Form 10-K
period 1999-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2000-03-30
CIK 936402

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29630
                            ------------------------

                        SHIRE PHARMACEUTICALS GROUP PLC

             (Exact name of registrant as specified in its charter)

               ENGLAND AND WALES
         (State or other jurisdiction                           (I.R.S. Employer
       of incorporation or organization)                       Identification No.)
                                                                      N.A.

EAST ANTON, ANDOVER, HAMPSHIRE SP10 5RG ENGLAND
   (Address of principal executive offices)                        (Zip Code)

                                 44 1264 333455
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

------------------------------------------------------------------------------------------------
              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
 American Depository Shares, each representing               Nasdaq National Market
    3 Ordinary Shares, 5 pence nominal value
                   per share
------------------------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 24, 2000, the aggregate market value of the ordinary shares, L0.05 par value per share of the Registrant held by non-affiliates was approximately $3,950,000,000.

    As of March 24, 2000, the number of outstanding ordinary shares was 250,868,396.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Shire Pharmaceuticals Group plc's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2000 are incorporated into
Part III.

                       THE "SAFE HARBOR" STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements included herein which are not historical facts are forward looking statements. The forward looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, our results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, the impact of competitive products, government regulation and approval, product liability litigation and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission including this annual report on Form 10-K for the year ended
December 31, 1999.

ITEM 1: BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    We are an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, cancer and gastrointestinal disorders. We operate and manage our business in three geographic areas--the United States, Europe and the rest of the world. Within these geographical segments, revenues are derived from three sources: sales of products by our own sales and marketing operations, licensing and development fees, and royalties. Sales and marketing operations are principally in the U.S., the U.K. and Ireland and Canada.

    We have expanded our business both organically and through acquisitions, including a merger with Roberts Pharmaceutical Corporation in December 1999. The merger with Roberts has provided an enhanced product pipeline, a strengthened geographical presence and the critical mass and financial resources necessary to capitalize on worldwide opportunities.

    We were incorporated under the laws of England and Wales on January 1, 1994. As part of a recapitalization, we acquired the entire share capital of Shire Holdings Ltd on December 19, 1994, including the operations of Rybar Laboratories Ltd, a U.K. based sales and marketing company acquired by our predecessor in July 1992. In September 1995, we acquired Imperial Pharmaceutical Services Ltd (subsequently renamed Shire Pharmaceutical Contracts Ltd), a company specializing in the development of oral hormone replacement therapy products for licensees. We acquired Pharmavene, Inc. (subsequently renamed Shire Laboratories Inc.) in March 1997 and Richwood Pharmaceutical Company, Inc. (subsequently renamed Shire Richwood Inc.) in August 1997. In October 1999, we acquired the German, French and Italian sales and marketing subsidiaries of Fuisz Technologies Ltd.

    We are a public limited company organized under the laws of England and Wales. Our principal executive offices are located at East Anton, Andover, Hampshire, SP10 5RG, England and the telephone number is 44 1264 333455.

    In this report, the term the "Company" refers to Shire Pharmaceuticals Group plc and its subsidiaries unless the context indicates otherwise.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Substantially all of our revenues, operating profits or losses and assets are attributable to one line of business, the acquisition, development and sale of pharmaceutical products in three geographical segments, the United States, Europe and the rest of the world.

(C) DESCRIPTION OF BUSINESS

STRATEGY AND APPROACH

    Our strategy is to develop products primarily for our own specialty marketing in the major countries of the world. The key elements of our operating strategy are described below:

    - MARKET PROPRIETARY PRODUCTS THROUGH OUR OWN SALES FORCE.

    We believe that higher financial returns can be achieved by marketing our products directly, as opposed to receiving royalties on licensees' sales. The 1999 acquisition of marketing subsidiaries from Fuisz Technologies Ltd in Germany, France and Italy represents the first step towards building expanded direct sales and marketing capability in continental Europe.

    - FOCUS ON CNS DISORDERS, METABOLIC DISEASES, GASTROINTESTINAL DISORDERS AND CANCER

    The merger with Roberts Pharmaceutical Corporation broadens our therapeutic focus from central nervous system disorders and metabolic diseases to include cancer and gastrointestinal disorders. We believe that due to the specialized nature of these diseases, our focused sales force can effectively market to high volume prescribers.

    - MANAGE OPERATING AND FINANCIAL RISK BY MAINTAINING A BROAD AND BALANCED PORTFOLIO AND SELECTIVELY INVOLVING MULTINATIONAL PARTNERS IN RETURN FOR OUT-LICENSING PRODUCT MARKETING RIGHTS.

    We have a portfolio of six key U.S. marketed products, each with significant potential. The development pipeline has 13 projects, one of which is in registration and nine of which are post Phase II. As the Company increases in size there are likely to be fewer occasions where out-licensing of marketing rights will be appropriate. However, we remain committed to ongoing collaborations such as that with Janssen, the co-development and licensing partner for galantamine (Reminyl) in the treatment of Alzheimer's disease.

    - SALES AND MARKETING

    We intend to use our existing sales and marketing infrastructure to sell and market most of our internally developed products. Our sales and marketing operations in the U.S., U.K., Ireland, continental Europe and Canada presently consist of 432 sales representatives. We believe that our sales and marketing infrastructure can be expanded rapidly to meet product opportunities.

CURRENTLY MARKETED PRODUCTS

    The table below lists our key currently marketed products by therapeutic areas, indicating the owner or licenser of the product, the marketer of the product and the territory where the product is being marketed.

                                                               MARKETED
                        PRINCIPAL                            BY/RELEVANT
PRODUCTS              INDICATION(S)        OWNER/LICENSER     TERRITORY
--------         ------------------------  --------------   --------------
TREATMENTS FOR CENTRAL NERVOUS SYSTEM DISORDERS
Adderall         ADHD                      Shire            Shire/U.S.
DextroStat       ADHD                      Shire            Shire/U.S.
Carbatrol        Epilepsy                  Shire            Shire/U.S.

TREATMENTS FOR METABOLIC DISEASES
Calcichew range  Osteoporosis adjunct      Nycomed          Shire/U.K. and
                                                            Ireland

TREATMENTS FOR CANCER
Agrylin          Elevated blood platelets  Shire            Shire/U.S. and
                                                            Canada
ProAmatine       Low blood pressure        Nycomed          Shire/U.S. and
                                                            Canada

TREATMENTS FOR GASTROINTESTINAL DISORDERS
Pentasa          Ulcerative colitis        Ferring          Shire/U.S.

TREATMENTS FOR CENTRAL NERVOUS SYSTEM DISORDERS

    - ADDERALL AND DEXTROSTAT. Attention deficit hyperactivity disorder is a central nervous system disorder of unknown cause and is characterized by varying degrees of inattention, impulsivity and hyperactivity. ADHD is primarily a childhood disorder, although it is increasingly being recognized as continuing through adolescence and into adulthood. According to IMS America, the U.S. market for treatments for ADHD was approximately $614 million for the year ended December 31, 1999. It is estimated that between three and five percent of children in the U.S. suffer from the condition. U.S. Drug Enforcement Agency Schedule II products, specifically methylphenidate and amphetamines, are currently the only approved first line treatments for ADHD available. Our approved ADHD products, Adderall and DextroStat, are branded psychostimulants. DextroStat is a branded generic formulation of dextroamphetamine. We believe that Adderall, a unique combination of four amphetamine salts, is generally administered in fewer daily doses than its major competitors, eliminating the need for a dose during school hours. According to IMS America, retail sales of Adderall and DextroStat represented approximately 25% of the aggregate ADHD market for the year ended December 31, 1999 with our percentage of the market increasing from 20.4% in December 1998 to 30.5% in December 1999.

    In the year ended December 31, 1999, sales of Adderall were $142.0 million, representing approximately 35% of our total revenues. As a result, factors adversely affecting the sale or production of Adderall would have a material adverse effect on our financial condition and results of operation.

    An incident in August 1998 at Arenol Corporation, our previous supplier of the active ingredients for Adderall halted production for a total of 84 days. The manufacture of these ingredients was transferred to the premises of B.I. Chemicals, Inc. In July 1999, we purchased certain assets related to the production of Adderall's active ingredients. In addition, production of the raw materials for Adderall was transferred from Arenol to B.I. If a similar incident were to occur at B.I., sales of Adderall would be adversely affected.

    Other factors which could adversely affect sales of Adderall include:

    - development of competitive pharmaceuticals;

    - technological advances;

    - increased production costs;

    - marketing or pricing actions by Shire's competitors;

    - changes in prescription writing practices;

    - the occurrence of adverse reactions to Adderall;

    - changes in reimbursement policies of third-party payers; and

    - product liability claims

    - CARBATROL. Approximately 2.5 million people in the U.S. suffer from epilepsy. Epilepsy is characterized by an episodic disturbance of consciousness during which seizure activity occurs in the brain. Carbatrol is an extended release formulation of carbamazepine, an approved compound for the treatment of epilepsy. Carbatrol is designed to improve compliance by delivering steady blood levels of drug over 24 hours, when taken twice daily. It can be administered as a capsule or sprinkled on food and can be taken with or without meals. Carbamazepine is one of the most widely prescribed antiepilectic drugs accounting for approximately 23% of total prescriptions written in 1999 for antiepilectic drugs dispensed in the U.S. Prescription numbers for Carbatrol increased from 16,000 in January 1999 to 46,000 in December 1999.

    The FDA approved Carbatrol on September 30, 1997 for marketing in the U.S. Carbatrol was originally out-licensed to Athena, a subsidiary of Elan Corporation plc. In December 1997, we reacquired the worldwide rights to Carbatrol, together with inventory and certain plant and equipment for $25 million. We launched Carbatrol in the U.S. in June 1998. Effective
March 31, 1999, we terminated our promotion agreement with Athena, and now promote the product on our own.

    In 1994, we obtained a patent in the U.S. covering the formulation of Carbatrol with an expiration date of 2011. Patent applications covering this technology are pending in other countries.

    In the year ended December 31, 1999, sales of Carbatrol were $16.0 million representing 4% of our total revenues.

TREATMENTS FOR METABOLIC DISEASES

    Osteoporosis is characterized by a progressive loss of bone mass which renders bone fragile and liable to fracture. More than three million people in the U.K. are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in estrogen production following menopause. Our principal products for the treatment of osteoporosis are the Calcichew range of calcium and calcium/vitamin D supplements which are sold mainly in the U.K. and Ireland, although certain of the ClimaRange and BetaRange products include osteoporosis as an indication in their licenses. Our Calcichew range includes, among others, Calcichew, Calcichew D(3) and Calcichew D(3) Forte, which are used as adjuncts to other therapies and which we believe are more palatable than alternative products. We held a leading position in the L15 million (approximately
$24.5 million) U.K. prescription calcium market with a market share of approximately 73% for the year ended December 31, 1999.

TREATMENTS FOR CANCER

    - AGRYLIN. In 1991, we obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell Agrylin (anagrelide), which has been developed as an oral treatment for thrombocythemia, a blood disorder characterized by high blood platelet counts which could result in abnormally high incidence of adverse blood clotting events, including heart attack and stroke. There is evidence that some patients with increased platelet counts have thrombosis or hemorrhage which can be treated successfully by lowering the platelet count. Agrylin is intended to inhibit excessive platelet production and reduce the morbidity and mortality of heart attack and stroke in thrombocytosis patients.

    In March 1997, we received notification from the FDA that the NDA for Agrylin was approved. Active marketing and sales activities commenced in the second quarter of 1997. There is no other FDA approved treatment available for thrombocythemia. Other current therapies used to reduce excessive platelet production have distinct disadvantages, such as leukemogenesis, leukopenia and anemia. Further, Agrylin has been designated by the FDA as an Orphan Drug, a status which entitles us to seven years of market exclusivity. In
December 1997, we filed an application with the FDA to expand the indications of Agrylin to include polycythemia vera. In December 1998, we received approval for the expanded indication for Agrylin for thrombocytosis secondary to myeloproliferative diseases, including polycythemia vera and chronic myelogenous leukemia.

    In June 1998, the U.S. Department of Commerce, Patent and Trademark office issued a patent covering an improved process for manufacturing anagrelide HCl, the active ingredient in Agrylin. Currently, anagrelide is commercially prepared utilizing a time consuming and difficult synthesis involving a starting material possessing environmentally unfriendly properties. The new process, which eliminates this precursor material and greatly simplifies the synthesis, represents both an environmentally sound and a significantly more economical method of manufacture. The patent for this new process expires in 2017.

    In the year ended December 31, 1999, sales of Agrylin were $32.6 million, representing 8.1% of our total revenues.

    - PROAMATINE. In 1996, ProAmatine was given accelerated approval by the FDA as a new drug for life-threatening illnesses and is currently the only FDA approved treatment available in the U.S. for orthostatic hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. ProAmatine has been designated as an

Orphan Drug by the FDA, giving a seven year period of market exclusivity in the U.S. Sales of ProAmatine in 1999 were $19.8 million, representing 4.9% of our total revenues.

TREATMENTS FOR GASTROINTESTINAL DISORDERS

    - PENTASA. In April 1998, exclusive U.S. marketing rights to Pentasa were acquired from Hoechst Marion Roussel for $125 million. Pentasa is a patented gastrointestinal drug for the treatment of ulcerative colitis. This drug addresses a market of over 2 million patients in the U.S. Sales of Pentasa in 1999 were $51.8 million, representing 12.9% of our total revenues.

PRODUCTS UNDER DEVELOPMENT

    We seek to maintain a broad and balanced approach to our development of new products and have historically leveraged third-party research and development expertise. This strategy has declined over time and we now focus primarily on independently developing projects for our own marketing. We have entered into collaborative arrangements with, among others, Janssen Pharmaceutica NV, a subsidiary of Johnson & Johnson, and Novartis. Recognizing the inherent risks in drug development, our policy is to manage this risk by maintaining a broad range of products in different development phases. We aim to optimize the level of fixed overhead by using contract research organizations to manage multi-center and/or international clinical trials on a day-to-day basis. In the year ended December 31, 1999, we spent approximately $77.5 million on research and development.

    The table below lists our key products under development by therapeutic area, indicating their development status, their territorial rights and licenses, if any.

                            PRINCIPAL                               TERRITORIAL
PRODUCTS                  INDICATION(S)            STATUS              RIGHTS      LICENSEE(S)
--------               -------------------  ---------------------  --------------  -----------
TREATMENTS FOR CENTRAL NERVOUS SYSTEM
  DISORDERS
Reminyl (galantamine)  Alzheimer's disease  In registration        Global          Janssen
                                            (approved in Sweden)
Dirame                 Moderate/mod-        Phase III              Global
                       erately severe pain
SLI381                 ADHD                 pre Phase III          Global
SPD417                 Bipolar disorder     pre Phase III          Global
SPD503                 ADHD                 Pre-clinical           Global
SPD412                 Epilepsy             Phase I                Global
SPD418                 Epilepsy             Pre-clinical           Global
SPD421                 Epilepsy             Phase I                Global
SPD502                 Stroke               Phase I                Global excl.
                                                                   Nordic and
                                                                   Baltic
                                                                   countries

TREATMENTS FOR METABOLIC DISEASES
Lambda                 High blood           Phase III              Global
                       phosphate levels in
                       patients with
                       kidney failure

                            PRINCIPAL                               TERRITORIAL
PRODUCTS                  INDICATION(S)            STATUS              RIGHTS      LICENSEE(S)
--------               -------------------  ---------------------  --------------  -----------
TREATMENTS FOR GASTROINTESTINAL DISORDERS
Pentasa                Ulcerative colitis   Phase III              U.S.
Emitasol               Nausea and vomiting  pre Phase III          U.S., Canada
                                                                   and Mexico

TREATMENTS FOR CANCER
SPD424                 Prostate cancer      Phase III              North America,
                                                                   Europe

TREATMENTS FOR CENTRAL NERVOUS SYSTEM DISORDERS

    - REMINYL (GALANTAMINE) FOR ALZHEIMER'S DISEASE. Alzheimer's disease is characterized by loss of memory, particularly for recent events, confusion and disorientation, followed by gross intellectual disturbances, personality changes and emotional disintegration. It is progressive, with death usually occurring within five to nine years following the onset of symptoms. Patients with Alzheimer's disease have been shown to have reduced levels of the neurotransmitter acetylcholine ("ACh"), which is broken down by acetylcholinesterase. Improvements in cognition have been achieved in patients using acetylcholinesterase inhibitors. Galantamine, a naturally occurring alkaloid, is an inhibitor of acetylcholinesterase, which in turn increases the level of ACh. We are co-developing Reminyl for the treatment of Alzheimer's disease with Janssen. It is estimated that eight million people in the U.S. and Western Europe suffer from Alzheimer's disease.

    In July 1998, Phase III results for galantamine were announced at the 6(th) International Conference on Alzheimer's Disease and Related Disorders in Amsterdam. Results presented were for two pivotal six month Phase III studies conducted by Janssen Research Foundation, an affiliate of Johnson & Johnson, which is co-developing galantamine with us. An in vitro study of nicotinic effects of the drug was also presented.

    In a double-blind, placebo-controlled U.S. trial involving 636 patients with mild to moderate Alzheimer's disease, study participants were tested using the cognitive portion of Alzheimer's Disease Assessment Scale (ADAS-cog). This scale is commonly used to assess memory and learning skills such as word recall and recognition, ability to remember test instructions, and accuracy in naming objects and figures. Among those who completed the study, patients who took galantamine achieved cognitive scores that were an average of 3.7 to 3.8 points higher than individuals who received placebo. In a second study carried out across eight European countries and involving 653 patients, those who were treated with galantamine and completed the study had average ADAS-cog scores after treatment that were up to 4.1 points higher than patients on placebo. As expected, adverse events in both studies were typically cholinergicin in nature with nausea, vomiting and other gastrointestinal side effects occurring at approximately two to four times placebo rate. These side effects were usually transient, generally subsiding within one week.

    Unlike other agents, galantamine appears to act on the brain's nicotinic receptors. The "modulation" of these receptors could lead to an increase in release of several neuro-transmitters, including ACh. Further investigation is required to determine the clinical significance and potential impact of this additional mechanism of action.

    On March 31, 1999, we announced the first European regulatory submission for galantamine. Reminyl received its first regulatory approval within the European Union from Sweden on March 3, 2000. Reminyl will subsequently be submitted through the EU Mutual Recognition Procedure for marketing approval in the E.U.

    It is anticipated that Reminyl will be launched using natural galantamine extracted from daffodil bulbs. Although the necessary supply agreements are in place, there can be no assurance that adequate supplies of daffodil bulbs of a suitable quality will be available or that the supplier will be able to supply sufficient galantamine of the required quality. We also expect, along with Janssen, to seek regulatory approval for the synthetic manufacture of galantamine, which may be delayed or withheld. We will be relying on Janssen and Waldheim Pharmaceutica for the supply of synthetic galantamine of suitable quality and there can be no assurance that adequate supplies will be available.

    - DIRAME. Dirame is an orally administered centrally-acting analegesic for treating moderate to moderately severe pain. In total, over 4000 patients have been treated with Dirame. We believe that Dirame could have a favorable side-effect profile especially in terms of low addiction potential. Exclusive worldwide rights to Dirame were acquired from Bayer. The analgesic market is approximately $3.5 billion in the U.S. The compound could have applications in several therapeutic categories including pain associated with cancer, advanced arthritis and post-surgical pain.

    - ADHD PRODUCTS. We have initiated two development programs focused on products for the treatment of ADHD.

    - SPD 502. In February 1998, we in-licensed from NeuroSearch A/S a series of AMPA antagonists for CNS disorders including the acute treatment of stroke. Primary focus will be on the development of the lead compound SPD 502, which is in early clinical development.

    There are two types of strokes: ischemic and the less common hemorrhagic. An ischemic stroke occurs after a blood clot starves the brain of oxygen. During periods of ischemia (resulting from stroke or other causes), glutamate, a potent cell toxin is released in the brain. In animal models of ischemia, AMPA antagonists inhibit toxic effects of glutamate and reduce the amount of brain damage. Stroke is the leading cause of adult disability in the western world, with a prevalence of 500-800 per 100,000. It accounts for 10% of all deaths in men and 17% of deaths in women. Around three-quarters of patients who survive a stroke will suffer some sort of disability, and contribute significantly to healthcare costs. It is estimated that the yearly costs to treat stroke victims in the U.S. are $30 billion.

TREATMENTS FOR METABOLIC DISEASES

    - LAMBDA. Lambda (lanthanum carbonate) is being developed for the prevention and treatment of hyperphosphataemia in patients with chronic kidney failure. Hyperphosphatemia, meaning high levels of phosphate in the blood, is a condition arising from the inability of damaged kidneys to eliminate the excess dietary phosphate which is widespread in food. Renal dialysis and a restricted diet are generally unable to reduce these phosphate levels sufficiently. If left untreated, hyperphosphatemia can result in renal osteodystrophy, a painful condition with similarities to osteoporosis, in which there are abnormalities in the formation and structure of bone. Lambda is designed to be administered with food and act as a "phosphate binder," forming an insoluble phosphate salt in the intestine, causing the phosphate salt to be eliminated in the faeces.

    It is estimated that there are 650,000 patients worldwide with end-stage renal disease. We believe that the market for Lambda could grow because of its potential to be used predialysis. In addition, we believe that current therapies are not ideal: aluminium salts can cause neural toxicity and are no longer widely used; calcium salts are inefficient binders requiring large doses and often cause hypercalcemia, which among other things, can result in calcification of blood vessels.

    Lambda is currently undergoing Phase III clinical trials in Europe and the U.S. following positive interim Phase II results. The pre-planned interim analysis of Phase II showed that of the 28 patients treated, 26 re-established control of their blood phosphate concentrations below the target level set for the study. Adverse events were generally mild and transient. Phase I trials of Lambda have also commenced in Japan under the "In-Country Caretaker Scheme".

TREATMENTS FOR GASTROINTESTINAL DISORDERS

    - PENTASA. Pentasa 250mg, which is currently licensed in the U.S., is used to treat ulcerative colitis. As part of the acquisition of Pentasa from Hoechst Marion Roussel, we received U.S. rights to a 500mg tablet, which is currently in Phase III development. The new 500mg tablet formulation will aid the compliance of patients who often need to take large doses.

    - EMITASOL. Emitasol is an intranasal form of metoclopramide, an existing anti-nausea drug currently available in oral and injectable forms. Emitasol will shortly enter Phase III clinical trials. We have been contracted by RiboGene, Inc. to develop this product and RiboGene, Inc. will provide up to $7 million in funding for the development of the product.

TREATMENTS FOR CANCER

    - SPD424. We are developing a compound to treat prostate cancer designated SPD424. This compound in a patented delivery system has been licensed exclusively to us for use in North America and Europe and has completed Phase II clinical trials. We acquired the rights from Hydro Med Sciences to a patented hydrogel implant delivery technology for use in the development of SPD424 for the hormonal treatment of prostate cancer. SPD424 is a synthetic gonadotropic hormone releasing factor agonist that, due to its long-term inhibition of pituitary release of gonodatrophins, can block both ovarian and testicular function. The hydrogel implant employs a proprietary technology that delivers therapeutic agents at a controlled, constant release rate for more than one year. It is a retrievable subcutaneous implant that can be inserted in a physician's office using a local anesthetic.

DRUG DELIVERY TECHNOLOGIES

    We have a platform of five drug delivery technologies that can be applied to drugs in order to enhance their effectiveness or their convenience to patients in terms of dosage regimen. Generally, this involves reformulating the drug into a new delivery system designed either to enhance the absorption of the drug into the blood stream or, alternatively, to delay absorption of the drug into the bloodstream, thereby requiring the patient to take fewer daily doses.

    Our portfolio of drug delivery technologies includes a number of technologies designed to improve the oral delivery of drugs, a technology designed to provide an extended release drug delivery profile and a system to provide enhanced solubility and extended release delivery. These technologies can be made available to third parties in return for development fees, milestones and royalties. We also intend to employ these technologies selectively to products being developed internally where the characteristics of the product can be improved or modified to secure a competitive advantage.

MANUFACTURING AND DISTRIBUTION

    We manufacture finished product and package our Schedule II drugs at our 9,700 square foot facility in Valley Stream, New York. Due to control and capacity issues that arose during the previous ownership, we undertook a complete renovation of the facility in 1995. This included hiring new management, replacing virtually all of the manufacturing equipment and modernizing the laboratory.

    Adderall is manufactured solely by us in compliance with specifications and quality standards that were developed internally and reviewed by the FDA. Until August 1998, raw materials for Adderall were manufactured solely by Arenol, Inc. Arenol's factory was destroyed following an explosion in August 1998 and raw material manufacturing was transferred to B.I.'s plant in Petersburg, Virginia. At the current time, the Company believes that B.I. is the only manufacturer available for three out of the four active ingredients in Adderall and that potential additional manufacturers are few due to the very limited number of FDA and DEA manufacturers for the class of active ingredients in Adderall. If B.I. suffered a similar incident to that which occurred at Arenol, sales of Adderall would be adversely affected.

    In July 1999, we purchased certain assets from Arenol related to the production of Adderall's active ingredients.

    In July 1997, we concluded the purchase of a 100,000 square foot pharmaceutical manufacturing facility previously operated by Monsanto's Searle Division located in Oakville, Ontario, Canada. The facility is approved by the Health Protection Branch of the Canadian Ministry of Health. We expect to receive FDA accreditation within the next twelve months.

    In January 1999, we sold our 17,000 square foot Indianapolis, Indiana plant, together with the products manufactured at that facility. All other products are either manufactured and/or packaged in Valley Stream, New York or by third party contract manufacturers.

    Our 5,900 square foot distribution center, which includes a large vault to house DEA regulated Schedule II products, is located in Florence, Kentucky. From there, we distribute our ADHD products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S.

    In October 1997, we completed the acquisition of an approximately 70,000 square foot distribution facility located in a suburb of Chicago. Distribution from this facility commenced in the second quarter of 1998.

    All products marketed by the U.K. based sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for Shire by third parties under contract. Distribution in the U.K. and Ireland and to export territories is also contracted out to third parties. We have access to all principal drug wholesale chains in the U.K. and Ireland and their respective distribution centers.

    In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In recent years the number of independent drug stores and small chains has decreased as a result of consolidation. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

    In the U.S., our customers include McKesson Corp., Bergen Brunswig Corp. and Cardinal Health Inc. In the U.K., our customers include The Boots Company PLC, AAH Pharmaceuticals Ltd and Unichem Plc. For the fiscal year ended December 31, 1999, our two largest customers accounted for approximately 25% and 14% of total revenues, respectively. The loss of either of these customer accounts could have a material adverse effect on our financial condition and results of operations.

INTELLECTUAL PROPERTY

    An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Our policy is to seek patent protection whenever possible in the U.S., major European countries and Japan. Where practicable, we seek patent protection in other countries on a selective basis. In all cases, we will either obtain patent protection ourselves or support applications by our licensers. Our largest marketed product is not protected by patent; however, the formulation and manufacturing controls associated with the product require certain technical information, which we believe are only available to us and to certain of our suppliers that have signed confidentiality agreements.

    Our licensers have obtained patent protection or made applications for patent protection for the use of galantamine for the treatment of Alzheimer's disease. Generally this protection will be by either method of treatment claims in the U.S. or by Swiss-type use patents directed to the use of the pharmaceutical agent in connection with the manufacture of a product for use with the new medical indication. The patents and patent applications relating to the phosphate binder under development by Shire for use in the treatment of hyperphosphatemia contain both Swiss-type use claims and formulation claims directed to the phosphate binder under development. The patent and patent applications for our product relating to the use of hyaluronic acid and its salts in improving the effectiveness of certain therapeutic agents in the treatment of acne contain both Swiss-type use claims and formulation claims.

    Patents have been issued or applications made in relation to our process technologies and, where appropriate, in respect of the formulation of products made by those processes or incorporating those technologies.

    We also rely on trade secrets, unpatented know-how and technological innovations, trademarks and contractual arrangements with third parties to maintain and enhance our competitive position in situations where we are unable to obtain patent protection or our marketed products are not covered by specific patents.

    In the regular course of business, we are a party to litigation or other proceedings relating to intellectual property rights. We cannot assure you that our patents or patent applications or those of our third party manufacturers will provide valid patent protection and will not be revoked as a result of proceedings by third parties. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of our products or technologies, there can be no guarantee that we will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all. Competitors or potential competitors may have filed applications for, been granted patents for, or obtained additional patents and proprietary rights that may relate to products and/or technologies competitive with our products or those of our licensees.

    We cannot assure you that our patents or those of our licensers will ultimately be held valid or that efforts to defend any patents or know-how or other intellectual property rights would be successful. An adverse outcome in any litigation or proceeding could have a material adverse effect on the sale or development of the product or technology in question and lead to the abandonment or delay in development or sale of that product or technology and lead to additional expenses.

COMPETITION

    The manufacture and sale of pharmaceuticals is highly competitive. Many of our competitors are large, well known pharmaceutical, chemical and health care companies that have considerably greater financial, sales, marketing and technical resources. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that compete with our products. The pharmaceutical industry is characterized by rapid product development and technological change. Our pharmaceutical products may be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat the conditions addressed by our products or as the result of either technological advances affecting the cost of production or marketing or pricing action by competitors.

    We believe that competition in our markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with greater resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications, and may have an improved likelihood of obtaining approval of drugs that would compete with our drugs. Prior regulatory approvals for competing products would force our development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than our current or future products. For example, we are aware of a number of products which may compete with Reminyl, including: Aricept by Pfizer Inc.; Exelon by Novartis Pharma A.G., and propentofylline by Hoechst Marion Rousell Ltd. Of these, Aricept and Exelon have been launched in certain countries, while propentofylline is still in development or registration. Lambda's principal competitor is likely to be RenaGel, which was launched in 1998. The product was developed by GelTex Pharmaceuticals, Inc. and is marketed by Genzyme Corporation General Division.

    In addition, we are aware of efforts by competitors to develop both improved formulations of existing Schedule II drugs and new, non-Schedule II drugs, for the treatment of ADHD. For example, Alza Corporation, Novartis (in collaboration with Elan Corporation plc), Medeva plc (in collaboration with Eurand Group) and Noven Pharmaceuticals, Inc. are believed to be developing extended release, once-a-day formulations of methylphenidate while Celgene Corporation and Medeva plc (believed to be collaborating with Chiroscience
Group plc) are both working to develop a single isomer version of methylphenidate. Glaxo Wellcome plc, Eli Lilly and Company, Bristol-Myers Squibb (in collaboration with Sano Corporation) and Abbott Laboratories are believed to be developing non Schedule II products for ADHD. Should any of these products be approved by the FDA, they could have a material adverse effect on the sales of Adderall, which represented approximately 35% of our total revenues for the year ended December 31, 1999.

PRINCIPAL LICENSING AND COLLABORATIVE AGREEMENTS

- NEUROSEARCH A/S--CNS DISORDERS

    In February 1998, we entered into a development and license agreement with NeuroSearch A/S by which NeuroSearch granted us an exclusive license to certain of its information and patent rights with respect to treatment for CNS disorders in exchange for milestone and royalty payments. Our marketing rights to the products extend throughout the world excluding Denmark, Norway, Sweden, Finland, Iceland, Lithuania, Estonia and Latvia. The agreement remains in effect so long as any royalty payments are due to NeuroSearch under the agreement.

- NYCOMED--CALCIUM PRODUCTS

    We entered into two principal agreements with Nycomed in January 1987 and May 1992 by which Nycomed granted to us distribution rights for its calcium range of products in the U.K. and Ireland and certain export territories. The agreements, which remain in force until 2004 and 2002, respectively, will continue after these dates for further periods of three years unless terminated by 12 months written notice. Under the agreements, Nycomed undertakes to supply exclusively us with the products for the U.K. and Ireland.

- NOVARTIS--ORAL HRT PRODUCTS

    In August 1995, we entered into a license agreement with Novartis, under which we granted Novartis an exclusive license for the manufacture, marketing and sale of all the ClimaRange products throughout the world excluding the U.S., Japan, South Africa, certain other African countries, the U.K. and Ireland for an initial period of 10 years commencing on the issue of the first product license. Novartis has an option, subject to certain limitations, to extend its rights to the ClimaRange products in these countries. We also granted to Novartis a first option to purchase (on terms to be agreed between the parties) the exclusive rights to manufacture and sell any products developed by us which are similar to or derived from the ClimaRange products. We have obtained approval for product license applications for each of the first five ClimaRange products under the decentralized application procedure for the European Community. Under the license agreement, Novartis has made milestone payments to us upon the completion of studies, submission of product license applications and grant of product licenses in identified territories. Novartis will also pay royalties on sales of the ClimaRange products in the licensed territories. Novartis has launched ClimaRange products in seven countries. In those countries where Novartis indicates that it does not intend to launch the products, we intend to negotiate with Novartis for the return of the rights to these products in such territories.

- VARIOUS GALANTAMINE AGREEMENTS

    Pursuant to an agreement with Synaptech Inc., the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, we have undertaken technical, pre-clinical and clinical work on the use of Reminyl in Alzheimer's disease. We initially paid Synaptech an up front payment of L1 million (approximately $1.6 million) which was accounted for as a development cost, and have agreed to pay royalties on sales of Reminyl. We have also entered into a co-development agreement with Janssen under which we licensed to Janssen all of our clinical data and know-how relating to the use of galantamine in Alzheimer's disease worldwide, except for the U.K. and Ireland. The agreement provides for a one-time upfront payment, a milestone payment and the reimbursement of development costs. The upfront and milestone payments were recognized as licensing and development income when they became due. Under these arrangements, Janssen undertook to finance substantially all the future research and development costs of Reminyl as a treatment for Alzheimer's disease and to conduct clinical trials, obtain regulatory approvals and manufacture and market Reminyl. As a result, we are dependent on Janssen for any revenues derived from Reminyl. Moreover, there can be no assurance that our interests will continue to coincide with Janssen.

    Our rights to develop, manufacture and sell Reminyl for use in the treatment of Alzheimer's disease under the patents of Synaptech extend throughout the world but exclude North America, Korea, Taiwan, Thailand and Singapore. We have, in turn, entered into a sub-license with Janssen under which we granted Janssen exclusive rights to develop, manufacture and sell Reminyl for use in Alzheimer's disease in all territories licensed to us except the U.K. and Ireland. We also have the right to reacquire the rights to sell Reminyl in one of a specified group of major European countries. Janssen has entered into a separate license agreement with Synaptech covering North America, Korea, Taiwan, Thailand and Singapore. Synaptech authorized us to enter into the above co-development agreement and the above sub-license agreement with Janssen, under which, among other things, we will receive royalties on sales of Reminyl by Janssen in the U.S.

    The co-development agreement and sub-license granted to Janssen may be terminated by Janssen on 90 days' notice. If Janssen exercises its right to terminate the license and co-development agreement under this provision, the licenses granted to Janssen terminate and Janssen is also obligated to transfer to us data and other information and responsibility for the management of continuing development and registrations of the product. The costs of ongoing studies will be shared by us and Janssen in the relevant proportions in the agreement for three months after the date of termination except for the costs payable for clinical trials, which will be shared until they can be properly terminated. Under the agreement, we have the right to complete the registration of the products and seek alternative partners.

    We have had a continuing relationship with MacFarlan Smith Limited ("MS"), a subsidiary of Meconic plc, since October 1991 under which MS produces galantamine for use in our clinical trials. In June 1997, we concluded agreements with MS and Janssen for the procurement of daffodil bulbs by MS and the extraction from those bulbs of galantamine for use in the production of galantamine for commercial launch of the product. Under these arrangements, it is anticipated that MS will arrange for the production, planting and harvesting of daffodil bulbs in sufficient quantities to provide the worldwide launch stock for the product and will also construct a plant to undertake the extraction of galantamine with an agreed maximum plant cost of L7 million (approximately
$11.2 million). Reciprocal arrangements have been concluded with Janssen, which will bear the entire cost other than a proportion relative to the supply of bulbs and product for sale by us in the U.K. and Ireland. These arrangements with MS may be terminated by us and Janssen.

- JOHNSON MATTHEY--LAMBDA

    Johnson Matthey plc has applied in the U.S., Europe and elsewhere for patents for the use of lanthanum carbonate for the treatment or prevention of hyperphosphatemia. In February 1996, we entered into an agreement with Johnson Matthey under which Johnson Matthey granted to us an exclusive license agreement to develop, manufacture, use and sell Lambda worldwide. Under the license agreement, in return for an exclusive license expiring on the expiration of the relevant patent, we will pay an upfront payment and a royalty on sales of Lambda. We have consented to the assignment by Johnson Matthey of its patents to AnorMed Inc., a Canadian company, which is partially owned by Johnson Matthey. As part of these arrangements, we amended the agreement and received an exclusive worldwide license to use Johnson Matthey's manufacturing know-how in return for upfront payments and royalties.

GOVERNMENT REGULATION

    The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S. and the E.U., including the FDA, the DEA and the Occupational Safety and Health Administration and in the U.K., principally the Medicines Control Agency. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives and guidelines in the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

    Regulatory approval is required in the major markets in which we or our licensees seek to test or market products. At a minimum, approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data differ depending on the territory, the drug involved and the stage of development.

    In general, for a new chemical entity, a product needs to undergo rigorous preclinical testing before it can be used in humans, both in the laboratory and, until suitable alternative tests are found, in animals. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes.

    In the U.S., data need to be submitted to the FDA as part of an Initial New Drug submission which, unless the FDA objects, will become effective 30 days following receipt by the FDA; Phase I studies in human volunteers may commence only after this lack of objection. Prior regulatory approval for human volunteer studies is not required in the U.K., although the same level of testing will need to have been completed before we decide it is safe to proceed. Following successful completion of Phase I studies, data are then submitted in summarized format to the Medicines Control Agency as a clinical trial exemption application in support of a specific Phase II clinical study or program, and provided no objection has been received within a maximum of 63 days after receipt, the Phase II studies may commence. For any additional studies, Phase II and/or Phase III, further submissions to regulatory authorities are necessary, detailing results of previous trials, updating ongoing preclinical studies and describing full details of the proposed studies. Authorities may require additional data before allowing the studies to commence and could demand the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, the study must often be approved by an independent body. The exact composition and responsibilities of this body differs from territory to territory. In the U.S., for example, each study is conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. The U.K. equivalent of this body, the Ethics Committee, has a very similar approach. Other authorities around Europe and the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/ export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

    Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to adequately demonstrate the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization, New Drug Applications or Abbreviated New Drug Applications) or that appropriate regulatory authorities will review and approve any application in a timely manner, if at all.

    In order to gain marketing approval, we must submit a dossier to the relevant authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the chemistry and pharmaceutical aspects of the product as well as the pre-clinical and clinical data. The FDA undertakes the review for the U.S.; in Europe the review may be undertaken by the European Medicines Evaluation Agency or an individual country's agency, followed by "mutual recognition" of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take several months to several years or can be denied altogether. The approval process can be affected by a number of factors; additional animal studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of the facility, review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects. After approval for the initial indication, further clinical studies are necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

    We believe that the approval process for certain of our drug/delivery combinations now under development including ClimaRange and BetaRange may be shorter than the full process described above because the safety and efficacy of the compounds have already been established in currently marketed formulations. In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the Waxman-Hatch Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing abbreviated drug applications. As a substitute for conducting full-scale preclinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the U.S. system.

    For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the U.S., the FDA has the authority to revoke or suspend approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. The FDA also may impose pre-clearance requirements on products currently being marketed without FDA approval. Some of our products are being marketed as "old drugs" without New Drug Application clearance. The FDA's position is that essentially all prescription drugs should ultimately be subject to "new drug" status. It is possible that the FDA will seek in the future to regulate these "old" products as "new drugs", subject to premarket clearance requirements. In addition, changes in regulation could have a material adverse effect on our financial condition and results of operation.

    The DEA also controls the national production and distribution of
Schedule II drugs in the U.S. by allocating production quotas based, in part, upon the DEAs view of national demand. As Schedule II drugs, the production and sale of our ADHD products are strictly controlled.

THIRD PARTY REIMBURSEMENT

    Our ability to market products depends in part on the extent to which healthcare providers pay at appropriate reimbursement levels for the cost of the products and related treatment. Third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmacoeconomic data to justify reimbursement practices. In the U.S., several factors outside of our control could significantly influence the purchase of pharmaceutical products including the trend toward managed health care, the growth of organizations such as health maintenance organizations and managed care organizations and legislative proposals to reform health care and government insurance programs. These factors could result in lower prices or a reduction in demand for our products.

    Similar developments may take place in the E.U. markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of our products. Limits on reimbursement available from third-party payers may reduce the demand for our products.

EMPLOYEES

    On December 31, 1999, we employed 1,010 individuals, 533 of whom were in sales and marketing, 137 of whom were in research and development, 192 of whom were in manufacturing and distribution, and 148 of whom were in general and administrative. In addition to our full and part time staff, we engage professional personnel on a consultancy basis and, from time to time, consultants and others on a per day or hourly basis. We believe that relations with our employees are satisfactory. None of our employees is represented by a labor union.

    Our success is dependent on our ability to attract and retain highly qualified management and scientific personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that we will be successful in attracting and retaining such personnel. In general, we have agreements with our key scientific and management personnel for periods of one year or less.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    Financial information about Foreign and Domestic Operations is presented in
Note 20 to the Company's consolidated financial statements. See "Notes to the Consolidated Financial Statements--Note 20."

                                  RISK FACTORS

ANY DECREASE IN THE SALE OF ADDERALL COULD SIGNIFICANTLY REDUCE REVENUES.

    In 1999, sales of Adderall were approximately $142 million, representing approximately 35% of our revenues. Any factors which decrease sales or reduce production of Adderall would significantly reduce our revenues. An explosion in August 1998 at our then supplier of the active ingredients for Adderall halted its production for a total of 84 days. If a similar incident were to occur again, we would experience a substantial decrease in revenues. Other factors which could adversely affect sales of Adderall include:

    - development of competitive pharmaceuticals;

    - technological advances;

    - increased production costs;

    - marketing or pricing actions by our competitors;

    - changes in prescription writing practices;

    - the occurrence of adverse reactions to Adderall;

    - changes in reimbursement policies of third party payers; or

    - product liability claims.

WE ARE NAMED AS A DEFENDANT IN A LARGE NUMBER OF LAWSUITS INVOLVING PHENTERMINE
  AND IF WE ARE FOUND LIABLE IN SOME OR ALL OF THOSE LAWSUITS FOR DAMAGES IN EXCESS OF OUR ASSETS, WE WOULD BE REQUIRED TO REORGANIZE OR SEEK BANKRUPTCY PROTECTION.

    We are currently a defendant in approximately 3,500 lawsuits, in both federal and state courts, which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. If we are found liable in some or all of these lawsuits for damages in excess of its assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. In 127 of these suits, the plaintiffs have specifically alleged in the complaint or subsequent discovery that they used Oby-Cap or Oby-Trim, phentermine products produced by us. The lawsuits generally allege the following claims:

    - the defendants marketed phentermine and the other products for the treatment of obesity and misled users about the products and the dangers associated with them;

    - the defendants failed to adequately test phentermine individually and when taken in combination with the other drugs; and

    - the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels.

    We became involved with phentermine through our acquisition of certain assets of Rexar Pharmacal Corp. in January 1994. In addition to liability as a result of our own production of Oby-Cap, plaintiffs may seek to impose liability on us as a successor to Rexar. Class certification has been sought for certain of the claims made against us and the other defendants. In addition, pending federal lawsuits have been consolidated as a multidistrict litigation in the Eastern District of Pennsylvania.

    We intend to vigorously defend all the lawsuits and pursue all available reasonable defenses. Legal expenses have thus far been paid by the insurers of our supplier, Eon Labs Manufacturing Inc.

Through approximately March 2000, Eon and its distributors, including us, had exhausted approximately $39 million in insurance proceeds defending the lawsuits. Additional insurance is available to us and the other Eon distributors through Eon's carriers in the amount of approximately $12 million in the aggregate. In addition, we have our own insurance up to a maximum of $3 million for lawsuits filed in the period to April 28, 1998, an unlimited indemnity given by Eon and a limited indemnity from the former shareholders of Shire Richwood given at the time of our acquisition of Shire Richwood. We have already spent a substantial amount of resources in managing these lawsuits and will continue to do so.

WE MAY NOT ACHIEVE SUSTAINED PROFITABILITY DUE TO A NUMBER OF FACTORS, SOME OF
  WHICH ARE BEYOND OUR CONTROL.

    We have experienced net losses in four out of the past five fiscal years and may not achieve sustained profitability. Our results of operations have varied, and will vary in the future, from period to period, due to a variety of factors, including:

    - costs incurred to acquire, license, develop and market pharmaceutical products;

    - spending on research and development of products;

    - the introduction of new products by us or its competitors;

    - cost increases from our third-party manufacturers;

    - supply interruptions;

    - the expiration of intellectual property protection;

    - the mix of products sold;

    - changes in marketing and sales expenditures; and

    - market acceptance of our products.

A CHANGE IN THE VALUE OF THE U.S. DOLLAR COULD ADVERSELY AFFECT OUR RESULTS.

    Changes in exchange rates, particularly those between the U.S. dollar and pound sterling will affect our results of operations. For the year ended December 31, 1999, approximately 22% of our revenue was earned in currencies other than U.S. dollars compared to approximately 31% of our expenses.

IF WE ARE UNABLE TO SUCCESSFULLY COMPLETE CLINICAL TRIALS, OUR PRODUCTS WILL NOT
  RECEIVE AUTHORIZATION FOR MANUFACTURE AND SALE.

    Before obtaining regulatory approvals for the commercial sale of each product under development, we must demonstrate through clinical trials that the product is of appropriate quality, and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe or the U.S. (including the U.K. Medicines Control Agency and the U.S. FDA) may require additional clinical trials, which could result in increased costs and significant development delays.

    The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrollment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which we share control over the planning and execution of product development with collaborative partners. We intend to continue to out-license a number of products and the clinical development of such out-licensed products would then be the responsibility of the licensee. We cannot assure you that if clinical trials are completed, either we or our collaborative partners will file for or receive required authorizations to manufacture and/or market potential products in a timely manner.

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HIGHLY REGULATED, WE MUST UTILIZE A LARGE
  AMOUNT OF RESOURCES BEFORE WE CAN PRODUCE AND SELL OUR PRODUCTS.

    The clinical development, manufacture, marketing and sale of pharmaceutical products are subject to extensive regulation, including separate regulation by each country in the E.U., the E.U. itself, and federal, state and local regulation in the U.S. Unanticipated legislative and other regulatory actions and developments concerning various aspects of our operations and products may restrict our ability to sell one or more of its products or to sell those products at a profit. The primary regulatory authorities which regulate our ability to manufacture and sell pharmaceutical products include the Medicines Control Agency in the U.K., the FDA and the DEA in the U.S. and the Health Protection Branch of the Ministry of Health in Canada.

    Drug companies that manufacture or market drugs are required to obtain regulatory approval before marketing most drug products. Regulatory approval is generally based on the results of:

    - preclinical testing;

    - clinical data;

    - manufacturing, chemistry and control data; and

    - bioavailability.

    The generation of data is regulated and any generated data are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Required regulatory approvals may not be obtained in a timely manner, if at all. In addition, other regulatory requirements for any such proposed products may be met. Even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products. Regulatory authorities have the power to:

    - revoke or suspend approvals of previously approved products;

    - require the recall of products that fail to meet regulatory requirements; and

    - close manufacturing plants that do not operate in conformity with current Good Manufacturing Practices and/or other regulatory requirements or approvals.

    Such delays or actions could affect our ability to manufacture and sell our products.

WE FACE A RISK OF PRODUCT LIABILITY CLAIMS FOR WHICH WE MAY NOT HAVE ADEQUATE
  INSURANCE.

    The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of product liability. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Although we carry primary product liability insurance in the amount of L100 million (approximately $160 million) per claim and L100 million in the aggregate on a claims-made basis and umbrella liability insurance, which can also be used for product liability claims, in the amount of L20 million (approximately $32 million) per claim and L20 million in the aggregate, this coverage may not be adequate. This insurance coverage does not include phentermine, which is not separately insured by us in the current year. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available.

IF WE ARE UNABLE TO RENEW OR EXTEND CONTRACTS WITH MANUFACTURERS OR LICENSEES AS
  THEY EXPIRE, WE MAY NOT BE ABLE TO DEVELOP OR MANUFACTURE SOME OF OUR
  PRODUCTS.

    We have entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, we may not be able to renew or extend the agreement with the third party as interests may no longer coincide. In addition, we may not be able to obtain an alternative supplier for the necessary goods or services on commercially viable terms if at all. Our development agreements are generally terminable upon the occurrence of events described in the agreements, such as the non-payment of royalties or the insolvency of one of the parties to the agreement, and, in some cases, upon notice. In such circumstances, we may be unable to continue to develop or market our products as planned and could be required to abandon or divest a product line.

    The principal components of our products are active and inactive pharmaceutical ingredients and special packaging materials. Many of these components are available only from one supplier. We may not be able to establish or maintain good relationships with suppliers. Additionally, there is no assurance that suppliers will continue to exist or be able to supply ingredients which meet regulatory requirements. We currently contract for some of our manufacturing needs with manufacturers that comply with current Good Manufacturing Practices, and other applicable laws and regulations. Our third-party manufacturers may not be able to supply finished products which meet these requirements. The availability of finished products may also be interrupted because of noncompliance with regulatory requirements. In the case of a new product, we are also subject to the risk that third party manufacturers will not be able to meet our need to supply market requirements for production in sufficient quantities.

    The development and approval of our products depends on the ability to procure active ingredients and special packaging materials from sources approved by regulatory authorities. Because the marketing approval process requires manufacturers to specify their own proposed suppliers of active ingredients and special packaging materials in their applications, regulatory approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The need to qualify a new supplier could delay our development and marketing efforts.

LARGER COMPETITORS MAY BE ABLE TO TAKE OUR MARKET SHARE BY DEVELOPING SUPERIOR
  OR MORE COST-EFFECTIVE PRODUCTS.

    The manufacture and sale of pharmaceuticals is highly competitive. If any products are approved by the FDA to compete with one of our principal drugs, sales of those drugs will likely fall. Many of our competitors are large, well-known pharmaceutical, chemical and health care companies, which have considerably greater resources. Many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our products. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications. They may also have an improved likelihood of obtaining approval of drugs competing with those currently marketed or under development by us. The pharmaceutical industry is characterized by rapid product development and technological change. Our pharmaceuticals could be rendered obsolete or uneconomical by the development of new pharmaceuticals or as the result of either technological advances affecting the cost of production or marketing or pricing action by one or more competitors.

OUR FUTURE RESULTS OF OPERATIONS WILL DEPEND, TO A SIGNIFICANT EXTENT, UPON OUR
  ABILITY TO SUCCESSFULLY IN-LICENSE, ACQUIRE, DEVELOP AND MARKET NEW PRODUCTS.

    Due to the complexity of the formulation and development of pharmaceuticals, we cannot assure you that we will successfully complete the development of new products, or, if successful, that such products will be commercially viable. The failure to in-license or acquire new products or to develop, on a commercially viable basis, new products would have a material adverse effect on our financial condition and results of operations.

WE INTEND TO CONTINUE TO EXPLORE ACQUISITIONS, AND IF WE DO NOT SUCCESSFULLY
  INTEGRATE FUTURE ACQUISITIONS, WE MAY HAVE PRODUCTS OR OPERATIONS THAT DO NOT YIELD ANY BENEFIT TO US OR OUR SHAREHOLDERS.

    We intend to pursue product acquisitions that could complement or expand our business. However, we may not be able to identify appropriate product acquisition candidates in the future. If a product acquisition candidate is identified, we do not know if we will be able to successfully negotiate the terms of the acquisition, finance the acquisition or integrate an acquired product into our existing business and products. The negotiation and consummation of potential product acquisitions could cause diversion of management's time and resources. If we consummate one or more significant product acquisitions through the issuance of ordinary shares or ADSs, holders of ordinary shares and ADSs could suffer significant dilution of their ownership interests.

IF WE CANNOT OBTAIN THE FINANCING NECESSARY TO FUND OUR EXPANSION, WE WILL NOT
  BE ABLE TO RESPOND TO CHANGES IN DEMAND FROM OUR CUSTOMERS.

    We anticipate that our existing capital resources, together with cash expected from operations and available from bank borrowings, should be sufficient to finance current and anticipated operations and working capital requirements for the next twelve months. However, the acquisition and licensing of products, the expansion of our sales force, and any expansion or relocation of our facilities would require substantial capital resources. If adequate funds are not available, we may be unable to pursue acquisitions, or be forced to curtail in-licensing or research and development programs. To satisfy our capital requirements, we may need to raise additional funds through public and private financings, including equity financings. We may also seek additional funding through corporate collaborations and other financing arrangements. We do not know whether adequate funds will be available when needed or on terms acceptable to us. Alternatively, we may need to obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or product candidates. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the value of ordinary shares and ADSs.

OUR SALES WILL DECLINE IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MEDICAL
  COMMUNITY.

    Our ability to sell any pharmaceutical products after the receipt of regulatory approval will depend in part on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of our products generally or those of our competitors could have an adverse effect on our ability to maintain and/or obtain regulatory approvals or successfully market our products. Our future results of operations will also depend on continued market acceptance of our current products and the lack of substitutes which are cheaper or more effective.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, COMPETITORS MAY
  MANUFACTURE AND MARKET PRODUCTS SIMILAR TO OURS.

    An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, our success depends upon the ability of our collaborators and licensers to protect their own intellectual property rights. Patents and patent applications covering a number of the technologies and processes owned or licensed to us have been granted or are pending in various countries, including the U.S. We intend to enforce vigorously our patent rights and believes that our collaborators intend to vigorously enforce patent rights that have been licensed to us. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to our products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. Patent rights may be successfully challenged in the future. Additionally, our products or the technologies or processes used to formulate or manufacture those products may now or in the future infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of our products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent us or our strategic collaborators from developing, manufacturing or selling our products. We may need to obtain licenses for intellectual property rights from others to develop, manufacture and market commercially viable products. We may not be able to obtain these licenses on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

    There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. These lawsuits relate to the validity and infringement of patents. The expense of defending lawsuits brought against us could cause us not to defend these suits and abandon the products. In the past, innovators of products which we are in the process of developing have filed patent infringement lawsuits challenging notices of non-infringement submitted as part of regulatory filings. These lawsuits may be brought by innovators against us or our collaborative partners while we or our collaborative partners pursue regulatory approvals for our products. The ultimate outcome of this type of litigation, if brought, may not be favorable. Our own patents may be subject to infringement by others. While we may pursue litigation in order to protect these rights, we may not be successful in these lawsuits. We are also required to certify to regulatory authorities, such as the FDA, when seeking approval of some of our products that the product does not infringe upon third party rights. A patent holder may challenge a notice of non-infringement or invalidity by filing suit for patent infringement within 45 days of receiving notice. This challenge, if made, would prevent regulatory approval in the U.S. until the suit is resolved or until at least 30 months had elapsed.

    We also rely on trade secrets and other un-patented proprietary information, which we generally seek to protect by confidentiality and nondisclosure agreements with our employees, consultants, advisors and collaborators. These agreements may not effectively prevent disclosure of confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. For example, although we rely on proprietary information and trade secrets relating to Adderall, Adderall is not patent protected and competitors may be able to produce competing products. If our employees, scientific consultants or collaborators develop inventions or processes that may be applicable to our products under development, such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Our failure to obtain or maintain patent and trade secret protection, for any reason, could allow other companies to make competing products and reduce the sales of our products.

    We have filed applications to register various trademarks for use in connection with pharmaceuticals and related laboratory services in the U.S. and intend to continue to trademark new product names as they are developed. In addition, with respect to certain products, we rely on the trademarks of third parties. These trademarks may not afford adequate protection, or we and the third parties may not have the financial resources to enforce any rights under any of these trademarks. Our inability or the inability of these third parties to protect their trademarks because of successful third party claims to those trademarks could allow others to use our trademarks and dilute their value.

REIMBURSEMENT POLICIES OF THIRD PARTIES MAY AFFECT THE MARKETING OF OUR
  PRODUCTS.

    Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Third party payers are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the purchase of pharmaceutical products could be significantly influenced by the following, which would result in lower prices and a reduced demand for our products:

    - the trend toward managed health care in the U.S.;

    - the growth of organizations such as HMOs and MCOs;

    - legislative proposals to reform health care and government insurance programs; and

    - price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

    These cost containment measures and health care reform could affect our ability to sell our products.

    The reimbursement status of a newly approved pharmaceutical product may be uncertain. Reimbursement might not be available for some of our products. Reimbursement for a product, if granted, may not be maintained. Limits placed on reimbursement could reduce the demand for, or make it harder for people to buy our products. The unavailability or inadequacy of third party reimbursement for our products would reduce or possibly eliminate demand for its products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third party coverage and reimbursement that reduces demand for our products.

CONTINUED CONSOLIDATION COULD CAUSE A DECLINE IN OUR SALES.

    In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

IF WE DO NOT ACHIEVE A DIVERSIFIED CUSTOMER BASE, WE WILL BE VULNERABLE TO THE
  LOSS OF IMPORTANT INDIVIDUAL CUSTOMERS.

    In the U.S., our customers include McKesson Corp., Bergen Brunswig Corp. and Cardinal Health, Inc. In the U.K., our customers include The Boots Company plc, AAH Pharmaceuticals Ltd and Unichem plc. For the fiscal year ended December 31, 1999, our two largest customers accounted for approximately 25% and 14% of our revenues, respectively. The loss of either of these customer accounts could substantially reduce our revenues.

ANY LOSS OF KEY PERSONNEL COULD PREVENT US FROM DEVELOPING NEW PRODUCTS.

    Our success is dependent on our ability to attract and retain highly qualified management and scientific personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. We may not be able to successfully attract and retain such personnel. In general, we have agreements with some of our key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for our activities, could prevent us from developing new products. We have key man insurance for Rolf Stahel, our Chief Executive, in the amount of $1 million.

ITEM 2: PROPERTIES

    Our worldwide headquarters are located at East Anton, Andover, Hampshire, England, which consist of an aggregate of 17,500 square feet leased office space.

    In addition, the following principal premises were occupied as of December 31, 1999:

LOCATION                                           USE               SQUARE FOOTAGE   OWNED OR LEASED
--------                              -----------------------------  --------------   ---------------
Rockville, Maryland.................  Office accommodation and           44,500       Leased
                                      laboratories
Florence, Kentucky..................  Office accommodation and           32,000       Leased
                                      warehousing
Eatontown, New Jersey (1)...........  Office accommodation              115,000       Owned
Valley Stream, New York.............  Manufacturing facility and          9,700       Leased
                                      laboratories
Oakville, Ontario, Canada...........  Manufacturing facility and        100,000       Owned
                                      office accommodation
Buffalo Grove, Illinois.............  Distribution facility              70,000       Owned
Guildford, Surrey, England (2)......  Office accommodation                3,800       Leased

------------------------

(1) In December 1999, we decided to close the office facility in Eatontown, New Jersey and have commenced negotiations with potential purchasers of the property.

(2) The office accommodation at Guildford, Surrey was vacated in March 2000 and will subsequently be sublet.

ITEM 3: LEGAL PROCEEDINGS

    We are currently a defendant in approximately 3,500 lawsuits, in both U.S. federal and state courts, which seek damages for, among other things, personal injury arising from certain products supplied for the treatment of obesity by us and several other pharmaceutical companies. See "Risk Factors--We are named as a defendant in a large number of lawsuits involving phentermine and if we are found liable in some or all of those lawsuits for damages in excess of our assets, we would be required to reorganize or seek bankruptcy protection."

    Pursuant to a license agreement we entered into with Rhone-Poulenc
Rorer, Inc. and Armour Pharmaceutical Company, a wholly-owned subsidiary of RPR, we licensed our patented manufacturing process and related technology for BChE to RPR and Armour. The license agreement required RPR to use its best efforts to research, develop, market and sell BChE throughout the world. We believe that RPR has materially failed to perform its obligations under this license agreement and as a result we have not received appropriate milestone payments and BChE's development as a viable product has been significantly delayed. We have initiated arbitration against RPR and its other partners for breach of the license agreement or other actions.

    We are a party to an arbitration proceeding before the American Arbitration Association in which Staticon International GmbH has asserted approximately $16 million in claims against us, relating to the sale of our contract clinical research subsidiary, VRG International Inc., in May 1998. We have asserted approximately $3.5 million in claims against Staticon, relating primarily to the remaining balance due under a promissory note issued to us by Staticon in connection with the sale of VRG. We are not able to make a reasonable estimate of the possible outcome of this matter, although we believe that we have meritorious defenses and will prevail in this matter. We are vigorously defending the claims that have been asserted against us and are pursuing the claims we have made against Staticon.

    In addition, we are from time to time party to litigation or other legal proceedings. Other than as discussed above, we are not a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 22, 1999, we held an Extraordinary General Meeting for the purposes of considering and, if thought fit, passing the following resolution proposed as an ordinary resolution:

    Ordinary resolution concerning:

    - the acquisition of Roberts Pharmaceutical Corporation;

    - an increase in our authorized share capital from L10,000,000 to L20,000,000 by the creation of 200,000,000 new ordinary shares of 5p each forming a single class with the existing ordinary shares of 5p each in our capital;

    - the issuance and allotment of relevant securities up to an aggregate nominal amount of L9,019,562;

    - increasing the maximum amount of aggregate fees paid to our directors for their services as directors on an annual basis from L150,000 (approximately $240,000) to L500,000 (approximately $800,000); and

    - the authority to borrow up to US$250,000,000 pursuant to a credit facility entered into on November 19, 1999 between, inter alia, us and our U.S. subsidiaries as borrowers and DLJ Capital Funding, Inc as agent.

Our shareholders approved the resolution with 39,840,645 ordinary shares voting in favor of the resolution, 5,676 ordinary shares voting against the resolution and 33,773 ordinary shares abstaining.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company as of December 31, 1999 were as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Dr James Cavanaugh........................     62      Non-executive Chairman
Rolf Stahel...............................     55      Chief Executive
Angus Russell.............................     43      Group Finance Director
Dr Wilson Totten..........................     44      Group Research and Development Director
Dr Barry Price............................     56      Senior Non-executive Director
Dr Bernard Canavan........................     64      Non-executive Director
Dr Zola Horovitz..........................     65      Non-executive Director
Ronald Nordman............................     58      Non-executive Director
Joseph Smith..............................     61      Non-executive Director
Dr Robert Vukovich........................     56      Non-executive Director (resigned February
                                                       15, 2000)
John Spitznagel...........................     58      Non-executive Director

    The brief biographical details of the Directors are as follows:

    DR JAMES CAVANAUGH joined the Board on March 24, 1997 and was appointed as Non-executive Chairman with effect from May 11, 1999. Dr Cavanaugh is the President of HealthCare Ventures LLC. Formerly he was President of SmithKline & French Laboratories, the US pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham

Corporation's clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the US for Health Affairs on the White House Staff in Washington, DC. He is a Non-executive Director of MedImmune Inc. and Diverse Corporation.

    ROLF STAHEL joined Shire in March 1994 as Chief Executive from Wellcome plc where he worked for 27 years. From April 1990 until February 1994, he served as Director of Group Marketing reporting to the Chief Executive. A business studies graduate of KSL Lucerne, Switzerland, he attended the 97(th) Advanced Managers Program at Harvard Business School.

    ANGUS RUSSELL joined Shire on December 13, 1999 as Group Finance Director. Mr Russell worked for ICI, Zeneca and AstraZeneca for a total of 19 years. His last position was Vice President--Corporate Finance at Astra Zeneca PLC, where he was responsible for financial input into M&A activities, management of tax, legal and finance structure, investor relations activities and the management of various financial risks. Prior to this, he held a number of positions within Zeneca Group PLC and ICI including Group Treasurer, Group Investor Relations Manager, Strategic Planner, Marketing Manager and management accounting roles in manufacturing and R&D operations. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand and is a member of the Association of Corporate Treasurers.

    DR WILSON TOTTEN joined Shire in January 1998 as Group Research and Development Director. Dr Totten is a medical doctor and has wide experience in the pharmaceutical industry covering all phases of drug development. He has substantial experience in the field of CNS disorders. His last position was Vice President of Clinical Research and Development with Astra Charnwood where he served from 1995 to 1997, having previously worked for Fisons Pharmaceuticals from 1989 to 1995, and prior to that with 3M Health Care and Eli Lilly.

    DR BARRY PRICE joined the Board on January 24, 1996 having spent 28 years with Glaxo holding a succession of key executive positions with Glaxo Group Research. He is a Non-executive Director of Celltech Chiroscience plc. and Chairman of Antisoma plc. Dr Price is Senior Non-executive Director and Chairman of the Remuneration Committee.

    DR BERNARD CANAVAN joined the Board as a Non-executive Director on
March 11, 1999. Dr Canavan is a medical doctor and graduate of the University of Edinburgh. He was employed by American Home Products for over 25 years until he retired in January 1994. He was president of that Corporation from 1990 to 1994, and prior to that was Chairman and Chief Executive Officer of American Home Products, Pharmaceutical Division, Wyeth-Ayerst Laboratories. Dr Canavan is also a director of Biochem Pharma Inc., Magainin Pharmaceuticals Inc., 3-Dimensional Pharmaceuticals Inc. and Nelson Communications Inc. Dr Canavan is Chairman of the Audit Committee.

    DR ZOLA HOROVITZ, Ph.D. joined the Board on December 23, 1999 having previously served as a director of Roberts Pharmaceutical Corporation since October 1996. Dr Horovitz has been self-employed as a consultant in the biotechnology and pharmaceutical industries since 1994. From 1959 to 1994 Dr Horovitz held various positions at Squibb Corporation and its successor corporation, Bristol-Meyers Squibb & Co, including that of Vice President, Business Development and Planning. Dr Horovitz received undergraduate and masters degrees and a Ph.D. from the University of Pittsburgh.

    RONALD NORDMANN joined the Board on December 23, 1999 having previously served as a non-executive director of Roberts Pharmaceutical Corporation since May 1999 and has been a financial analyst in healthcare securities since 1971. Since September 1994 he has been an analyst and limited partner at Deerfield Management. He has held senior positions with PaineWebber, Oppenheimer & Co., F. Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert.

Mr Nordmann received his undergraduate degree from the John Hopkins University and an M.B.A. from Fairleigh Dickinson University.

    JOSEPH SMITH joined the Board on December 23, 1999 having previously served as a non-executive director of Roberts since August 1998. From 1989 to 1997, Mr Smith served in various positions at Warner-Lambert Company, including President of Parke-Davis Pharmaceuticals and President of Shaving Products Division (Schick and Wilkinson Sword). Mr Smith previously held positions at Johnson & Johnson and served as President of Rorer Pharmaceutical Corporation. Mr Smith received his undergraduate degree from the University of Buffalo and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

    ROBERT VUKOVICH, Ph.D. joined the Board on December 23, 1999 having previously served as non-executive Chairman of Roberts Pharmaceutical Corporation since the inception of that company in 1983 and was Chief Executive Officer until September 1997. Dr. Vukovich also acted as a consultant to Roberts Pharmaceutical Corporation with respect to researching and developing pharmaceutical products and identifying and evaluating products and businesses for potential licensing and acquisition. He currently serves as Chairman, President and Chief Executive Officer of Wellspring Pharmaceutical Corporation. Dr. Vukovich has worked in various positions for Revlon Health Care Group, the Squibb Institute and The Warner Lambert Research Institute. Dr Vukovich is a graduate of Jefferson Medical College, Philadelphia, Pennsylvania, with training in pharmacology and pathology.

    Dr. Vukovich resigned from the Board on February 15, 2000.

    JOHN SPITZNAGEL joined the Board on December 23, 1999 having previously served as President and Chief Executive Officer of Roberts Pharmaceutical Corporation since September 1997 and as a director since July 1996. He was Executive Vice President--Worldwide Sales and Marketing form March 1996 to September 1997, having served as President of Reed and Carnrick Pharmaceuticals from September 1990 until July 1995. He previously served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. having held before that various sales, marketing and management positions in the industry.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    ORDINARY SHARES

    Our ordinary shares are traded on the London Stock Exchange. The following table sets forth, for the quarters indicated, the high and low middle market closing quotations (and VWAP prices (see below) from December 14, 1998) for the ordinary shares on the London Stock Exchange as reported on its Daily Official List. The middle market closing quotation of a security was the standard method of describing the price of a security listed on the LSE until December 13, 1998, and is the mean of (i) the highest price offered by any registered market maker to purchase the security, and (ii) the lowest price required by any market maker to sell the security, as at the close of business on a given day. As of December 14, 1998, the LSE adopted the Volume-Weighted Average Price (VWAP) as the method for calculating the closing price. The VWAP is derived by dividing the total value of trades in the last 10 minutes of the trading period by the total volume of trades in the same period. If there are no trades in the closing 10 minutes the VWAP price equals the price of the last automatically executed trade prior to the closing 10 minutes.

                                                              HIGH                       LOW
                                                    ------------------------   ------------------------
                                                    PENCE PER ORDINARY SHARE   PENCE PER ORDINARY SHARE
                                                    ------------------------   ------------------------
YEAR ENDED DECEMBER 31, 1998
1(st) Quarter.....................................           410.0                      286.5
2(nd) Quarter.....................................           444.0                      380.0
3(rd) Quarter.....................................           540.5                      293.5
4(th) Quarter.....................................           435.0                      346.0

YEAR ENDED DECEMBER 31, 1999
1(st) Quarter.....................................           516.5                      374.0
2(nd) Quarter.....................................           527.5                      396.0
3(rd) Quarter.....................................           613.0                      473.5
4(th) Quarter.....................................           733.5                      559.0

    Number of record holders of Ordinary Shares as of March 24, 2000:

U.S. holders................................................      37
Total holders...............................................   5,067

    AMERICAN DEPOSITORY SHARES

    American Depository Shares (each representing three ordinary shares) evidenced by American Depository Receipts issued by Morgan Guaranty Trust Company of New York, as depository, are quoted on the NASDAQ National Market. As of March 24, 2000, the proportion of Ordinary Shares represented by American Depository Receipts was 40.1% of the Ordinary Shares outstanding.

    The following table sets forth, for the quarters indicated, the high and low market quotations for the ADS's quoted on the NASDAQ National Market.

                                                                HIGH         LOW
                                                              ---------   ---------
                                                              $ PER ADS   $ PER ADS
                                                              ---------   ---------
YEAR ENDED DECEMBER 31, 1998
1(st) Quarter...............................................     --(1)       --(1)
2(nd) Quarter...............................................    23.00       19.00
3(rd) Quarter...............................................    27.81       16.56
4(th) Quarter...............................................    22.50       18.63

                                                                HIGH         LOW
                                                              ---------   ---------
                                                              $ PER ADS   $ PER ADS
                                                              ---------   ---------
YEAR ENDED DECEMBER 31, 1999
1(st) Quarter...............................................    25.50       19.13
2(nd) Quarter...............................................    26.00       18.88
3(rd) Quarter...............................................    29.31       23.75
4(th) Quarter...............................................    35.06       26.19

------------------------

(1) On April 1, 1998, we completed an initial offering of 7,265,177 American Depository shares.

    The number of record holders of American Depository Shares in the United States as of March 24, 2000 was 389. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

                                DIVIDEND POLICY

    Historically, we have not paid any dividends. We do not anticipate paying any dividends on ordinary shares, or indirectly on ADSs, in the foreseeable future. As a matter of English law, we may pay dividends only out of our distributable profits, which are accumulated realized profits under U.K. GAAP, so far as not previously utilized by distribution or capitalization, less accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 1999, we had accumulated profits of L1.8 million (approximtely $2.9 million). Future dividend policy will be dependent upon our distributable profits, our financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

ITEM 6: SELECTED FINANCIAL DATA

    The results for all periods presented below have been restated to reflect the combined results of Shire and Roberts Pharmaceutical Corporation. The merger was accounted for as a pooling of interests. The selected consolidated financial data for the Company should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                              $'000      $'000      $'000      $'000      $'000
                                             --------   --------   --------   --------   --------
Revenues...................................   401,532    308,984    191,554    127,772    137,624
Operating expenses.........................  (477,600)  (285,748)  (277,395)  (183,086)  (152,655)
(Loss)/income from operations..............   (76,068)    23,236    (85,841)   (55,314)   (15,031)
Interest and other, net....................    (2,868)       327      3,109      3,236     (3,437)
(Loss)/income from continuing operations
  before taxes.............................   (78,936)    23,563    (82,732)   (52,078)   (18,488)
Income taxes...............................   (16,062)    (2,991)    (1,420)    15,815     (2,518)
(Loss)/income from continuing operations...   (94,998)    20,572    (84,152)   (36,263)   (21,006)
(Loss)/income from discontinued operations,
  net of tax...............................        --         --         --    (27,045)       556
Net (loss)/income..........................   (94,998)    20,572    (84,152)   (35,707)   (48,051)
Net (loss)/income per share from continuing
  operations--basic........................  $  (0.39)  $   0.09   $  (0.45)  $  (0.31)  $  (0.25)
Net (loss)/income per share from continuing
  operations--diluted......................  $  (0.39)  $   0.08   $  (0.45)  $  (0.31)  $  (0.25)
Weighted average number of shares
  outstanding--basic.......................   244,699    234,045    185,153    118,766     83,083
Weighted average number of shares
  outstanding--diluted.....................   244,699    242,806    185,153    118,766     83,083
                                             --------   --------   --------   --------   --------
Cash and cash equivalents..................    54,082     52,973     59,868     96,056     24,352
Total assets...............................   887,763    873,605    664,930    435,338    356,410
Long term debt.............................   126,314    126,774     10,327     10,639     16,183
Shareholders' equity.......................   587,284    663,314    565,920    361,365    242,292
                                             --------   --------   --------   --------   --------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The results for the three years ended December 31, 1999, 1998 and 1997 have been restated from prior periods to reflect the merger of Shire Pharmaceuticals Group plc and Roberts Pharmaceutical Corporation as if the merger had occurred on January 1, 1997.

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

    OVERVIEW

    On December 23, 1999, Shire and Roberts merged in a tax-free exchange of shares. Shire exchanged 1.0427 ADSs for each common share of Roberts. This transaction was accounted for as a pooling of interests. Merger transaction expenses and merger related restructuring costs totaled $75.9 million and are reflected in Shire's 1999 accounts.

    For the year ended December 31, 1999, total revenue increased by 30% to $401.5 million, compared to $309.0 million in fiscal 1998. This increase was primarily the result of an increase in product sales. Product sales in the U.S. continue to represent a significant percentage of worldwide sales, increasing to 81% in 1999 from 78% in 1998.

    The Company manages and controls the business on geographic lines. The three reportable segments are the United States, Europe and the rest of the World. Additional information regarding segments is provided in Note 20 to the consolidated financial statements.

    PRODUCT SALES

PRODUCT SALES BY SEGMENT                                    1999     % CHANGE     1998     % CHANGE     1997
------------------------                                  --------   --------   --------   --------   --------
                                                             $M                    $M                    $M
United States...........................................    314        38.3        227       99.1       114
Europe..................................................     55        10.0         50       21.9        41
Rest of World...........................................     16        14.3         15        7.1        14
                                                            ---        ----       ----       ----       ---
    Total product sales.................................    385        32.3        292       72.3       169
                                                            ===        ====       ====       ====       ===

    For the year ended December 31, 1999, total product sales increased by 32% to $385.2 million, compared to $291.8 million in the prior year. Of the Company's total product sales, 39% related to Adderall and DextroStat, the Company's products marketed in the U.S. for the treatment of ADHD. On a combined basis, these products increased their share of the total U.S. ADHD prescriptions written from 20.4% in December 1998 to 30.5% in December 1999.

    Other significant contributors to the increase in product sales in 1999 were the U.S. marketed products Pentasa, Carbatrol and Agrylin. The Company acquired Pentasa, licensed for the treatment of ulcerative colitis, in the second quarter of 1998, and recorded sales of $51.8 million in 1999 compared to $33.3 million in 1998. Carbatrol increased its share of total U.S. extended release carbamazepine prescriptions written to 22.8% at December 31, 1999 from 8.5% in December 1998 and Agrylin sales grew 37% over 1998 to $32.6 million in 1999.

    COST OF SALES

    For the year ended December 31, 1999 cost of sales amounted to 24.3% of product sales as compared to 32.6% in 1998. The decrease in cost of sales percentage and corresponding increase in gross margin is attributable to an improved product mix due to the faster growth of products with a higher gross margin. Additionally, the Company acquired all rights to Agrylin including the ending of royalty obligations from Bristol Myers Squibb, which enhanced the gross margin of this product.

    COSTS AND EXPENSES

    In 1999 the Company recorded charges totaling $135.2 million pre-tax for asset impairments ($48.5 million), merger-related transaction expenses ($32.3 million), restructuring ($43.6 million), loss on product dispositions ($5.8 million) and other charges ($5.0 million). These charges are disclosed separately within operating expenses in the Statement of Income.

    The Company recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the carrying value of those intangibles as compared with estimated undiscounted future cash flow relating to those intangibles. Other asset impairments are the write off of inventory held for research and development work and duplicate equipment ($3.2 million), adjustments to the carrying value of the RiboGene investment to its estimated realizable value at December 31, 1999 ($7.6 million), and write down of notes receivable to their estimated realizable value ($3.5 million).

    The components of the restructuring charge are as follows:

                                                              $ MILLIONS
                                                              ----------
Employee termination costs..................................     37.9
Property....................................................      5.7
                                                                 43.6

    In December 1999, the decision was made to close the Roberts' office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing Shire facility in Florence, Kentucky and to transfer the research & development activities to Shire's facility in Rockville, Maryland. Similarly, Roberts' sales and marketing operation in the U.K. was combined with Shire's established operation in Andover, Hampshire.

    As a result of the restructuring and elimination of duplicate facilities, 147 employees will be terminated. These positions were mainly based in the U.S. working in the sales and marketing, research and development and administrative functions. All employees were notified of their termination prior to December 31, 1999. Included in the employee termination costs is approximately $18 million related to pension contributions, which was paid prior to the year end. The Company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000 with the remaining cash expenditures expected in this period.

    The termination costs consist of payments for severance, medical and other benefits, outplacement counseling, pension contributions and excise taxes.

    Shire has commenced negotiations with potential purchasers of the property at Eatontown, which has been written down to its estimated fair value.

    The Company anticipates realizing annual savings resulting from the merger of approximately $20 million.

    RESEARCH AND DEVELOPMENT

    Research and development expenditure increased from $59.3 million in 1998 to $77.5 million in 1999, representing an overall increase of 30.7%. This increase reflects the significant portion of development projects at Phase II or later where development costs tend to be higher.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $39.7 million from $131.7 million in 1998 to $171.4 million in fiscal 1999, primarily due to an increase in size of the U.S. sales force and higher levels of marketing expenditure. As a percentage of total revenues, selling, general and administrative expenses were constant at approximately 43% in 1998 and 1999. A significant component of selling, general and administrative expenses is amortization, which increased from $22.0 million in 1998 to $24.4 million in 1999, due to the addition of the Pentasa and Agrylin product rights.

    INTEREST INCOME AND EXPENSE

    In the year ended December 31, 1999 the Company received interest income of $7.3 million compared with $6.4 million in 1998. Interest expense increased from $6.5 million in 1998 to $9.7 million in 1999 as a result of a full year's interest expense from the financing of the Pentasa acquisition.

    INCOME TAXES

    For the year ended December 31, 1999, income taxes increased $13.1 million from $3.0 million to $16.1 million. The Company's effective tax rate in 1999 (before merger related transaction expenses, restructuring costs and asset impairments) was 29%. The Company has recorded net deferred tax assets of approximately $37 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

YEARS ENDED DECEMBER 31, 1997 AND 1998

    TOTAL REVENUES

    For the year ended December 31, 1998, total revenue increased by 61.3% to $309.0 million, compared to $191.6 million in fiscal 1997. This increase was primarily the result of an increase in product sales.

    PRODUCT SALES

    For the year ended December 31, 1998, total product sales increased by 72.8% to $291.8 million, compared to $168.9 million in the prior year. The fiscal year ended December 31, 1997 included the results of Shire Richwood, Inc. ("SRI") for 131 days whereas in 1998 the results are included for a full year. SRI contributed $87.7 million in 1998 compared to $22.2 million in 1997. Of SRI's total product sales, 91% related to Adderall and DextroStat, the Company's products for the treatment of ADHD in the U.S. On a combined basis, these products increased their share of the total U.S. ADHD prescriptions written from 9.5% in August 1997, the month of acquisition, to 12.8% in December 1997 and to 20.4% in December 1998.

    Carbatrol, an extended release formulation of Carbamazepine, was launched in the U.S. in June 1998. Carbamazepine is used as a first line treatment for epilepsy, a condition that affects approximately 2.5 million people in the U.S. Since its launch, Carbatrol has become one of Shire's largest products with sales of $5.3 million in 1998.

    A significant contributor to the increase in product sales in the U.S., acquired by the Company in the second quarter of 1998, was Pentasa with sales of $33.3 million. Increased sales of the U.S. marketed products, Agrylin and ProAmatine contributed $9.2 million and $9.0 million to the increase over 1997 sales levels respectively.

    COST OF SALES

    For the year ended December 31, 1998 cost of sales amounted to 32.6% of product sales as compared to 39.7% in 1997. This decrease in cost of sales percentage and corresponding increase in gross margin is attributable primarily to the addition of Pentasa and its higher gross margin to the product mix, and to the inclusion of the comparatively higher gross margin ADHD products for a full year.

    RESEARCH AND DEVELOPMENT

    Research and development expenditure increased from $40.7 million in 1997 to $59.3 million in 1998, representing an overall increase of 45.7%. In 1998, Shire in-licensed from NeuroSearch A/S a series of AMPA antagonists for disorders of the central nervous system.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $45.1 million from $86.6 million in 1997 to $131.7 million in fiscal 1998. A significant contributor to the increase was a rise in amortization expense of $11.6 million, due to the addition of the Pentasa product rights full years' charge on the capitalized goodwill resulting from the acquisitions of Shire Laboratories and Shire Richwood.

    As a percentage of total revenues, selling, general and administrative expenses decreased from 45.2% in 1997 to 42.6% in fiscal 1998.

    OTHER CHARGES

    As a result of the acquisition of Shire Laboratories in March 1997, Shire incurred a charge of $83.1 million, representing the acquisition of in-process research and development.

    INTEREST INCOME AND EXPENSE

    In the year ended December 31, 1998 the Company received interest income of $6.4 million compared with $6.5 million in 1997. Interest expense increased from $1.0 million in 1997 to $6.5 million in 1998 as a result of interest costs from the financing of the Pentasa acquisition.

    INCOME TAXES

    For the year ended December 31, 1998, income taxes increased $1.6 million from $1.4 million to $3.0 million. The Company's effective tax rate in 1998 was 12.7%. The Company has recorded net deferred tax assets of approximately
$38 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception through private and public offerings of equity securities, the issuance of loan notes, collaborative licensing and development fees, product sales and investment income.

    The Company's funding requirements depend on a number of factors, including the Company's product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, and the continuing revenues generated from sales of its key products.

    As of December 31, 1999, 1998 and 1997 the Company had cash, cash equivalents and marketable securities of $138.4 million, $124.7 million and $99.8 million, respectively which consisted of immediately available money market fund balances and investment grade securities.

    DEBT

    In 1998, the Company acquired the product rights to Pentasa. The majority of the purchase price was financed through a credit agreement between Roberts, DLJ Capital Funding and various other lenders. Under this credit agreement, the merger of Shire and Roberts constituted a change of control, which would trigger the acceleration of the repayment of the principal amounts outstanding. On November 19, 1999, Roberts, Shire's U.S. subsidiaries and Shire entered into an agreement with DLJ to replace the existing credit agreement with a $250 million credit facility consisting of a $125 million five-year revolving credit facility and a $125 million five-year term loan facility. In connection with the credit facility, the Company is subject to certain affirmative and negative covenants and maintenance tests that require the Company to maintain a minimum net worth, a specified leverage ratio and a specific coverage ratio. At December 31, 1999 the Company satisfied the aforementioned covenants and maintenance tests.

    CAPITAL EXPENDITURE

    Capital expenditures in 1999 of approximately $4.8 million were principally for the upgrade and expansion of sales and administration functions. Expenditure in 1998 of approximately $13.9 million primarily relates to an upgrade of the manufacturing facility in Canada and significant investments in new computer hardware and software.

    BUSINESS COMBINATIONS AND DIVESTITURES

    During October and November 1999 the Company acquired the European sales and marketing subsidiaries from Fuisz Technologies Ltd. The operations located in France, Germany and Italy were acquired for approximately $39.5 million in cash. A substantial portion of the purchase price was allocated to intangible assets, which are amortized over 20 years.

    On December 23, 1999 Shire Pharmaceuticals Group plc, and Roberts Pharmaceutical Corporation merged in a tax-free exchange of shares. This transaction was accounted for as a pooling of interests. Shire exchanged 1.0427 ADSs for each common share of Roberts. Merger transaction expenses and merger-related restructuring costs totaled $75.9 million. These charges are disclosed separately in operating expenses.

    On January 13, 1999 Shire disposed of its Indianapolis manufacturing plant for a net consideration after expenses of $1.5 million including a loan note of $0.5 million. The net gain of $0.8 million is included in results of operations. During November 1999, the Company sold the product Tigan for $6.4 million. The Company incurred a loss on disposal of $5.8 million, which is included within the results of operations.

    OTHER COMMITMENTS

    Information regarding other commitments is disclosed in Note 18 to the consolidated financial statements.

    FOREIGN CURRENCY FLUCTUATIONS

    The Group's parent company and a number of subsidiary operations are located outside the United States. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the U.S. dollar and British pound. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable.

    As revenues are mainly derived from agreements with major pharmaceutical companies and relationships with drug distributors, and such clients typically have significant cash resources, any credit risk associated with these transactions is considered minimal. The Company operates credit evaluation procedures.

    Excess cash is invested in short-term money market instruments, including bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal risk.

    INFLATION

    Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, management believes that the net effect of inflation on the Company's operations has been minimal during the past three years.

    YEAR 2000

    The Year 2000 ("Y2K") issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or systems failures. The Company did not incur any significant problems relating to the Y2K issue and does not expect to incur significant expenses to remediate minor operating issues.

    EURO CONVERSION

    On January 1, 1999, the European Economic and Monetary Union (the "EMU") introduced the Euro as the official currency of the 11 participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the Euro. There is a three year transition to the Euro, and at the end of 2001 the currency will come into circulation and national currencies will be withdrawn by July 2002.

    The U.K. did not participate in the EMU at the commencement of the third stage on January 1, 1999 and it is uncertain whether or on what terms the U.K. would be permitted to join at a later date. There can be no prediction as to whether the U.K. will participate in the EMU or as to the rate at which the pound sterling would be converted into the Euro. Furthermore, there can be no prediction as to the likely impact on the U.S. dollar/sterling exchange rate of a decision by the U.K. to participate in the EMU.

    It is anticipated that the pricing of goods and services will be more transparent through the use of a single currency within the participating member states. Competition is likely to increase with the greater price transparency and removal of exchange rate risk. In the longer term more general price convergence is likely, assuming the EMU leads to greater harmonization of healthcare policies across the participating member states.

    Shire has sales and marketing operations in France, Germany and Italy and therefore there may be some impact on the Company's business and competitive position as a result of the increased price transparency.

    The Company has reviewed its financial and operating systems and is satisfied that the introduction of the Euro will not cause any disruption to the business, and that the systems are in place to receive and make payments in Euros. Shire will continue to monitor the U.K.'s stance in relation to participation in the Euro and assess the impact of any significant changes in policy.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Shire's principal treasury operations are managed by the Group's treasury function based in the U.K. in accordance with the Group's treasury policies and procedures which are approved by Shire's Board. As a matter of policy, Shire does not undertake speculative transactions which would increase its currency or interest rate exposure.

    The Company is subject to market risk exposure in the following areas:

    INTEREST RATE MARKET RISK

    The Company has cash and cash equivalents on which interest income is earned at variable rates.

    The financing and cash management requirements of the operating subsidiaries are transacted within the Group's treasury function, where appropriate, in order to improve the return on liquid assets, manage any currency exposure on non-U.S. dollar denominated deposits and maintain internal controls.

    The Company also has a $250 million credit facility composed of a $125 million five-year revolving credit facility (including a $25 million letter of credit facility) and a $125 million five-year term loan facility. The applicable interest rate on the credit facility ranges between 0.5% and 1.5% over the prime rate of DLJ Capital Funding, Inc. or the Federal Funds Rate plus 0.5% or between 1.5% and 2.5% over the London Interbank Overnight rate, in each case depending on Shire's credit rating. The facility is secured by all material property owned by Shire and its subsidiaries and the capital stock of Shire's subsidiaries. If Shire's credit rating reaches specified levels, the facility will not be secured. The facility contains customary covenants and additional maintenance tests that require Shire to maintain a minimum net worth, a specified leverage ratio and a specified coverage ratio.

    The Company has no amounts due in respect of debt denoted in foreign currencies.

    FOREIGN EXCHANGE MARKET RISK

    The Group's parent company and a number of subsidiary operations are located outside the United States. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly between the British pound and Canadian dollar against the U.S. dollar. The financial statements of foreign entities are translated using the accounting policies described in
Note 1 of the Notes to the Consolidated Financial Statements. The exposure to foreign exchange market risk is managed by the Group's treasury function, using forecasts provided by the operating units. Derivative instruments in the form of average rate options are used to hedge Shire's currency exposures. The premium paid for the options is amortized over the hedging period. There were no derivatives outstanding at December 31, 1999 or 1998.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data of the Company called for by this item are submitted as a separate section of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to these sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2000. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11: EXECUTIVE COMPENSATION

    Information pertaining to executive compensation is incorporated herein by reference to the section entitled "Election of Directors--Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2000.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Any information relating to this item is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2000.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Reference is made to the Index of the Financial Statements and Financial Statement Schedules hereinafter contained (see F-1).

    3. EXHIBITS

    Reference is made to the Index of Exhibits herein contained (see E-1).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SHIRE PHARMACEUTICALS GROUP PLC
                                                       (Registrant)

                                                       By:               /s/ ROLF STAHEL
                                                            -----------------------------------------
                                                                           Rolf Stahel
Date: March 29, 2000                                                     CHIEF EXECUTIVE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ JAMES HENRY CAVANAUGH                Non-executive Chairman
     -------------------------------------------                                       March 29, 2000
                James Henry Cavanaugh

                   /s/ ROLF STAHEL                     Chief Executive
     -------------------------------------------                                       March 29, 2000
                     Rolf Stahel

              /s/ ANGUS CHARLES RUSSELL                Group Finance Director
     -------------------------------------------                                       March 29, 2000
                Angus Charles Russell

              /s/ JOSEPH WILSON TOTTEN                 Group Research and Development
     -------------------------------------------         Officer                       March 29, 2000
                Joseph Wilson Totten

                /s/ BARRY JOHN PRICE                   Senior Non-executive Director
     -------------------------------------------                                       March 29, 2000
                  Barry John Price

                 /s/ BERNARD CANAVAN                   Non-executive Director
     -------------------------------------------                                       March 29, 2000
                   Bernard Canavan

              /s/ ZOLA PHILIP HOROVITZ                 Non-executive Director
     -------------------------------------------                                       March 29, 2000
                Zola Philip Horovitz

             /s/ RONALD MAURICE NORDMANN               Non-executive Director
     -------------------------------------------                                       March 29, 2000
               Ronald Maurice Nordmann

               /s/ JOSEPH EDWARD SMITH                 Non-executive Director
     -------------------------------------------                                       March 29, 2000
                 Joseph Edward Smith

              /s/ JOHN TETJE SPITZNAGEL                Non-executive Director
     -------------------------------------------                                       March 29, 2000
                John Tetje Spitznagel

                        SHIRE PHARMACEUTICALS GROUP PLC

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants...................     F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     F-5

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................     F-6

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......     F-7

Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1999, 1998 and 1997..............     F-8

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     F-9

Notes to the Consolidated Financial Statements..............    F-10

Schedules

Schedule II, Valuation and Qualifying Accounts..............     S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF SHIRE PHARMACEUTICALS GROUP PLC:

    We have audited the financial statements and schedule on pages F-5 to F-41 and S-1 which have been prepared under the historical cost convention and the accounting policies set out on pages F-10 to F-14.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    The directors are responsible for preparing the financial statements and schedule. It is our responsibility to form an independent opinion, based on our audit on the financial statements and schedule and to report our opinion to you.

BASIS OF AUDIT OPINION

    We conducted our audit in accordance with Auditing Standards issued by the United Kingdom Auditing Practices Board which are substantially consistent with United States Generally Accepted Auditing Standards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the circumstances of the group, consistently applied and adequately disclosed.

    We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

    We did not audit the financial statements for the years ended
31 December 1997 and 31 December 1998 of Roberts Pharmaceutical Corporation, a company acquired during 1999 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Shire Pharmaceuticals Group plc and reflect total assets and total revenues of 55% percent and 64% percent, respectively, of the related consolidated totals for the year ended 31 December 1997 and 60% and 57% respectively for the year ended 31 December 1998. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Roberts Pharmaceutical Corporation for the years ended
31 December 1997 and 31 December 1998, is based solely upon the report of the other auditors.

    We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

OPINION

    In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly the state of affairs of the group at 31 December 1998 and 1999 and of the group's profits/(losses) and cash flows for the years ended 31 December 1997, 1998 and 1999 and in accordance with generally accepted accounting principles in the United States.

    Our audit opinion was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion based on our audit and reports of other auditors, fairly states in all material aspects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen

Chartered Accountants

Reading, England
29 February 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Roberts Pharmaceutical Corporation

    We have audited the consolidated balance sheet of Roberts Pharmaceutical Corporation (the "Company") as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flow for the year ended December 31, 1998, which are not separately presented herein. Our audit also included the financial statement schedule of Roberts Pharmaceutical Corporation, not separately presented herein, listed in the Index at Item 14(a) of the Roberts Pharmaceutical Annual Report on Form 10-K/A. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and the consolidated results of their operations and their cash flow for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects, the information set forth therein for 1998.

                                          Ernst & Young LLP

MetroPark, New Jersey
February 16, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Shire Pharmaceuticals Group plc:

    In our opinion, the consolidated statements of operations, of cash flows and of changes in shareholders' equity of Roberts Pharmaceutical Corporation and Subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United states. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Roberts Pharmaceutical Corporation and Subsidiaries for any period subsequent to December 31, 1997.

PricewaterhouseCoopers LLP (signed)
February 5, 1998

                        SHIRE PHARMACEUTICALS GROUP PLC

                          CONSOLIDATED BALANCE SHEETS

        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
Cash and cash equivalents...................................      54,082         52,973
Marketable securities and other current asset investments...      84,344         71,726
Accounts receivable, net....................................      59,018         76,622
Inventories, net............................................      39,538         34,639
Deferred tax asset..........................................       5,312          5,222
Prepaid expenses and other current assets...................       9,012          5,116
                                                                --------       --------
Total current assets........................................     251,306        246,298

Investments.................................................       2,604         10,000
Property, plant and equipment, net..........................      37,484         42,682
Intangible assets, net......................................     557,934        537,159
Deferred tax asset..........................................      31,799         32,632
Other assets................................................       6,636          4,834
                                                                --------       --------
Total assets................................................     887,763        873,605
                                                                ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt......................       9,608         12,351
Accounts and notes payable..................................     114,509         54,896
Other current liabilities...................................      48,703         14,041
                                                                --------       --------
Total current liabilities...................................     172,820         81,288
Long-term debt, excluding current installments..............     126,314        126,774
Other long-term liabilities.................................       1,345          2,229
                                                                --------       --------
Total liabilities...........................................     300,479        210,291
                                                                --------       --------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorized
  (1998: 200,000,000); and 244,519,024 shares issued and
  outstanding
  (1998: 141,092,395).......................................      20,063         11,725
Additional paid-in capital..................................     832,650        814,953
Accumulated other comprehensive income/(losses).............     (10,303)        (3,236)
Accumulated deficit.........................................    (255,126)      (160,128)
                                                                --------       --------
Total shareholders' equity..................................     587,284        663,314
                                                                --------       --------
Total liabilities and shareholders' equity..................     887,763        873,605
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SHIRE PHARMACEUTICALS GROUP PLC

                       CONSOLIDATED STATEMENTS OF INCOME

        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues:
Product sales.........................................      385,203       291,785       168,916
Licensing and development.............................       10,772        11,821        20,130
Royalties.............................................        3,562         3,697         1,612
Other revenues........................................        1,995         1,681           896
                                                        -----------   -----------   -----------
Total revenues........................................      401,532       308,984       191,554

Costs and expenses:
Cost of sales.........................................       93,475        95,013        67,090
Research and development..............................       77,503        59,253        40,663
Selling, general and administrative...................      171,386       131,702        86,555

Other charges:
In-process research and development...................           --            --        83,087
Asset impairments and restructuring charges...........       97,132            --            --
Merger transaction expenses...........................       32,279
Loss/(profit) on sale of product rights...............        5,825          (220)           --
                                                        -----------   -----------   -----------
Total operating expenses..............................      477,600       285,748       277,395
                                                        -----------   -----------   -----------
Operating(loss)/income................................      (76,068)       23,236       (85,841)

Interest income.......................................        7,349         6,398         6,547
Interest expense......................................       (9,742)       (6,511)         (964)
Other (expenses)/income...............................         (475)          440        (2,474)
                                                        -----------   -----------   -----------
Total other (expenses)/income.........................       (2,868)          327         3,109
                                                        -----------   -----------   -----------
(Loss)/income before income taxes.....................      (78,936)       23,563       (82,732)
Income taxes..........................................      (16,062)       (2,991)       (1,420)
                                                        -----------   -----------   -----------
Net (loss)/income.....................................      (94,998)       20,572       (84,152)
                                                        -----------   -----------   -----------
Net (loss)/income per share:
  Basic...............................................  $     (0.39)  $      0.09   $     (0.45)
  Diluted.............................................  $     (0.39)  $      0.08   $     (0.45)
Weighted average number of shares:
  Basic...............................................  244,698,721   234,044,732   185,153,065
  Diluted.............................................  244,698,721   242,806,410   185,153,065

  The accompanying notes are an integral part of these consolidated financial statements.

                        SHIRE PHARMACEUTICALS GROUP PLC

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                          ACCUMU-
                                                                                           LATED
                                                                                           OTHER
                                                                                          COMPRE-
                                               COMMON STOCK       ADDITIONAL   ACCUMU-    HENSIVE        TOTAL
                                            -------------------    PAID-IN      LATED     INCOME/    SHAREHOLDERS'
                                             AMOUNT     SHARES     CAPITAL     DEFICIT    (LOSSES)      EQUITY
                                            --------   --------   ----------   --------   --------   -------------
BALANCES AS OF DECEMBER 31, 1996..........    5,140     60,995      451,940     (95,414)     (301)      361,365
Net (loss)................................       --         --           --     (84,152)       --       (84,152)
Dividends paid by pooled entity...........       --         --           --      (1,100)       --        (1,100)
Foreign currency translation..............       --         --           --          --    (2,095)       (2,095)
Issuance of common stock..................    5,123     62,535      251,169          --        --       256,292
Issuance of common and preferred stock by
  pooled entity...........................       --         --        7,076          --        --         7,076
Issuance costs............................       --         --       (3,355)         --        --        (3,355)
Options exercised.........................       82      1,001          850          --        --           932
Options granted on acquisition of
  subsidiaries............................       --         --       28,390          --        --        28,390
Stock option compensation.................       --         --        2,567          --        --         2,567
                                             ------    -------      -------    --------   -------       -------
BALANCES AS OF DECEMBER 31, 1997..........   10,345    124,531      738,637    (180,666)   (2,396)      565,920
Net income................................       --         --           --      20,572        --        20,572
Dividends paid by pooled entity...........       --         --           --         (34)       --           (34)
Foreign currency translation..............       --         --           --          --      (840)         (840)
Issuance of common stock..................      905     10,861       57,105          --        --        58,010
Issuance of common and preferred stock by
  pooled entity...........................       --         --        9,220          --        --         9,220
Issuance costs............................       --         --       (2,124)         --        --        (2,124)
Options exercised.........................      475      5,700        3,610          --        --         4,085
Stock option compensation.................       --         --        5,499          --        --         5,499
Tax benefit associated with exercise of
  stock options...........................       --         --        3,006          --        --         3,006
                                             ------    -------      -------    --------   -------       -------
BALANCES AS OF DECEMBER 31, 1998..........   11,725    141,092      814,953    (160,128)   (3,236)      663,314
Net loss..................................       --         --           --     (94,998)       --       (94,998)
Foreign currency translation..............       --         --           --          --    (7,067)       (7,067)
Issuance of common stock for
  acquisitions............................    8,123    100,767       (8,123)         --        --            --
Issuance of common and preferred stock by
  pooled entity...........................       --         --        8,613          --        --         8,613
Options exercised.........................      215      2,660        3,308          --        --         3,523
Stock option compensation.................       --         --       11,932          --        --        11,932
Tax benefit associated with exercise of
  stock options...........................       --         --        1,967          --        --         1,967
                                             ------    -------      -------    --------   -------       -------
BALANCES AS OF DECEMBER 31, 1999..........   20,063    244,519      832,650    (255,126)  (10,303)      587,284
                                             ======    =======      =======    ========   =======       =======

                        SHIRE PHARMACEUTICALS GROUP PLC

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net (loss)/income...........................................   (94,998)   20,572    (84,152)
Foreign currency translation adjustments....................    (7,067)     (840)    (2,095)
Unrealized holding (loss)/gain on marketable securities.....      (411)       96        199
                                                              --------    ------    -------
Comprehensive (loss)/income.................................  (102,065)   19,732    (86,247)
                                                              ========    ======    =======

    There are no tax effects related to the items included above.

  The accompanying notes are an integral part of these consolidated financial statements

                        SHIRE PHARMACEUTICALS GROUP PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net (loss)/income.........................................  (94,998)     20,572   (84,152)
                                                              -------    --------   -------
  Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities:
    Depreciation and amortization...........................   28,598      25,249    12,309
    Stock option compensation...............................   13,900       8,505     2,567
    Acquisition of in--process research and development.....       --          --    83,087
    Non cash exchange gains and losses......................     (664)     (1,816)   (1,289)
    (Gain)/loss on sale of fixed assets.....................     (828)         16       (13)
    Loss on sale of intangible assets.......................    5,825          --        --
    Write--down of investment...............................    7,546          --        --
    Decrease/(increase) in accounts receivable..............   17,012     (24,988)   (5,751)
    (Increase) in inventory.................................   (6,543)     (5,170)   (4,657)
    Increase in accounts payable............................   37,083      12,186       511
    Reserve for restructuring charges.......................   83,608          --        --
    Carbatrol milestone payment.............................       --          --     8,000
    Impact of discontinued operations.......................       --          --      (629)
                                                              -------    --------   -------
      Net cash provided by operating activities.............   90,539      34,554     9,983
                                                              -------    --------   -------
Cash flows from investing activities:
  (Investment in)/redemption of marketable securities.......   (7,940)      3,825   (32,094)
  Purchase of long--term investment.........................       --     (10,000)       --
  Deferred consideration....................................       --          --   (10,000)
  Purchase of subsidiary undertakings.......................  (32,000)         --   (41,053)
  Expenses of acquisition...................................       --        (551)   (3,118)
  Net cash acquired with subsidiary undertakings............    1,979          --     6,759
  Purchase of intangible assets.............................  (57,848)   (142,258)  (10,066)
  Purchase of fixed assets..................................   (4,786)    (13,871)  (13,936)
  Proceeds from sale of intangible fixed assets.............    6,575       1,033        --
  Proceeds from sale of fixed assets........................    1,413          60        20
  Collection on notes receivable............................    7,195       1,751     6,738
                                                              -------    --------   -------
      Net cash used in investing activities.................  (85,412)   (160,011)  (96,750)
                                                              -------    --------   -------
Cash flows from financing activities:
  (Increase)/decrease in cash placed on short--term
    deposit.................................................   (4,677)    (35,664)   33,949
  Long term debt issued.....................................       --     125,000        --
  Payments on long term debt, capital leases and notes......  (11,499)    (11,708)   (7,410)
  Payment of debt issuance costs............................       --      (2,528)       --
  Proceeds from issue of common stock, net..................    8,615      35,027    19,054
  Proceeds from exercise of options.........................    3,523       4,082     1,016
  Proceeds from issue of preferred stock....................       --       4,494     6,000
  Cash dividends paid.......................................       --        (150)   (1,629)
                                                              -------    --------   -------
      Net cash (used in)/provided by financing activities...   (4,038)    118,553    50,980
                                                              -------    --------   -------
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................       20           9      (401)
Net increase/(decrease) in cash and cash equivalents........    1,109      (6,895)  (36,188)
Cash and cash equivalents at beginning of period............   52,973      59,868    96,056
                                                              -------    --------   -------
Cash and cash equivalents at end of period..................   54,082      52,973    59,868
                                                              -------    --------   -------

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:                             1999       1998       1997
-----------------------------------                           --------   --------   --------
Interest paid...............................................   11,612       3,948       953
Income taxes paid...........................................   11,356       5,285     2,534
Non cash activities:
  Notes issued for product acquisitions.....................   11,800          --     7,250
  Notes received for sale of product rights.................       --         218        --
  Common stock issued for product acquisitions..............       --      11,572        --
  Common stock issued on conversion of zero-coupon note.....       --      14,042        --
  Common stock issued for acquisitions of subsidiaries......       --          --   259,000
  Debt assumed on acquisition of subsidiaries...............    3,300          --        --
  Capitalized leases........................................       --         131       256

  The accompanying notes are an integral part of these consolidated financial statements

                        SHIRE PHARMACEUTICALS GROUP PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) DESCRIPTION OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

    Shire Pharmaceuticals Group plc is an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, cancer and gastrointestinal disorders. The Company's principal products include Adderall, for the treatment of Attention Deficit Hyperactivity Disorder, and Pentasa, for the treatment of ulcerative colitis.

    The Group has operations in the United States, Europe and the rest of the world. Within these geographic operating segments, revenues are derived from three sources: sales of products by the Company's own sales and marketing operations, licensing and development fees, and royalties.

    The accompanying consolidated financial statements include the accounts of Shire Pharmaceuticals Group plc and all its subsidiary undertakings after elimination of intercompany accounts and transactions.

B) USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C) REVENUE RECOGNITION

    Product sales are recognized upon shipment of products. Reserves for product returns are established on an accruals basis at the time revenue for product sales is recognized.

    Licensing and development fees represent revenues derived from license agreements and from collaborative research and development arrangements. Licensing fees are recognized upon transfer or licensing of intellectual property rights. Development fee revenue relates to ongoing research and development in connection with licensed technology. Revenue in respect of research and development performed on a cost plus or fixed percentage of cost basis is recognized as research and development work is performed. The total cost of research and development work performed is based on accrued project costs, including employee related expenses determined according to actual hours worked. Where collaborative research and development arrangements stipulate payment on a milestone basis, revenue is recognized upon achievement of those milestones.

    Royalty revenue relating to licensed technology is recognized when receivable.

    Revenues are stated net of value added tax and similar taxes, trade discounts and intercompany transactions.

    No revenue is recognized for consideration, the value or receipt of which is dependent on future events, future performance, or refund obligations.

D) RESEARCH AND DEVELOPMENT

    Research and development expenditures include funded and unfunded expenditure and are charged to operations in the period in which the expense is incurred. Milestones payable in respect of

                        SHIRE PHARMACEUTICALS GROUP PLC

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) research and development work are charged to the income statement on achievement of those milestones.

E) LEASED ASSETS

    The cost of operating leases is charged to operations on a straight line basis over the lease term, even if rental payments are not made on such a basis.

    Assets acquired under finance leases are included in the balance sheet as tangible fixed assets and are depreciated over the shorter of the period of lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest elements are charged to the income statement over the period of the leases to give a constant charge on the balance of the capital repayments outstanding.

F) PENSIONS

    The Group contributes to personal defined contribution pension plans of employees. Contributions are charged to the income statement as they become payable. Details of the Supplemental Executive Retirement Plan operated by the Group are given in Note 22.

G) FINANCE COSTS OF DEBT

    Finance costs of debt are recorded as a deferred asset and then amortized to the income statement over the term of the debt at a constant rate on the carrying amount. Deferred financing costs relating to debt terminated early are written off to the income statement in that period.

H) INCOME TAXES

    The Company provides for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

I) ADVERTISING EXPENSE

    The Company expenses the cost of advertising as incurred. Advertising costs amounted to $6,646,000, $6,715,000 and $5,284,000 for the years ended
December 31, 1999, 1998 and 1997 respectively.

J) FOREIGN CURRENCY

    Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into U.S.

                        SHIRE PHARMACEUTICALS GROUP PLC

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) dollars at the rate of exchange ruling at the date of the transaction. Exchange differences are taken into account in arriving at operating income.

    The results of overseas operations are translated at the average rates of exchange during the period and their balance sheets at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

    The consolidated financial statements are prepared from records maintained in the country in which the subsidiary is located and are translated into U.S. dollars according to the above policy.

    Foreign currency transaction gains and losses on an after-tax basis included in consolidated net income in the years ended December 31, 1999, 1998, and 1997, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $880,000 loss, $457,000 gain and $106,000 loss, respectively.

K) EMPLOYEE STOCK PLANS

    The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

L) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include cash in banks and bank short-term investments with original maturities of less than ninety days. Marketable securities classified as available for sale consist primarily of debt instruments with maturities of more than three months. They are marked to market at each balance sheet date, with gains and losses recorded in a separate component of other comprehensive income. Other than temporary impairments in value are recorded through the income statement.

M) INVENTORIES

    Inventories, consisting primarily of finished goods, are stated at the lower of cost and net realizable value. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transport. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Provision is made for obsolete, slow moving or defective items where appropriate.

N) INVESTMENTS

    Investments which are accounted for under the cost method are stated at cost, less provisions for other than temporary impairment in value. Impairment is assessed by reference to the fair value of the securities as determined using established financial methodologies. The fair value of investments in private entities and non-traded securities of public entities are measured by valuation methodologies including discounted cash flows.

O) INTANGIBLE ASSETS

    Intangible assets comprise goodwill and intellectual property rights.

                        SHIRE PHARMACEUTICALS GROUP PLC

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Goodwill arising on the acquisition of subsidiary undertakings and businesses, representing any excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired, is capitalized and written off on a straight line basis over its useful economic life.

    Goodwill recognized in each significant business combination is being amortized over a period of 5 to 30 years on a straight line basis depending on the nature of the goodwill, and is evaluated periodically for realizability based on expectations of undiscounted cash flows for each subsidiary having a material goodwill balance.

    The following factors are considered in estimating the useful lives. Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

    - regulatory and legal provisions, including the regulatory approval and review process, patent issues and actions by government agencies

    - the effects of obsolescence, changes in demand, competing products and other economic factors, including the development of competing drugs that are more effective clinically or economically

    - actions of competitors, suppliers, regulatory agencies or others that may eliminate current competitive advantages

    Impairments to goodwill are recognized if expected undiscounted cash flows are not sufficient to recover the goodwill. If a material impairment is identified, goodwill is written down to its fair value. Fair value is determined based on the present value of expected net cash flows to be generated by the business, discounted using a rate commensurate with the risks involved.

    Intellectual property, including trademarks for products with an immediate defined revenue stream and acquired for valuable consideration, is recorded at cost and amortized in equal annual installments over the estimated useful life of the related product which range from 5 to 40 years. Intellectual property with no defined revenue stream where the related product has not yet completed the necessary approval process is written off on acquisition. Amounts recorded as intangible assets are reviewed for impairment on a periodic basis using expected undiscounted cash flows.

    Continuing milestone payments on intellectual property with no defined revenue stream are charged to operations. Royalty payments due on sales of products are charged to operations when a liability has been incurred.

P) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is shown at cost less accumulated depreciation and any provision for impairment. Depreciation is provided on a straight line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Land and buildings..........................................  50 years
Office furniture, fittings and equipment....................  4 to 5 years
Warehouse, laboratory and manufacturing equipment...........  4 to 5 years

    Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property, plant and equipment are retired or

                        SHIRE PHARMACEUTICALS GROUP PLC

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

Q) CONCENTRATION OF CREDIT RISK

    Revenues are mainly derived from agreements with major pharmaceutical companies and relationships with drug distributors. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

    Excess cash is invested in bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal risk.

R) RELATED PARTIES

    Transactions with related parties are conducted on the same basis as they would have been with unrelated parties.

    Transactions between Group companies have not been disclosed since Group accounts are prepared and include the results of all subsidiary undertakings.

S) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This Statement defers for one year the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the future impact of this statement on its consolidated financial statements.

2: BUSINESS COMBINATIONS AND REORGANISATIONS

YEAR ENDED DECEMBER 31, 1999

(a) Acquisition of Laboratoires Murat S.A., Fuisz Pharma GmbH & Co KG and Istoria Farmaceutici S.p.A.

    On October 22 1999, Shire completed the acquisition of all the assets and liabilities of Laboratoires Murat S.A., Fuisz Pharma GmbH and the Cebutid trademark for $33 million, including the costs of acquisition. The purchase price consisted of $29.7 million in cash and the assumption of $3.3 million in debt.

    On November 17 1999, Shire completed the acquisition of all the assets and liabilities of Istoria Farmaceutici S.p.A. for $6.5 million, including the costs of acquisition. The purchase consideration was $6.5 million in cash.

    The above transactions have provided Shire with marketing and distribution operations in France, Germany and Italy respectively. Shire has accounted for the acquisitions using purchase accounting.

                        SHIRE PHARMACEUTICALS GROUP PLC

2: BUSINESS COMBINATIONS AND REORGANISATIONS (CONTINUED)
Total goodwill of $22.4 million will be amortized over a period of 20 years, the expected economic life of the underlying assets acquired, on a straight line basis and periodically reviewed for impairment in accordance with the Company's accounting policy for purchased goodwill. The results of operations of these acquired companies have been included in the consolidated results of the Company since their respective dates of acquisition.

                        SHIRE PHARMACEUTICALS GROUP PLC

2: BUSINESS COMBINATIONS AND REORGANISATIONS (CONTINUED)

    The purchase price of $3.3 million for Laboratoires Murat S.A. was allocated as follows:

                                                               $'000
                                                              --------
Property, plant and equipment...............................       19
Intangible assets...........................................    1,073
Current assets..............................................    1,614
Accounts payable............................................   (1,292)
                                                              -------
Net assets acquired.........................................    1,414
Goodwill....................................................    1,886
                                                              -------
Purchase consideration......................................    3,300
                                                              -------

    $7.5 million was in respect of the Cebutid trademark.

    The purchase price of $22.2 million for Fuisz Pharma GmbH was allocated as follows:

                                                               $'000
                                                              --------
Property, plant and equipment...............................       23
Intangible assets...........................................    3,331
Current assets..............................................    1,891
Accounts payable............................................   (1,108)
                                                              -------
Net assets acquired.........................................    4,137
Goodwill....................................................   18,063
                                                              -------
Purchase consideration......................................   22,200
                                                              -------

    The purchase price of $6.5 million for Istoria Farmaceutici S.p.A. was allocated as follows:

                                                               $'000
                                                              --------
Property, plant and equipment...............................      166
Intangible assets...........................................    3,268
Current assets..............................................    1,515
Accounts payable............................................     (897)
                                                               ------
Net assets acquired.........................................    4,052
Goodwill....................................................    2,448
                                                               ------
Purchase consideration......................................    6,500
                                                               ------

(b) Merger with Roberts Pharmaceutical Corporation

    On December 23, the Company acquired 100% of the outstanding stock of Roberts Pharmaceutical Corporation in exchange for 100,767,482 ordinary shares. Roberts Pharmaceutical Corporation is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories.

    This transaction was accounted for by the pooling of interests method. Following consummation of the transaction, the Company has decided to restructure the enlarged business and accordingly has recorded approximately $97.1 million in non-recurring asset impairment and restructuring charges.

                        SHIRE PHARMACEUTICALS GROUP PLC

2: BUSINESS COMBINATIONS AND REORGANISATIONS (CONTINUED)
    The accompanying consolidated financial statements have been retroactively restated to reflect the combined operations of Roberts Pharmaceutical Corporation and Shire Pharmaceuticals Group plc as if the merger was consummated on January 1, 1997.

(c) Dispositions

    On January 13, 1999 Shire disposed of its Indianapolis manufacturing plant for a net consideration after expenses of $1.5 million including a loan note of $0.5 million. The net gain of $0.8 million is included in results of operations.

    During November 1999, the Company sold the product Tigan for $6.4 million. The Company incurred a loss on disposal of $5.8 million, which is included within the results of operations.

(d) Pro forma information

    The unaudited pro forma effect in 1999 and 1998 of significant acquisitions if acquired on January 1, 1999 and January 1, 1998 respectively would have resulted in revenues, income before extraordinary items, net income and per share data as follows:

                                                            1999       1998
                                                           $'000      $'000
                                                          --------   --------
REVENUES................................................   417,948    330,346
(Loss)/income before extraordinary items................   (95,463)    19,039
Net (loss)/income.......................................   (95,463)    19,039
Net (loss)/income per share--basic......................  $  (0.39)  $   0.08
Net (loss)/income per share--diluted....................  $  (0.39)  $   0.08

    Year ended December 31, 1998

    There were no significant acquisitions or dispositions of businesses during the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997

(a) Acquisition of Pharmavene, Inc.

    On March 23, 1997 Shire completed the acquisition of Pharmavene, Inc. ("Pharmavene"), subsequently renamed Shire Laboratories, Inc., for approximately $104 million, including the costs of acquisition. The purchase price consisted of $27.2 million in cash, the issue of $60.5 million in shares, the issue of $6.3 million in share options and contingent consideration of $10 million.

    In connection with the acquisition, each outstanding share of Pharmavene common stock was exchanged for Shire ordinary shares, resulting in the issuance of 16,947,000 Shire ordinary shares valued at $60.5 million. Options granted by Pharmavene prior to the acquisition date were converted into options to acquire 2,790,000 Shire ordinary shares. These options were valued in determination of the purchase price of Pharmavene at $6.3 million.

    The contingent consideration was payable to the former shareholders of Pharmavene on approval of the drug Carbatrol by the F.D.A. On payment of the contingent consideration in December 1997, the amount of $10 million was capitalized as an intangible asset representing completed products.

                        SHIRE PHARMACEUTICALS GROUP PLC

2: BUSINESS COMBINATIONS AND REORGANISATIONS (CONTINUED)
(a) Shire accounted for the acquisition of Pharmavene using purchase accounting. The purchase price of $104 million was allocated as follows:

                                                               $'000
                                                              --------
Property, plant and equipment...............................    1,561
Intangible assets...........................................   11,065
Current assets..............................................   14,002
Accounts payable............................................   (5,398)
In-process research and development.........................   82,774
                                                              -------
Purchase consideration......................................  104,004
                                                              -------

    Included within acquired intangible assets is the value of the assembled workforce of $1,065,000 which is being amortized on a straight line basis over a period of 5 years. $10,000,000 is attributed to the value of completed products, as disclosed above, and is being amortized on a straight line basis over 20 years.

    As a result of the transaction, Shire incurred a charge for the year ended December 31, 1997, representing the acquisition of in-process research and development in accordance with SFAS No. 2. The acquired in-process research and development charge of $82,774 represents the value of Pharmavene's products in development at the date of acquisition. Technological feasibility of these products was not established at the date of acquisition. These products were considered to have no alternative future use other than the therapeutic indications for which they were in development. The work remaining to complete the development products involved continuing formulation activity, clinical studies and the submission of regulatory filings to seek marketing approval. As pharmaceutical products cannot be marketed without regulatory approvals, Shire will not receive any benefits unless it receives such regulatory approval.

    The results of operations of Shire Laboratories, Inc. have been included in the consolidated results of the Company since the acquisition date of March 23, 1997.

(b) Acquisition of Richwood Pharmaceutical Company, Inc.

    On August 22, 1997 the Company acquired all of the outstanding shares of Richwood Pharmaceutical Company, Inc. ("Richwood"), subsequently renamed Shire Richwood, Inc., a company involved in the development, manufacture and marketing of pharmaceutical products. The consideration paid was $209 million, comprising shares valued at $170.5 million, share options $21.7 million, cash of $15.1 million and acquisition expenses of $1.7 million.

    In connection with the acquisition, each outstanding share of Richwood common stock was exchanged for Shire ordinary shares, resulting in the issuance of 39,488,000 Shire ordinary shares valued at $170.5 million. Options granted by Richwood prior to the acquisition date were converted into options to acquire 5,632,000 Shire ordinary shares. These options were valued in determination of the purchase price at $21.7 million.

                        SHIRE PHARMACEUTICALS GROUP PLC

2: BUSINESS COMBINATIONS AND REORGANISATIONS (CONTINUED)
    Shire accounted for the acquisition of Richwood using purchase accounting. The purchase price of $209 million was allocated as follows:

                                                               $'000S
                                                              --------
Property, plant and equipment
Intangible assets...........................................    2,275
Current assets..............................................  198,445
Accounts payable............................................   14,625
                                                               (6,434)
                                                              -------
Purchase consideration                                        208,911
                                                              -------

    The related acquired goodwill and other intangible assets of $198.4 million are being amortized on a straight line basis over a period between 5 and 30 years as follows:

                                                               $'000S
                                                              --------
Completed products/technology...............................  176,006
Assembled workforce.........................................    2,819
Goodwill....................................................   19,620
                                                              -------
                                                              198,445
                                                              -------

    Completed products and technology represent the portfolio of named identifiable products and technologies owned and marketed by Shire Richwood, Inc. at the time of acquisition.

    The results of operations of Shire Richwood, Inc. have been included in the consolidated results of the Company since the acquisition date of August 22, 1997.

3: CASH AND CASH EQUIVALENTS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                                 $'000          $'000
                                                              ------------   ------------
Cash at bank and in hand....................................     54,082         52,973
                                                                 ------         ------

4: MARKETABLE SECURITIES AND OTHER CURRENT ASSET INVESTMENTS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                                 $'000          $'000
                                                              ------------   ------------
Marketable securities.......................................     44,003         36,062
Commercial paper............................................     39,200          6,510
Institutional cash fund.....................................      1,141         29,154
                                                                 ------         ------
                                                                 84,344         71,726
                                                                 ------         ------

    There are no restrictions on the sale of marketable securities and no amounts have been pledged as collateral.

    There have been no significant changes in market value subsequent to December 31, 1999.

                        SHIRE PHARMACEUTICALS GROUP PLC

4: MARKETABLE SECURITIES AND OTHER CURRENT ASSET INVESTMENTS (CONTINUED)

    The Company recorded losses on sales of marketable securities during the years ended December 31, 1999, 1998 and 1997 of $227,000, $30,000 and $18,000.

    Unrealized holding gains and losses on available for sale marketable securities, as disclosed in the Statement of Comprehensive Income, amounted to $411,000 loss, $96,000 gain and $199,000 gain at December 31, 1999, 1998 and
1997 respectively.

    Maturity dates of marketable securities held at December 31, 1999 primarily ranged from 3 to 36 months.

5: ACCOUNTS RECEIVABLE

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Trade receivables...................................      55,953         64,857
Notes receivable....................................         678          9,426
Other receivables...................................       2,387          2,339
                                                         -------        -------
                                                          59,018         76,622
                                                         =======        =======

    Trade receivables included above are stated net of a provision for doubtful debts of $565,000; December 31, 1998: $577,000.

    Included within other receivables at December 31, 1999 is $1,144,000 of accrued royalty income. At December 31, 1998 other receivables included $669,000 in respect of product divestments and $923,000 of accrued royalty income.

    Notes receivable are in respect of the divestment of certain products.

6: INVENTORY

    Inventory consists of:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Finished goods......................................      26,573         19,990
Work-in-process.....................................       6,389          6,113
Raw materials.......................................       6,576          8,536
                                                         -------        -------
                                                          39,538         34,639
                                                         =======        =======

                        SHIRE PHARMACEUTICALS GROUP PLC

7: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Prepaid expenses....................................      6,621          4,286
Other current assets................................      2,391            830
                                                         ------         ------
                                                          9,012          5,116
                                                         ======         ======

    Included within other current assets at December 31, 1999 is $1,098,000 in respect of the current portion of deferred financing costs relating to the $125,000,000 long term loan. The deferred financing costs are being amortized over the five year term of the loan.

8: INVESTMENTS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Investment in RiboGene Inc..........................      2,604         10,000
                                                          -----         ------

    The Company has an investment in the convertible preferred stock of RiboGene, Inc., a drug discovery company targeting infectious diseases. The shares have no voting rights. One-third of the preferred stock is convertible at the option of the Company to common stock of RiboGene at each of the first three anniversary dates of the investment. The investment is classified as held to maturity.

    In accordance with the Company's stated accounting policy, the cost of the investment has been written down by $7,396,000 to $2,604,000 at December 31, 1999 as the Company considers the value of the investment to have suffered a permanent diminution in value.

9: PROPERTY, PLANT & EQUIPMENT

    Property, plant and equipment consists of:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Land and buildings..................................     25,498         29,767
Office furniture, fittings and equipment............     14,527         12,253
Warehouse, laboratory and manufacturing equipment...     10,595         10,053
                                                         ------         ------
                                                         50,620         52,073
Less: Accumulated depreciation......................     13,136          9,391
                                                         ------         ------
                                                         37,484         42,682
                                                         ------         ------

    Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $4,243,000, $3,281,000 and $1,893,000 respectively.

                        SHIRE PHARMACEUTICALS GROUP PLC

9: PROPERTY, PLANT & EQUIPMENT (CONTINUED)
    Included within land and buildings at December 31, 1999 is $12 million relating to the Company's Eatontown, New Jersey office facility classified as available for sale. The asset is continuing to be depreciated.

10: INTANGIBLE ASSETS

    Intangible assets comprise:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Intellectual property rights acquired...............     394,640        363,306
Goodwill arising on businesses acquired.............     238,897        223,776
                                                         -------        -------
                                                         633,537        587,082
Less: Accumulated amortization......................      75,603         49,923
                                                         -------        -------
                                                         557,934        537,159
                                                         -------        -------

    Included in intellectual property above is $35,000,000 for the purchase of the worldwide rights to Agrylin during the year ended December 31, 1999, which allows the Company to retain all rights to the product with no future royalty liability.

    Other significant additions to intellectual property during the year ended December 31, 1999 were in respect of product rights for Lodine ($5,474,000) and Fareston ($10,000,000), the Cebutid trademark purchased from Fuisz
Technologies Ltd ($7,500,000) and intellectual property relating to the manufacture of Adderall ($11,800,000) acquired from Arenol Corporation.

    During the year ended December 31, 1999 the Company disposed of the Tigan product rights. The loss on sale of $5,825,000 is recorded in the statement of operations.

    Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $24,355,000, $21,968,000 and $10,416,000 respectively.

                        SHIRE PHARMACEUTICALS GROUP PLC

10: INTANGIBLE ASSETS (CONTINUED)
    The movement on goodwill was as follows:

                                            COMPLETED   ASSEMBLED   GOODWILL/     DEFERRED
                                            PRODUCTS    WORKFORCE     OTHER     CONSIDERATION    TOTAL
                                              $'000       $'000       $'000         $'000        $'000
                                            ---------   ---------   ---------   -------------   --------
As of January 1, 1997.....................     4,222        170       1,355            --         5,747
Arising on acquisitions...................   176,006      3,744      19,619            --       199,369
Arising on deferred payment...............        --         --          --        10,142        10,142
Amortization charge.......................    (3,355)      (418)       (137)         (126)       (4,036)
Foreign exchange..........................     4,311         70         456            64         4,901
                                             -------      -----      ------        ------       -------
As of December 31, 1997...................   181,184      3,566      21,293        10,080       216,123
Adjustment to goodwill....................        --         --         691            --           691
Amortization charge.......................    (9,091)      (790)       (704)         (506)      (11,091)
Foreign exchange..........................     1,965         34         254           110         2,363
                                             -------      -----      ------        ------       -------
As of December 31, 1998...................   174,058      2,810      21,534         9,684       208,086
Arising on acquisitions...................        --         --      22,383            --        22,383
Amortization charge.......................    (9,021)      (782)       (871)         (504)      (11,178)
Foreign exchange..........................    (5,401)       (86)       (940)         (301)       (6,728)
                                             -------      -----      ------        ------       -------
As of December 31, 1999...................   159,636      1,942      42,106         8,879       212,563
                                             -------      -----      ------        ------       -------

    The weighted average amortizable life of goodwill at December 31, 1999, 1998 and 1997 was 21 years.

    The additions to goodwill during the year ended December 31, 1999 arose on the acquisition of Laboratoires Murat S.A., Fuisz Pharma GmbH & Co KG and Istoria Farmaceutici S.p.A. from Fuisz Technologies Ltd. For further details see
Note 2(a).

11: OTHER NON CURRENT ASSETS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Notes receivable....................................        422          2,369
Other assets........................................      6,214          2,465
                                                          -----          -----
                                                          6,636          4,834
                                                          -----          -----

    Included within other assets at December 31, 1999 is $4,393,000 in respect of deferred financing costs. See Note 7 above for further details.

                        SHIRE PHARMACEUTICALS GROUP PLC

12: ACCOUNTS AND NOTES PAYABLE

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Trade accounts payable..............................      31,540        19,791
Accrued expenses....................................      79,520        35,105
Notes payable.......................................       3,449            --
                                                         -------        ------
                                                         114,509        54,896
                                                         -------        ------

    The weighted average interest rate for notes payable at December 31, 1999 and 1998 was 6%. The notes payable are not secured and do not contain any covenants.

13: CURRENT PORTION OF LONG-TERM DEBT

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Current portion of notes payable....................      9,573         11,178
Current portion of capital leases...................         35          1,173
                                                         ------         ------
                                                          9,608         12,351
                                                         ------         ------

14: OTHER CURRENT LIABILITIES

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Income taxes payable................................      6,727          3,134
Deferred tax liabilities............................         --            244
Payable for termination of license agreement........        806            832
Other accrued liabilities...........................     41,170          9,831
                                                         ------         ------
                                                         48,703         14,041
                                                         ------         ------

    Other accrued liabilities at December 31, 1999 primarily relate to restructuring costs incurred as a result of the merger with Roberts Pharmaceutical Corporation.

                        SHIRE PHARMACEUTICALS GROUP PLC

15: LONG-TERM DEBT

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Notes payable.......................................     135,887        137,917
Less: current installments..........................      (9,573)       (11,178)
                                                         -------        -------
                                                         126,314        126,739
                                                         -------        -------
Capital leases payable..............................          35          1,208
Less: current installments..........................         (35)        (1,173)
                                                         -------        -------
                                                              --             35
                                                         -------        -------
  Total, less current installments..................     126,314        126,774
                                                         -------        -------

    Principal payments in each of the next five years and thereafter on long-term debt outstanding at December 31, 1999 amount to:

                                                              DECEMBER 31,
                                                                  1999
                                                                 $'000
                                                              ------------
2000........................................................       8,358
2001........................................................       1,322
2002........................................................       1,242
2003........................................................          --
2004........................................................     125,000
Thereafter..................................................          --
                                                                 -------
                                                                 135,922
                                                                 =======

    The weighted average borrowing rate for the year ended December 31, 1999 was 7% (1998: 7%).

    $125 MILLION FIVE YEAR TERM LOAN

The Company entered into a $125,000,000 five year term loan with DLJ Capital Funding, Inc. on November 19, 1999. This loan replaced an existing $125,000,000 loan facility in the name of Roberts Pharmaceutical Corporation that had been taken out to finance the acquisition of Pentasa in 1998. The new loan is in the name of the parent company, Shire Pharmaceuticals Group plc. The applicable interest rate ranges between 0.5 per cent and 1.5 per cent over the higher of the prime rate of DLJ Capital Funding, Inc. or the Federal Funds Rate plus 0.5 per cent or between 1.5 per cent and 2.5 per cent over the London Interbank Overnight Rate (as adjusted in accordance with the loan agreement), in each case depending on Company's credit rating.

    All obligations under the facility are jointly and severally guaranteed by the Company and by its subsidiaries and is initially secured by all material property owned by the Company and its subsidiaries and the capital stock of the subsidiaries. If the Company's credit rating reaches specified levels, the facility will not be secured. The facility contains covenants and maintenance tests that require the Company to maintain a minimum net worth, a specified leverage ratio and a specified coverage ratio. At December 31, 1999 the Company satisfied the aforementioned covenants and maintenance tests.

                        SHIRE PHARMACEUTICALS GROUP PLC

15: LONG-TERM DEBT (CONTINUED)
    $11.8 MILLION UNSECURED CONVERTIBLE ZERO COUPON LOAN NOTE

The Company financed the purchase of intellectual property relating to the manufacture of Adderall from Arenol Corporation by a total of $11.8 million in loan notes. On March 5, 1999 the Company issued a $5,800,000 principal amount Unsecured Convertible Zero Coupon Loan note due July 30, 2001 (the "First Loan Note") and a $6,000,000 principal amount Unsecured Convertible Zero Coupon Loan Note due July 30, 2004 (the "Second Loan Note"). Both loan notes are in the name of the parent company, Shire Pharmaceuticals Group plc. The agreement provides for the cancellation of certain specified amounts of the aggregate principal amount of the First Loan Note and of such amounts of the Second Loan Note on certain dates to the extent of certain indemnified losses or, to the extent that such amounts of the First Loan Note or the Second Loan Note are not so canceled, for their conversion into that number of Ordinary Shares equal to the amounts not canceled divided by the product of (a) the lower of L3.565 (approximately $5.75) of the midweek closing price of the Ordinary Shares on the London Stock Exchange on the relevant date and (b) the exchange rate on the relevant date.

16: OTHER NON CURRENT LIABILITIES

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                         $'000          $'000
                                                      ------------   ------------
Payable for termination of license agreement........      1,209          2,080
Other liabilities...................................        136            149
                                                          -----          -----
                                                          1,345          2,229
                                                          -----          -----

17: FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

    CASH AND CASH EQUIVALENTS--CARRYING AMOUNT APPROXIMATES FAIR VALUE DUE TO THE SHORT-TERM NATURE OF THESE INSTRUMENTS.

    MARKETABLE SECURITIES AND OTHER CURRENT ASSET INVESTMENTS--THE FAIR VALUE OF MARKETABLE SECURITIES IS ESTIMATED BASED ON QUOTES OBTAINED FROM BROKERS.

    ACCOUNTS RECEIVABLE--CARRYING AMOUNT APPROXIMATES FAIR VALUE DUE TO THE SHORT-TERM NATURE OF THESE INSTRUMENTS.

    ACCOUNTS AND NOTES PAYABLE--carrying amount approximates fair value due to the short-term nature of these instruments.

    LONG TERM DEBT--the fair value of long term debt is estimated based on the discounted future cash flows using currently available interest rates.

                        SHIRE PHARMACEUTICALS GROUP PLC

17: FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts and corresponding fair values of financial instruments at December 31, 1999 and 1998 were as follows:

                                                             DECEMBER 31, 1999
                                                           ---------------------
                                                           CARRYING
                                                            AMOUNT    FAIR VALUE
                                                           --------   ----------
                                                            $'000       $'000
Financial assets:
  Cash and cash equivalents..............................   54,082       54,082
  Marketable securities and other current asset
    investments..........................................   84,344       83,933

Financial liabilities:
  Accounts and notes payable.............................  114,509      114,487
  Long--term debt........................................  135,922      135,922
                                                           -------      -------

                                                             DECEMBER 31, 1998
                                                           ---------------------
                                                           CARRYING
                                                            AMOUNT    FAIR VALUE
                                                           --------   ----------
                                                            $'000       $'000
Financial assets:
  Cash and cash equivalents..............................   52,973       53,196
  Marketable securities and other current asset
    investments..........................................   71,726       71,822
Financial liabilities:
  Accounts and notes payable.............................   54,896       54,896
  Long--term debt........................................  139,125      138,992
                                                           -------      -------

    The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

                        SHIRE PHARMACEUTICALS GROUP PLC

18: LEASES AND OTHER COMMITMENTS

(A) LEASES

    The Company leases facilities, motor vehicles and certain office equipment under operating leases. The Company's commitments under the non-cancelable portion of all operating leases for the next five years and thereafter as of December 31, 1999 are as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                                                 $'000
2000........................................................      4,274
2001........................................................      3,391
2002........................................................      2,707
2003........................................................      1,632
2004........................................................        726
Thereafter..................................................        600
                                                                 ------
                                                                 13,330
                                                                 ======

    Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounts to approximately $3,155,000, $1,555,000 and $1,201,000 for the fiscal years ended December 31,
1999, 1998 and 1997 respectively.

(B) OTHER COMMITMENTS

    In accordance with several product acquisitions and licensing agreements, and subject to certain cancellation rights reserved by the Company, the Company may be required to make minimum payments related to Noroxin, Sampatrilat and the Lilly Compounds totaling $21.0 million; and purchase ProAmatine inventory in the amount of $74.6 million through 2004. The Noroxin payments may be triggered if minimum sales levels are not met and the ProAmatine payments may be triggered if minimum sales purchases are not made. The Sampatrilat and Lilly payments are milestone payments due on reaching certain stages in the development of the compounds. The following schedule details the minimum payments which may be required in each of the next four fiscal years, assuming the previously discussed triggering events occur:

                                                               DECEMBER 31,
                                                                   1999
                                                               ------------
                                                                  $'000
2000........................................................       5,000
2001........................................................       2,000
2002........................................................       2,000
2003........................................................      12,000
                                                                  ------
                                                                  21,000
                                                                  ======

                        SHIRE PHARMACEUTICALS GROUP PLC

18: LEASES AND OTHER COMMITMENTS (CONTINUED)

                                                               DECEMBER 31,
PROAMATINE INVENTORY                                               1999
--------------------                                           ------------
                                                                  $'000
2000........................................................      26,808
2001........................................................      11,943
2002........................................................      11,943
2003........................................................      11,943
2004........................................................      11,943
                                                                  ------
                                                                  74,580
                                                                  ======

    Upon successful completion of the development of these products, approval by the FDA, and subsequent marketing of these products, royalties will be in the range of 7% to 10% of product sales with a weighted average royalty of approximately 7%. The duration of these royalties is the earlier of 15 years or patent expiration.

    In June 1997, the Company concluded agreements with MacFarlan Smith Ltd. ("MS") and Janssen Pharmaceuticals NV for the procurement of daffodils by MS on behalf of Shire and Janssen and the extraction from those bulbs of galantamine for use in the production of Reminyl for commercial launch of the product. Under these arrangements, MS arranges for the production, planting and harvesting of daffodil bulbs in sufficient quantities to provide the worldwide launch stock for the product and has constructed a plant to undertake the extraction of galantamine with an agreed maximum plant cost of L7 million (approximately $11.2 million). Reciprocal arrangements have been concluded with Janssen, which will bear the entire cost other than a proportion relative to the supply of bulbs and product for sale by Shire in the U.K. and Ireland.

    These arrangements may be terminated by Shire and Janssen subject to the payment by Shire and Janssen to MS of certain sums due to MS in respect of outstanding bulb orders and its capital expenditure.

(C) CONTINGENT LIABILITIES

    Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labelling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/ phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. Through approximately March 2000 SRI was named as a defendant in approximately 3,500 lawsuits and had been dismissed from approximately 500 of these cases. There are approximately 2,400 additional cases pending dismissal as of March 16, 2000. In only 127 cases pending was it alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product and SRI has been dismissed from 29 of these cases as well. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or

                        SHIRE PHARMACEUTICALS GROUP PLC

18: LEASES AND OTHER COMMITMENTS (CONTINUED) dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of the litigation.

    Pursuant to an unlimited indemnity from SRI's former contract manufacturer of phentermine, EON Laboratories Inc. (EON), legal costs in respect of the phentermine litigation have, to date, been met by EON's insurers. EON has available, subject to Court sanction, a further $12 million of insurance to meet the costs and liabilities of EON and each of its distributors including Shire. EON is a subsidiary of Hexal GmbH, a manufacturer of generic pharmaceuticals based in Germany with a reported turnover of approximately $400 million, operations in an estimated 30 countries and approximately 500 employees. Hexal does not publicly disclose more extensive details of its financial position. EON has indicated to Shire that it will defend and indemnify Shire against costs and liabilities. Although EON has not indicated to Shire an unwillingness or inability to fund any uninsured losses, Shire is unable to determine EON's ability to pay such losses. Shire also has access to a limited indemnity given by the former shareholders of SRI for costs and liabilities related to the phentermine litigation not met by insurance or other indemnity arising from litigation filed prior to March 12, 1999. This indemnity is limited to the value of 1,622,566 ordinary shares of Shire presently held by a third party in escrow and is available on demand. As of March 24, 2000, based on a closing share price of L10.60, the value of these shares amounted to approximately L17.2 million (approximately $27.5 million). In addition, Shire has access to its own product liability insurance up to a maximum of $3 million. At the present stage of the litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

19: NET INCOME/(LOSS) PER SHARE

    Basic net income/(loss) per share is based upon the income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is based upon income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

                        SHIRE PHARMACEUTICALS GROUP PLC

19: NET INCOME/(LOSS) PER SHARE (CONTINUED)
    The following table sets forth the computation for basic and diluted net income/(loss) per share:

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                           $'000         $'000         $'000
Numerator for basic and diluted net (loss)/income per
  share...............................................      (94,998)       20,572       (84,152)
                                                        -----------   -----------   -----------

                                                          NO. OF        NO. OF        NO. OF
                                                          SHARES        SHARES        SHARES
                                                        -----------   -----------   -----------
Weighted average number of shares (basic).............  244,698,721   234,044,732   185,153,065
Effect of dilutive stock options......................           --     8,761,678            --
                                                        -----------   -----------   -----------
Weighted average number of shares (diluted)...........  244,698,721   242,806,410   185,153,065
                                                        -----------   -----------   -----------
Basic net (loss)/income per share.....................       $(0.39)        $0.09        $(0.45)
Diluted net (loss)/income per share...................       $(0.39)        $0.08        $(0.45)
                                                        -----------   -----------   -----------

    The calculation of weighted average number of shares for the year ended December 31, 1999 does not include potentially dilutive securities, stock options and convertible debt, because their inclusion would be anti-dilutive in a loss making year.

    The calculation for the year ended December 31, 1997 excludes potentially dilutive stock options on the same basis.

                        SHIRE PHARMACEUTICALS GROUP PLC

20: ANALYSIS OF REVENUE, OPERATING INCOME/(LOSS), ASSETS AND REPORTABLE SEGMENTS

        The Company has disclosed segment information for the individual operating areas of the business, based on the way in which the business is managed and controlled. Shire's principal reporting segments are geographic, each being managed and monitored separately and serving different markets. The Company evaluates performance based on operating income or loss before interest and income taxes. All inter-company items are eliminated. The accounting policies of each reportable segment are the same as those of the Group.

                                                                                 REST OF
                                                             U.S.      EUROPE     WORLD      TOTAL
                                                            $'000      $'000      $'000      $'000
                                                           --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Product sales............................................  313,582     55,194     16,427    385,203
Licensing and development................................    1,097      9,675         --     10,772
Royalties................................................       --      3,562         --      3,562
Other revenues...........................................      517         --      1,478      1,995
                                                           -------    -------     ------    -------
Total revenue............................................  315,196     68,431     17,905    401,532
Cost of sales............................................   62,375     20,958     10,142     93,475
Research and development.................................   50,544     26,904         55     77,503
Selling, general and administrative......................  108,682     55,986      6,718    171,386
Costs of restructuring...................................   93,603      3,529         --     97,132
Merger transaction expenses..............................    9,312     22,967         --     32,279
Loss on sale of product rights...........................    5,825         --         --      5,825
                                                           -------    -------     ------    -------
Total operating expenses.................................  330,341    130,344     16,915    477,600
                                                           -------    -------     ------    -------
Operating (loss)/income..................................  (15,145)   (61,913)       990    (76,068)
                                                           -------    -------     ------    -------
Total assets.............................................  547,762    313,113     27,801    888,676
Long-lived assets........................................  348,946    231,560     15,825    596,331
                                                           -------    -------     ------    -------
Capital expenditure on long-lived assets.................   64,450      8,143      1,397     73,990

YEAR ENDED DECEMBER 31, 1998
Product sales............................................  226,988     50,261     14,536    291,785
Licensing and development................................      622     11,199         --     11,821
Royalties................................................       --      3,697         --      3,697
Other revenues...........................................      306         --      1,375      1,681
                                                           -------    -------     ------    -------
Total revenue............................................  227,916     65,157     15,911    308,984
Cost of sales............................................   67,889     19,378      7,746     95,013
Research and development.................................   27,556     31,647         50     59,253
Selling, general and administrative......................   80,854     45,208      5,640    131,702
(Profit) on sale of product rights.......................     (220)        --         --       (220)
                                                           -------    -------     ------    -------
Total operating expenses.................................  176,079     96,233     13,436    285,748
                                                           -------    -------     ------    -------
Operating income/(loss)..................................   51,837    (31,076)     2,475     23,236
                                                           -------    -------     ------    -------
Total assets.............................................  542,799    307,309     23,497    873,605
Long-lived assets........................................  352,195    213,381     14,265    579,841
                                                           -------    -------     ------    -------
Capital expenditure on long-lived assets.................  147,007      2,696      8,665    158,368

                        SHIRE PHARMACEUTICALS GROUP PLC

20: ANALYSIS OF REVENUE, OPERATING INCOME/(LOSS), ASSETS AND REPORTABLE SEGMENTS
    (CONTINUED)

                                                                                 REST OF
                                                             U.S.      EUROPE     WORLD      TOTAL
                                                            $'000      $'000      $'000      $'000
                                                           --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1997
Product sales............................................  113,814     41,702     13,400    168,916
Licensing and development................................    4,201     15,929         --     20,130
Royalties................................................       --      1,596         16      1,612
Other revenues...........................................       --         --        896        896
                                                           -------    -------     ------    -------
Total revenue............................................  118,015     59,227     14,312    191,554
Cost of sales............................................   41,874     18,228      6,988     67,090
Research and development.................................   20,876     19,678        109     40,663
Selling, general and administrative......................   52,538     29,211      4,806     86,555
In-process research and development......................   83,087         --         --     83,087
                                                           -------    -------     ------    -------
Total operating expenses.................................  198,375     67,117     11,903    277,395
                                                           -------    -------     ------    -------
Operating (loss)/income..................................  (80,360)    (7,890)     2,409    (85,841)
                                                           -------    -------     ------    -------
Total assets.............................................  351,573    288,643     24,734    664,950
Long-lived assets........................................  205,500    239,956      6,960    452,416
                                                           -------    -------     ------    -------
Capital expenditure on long-lived assets.................   24,826      2,542      7,064     34,432

(d) Material customers

    In the periods set out below, certain customers accounted for greater than 10 per cent of total revenue:

                                                              (IN THOUSANDS OF
                                                               U.S. DOLLARS)
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Customer A...........................................  100,267     53,599       --
Customer B...........................................   54,498     31,387       --
Customer C...........................................   40,045     35,314       --

21: OTHER CHARGES

YEAR ENDED DECEMBER 31, 1999

    As a result of the acquisition of Roberts Pharmaceutical Corporation on December 23, 1999, which was accounted for as a pooling of interests, the Company recorded charges totaling $135.2 million pre-tax for asset impairments ($48.5 million), merger--related transaction expenses ($32.3 million), restructuring ($43.6 million), loss on product dispositions ($5.8 million) and other charges ($5.0 million). These charges are disclosed separately within operating expenses in the Statement of Income.

    The Company recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there

                        SHIRE PHARMACEUTICALS GROUP PLC

21: OTHER CHARGES (CONTINUED)
has been any impairment in the value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles. The estimated fair value has been calculated using projected discounted cash flows of the products. Other asset impairments are the write off of inventory held for research and development work and duplicate equipment ($ 3.2 million), adjustments to the carrying value of the RiboGene investment to market value at December 31, 1999 ($ 7.6 million), and write down of notes receivable to their estimated realizable value ($ 3.5 million).

    The components of the restructuring charge were as follows:

                                                              $ MILLIONS
                                                              ----------
Employee termination costs..................................     37.9
Property....................................................      5.7
                                                                 43.6

    In December 1999, the decision was made to close the office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing facility in Florence, Kentucky and to transfer the research & development activities to Shire's facility in Rockville, Maryland. Similarly, Roberts' sales and marketing operation in the U.K. was combined with Shire's established operation in Andover, Hampshire.

    Shire has commenced negotiations with potential purchasers of the property at Eatontown, which has been written down to its estimated fair value.

    As a result of the restructuring, employees were notified of their termination prior to December 31, 1999. As of December 31, 147 employees had been terminated and the Company expects to complete the termination of the remainder of the employees by April 30, 2000. Employee termination costs consist of payments for severance, medical and other benefits, outplacement counseling, acceleration of pension benefits and excise taxes.

YEAR ENDED DECEMBER 31, 1998

    During the year ended December 31, 1998 a gain of $220,000 was credited to the income statement in respect of the disposition of certain products.

YEAR ENDED DECEMBER 31, 1997

    As a result of the acquisition of Shire Laboratories, Inc. (formerly Pharmavene, Inc.) in March 1997, Shire incurred a charge of $83,087,000 representing the acquisition of in-process research and development pursuant to SFAS No. 2 (See Note 2).

22: RETIREMENT BENEFITS

    The Company has a number of defined contribution retirement plans and one defined benefit plan covering substantially all employees. For the defined contribution retirement plans, the level of company contribution is fixed at a set percentage of employee's pay. For the defined benefit plan, where benefits are based on employees' years of service and average final remuneration, the pension cost is established in accordance with the advice of independent qualified actuaries based on valuations undertaken on varying dates.

                        SHIRE PHARMACEUTICALS GROUP PLC

22: RETIREMENT BENEFITS (CONTINUED)
PERSONAL DEFINED CONTRIBUTION PENSION PLANS

    Company contributions to personal defined contribution pension plans totaled $1,558,000, $1,124,000, and $514,000 for the years ended December 31, 1999, 1998 and 1997 respectively, are were charged to operations as they became payable.

DEFINED BENEFIT PENSION PLANS

    The Company operates a defined benefit Supplemental Executive Retirement Plan (SERP) for certain U.S. employees, which was established in 1998. This plan is available to former employees of Roberts Pharmaceutical Corporation who meet certain age and service requirements. The plan requires mandatory contributions based on employee contributions and makes discretionary contributions based on employee compensation. The mandatory contributions to the plan in 1999 totaled $429,000 (1998: $285,000). Estimated discretionary contributions of $306,000 were accrued in 1999 (1998: $226,000).

    During 1999, as part of the restructuring of the Group following the merger with Roberts Pharmaceutical Corporation, the SERP was closed to new members and contributions have ceased being paid into the plan for existing members. As part of this arrangement, the Company has paid a lump sum contribution into the plan of $18 million, the result of which is that the Company has no future liabilities under the plan.

23: INCOME TAXES

    The (provision)/benefit for income taxes consists of:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current
  Federal.........................................  (14,007)    (7,375)      (619)
  State and foreign...............................   (1,556)       118         --
                                                    -------    -------     ------
Total current.....................................  (15,563)    (7,257)      (619)
                                                    -------    -------     ------
Deferred
  Federal.........................................     (622)     3,808       (995)
  State and foreign...............................      123        458        194
                                                    -------    -------     ------
Total deferred....................................     (499)     4,266       (801)
                                                    -------    -------     ------
                                                    (16,062)    (2,991)    (1,420)
                                                    -------    -------     ------

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Approximate net operating loss carryforwards
  against future federal tax liabilities..........   40,418     43,089     17,536
                                                    -------    -------     ------
Approximate net operating loss carryforwards
  against future state and foreign tax
  liabilities.....................................  185,458    150,572     39,978
                                                    -------    -------     ------

                        SHIRE PHARMACEUTICALS GROUP PLC

23: INCOME TAXES (CONTINUED)
    The tax losses shown above have the following expiration dates:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
2005........................................................      78,200
2006........................................................       1,274
2007........................................................       4,403
2008........................................................       2,832
2009........................................................       5,327
2010........................................................       6,229
2011........................................................      10,430
Available indefinitely......................................     117,181
                                                                 -------
                                                                 225,876
                                                                 =======

    A comparison of the (provision)/benefit for income taxes as reported to a provision based on federal statutory rates and consolidated income before income taxes is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Benefit/(provision) at federal statutory rates.....   27,628     (8,247)    28,956
Adjusted for:
  Permanent differences............................   (6,474)        18    (33,124)
  State and foreign tax............................   (1,200)     1,300       (200)
  Difference in taxation rates.....................       --         --       (663)
  Adjustment to prior year liabilities.............    4,004         --      2,701
  Goodwill amortization............................   (9,758)    (4,232)    (1,532)
  Other............................................     (337)      (464)      (651)
  Valuation allowance..............................  (29,925)     8,634      3,093
                                                     -------     ------    -------
(Provision)/benefit for income taxes...............  (16,062)    (2,991)    (1,420)
                                                     -------     ------    -------

                        SHIRE PHARMACEUTICALS GROUP PLC

23: INCOME TAXES (CONTINUED)
    An analysis of the deferred taxation asset is as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Losses carried forward..............................      39,411        36,078
Capitalized start up costs for tax purposes.........       3,259            --
Restructuring Reserve...............................      28,835            --
Other...............................................       1,568         7,497
Debt conversion.....................................          --           377
                                                         -------        ------
                                                          73,073        43,952
Valuation allowance.................................     (35,962)       (6,037)
                                                         -------        ------
                                                          37,111        37,915
Excess of tax value over book value of assets.......          --          (305)
                                                         -------        ------
Net deferred tax assets.............................      37,111        37,610
                                                         =======        ======

    Valuation allowances against deferred tax assets have not been provided to the extent that it is more likely than not that future income and tax planning strategies will enable losses brought forward to be utilized.

    The income (loss) before taxes by tax jurisdiction is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                     $'000      $'000      $'000
                                                    --------   --------   --------
U.S...............................................  (33,924)    30,772      4,541
U.K...............................................  (33,996)     5,763    (84,480)
Other.............................................  (11,016)   (13,172)    (2,793)
                                                    -------    -------    -------
                                                    (78,936)    23,363    (82,732)
                                                    =======    =======    =======

24: STOCK INCENTIVE PLANS

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. In the years ended December 31, 1999, 1998 and 1997 the Company recognized a charge under APB25 of $11,933,000, $5,497,000 and $2,031,000 respectively. Had compensation for stock options awarded under the plans been determined in accordance with

                        SHIRE PHARMACEUTICALS GROUP PLC

24: STOCK INCENTIVE PLANS (CONTINUED)
SFAS 123, the Company's net income/(loss) and per share data would have been changed to the pro forma amounts indicated below:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                    $'000      $'000      $'000
                                                   --------   --------   --------
Net income/(loss)
As reported......................................   (94,998)   20,572    (84,152)
Pro forma........................................  (106,246)   17,439    (89,847)
Income/(loss) per share
As reported--basic...............................  $  (0.39)   $ 0.09    $ (0.45)
As reported--diluted.............................  $  (0.39)   $ 0.08    $ (0.45)
Pro forma--basic.................................  $  (0.43)   $ 0.07    $ (0.49)
Pro forma--diluted...............................  $  (0.43)   $ 0.07    $ (0.49)

The fair value of stock options used to compute pro forma net income/(loss) and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1999                  1998                  1997
                                     -------------------   -------------------   -------------------
Risk free interest rate............          4.67%-6.25%           4.55%-6.57%           5.17%-6.57%
Expected dividend yield............                   0%                    0%                    0%
Expected life......................              4 years               4 years               4 years
Expected volatility................                53.4%                 53.2%                28.21%

    Directors and employees have been granted options over ordinary shares under the following stock option plans: Shire Holdings Ltd Share Options Scheme ("SHL Scheme"), the Imperial Pharmaceutical Services Ltd Employee Share Option Scheme (Number One) ("SPC Scheme"), the Pharmavene 1991 Stock Option Plan ("SLI Plan"), the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and
B) ("Executive Scheme"), the Shire Pharmaceuticals Sharesave Scheme ("Sharesave Scheme"), the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan ("Stock Purchase Plan"), the Richwood Stock Options Plan ("Richwood Plan") and the Roberts Stock Option Plans ("Roberts Plan").

    No further options will be granted under the SHL Scheme, SPC Scheme, SLI Plan, Richwood Plan or Roberts Plan. In a period of five years, not more than five per cent of the issued share capital of the Company may be placed under option under any employee share scheme. In a period of ten years, not more than ten per cent of the issued share capital of the Company may be placed under option under any employee share scheme. In addition, the following terms apply to options that may be granted under the various plans:

    Executive Scheme: up to five per cent of the issued ordinary share capital of the Company, in any period of ten years, subject to a limit of 2.5 per cent in the period of four years following adoption of the Scheme and a limit of three per cent in any period of three calendar years.

    Stock Purchase Plan: up to 21,000,000 ordinary shares.

                        SHIRE PHARMACEUTICALS GROUP PLC

24: STOCK INCENTIVE PLANS (CONTINUED)

    The Company has granted options through December 31, 1999 under the various plans as follows:

                                              NUMBER OF   EXPIRY PERIOD FROM
SCHEME                                         OPTIONS      DATE OF ISSUE        VESTING PERIOD
------                                        ---------   ------------------   -------------------
SHL Scheme..................................    964,280   7 years, or 3        1--3 years
                                                          months after end
                                                          of employment

SPC Scheme..................................     48,000   7 years, or 6        2 years
                                                          months after end
                                                          of employment

SLI Plan....................................    485,367   10 years             Immediate on
                                                                               acquisition by
                                                                               Shire

Executive Scheme............................  5,371,042   10 years             3 years, subject to
                                                                               performance
                                                                               criteria

Sharesave Scheme............................    180,697   6 months after       3 or 5 years
                                                          vesting

Stock Purchase Plan.........................    218,950   Automatic exercise   27 months

Richwood Plan...............................  1,194,388   5 years              Immediate on
                                                                               acquisition by
                                                                               Shire

Roberts Plan................................  9,174,418   6 years              Immediate on
                                                                               acquisition by
                                                                               Shire

    A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and the related transactions during the periods then ended is presented below:

                                                              WEIGHTED
                                                              AVERAGE
                                                              EXERCISE   NUMBER OF
YEAR ENDED DECEMBER 31, 1999                                  PRICE $      SHARES
----------------------------                                  --------   ----------
Outstanding at beginning of period..........................    3.38     20,784,312
Granted.....................................................    6.86      2,952,734
Exercised...................................................    2.37     (4,552,618)
Forfeited/expired...........................................    4.90     (1,547,286)
                                                                ----     ----------
Outstanding at end of period................................    4.39     17,637,142
                                                                ----     ----------
Exercisable at end of period................................    3.92     13,001,439
                                                                ----     ----------

                        SHIRE PHARMACEUTICALS GROUP PLC

24: STOCK INCENTIVE PLANS (CONTINUED)
    The weighted average grant-date fair value of options granted during the year equates to the weighted average exercise price as options are granted at market price.

                                                              WEIGHTED
                                                              AVERAGE
                                                              EXERCISE   NUMBER OF
YEAR ENDED DECEMBER 31, 1998                                  PRICE $      SHARES
----------------------------                                  --------   ----------
Outstanding at beginning of period..........................    2.30     21,002,886
Granted.....................................................    5.51      7,170,801
Exercised...................................................    1.32     (6,628,884)
Forfeited/expired...........................................    4.01       (760,491)
                                                                ----     ----------
Outstanding at end of period................................    3.38     20,784,312
                                                                ----     ----------
Exercisable at end of period................................    2.60      9,505,075
                                                                ----     ----------

                                                              WEIGHTED
                                                              AVERAGE
                                                              EXERCISE   NUMBER OF
YEAR ENDED DECEMBER 31, 1997                                  PRICE $      SHARES
----------------------------                                  --------   ----------
Outstanding at beginning of period..........................    2.89     15,090,452
Granted.....................................................    1.54      8,491,081
Exercised...................................................    1.40     (1,596,314)
Forfeited/expired...........................................    3.25     (1,543,033)
                                                                ----     ----------
Outstanding at end of period................................    2.30     20,442,186
                                                                ----     ----------
Exercisable at end of period................................    1.85     13,269,619
                                                                ----     ----------

    Options outstanding at December 31, 1999 have the following characteristics:

                                                             WEIGHTED                       WEIGHTED
                                              WEIGHTED       AVERAGE                        AVERAGE
      NUMBER OF                                AVERAGE    EXERCISE PRICE    NUMBER OF    EXERCISE PRICE
       OPTIONS               EXERCISE         REMAINING     OF OPTIONS       OPTIONS       OF OPTIONS
     OUTSTANDING              PRICES            LIFE       OUTSTANDING     EXERCISABLE    EXERCISABLE
---------------------   -------------------   ---------   --------------   -----------   --------------
        864,249         $        0.19-$0.83      1.1          $ 0.39          864,249         $0.39
      1,827,786         $        1.21-$1.73      3.5          $ 1.55        1,827,786         $1.55
        932,612         $        2.09-$3.06      3.7          $ 2.82          819,231         $2.83
      5,433,152         $        3.22-$4.38      3.4          $ 3.73        4,206,730         $3.64
      7,225,437         $        5.23-$6.75      5.1          $ 5.66        5,251,537         $5.71
      1,247,650         $        6.77-$7.69      5.9          $ 7.59           25,650         $7.14
        106,256         $       8.27-$11.56      5.2          $10.19            6,256         $8.27
     ----------                                  ---          ------       ----------         -----
     17,637,142                                  4.0          $ 4.39       13,001,439         $3.92
     ----------                                  ---          ------       ----------         -----

                        SHIRE PHARMACEUTICALS GROUP PLC

24: STOCK INCENTIVE PLANS (CONTINUED)
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents summarized unaudited quarterly results for 1999 (in thousands, except per share data):

                                                            FIRST      SECOND     THIRD      FOURTH
                                                            $'000      $'000      $'000      $'000
                                                           --------   --------   --------   --------
Revenues.................................................   95,252     96,107    105,784     104,389
Gross profit.............................................   71,741     76,878     79,381      80,057
Net income/(loss)........................................   10,266      9,409      9,293    (123,966)
Basic net income per share...............................    $0.04      $0.04      $0.04      ($0.49)
                                                            ------     ------    -------    --------
Diluted net income per share.............................    $0.04      $0.04      $0.04      ($0.49)
                                                            ------     ------    -------    --------

SCEHDULE II

                        SHIRE PHARMACEUTICALS GROUP PLC

                       VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                      CHARGED    CHARGED                 BALANCE
                                        BALANCE AT      TO          TO                      AT
                                        BEGINNING    COSTS AND    OTHER                   END OF
                                        OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                                        ----------   ---------   --------   ----------   --------
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectables..........       577         132          --        (144)        565
                                          ------       -----      ------      ------      ------
Allowance for return goods............     9,324       6,892          --      (7,137)      9,079

                                                      CHARGED    CHARGED                 BALANCE
                                        BALANCE AT      TO          TO                      AT
                                        BEGINNING    COSTS AND    OTHER                   END OF
                                        OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                                        ----------   ---------   --------   ----------   --------
YEAR ENDED DECEMBER 31, 1998
Allowance for uncollectables..........       479         432          --        (334)        577
                                          ------       -----      ------      ------      ------
Allowance for return goods............    10,003       6,367        (345)     (6,701)      9,324

                                                      CHARGED    CHARGED                 BALANCE
                                        BALANCE AT      TO          TO                      AT
                                        BEGINNING    COSTS AND    OTHER                   END OF
                                        OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                                        ----------   ---------   --------   ----------   --------
YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectables..........     1,441         158          --      (1,120)        479
                                          ------       -----      ------      ------      ------
Allowance for return goods............    16,536       5,667      (3,000)     (9,200)     10,003

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
                 *3.1   Memorandum and Articles of Association of Shire

                 *4.1   Form of Deposit Agreement among Shire, Morgan Guaranty Trust
                        Company of New York and Holders from time to time of Shire's
                        ADSs

                 *4.2   Form of Ordinary Share certificate

                 *4.3   Form of ADR certificate (included within Exhibit 4.1)

               *+10.1   License Agreement between Shire and Nycomed Pharma AS dated
                        January 14, 1987, as amended

                *10.2   License Agreement between Shire and Nycomed Pharma AS dated
                        May 25, 1992

               *+10.3   Agreement by and between Shire and Nycomed Pharma AS dated
                        September 27, 1993

               *+10.4   Trademark License Agreement between Shire and Nycomed Pharma
                        AS dated October 23, 1995

               *+10.5   License Agreement between Shire and Novartis Parma A.G.
                        dated as of August 31, 1995

               *+10.6   Agreement between Shire and MacFarlan Smith Limited dated
                        June 16, 1997

               *+10.7   Extraction Agreement between Shire and MacFarlan Smith
                        Limited dated June 16, 1997

               *+10.8 License Agreement between Shire and Johnson Matthey plc dated February 2, 1996

               *+10.9   License Agreement between Shire, Johnson Matthey plc and
                        Anormed Inc. dated as of December 15, 1997

              *+10.10 License Agreement between Shire and Johnson Matthey plc dated December 15, 1997

              *+10.11   License Agreement between Shire and Synaptech Inc. dated
                        November 30, 1995

              *+10.12   Agreement between Shire and Janssen Pharmaceutica N.V. dated
                        November 30, 1995

              *+10.13   Global Co-Development, Know-how and Supply Agreement between
                        Shire and Janssen Pharmaceutica N.V. dated November 30, 1995

              *+10.14   Pharmaceutical Formulation License Agreement between Shire and Hyal Pharmaceutical Corporation dated as of March 1,
                        1995

              *+10.15   Development and License Agreement between Shire and
                        NeuroSearch A/S dated February 5, 1998

               *10.16   Agreement and Plan of Merger among Shire and Richwood
                        Pharmaceutical Company, Inc. dated as of August 1, 1997

               *10.17   SHL Scheme

               *10.18   SPC Scheme

               *10.19   Executive Scheme

               *10.20   Sharesave Scheme

               *10.21   Employee Stock Purchase Plan

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
               *10.22   Asset Purchase Agreement among Shire, Shire Supplies U.S.
                        LLC, Arenol Corporation, Richard Vorisek and Robert Jaeder
                        dated as of March 5, 1999

            ***+10.23   Amendment Agreement to Global Co-Development, Know-How and
                        Supply Agreement between Shire and Janssen Pharmaceutica
                        N.V. dated July 22, 1999

             ***10.24   Agreement and Plan of Merger by and among Shire
                        Pharmaceuticals Group plc, Ruby Acquisition Sub Inc. and
                        Roberts Pharmaceutical Corporation dated as of July 26, 1999

             ***10.25   Share Purchase Agreement among Fuisz International Limited,
                        Fuisz Technologies Ltd. and Shire Holdings Europe Limited
                        dated October 22, 1999

              ***21.1   List of subsidiaries

                 23.1   Consent of Arthur Andersen Chartered Accountants

                 23.2   Consent of Ernst & Young LLP

                 23.3   Consent of PricewaterhouseCoopers LLP

                 27.1   Financial Data Schedule

------------------------

* Incorporated by reference to the exhibits to Shire's Registration Statement on Form F-1 (No. 333-8394).

**  Incorporated by reference to Shire's Form 6-K filed on July 26, 1999.

*** Incorporated by reference to Shire's Registration Statement on Form F-4
    (No. 333-90947)

+ Portions of this document, for which Shire has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.