Form 10-K/A
period 1999-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2000-05-01
CIK 936402

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    The purpose of this amendment is to provide the information required by Items 10, 11, 12 and 13 of Part III of this report which the registrant intended to incorporate by reference from the registrant's proxy statement for its annual meeting of shareholders.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE                      POSITION
----                                   --------   ----------------------------------------
Dr. James Cavanaugh..................     63      Non-executive Chairman

Rolf Stahel..........................     55      Chief Executive

Angus Russell........................     43      Group Finance Director

Dr. Wilson Totten....................     44      Group Research and Development Director

Dr. Barry Price......................     56      Senior Non-executive Director

Dr. Bernard Canavan..................     64      Non-executive Director

Dr. Zola Horovitz....................     65      Non-executive Director

Ronald Nordmann......................     58      Non-executive Director

Joseph Smith.........................     61      Non-executive Director

John Spitznagel......................     58      Non-executive Director

    DR. JAMES CAVANAUGH, 63, joined the Board on March 24, 1997 and was appointed as Non-executive Chairman with effect from May 11, 1999.
Dr. Cavanaugh is the President of HealthCare Ventures LLC. Formerly he was President of SmithKline & French Laboratories, the U.S. pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation's clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr. Cavanaugh served as Deputy Assistant to the President of the U.S. for Health Affairs on the White House Staff in Washington, D.C. He is a Non-executive Director of MedImmune, Inc. and Diversa Corporation.

    ROLF STAHEL, 55, joined the Group in March 1994 as Chief Executive from Wellcome plc where he worked for 27 years. From April 1990 until February 1994, he served as Director of Group Marketing reporting to the Chief Executive. A business studies graduate of KSL Lucerne, Switzerland, he attended the 97th Advanced Managers Program at Harvard Business School.

    ANGUS RUSSELL, 43, joined Shire in December 1999 as Group Finance Director, previously he worked for ICI, Zeneca and Astra Zeneca for a total of 19 years. Mr. Russell is a chartered accountant, having qualified with Coopers & Lybrand and is a member of the Association of Corporate Treasurers. His last position was Vice President-Corporate Finance at Astra Zeneca PLC.

    DR. WILSON TOTTEN, 44, joined the Board as Group R&D Director in
January 1999. Dr. Totten is a medical doctor and has wide experience in the pharmaceutical industry covering all phases of drug development. He has substantial experience in the field of CNS disorders. His last position was Vice President of Clinical Research & Development with Astra Charnwood where he served from 1995 to 1997, having previously worked for Fisons Pharmaceuticals from 1989 to 1995, and prior to that with 3M Health Care and Eli Lilly.

    DR. BARRY PRICE, 56, joined the Board on January 24, 1996 having spent
28 years with Glaxo holding a succession of key executive positions with Glaxo Group Research. He is a non-executive Director of Celltech Chiroscience plc and Chairman of Antisoma plc. Dr. Price is Chairman of the Remuneration Committee.

    DR. BERNARD CANAVAN, 64, joined the Board as a non-executive Director in March 1999. Dr. Canavan is a medical doctor. He was employed by American Home Products for over 25 years until he retired in January 1994. He was President of that corporation from 1990 to 1994. Dr. Canavan is Chairman of the Audit Committee.

    DR. ZOLA HOROVITZ, 65, has served as a non-executive Director since December 1999. Dr. Horovitz has been self-employed as a consultant in the biotechnology and pharmaceutical industries since 1994. Previously he held various positions at Squibb Corporation and its successor corporation, Bristol-Myers Squibb & Co., including that of Vice President, Business Development and Planning.

    RONALD NORDMANN, 58, joined as a non-executive director in December 1999 and has been a financial analyst in healthcare equities since 1971. From
September 1994 until January 2000, he was a portfolio manager and partner at Deerfield Management.

    JOSEPH SMITH, 61, has served as a non-executive director since
December 1999. From 1989 to 1997, Mr. Smith served in various positions at Warner-Lambert Company, including President of Park-Davis Pharmaceuticals and President of the Shaving Products Division (Schick and Wilkinson Sword).

    JOHN SPITZNAGEL, 58, joined the Board in December 1999 following service as President and Chief Executive Officer of Roberts since September 1997. He was Executive Vice President-Worldwide Sales and Marketing from March 1996 to September 1997, having served as President of Reed and Carnick Pharmaceuticals from September 1990 until July 1995.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and changes in ownership with the SEC and to furnish copies of these reports to the Company. We were a foreign private issuer for reporting purposes in 1999. As a result, our executive officers, directors and persons who own more than 10% of our equity securities were not required to file such reports with the SEC.

ITEM 11: EXECUTIVE COMPENSATION

    The following table sets forth, for 1999, 1998 and 1997, the compensation of the executive officers of the Company and the former Chief Financial Officer who left the Company during 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                ANNUAL COMPENSATION                ------------
                                   ---------------------------------------------    SECURITIES
                                                                    OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND POSITION                    YEAR      SALARY     BONUS     COMPENSATION     OPTIONS      COMPENSATION
-----------------                  --------   --------   --------   ------------   ------------   ------------
Rolf Stahel......................    1999     $486,000   $195,000           --             --        $69,000(1)
  Chief Executive                    1998     $405,000   $191,000           --             --        $60,000
                                     1997     $277,000   $ 37,000           --             --        $42,000

Angus Russell(2).................    1999     $ 17,000         --           --             --        $ 2,000(3)
  Chief Financial Officer

Wilson Totten(4).................    1999     $230,000   $ 92,000           --             --        $39,000(5)
  Group Research and Development
  Officer

Stephen Stamp (6)................    1999     $261,000   $105,000           --             --        $41,000(7)
  Former Chief Financial Officer     1998     $236,000   $113,000           --             --        $38,000
                                     1997     $172,000   $ 16,000           --             --        $16,000

------------------------

(1) Mr. Stahel's other compensation consists of Company pension contributions and other benefits provided.

(2) Mr. Russell commenced serving the Company as an executive officer on December 13, 1999.

(3) Mr. Russell's other compensation consists of Company pension contributions.

(4) Mr. Totten commenced serving the Company as an executive officer on January 1, 1999.

(5) Mr. Totten's other compensation consists of Company pension contributions.

(6) Mr. Stamp resigned as Chief Financial Officer of the Company on December 13, 1999

(7) Mr. Stamp's other compensation consisted of Company pension contributions and other benefits provided.

    The following table sets forth information with respect to grants of stock options to each of the executive officers during the year ended December 31, 1999.

                             OPTION GRANTS IN 1999

                                                                                       POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED ANNUAL
                           NUMBER OF    PERCENTAGE OF                                  RATES OF STOCK PRICE
                           SECURITIES   TOTAL OPTIONS                                      APPRECIATION
                           UNDERLYING    GRANTED TO     EXERCISE                        FOR OPTION TERM(1)
                            OPTIONS     EMPLOYEES IN      PRICE         EXPIRATION   ------------------------
NAME                        GRANTED      FISCAL 1999    PER SHARE          DATE          5%           10%
----                       ----------   -------------   ---------       ----------   ----------   -----------
Rolf Stahel..............        --             --           --                --          --            --
Angus Russell............     4,181              *       11.645(2)       12/12/09      18,000        57,000
                             45,819              *       11.645(2)       12/12/06      96,000       337,000
Wilson Totten............    25,000              *        7.616(3)       05/11/06     144,000       261,000
Stephen Stamp............        --             --           --                --          --            --

------------------------

*Less than 1%.

(1) The potential realizable value uses the hypothetical rates specified by the Securities and Exchange Commission and is not intended to forecast future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for this valuation as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. In fact, the Company disavows the ability of this or any other valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on the stock options because all models depend on assumptions about the stock's future price movement, which is unknown. The value indicated is a net amount, as the aggregate exercise price, translated at the rate of exchange in place at December 31, 1999, has been deducted from the final appreciated value.

(2) The exercise price was L7.175 per share, and has been translated at the rate of exchange in place at the date of grant.

(3) The exercise price was L4.705 per share, and has been translated at the rate of exchange in place at the date of grant.

    The following table sets forth information with respect to each of the executive officers concerning the value of all exercised and unexercised stock options of such individuals at December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING               VALUE OF UNEXERCISED
                                  SHARES                        UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                 ACQUIRED       VALUE       ---------------------------   ---------------------------
NAME                            ON EXERCISE   REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            -----------   ---------     -----------   -------------   -----------   -------------
Rolf Stahel...................    440,000     3,013,000(1)    882,856         91,775        5,724,00       416,000
Angus Russell.................         --            --            --         50,000              --            --(4)
Wilson Totten.................         --            --            --        175,000              --       691,000
Stephen Stamp.................    160,000     1,088,000(2)    474,284             --       3,596,000            --

------------------------

(1) The value realized by Mr. Stahel on exercise of share options on May 11, 1999 was L1,865,000, which has been translated at the rate of exchange in place at the date of exercise.

(2) The value realized by Mr. Stamp on exercise of share options on April 6, 1999 and May 11, 1999 was L674,000, which has been translated at the rate of exchange in place at the applicable date.

(3) The value of unexercised In-the-Money options is a net amount, as the aggregate exercise price, translated at the rate of exchange in place at December 31, 1999, has been deducted from the unexercised value.

(4) The Company's stock price at December 31, 1999 was lower than the exercise price of Mr. Russell's stock options at that date.

EMPLOYMENT AGREEMENTS

    The Company entered into an employment contract with Rolf Stahel on October 21, 1996 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Mr. Stahel was paid a salary of $486,000 for the year ended December 31, 1999 and is entitled to a discretionary bonus of up to 55% of such salary as determined by the Remuneration Committee on a yearly basis.

    The Company entered into an employment contract with Angus Russell on October 29, 1999 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Mr. Russell was paid a salary of $17,000 for the year ended December 31, 1999 and is entitled to a discretionary bonus of up to 50% of such salary as determined by the Remuneration Committee on a yearly basis. Mr. Russell commenced his employment with the Company on December 13, 1999.

    The Company entered into an employment contract with Wilson Totten on December 30, 1998 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Mr. Totten was paid a salary of $230,000 for the year ended December 31, 1999 and is entitled to a discretionary bonus of up to 50% of such salary as determined by the Remuneration Committee on a yearly basis.

         REPORT OF THE REMUNERATION COMMITTEE ON EXECUTIVE COMPENSATION

REMUNERATION POLICY

    The Remuneration Committee's policy on the remuneration of executive officers is directed at the retention and motivation of executive officers by ensuring that their remuneration is competitive with companies within the sector of emerging pharmaceutical companies, taking into account the interests of the shareholders.

    In developing remuneration policy and fixing remuneration, consideration is given to the salary data of directors of comparable companies of a similar size in industry generally and, more specifically, in the emerging pharmaceuticals sector. The Chief Executive also advises the Remuneration Committee on other executive remuneration and on individual performance. External agencies are also used to advise on levels of remuneration as appropriate. No Director is involved in determining his own remuneration. The procedures and criteria for determining remuneration policy are regularly reviewed by the Remuneration Committee.

ANNUAL BONUSES

    The annual bonuses payable to executive officers are established on the basis of objectives for the Company and personal objectives. They include measurable and quantitative criteria related to financial performance. For the year ended December 31, 1999, these included revenue and earnings targets. The maximum annual bonus for each executive officer for the year ended December 31, 1999, is 40% of salary.

SHARE OPTIONS

    Share options are granted to executive officers as an incentive. The grant of options is wholly discretionary. In granting share options, the Remuneration Committee takes into account the advice and recommendations of the Chief Executive and individual salary levels and positions within the Company.

RETIREMENT BENEFITS

    The Company contributes 10% of salary to the personal pension of the executive officers.

FEES FOR NON-EXECUTIVE DIRECTORS

    The remuneration of each of the non-executive directors was determined by the Board. Dr. Cavanaugh has waived his right to receive his remuneration of L20,000 (approximately $33,000) for 1999.

LONG-TERM INCENTIVE PLAN

    The Long-Term Incentive Plan was adopted at the general meeting on June 30, 1998. Under this plan, the Company may at any time, with the approval of the Remuneration Committee, grant, or request that trustees grant, an award to any full-time employee of any member of the Company.

    An award may be made to any full-time employee (including a Director who is also such an employee) of the Company on the terms set out in the plan and upon such other terms as the Board (or a committee appointed by the Board) may specify, provided that no award may be granted to an employee who is within two years of his or her contractual retirement age.

Barry Price
James Cavanaugh
Bernard Canavan

            REMUNERATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION
                            AND CERTAIN TRANSACTIONS

    The members of the Remuneration Committee in 1999 were Dr. Barry Price,
Dr. James Cavanaugh and Dr. Bernard Canavan, none of which has at any time been an executive officer of the Company. There were no Remuneration Committee interlocks or insider participation in compensation decisions in 1999.

PERFORMANCE GRAPH

    The following graph compares the performance of the Company's Ordinary Shares to the S&P 500 Index and the Nasdaq Biotechnology Index for the dates indicated.

    PERFORMANCE GRAPH APPEARS HERE

    Comparison of Cumulative Total Return of $100 invested on February 14, 1996(1) in Shire Ordinary Shares, the S&P 500 Index and the Nasdaq Biotechnology Index.

                                                             12/31/96   12/31/97   12/31/98   12/31/99
                                                             --------   --------   --------   --------
Shire......................................................    $136       $164       $221       $353
S&P 500 Index..............................................    $113       $148       $188       $224
Nasdaq Biotechology Index..................................    $ 94       $ 94       $136       $274

------------------------

(1) The Company's Ordinary Shares began trading on the London Stock Exchange on February 15, 1996.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Set forth in the following table is the beneficial ownership of Ordinary Shares as of April 1, 2000 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of Ordinary Shares, (ii) all Directors, (iii) each of the Company's executive officers, including the Company's Chief Executive Officer and (iv) all Directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company's Directors and executive officers is that of the Company.

                                                               NUMBER OF ORDINARY     PERCENT OF
                                                                     SHARES           OUTSTANDING
NAME                                                          BENEFICIALLY OWNED(1)     SHARES
----                                                          ---------------------   -----------
Yamanouchi Group Holding, Inc.(2)...........................       15,791,706             6.5%
  4747 Willow Road
  Pleasanton, California 94588-2740
James Cavanaugh(3)..........................................       12,244,810             4.9
Rolf Stahel.................................................          896,683               *
Angus Russell...............................................               --               *
Wilson Totten...............................................               --               *
Barry Price.................................................           31,350               *
Bernard Canavan.............................................            3,000               *
Zola Horovitz...............................................          186,898               *
Ronald Nordmann.............................................          140,808               *
Joseph Smith................................................          203,320               *
John Spitznagel.............................................        1,365,803               *
All Directors and Executive Officers as a Group.............       15,072,672             5.9%

------------------------

*Less than 1%

(1) For purposes of this table, a person or a group of persons is deemed to have "beneficial ownership" as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Based solely on information disclosed in the Schedule 13G filed by Yamanouchi Group Holding, Inc. on January 6, 2000.

(3) Dr. Cavanaugh is the President of HealthCare Ventures LLC, a management company for a number of limited partnerships which have interests in 12,244,810 ordinary shares. Dr. Cavanaugh is also a general partner in these limited partnerships.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In January 1999 the Group divested its Indianapolis manufacturing plant and 30 non-strategic products to Integrity Pharmaceutical Corporation for a total consideration of $1.5 million, together with a royalty on net sales of products over a ten year period. Roger Griggs, who resigned as a Director on December 31, 1998, was at the time of the sale, a controlling shareholder of Integrity Pharmaceutical Corporation.

    In April 1999 Roberts Pharmaceutical Corporation made a loan in the sum of $283,000 to Mr. Spitznagel. The loan is unsecured and bears interest at the rate of 4.15%, per annum. 10% of the principal outstanding plus accrued interest is repayable on each of the first four anniversaries of the loan and the balance of principal plus accrued interest is repayable on the fifth anniversary of the loan. Mr. Spitznagel repaid the full outstanding balance of the loan on March 29, 2000.

    Mr. Spitznagel entered into a consultancy agreement with the Company in December 1999, which provided that:

    i. if he has good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, that the Company will cause Roberts to provide him with the payments and benefits he is entitled to upon a 'good reason' termination;

    ii. Mr. Spitznagel would provide consulting services to the Company for at least 42 months following the merger with Roberts, unless Mr. Spitznagel terminates the consultancy agreement prior to the end of the 42nd month upon 30 days notice; and

    iii. the Company would pay Mr. Spitznagel at the rate of $400,000 per annum for his consulting services, $150,000 per annum as an office holder, $250,000 per annum to comply with certain restrictive covenants contained therein and $150,000 per annum for tax, financial and estate planning advice, life insurance and health insurance.

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

                                                       SHIRE PHARMACEUTICALS GROUP PLC
                                                       (Registrant)

                                                       By:               /s/ ROLF STAHEL
                                                            -----------------------------------------
                                                                           Rolf Stahel
Date: May 1, 2000                                                        CHIEF EXECUTIVE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ JAMES HENRY CAVANAUGH                Non-executive Chairman
     -------------------------------------------                                        May 1, 2000
                James Henry Cavanaugh

                   /s/ ROLF STAHEL                     Chief Executive
     -------------------------------------------                                        May 1, 2000
                     Rolf Stahel

              /s/ ANGUS CHARLES RUSSELL                Group Finance Director
     -------------------------------------------                                        May 1, 2000
                Angus Charles Russell

              /s/ JOSEPH WILSON TOTTEN                 Group Research and Development
     -------------------------------------------         Director                       May 1, 2000
                Joseph Wilson Totten

                /s/ BARRY JOHN PRICE                   Senior Non-executive Director
     -------------------------------------------                                        May 1, 2000
                  Barry John Price

                 /s/ BERNARD CANAVAN                   Non-executive Director
     -------------------------------------------                                        May 1, 2000
                   Bernard Canavan

              /s/ ZOLA PHILIP HOROVITZ                 Non-executive Director
     -------------------------------------------                                        May 1, 2000
                Zola Philip Horovitz

             /s/ RONALD MAURICE NORDMANN               Non-executive Director
     -------------------------------------------                                        May 1, 2000
               Ronald Maurice Nordmann

               /s/ JOSEPH EDWARD SMITH                 Non-executive Director
     -------------------------------------------                                        May 1, 2000
                 Joseph Edward Smith

              /s/ JOHN TETJE SPITZNAGEL                Non-executive Director
     -------------------------------------------                                        May 1, 2000
                John Tetje Spitznagel

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

             ***10.25   Share Purchase Agreement among Fuisz International Limited,
                        Fuisz Technologies Ltd. and Shire Holdings Europe Limited
                        dated October 22, 1999

             ***10.26   Amended and Restated Credit Agreement among Shire, its
                        subsidiaries, various financial institutions and DLJ Capital
                        Funding, Inc. as administrative agent and syndication agent dated as of November 19, 1999

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