Form 10-Q
period 2000-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2000-05-15
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Quarter Ended March 31, 2000

                         Commission File Number: 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

       England and Wales                                    N.A.
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

  East Anton, Andover, Hampshire SP10 5RG
                 England
  (Address of principal executive offices)             (Zip Code)

                                 44 1264 333 455
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

               Class                               Outstanding at May 10, 2000

    Common Stock: Ordinary Shares                          251,809,610

THE "SAFE HARBOR" STATEMENT UNDER SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) AND SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 (AMENDED).

The statements in this form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialisation, the impact of competitive products, patents, and other risks and uncertainties, including those detailed from time to time in periodic reports, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                      CONSOLIDATED BALANCE SHEETS

                                    (In thousands of U.S. dollars, except share and per share data)

                                                                                       March 31,          December 31,
                                                                                            2000                  1999
                                                                                     (Unaudited)
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                 67,307                54,082
Marketable securities and other current asset investments                                 58,020                84,344
Accounts receivable, net                                                                  75,689                59,018
Inventories, net                                                                          39,828                39,538
Deferred tax asset                                                                         5,312                 5,312
Prepaid expenses and other current assets                                                  6,211                 9,012
                                                                                    ------------          ------------
Total current assets                                                                     252,367               251,306

Investments                                                                                2,604                 2,604
Property, plant and equipment, net                                                        38,813                37,484
Intangible assets, net                                                                   550,536               557,934
Deferred tax asset                                                                        31,799                31,799
Other assets                                                                               5,058                 6,636
                                                                                    ------------          ------------
Total assets                                                                             881,177               887,763
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      5,333                 9,608
Accounts and notes payable                                                               106,695               114,509
Other current liabilities                                                                  9,214                48,703
                                                                                    ------------          ------------
Total current liabilities                                                                121,242               172,820

Long-term debt, excluding current instalments                                            128,040               126,314
Other long-term liabilities                                                                  541                 1,345
                                                                                    ------------          ------------
Total liabilities                                                                        249,823               300,479
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorised; and
251,376,841 shares issued and outstanding (1999: 244,519,024)                             20,611                20,063
Additional paid-in capital                                                               883,257               832,650
Accumulated other comprehensive losses                                                   (13,122)              (10,303)
Accumulated deficit                                                                     (259,392)             (255,126)
                                                                                    ------------          ------------
Total shareholders' equity                                                               631,354               587,284
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                               881,177               887,763
                                                                                    ------------          ------------

The accompanying notes are an integral part of these financial statements.

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands of U.S. dollars, except share and per share data)
                                                              (Unaudited)


Three months ended March 31,                                                                   2000                1999
                                                                                       ------------        ------------
Product sales                                                                               113,165              87,756
Licensing and development                                                                     4,910               6,411
Royalties                                                                                       605                 629
Other revenues                                                                                  298                 456
                                                                                       ------------        ------------
Total revenues                                                                              118,978              95,252

Costs and expenses:
Cost of revenues                                                                             20,905              23,511
Research and development                                                                     26,072              16,279
Selling, general and administrative (inclusive of
$23,246 (1999: $4,882) stock option compensation
charge)                                                                                      66,046              40,935
                                                                                       ------------        ------------
Total operating expenses                                                                    113,023              80,725
                                                                                       ------------        ------------
Operating income                                                                              5,955              14,527

Interest income                                                                               1,371               1,613
Interest expense                                                                            (3,405)             (2,558)
Other expenses, net                                                                           (431)                 650
                                                                                       ------------        ------------
Total other expenses                                                                        (2,465)               (295)
                                                                                       ------------        ------------
Income before income taxes                                                                    3,490              14,232

Income taxes                                                                                (7,756)             (3,966)
                                                                                       ------------        ------------
Net (loss)/income                                                                           (4,266)              10,266
                                                                                       ------------        ------------

Net (loss)/income per share:
Basic                                                                                       $(0.02)               $0.04
Diluted                                                                                     $(0.02)               $0.04

Weighted average number of shares:
Basic                                                                                   246,672,276         240,438,985
Diluted                                                                                 246,672,276         247,390,800

The results for the three months ended March 31, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

The accompanying notes are an integral part of these financial statements.

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (In thousands of U.S. dollars)
                                                              (Unaudited)

Three months ended March 31,                                                                 2000              1999
                                                                                       ----------        ----------
Net cash (used in)/provided by operating activities                                      (35,763)            24,383
                                                                                       ----------        ----------
Cash flows from investing activities:
Redemption of/(investment in) marketable securities                                        31,687          (16,509)
Increase in cash placed on short-term deposit                                             (5,363)          (25,751)
Expenses of acquisition of subsidiaries                                                     (212)                 -
Purchase of intangible assets                                                                   -           (5,474)
Purchase of fixed assets                                                                  (1,935)             (863)
Proceeds from sale of intangible fixed assets                                                   -               166
Proceeds from sale of fixed assets                                                              -             1,304
Collection on notes receivable                                                                520             2,490
                                                                                       ----------        ----------
Net cash provided by/(used in) investing activities                                        24,697          (44,637)
                                                                                       ----------        ----------

Cash flows from financing activities:
Payments on long term debt, capital leases and notes                                      (2,549)           (7,634)
Proceeds from issue of common stock                                                         3,033             1,231
Payments of stock issuance costs                                                          (3,385)                 -
Proceeds from exercise of options                                                          27,192             1,341
                                                                                       ----------        ----------
Net cash provided by/(used in) financing activities                                        24,291           (5,062)
                                                                                       ----------        ----------
Effect of foreign exchange rate changes on cash and cash equivalents
                                                                                                -              (37)
                                                                                       ----------        ----------
Net increase/(decrease) in cash and cash equivalents                                       13,225          (25,353)
Cash and cash equivalents at beginning of period                                           54,082            52,973
                                                                                       ----------        ----------
Cash and cash equivalents at end of period                                                 67,307            27,620
                                                                                       ----------        ----------

The results for the three months ended March 31, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

The accompanying notes are an integral part of these financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                         (In thousands of U.S. dollars)
                                   (Unaudited)


Three months ended March 31,                             2000          1999
                                                  ------------ ------------
Net (loss)/income                                     (4,266)        10,266
Foreign currency translation adjustments              (2,819)       (7,934)
                                                  ------------ ------------
Comprehensive (loss)/income                           (7,085)         2,332
                                                  ------------ ------------

There are no tax effects related to the items included above.

The results for the three months ended March 31, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

a)   Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc is an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, oncology and gastroenterology. The Company's principal products include Adderall, for the treatment of Attention Deficit Hyperactivity Disorder, and Pentasa, for the treatment of ulcerative colitis.

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

b)   New Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement defers for one year the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the future impact of this statement on its consolidated financial statements.

c)   Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 1999 and notes thereto.

2.   Inventory

Inventory consists of:

                                            March 31,         December 31,
                                                 2000                 1999
                                       --------------       --------------
Finished goods                                 27,720               26,573
Work-in-process                                 6,008                6,389
Raw materials                                   6,100                6,576
                                       --------------       --------------
                                               39,828               39,538
                                       --------------       --------------

3.   Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business, based on the way in which the business is managed and controlled. Shire's principal reporting segments are geographic, each being managed and monitored separately and serving different markets. The Company evaluates performance based on operating income.


Three months ended March 31, 2000                                                            Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               93,102           15,243            4,820            113,165
Licensing and development                                    1,376            3,534                -              4,910
Royalties                                                       44              561                -                605
Other revenues                                                   3                -              295                298
                                                        ----------       ----------       ----------         ----------
Total revenues                                              94,525           19,338            5,115            118,978
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            12,955            5,730            2,220             20,905
Research and development                                    17,247            8,808               17             26,072
Selling, general and administrative                         26,138           37,795            2,113             66,046
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    56,340           52,333            4,350            113,023
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     38,185          (32,995)             765              5,955
                                                        ----------       ----------       ----------         ----------


Three months ended March 31, 1999                                                            Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               71,438           12,464            3,854             87,756
Licensing and development                                    1,097            5,314                -              6,411
Royalties                                                        -              629                -                629
Other revenues                                                 188                -              268                456
                                                        ----------       ----------       ----------         ----------
Total revenues                                              72,723           18,407            4,122             95,252

Cost of revenues                                            13,979            5,045            4,487             23,511
Research and development                                     7,422            8,847               10             16,279
Selling, general and administrative                         23,909           15,412            1,614             40,935
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    45,310           29,304            6,111             80,725
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     27,413          (10,897)          (1,989)            14,527
                                                        ----------       ----------       ----------         ----------

4.   Net (loss)/income per share

Basic net (loss)/income per share is based upon the net (loss)/income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss)/ income per share is based upon income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted net
(loss)/income per share:

Three months ended March 31,                                                                        2000                 1999
                                                                                                   $'000                $'000
                                                                                        ----------------     ----------------

Net (loss)/ income available for common shareholders                                             (4,266)               10,266
                                                                                        ----------------     ----------------

Weighted average shares:                                                                   No. of shares        No. of shares

Basic  - weighted average shares                                                             246,672,276          240,438,985
Effect of dilutive stock options                                                                       -            6,951,815
                                                                                        ----------------     ----------------
Diluted - weighted average shares                                                            246,672,276          247,390,800
                                                                                        ----------------     ----------------

Basic net (loss)/income per share                                                                $(0.02)                $0.04
                                                                                        ----------------     ----------------
Diluted net (loss)/income per share                                                              $(0.02)                $0.04
                                                                                        ----------------     ----------------

The calculation of weighted average number of shares for the three months ended March 31, 2000 does not include potentially dilutive securities, stock options and convertible debt, because their inclusion would be anti-dilutive in a loss making period.

The number of dilutive stock options excluded from the calculation for the three months ended March 31, 2000 was 12,629,355.


5.   Restructuring

As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 for employee termination and $5.7 of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

In December 1999, the decision was made to close the Roberts' office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing Shire facility in Florence, Kentucky and to transfer the research and development activities to Shire's facility in Rockville, Maryland. Similarly, Roberts' sales and marketing operations in the U.K. were combined with Shire's established operation in Andover, Hampshire.

As a result of the restructuring and elimination of duplicate facilities, a total of 147 employees will be terminated. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000. Through May 11, 2000 substantially all of the planned terminations were complete. It is anticipated that the remaining nine employees will be terminated within the next three months.

During the first quarter of 2000 the Company utilized $32.8 million of the restructuring reserve. This was primarily related to payments for severence as a result of the closure of the duplicate facilities and pension contributions.

As of March 31, 2000 the Company had a combined reserve balance of $10.8 million. Management is satisfied that the restructure programme is progressing as planned and expects that substantially all amounts related to the above activities will be expended by the end of the second quarter of 2000.

6.   Consolidated statement of changes in shareholders' equity

Movements in shareholders' equity for the three months ended March 31, 2000 are as follows:

                                                                                           Accumu-
                                    Common        Common      Additional     Accumu-     lated other       Total
                                     Stock        Stock        paid-in        lated      comprehen-      sharehold-
                                    Amount      No. Shares     capital       deficit     sive losses     ers' equity
                                  -------------------------- ------------- ------------- ------------- -------------
As at January 1, 2000                  20,063       244,519       832,650     (255,126)      (10,303)       587,284
Net loss                                    -             -             -       (4,266)             -       (4,266)
Foreign currency translation                -             -             -             -       (2,819)       (2,819)
Issuance of common stock on
conversion of debt                         43           533         2,990             -             -         3,033
Options exercised                         505         6,325        26,687                           -        27,192
Issuance costs                                            -       (3,385)                           -       (3,385)
Stock option compensation                   -             -        23,246             -             -        23,246
Tax benefit associated with
exercise of stock options                   -             -         1,069             -             -         1,069
                                  -------------------------- ------------- ------------- ------------- -------------
As at March 31, 2000                   20,611       251,377       883,257     (259,392)      (13,122)       631,354
                                  -------------------------- ------------- ------------- ------------- -------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview of financial results

Group revenues for the three months ended March 31, 2000 increased by 25 per cent to $119.0 million as compared to the three months ended March 31, 1999. The increase was primarily the result of an increase in product sales. The Group recorded a net loss of $4.3 million (1999: net income of $10.3 million).

Sales and marketing

Product sales represented 95 per cent of total revenues at $113.2 million, an increase of 29 per cent over 1999 product sales of $87.8 million. Product sales in the U.S. continue to represent a significant percentage of worldwide sales, increasing from 81 per cent in the three months ended March 31, 1999 to 82 per cent in the three months ended March 31, 2000.

Product sales by segment                        3 months to       3 months to
                                             March 31, 2000         March 31,
                                                                         1999         % change
                                                         $m                $m
United States                                          93.1              71.4             30.4
Europe                                                 15.3              12.5             22.4
Rest of World                                           4.8               3.9             23.1
                                               ------------      ------------
Total product sales                                   113.2              87.8             29.0
                                               ------------      ------------


First quarter sales of Adderall and DextroStat, products marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $56.9 million, representing growth of 70 per cent over quarter one 1999. Shire had gained 32.8 per cent of prescriptions written for ADHD in the US compared to
22.1 per cent at March 31, 1999 and 30.5 per cent at December 31, 1999.

Sales of Agrylin, the only U.S. product licensed for the treatment of essential thrombocythemia, continued to grow strongly, reaching $11.0 million, a 113 per cent increase over quarter one 1999 sales of $5.2 million. Shire achieved a script share of 14.3 per cent at March 31, 2000 of the total U.S. Agrylin market, including Hydrea and generic hydroxyurea, compared to 10.0 per cent at March 31, 1999.

Sales of Pentasa, licensed for the treatment of ulcerative colitis, at $10.3 million, were 31 per cent lower than the comparable period last year, when sales were higher due to wholesaler stockbuilding. Prescriptions for Pentasa increased by 10.5 per cent during the quarter and reached a market share of 18.0 per cent of the U.S. oral mesalamine market at March 31, 2000 compared to 17.6 per cent at March 31, 1999.

Carbatrol recorded sales growth of 115 per cent from sales of $2.6 million in the three months ended March 31, 1999 to $5.6 million in the three months ended March 31, 2000. This translates to 26 per cent of the US extended release carbamazepine prescription market at the end of March 2000, compared to 12.4 per cent at March 31, 1999.

Sales of Shire's lead UK product, the Calcichew range, were maintained at $4.0 million, with a UK prescription calcium market share of 71 per cent at the end of February 2000.

Licensing

Licensing and development fees in the three months ended March 31, 2000 decreased by 23 per cent to $4.9 million compared to $6.4 million in the three months ended March 31, 1999. These results reflect the variability of this income quarter on quarter, based as they are on milestone payments and the development status of relevant projects, in particular Reminyl. Royalties were flat at $0.6 million (1999: $0.6 million).

Cost of sales and operating expenses

Gross margin on product sales increased from 73 per cent in the three months ended March 31, 1999 to 82 per cent in the three months ended March 31, 2000. This is due to the faster growth rate of the higher margin products, particularly Adderall and Agrylin, which contributed a higher proportion of sales in the first quarter of 2000 over the same period last year. As a result, cost of sales decreased by 11 per cent to $20.9 million (1999: $23.5 million).

R&D expenditure increased by 60 per cent to $26.1 million (1999: $16.3 million). This rise reflects the increased costs associated with the significant proportion of projects at Phase II or later where development costs tend to be higher, together with the upfront payment for the in-licensing of SPD 421 mentioned below. R&D expenditure in first quarter 2000 represents 22 per cent of revenues compared to 17 per cent in first quarter 1999.

Selling, general and administrative expenses increased by 61 per cent to $66.0 million (1999: $40.9 million). A significant component of selling, general and administrative expenses is the Company's stock option compensation charge under APB 25. The APB 25 charge in the quarter was $23.2 million compared to $4.9 million in 1999. This increase is primarily due to the 66 per cent increase in the share price between December 31, 1999 and February 29, 2000, being the date upon which the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive share option scheme so as to remove substantially, the impact of the charges from March 1, 2000 onwards.

Other factors contributing to the increase in selling, general and administrative expenses are a 35 per cent growth in the U.S. sales force between March 1999 and March 2000 and a 21 per cent increase in depreciation and amortization to $7.6 million (1999: $6.3 million). The increase in the amortization reflects the charge on those intangibles acquired since quarter two of 1999. The relevant acquisitions include the European sales and marketing subsidiaries purchased from Fuisz, the buy out of the Agrylin royalties and the acquisition of U.S. marketing rights for Fareston.

Income taxes

For the three months ended March 31, 2000 income taxes increased $3.8 million from $4.0 million to $7.8 million. The Company's effective tax rate before the stock compensation charge of $23.2 million was 29 per cent for the three months ended March 31, 2000 (Q1 1999: 21 per cent). The Company has recorded net deferred tax assets of approximately $37 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.


Liquidity and Financial Condition

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

At March 31, 2000, the Company had net debt as follows:

Selected data:                                                            March 31,         December 31,
                                                                               2000                 1999
                                                                                 $m                   $m
                                                                     --------------       --------------
Cash and cash equivalents                                                      67.3                 54.1
Marketable securities and other current asset investments                      58.0                 84.3
Debt                                                                        (133.4)              (135.9)
                                                                     --------------       --------------
Net (debt)/cash                                                               (8.1)                  2.5
                                                                     --------------       --------------

Net cash used in operating activities in the three months ended March 31, 2000 was $35.8 compared to $24.4 million cash provided by operating activities in the three months to March 31, 1999. Cash payments in respect of restructuring and merger related expenses following the acquisition of Roberts Pharmaceutical Corporation in December 1999 are a major contributor to the outflow.

Investing activities provided $24.7 million, which mainly comprised $31.7 million on redemption of marketable securities, offset by $5.4 million of cash placed on short-term deposit and $2.1 million of capital expenditure.

Financing activities provided $24.3 million, including net proceeds from the issue of common stock of $26.8 million, offset by repayments of debt totalling $2.5 million.

Capital expenditure

Capital expenditure on tangible fixed assets of $1.9 million in the three months to March 31, 2000 primarily related to the upgrade of computer hardware.


Other matters

Restructuring

As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 for employee termination and $5.7 of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

In December 1999, the decision was made to close the Roberts' office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing Shire facility in Florence, Kentucky and to transfer the research and development activities to Shire's facility in Rockville, Maryland. Similarly, Roberts' sales and marketing operations in the U.K. were combined with Shire's established operation in Andover, Hampshire.

As a result of the restructuring and elimination of duplicate facilities, a total of 147 employees will be terminated. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000. Through May 11, 2000 substantially all of the planned terminations were complete. It is anticipated that the remaining nine employees will be terminated within the next three months.

During the first quarter of 2000 the Company utilized $32.8 million of the restructuring reserve. This was primarily related to payments for severance as a result of the closure of the duplicate facilities and pension contributions. As of March 31, 2000 the Company had a combined reserve balance of $10.8 million. Management expects that substantially all amounts related to the above activities will be expended by the end of the second quarter of 2000.

The merger integration process with Roberts has moved ahead quickly as planned and will be substantially completed during the second quarter of 2000. Cost savings of approximately $4 million in the three months ended 31 March , 2000 arose mainly from savings in selling, marketing and general overheads. It is expected that further benefits will arise in the second half of the year, following the closure of the sites in Eatontown, New Jersey and Guildford, U.K.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company's market risk exposure since December 31, 1999. The Company's Annual Report on Form 10-K for the year ended December 31, 1999 contains a detailed discussion of the Company's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a defendant in approximately 3,600 lawsuits, in both federal and state courts, which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. If we are found liable in some or all of these lawsuits for damages in excess of its assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. In 136 of these suits, the plaintiffs have specifically alleged in the complaint or subsequent discovery that they used Oby-Cap or Oby-Trim, phentermine products produced by us. The lawsuits generally allege the following claims:

o the defendants marketed phentermine and the other products for the treatment of obesity and misled users about the products and the dangers associated with them;

o the defendants failed to adequately test phentermine individually and when taken in combination with the other drugs; and

o the defendants knew or should have known about the negative effects of the drug and should have informed the public about such risks and/or failed to provide appropriate warning labels.

We became involved with phentermine through the acquisition of certain assets of Rexar Pharmaceutical Corp. in January 1994. In addition to liability as a result of its own production of Oby-Cap, plaintiffs may seek to impose liability on us as a successor to Rexar. Class certification has been sought for certain of the claims made against us and the other defendants. In addition, pending federal lawsuits have been consolidated as a multidistrict litigation in the Eastern District of Pennysylvania.

We intend to vigorously defend all lawsuits and pursue all available reasonable defenses. Legal expenses have thus far been paid by the insurers of our supplier, Eon Labs Manufacturing Inc. Through approximately March 2000, Eon and its distributors, including us, had exhausted approximately $39 million in insurance proceeds defending the lawsuits. As of March 2000, additional insurance was available to us and the other Eon distributors through Eon's carriers in the amount of approximately $12 million in the aggregate. In addition, we have our own insurance up to a maximum of $3 million for lawsuits filed in the period to April 28, 1998, an unlimited indemnity given by Eon and a limited indemnity from the former shareholders of Shire Richwood Inc. ("SRI") given at the time of our acquisition of SRI. We have already spent a substantial amount of resources in managing these lawsuits and will continue to do so.

Through April 2000, we were named as a defendant in approximately 3,600 lawsuits and had been dismissed from approximately 500 of these cases. There are approximately 2,400 additional cases pending dismissal as of April 25, 2000. In only 136 cases pending was it alleged in the complaint or subsequent discovery that the plaintiff had used our particular product and we have been dismissed from 30 of these cases as well.

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a description of certain other legal proceedings to which the Company is a party.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule - March 31, 2000

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated February 29, 2000, entitled "Shire's Revenues up 30%; Operating Profit (before exceptionals) up 154% - Shire Pharmaceuticals Group plc announces results for the twelve months ended December 31, 1999)."



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)



Date:    May 12, 2000               By:     Angus C Russell
                                            Group Finance Director


Date:    May 12, 2000               By:     Rolf Stahel
                                            Chief Executive




EXHIBIT INDEX

Exhibit No.       Exhibit

(27)     Financial Data Schedule - March 31, 2000