Form 10-Q
period 2000-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2000-08-11
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Quarter Ended June 30, 2000

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

                                                                Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

            Class                       Outstanding at August 9, 2000

Common Stock: Ordinary Shares                    255,119,476

THE "SAFE HARBOR" STATEMENT UNDER SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                      CONSOLIDATED BALANCE SHEETS

                                    (In thousands of U.S. dollars, except share and per share data)

                                                                                        June 30,          December 31,
                                                                                            2000                  1999
                                                                                     (Unaudited)
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                 89,443                54,082
Marketable securities and other current asset investments                                 62,402                84,344
Accounts receivable, net                                                                  82,455                59,018
Inventories, net                                                                          39,763                39,538
Deferred tax asset                                                                        11,484                 5,312
Prepaid expenses and other current assets                                                 17,033                 9,012
                                                                                    ------------          ------------
Total current assets                                                                     302,580               251,306

Investments                                                                                3,452                 2,604
Property, plant and equipment, net                                                        29,158                37,484
Intangible assets, net                                                                   545,682               557,934
Deferred tax asset                                                                        23,841                31,799
Other assets                                                                               3,124                 6,636
                                                                                    ------------          ------------
Total assets                                                                             907,837               887,763
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      5,392                 9,608
Accounts and notes payable                                                                96,544               114,509
Other current liabilities                                                                 18,841                48,703
                                                                                    ------------          ------------
Total current liabilities                                                                120,777               172,820

Long-term debt, excluding current instalments                                            128,113               126,314
Other long-term liabilities                                                                  522                 1,345
                                                                                    ------------          ------------
Total liabilities                                                                        249,412               300,479
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorised; and
254,205,361 shares issued and outstanding (1999: 244,519,024)                             20,826                20,063

Additional paid-in capital                                                               905,422               832,650
Accumulated other comprehensive losses                                                  (27,802)              (10,303)
Accumulated deficit                                                                    (240,021)             (255,126)
                                                                                    ------------          ------------
Total shareholders' equity                                                               658,425               587,284
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                               907,837               887,763
                                                                                    ------------          ------------

The accompanying notes are an integral part of these financial statements.


                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands of U.S. dollars, except share and per share data)
                                                              (Unaudited)


                                                      3 months to    3 months to       6 months to      6 months to
                                                    June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                                    -------------    -------------     -------------    -------------
Product sales                                             117,947           93,099         231,111           180,855
Licensing and development                                   4,371            1,336           9,281             7,747
Royalties                                                   1,318            1,141           1,923             1,770
Other revenues                                                176              531             475               987
                                                     ------------     ------------    ------------      ------------
Total revenues                                            123,812           96,107         242,790           191,359

Costs and expenses:
Cost of sales                                              20,680           19,229          41,585            42,740
Research and development                                   28,602           15,369          54,674            31,648
Selling, general and administrative (inclusive
of stock option compensation charge of $236,
$2,175, $23,482 and $7,057 respectively)                   47,439           42,114         113,485            83,049
                                                     ------------     ------------    ------------      ------------
Total operating expenses                                   96,721           76,712         209,744           157,437
                                                     ------------     ------------    ------------      ------------
Operating income                                           27,091           19,395          33,046            33,922

Interest income                                             1,767            2,001           3,138             3,614
Interest expense                                          (2,928)          (2,335)         (6,333)           (4,893)
Other income/(expense), net                                   878            (522)             447               128
                                                     ------------     ------------    ------------      ------------
Total other expenses                                        (283)            (856)         (2,748)           (1,151)
                                                      -----------      -----------    ------------      ------------
Income before income taxes                                 26,808           18,539          30,298            32,771

Income taxes                                              (7,437)          (9,130)        (15,193)          (13,096)
                                                     ------------     ------------    ------------      ------------
Net income                                                 19,371            9,409          15,105            19,675
                                                     ------------     ------------    ------------      ------------

Net income per share:
Basic                                                       $0.08            $0.04           $0.06             $0.08
Diluted                                                     $0.07            $0.04           $0.06             $0.08

Weighted average number of shares:
Basic                                                 251,924,794      242,149,929     249,282,994       241,299,183
Diluted                                               262,200,813      248,264,519     257,686,354       248,179,621

The results for the three months and six months ended June 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

The accompanying notes are an integral part of these financial statements.


                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (In thousands of U.S. dollars)
                                                              (Unaudited)

                                                                                      6 months to       6 months to
                                                                                    June 30, 2000     June 30, 1999
                                                                                       ----------        ----------
Net cash (used in)/provided by operating activities                                      (15,574)            41,573
                                                                                       ----------        ----------
Cash flows from investing activities:
Redemption of marketable securities, net                                                   43,970             4,642
Increase in cash placed on short-term deposit                                            (22,029)          (38,876)
Purchase of long term investment                                                            (837)                 -
Expenses of acquisition of subsidiaries                                                     (657)                 -
Purchase of intangible assets                                                            (11,836)          (40,474)
Purchase of fixed assets                                                                  (4,220)           (2,268)
Proceeds from sale of intangible fixed assets                                                   -               166
Proceeds from sale of fixed assets                                                         10,265             1,304
Collection on notes receivable                                                                748             4,623
                                                                                       ----------        ----------
Net cash provided by/(used in) investing activities                                        15,404          (70,883)
                                                                                       ----------        ----------

Cash flows from financing activities:
Payments on long term debt, capital leases and notes                                      (2,417)           (8,041)
Proceeds from issue of common stock                                                         5,427             3,654
Payment of stock issuance costs                                                           (3,385)                 -
Proceeds from exercise of options                                                          38,178             2,920
                                                                                       ----------        ----------
Net cash provided by/(used in) financing activities                                        37,803           (1,467)
                                                                                       ----------        ----------
Effect of foreign exchange rate changes on cash and cash equivalents

                                                                                          (2,272)             (249)
                                                                                       ----------        ----------
Net increase/(decrease) in cash and cash equivalents                                       35,361          (31,026)
Cash and cash equivalents at beginning of period                                           54,082            52,973
                                                                                       ----------        ----------
Cash and cash equivalents at end of period                                                 89,443            21,947
                                                                                       ----------        ----------

The results for the six months ended June 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business
Combinations.

The accompanying notes are an integral part of these financial statements.


                                                    SHIRE PHARMACEUTICALS GROUP PLC


                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                    (In thousands of U.S. dollars)
                                                              (Unaudited)


                                                                3 months to   3 months to   6 months to     6 months
                                                                   June 30,      June 30,      June 30,      to June
                                                                       2000          1999          2000     30, 1999
                                                               ------------  ------------  ------------  ------------
Net income                                                           19,371         9,409        15,105       19,675
Foreign currency translation adjustments                           (14,680)       (5,893)      (17,499)     (13,827)
                                                               ------------  ------------  ------------  ------------
Comprehensive income/(loss)                                           4,691         3,516       (2,394)        5,848
                                                               ------------  ------------  ------------  ------------

There are no tax effects related to the items included above.

The results for the three months and six months ended June 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc is an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, oncology and gastroenterology. The Company's principal products include Adderall, for the treatment of Attention Deficit Hyperactivity Disorder, Agrylin, for the treatment of thrombocythemia, and Pentasa, for the treatment of ulcerative colitis.

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

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends SFAS 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by the company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures. The Company has not yet determined the future impact of SFAS 133 and SFAS 138 on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Group is a calendar year-end company, this would be the quarter ending December 31, 2000. The group believes that its policies in regards to the recognition of revenues are in compliance with the guidance of SAB 101 and does not expect that the adoption of this standard will have any material effects on its results of operations, cash flows of financial position.

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

2.   Inventory

Inventory consists of:

                                     June 30,         December 31,
                                         2000                 1999
                               --------------       --------------
Finished goods                         22,022               26,573
Work-in-process                         6,685                6,389
Raw materials                          11,056                6,576
                               --------------       --------------
                                       39,763               39,538
                               --------------       --------------


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


Three months ended June 30, 2000                                                             Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               96,449           15,108            6,390            117,947
Licensing and development                                      614            3,757                -              4,371
Royalties                                                       85            1,233                -              1,318
Other revenues                                                   9                -              167                176
                                                        ----------       ----------       ----------         ----------
Total revenues                                              97,157           20,098            6,557            123,812
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            12,483            5,662            2,535             20,680
Research and development                                    19,536            9,040               26             28,602
Selling, general and administrative                         32,718           13,156            1,565             47,439
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    64,737           27,858            4,126             96,721
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     32,420          (7,760)            2,431             27,091
                                                        ----------       ----------       ----------         ----------

Three months ended June 30, 1999                                                             Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               76,606           12,683            3,810             93,099
Licensing and development                                        -            1,336                -              1,336
Royalties                                                        -            1,141                -              1,141
Other revenues                                                   -                               531                531
                                                        ----------       ----------       ----------         ----------
Total revenues                                              76,606           15,160            4,341             96,107

Cost of revenues                                             9,922            4,906            4,401             19,229
Research and development                                     9,369            5,988               12             15,369
Selling, general and administrative                         31,332            9,288            1,494             42,114
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    50,623           20,182            5,907             76,712
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     25,983          (5,022)          (1,566)             19,395
                                                        ----------       ----------       ----------         ----------


Six months ended June 30, 2000                                                               Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              189,550           30,351           11,210            231,111
Licensing and development                                    1,990            7,291                -              9,281
Royalties                                                      129            1,794                -              1,923
Other revenues                                                  13                -              462                475
                                                        ----------       ----------       ----------         ----------
Total revenues                                             191,682           39,436           11,672            242,790
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            25,437           11,393            4,755             41,585
Research and development                                    36,784           17,847               43             54,674
Selling, general and administrative                         58,858           50,949            3,678            113,485
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                   121,079           80,189            8,476            209,744
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     70,603         (40,753)            3,196             33,046
                                                        ----------       ----------       ----------         ----------

Six months ended June 30, 1999                                                               Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              148,044           25,147            7,664            180,855
Licensing and development                                    1,097            6,650                -              7,747
Royalties                                                        -            1,770                -              1,770
Other revenues                                                 188                -              799                987
                                                        ----------       ----------       ----------         ----------
Total revenues                                             149,329           33,567            8,463            191,359

Cost of revenues                                            23,901            9,951            8,888             42,740
Research and development                                    16,791           14,835               22             31,648
Selling, general and administrative                         55,377           24,700            2,972             83,049
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    96,069           49,486           11,882            157,437
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     53,260         (15,919)          (3,419)             33,922
                                                        ----------       ----------       ----------         ----------


4.  Net income per share

Basic net income per share is based upon the net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.



The following table sets forth the computation of basic and diluted net income per share:

                                         3 months to        3 months to         6 months to         6 months to
                                           June 30,           June 30,            June 30,            June 30,
                                             2000              1999                2000                 1999
                                    ----------------   ----------------    ----------------    ----------------

Numerator for basic
  net income per share                        19,371              9,409              15,105              19,675
Interest charged on convertible
  debt                                           102                  -                   -                   -
                                    ----------------   ----------------    ----------------    ----------------
Numerator for diluted net
income per share                              19,473              9,409              15,105              19,675
                                    ----------------   ----------------    ----------------    ----------------

Weighted average shares:               No. of shares      No. of shares       No. of shares       No. of shares

Basic  - weighted
  average shares                         251,924,794        242,149,929         249,282,994         241,299,183
Effect of dilutive
  stock options                            8,645,500          6,114,590           8,403,360           6,880,438
Convertible debt                           1,630,519                  -                   -                   -
                                    ----------------   ----------------    ----------------    ----------------
Diluted - weighted
  average shares                         262,200,813        248,264,519         257,686,354         248,179,621
                                    ----------------   ----------------    ----------------    ----------------

Basic net income per share                     $0.08              $0.04               $0.06               $0.08
                                    ----------------   ----------------    ----------------    ----------------
Diluted net income per share                   $0.07              $0.04               $0.06               $0.08
                                    ----------------   ----------------    ----------------    ----------------

The calculation of diluted net income per share for the six months ended June 30, 2000 excludes the effects of convertible debt securities issued by the Company. These securities have been excluded from the diluted net income per share because they have an antidilutive effect on the calculation, resulting from the inclusion of the assumed interest savings associated with the repayment of the related debt as a component of net income available for common shareholders. These securities convert into 1,630,519 shares of common stock.

5.   Restructuring

As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 million for employee termination and $5.7 million of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

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

As part of the restructuring and elimination of duplicate facilities, the Company identified a total of 147 employees to be terminated. As of June 30, 2000 all of the planned terminations were completed. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000.

During the first quarter of 2000, the Company utilized $32.8 million of the restructuring reserve. This was primarily related to payments for severance as a result of the closure of the duplicate facilities and pension contributions.

During the second quarter of 2000, the Company utilized a further $2.8 million of the restructuring reserve. This was in respect of employee termination costs and property related expenses.

As of June 30, 2000 the Company had a combined reserve balance of $8.0 million, of which $6.3 million comprised excise taxes. Management is satisfied that the restructure programme is progressing as planned. Cost savings of approximately $4.0 million and $6.0 million arose in the first and second quarters of the year respectively, and it is anticipated that further benefits will arise in the second half of the year.

6.       Consolidated statement of changes in shareholders' equity

Movements in shareholders' equity for the six months ended June 30, 2000 are as follows:

                                                                                          Accumu-
                                    Common        Common      Additional    Accumu-      lated other       Total
                                     Stock        Stock        paid-in       lated       comprehen-     shareholders'
                                    Amount      No. Shares     capital      deficit      sive losses       equity
                                  ------------  ------------ ------------- ------------- ------------- -------------
As at January 1, 2000                  20,063       244,519       832,650     (255,126)      (10,303)       587,284
Net income                                  -             -             -        15,105             -        15,105
Foreign currency translation                -             -             -             -      (17,499)      (17,499)
Issuance of new shares                     55           694         5,372             -             -         5,427
Options exercised                         708         8,992        37,470             -             -        38,178
Issuance costs                              -             -       (3,385)             -             -       (3,385)
Stock option compensation                   -             -        23,484             -             -        23,484
Tax benefit associated with                 -             -         9,831             -             -         9,831
exercise of stock options
                                  -------------  ----------- ------------- ------------- ------------- -------------
As at June 30, 2000                    20,826       254,205       905,422     (240,021)      (27,802)       658,425
                                  -------------  ----------- ------------- ------------- ------------- -------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended June 30, 2000, as compared with those for the three months ended June 30, 1999

Overview of financial results

Group revenues for the three months ended June 30, 2000 increased by 29 per cent to $123.8 million as compared to the three months ended June 30, 1999, primarily the result of a $24.8 million increase in product sales. The Group recorded second quarter net income of $19.4 million (1999: $9.4 million).

Sales and marketing

Product sales represented 95 per cent of total revenues at $117.9 million, an increase of 27 per cent over quarter two 1999 product sales of $93.1 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 82% in the three months ended June 30, 2000.

Product sales by segment      3 months to     3 months to
                            June 30, 2000   June 30, 1999        % change
                                    $'000           $'000

United States                      96,449          76,606            25.9
Europe                             15,108          12,683            19.1
Rest of World                       6,390           3,810            67.7
                             ------------    ------------    ------------
Total product sales               117,947          93,099            26.7
                             ------------    ------------    ------------


Second quarter sales of Adderall and DextroStat, products marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $46.2 million, representing growth of 46 per cent over the second quarter of 1999. Shire had gained 35.7 per cent of prescriptions written for ADHD in the US compared to 25.1 per cent at June 30, 1999. Adderall is now the brand leader in the US market for ADHD.

Sales of Agrylin, the only U.S. product licensed for the treatment of essential thrombocythemia were $18.5 million, a 3 per cent decrease over quarter two 1999 sales of $19.2 million. Sales in quarter two 1999 were exceptionally high due to wholesaler stock building in anticipation of a 7 per cent price increase in July 1999. Shire achieved a script share of 16.7 per cent at June 30, 2000 of the total U.S. Agrylin market, including Hydrea and generic hydroxyurea, compared to
10.2 per cent at June 30, 1999.

Sales of Pentasa, licensed for the treatment of ulcerative colitis, at $13.2 million, were 54 per cent higher than the comparable period last year. Prescriptions for Pentasa increased by 5 per cent during the quarter and reached a market share of 18.0 per cent of the U.S. oral mesalamine/obsalazine market at June 30, 2000 compared to 17.7 per cent at June 30, 1999.

Carbatrol recorded sales growth of 39 per cent from sales of $3.8 million in the three months ended June 30, 1999 to $5.3 million in the three months ended June 30, 2000. This translates to 28.1 per cent of the US extended release carbamazepine prescription market at the end of June 2000, compared to 17.0 per cent at June 30, 1999.

Licensing

Licensing and development fees in the three months ended June 30, 2000 increased by 227 per cent to $4.4 million compared to $1.3 million in the three months ended June 30, 1999. These results reflect the variability of this income quarter on quarter, based substantially as it is on the reimbursement of actual costs incurred on relevant projects, in particular Reminyl. Royalties increased by $0.2 million to $1.3 million.

Cost of sales and operating expenses

Gross margin on product sales increased from 79 per cent in the three months ended June 30, 1999 to 82 per cent in the three months ended June 30, 2000. This is due to the faster growth rate of the higher margin products, particularly Adderall which contributed 38 per cent of total product sales compared to 31 per cent in quarter two 1999.

R&D expenditure increased 86 per cent to $28.6 million (1999: $15.4 million). This rise reflects the increased costs associated with the significant proportion of projects at Phase II or later where development costs tend to be higher. R&D expenditure in second quarter 2000 represents 23 per cent of revenues compared to 16 per cent in second quarter 1999.

Selling, general and administrative expenses increased by 13 per cent to $47.4 million (1999: $42.1 million). This increase reflects growth in the US sales force and is partly offset by merger cost savings of around $6 million for the second quarter 2000. The APB25 charge for the quarter was $0.2 million (1999:
$2,175). This substantial reduction compared to the first quarter 2000 charge of $23.2 million reflects certain amendments to the executive share option scheme effective from March 1, 2000 that allow for compensation for elements of this arrangement to be recorded based upon the share price at that date, rather than being based on our share price at each reporting date.

Depreciation and amortisation increased by 22 per cent to $7.7 million (1999:
$6.3 million). This increase reflects the amortisation charge on those intangible assets acquired since the second quarter of 1999. Relevant acquisitions include the buy out of the Agrylin royalties, the purchase of the US marketing rights for Fareston and the addition of the Fuisz subsidiaries.

Income taxes

For the three months ended June 30, 2000 income taxes decreased $1.7 million from $9.1 million to $7.4 million. The Company's effective tax rate before the stock compensation charge was 28 per cent for the three months ended June 30, 2000 (Q2 1999: 44 per cent). The Company has recorded net deferred tax assets of approximately $35 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.


Results of operations for the six months ended June 30, 2000, as compared with those for the six months ended June 30, 1999

Overview of financial results

Group revenues for the six months ended June 30, 2000 were $242.8 million, an increase of $51.4 million or 27 per cent over the six months ended June 30, 1999. The Group recorded net income of $15.1 million (1999: $19.7 million). Net income in the six months to June 30, 2000 includes an APB 25 charge of $23.5 million compared to $7.1 million in the comparative period last year.

Sales and marketing

Product sales were $231.1 million in the six months to June 30, 2000 (1999:
$180.9 million), representing an increase of 28 per cent. Of particular note, Adderall sales at $98.9 million were 63 per cent higher than in the first half of 1999.

Other products contributing to the overall 28 per cent increase are Agrylin (increase of $5.2 million or 21 per cent), Carbatrol (increase of $4.5 million or 70 per cent) and ProAmatine (increase of $1.8 million or 23 per cent).

US product sales for both the six months ended June 30, 2000 and June 30, 1999 represented 82 per cent of the group's total sales revenue.

Product sales by segment      6 months to     6 months to
                            June 30, 2000   June 30, 1999        % change
                                    $'000           $'000

United States                     189,550         148,044            28.0
Europe                             30,351          25,147            20.7
Rest of World                      11,210           7,664            46.3
                             ------------    ------------    ------------
Total product sales               231,111         180,855            27.8
                             ------------    ------------    ------------

Licensing

Licensing and development fees in the six months ended June 30, 2000 increased by 20 per cent to $9.3 million compared to $7.7 million in the six months ended June 30, 1999.

Royalties increased by $0.1 million to $1.9 million.

Cost of sales and operating expenses

Gross margin on product sales increased from 76 per cent in the six months ended June 30, 1999 to 82 per cent in the six months ended June 30, 2000. This is due to the faster growth rate of the higher margin products, particularly Adderall, which contributed 43 per cent of total product sales compared to 34 per cent in the six months ended June 30, 1999.

R&D expenditure increased 73 per cent to $54.7 million (1999: $31.7 million). This rise reflects the increased costs associated with the significant proportion of projects at Phase II or later where development costs tend to be higher. R&D expenditure in the six months ended June 30, 2000 represents 23 per cent of revenues compared to 17 per cent in the comparative period last year.

Selling, general and administrative expenses increased by 37 per cent to $113.5 million (1999: $83.0 million). A significant factor is the APB25 charge for the six months to June 30, 2000 of $23.5 million (1999: $7.1). In 2000, $23.3 million of this charge was recorded during the first fiscal quarter. The executive share option scheme was amended effective from March 1, 2000 to allow for compensation for this arrangement to be recorded based upon the share price at that date, rather than being based on our share price at each reporting date.

Depreciation and amortisation increased by 22 per cent to $15.3 million (1999:
$12.5 million). As noted above, this increase reflects the amortisation charge on those intangible assets acquired since the second quarter of 1999.

Income taxes

For the six months ended June 30, 2000 income taxes were $15.2 million, representing an effective rate of tax on income pre APB 25 charge of 28 per cent.

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

At June 30, 2000, the Company had net cash funds available as follows:

Selected data:                                June 30,         December 31,
                                                  2000                 1999
                                                 $'000                $'000
                                        --------------       --------------
Cash and cash equivalents                       89,443               54,082
Marketable securities and other
  current asset investments                     62,402               84,344
Debt                                         (133,505)            (135,922)
                                        --------------       --------------
Net cash                                        18,340                2,504
                                        --------------       --------------

Net cash used in operating activities in the six months ended June 30, 2000 was $15.6 compared to $41.6 million cash provided by operating activities in the six months to June 30, 1999. Cash payments in respect of restructuring and merger related expenses following the acquisition of Roberts Pharmaceutical Corporation in December 1999 are a major contributor to the outflow.

Investing activities provided $15.4 million, which mainly comprised $44.0 million on redemption of marketable securities offset by $22.0 million of cash placed on other short term deposits, $10.3 million of proceeds from the sale of fixed assets offset by new capital expenditure of $17.6 million and collection on notes receivable of $0.7 million. The fixed assets proceeds relate to the sale of the Eatontown site in New Jersey.

Financing activities provided $37.8 million, which mainly comprised proceeds from the exercise of stock options.

Capital expenditure

Capital expenditure in the six months to June 30, 2000 included $4.2 million for tangible fixed assets and $11.8 million for intangible assets comprising the purchase of the exclusive rights in certain European countries of balsalazide, a treatment for ulcerative colitis.


Other matters

As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 million for employee termination and $5.7 million of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

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

As part of the restructuring and elimination of duplicate facilities, the Company identified a total of 147 employees to be terminated. As of June 30, 2000 all of the planned terminations were completed. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000.

During the first quarter of 2000, the Company utilized $32.8 million of the restructuring reserve. This was primarily related to payments for severance as a result of the closure of the duplicate facilities and pension contributions.

During the second quarter of 2000, the Company utilized a further $2.8 million of the restructuring reserve. This was in respect of employee termination costs and property related expenses.

As of June 30, 2000 the Company had a combined reserve balance of $8.0 million, of which $6.3 million comprised excise taxes. Management is satisfied that the restructure programme is progressing as planned. Cost savings of approximately $4.0 million and $6.0 million arose in the first and second quarters of the year respectively, and it is anticipated that further benefits will arise in the second half of the year.


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company's market risk exposure since December 31, 1999. The Company's Annual Report on Form 10-K for the year ended December 31, 1999 contains a detailed discussion of the Company's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

We are currently a defendant in approximately 3,000 lawsuits, in both federal and state courts, which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. If we are found liable in some or all of these lawsuits for damages in excess of its assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. In 136 of these suits, the plaintiffs have specifically alleged in the complaint or subsequent discovery that they used Oby-Cap or Oby-Trim, phentermine products produced by us. The lawsuits generally allege the following claims:

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

We intend to vigorously defend all lawsuits and pursue all available reasonable defenses. Legal expenses have thus far been paid by the insurers of our supplier, Eon Labs Manufacturing Inc. Through approximately June 2000, Eon and its distributors, including us, had exhausted approximately $50 million in insurance proceeds defending the lawsuits. We have our own insurance up to a maximum of $3 million for lawsuits filed in the period to April 28, 1998, an unlimited indemnity given by Eon for phentermine it manufactured for us and a limited indemnity from the former shareholders of Shire Richwood Inc. ("SRI") given at the time of our acquisition of SRI. We have already spent a substantial amount of resources in managing these lawsuits and will continue to do so.

Through June 2000, we were named as a defendant in approximately 3,600 lawsuits and had been dismissed from approximately 600 of these cases. There are approximately 2,400 additional cases pending dismissal as of June 30, 2000. In only 136 cases pending was it alleged in the complaint or subsequent discovery that the plaintiff had used our particular product and we have been dismissed from 36 of these cases as well.

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a description of certain other legal proceedings to which the Company is a party.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule - June 30, 2000

(b)      Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)



Date:    August 10, 2000            By:     Angus C Russell
                                            Group Finance Director


Date:    August 10, 2000            By:     Rolf Stahel
                                            Chief Executive

EXHIBIT INDEX

Exhibit No.       Exhibit

(27)     Financial Data Schedule - June 30, 2000