Form 10-Q
period 2000-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2000-11-13
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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
                                                     Yes  X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

            Class                           Outstanding at October 31, 2000

Common Stock: Ordinary Shares                         256,134,685

THE "SAFE HARBOR" STATEMENT UNDER SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) AND SECTION 27A OF THE SECURITIES ACT OF 1933 (AMENDED). The statements in this form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialisation, the impact of competitive products, patents, and other risks and uncertainties, including those detailed from time to time in periodic reports, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                      CONSOLIDATED BALANCE SHEETS

                                    (In thousands of U.S. dollars, except share and per share data)

                                                                                   September 30,          December 31,
                                                                                            2000                  1999
                                                                                     (Unaudited)
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                160,524                54,082
Marketable securities and other current asset investments                                  9,139                84,344
Accounts receivable, net                                                                  89,630                59,018
Inventories, net                                                                          38,665                39,538
Deferred tax asset                                                                        11,618                 5,312
Prepaid expenses and other current assets                                                 10,622                 9,012
                                                                                    ------------          ------------
Total current assets                                                                     320,198               251,306

Investments                                                                                5,412                 2,604
Property, plant and equipment, net                                                        28,649                37,484
Intangible assets, net                                                                   538,255               557,934
Deferred tax asset                                                                        17,451                31,799
Other assets                                                                               6,319                 6,636
                                                                                    ------------          ------------
Total assets                                                                             916,284               887,763
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      1,412                 9,608
Accounts and notes payable                                                                77,828               114,509
Other current liabilities                                                                 29,075                48,703
                                                                                    ------------          ------------
Total current liabilities                                                                108,315               172,820

Long-term debt, excluding current instalments                                            126,413               126,314
Other long-term liabilities                                                                  422                 1,345
                                                                                    ------------          ------------
Total liabilities                                                                        235,150               300,479
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorised; and
255,563,638 shares issued and outstanding (1999: 244,519,024)                             20,926                20,063
Additional paid-in capital                                                               912,281               832,650
Accumulated other comprehensive losses                                                  (35,265)              (10,303)
Accumulated deficit                                                                    (216,808)             (255,126)
                                                                                    ------------          ------------
Total shareholders' equity                                                               681,134               587,284
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                               916,284               887,763
                                                                                    ------------          ------------

The accompanying notes are an integral part of these financial statements.

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands of U.S. dollars, except share and per share data)
                                                              (Unaudited)


                                                      3 months to    3 months to     9 months to          9 months to
                                                        September      September       September            September
                                                         30, 2000       30, 1999        30, 2000             30, 1999
                                                     ------------     ------------    ------------      ------------
Product sales                                             131,810          102,491         362,921           283,346
Licensing and development                                   5,063            2,024          14,344             9,771
Royalties                                                     685              548           2,608             2,318
Other revenues                                                257              721             732             1,708
                                                     ------------     ------------    ------------      ------------
Total revenues                                            137,815          105,784         380,605           297,143

Costs and expenses:
Cost of sales                                              25,811           26,403          67,396            69,143
Research and development                                   31,659           19,868          86,333            51,516
Selling, general and administrative (inclusive             45,595           41,847         159,080           124,896
of stock option compensation charge of $206
$3,285, $23,688 and $10,343 respectively)
                                                     ------------     ------------    ------------      ------------
Total operating expenses                                  103,065           88,118         312,809           245,555
                                                     ------------     ------------    ------------      ------------
Operating income                                           34,750           17,666          67,796            51,588


Interest income                                             1,126            1,761           4,264             5,375
Interest expense                                          (2,230)          (2,397)         (8,563)           (7,290)
Other income/(expense), net                                 (334)            (224)             113              (96)
                                                     ------------     ------------    ------------      ------------
Total other expenses                                      (1,438)            (860)         (4,186)           (2,011)
                                                      -----------      -----------    ------------      ------------
Income before income taxes                                 33,312           16,806          63,610            49,577

Income taxes                                             (10,099)          (7,513)        (25,292)          (20,609)
                                                     ------------     ------------    ------------      ------------
Net income                                                 23,213            9,293          38,318            28,968
                                                     ------------     ------------    ------------      ------------

Net income per share:
Basic                                                       $0.09            $0.04           $0.15             $0.12
Diluted                                                     $0.09            $0.04           $0.15             $0.12

Weighted average number of shares:
Basic                                                 254,965,642      243,312,483     251,191,036       241,977,657
Diluted                                               263,664,249      251,446,294     259,639,689       249,505,550

The results for the three months and nine months ended September 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

The accompanying notes are an integral part of these financial statements.

                                                    SHIRE PHARMACEUTICALS GROUP PLC

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (In thousands of U.S. dollars)
                                                              (Unaudited)

                                                                                      9 months to       9 months to
                                                                                    September 30,     September 30,
                                                                                             2000              1999
                                                                                       ----------        ----------
Net cash provided by operating activities                                                   9,817            62,653
                                                                                       ----------        ----------
Cash flows from investing activities:
Redemption of marketable securities, net                                                   75,205             4,165
Increase in cash placed on short-term deposit                                                   -          (45,477)
Purchase of long term investment                                                          (2,843)                 -
Expenses of acquisition of subsidiaries                                                     (657)                 -
Purchase of intangible assets                                                            (16,029)          (40,299)
Purchase of fixed assets                                                                  (6,646)           (4,311)
Proceeds from sale of fixed assets                                                         12,039             1,407
Collection on notes receivable                                                                766             5,536
                                                                                       ----------        ----------
Net cash provided by/(used in) investing activities                                        61,835          (78,979)
                                                                                       ----------        ----------

Cash flows from financing activities:
Payments on long term debt, capital leases and notes                                      (8,097)           (8,241)
Proceeds from issue of common stock                                                         2,783             4,834
Proceeds from exercise of options                                                          43,047             3,295
                                                                                       ----------        ----------
Net cash provided by/(used in) financing activities                                        37,733             (112)
                                                                                       ----------        ----------
Effect of foreign exchange rate changes on cash and cash equivalents                      (2,943)                68
                                                                                       ----------        ----------
Net increase/(decrease) in cash and cash equivalents                                      106,442          (16,370)
Cash and cash equivalents at beginning of period                                           54,082            52,973
                                                                                       ----------        ----------
Cash and cash equivalents at end of period                                                160,524            36,603
                                                                                       ----------        ----------

The cash flows for the nine months ended September 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

The accompanying notes are an integral part of these financial statements.

                                                    SHIRE PHARMACEUTICALS GROUP PLC


                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                    (In thousands of U.S. dollars)
                                                              (Unaudited)


                                                                3 months to   3 months to   9 months to     9 months to
                                                                  September     September     September       September
                                                                   30, 2000      30, 1999      30, 2000        30, 1999
                                                               ------------  ------------  ------------  ------------
Net income                                                           23,213         9,293        38,318       28,968
Foreign currency translation adjustments                            (7,463)       (1,871)      (24,962)     (15,698)
                                                               ------------  ------------  ------------  ------------
Comprehensive income                                                 15,750         7,422        13,356       13,270
                                                               ------------  ------------  ------------  ------------

There are no tax effects related to the items included above.

The results for the three months and nine months ended September 30, 1999 have been restated to include the results of Roberts Pharmaceutical Corporation which was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

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

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138 amends SFAS 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by the company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures.

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

2.       Inventory

Inventory consists of:

                                  September 30,         December 31,
                                           2000                 1999
                                 --------------       --------------
Finished goods                           20,591               26,573
Work-in-process                           9,021                6,389
Raw materials                             9,053                6,576
                                 --------------       --------------
                                         38,665               39,538
                                 --------------       --------------

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

Three months ended September 30, 2000                                                        Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              111,069           14,939            5,802            131,810
Licensing and development                                      884            4,179                -              5,063
Royalties                                                       92              568               25                685
Other revenues                                                   3                -              254                257
                                                        ----------       ----------       ----------         ----------
Total revenues                                             112,048           19,686            6,081            137,815
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            17,357            5,848            2,606             25,811
Research and development                                    20,396           11,263                -             31,659
Selling, general and administrative                         29,162           14,616            1,817             45,595
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    66,915           31,727            4,423            103,065
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     45,133         (12,041)            1,658             34,750
                                                        ----------       ----------       ----------         ----------

Three months ended September 30, 1999                                                        Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               84,369           14,057            4,065            102,491
Licensing and development                                        -            2,024                -              2,024
Royalties                                                        -              548                -                548
Other revenues                                                 329                -              392                721
                                                        ----------       ----------       ----------         ----------
Total revenues                                              84,698           16,629            4,457            105,784
                                                        ----------       ----------       ----------         ----------
Cost of revenues                                            18,640            5,214            2,549             26,403
Research and development                                    14,361            5,495               12             19,868
Selling, general and administrative                         26,667           13,698            1,482             41,847
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    59,668           24,407            4,043             88,118
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     25,030          (7,778)              414             17,666
                                                        ----------       ----------       ----------         ----------


Nine months ended September 30, 2000                                                         Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              300,619           45,290           17,012            362,921
Licensing and development                                    2,874           11,470                -             14,344
Royalties                                                      221            2,362               25              2,608
Other revenues                                                  16                -              716                732
                                                        ----------       ----------       ----------         ----------
Total revenues                                             303,730           59,122           17,753            380,605
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            42,794           17,241            7,361             67,396
Research and development                                    57,180           29,110               43             86,333
Selling, general and administrative                         88,020           65,565            5,495            159,080
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                   187,994          111,916           12,899            312,809
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                    115,736         (52,794)            4,854             67,796
                                                        ----------       ----------       ----------         ----------

Nine months ended September 30, 1999                                                         Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              232,413           39,204           11,729            283,346
Licensing and development                                    1,097            8,674                -              9,771
Royalties                                                        -            2,318                -              2,318
Other revenues                                                 517                -            1,191              1,708
                                                        ----------       ----------       ----------         ----------
Total revenues                                             234,027           50,196           12,920            297,143
                                                        ----------       ----------       ----------         ----------
Cost of revenues                                            42,541           15,165           11,437             69,143
Research and development                                    31,152           20,330               34             51,516
Selling, general and administrative                         82,044           38,398            4,454            124,896
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                   155,737           73,893           15,925            245,555
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     78,290         (23,697)          (3,005)             51,588
                                                        ----------       ----------       ----------         ----------

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

The following table sets forth the computation of basic and diluted net income per share:

                                                             3 months to       3 months to       9 months to      9 months to
                                                           September 30,     September 30,     September 30,    September 30,
                                                                    2000              1999              2000             1999
                                                        ----------------  ----------------  ----------------  ----------------

Numerator for basic net income per share                          23,213             9,293            38,318           28,968
Interest charged on convertible debt, net of tax                      73                 -                 -                -
                                                        ----------------  ----------------  ----------------  ----------------
Numerator for diluted net income per share                        23,286             9,293            38,318           28,968
                                                        ----------------  ----------------  ----------------  ----------------

Weighted average shares:                                   No. of shares     No. of shares     No. of shares    No. of shares

Basic  - weighted average shares                             254,965,642       243,312,483       251,191,036      241,977,657
Effect of dilutive stock options                               7,598,216         8,133,811         8,448,653        7,527,893
Convertible debt                                               1,100,391                 -                 -                -
                                                        ----------------  ----------------  ----------------  ----------------
Diluted - weighted average shares                            263,664,249       251,446,294       259,639,689      249,505,550
                                                        ----------------  ----------------  ----------------  ----------------

Basic net income per share                                         $0.09             $0.04             $0.15            $0.12
                                                        ----------------  ----------------  ----------------  ----------------
Diluted net income per share                                       $0.09             $0.04             $0.15            $0.12
                                                        ----------------  ----------------  ----------------  ----------------

The calculation of diluted net income per share for the nine months ended September 30, 2000 excludes the effects of convertible debt securities issued by the Company. These securities have been excluded from the diluted net income per share because they have an antidilutive effect on the calculation, resulting from the inclusion of the assumed interest savings associated with the repayment of the related debt as a component of net income available for common shareholders. These securities convert into 1,100,391 shares of common stock.

5.   Restructuring

As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre-tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 million for employee termination and $5.7 million of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

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

As part of the restructuring and elimination of duplicate facilities, the Company identified a total of 147 employees to be terminated. All of the planned terminations were completed during the second quarter of 2000. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000. During the third quarter of 2000, the Company completed the sale of the Eatontown facility.

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

The Company utilized $6.5 million of the remaining restructuring reserve in the third quarter of 2000. This was primarily in respect of excise taxes. As of September 30, 2000 the Company had a combined reserve balance of $1.5 million.

6.   Consolidated statement of changes in shareholders' equity

Movements in shareholders' equity for the nine months ended September 30, 2000 are as follows:

                                                                                            Accumu-
                                       Common        Common      Additional   Accumu-     lated other         Total
                                        Stock        Stock        paid-in      lated      comprehen-        sharehold-
                                       Amount      No. Shares     capital      deficit    sive losses      ers' equity
                                     ----------  -------------  ------------ ----------   -----------     -------------

As at January 1, 2000                  20,063       244,519       832,650     (255,126)      (10,303)       587,284
Net income                                  -             -             -        38,318             -        38,318
Foreign currency translation                -             -             -             -      (24,962)      (24,962)
Issuance of new shares                    155           703         5,372             -             -         5,527
Options exercised                         708        10,342        42,980             -             -        43,688
Issuance costs                              -             -       (3,385)             -             -       (3,385)
Stock option compensation                   -             -        23,688             -             -        23,688
Tax benefit associated with
exercise of stock options                   -             -        10,976             -             -        10,976
                                  -------------------------- ------------- ------------- ------------- -------------
As at September 30, 2000               20,926       255,564       912,281     (216,808)      (35,265)       681,134
                                  -------------------------- ------------- ------------- ------------- -------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended September 30, 2000, as compared with those for the three months ended September 30, 1999

Overview of financial results
Group revenues for the three months ended September 30, 2000 increased by 30 per cent to $137.8 million as compared to the three months ended September 30, 1999, primarily the result of a $29.3 million increase in product sales. The Group recorded third quarter net income of $23.2 million (Q3 1999: $9.3 million).

Sales and marketing
Product sales represented 96 per cent of total revenues at $131.8 million, an increase of 29 per cent over third quarter 1999 product sales of $102.5 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 84% in the three months ended September 30, 2000.

Product sales by segment      3 months to     3 months to
                            September 30,   September 30,        % change
                                     2000            1999
                                    $'000           $'000

United States                     111,069          84,369            31.6
Europe                             14,939          14,057             6.3
Rest of World                       5,802           4,065            42.7
                             ------------    ------------    ------------
Total product sales               131,810         102,491            28.6
                             ------------    ------------    ------------

Third quarter sales of Adderall and DextroStat, products marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $62.1million, representing growth of 63 per cent over the third quarter of 1999. Shire gained 36.0 per cent of prescriptions written for ADHD in the U.S. in September 2000 compared to 27.3 per cent in September 1999. Adderall is now the brand leader in the U.S. market for ADHD.

Sales of Agrylin, the only U.S. product licensed for the treatment of essential thrombocythemia were $13.7 million, a 242 per cent increase over quarter three 1999 sales of $4.0 million. Sales in quarter three 1999 were exceptionally low following a price increase on July 1, 1999. Shire achieved a script share of
17.4 per cent of the total U.S. Agrylin market, including Hydrea and generic hydroxyurea, in September 2000 compared to 12.2 per cent in September 1999.

Sales of Pentasa, licensed for the treatment of ulcerative colitis, at $14.4 million, were 29 per cent lower than the comparable period last year, when sales were exceptionally high due to wholesaler stockbuilding in anticipation of an October 1999 price increase. Pentasa had a 17.9 per cent share of the oral mesalamine/obsalazine market in September 2000 compared to 17.6 per cent in September 1999.

Carbatrol recorded sales growth of 63 per cent from sales of $4.3 million in the three months ended September 30, 1999 to $6.9 million in the three months ended September 30, 2000. This translates to 30.1 per cent of the U.S. extended release carbamazepine prescription market in September 2000, compared to 20.0 per cent in September 1999.

Licensing
Licensing and development fees in the three months ended September 30, 2000 increased by 150 per cent to $5.1 million compared to $2.0 million in the three months ended September 30, 1999. These results reflect the variability of this income quarter on quarter, based substantially as it is on the reimbursement of bulb related costs incurred in connection with Reminyl. Royalties increased by $0.2 million to $0.7 million.

Cost of sales and operating expenses
Gross margin on product sales increased from 74 per cent in the three months ended September 30, 1999 to 80 per cent in the three months ended September 30, 2000. This is due to the faster growth rate of the higher margin products, particularly Adderall and Agrylin which together contributed 56 per cent of total product sales compared to 39 per cent in quarter three 1999.

R&D expenditure increased 59 per cent to $31.7 million (Q3 1999: $19.9 million). This rise reflects the increased costs associated with the significant proportion of projects at Phase II or later where development costs tend to be higher. R&D expenditure in third quarter 2000 represents 23 per cent of revenues compared to 19 per cent in third quarter 1999.

Selling, general and administrative expenses, excluding the effects of a minor APB25 charge of $0.2 million (Q3 1999: $3.3 million), increased by 18 per cent to $45.3 million (Q3 1999: $38.6 million). This increase reflects growth in the US sales force and is partly offset by merger cost savings of around $7 million for the third quarter 2000.

Depreciation and amortisation increased by 8 per cent to $7.5 million (Q3 1999:
$7.0 million).

Income taxes
For the three months ended September 30, 2000 income taxes increased $2.6 million from $7.5 million to $10.1 million. The Company's effective tax rate before the stock compensation charge was 30 per cent for the three months ended September 30, 2000 (Q3 1999: 37 per cent). The Company has recorded net deferred tax assets of $29.1 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.


Results of operations for the nine months ended September 30, 2000, as compared with those for the nine months ended September 30, 1999

Overview of financial results
Group revenues for the nine months ended September 30, 2000 were $380.6 million, an increase of $83.5 million or 28 per cent over the nine months ended September 30, 1999. The Group recorded net income of $38.3 million (1999: $29.0 million). Net income in the nine months to September 30, 2000 includes an APB 25 charge of $23.7 million compared to $10.3 million in the comparative period last year.

Sales and marketing
Product sales were $362.9 million in the nine months to September 30, 2000 (1999: $283.3 million), representing an increase of 28 per cent. Of particular note, Adderall sales at $158.8 million were 64 per cent higher than in the nine months to September 1999.

Other products contributing to the overall 28 per cent increase are Agrylin (increase of $14.9 million or 52 per cent) and Carbatrol (increase of $7.1 million or 67 per cent).

U.S. product sales for the nine months ended September 30, 2000 represented 83 per cent of the group's total sales revenue.

Product sales by segment      9 months to     9 months to
                            September 30,   September 30,        % change
                                     2000            1999
                                    $'000           $'000

United States                     300,619         232,413            29.3
Europe                             45,290          39,204            15.5
Rest of World                      17,012          11,729            45.0
                             ------------    ------------    ------------
Total product sales               362,921         283,346            28.1
                             ------------    ------------    ------------

Licensing
Licensing and development fees in the nine months ended September 30, 2000 increased by 47 per cent to $14.3 million compared to $9.8 million in the nine months ended September 30, 1999.

Royalties increased by $0.3 million to $2.6 million.

Cost of sales and operating expenses
Gross margin on product sales increased from 76 per cent in the nine months ended September 30, 1999 to 81 per cent in the nine months ended September 30, 2000. This is due to the faster growth rate of the higher margin products, particularly Adderall and Agrylin, which contributed 56 per cent of total product sales compared to 44 per cent in the nine months ended September 30, 1999.

R&D expenditure increased 68 per cent to $86.3 million (1999: $51.5 million). This rise reflects the increased costs associated with the significant proportion of projects at Phase II or later where development costs tend to be higher. R&D expenditure in the nine months ended September 30, 2000 represents 23 per cent of revenues compared to 17 per cent in the comparative period last year.

Selling, general and administrative expenses increased by 27 per cent to $159.1 million (1999: $124.9 million). A significant factor is the APB25 charge for the nine months to September 30, 2000 of $23.7 million (1999: $10.3 million). In 2000, $23.3 million of this charge was recorded during the first fiscal quarter. The executive share option scheme was amended effective from March 1, 2000 to allow for compensation for this arrangement to be recorded based upon the share price at that date, rather than being based on the share price at each reporting date.

Depreciation and amortisation included in selling, general and administrative expenses, increased by 17 per cent to $22.8 million (1999: $19.5 million). This increase reflects the amortisation charge on those intangible assets acquired since the third quarter of 1999.

Income taxes
For the nine months ended September 30, 2000 income taxes were $25.3 million, representing an effective rate of tax on income pre APB 25 charge of 29 per cent.

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

At September 30, 2000, the Company had net cash funds available as follows:

Selected data:                          September 30,         December 31,
                                                 2000                 1999
                                                $'000                $'000
                                       --------------       --------------
Cash and cash equivalents                     160,524               54,082
Marketable securities and other
current asset investments                       9,139               84,344
Debt                                        (127,825)            (135,922)
                                       --------------       --------------
Net cash                                       41,838                2,504
                                       --------------       --------------

Net cash provided by operating activities in the nine months ended September 30, 2000 was $9.8 million compared to $62.7 million provided by operating activities in the nine months to September 30, 1999. Cash payments in respect of restructuring and merger related expenses following the acquisition of Roberts Pharmaceutical Corporation in December 1999 are a major contributor to the outflow in 2000.

Investing activities provided $61.8 million, which mainly comprised $75.2 million on redemption of marketable securities, $12.0 million of proceeds from the sale of fixed assets offset by new capital expenditure of $26.2 million and collection on notes receivable of $0.8 million. The fixed assets proceeds relate to the sale of the Eatontown site in New Jersey.

Financing activities provided $37.7 million, which mainly comprised proceeds from the exercise of stock options.

Capital expenditure
Capital expenditure in the nine months to September 30, 2000 included $6.6 million for tangible fixed assets and $16.0 million for intangible assets comprising the purchase of the exclusive rights in certain European countries of Balsalazide, a treatment for ulcerative colitis.

Other matters

Restructuring
As a result of the merger with Roberts Pharmaceutical Corporation, the Company recorded pre-tax charges in the fourth quarter of 1999 totalling $75.9 million comprising restructuring costs ($43.6 million) and merger related transaction expenses ($32.3 million). The restructuring costs included $37.9 million for employee termination and $5.7 million of property related expenses. The termination costs consisted of payments for severance, medical and other benefits, outplacement counselling, pension contributions and excise taxes.

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

As part of the restructuring and elimination of duplicate facilities, the Company identified a total of 147 employees to be terminated. All of the planned terminations were completed during the second quarter of 2000. The office facility in Eatontown was closed as of April 28, 2000 whilst the U.K. duplicate facility was closed on March 10, 2000. During the third quarter of 2000, the Company completed the sale of the Eatontown facility.

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

The Company utilized $6.5 million of the restructuring reserve in the third quarter of 2000. This was primarily in respect of excise taxes. As of September 30, 2000 the Company had a combined reserve balance of $1.5 million. Management is satisfied that the restructure programme is progressing as planned. Cost savings of approximately $17.0 million have arisen in the nine months to September 2000, and it is anticipated that further benefits will arise in the remaining quarter of the year.

Purchase of new office facility
On October 17, 2000 the Company completed the purchase of a new office facility in Basingstoke, Hampshire, U.K., which will replace the group's existing leased offices in Andover, Hampshire. The purchase price was approximately $15 million.


ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company's market risk exposure since December 31, 1999. The Company's Annual Report on Form 10-K for the year ended December 31, 1999 contains a detailed discussion of the Company's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently a defendant in approximately 2,300 lawsuits, in both federal and state courts, which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. If we are found liable in some or all of these lawsuits for damages in excess of our assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. In 111 of these pending suits, the plaintiffs have specifically alleged in the complaint or subsequent discovery that they used Oby-Cap or Oby-Trim, phentermine products produced by us. The lawsuits generally allege the following claims:

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

We intend to vigorously defend all lawsuits and pursue all available reasonable defenses. Legal expenses have thus far been paid by the insurers of our supplier, Eon Labs Manufacturing Inc. ("Eon") or directly by Eon itself. Through approximately October 2000, Eon and its distributors, including us, had exhausted approximately $50 million in insurance proceeds defending the lawsuits. We have our own insurance up to a maximum of $3 million for lawsuits filed in the period to April 28, 1998, an additional $80 million of coverage put in place during 2000, and an unlimited indemnity given by Eon for phentermine it manufactured for us. We have already spent a substantial amount of resources in managing these lawsuits and will continue to do so.

On August 31, 2000, we entered into an agreement (the "Termination Agreement") with the former shareholders of Shire Richwood Inc. ("SRI"), pursuant to which the ordinary shares placed into escrow at the time of the purchase of SRI by Shire were released and the escrow agreement and the escrow fund were terminated
 . The escrow agreement with the SRI shareholders was initially established by Shire in 1997 in anticipation of possible phentermine related claims against the Company. Under the terms of the Termination Agreement, monies in the approximate amount of $7 million were received by Shire and the escrow fund was terminated. The remaining shares were distributed to the former SRI shareholders.

Through October 26, 2000 we were named as a defendant in approximately 3,725 lawsuits and had been dismissed from approximately 1,447 of these cases. There are approximately 1,816 additional cases pending dismissal as of October 26, 2000.

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a description of certain other legal proceedings to which the Company is a party.

ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 7, 2000, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

Rolf Stahel                   99,175,321          158,157       48,800,953           127,456       43,561,519
Dr Barry Price                99,175,321          157,957       48,801,153           127,456       43,561,519
Dr James Cavanaugh            96,831,863          540,717       48,838,100         2,051,207       43,561,519
Angus Russell                 99,136,288          163,157       48,852,636           109,806       43,561,519
Dr Zola Horovitz              98,477,736          724,995       48,803,100           256,056       43,561,519
Ronald Nordman                93,924,565        5,271,511       48,803,500           262,311       43,561,519
Joseph Smith                  98,429,543          771,788       48,804,500           256,056       43,561,519
John Spitznagel               93,821,219        5,375,232       48,803,125           262,311       43,561,519

2. To adopt and establish the Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              58,270,695       32,915,580       48,798,501         8,277,111       43,561,519


3.   To approve the amendments to the Shire Pharmaceuticals Sharesave Scheme.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              80,446,847       14,385,337       48,799,510         4,630,193       43,561,519


4. To approve the amendments to the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              84,840,326       14,002,416       48,799,210           619,935       43,561,519


5. To approve the amendments to the Shire Pharmaceuticals Group plc Long Term Incentive Plan.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              84,124,391       14,697,900       48,799,870           639,726       43,561,519

6. To authorise the directors to establish supplements or appendices to the four schemes mentioned in points two to five above to take account of legal or accounting changes in overseas territories as they consider appropriate.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              81,018,400       17,807,446       48,800,882           635,159       43,561,519


7. To authorise the directors pursuant to Section 80 of the Companies Act 1985 to exercise all or any of the powers of the company to allot relevant securities up to a nominal amount equal to 33 1/3 per cent of the total share capital of the Company in issue on 17 May 2000 and for a period expiring five years after the date of the passing of this Resolution.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              99,116,620          256,203       48,804,131            84,933       43,561,519


8. To empower the directors pursuant to Section 95 of the Companies Act 1985 and subject to the passing of the resolution detailed in point seven above, to allot equity securities of the Company pursuant to the authority conferred by the passing of that resolution, as if Section 89(1) of the Companies Act 1985 did not apply to such allotments, provided that this power shall expire five years after the date of passing of this Resolution and that it is limited to certain equity securities and that it is limited to the equivalent of 5 per cent of the issued ordinary share capital at the date of the last published accounts of the Company.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              99,052,213          271,713       48,804,260           133,701       43,561,519



9. To empower the directors pursuant to Section 95 of the Companies Act 1985 and subject to the passing of the Resolution detailed in point seven above, including any authority conferred by the passing of the Resolution detailed in point eight above, to allot equity securities of the Company as if
     Section 89(1) of the Companies Act 1985 did not apply to such allotment, provided that this power shall expire five years after the date of passing of this Resolution and that it is limited to the allotment of equity securities to raise funds solely for the purpose of repaying any outstanding amount under the facility agreement where DLJ Capital Funding, Inc is agent and that it shall have a maximum nominal value of equity securities.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              94,242,644        5,059,502       48,804,260           155,481       43,561,519


10. That the Company adopt new Articles of Association in the form produced to the meeting, as initialled for the purposes of identification only by the Chairman.

                                                          Number of votes
                               For            Against           Open           Abstention     No instruction

                              98,478,979          854,638       48,804,082           124,188       43,561,519

ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule - September 30, 2000

(b)      Reports on Form 8-K

         During the third quarter ended September 30, 2000, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

         Form 8-K (Item 5 - Other Events), date of earliest event reported August 31, 2000, with respect to the Termination Agreement with the former shareholders of Shire Richwood Inc.

         Form 8-K (Item 5 - Other Events), date of earliest event reported September 25,2000, with respect to Underwriting Agreement in connection with the offering of American Depositary Shares by Yamanouchi Group Holdings, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)



Date:     November 13, 2000         By:     /s/ Angus C. Russell
                                            -------------------------------
                                            Angus C. Russell
                                            Group Finance Director


Date:    November 13, 2000          By:     /s/ Rolf Stahel
                                            -------------------------------
                                            Rolf Stahel
                                            Chief Executive

EXHIBIT INDEX

Exhibit No.       Exhibit

(27)     Financial Data Schedule - September 30, 2000