Form 10-K
period 2000-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2001-02-27
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

          England and Wales
-----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

East Anton, Andover, Hampshire SP10 5RG, England               (Zip Code)
------------------------------------------------
    (Address of principal executive offices)


               44 1264 333455
               --------------
(Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of exchange on which registered

American Depository Shares, each               Nasdaq National Market
representing 3 Ordinary Shares 5
pence par value per share

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

Yes  [X]    No    [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 2001, the aggregate market value of the ordinary shares, (pound)0.05 par value per share of the Registrant held by non-affiliates was approximately $4,579,000,000.

As of February 27, 2001, the number of outstanding ordinary shares of was 257,521,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Shire Pharmaceuticals Group plc's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May or June 2001 are incorporated into Part III.


            THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward looking statements. The forward looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, the impact of competitive products, government regulation and approval, and other risks and uncertainties detailed from time to time in Shire's filings with the Securities and Exchange Commission including this annual report on Form 10-K for the year ended December 31, 2000.

ITEM 1: Business

(A)  General Development of Business

     We are an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, oncology and gastroenterology. We operate and manage our business in three geographic areas - the United States ("U.S."), Europe and the rest of the world. Within these geographical segments, revenues are derived from three sources: sales of products by our own sales and marketing operations, licensing and development fees, and royalties. We have our own direct marketing capability in the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. We also cover other pharmaceutical markets indirectly through distributors, and sales coverage continues to grow.

     We have expanded our business both organically and through acquisitions, including a merger with Roberts Pharmaceutical Corporation in December 1999.

     We were incorporated under the laws of England and Wales on January 1, 1994. As part of a recapitalization, we acquired the entire share capital of Shire Holdings Ltd on December 19, 1994, including the operations of Rybar Laboratories Ltd, a U.K. based sales and marketing company acquired by our predecessor in July 1992. In September 1995, we acquired Imperial Pharmaceutical Services Ltd (subsequently renamed Shire Pharmaceutical Contracts Ltd). We acquired Pharmavene, Inc. (subsequently renamed Shire Laboratories, Inc.) in March 1997 and Richwood Pharmaceutical Company, Inc. (subsequently renamed Shire Richwood, Inc.) in August 1997. In October 1999, we acquired the German, French and Italian sales and marketing subsidiaries of Fuisz Technologies Ltd (the subsidiaries were subsequently renamed Shire Deutschland, Shire France and Shire Italia respectively). In June 2000, we established a sales and marketing subsidiary in Spain, Shire Iberica. In May 2000, we also established a Representative Office in Singapore to effectively manage our activities in the Pacific Rim markets.

     On December 11, 2000 we announced that we had entered into an agreement to merge with BioChem Pharma Inc. The merger will be achieved through an exchange of shares.

     We are a public limited company organized under the laws of England and Wales. With effect from March 5, 2001, our principal executive offices are located at Hampshire International Business Park, Chineham, Basingstoke, Hampshire, RG24 8EP, England and the telephone number is + 44 1256 894000. Prior to that, our principal offices are at East Anton, Andover, Hampshire, SP10 5RG, England and the telephone number is +44 1264 333455.

     In this report, the term the "Company" or the "Group" refers to Shire Pharmaceuticals Group plc and its subsidiaries unless the context indicates otherwise.

(B)  Financial Information about Industry Segments

     Substantially all of our revenues, operating profits or losses and assets are attributable to one line of business, the acquisition, development and sale of pharmaceutical products in three geographical segments, the U.S., Europe and the rest of the world.

(C) Description of Business

Strategy and Approach

     Our strategy is to in-license, develop and market therapies in our key areas of strategic focus. This approach is complemented by the advanced drug delivery platforms we have developed which may be used to enhance the bioavailability, reduce the side effects or improve the dosage regime of existing marketed compounds. We seek to protect intellectual property on which we rely through a range of patents and patent applications (both our own and that of our licensors). The key elements of our operating strategy are described below:

     o    Market proprietary products through our own sales force.

          We believe that higher financial returns can be achieved by marketing our products directly, as opposed to receiving royalties on licensees' sales. We intend to continue to expand our sales and marketing capability, as opportunities arise, particularly in the major U.S. and European markets, Japan and through distributors outside of the other significant pharmaceutical markets.

     o Focus on central nervous system disorders, metabolic diseases, oncology and gastroenterology.

          We believe that due to the specialized nature of these diseases, our focused sales force can effectively market to high volume prescribers.

     o Manage operating and financial risk by maintaining a broad and balanced portfolio and selectively involving multinational partners in return for out-licensing product marketing rights.

          We have a portfolio of eight key U.S. marketed products, each with significant potential. The development pipeline has 17 projects and includes Reminyl, in registration in the U.S. and various other markets, SLI 381, a novel once-a-day formulation of Adderall submitted to the U.S. Food and Drug Administration ("FDA") on October 3, 2000 and eight others that are post Phase II. As the Company increases in size there are likely to be fewer occasions where out-licensing of marketing rights will be appropriate. However, we remain committed to ongoing collaborations such as that with Janssen Pharmaceutica NV ("Janssen"), the co-development and licensing partner for galantamine (Reminyl) in the treatment of Alzheimer's disease.

Sales and Marketing

     We intend to use our existing sales and marketing infrastructure to sell and market most of our internally developed products. Our sales and marketing operations in the U.S., U.K., the Republic of Ireland, continental Europe and Canada presently consist of 456 sales representatives. We believe that our sales and marketing infrastructure can be expanded rapidly to meet product opportunities.

(a) Currently marketed products

     The table below lists our key currently marketed products by therapeutic areas, indicating the owner or licensor of the product, the marketer of the product and the territory in which the product is being marketed.

Products                         Principal Indication(s)         Owner/Licensor                 Marketed By/Relevant
                                                                                                Territory

Treatments for central nervous system disorders
Adderall                         ADHD                            Shire                          Shire/U.S.
DextroStat                       ADHD                            Shire                          Shire/U.S.
Carbatrol                        Epilepsy                        Shire                          Shire/U.S.
Reminyl                          Alzheimer's disease             Shire                          Shire/U.K. and Republic of
                                                                                                Ireland (Co-promotion)
Treatments for metabolic diseases
Calcichew range                  Osteoporosis adjunct            Nycomed                        Shire/U.K. and Republic of
                                                                                                Ireland

Treatments for oncology/haematology
Agrylin                          Elevated blood platelets        Shire                          Shire/U.S. and Canada




Fareston                         Advanced breast cancer          Orion                          Shire/U.S.
ProAmatine/Amatine               Orthostatic hypotension         Nycomed                        Shire/U.S. and Canada

Treatments for gastrointestinal disorders
Pentasa                          Ulcerative colitis              Ferring                        Shire/U.S.
Colazide                         Ulcerative colitis              Shire                          Shire/U.K., Germany, France,
                                                                                                and other European countries
Colace/Peri-Colace               Constipation                    Shire                          Shire/U.S. and Canada


Treatments for central nervous system disorders

     Adderall and DextroStat. Attention Deficit Hyperactivity Disorder ("ADHD") is a central nervous system disorder of unknown cause and is characterized by varying degrees of inattention, impulsivity and hyperactivity. ADHD is primarily a childhood disorder, although it is increasingly being recognized as continuing through adolescence and into adulthood. According to IMS America, the U.S. market for treatments for ADHD was approximately $665 million for the year ended December 31, 2000. It is estimated that between three and five percent of children in the U.S. suffer from the condition. U.S. Drug Enforcement Agency ("DEA") Schedule II products, specifically methylphenidate and amphetamines, are currently the only approved first line treatments for ADHD available. Our approved ADHD products, Adderall and DextroStat, are branded psychostimulants. DextroStat is a branded generic formulation of dextroamphetamine. We believe that Adderall, a unique combination of four amphetamine salts, is generally administered in fewer daily doses than some of it's major competitors, eliminating the need for a dose during school hours. According to IMS America, retail sales of Adderall and DextroStat represented approximately 35% of the aggregate ADHD market for the year ended December 31, 2000 with our percentage of the market increasing from 30.5% in December 1999 to 35.9% in December 2000.

     In the year ended December 31, 2000, sales of Adderall were $213.9 million, representing approximately 41% of our total revenues. As a result, factors adversely affecting the sale or production of Adderall would have a material adverse effect on our financial condition and results of operation.

     An incident in August 1998 at Arenol Corporation, our previous supplier of the active ingredients for Adderall halted production for a total of 84 days. The manufacture of these ingredients was transferred to the premises of B.I. Chemicals, Inc. In July 1999, we purchased certain assets related to the production of Adderall's key ingredients. In addition, production of the raw materials for Adderall was transferred from Arenol to B.I. If a similar incident were to occur at B.I., sales of Adderall would be adversely affected.

     Other factors which could adversely affect sales of Adderall include:

o    development of competitive pharmaceuticals (including a generic Adderall);
o    technological advances;
o    increased production costs;
o    marketing or pricing actions by our competitors;
o    changes in prescription writing practices;
o    the occurrence of adverse reactions to Adderall;
o    changes in reimbursement policies of third-party payers;
o    product liability claims;
o    government action/intervention; or
o    public opinion towards ADHD treatments.

     Carbatrol. Approximately 2.5 million people in the U.S. suffer from epilepsy. Epilepsy is characterized by an episodic disturbance of consciousness during which seizure activity occurs in the brain. Carbatrol is an extended release formulation of carbamazepine, an approved compound for the treatment of epilepsy. Carbatrol is designed to improve compliance by delivering steady blood levels of drug over 24 hours, when taken twice daily. It can be administered as a capsule or sprinkled on food and can be taken with or without meals. Carbamazepine is one of the most widely prescribed antiepileptic drugs accounting for approximately 14% of total U.S. prescriptions written in 2000 for the treatment of epilepsy. Prescription numbers for Carbatrol increased from 46,000 in December 1999 to 64,000 in December 2000.

     The FDA approved the product on September 30, 1997 for marketing in the U.S. Carbatrol was originally out-licensed to Athena, a subsidiary of Elan Corporation plc. In December 1997, we reacquired the worldwide rights to Carbatrol, together with inventory and certain plant and equipment for $25 million. We launched Carbatrol in the U.S. in June 1998. Effective March 31, 1999, we terminated our promotion agreement with Athena, and now promote the product on our own.

     In 1994, we obtained a patent in the U.S. covering the formulation of Carbatrol with an expiration date of 2011. Patent applications covering this technology are pending in other countries.

     In the year ended December 31, 2000, sales of Carbatrol were $25.6 million representing approximately 5% of our total revenues.

Treatments for metabolic diseases

     Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than three million people in the U.K. are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in estrogen production following menopause. Our principal products for the treatment of osteoporosis are the Calcichew range of calcium and calcium/vitamin D supplements which are sold mainly in the U.K. and the Republic of Ireland, although certain of the ClimaRange and BetaRange products include osteoporosis as an indication in their licenses. Our Calcichew range includes, among others, Calcichew, Calcichew D3 and Calcichew D3 Forte, which are used as adjuncts to other therapies and which we believe are more palatable than alternative products. We held a leading position in the (pound)17 million (approximately $25 million) U.K. prescription calcium market with a market share of approximately 72% for the year ended December 31, 2000.

Treatments for oncology/haematology

     Agrylin. In 1991, we obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell Agrylin (anagrelide) as an oral treatment for thrombocythemia, a blood disorder characterized by chronically elevated blood platelets. This disorder often results in an increased risk of adverse blood clotting events, including heart attack and stroke. Agrylin is intended to inhibit excessive platelet production and reduce the morbidity and mortality rates of heart attack and stroke in these patients.

     In March 1997, we received notification from the FDA that the New Drug Application ("NDA") for Agrylin was approved. Active marketing and sales activities commenced in the second quarter of 1997. There is no other FDA approved treatment available for thrombocythemia. Other current therapies used to reduce excessive platelet production may have disadvantages, such as possible links to leukemogenesis and leukopenia.

     In January 1999, we purchased the intellectual property rights to Agrylin from Bristol-Myers Squibb for $35 million.

     In January 2001, the European Commission granted orphan drug designation to anagrelide for the treatment of essential thrombocythemia. This designation covers the European Union ("EU"), plus Norway and Iceland and confers up to ten years market exclusivity for the product following marketing authorization approval. Orphan drug status already applies to anagrelide in the U.S. where market exclusivity is available until 2004 and in Japan where it will run for ten years following marketing approval.

     In December 1997, we filed an application with the FDA to expand the indications of Agrylin to include polycythemia vera. In December 1998, we received approval for the expanded indication for Agrylin for thrombocytosis secondary to all myeloproliferative diseases, including polycythemia vera and chronic myelogenous leukemia.

     In the year ended December 31, 2000, sales of Agrylin were $57.7 million, representing approximately 11% of our total revenues.

     ProAmatine. In 1996, ProAmatine was given accelerated approval by the FDA as a new drug for life-threatening illnesses and is currently the only FDA approved treatment available in the U.S. for orthostatic hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. ProAmatine has been designated as an orphan drug by the FDA, giving a seven year period of market exclusivity in the U.S., which will expire in 2003. Sales of ProAmatine in 2000 were $23.7 million, representing approximately 5% of our total revenues.

Treatments for gastrointestinal disorders

     Pentasa. In April 1998, exclusive U.S. marketing rights to Pentasa were acquired from Hoechst Marion Roussel for $136 million. Pentasa is a patented gastrointestinal drug for the treatment of ulcerative colitis. This drug addresses a large market of over 2 million patients in the U.S. Sales of Pentasa in 2000 were $54.2 million, representing approximately 10% of our total revenues.

(b) Products under development

     We seek to maintain a broad and balanced approach to our development of new products by, among other things, leveraging third-party research and development expertise, exploiting investment in research collaborations and licensing compounds from third parties and developing them through the pre-clinical and clinical phases with a view to marketing them by our own sales and marketing organization or out-licensing if appropriate. Recognizing the inherent risks in drug development, our policy is to manage this risk by maintaining a broad range of products in different development phases. We aim to optimize the level of fixed overhead by using contract research organizations to manage multi-center and/or international clinical trials on a day-to-day basis. In the year ended December 31, 2000, we spent $106.1 million on research and development, representing approximately 21% of our total revenues.

     The table below lists our key products under development by therapeutic area, indicating their development status and their territorial rights. Where we have secured a licensee for a product, this fact is also indicated.

                           Principal
Product(s)                 Indication(s)            Status                          Territorial Rights

Treatments for central nervous system
disorders
Reminyl                    Alzheimer's              In registration or              Global
(galantamine)1             disease                  marketed
SLI 381                    ADHD                     In registration (U.S.)          Global
Dirame                     Moderate/severe          Phase III                       Global
                           pain

SPD 417                    Bi-polar disorder        Phase III                       Global
SPD 503                    ADHD                     Phase I                         Global
SPD 420                    ADHD                     Phase I                         Global (option)
SPD 418                    Epilepsy                 Phase I                         Global
SPD 502                    Stroke                   Phase I                         Global excl. Nordic and Baltic
                                                                                    countries


SPD 421                    Epilepsy                 Phase I                         Global
SPD 451                    Parkinson's disease      Pre-clinical                    Global

Treatments for metabolic diseases
Foznol                     High blood phosphate     Phase III                       Global
                           levels in patients
                           with kidney failure

Treatments for gastroenterological
diseases
Pentasa (500mg)            Ulcerative colitis       Phase II complete               U.S.
Emitasol                   Nausea and vomiting      Phase II complete               U.S., Canada
Balsalazide                Ulcerative colitis       Phase II/III                    Certain countries within Europe

Treatments for oncological/ haematological
diseases
Agrylin                    Thrombocythemia          In registration                 Global
SPD 424                    Prostate cancer          Phase III                       North America, Europe
SPD 427                    Oncology                 Phase I                         Global

(1) The licensee is Janssen.

Treatments for central nervous system disorders

Reminyl (galantamine) for Alzheimer's disease

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

     We are developing Reminyl with the Janssen Research Foundation under a co-development and licensing agreement. Reminyl will be registered and marketed by us in the U.K. and the Republic of Ireland under a co-promotion with Janssen-Cilag. Elsewhere, Janssen-Cilag will market the product.

     The European Summary of Product Characteristics indicates that Reminyl has a novel dual mechanism of action. Decreased levels of acetylcholine, caused by the death of acetylcholine neurons, are known to be related to the symptoms of Alzheimer's disease. In addition to preserving levels of acetylcholine in the brain by blocking the action of the enzyme acetylcholinesterase (which inactivates acetylcholine), laboratory research suggests that Reminyl may also act on the brain's nicotinic receptors. The modulation of these receptors may lead to the release of more acetylcholine. Janssen Research Foundation is investigating the clinical significance of this characteristic.

     Reminyl received its first regulatory approval within the EU from Sweden on March 3, 2000. In July 2000, Reminyl successfully completed the EU Mutual Recognition Procedure and was launched in the U.K. in September 2000. Further EU launches are ongoing.

     In the U.S., Janssen submitted an NDA on September 29, 1999. An approvable letter was issued by the U.S. FDA in August 2000. An approvable letter is an official communication from the FDA indicating that the agency is prepared to accept the NDA upon finalization of the labeling and satisfaction of any outstanding issues.

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

Dirame

     Dirame is an orally administered centrally-acting analgesic for treating moderate to moderately severe pain. In total, over 4000 patients have been treated acutely with Dirame. We believe that Dirame could have a favorable side-effect profile especially in terms of low addiction potential. This needs to be proven in clinical studies. Exclusive worldwide rights to Dirame were acquired from Bayer. The analgesic market is worth approximately $3.5 billion in the U.S. The compound could have applications in several therapeutic categories including pain associated with cancer, advanced arthritis and post-surgical pain. The project is currently undergoing Phase III trials in osteoarthritis. A further acute study is needed before filing for an acute pain indication in the U.S. and EU.

ADHD products

     In September 2000, it was announced that pivotal efficacy studies for SLI 381, a novel once-a-day formulation of Adderall for ADHD were complete. Once-a-day Adderall utilizes Microtrol technology, an advanced drug delivery technique, which is similar to that already applied to Carbatrol, a product we successfully market in the U.S. for the treatment of epilepsy. An NDA for SLI 381 was submitted to the FDA on October 3, 2000.

     SPD 503 is a non-scheduled compound for development primarily in the U.S. targeting both adult and pediatric ADHD patients. Other key markets may also be pursued. It is expected that this product will assist in treating certain subsets of symptoms in ADHD patients. The project is currently in Phase I clinical trials.

SPD 502

     On February 5, 1998, we in-licensed from NeuroSearch A/S an AMPA antagonist for central nervous system disorders including the acute treatment of stroke. The project is currently at Phase I.

Treatments for metabolic diseases

Foznol

     Foznol (lanthanum carbonate) is being developed for the prevention and treatment of hyperphosphataemia in patients with chronic kidney failure. Hyperphosphatemia, meaning high levels of phosphate in the blood, is a condition arising from the inability of damaged kidneys to eliminate the excess dietary phosphate which is widespread in food. Renal dialysis and a restricted diet are generally unable to reduce these phosphate levels sufficiently. If left untreated, hyperphosphatemia can result in renal osteodystrophy, a painful condition with similarities to osteoporosis, in which there are abnormalities in the formation and structure of bone. Foznol is designed to be administered with food and act as a "phosphate binder," forming an insoluble phosphate salt in the intestine, causing the phosphate salt to be eliminated in faeces.

     It is estimated that there are 650,000 patients worldwide with end-stage renal disease. We believe that the market for Foznol could be larger as there is potential for Foznol to be used predialysis. In addition, we believe that current therapies are not ideal: aluminum salts can cause neural toxicity and are no longer widely used; calcium salts are inefficient binders requiring large doses and often causing hypercalcemia, which among other things, can result in calcification of blood vessels.

     Foznol is currently undergoing Phase III clinical trials in the U.S. A Marketing Authorization application is planned to be submitted in the EU during the first quarter of 2001. We intend to submit a U.S. filing by the end of 2001.

Treatments for oncology

SPD 424

     We are developing a compound to treat prostate cancer designated SPD 424. Phase III clinical trials were initiated during the first half of 2000. The rights to a patented hydrogel implant delivery technology for use in the development of SPD 424 for the hormonal treatment of prostate cancer in North America and Europe have been licensed to us by Hydro Med Sciences. SPD 424 is a synthetic gonadotropic hormone releasing factor agonist that, due to its long-term inhibition of pituitary release of gonodatropins, can block both ovarian and testicular function. The hydrogel implant employs a proprietary technology that delivers therapeutic agents at a controlled, constant release rate for up to a year. It is a retrievable subcutaneous implant that can be inserted in a physician's office using a local anesthetic.

SPD 427

A further project, SPD 427, has been added to our development portfolio. SPD 427, a novel formulation of an existing oncology product, will be developed using our drug delivery expertise.

Treatments for gastroenterological disorders

Pentasa

     Pentasa 250mg, which is currently licensed in the U.S., is used to treat ulcerative colitis. As part of the acquisition of Pentasa from Hoechst Marion Roussel, we received U.S. rights to a 500mg tablet, which has completed Phase II development. The new 500mg tablet formulation or a higher dose formulation would aid the compliance of patients who often need to take large doses of this medication.

Emitasol

     Emitasol is an intranasal formulation of metoclopramide, an existing anti-nausea drug currently available in oral and injectable forms. Phase II studies have been completed.

(c) Drug delivery technologies

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

     Our portfolio of drug delivery technologies includes a number of technologies designed to improve the oral delivery of drugs, a technology designed to provide an extended release drug delivery profile and a system to provide enhanced solubility and extended release delivery. These technologies can be made available to third parties in return for development fees, milestones and royalties. We also intend to employ these technologies selectively to products being developed internally where it is believed the characteristics of the product can be improved or modified to secure a competitive advantage.

Manufacturing and Distribution

     We currently manufacture finished product and package our Schedule II drugs at our facility in Valley Stream, New York. Due to control and capacity issues that had arisen during the previous ownership, we undertook a complete renovation of the facility in 1995. This included hiring new management, replacing virtually all of the manufacturing equipment and modernizing the laboratory.

     Adderall is currently manufactured solely by us in compliance with specifications and quality standards that were developed internally and reviewed by the FDA. Until August 1998, raw materials for Adderall were manufactured solely by Arenol, Inc. Arenol's factory was destroyed following an explosion in August 1998 and raw material manufacturing was transferred to B.I.'s plant in Petersburg, Virginia. Recently, we have become aware of several active pharmaceutical ingredient ("API") manufacturers that have overcome certain technological barriers to producing the active ingredients in Adderall. While adding potential competition in the years to come, this addition has reduced the risk of catastrophic impact from an incident akin to the explosion at the Arenol facility.

     In July 1997, we concluded the purchase of a 100,000 square foot pharmaceutical manufacturing facility previously operated by Monsanto's Searle Division located in Oakville, Ontario, Canada. The facility is approved by the Health Protection Branch of the Canadian Ministry of Health. We received FDA accreditation for laboratory testing and repackaging of an NDA product during 2000.

     In January 1999, we sold our 17,000 square foot Indianapolis, Indiana plant, together with the products manufactured at that facility. All other products are either manufactured and/or packaged at New York or by third party contract manufacturers.

     Our distribution center, which includes a large vault to house DEA regulated Schedule II products, is located in Florence, Kentucky. From there, we distribute our ADHD products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S.

     In October 1997, we completed the acquisition of a distribution facility located in a suburb of Chicago. Distribution from this facility commenced in the second quarter of 1998.

     All products marketed by the U.K. based sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for us by third parties under contract. Distribution in the U.K. and the Republic of Ireland and to export territories is also contracted out to third parties. We have access to all principal drug wholesale chains in the U.K. and Republic of Ireland and their respective distribution centers.

     In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In recent years the number of independent drug stores and small chains has decreased as a result of consolidation. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

     In the U.S., our customers include McKesson Corp., Bergen Brunswig Corp. and Cardinal Health Inc. In the U.K., our customers include The Boots Company PLC, AAH Pharmaceuticals Ltd and Unichem Plc. For the fiscal year ended December 31, 2000, our three largest customers accounted for approximately 26%, 16% and 11% of total revenues, respectively. The loss of any one of these customer accounts could have a material adverse effect on our financial condition and results of operations.

Intellectual Property

     An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Our policy is to seek patent protection whenever possible in the U.S., major European countries and Japan. Where practicable, we seek patent protection in other countries on a selective basis. In all cases, we will either obtain patent protection ourselves or support applications by our licensors. Our largest marketed product, Adderall, is not protected by patent; however, the formulation and manufacturing controls associated with the product require certain technical information, which we believe is available only to us and to certain of our suppliers that have signed confidentiality agreements. However, Cambrex has been reported to have developed four amphentamine salts as raw material for the manufacture of a generic Adderall.

     Our licensors have obtained patent protection or made applications for patent protection for the use of galantamine for the treatment of Alzheimer's disease. Generally this protection will be by either method of treatment claims in the U.S. or by Swiss-type use patents directed to the use of the pharmaceutical agent in connection with the manufacture of a product for use with the new medical indication. The patents and patent applications relating to the phosphate binder under development by Shire for use in the treatment of hyperphosphatemia contain both Swiss-type use claims and formulation claims directed to the phosphate binder under development.

     Patents have been issued or applications made in relation to our process technologies and, where appropriate, in respect of the formulation of products made by those processes or incorporating those technologies.

     We also rely on trade secrets, unpatented know-how and technological innovations, trademarks and contractual arrangements with third parties to maintain and enhance our competitive position where we are unable to obtain patent protection or our marketed products are not covered by specific patents.

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

     We cannot assure you that our patents or those of our licensors will ultimately be held valid or that efforts to defend any such patents or know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could have a material adverse effect on the sale or development of the product or technology in question and lead to the abandonment or delay in development or sale of that product or technology and lead to additional expenses.

Competition

     The manufacture and sale of pharmaceuticals is highly competitive. Many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that compete with our products. The pharmaceutical industry is characterized by rapid product development and technological change. Our pharmaceutical products may be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat the conditions addressed by our products or as the result of either technological advances affecting the cost of production or marketing or pricing action by competitors.

     We believe that competition in our markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications, and may have an improved likelihood of obtaining approval of drugs that would compete with our drugs. Prior regulatory approvals for competing products would force our development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than our current or future products. For example, we are aware of a number of products that may compete with Reminyl, including Aricept by Pfizer and Exelon by Novartis. Foznol's principal competitor is likely to be RenaGel, which was launched in 1998. The product was developed by GelTex Pharmaceutical, Inc. and is marketed by Genzyme General.

     In addition, we are aware of efforts by competitors to develop both improved formulations of existing Schedule II drugs and new, non-Schedule II drugs, for the treatment of ADHD. For example, Alza Corporation, Novartis (in collaboration with Elan), Celltech Chiroscience plc (in collaboration with Eurand) and Noven are believed to be developing extended release, once-a-day formulations of methylphenidate while Celgene and Celltech Chiroscience plc are both working to develop a single isomer version of methylphenidate. GlaxoSmithKline , Eli Lilly, Bristol-Myers Squibb (in collaboration with Sano Corporation) and Abbott are believed to be developing non Schedule II products for ADHD. Cambrex has been reported to have developed four amphentamine salts as raw material for the manufacture of a generic Adderall. Should any of these products be approved by the FDA, they could have a material adverse effect on the sales of Adderall, which represented approximately 41% of our total revenues for the year ended December 31, 2000.

Principal Licensing and Collaborative Agreements

NeuroSearch A/S--Central nervous system disorders

     In February 1998, we entered into a development and license agreement with NeuroSearch A/S, whereby NeuroSearch granted us an exclusive license to certain of its information and patent rights with respect to treatment for central nervous system disorders in exchange for milestone and royalty payments. Our marketing rights to the products extend throughout the world excluding Denmark, Norway, Sweden, Finland, Iceland, Lithuania, Estonia and Latvia. The agreement remains in effect so long as any royalty payments are due to NeuroSearch under the agreement.

Nycomed--Calcium Products

     We entered into two principal agreements with Nycomed in January 1987 and May 1992 by which Nycomed granted us distribution rights for its calcium range of products in the U.K. and the Republic of Ireland and certain export territories. The agreements which remain in force until 2004 and 2002, respectively, will continue after these dates for further periods of three years unless terminated by 12 months written notice. Under the agreements, Nycomed undertakes to supply exclusively us with the products for the U.K. and the Republic of Ireland.

Oral HRT Products

     The Meri/ClimaRange of HRT products is marketed by Novartis in eight countries under license agreements through which we receive royalties on product sales: the U.K., Austria, Brazil, Finland, Germany, Luxembourg, Spain and Switzerland. Adcock Ingram market this range of HRT products in the Republic of South Africa under a licensing and supply agreement with us.

     The BetaRange of HRT products is marketed in the U.K. by Pharmacia and in Latin America by Schering AG under license agreements through which we receive royalties on product sales. This range of HRT products is also marketed under licensing and supply agreements in the following European countries: Austria by Kwizda, Sweden and Denmark by AstraZeneca and Germany by Jenapharm. BetaRange products have been registered or are in the process of being registered but not yet launched in other countries, for example in Eastern Europe where a range is licensed to Bristol Myers Squibb and under which agreement milestone payments are due to us on launch and we are to supply the product.

Various Galantamine Agreements

     Pursuant to an agreement with Synaptech Inc., the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, we have undertaken technical, pre-clinical and clinical work on the use of Reminyl in Alzheimer's disease. We initially paid Synaptech an up front payment of (pound)1 million (approximately $1.6 million) which was accounted for as a development cost, and have agreed to pay royalties on sales of Reminyl. We have also entered into a co-development agreement with Janssen under which we licensed to Janssen all of our clinical data and know-how relating to the use of galantamine in Alzheimer's disease worldwide, except for the U.K. and the Republic of Ireland. The agreement provides for a one-time upfront payment, a milestone payment and the reimbursement of development costs. The upfront and milestone payments were recognized as licensing and development income when they became due. Under these arrangements, Janssen undertook to finance substantially all the future research and development costs of Reminyl as a treatment for Alzheimer's disease and to conduct clinical trials, obtain regulatory approvals and manufacture and market Reminyl. As a result we are dependent on Janssen for any revenues derived from Reminyl. Moreover, there can be no assurance that our interests will continue to coincide with those of Janssen.

     Our rights to develop, manufacture and sell Reminyl for use in the treatment of Alzheimer's disease under the patents of Synaptech extend throughout the world but exclude North America, Korea, Taiwan, Thailand and Singapore. We have, in turn, entered into a sub-license with Janssen under which we granted Janssen exclusive rights to develop, manufacture and sell Reminyl for use in Alzheimer's disease in all territories licensed to us except the U.K. and the Republic of Ireland. We also have the right to reacquire the rights to sell Reminyl in one of a specified group of major European countries. Janssen has entered into a separate license agreement with Synaptech covering North America, Korea, Taiwan, Thailand and Singapore. Synaptech authorized us to enter into the above co-development agreement and the above sub-license agreement with Janssen, under which, among other things, we will receive royalties on sales of Reminyl by Janssen in the U.S.

     The co-development agreement and sub-license granted to Janssen may be terminated by Janssen on 90 days' notice. If Janssen exercises its right to terminate the license and co-development agreement under this provision, the licenses granted to Janssen terminate and Janssen is also obligated to transfer to us data and other information and responsibility for the management of continuing development and registrations of the product. The costs of ongoing studies will be shared by us and Janssen in the relevant proportions in the agreement for three months after the date of termination except for the costs payable for clinical trials, which will be shared until they can be properly terminated. Under the agreement we have the right to complete the registration of the products and seek alternative partners.

     We have had a continuing relationship with MacFarlan Smith Limited ("MS"), a subsidiary of Meconic plc, since October 1991 under which MS produces galantamine for use in our clinical trials. In June 1997, we concluded agreements with MS and Janssen for the procurement of daffodil bulbs by MS and the extraction from those bulbs of galantamine for use in the production of galantamine for commercial launch of the product. Under these arrangements, it is anticipated that MS will arrange for the production, planting and harvesting of daffodil bulbs during the next two years in sufficient quantities to provide the worldwide launch stock for the product and will also construct a plant to undertake the extraction of galantamine with an agreed maximum plant cost of (pound)7 million (approximately $11.2 million). Reciprocal arrangements have been concluded with Janssen, which will bear the entire cost other than a proportion relative to the supply of bulbs and product for sale by us in the U.K. and Ireland. These arrangements with MS may be terminated by us and Janssen.

Johnson Matthey--Foznol

     Johnson Matthey plc has applied in the U.S., Europe and elsewhere for patents for the use of lanthanum carbonate for the treatment or prevention of hyperphosphatemia. In February 1996, we entered into an agreement with Johnson Matthey under which Johnson Matthey granted to us an exclusive license agreement to develop, manufacture, use and sell Foznol worldwide. Under the license agreement, in return for an exclusive license expiring on the expiration of the relevant patent, we will pay an upfront payment and a royalty on sales of Foznol. We have consented to the assignment by Johnson Matthey of its patents to AnorMed Inc., a Canadian company, which is partially owned by Johnson Matthey. As part of these arrangements we amended the agreement and received an exclusive worldwide license to use Johnson Matthey's manufacturing know-how in return for up front payments and royalties.

Government Regulation

     The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S. and EU, including the FDA, the DEA and the Occupational Safety and Health Administration and in the U.K., principally the Medicines Control Agency ("MCA"). The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives and guidelines in the EU govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

     Regulatory approval will be required in the major markets in which we or our licensees seek to test or market products. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved and the stage of development.

     In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing before it can be used in humans, both in the laboratory and, until suitable alternative tests are found, in animals. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes.

     In the U.S., data, as described above, need to be submitted to the FDA as part of an Investigational New Drug ("IND") application which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I studies in human volunteers may commence only after this lack of objection. Prior regulatory approval for human volunteer studies is not required in the U.K., although the same level of testing will need to have been completed before we decide it is safe to proceed. Following successful completion of Phase I studies, data is then submitted in summarized format to the MCA as a clinical trial exemption application in support of a specific Phase II clinical study or program, and provided no objection has been received within a maximum of 63 days after receipt, the Phase II studies may commence. For any additional studies, Phase II and/or Phase III, further submissions to regulatory authorities are necessary, detailing results of previous trials, updating ongoing preclinical studies and describing full details of the proposed studies. Authorities may require additional data before allowing the studies to commence and could demand the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, the study must often be approved by an independent body. The exact composition and responsibilities of this body will differ from territory to territory. In the U.S., for example, each study will be conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. The U.K. equivalent of this body, the Ethics Committee, has a very similar approach. Other authorities around Europe and the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/ export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

     Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization, NDA or abbreviated NDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

     In order to gain marketing approval we must submit a dossier to the relevant authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the chemistry and pharmaceutical aspects of the product as well as the pre-clinical and clinical data. The FDA undertakes the review for the U.S.; in Europe the review may be undertaken by the European Medicines Evaluation Agency or an individual country's agency, followed by "mutual recognition" of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors; additional animal studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of the facility, review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects. After approval for the initial indication, further clinical studies are necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

     In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the Waxman-Hatch Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application. As a substitute for conducting full-scale preclinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the U.S. system.

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

     The DEA also controls the national production and distribution of Schedule II drugs in the U.S. by allocating production quotas based, in part, upon the DEA's view of national demand. As Schedule II drugs, the production and sale of our ADHD products are strictly controlled.

Third Party Reimbursement

     Our ability to market products depends in part on the extent to which healthcare providers pay at appropriate reimbursement levels for the cost of the products and related treatment. Third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmacoeconomic data to justify reimbursement practices. In the U.S., several factors outside of our control could significantly influence the purchase of pharmaceutical products including the trend toward managed health care, the growth of organizations such as health maintenance organizations and managed care organizations and legislative proposals to reform health care and government insurance programs. These factors could result in lower prices or a reduction in demand for our products. However, the prices of our products are fixed and determinable at the outset of each transaction we undertake with our customers, and therefore these factors would not impact the recording of our revenues in accordance with generally accepted accounting principles.

     Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of our products. Limits on reimbursement available from third-party payers may reduce the demand for our products.

Employees

     On December 31, 2000, we employed 1,023 individuals, 544 of whom were in sales and marketing, 148 of whom were in research and development, 202 of whom were in manufacturing and distribution, and 129 of whom were in general and administrative. In addition to our full and part time staff, we engage professional personnel on a consultancy basis and, from time to time, consultants and others on a per day or hourly basis. We believe that relations with our employees are satisfactory. None of our employees is represented by a labor union.

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

Financial Information about Foreign and Domestic Operations

     Financial information about Foreign and Domestic Operations is presented in
Note 20 to the Company's consolidated financial statements. See "Notes to the Consolidated Financial Statements - Note 20."

Risk Factors

As a specialty pharmaceutical company, the introduction of new products by competitors may impact on sales levels.

     The manufacture and sale of specialty pharmaceuticals is highly competitive. If any products are approved, that compete with one of our principal drugs, sales of our drugs will likely fall. Many of our competitors are large, well-known pharmaceutical, chemical and health care companies with considerably greater resources. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications. They may also have an improved likelihood of obtaining approval of drugs competing with those currently marketed or under development by us. The pharmaceutical industry is characterized by rapid product development and technological change. Our products could be rendered obsolete or uneconomical through the development of new products or technological advances in the cost of production or marketing by our competitors.

As a search and development company, the failure to secure new products for development may reduce the strength of the future pipeline.

     Our future results will depend, to a significant extent, upon our ability to in-license or acquire new products for development. Many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our products. The failure to in-license or acquire new products or to develop, on a commercially viable basis, new products would have a material adverse effect on our financial condition and results of operations.

As a sales and marketing company, the actions of governments, regulators and customers can affect the ability to sell or market products profitably.

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

     In addition, the purchase of pharmaceutical products could be significantly influenced by the following, which would result in lower prices and a reduced demand for our products:

     o    the trend toward managed health care in the U.S.;
     o legislative proposals to reform health care and government insurance programs; or
     o price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

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


The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to develop and market products.

     We have entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, we may not be able to renew or extend the agreement with the third party as interests may no longer coincide. In addition, we may not be able to obtain an alternative supplier for the necessary goods or services on commercially viable terms. Our development agreements generally are terminable upon the occurrence of events described in the agreements, such as the non-payment of royalties or the insolvency of one of the parties to the agreement, and, in some cases, upon notice. In such circumstances we may be unable to continue to develop or market our products as planned and could be required to abandon or divest a product line.

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

     The principal components of our products are active and inactive pharmaceutical ingredients and special packaging materials. Many of these components are available only from one supplier. We may not be able to establish or maintain good relationships with suppliers. Additionally, there is no assurance that suppliers will continue to exist or be able to supply ingredients that meet regulatory requirements. In the case of new and existing products, we are also subject to the risk that third party manufacturers will not be able to meet our need to supply market requirements for production in sufficient quantities.

We intend to explore acquisitions and, if we do not successfully integrate future acquisitions, we may have products or operations that do not yield any benefit.

     We intend to pursue business and product acquisitions that could complement or expand our operations. However, we may not be able to identify appropriate product acquisition candidates in the future. If a product acquisition candidate is identified, we do not know if we will be able to negotiate successfully the terms of the acquisition, finance the acquisition or integrate an acquired business or product into our existing operations. The negotiation and completion of potential acquisitions could cause diversion of management's time and resources. If we consummate one or more significant acquisitions through the issuance of ordinary shares or ADSs, holders of ordinary shares and ADSs could suffer significant dilution of their ownership interests.

If we are unable to meet the requirements of regulators in relation to a particular product, we may be unable to develop and market the product.

     Drug companies that manufacture or market drugs are required to obtain regulatory approval before marketing most drug products. Regulatory approval is generally based on the results of:

     o   preclinical testing;
     o   clinical data;
     o   manufacturing, chemistry and control data; and
     o   bioavailability.

     The clinical development, manufacture, marketing and sale of pharmaceutical products are subject to extensive regulation, including separate regulation by each country in the EU, the EU itself, and federal, state and local regulation in the U.S. Unanticipated legislative and other regulatory actions and developments concerning various aspects of our operations and products may restrict our ability to sell one or more of our products or to sell those products at a profit. The primary regulatory authorities which regulate our ability to manufacture and sell pharmaceutical products include the MCA in the U.K., the FDA and the DEA in the U.S. and the Health Protection Branch of the Ministry of Health in Canada.

     The generation of data is regulated and any generated data are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Required regulatory approvals may not be obtained in a timely manner, if at all. In addition, other regulatory requirements for any such proposed products may be met. Even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products. Regulatory authorities have the power to:

     o    revoke or suspend approvals of previously approved products;

     o require the recall of products that fail to meet regulatory requirements; and

     o close manufacturing plants that do not operate in conformity with current Good Manufacturing Practices and/or other regulatory requirements or approvals.

     Such delays or actions could affect our ability to manufacture and sell our products.

If we are unable to complete successfully clinical trials, our products will not receive authorization for manufacture and sale.

     Due to the complexity of the formulation and development of pharmaceuticals, we cannot be certain that we will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

     Before obtaining regulatory approvals for the commercial sale of each product under development, we must demonstrate through clinical trials that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe or the U.S. (including the U.K. MCA and the U.S. FDA) may require additional clinical trials, which could result in (a) increased costs and significant development delays, or (b) termination of a project as it would no longer be economically viable.

     The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrollment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which we share control over the planning and execution of product development with collaborative partners. We intend to continue to out-license a number of products and the clinical development of such out-licensed products would then be the responsibility of the licensee. We cannot be certain that if clinical trials are completed, either we or our collaborative partners will file for or receive required authorizations to manufacture and/or market potential products in a timely manner.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to our reputation, the withdrawal of the product and legal action for compensation.

     Our ability to sell any pharmaceutical products after the receipt of regulatory approval will depend in part on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of our products generally or those of our competitors could have an adverse effect on our ability to maintain and/or obtain regulatory approvals or successfully market our products. The future results of operations will also depend on continued market acceptance of our current products and the lack of substitutes that are cheaper or more effective.

     The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of litigation and product liability. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although we carry primary product liability insurance in the amount of (pound)100 million (approximately $150 million) per claim and (pound)100 million in the aggregate for the twelve month period on a claims-made basis, this coverage may not be adequate. This insurance does not include coverage for phentermine. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available.

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

     Changes in exchange rates, particularly those between the U.S. dollar and pound sterling will affect our results of operations. For the year ended December 31, 2000, approximately 20% of our revenue was earned in currencies other than U.S. dollars compared to approximately 38% of our expenses.

Any decrease in the sales of Adderall could significantly reduce our revenues.

     In 2000, sales of Adderall were approximately $213.9 million, representing approximately 41% of our revenues. Any factors that decrease sales or reduce production of Adderall would significantly reduce our revenues. These include:

     o    development of competitive pharmaceuticals (including a generic
          Adderall);
     o    technological advances;
     o    increased production costs;
     o    marketing or pricing actions by our competitors;
     o    changes in prescription writing practices;
     o the occurrence of adverse reactions to Adderall; o changes in reimbursement policies of third party payers;
     o    product liability claims;
     o    government action/intervention; or
     o    public opinion towards ADHD treatments.


Contracts, intellectual property patents and other agreements are used in all areas of operation of the business that may contain conditions that do not protect our position or that we cannot comply with.

     Contracts form the basis of agreement in many key activities such as mergers and acquisitions, suppliers and outsourcing, or product licensing and marketing. These contracts may contain conditions that impose duties on the parties involved or may fail to contain adequate conditions to protect our position. We may be unable to meet these conditions or may be unable to enforce other parties to comply. We may therefore suffer financial loss or penalty.

     An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, our success depends upon the ability of our collaborators and licensors to protect their own intellectual property rights.

Patents and patent applications covering a number of the technologies and processes owned or licensed to us have been granted or are pending in various countries, including the U.S. We intend to enforce vigorously our patent rights and believe that our collaborators intend to vigorously enforce patent rights they have licensed to us. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to our products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. Patent rights may be successfully challenged in the future.

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

     We have filed applications to register various trademarks for use in connection with pharmaceuticals and related laboratory services in the U.S. and intend to trademark new product names as they are developed. In addition, with respect to certain products, we rely on the trademarks of third parties. These trademarks may not afford adequate protection, or we and the third parties may not have the financial resources to enforce any rights under any of these trademarks. Our inability or the inability of these third parties to protect their trademarks because of successful third party claims to those trademarks could allow others to use our trademarks and dilute their value.

Throughout our business and particularly through the sale of our products, we may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation.

     Item 3 provides a summary of significant legal proceedings in which we are currently involved. Items of relevance in this section include:

Phentermine

     One particular legal action that has involved significant management time relates to the manufacture and sale of Phentermine. We are currently a defendant in both federal and state courts involved in cases that seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. In 171 of the suits in which we have been named as a defendant (of which 105 have been dismissed), the plaintiffs specifically alleged in the complaint or subsequent discovery that they used phentermine products manufactured or distributed by us. The lawsuits generally allege the following claims:

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

     We became involved with phentermine through our acquisition of certain assets of Rexar Pharmacal Corp. in January 1994. In addition to liability as a result of our own manufacturing and distributing of phentermine products, plaintiffs may seek to impose liability on us as a successor to Rexar. Class certification has been sought for certain of the claims made against us and the other defendants. In addition, pending federal lawsuits have been consolidated as a multidistrict litigation in the Eastern District of Pennsylvania.

     Over the last year, the extent of management time has reduced as we have been dismissed by the courts from a significant number of cases. Similarly, the number of cases where we are still incurring defense costs or where there is potential for compensation has been reduced. As of December 31, 2000, we had been named in approximately 3,729 cases. We have been dismissed from 2,178 of these cases with approximately 1,120 cases pending dismissal. If we are found liable in some or all of the outstanding lawsuits for damages in excess of our assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings.

     Legal expenses have been paid by our supplier, Eon Labs Manufacturing Inc. ("Eon"), or Eon's insurance carriers, but such insurance is now exhausted. Eon has agreed to defend and indemnify us in this litigation pursuant to an agreement dated November 30, 2000 between Eon and ourselves.

     On August 31, 2000, we entered into an agreement (the "Termination Agreement") with the former shareholders of Shire Richwood Inc. ("SRI"), pursuant to which the ordinary shares placed in escrow at the time of our purchase of SRI were released and the escrow agreement and the escrow fund were terminated. The escrow agreement with the SRI shareholders was initially established by Shire in anticipation of possible phentermine related claims against the Company. Under the terms of the Termination Agreement, monies in the approximate amount of $7 million were received by Shire and the escrow fund was terminated. The remaining shares were distributed to the former SRI shareholders.

     We have our own insurance up to a maximum of $3 million for lawsuits filed in the period to April 28, 1998, an additional $85 million of coverage put in place during 2000, and an unlimited indemnity given by Eon for phentermine it manufactured for us. We have already spent a substantial amount of resources in managing these lawsuits and will continue to do so.

Conflicting patent rights

     There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. These lawsuits relate to the validity and infringement of patents. The expense of defending lawsuits brought against us could cause us not to defend these suits and abandon the products. In the past, innovators of products which we are in the process of developing have filed patent infringement lawsuits challenging notices of non-infringement submitted as part of regulatory filings. These lawsuits may be brought by innovators against us or our collaborative partners while we or our collaborative partners pursue regulatory approvals for our products. The ultimate outcome of this type of litigation, if brought, may not be favorable. Our own patents may be subject to infringement by others. While we may pursue litigation in order to protect these rights, we may not be successful in these lawsuits. We are also required to certify to regulatory authorities, such as the FDA, when seeking approval of some of our products that the product does not infringe upon third party rights. A patent holder may challenge a notice of non-infringement or invalidity by filing suit for patent infringement within 45 days of receiving notice. This challenge, if made, would prevent regulatory approval in the U.S. until the suit were resolved or until at least 30 months had elapsed.

Any loss of key personnel could cause us subsequent financial loss.

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

ITEM 2: Properties

     The Company's worldwide headquarters are currently located at East Anton, Andover, Hampshire, England, which consist of an aggregate of 17,500 square feet of leased office space. The Company has the option to invoke a break clause on this lease in October 2001.

     In October 2000, we purchased the freehold of a new building located at Hampshire International Business Park, Chineham, Basingstoke, Hampshire. This consists of approximately 35,000 square feet and will be ready for occupation in March 2001. It will then become the new worldwide headquarters.

     In addition, we occupied the following principal premises as of December 31, 2000:



Location                         Use                                      Approximate                  Owned or Leased
                                                                        Square Footage

Rockville, Maryland              Office accommodation and                   44,500                          Leased
                                 laboratories

Rockville, Maryland              Office accommodation                       16,500                          Leased

Florence, Kentucky               Office accommodation and                   32,000                          Leased
                                 warehousing

Valley Stream, New York          Manufacturing facility and                  9,700                          Leased
                                 laboratories

Oakville, Ontario, Canada        Manufacturing facility and                 100,000                         Owned
                                 office accommodation

Buffalo Grove, Illinois          Distribution facility                      70,000                          Owned

Paris, France                    Office accommodation                        1,500                          Leased

Cologne, Germany                 Office accommodation                        3,000                          Leased

Madrid, Spain                    Office accommodation                        2000                           Leased

Florence, Italy                  Office accommodation                        2000                           Leased



     We also have Representative Offices in the Republic of Ireland, Singapore and New Jersey, U.S.

ITEM 3: Legal Proceedings

     As of December 31, 2000 we were named as a defendant in approximately 3,729 lawsuits, in both U.S. federal and state courts, which seek damages for, among other things, personal injury arising from certain products supplied for the treatment of obesity by us and several other pharmaceutical companies. See "Risk Factors - Throughout our business and particularly through the sale of our products, we may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation."

     In addition, we are from time to time party to litigation or other legal proceedings. Other than as discussed above, we are not a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.



ITEM 4: Submission of matters to a vote of security holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A: Executive Officers of the Registrant

     The directors and executive officers of the Company as of December 31, 2000 were as follows:

Name                         Age       Position

Dr James Cavanaugh           63        Non-executive Chairman

Rolf Stahel                  56        Chief Executive

Angus Russell                44        Group Finance Director

Dr Wilson Totten             45        Group Research and Development Director

Dr Barry Price               57        Senior Non-executive Director

Dr Bernard Canavan           65        Non-executive Director

Dr Zola Horovitz             66        Non-executive Director

Ronald Nordmann              59        Non-executive Director

Joseph Smith                 61        Non-executive Director

Mr John Spitznagel           59        Non-executive Director


The brief biographical details of the Directors are as follows:

Dr James Cavanaugh joined the Board on March 24, 1997 and was appointed as Non-executive Chairman with effect from May 11, 1999. Dr Cavanaugh is the President of HealthCare Ventures LLC. Formerly he was President of SmithKline & French Laboratories, the US pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation's clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the US for Health Affairs on the White House Staff in Washington, DC. He is a Non-executive Director of MedImmune Inc., Diversa Corporation and Versicor Inc.

Rolf Stahel joined Shire in March 1994 as Chief Executive from Wellcome plc where he worked for 27 years. From April 1990 until February 1994, he served as Director of Group Marketing reporting to the Chief Executive. A business studies graduate of KSL Lucerne, Switzerland, he attended the 97th Advanced Managers Program at Harvard Business School.

Angus Russell joined Shire on December 13, 1999 as Group Finance Director. Mr Russell worked for ICI, Zeneca and AstraZeneca for a total of 19 years. His last position was Vice President - Corporate Finance at AstraZeneca PLC, where he was responsible for financial input into mergers and acquisitions activities, management of tax, legal and finance structure, investor relations activities and the management of various financial risks. Prior to this, he held a number of positions within Zeneca Group PLC and ICI including Group Treasurer, Group Investor Relations Manager, Strategic Planner, Marketing Manager and management accounting roles in manufacturing and research and development operations. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand and is a member of the Association of Corporate Treasurers.

Dr Wilson Totten joined Shire in January 1998 as Group Research and Development Director. Dr Totten is a medical doctor and has wide experience in the pharmaceutical industry covering all phases of drug development. He has substantial experience in the field of central nervous system disorders. His last position was Vice President of Clinical Research and Development with Astra Charnwood where he served from 1995 to 1997, having previously worked for Fisons Pharmaceuticals from 1989 to 1995, and prior to that with 3M Health Care and Eli Lilly. He is a Non-executive Director of Keryx Biopharmaceuticals Inc.

Dr Barry Price joined the Board on January 24, 1996 having spent 28 years with Glaxo holding a succession of key executive positions with Glaxo Group Research. He is Chairman of Antisoma plc and also Biowisdom Ltd. He is also on the board of directors of Pharmgene plc and Chemunex S.A. Dr Price is Chairman of the Remuneration Committee.

Dr Bernard Canavan joined the Board as a Non-executive Director on March 11, 1999. Dr Canavan is a medical doctor. He was employed by American Home Products for over 25 years until he retired in January 1994. He was president of that corporation from 1990 to 1994, and prior to that was Chairman and Chief Executive Officer of American Home Products, Pharmaceutical Division, Wyeth-Ayerst Laboratories. Dr Canavan is a Director of Magainin Pharmaceuticals Inc. ,and 3-Dimensional Pharmaceuticals Inc. Dr Canavan is Chairman of the Audit Committee.

Dr Zola Horovitz, Ph.D. joined the Board on December 23, 1999 having previously served as a Director of Roberts Pharmaceutical Corporation since October 1996. Dr Horovitz has been self-employed as a consultant in the biotechnology and pharmaceutical industries since 1994. From 1959 to 1994 Dr Horovitz held various positions at Squibb Corporation and its successor corporation, Bristol-Myers Squibb & Co, including that of Vice President, Business Development and Planning. Dr Horovitz received undergraduate and masters degrees and a Ph.D. from the University of Pittsburgh. Dr Horovitz is also a Director of Avigen Inc., Diacrin Inc., Biocryst Pharmaceuticals, Inc., Palitin Technologies Inc., Magainin Pharmaceuticals Inc., Synaptic Inc. and 3-Dimensional Pharmaceuticals Inc.

Ronald Nordmann joined the Board on December 23, 1999 having previously served as a Non-executive Director of Roberts Pharmaceutical Corporation since May 1999 and has been a financial analyst in healthcare securities since 1971. From September 1994 to January 2000 he was an analyst and partner at Deerfield Management. He has held senior positions with PaineWebber, Oppenheimer & Co., F. Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert. Mr Nordmann received his undergraduate degree from The John Hopkins University and an M.B.A. from Fairleigh Dickinson University. Mr Nordmann is also a Director of Guilford Pharmaceuticals Inc., Global Health Associates, LLC and Boron, Lepore & Associates, Inc.

Joseph Smith joined the Board on December 23, 1999 having previously served as a Non-executive Director of Roberts Pharmaceutical Corporation since August 1998. From 1989 to 1997, Mr Smith served in various positions at Warner-Lambert Company, including President of Parke-Davis Pharmaceuticals and President of Shaving Products Division (Schick and Wilkinson Sword). Mr Smith previously held positions at Johnson & Johnson and served as President of Rorer Pharmaceutical Corporation. Mr Smith received his undergraduate degree from the University of Buffalo and an M.B.A. degree from the Wharton School of the University of Pennsylvania. Mr Smith is a Non-executive Director of Avanir Pharmaceuticals, Boron, Lepore & Associates, Inc., Web MD Corporation and Vivus, Inc.

John Spitznagel joined the Board on December 23, 1999 having previously served as President and Chief Executive Officer of Roberts Pharmaceutical Corporation since September 1997 and as a director since July 1996. He was Executive Vice President - Worldwide Sales and Marketing of Robertsfrom March 1996 to September 1997, having served as President of Reed and Carnrick Pharmaceuticals from September 1990 until July 1995. He previously served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. having held before that various sales, marketing and management positions in the industry. Mr Spitznagel is a Director of Boron, Lepore & Associates, Inc. and Questcor Pharmaceuticals, Inc. He received his undergraduate degree from Rider University and his M.B.A from Fairleigh Dickinson University.

                                     PART II

ITEM 5: Market for the Registrant's Common Equity and Related Stockholder
        Matters

Ordinary Shares

     Our ordinary shares are traded on the London Stock Exchange ("LSE"). The following table presents the per share closing mid-market quotation for our ordinary shares as quoted in the Daily Official List of the LSE for the periods indicated.

                                                     High                                      Low
                                                     ----                                      ---
                                       (pound) per Ordinary Share                (pound) per Ordinary Share
                                       --------------------------                --------------------------
Year ended December 31, 1999
1st Quarter                                          5.17                                      3.74
2nd Quarter                                          5.28                                      3.96
3rd Quarter                                          6.13                                      4.74
4th Quarter                                          7.34                                      5.59

Year ended December 31, 2000
1st Quarter                                         14.28                                      5.98
2nd Quarter                                         12.40                                      7.37
3rd Quarter                                         13.69                                     11.35
4th Quarter                                         14.92                                      9.53


The number of record holders of Ordinary Shares as of February 27, 2001 was as follows:

U.S. holders               79

Total                   8,705

American Depository Shares

     American Depository Shares (each representing three ordinary shares) evidenced by American Depository Receipts issued by Morgan Guaranty Trust Company of New York, as depository, are quoted on the Nasdaq National Market. As of February 13, 2001, the proportion of Ordinary Shares represented by American Depository Receipts was 26.51 % of the Ordinary Shares outstanding.

     The following table presents, for the quarters indicated, the high and low market quotations for the ADSs quoted on the Nasdaq National Market.


                                           High               Low
                                        $ per ADS          $ per ADS
                                        ---------          ---------
Year ended December 31, 1999
1st Quarter                               25.50              19.13
2nd Quarter                               26.00              18.88
3rd Quarter                               29.31              23.75
4th Quarter                               35.06              26.19

Year ended December 31, 2000
1st Quarter                               67.19              28.31
2nd Quarter                               59.75              33.19
3rd Quarter                               60.63              51.38
4th Quarter                               65.00              42.06

     The number of record holders of American Depository Shares in the United States as of February 27, 2001 was 407. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend Policy

     Historically, we have not paid any dividends. We do not anticipate paying any dividends on ordinary shares, or indirectly on ADSs, in the foreseeable future. As a matter of English law, we may pay dividends only out of our distributable profits, which are accumulated realized profits under U.K. GAAP, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 2000, we had an accumulated deficit of (pound)4.4 million (approximately $6.5 million). Future dividend policy will be dependant upon our distributable profits, our financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

ITEM 6: Selected Financial Data

     The results for the three periods ended December 31, 1998 have been restated to reflect the combined results of Shire and Roberts Pharmaceutical Corporation. The merger was accounted for as a pooling of interests. The selected consolidated financial data for the Company should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

                                                                     Years ended December 31,

                                                2000               1999               1998              1997               1996
                                               $'000              $'000              $'000             $'000              $'000
                                       -------------      -------------      -------------     -------------      -------------

Revenues                                     517,608            401,532            308,984           191,554            127,772
Operating expenses                          (395,344)          (477,600)          (285,748)         (277,395)          (183,086)
Income/(loss) from operations                122,264            (76,068)            23,236           (85,841)           (55,314)
Interest and other, net                       (6,076)            (2,868)               327             3,109              3,236
Income/(loss) from continuing
operations before taxes                      116,188            (78,936)            23,563           (82,732)           (52,078)
Income taxes                                 (40,017)           (16,062)            (2,991)           (1,420)             15,815
Income/(loss) from continuing
operations                                    76,171            (94,998)            20,572           (84,152)           (36,263)
Income from discontinued
operations, net of tax                             -                  -                  -                 -                556
Net income/(loss)                             76,171            (94,998)            20,572           (84,152)           (35,707)

Income/(loss) from continuing
operations per share - basic                  $ 0.30            $ (0.39)            $ 0.09           $ (0.45)           $ (0.31)
Income/(loss) from continuing
operations per share - diluted                $ 0.29            $ (0.39)            $ 0.08           $ (0.45)            $(0.31)
Net income/(loss) per share -
basic                                         $ 0.30            $ (0.39)            $ 0.09           $ (0.45)            $(0.31)
Net income/(loss) per share -
diluted                                       $ 0.29            $ (0.39)            $ 0.08           $ (0.45)            $(0.31)
Weighted average number of shares
outstanding - basic                          252,497            244,699            234,045           185,153            118,766

Weighted average number of shares
outstanding - diluted                        260,345            244,699            242,806           185,153            118,766
                                       -------------      -------------      -------------     -------------      -------------

Cash and cash equivalents                     46,598             54,082             52,973            59,868             96,056
Total assets                               1,004,732            887,763            873,605           664,930            435,338
Long-term debt                               126,364            126,314            126,774            10,327             10,639
Shareholders' equity                         752,759            587,284            663,314           565,920            361,365
                                       -------------      -------------      -------------     -------------      -------------

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The results for the year ended December 31, 1998 have been restated from prior periods to reflect the merger of Shire Pharmaceuticals Group plc and Roberts Pharmaceutical Corporation as if the merger had occurred on January 1, 1998.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

Results of Operations

Years Ended December 31, 2000 and 1999

Overview

     For the year ended December 31, 2000, total revenue increased by 29% to $517.6 million, compared to $401.5 million in fiscal 1999. This increase was primarily the result of an increase in product sales. Product sales in the U.S. continue to represent a significant percentage of worldwide sales, increasing to 83% in 2000 from 81% in 1999. Net income for the year ended December 31, 2000 was $76.2 million as compared to a net loss in 1999 of $95.0 million. The prior year results include approximately $97.1 million in non-recurring asset impairment and restructuring charges and $32.3 million for merger transaction expenses.

     The Company manages and controls the business on geographic lines. The three reportable segments are the U.S., Europe and the rest of the world. Additional information regarding segments is provided in Note 20 to the consolidated financial statements.

Product sales

The following table presents the Company's net product sales by operating segment:

    Product sales by segment                    2000        change          1999        change          1998
    ------------------------                    ----        ------          ----        ------          ----
                                                  $m             %            $m             %            $m
    U.S.                                         414       + 32.2%           314       + 38.3%           227
    Europe                                        61       + 10.2%            55       + 10.0%            50
    Rest of World                                 23       + 38.0%            16       + 13.0%            15
                                         -----------   -----------   -----------   -----------    ----------

    Total product sales                          498         29.3%           385         32.3%           292

                                             =======       =======       =======       =======       =======


For the year ended December 31, 2000, total product sales increased by 29% to $498.1 million, compared to $385.2 million in the prior year. Of the Company's total product sales, approximately 45% related to Adderall and DextroStat, the Company's products marketed in the U.S. for the treatment of ADHD. On a combined basis, these products increased their share of the total U.S. ADHD prescriptions written from 30.5% in December 1999 to 35.9% in December 2000.

Cost of sales

     For the year ended December 31, 2000 cost of sales amounted to 18% of product sales as compared to 24% in 1999. Overall, the higher margin products such as Adderall, Pentasa, and Agrylin have continued to grow at a faster rate than the lower margin products, contributing a higher proportion of sales in the year ended December 31, 2000 (65%) than in the preceding year (59%).

Research and development

     Research and development expenditure increased from $77.5 million in 1999 to $106.1 million in 2000, representing an increase of 37%. This increase reflects the significant portion of development projects at Phase II or later where development costs are higher. As a proportion of total revenues research and development expenditure is 21%.

Selling, general and administrative expenses

     Selling, general and administrative expenses, excluding the effects of a stock option compensation charge of $21.9 million (1999: $11.9 million), increased by $17.9 million from $130.9 million in 1999 to $148.7 million in fiscal 2000. As a percentage of product sales, selling, general and administrative expenses fell by 4% to 30%. Increases in sales and marketing expenses in the U.S., including the recruitment of new sales representatives in the fourth quarter of the year, have been more than offset by merger cost savings and a one off settlement from pending litigation with Rhone-Poulenc Rorer, Inc.

A significant component of selling, general and administrative expenses are depreciation and amortization charges, which increased from $28.6 million in 1999 to $30.5 million in 2000.

Interest income and expense

     In the year ended December 31, 2000 the Company received interest income of $6.2 million compared with $7.3 million in 1999. This decrease reflects the average cash balances held during the year. Cash and cash equivalents during the early part of 2000 were lower than in the comparative period because of the cash outflows associated with the Group's restructuring activities. Interest expense increased from $9.7 million in 1999 to $12.2 million in 2000, reflecting an increase in underlying rates of interest of approximately 1% and a full year's interest change on the convertible loan notes.

Income Taxes

     For the year ended December 31, 2000, income taxes increased $23.9 million from $16.1 million to $40.0 million. The Company's effective tax rate in 2000 was 29% (1999: 29%). The Company has recorded net deferred tax assets of approximately $33.3 million (December 31, 1999: $37.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Years Ended December 31, 1999 and 1998

Overview

     On December 23, 1999, Shire and Roberts merged in a tax-free exchange of shares. Shire exchanged 1.0427 ADSs for each common share of Roberts. This transaction was accounted for as a pooling of interests. Merger transaction expenses and merger related restructuring costs totaling $75.9 million are reflected in Shire's 1999 results of operations.

Total revenues

     For the year ended December 31, 1999, total revenue increased by 30% to $401.5 million, compared to $309.0 million in fiscal 1998. This increase was primarily the result of an increase in product sales.

Product sales

     For the year ended December 31, 1999, total product sales increased by 32% to $385.2 million, compared to $291.8 million in the prior year. Of the Company's total product sales, 39% related to Adderall and DextroStat for the treatment of ADHD. On a combined basis, these products increased their share of the total U.S. ADHD prescriptions written from 20.4% in December 1998 to 30.5% in December 1999.

     Other significant contributors to the increase in product sales in 1999 were the U.S. marketed products Pentasa, Carbatrol and Agrylin. The Company acquired Pentasa, licensed for the treatment of ulcerative colitis, in the second quarter of 1998, and recorded sales of $51.8 million in 1999 compared to $33.3 million in 1998. Carbatrol increased its share of the total U.S. extended release carbamazepine prescriptions written to 22.8% at December 31, 1999 from 8.5% in December 1998 and Agrylin sales grew 37% over 1998 to $32.6 million in 1999.

Cost of sales

     For the year ended December 31, 1999 cost of sales amounted to 24% of product sales as compared to 33% in 1998. The decrease in cost of sales percentage and corresponding increase in gross margin is attributable to an improved product mix to the faster growth of products with a higher gross margin.

Costs and expenses

     In 1999 the Company recorded charges totaling $135.2 million pre-tax for asset impairments ($48.5 million), merger-related transaction expenses ($32.3 million), restructuring ($43.6 million), loss on product dispositions ($5.8 million) and other charges ($5.0 million). These charges are disclosed separately within operating expenses in the consolidated statements of income.

     The Company recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the carrying value of those intangibles. The estimated fair value has been calculated using projected discounted cash flows of the products. Other asset impairments included the write off of inventory held for research and development work and duplicate equipment ($3.2 million), adjustments to the carrying value of the RiboGene investment to market value at the year end ($ 7.6 million), and write down of receivables to their estimated realizable value ($3.5 million).

     The components of the restructuring charge are as follows:

                                                  $m
     Employee termination costs                 37.9
     Property                                    5.7
                                             -------
                                                43.6
                                             =======

     In December 1999, the decision was made to close the Roberts' office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing Shire facility in Florence, Kentucky and to transfer the research and development activities to Shire's facility in Rockville, Washington. Similarly, Roberts' sales and marketing operation in the U.K. was combined with Shire's established operation in Andover, Hampshire. The office facility in Eatontown was closed as of April 28, 2000 while the U.K. duplicate facility was closed on March 10, 2000. The Company completed the sale of the Eatontown facility during the third quarter of 2000.

     As a result of the restructuring and elimination of duplicate facilities, the Company identified a number of sales and marketing, research and development and administrative positions to be terminated. These employees were notified of their termination prior to December 31, 1999. The employee termination costs consisted of payments for severance, medical and other benefits, outplacement counseling, acceleration of pension benefits and excise taxes. The Company completed the restructuring program during the fourth quarter of 2000, and the restructuring reserve of $43.6 million was fully utilized by December 31, 2000. Merger cost savings exceeded the Company's target of $20 million for the year ended December 31, 2000.

Research and development

     Research and development expenditure increased from $59.3 million in 1998 to $77.5 million in 1999, representing an overall increase of 31%. This increase reflects the significant portion of development projects at Phase II or later where development costs tend to be higher.

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

     As of December 31, 2000 and 1999, the Company had cash, cash equivalents and marketable securities of $186.3 million and $138.4 million, respectively which consisted of immediately available money market fund balances and investment grade securities.

Debt

     In 1998, the Company acquired the product rights to Pentasa. The majority of the purchase price was financed through a credit agreement between Roberts, Credit Suisse First Boston ("CSFB"), previously known as DLJ Capital Funding Inc. and various other lenders. Under this credit agreement, the merger of Shire and Roberts constituted a change of control which triggered the acceleration of the repayment of the principal amounts outstanding. On November 19, 1999, Roberts, Shire's U.S. subsidiaries and Shire entered into an agreement with CSFB to replace the existing credit agreement with a $250 million credit facility consisting of a $125 million five-year revolving credit facility and a $125 million five-year term loan facility. In connection with the credit facility, the Company is subject to certain affirmative and negative covenants and maintenance tests that require the Company to maintain a net minimum worth, a specified leverage ratio and a specific coverage ratio. At December 31, 2000 the Company satisfied the aforementioned covenants and maintenance tests.

Capital expenditure

     Capital expenditure in the year ended December 31, 2000 of approximately $28.4 million included the purchase of the Group's new head office facility in Basingstoke, Hampshire, U.K. for approximately $17.4 million.

     Capital expenditures in fiscal 1999 of approximately $4.8 million were principally for the upgrade and expansion of sales and administration functions. Expenditure in 1998 of approximately $13.9 million primarily relates to an upgrade of the manufacturing facility in Canada and significant investments in new computer hardware and software.

Product acquisitions

     In May 2000, the Company acquired certain European and Nordic rights to balsalazide, a treatment for ulcerative colitis, from Salix Pharmaceuticals Ltd. In the year ended December 31, 2000 the Company paid a total of approximately $15.9 million under the agreement which included $2.5 million by way of the issue of 160,546 new Shire ordinary shares.

     In November 2000, the Company acquired extended distribution and other ancilliary rights for ProAmatine from Nycomed for approximately $21 million, including the ending of royalty obligations to Nycomed which enhanced gross margins of this product.

Business combinations and divestitures

     During October and November 1999 the Company acquired the European sales and marketing subsidiaries from Fuisz Technologies Ltd. The operations located in France, Germany and Italy were acquired for approximately $39.5 million in cash. A substantial portion of the purchase price was allocated to intangible assets, which are amortized over 20 years.

     On December 23, 1999 Shire, and Roberts merged in a tax-free exchange of shares. This transaction was accounted for as a pooling of interests. Shire exchanged 1.0427 ADSs for each common share of Roberts. Merger transaction expenses and merger-related restructuring costs totaled $75.9 million. These charges are disclosed separately in operating expenses.

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

Foreign currency fluctuations

     The Group's parent company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the U.S. dollar and British pound. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income.

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

Year 2000

     The Company experienced no significant Year 2000 compliance issues and Year 2000 issues did not have a material effect on its business, results of operations, or financial condition.

Euro Conversion

     On January 1, 1999, the European Economic and Monetary Union ("EMU") introduced the Euro as the official currency of the 11 participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the Euro. There is a three year transition to the Euro, and at the end of 2001 the currency will come into circulation and national currencies will be withdrawn by July 2002.

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

     Shire has sales and marketing operations in the Republic of Ireland, France, Germany, Spain and Italy and therefore there may be some impact on the Company's business and competitive position as a result of the increased price transparency.

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

     o    Interest rate market risk

          The Company has cash and cash equivalents on which interest income is earned at variable rates.

          The Company also has a $250 million credit facility including a $125 million five-year revolving credit facility (including a $25 million letter of credit facility) and a $125 million five-year term loan facility. The applicable interest rate on the credit facility ranges between 0.5% and 1.5% over the prime rate of Credit Suisse First Boston or the Federal Funds Rate plus 0.5% or between 1.5% and 2.5% over the London Interbank Overnight rate, in each case depending on Shire's credit rating. The facility is secured by all material property owned by Shire and its subsidiaries and the capital stock of Shire's subsidiaries. If Shire's credit rating reaches specified levels, the facility will not be secured. The facility contains customary covenants and additional maintenance tests that require Shire to maintain a minimum net worth, a specified leverage ratio and a specified coverage ratio.

          The Company has no amounts due in respect of debt denominated in foreign currencies.

          As at December 31, 2000 and 1999 the Company had utilized the $125 million five-year term loan facility but no other amounts were drawn in respect of the remaining $125 million five-year revolving credit facility. The $125 million five-year term loan is repayable on December 23, 2004.

     o    Foreign exchange market risk

          The Group's parent company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly between the British pound and Canadian dollar against the U.S. dollar. The financial statements of foreign entities are translated using the accounting policies described in Note 1 of the Notes to the Consolidated Financial Statements. The exposure to foreign exchange market risk is managed by the Group's treasury function, using forecasts provided by the operating units.

     There have been no significant changes to the Company's exposure to market risks during the year ended December 31, 2000.

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

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III



ITEM 10: Directors and Executive Officers of the Registrant

The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to these sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 2001. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".



ITEM 11: Executive Compensation

Information pertaining to executive compensation is incorporated herein by reference to the section entitled "Election of Directors - Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May or June 2001.



ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May or June 2001.



ITEM 13: Certain Relationships and Related Transactions

Any information relating to this item is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May or June 2001.

                                     PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. Financial Statements and Financial Statement Schedules

     Reference is made to the Index of the Financial Statements and Financial Statement Schedules hereinafter contained (see F-1).

     3. Exhibits

     Reference is made to the Index of Exhibits herein contained (see E-1).

(b)  Reports on Form 8-K

     During the fourth quarter ended December 31, 2000, the following report on Form 8-K was filed by the Company with the Securities and Exchange
     Commission:

     Form 8-K (Item 5 - Other Events), date of earliest event reported December 11, 2000, with respect to a Merger Agreement with BioChem Pharma Inc.

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

                                       SHIRE PHARMACEUTICALS GROUP PLC

                                                          (Registrant)

                                               Date: February 27, 2001

                                                  By: /s/  Rolf Stahel

                                          Rolf Stahel, Chief Executive

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

Signature                                            Title                                     Date
---------                                            -----                                     ----

             /s/ James Henry Cavanaugh               Non-executive Chairman                    February 27, 2001
             -------------------------
               JAMES HENRY CAVANAUGH

                  /s/ Rolf Stahel                    Chief Executive                           February 27, 2001
                  ---------------
                    ROLF STAHEL

             /s/ Angus Charles Russell               Group Finance Director                    February 27, 2001
             -------------------------
               ANGUS CHARLES RUSSELL

             /s/ Joseph Wilson Totten                Group Research and Development            February 27, 2001
             ------------------------                Director
               JOSEPH WILSON TOTTEN

               /s/ Barry John Price                  Senior Non-executive Director             February 27, 2001
               --------------------
                 BARRY JOHN PRICE

                /s/ Bernard Canavan                  Non-executive Director                    February 27, 2001
                -------------------
                  BERNARD CANAVAN

             /s/ Zola Philip Horovitz                Non-executive Director                    February 27, 2001
             ------------------------
               ZOLA PHILIP HOROVITZ

            /s/ Ronald Maurice Nordmann              Non-executive Director                    February 27, 2001
            ---------------------------
              RONALD MAURICE NORDMANN

              /s/ Joseph Edward Smith                Non-executive Director                    February 27, 2001
              -----------------------
                JOSEPH EDWARD SMITH

             /s/ John Tetje Spitznagel               Non-executive Director                    February 27, 2001
             -------------------------
               JOHN TETJE SPITZNAGEL


                         SHIRE PHARMACEUTICALS GROUP PLC

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 2000

Consolidated Statements of Income for the years ended
December 31, 1998, 1999 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1998, 1999 and 2000

Notes to the Consolidated Financial Statements


Schedules

Schedule II, Valuation and Qualifying Accounts

                    Report of Independent Public Accountants

To the Shareholders of Shire Pharmaceuticals Group plc:

    We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


    We did not audit the financial statements for the year ended December 31, 1998 of Roberts Pharmaceutical Corporation, a company acquired during 1999 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Shire Pharmaceuticals Group plc and reflect total assets and total revenues of 60% and 57% respectively for the year ended December 31, 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Roberts Pharmaceutical Corporation for the year ended December 31, 1998, is based solely upon the report of the other public accountants.


    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other public accountants provide a reasonable basis for our opinion.


    In our opinion, based on our audit and the report of the other public accountants, the financial statements referred to above present fairly, in all material respects, the financial position of Shire Pharmaceuticals Group plc and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


Our audit opinion was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion based on our audit and report of the other public accountants, fairly states in all material aspects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen



Reading, England

February 14, 2001

                         Report of Independent Auditors


To the Board of Directors


Roberts Pharmaceutical Corporation

     We have audited the consolidated balance sheet of Roberts Pharmaceutical Corporation (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flow for the year ended December 31, 1998, which are not separately presented herein. Our audit also included the financial statement schedule of Roberts Pharmaceutical Corporation, not separately presented herein, listed in the Index at Item 14(a) of the Roberts Pharmaceutical Corporation Annual Report on Form 10-K/A. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

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


Ernst & Young LLP
MetroPark, New Jersey
February 16, 1999

                           CONSOLIDATED BALANCE SHEETS

                         (In thousands of U.S. dollars)

                                                                                   December 31,        December 31,
                                                                                           2000                1999
                                                                                          $'000               $'000
ASSETS
Current assets:
Cash and cash equivalents                                                                46,598              54,082
Marketable securities and other current asset investments                               139,745              84,344
Accounts receivable, net                                                                 93,830              59,018
Inventories, net                                                                         47,109              39,538
Deferred tax asset                                                                       26,971               5,312
Prepaid expenses and other current assets                                                 9,736               9,012
                                                                                   ------------        ------------
Total current assets                                                                    363,989             251,306

Investments                                                                               6,139               2,604
Property, plant and equipment, net                                                       49,685              37,484
Intangible assets, net                                                                  556,013             557,934
Deferred tax asset                                                                        6,298              31,799
Other assets                                                                             22,608               6,636
                                                                                   ------------        ------------
Total assets                                                                          1,004,732             887,763
                                                                                   ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                    1,448               9,608
Accounts and notes payable                                                               99,437             114,509
Other current liabilities                                                                10,528              48,703
                                                                                   ------------        ------------
Total current liabilities                                                               111,413             172,820
Long-term debt, excluding current installments                                          126,364             126,314
Other non-current liabilities                                                            14,196               1,345
                                                                                   ------------        ------------
Total liabilities                                                                       251,973             300,479
                                                                                   ------------        ------------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorized; and
257,088,451 shares issued and outstanding (1999: 244,519,024)                            21,035              20,063
Additional paid-in capital                                                              938,493             832,650
Accumulated other comprehensive losses                                                 (27,814)            (10,303)
Accumulated deficit                                                                   (178,955)           (255,126)
                                                                                   ------------        ------------
Total shareholders' equity                                                              752,759             587,284
                                                                                   ------------        ------------
Total liabilities and shareholders' equity                                            1,004,732             887,763
                                                                                   ------------        ------------


                        The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

         (In thousands of U.S. dollars, except share and per share data)

Years ended December 31,                                                                2000               1999               1998
                                                                                       $'000              $'000              $'000
                                                                                ------------       ------------       ------------
Revenues:
Product sales                                                                        498,092            385,203            291,785
Licensing and development                                                             14,147             10,772             11,821
Royalties                                                                              4,107              3,562              3,697
Other revenues                                                                         1,262              1,995              1,681
                                                                                ------------       ------------       ------------
Total revenues                                                                       517,608            401,532            308,984

Costs and expenses:
Cost of revenues                                                                      88,158             93,475             95,013
Research and development                                                             106,131             77,503             59,253
Selling, general and administrative (inclusive of stock option compensation charge of $21,914, $11,933 and $5,497 respectively)
                                                                                     201,055            171,386            131,702
Other charges:
Asset impairments and restructuring charges                                                -             97,132                  -
Merger transaction expenses                                                                -             32,279                  -
Loss/(profit) on sale of product rights                                                    -              5,825              (220)
                                                                                ------------       ------------       ------------
Total operating expenses                                                             395,344            477,600            285,748
                                                                                ------------       ------------       ------------
Operating income/(loss)                                                              122,264           (76,068)             23,236

Interest income                                                                        6,216              7,349              6,398
Interest expense                                                                    (12,187)            (9,742)            (6,511)
Other (expenses)/income                                                                (105)              (475)                440
                                                                                ------------       ------------       ------------
Total other (expenses)/income                                                        (6,076)            (2,868)                327
                                                                                ------------       ------------       ------------
Income/(loss) before income taxes                                                    116,188           (78,936)             23,563

Income taxes                                                                        (40,017)           (16,062)            (2,991)
                                                                                ------------       ------------       ------------
Net income/(loss)                                                                     76,171           (94,998)             20,572
                                                                                ------------       ------------       ------------
Net income/(loss) per share:
Basic                                                                                  $0.30            $(0.39)              $0.09
Diluted                                                                                $0.29            $(0.39)              $0.08
Weighted average number of shares:
Basic                                                                            252,497,255        244,698,721        234,044,732
Diluted                                                                          260,344,932        244,698,721        242,806,410


                        The accompanying notes are an integral part of these consolidated financial statements.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                (In thousands of U.S. dollars except share data)

                                                                                     Accumulated
                                                        Additional       Accumu-     other comp-         Total
                               Common     Common          paid-in         lated       prehensive     shareholders'
                                stock      stock          capital        deficit        losses           equity

                                $'000     no. shares       $'000          $'000          $'000           $'000
                             ----------- ------------   -------------  -------------  --------------  ---------------
Balances as of
December 31, 1997                 10,345      124,531         738,637      (180,666)         (2,396)          565,920
Net income                             -            -               -         20,572               -           20,572
Dividends paid by pooled
entity                                 -            -               -           (34)               -             (34)
Foreign currency translation
                                       -            -               -              -           (840)            (840)
Issuance of common stock
                                     905       10,861          57,110              -               -           58,015
Issuance of common stock by
pooled entity                          -            -           9,220              -               -            9,220
Issuance costs                         -            -         (2,124)              -               -          (2,124)
Options exercised                    475        5,700           3,607              -               -            4,082
Stock option compensation
                                       -            -           5,497              -               -            5,497
Tax benefit associated with
exercise of stock options

                                       -            -           3,006              -               -            3,006
                             ----------- ------------   -------------  -------------  --------------  ---------------
Balances as of
December 31, 1998                 11,725      141,092         814,953      (160,128)         (3,236)          663,314
Net loss                               -            -               -       (94,998)               -         (94,998)
Foreign currency translation
                                       -            -               -              -         (7,067)          (7,067)
Issuance of common stock
for acquisitions                   8,123      100,767         (8,123)              -               -                -
Issuance of common stock by
pooled entity                          -            -           8,615              -               -            8,615
Options exercised                    215        2,660           3,308              -               -            3,523
Stock option compensation
                                       -            -          11,933              -               -           11,933
Tax benefit associated with
exercise of stock options

                                       -            -           1,964              -               -            1,964
                             ----------- ------------   -------------  -------------  --------------  ---------------
Balances as of
December 31, 1999                 20,063      244,519         832,650      (255,126)        (10,303)          587,284





Net income                             -            -               -         76,171               -           76,171
Unrealized holding loss on
marketable securities
                                       -            -               -              -            (48)             (48)
Foreign currency translation
                                       -            -               -              -        (17,463)         (17,463)
Issuance of common stock
                                     137        1,843          11,720              -               -           11,857
Issue costs                            -            -         (3,385)              -               -          (3,385)
Options exercised                    835       10,726          44,812              -               -           45,647
Stock option compensation
                                       -            -          21,914              -               -           21,914
Tax benefit associated with
exercise of stock options

                                       -            -          30,782              -               -           30,782
                             ----------- ------------   -------------  -------------  --------------  ---------------
Balances as of
December 31, 2000                 21,035      257,088         938,493      (178,955)        (27,814)          752,759
                             ----------- ------------   -------------  -------------  --------------  ---------------



            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSSES)

                         (In thousands of U.S. dollars)


Years ended December 31,                                                        2000             1999             1998
                                                                               $'000            $'000            $'000
                                                                       -------------    -------------    -------------
Net income/(loss)                                                             76,171         (94,998)           20,572
Foreign currency translation adjustments                                    (17,463)          (7,067)            (840)
Unrealized holding (loss)/gain on marketable securities and
non-current investments                                                         (48)            (411)               96
                                                                       -------------    -------------    -------------
Comprehensive income/(loss)                                                   58,660        (102,476)           19,828
                                                                       -------------    -------------    -------------

There are no tax effects related to the items included above.


 The accompanying notes are an integral part of these consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands of U.S. dollars)


Years ended December 31,                                                            2000             1999              1998
                                                                                   $'000            $'000             $'000
                                                                              ----------       ----------        ----------
Cash flows from operating activities:
Net income/(loss)                                                                 76,171         (94,998)            20,572
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization                                                     30,475           28,598            25,249
Stock option compensation                                                         21,914           11,933             5,497
Tax benefit of stock option compensation, credited directly to equity
                                                                                  30,782            1,964             3,006
Non cash exchange gains and losses                                               (1,676)            (664)           (1,816)
(Gain)/loss on sale of fixed assets                                                    -            (828)                16
Loss on sale of intangible assets                                                  1,514            5,825                 -
Write-down of investment                                                               -            7,546                 -
(Increase)/decrease in accounts receivable                                      (54,433)           16,272          (20,566)
Increase in inventory                                                            (7,571)          (6,543)           (5,170)
Decrease/(increase) in deferred tax asset                                          3,842              743           (4,420)
Increase in accounts payable                                                      43,373           37,083            12,186
Reserve for restructuring charges                                               (83,608)           83,608                 -
                                                                              ----------       ----------        ----------
Net cash provided by operating activities                                         60,783           90,539            34,554
                                                                              ----------       ----------        ----------
Cash flows from investing activities:
(Investment in)/redemption of marketable securities                              (1,997)          (7,940)             3,825
Increase in cash placed on short term deposit                                   (53,404)          (4,677)          (35,664)
Purchase of long-term investment                                                 (3,591)                -          (10,000)
Purchase of subsidiary undertakings                                                    -         (32,000)                 -
Expenses of acquisition                                                          (1,461)                -             (551)
Net cash acquired with subsidiary undertakings                                         -            1,979                 -
Purchase of intangible assets                                                   (38,379)         (57,848)         (142,258)
Purchase of fixed assets                                                        (28,359)          (4,786)          (13,871)
Proceeds from sale of intangible fixed assets                                          -            6,575             1,033
Proceeds from sale of fixed assets                                                12,007            1,413                60
Collection on notes receivable                                                       766            7,195             1,751
                                                                              ----------       ----------        ----------
Net cash used in investing activities                                          (114,418)         (90,089)         (195,675)
                                                                              ----------       ----------        ----------



Cash flows from financing activities:
Long-term debt issued                                                                  -                -           125,000
Payments on long-term debt, capital leases and notes                             (8,110)         (11,499)          (11,708)
Payment of debt issuance costs                                                         -                -           (2,528)
Proceeds from issue of common stock, net                                           8,472            8,615            35,027
Proceeds from exercise of options                                                 45,647            3,523             4,082
Proceeds from issue of preferred stock                                                 -                -             4,494
Cash dividends paid                                                                    -                -             (150)
                                                                              ----------       ----------        ----------
Net cash provided by financing activities                                         46,009              639           154,217
                                                                              ----------       ----------        ----------
Effect of foreign exchange rate changes on cash and cash equivalents
                                                                                     142               20                 9
                                                                              ----------       ----------        ----------
Net (decrease)/increase in cash and cash equivalents                             (7,484)            1,109           (6,895)
Cash and cash equivalents at beginning of period                                  54,082           52,973            59,868
                                                                              ----------       ----------        ----------
Cash and cash equivalents at end of period                                        46,598           54,082            52,973
                                                                              ----------       ----------        ----------

Supplemental cash flow information:

Years ended December 31,                                                            2000             1999              1998
                                                                                   $'000            $'000             $'000
                                                                              ----------       ----------        ----------
Interest paid                                                                     12,156           11,612             3,948
Income taxes paid                                                                  6,650           11,356             5,285

Non cash activities:
Notes issued for product acquisitions                                                  -           11,800                 -
Notes received for sale of product rights                                              -                -               218
Common stock issued for product acquisitions                                       3,085                -            11,572
Common stock issued on conversion of zero-coupon note
                                                                                   8,772                -            14,042
Debt assumed on acquisition of subsidiaries                                            -            3,300                 -
Capitalized leases                                                                     -                -               131



 The accompanying notes are an integral part of these consolidated financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

     Shire Pharmaceuticals Group plc is an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, metabolic diseases, oncology and gastroenterology. The Company's principal products include Adderall, for the treatment of ADHD, Agrylin, for the treatment of thrombocythemia and Pentasa, for the treatment of ulcerative colitis.

     The Group has operations in the U.S., Europe and the rest of the world. Within these geographic operating segments, revenues are derived from three sources: sales of products by the Company's own sales and marketing operations, licensing and development fees, and royalties.

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

c) Revenue Recognition

     The Company's principal revenue streams and their respective accounting treatments are discussed below. This is in accordance with SAB 101, under which revenue is recognized when:

     o    there is persuasive evidence of an arrangement;

     o    delivery of products has occurred or services have been rendered;

     o    the seller's price to the buyer is fixed or determinable; and

     o    collectibility is reasonably assured.

     (i)      Product sales
              Revenue for the sales of products is recognized as net revenue upon shipment to customers. Provisions for certain rebates, product returns and discounts to customers are provided for as reductions to net revenue in the same period as the related sales are recorded.

     (ii)     Licensing and development fees
              Licensing and development fees represent revenues derived from license agreements and from collaborative research and development arrangements.

              Initial license fees are not considered to be separable from the associated research and development activities, even where such fees are non-refundable and not creditable against research and development services to be rendered. Initial license fees are thus deferred and recognized over the period of the license term or the period of the associated research and development agreement. In circumstances where initial license fees are not for a defined period, revenues are deferred and recognized over the period to the expiration of the relevant patent to which the license relates.

              Where licensing arrangements are accompanied by an equity subscription agreement, the series of transactions are accounted for as a multiple elements arrangement. Accordingly, the aggregate consideration is allocated to the two elements of the arrangement as described below.

              The fair value of the equity subscription is calculated as being the aggregate number of shares issued at the average of the opening and closing share prices on the date of issue.

              During the term of certain research and development agreements, the Company receives non-refundable milestones as certain technical targets are achieved. Revenues are recognized on achievement of milestones.

              The Company also receives non-refundable clinical milestones when certain targets are achieved during the clinical phases of development, such as the submission of clinical data to a regulatory authority. These clinical milestones are recognized when received. If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be received.

     (iii)    Royalty income
              Royalty income relating to licensed technology is recognized when receivable.

     Where applicable, all revenues are stated net of value added tax and similar taxes, trade discounts and intercompany transactions.

     No revenue is recognized for consideration, the value or receipt of which is dependent on future events, future performance, or refund obligations.

     The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which reemphasizes existing guidance related to revenue recognition, including criteria specified in the Financial Accounting Standard's Board (FASB) conceptual framework on timing of revenue recognition, and presentation and disclosure of revenue in the financial statements. SAB No. 101 was effective for the fourth quarter of 2000. The implementation of SAB No. 101 did not have a material impact on the Company's results of operations, cash flows or financial position.

d) Research and Development

     Research and development expenditures include funded and unfunded expenditures and are charged to operations in the period in which the expense is incurred. Milestones payable in respect of research and development work are charged to the income statement on achievement of those milestones.

e) Leased Assets

     The costs of operating leases are charged to operations on a straight line basis over the lease term, even if rental payments are not made on such a basis.

     Assets acquired under capital leases are included in the balance sheet as tangible fixed assets and are depreciated over the shorter of the period of lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest elements are charged to the income statement over the period of the leases to produce a level yield on the balance of the capital lease obligation.

f) Pensions

     The Group contributes to personal defined contribution pension plans of employees. Contributions are charged to the income statement as they become payable. These contributions are detailed in Note 22. Details of the supplemental Executive Retirement Plan operated by the Group are given in Note 22.

g) Finance Costs of Debt

     Finance costs of debt are recorded as a deferred asset and then amortized to the income statement over the term of the debt using the level yield method. Deferred financing costs relating to debt terminated early are written off to the income statement in that period.

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

i) Advertising Expense

     The Company expenses the cost of advertising as incurred. Advertising costs amounted to $6,810,000, $6,646,000 and $6,715,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

j) Foreign Currency

     Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into U.S. dollars at the rate of exchange ruling at the date of the transaction. Transaction gains and losses are recognized in arriving at operating income.

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

     Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years ended December 31, 2000, 1999, and 1998, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $67,000 loss, $880,000 loss and $457,000 gain, respectively.

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

n) Investments

     Investments which are accounted for under the cost method are stated at cost, less provisions for other than temporary impairment in value. Impairment is assessed by reference to the fair value of the securities as determined using established financial methodologies. Investments in equities with readily determinable market values are marked to market. The fair value of investments in private entities and non-traded securities of public entities are measured by valuation methodologies including discounted cash flows.

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

     Goodwill recognized in each significant business combination is being amortized over a period of five to 30 years on a straight line basis depending on the nature of the goodwill, and is evaluated periodically for realizability based on expectations of undiscounted cash flows and earnings from operations for each subsidiary having a material goodwill balance.

     The following factors are considered in estimating the useful lives. Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

     o regulatory and legal provisions, including the regulatory approval and review process, patent issues and actions by government agencies
     o the effects of obsolescence, changes in demand, competing products and other economic factors, including the development of competing drugs that are more effective clinically or economically
     o actions of competitors, suppliers, regulatory agencies or others that may eliminate current competitive advantages

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

Land and buildings                                            50 years
Office furniture, fittings and equipment                      4 to 5 years
Warehouse, laboratory and manufacturing equipment             4 to 5 years

     Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

q) Concentration of Credit Risk

     Revenues are mainly derived from agreements with major pharmaceutical companies and relationships with drug distributors. Significant customers are disclosed in Note 20(d). Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

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

     In June 2000, the FASB issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138 amends SFAS 133 to (a) exclude from the scope of SFAS No. 133 non financial assets that will be delivered in quantities expected to be used or sold by the company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures.

     The Company has reviewed it's existing contracts and has put procedures in place to monitor and evaluate transactions in accordance with FASB Statement No.
133. The Company does not believe the adoption of this statement will have a material impact on the results of operations or it's financial position going forward. There is no impact on the financial position as at December 31, 2000.

(2) Business Combinations and Reorganizations

Year ended December 31, 2000

     No significant acquisitions or dispositions of businesses took place during the year ended December 31, 2000.

     On December 11, 2000 the Company announced that it has entered into an agreement to merge with BioChem Pharma Inc. ("BioChem"), an international specialty pharmaceutical company based in Laval, Canada. It is intended that the merger will be achieved through an exchange of shares. The merger, which is expected to close in the second quarter of 2001, is subject to the approval of Shire and BioChem shareholders, the absence of any material change affecting BioChem, the accounting of the merger as a pooling of interests, the obtaining of regulatory approvals, and other customary terms and conditions.

Year ended December 31, 1999

(a) Acquisition of Laboratoires Murat S.A., Fuisz Pharma GmbH & Co KG and Istoria Farmaceutici S.p.A.

     On October 22 1999, the Company completed the acquisition of all the assets and liabilities of Laboratoires Murat S.A., Fuisz Pharma GmbH and the Cebutid trademark for $33 million, including the costs of acquisition. The purchase price consisted of $29.7 million in cash and the assumption of a $3.3 million liability due to Knoll AG.

     On November 17 1999, the Company completed the acquisition of all the assets and liabilities of Istoria Farmaceutici S.p.A. for $6.5 million, including the costs of acquisition. The purchase consideration was $6.5 million in cash. The above transactions provided Shire with marketing and distribution operations in France, Germany and Italy respectively. These acquisitions were accounted for using purchase accounting. Total goodwill of $22.4 million was recorded and is being amortized on a straight line basis over a period of 20 years, the expected economic life of the underlying assets acquired. The results of operations of the acquired subsidiaries have been included in the consolidated results of the Company since their respective dates of acquisition.

     The purchase price of $3.3 million for Laboratoires Murat S.A. was allocated as follows:

                                                       $'000
                                                     -------
Property, plant and equipment                             19
Intangible assets                                      1,073
Current assets                                         1,614
Accounts payable                                     (1,292)
                                                     -------
Net assets acquired                                    1,414
Goodwill                                               1,886
                                                     -------
Purchase consideration                                 3,300
                                                     -------

         $7.5 million was in respect of the Cebutid trademark.

     The purchase price of $22.2 million for Fuisz Pharma GmbH was allocated as follows:

                                                      $'000
                                                    -------
Property, plant and equipment                            23
Intangible assets                                     3,331
Current assets                                        1,891
Accounts payable                                    (1,108)
                                                    -------
Net assets acquired                                   4,137
Goodwill                                             18,063
                                                    -------
Purchase consideration                               22,200
                                                    -------

     The purchase price of $6.5 million for Istoria Farmaceutici S.p.A. was allocated as follows:

                                                   $'000
                                                 -------
Property, plant and equipment                        166
Intangible assets                                  3,268
Current assets                                     1,515
Accounts payable                                   (897)
                                                 -------
Net assets acquired                                4,052
Goodwill                                           2,448
                                                 -------
Purchase consideration                             6,500
                                                 -------


(b)      Merger with Roberts Pharmaceutical Corporation

     On December 23, 1999, the Company acquired 100% of the outstanding stock of Roberts Pharmaceutical Corporation ("Roberts") in exchange for 100,767,482 ordinary shares.

     This transaction was accounted for by the pooling of interests method. Following consummation of the transaction, the Company decided to restructure the enlarged business and accordingly recorded approximately $97.1 million in non-recurring asset impairment and restructuring charges. The accompanying consolidated financial statements have been retroactively restated to reflect the combined operations of Roberts and Shire as if the merger was consummated on January 1, 1998.


(c)      Dispositions

     On January 13, 1999 the Company disposed of its Indianapolis manufacturing plant for a net consideration after expenses of $1.5 million including a loan note of $0.5 million. A net gain of $0.8 million was recorded in the consolidated statement of income.

     During November 1999, the Company sold the product Tigan for $6.4 million. The Company recorded a loss on disposal of $5.8 million.

(d) Pro forma information

     The pro forma effect in 1999 and 1998 of the significant acquisitions if acquired on January 1, 1999 and January 1, 1998 respectively would have resulted in revenues, income before extraordinary items, net income and per share data as follows:

                                                    1999                 1998
                                                   $'000                $'000
                                            ------------         ------------
Revenues                                         417,948              330,346
(Loss)/income before extraordinary items        (95,463)               19,039
Net (loss)/income                               (95,463)               19,039

Net (loss)/income per share - basic              $(0.39)                $0.08
Net (loss)/income per share - diluted            $(0.39)                $0.08


Year ended December 31, 1998

There were no significant acquisitions or dispositions of businesses during the year ended December 31, 1998.


(3) Cash and Cash Equivalents

                                              December 31,         December 31,
                                                      2000                 1999
                                                     $'000                $'000
                                              ------------         ------------
Cash at bank and in hand                            46,598               54,082
                                              ------------         ------------


(4) Marketable Securities and Other Current Asset Investments

                                             December 31,         December 31,
                                                     2000                 1999
                                                    $'000                $'000
                                             ------------         ------------
Marketable securities                              46,000               44,003
Commercial paper                                   28,000               39,200
Institutional cash fund                            65,745                1,141
                                             ------------         ------------
                                                  139,745               84,344
                                             ------------         ------------

     There are no restrictions on the sale of marketable securities and no amounts have been pledged as collateral.

     There have been no significant changes in market value subsequent to December 31, 2000.

     The Company recorded realized losses on sales of marketable securities during the years ended December 31, 2000, 1999 and 1998 of $nil, $227,000 and $30,000.

     Unrealized holding gains and losses on available for sale marketable securities, as disclosed in the Statement of Comprehensive Income, amounted to $nil, $411,000 loss and $96,000 gain at December 31, 2000, 1999 and 1998 respectively.

     Maturity dates of marketable securities held at December 31, 2000 ranged from one to 3 months (December 31, 1999: three to 6 months).


(5) Accounts Receivable

                                          December 31,         December 31,
                                                  2000                 1999
                                                 $'000                $'000
                                          ------------         ------------
Trade receivables                               92,204               55,953
Notes receivable                                   334                  678
Other receivables                                1,292                2,387
                                          ------------         ------------
                                                93,830               59,018
                                          ------------         ------------

     Trade receivables included above are stated net of a provision for doubtful debts of $819,000 (December 31, 1999: $565,000). At December 31, 2000 other receivables were in respect of accrued royalty income. At December 31, 1999 other receivables included $1,144,000 of accrued royalty income. Notes receivable are in respect of the divestment of certain products.


(6) Inventory

                                          December 31,         December 31,
                                                  2000                 1999
                                                 $'000                $'000
                                          ------------         ------------
Finished goods                                  23,066               26,573
Work-in-process                                 11,776                6,389
Raw materials                                   12,267                6,576
                                          ------------         ------------
                                                47,109               39,538
                                          ------------         ------------


(7) Prepaid Expenses and Other Current Assets

                                         December 31,         December 31,
                                                 2000                 1999
                                                $'000                $'000
                                         ------------         ------------
Prepaid expenses                                3,807                6,621
Deferred financing costs                          500                1,098
Tooling costs                                   1,000                    -
Other current assets                            4,429                1,293
                                         ------------         ------------
                                                9,736                9,012
                                         ------------         ------------

     The deferred financing costs are in respect of the $125 million long-term loan (see Note 15 Long-term Debt) and are being amortized over the five-year term of the loan.

     Tooling costs are not currently being amortized as the manufacturing equipment to which they relate is not yet in use. It is anticipated that production will commence during 2001, and based on expected production volumes, approximately $1,000,000 of the costs are classified as current at December 31, 2000. The Company does not own the tools but has a non-cancellable right to use the tools during the contract period.

     Included within other current assets at December 31, 2000 is valued added tax recoverable of $1,899,000.


(8) Investments

                                         December 31,         December 31,
                                                 2000                 1999
                                                $'000                $'000
                                         ------------         ------------

RiboGene Inc.                                   2,604                2,604
Cortex Pharmaceuticals Inc.                       836                    -
D-Pharm Ltd                                     2,000                    -
CeNeS Pharmaceuticals plc                         699                    -
                                         ------------         ------------
                                                6,139                2,604
                                         ------------         ------------

     The Company has an investment in the convertible preferred stock of RiboGene, Inc., a drug discovery company targeting infectious diseases. The shares have no voting rights. One-third of the preferred stock is convertible at the option of the Company to common stock of RiboGene at each of the first three anniversary dates of the investment. The investment is classified as held to maturity.

     In April 2000, the Company entered into an option agreement with Cortex Pharmaceuticals Inc. under which Shire will evaluate the use of Cortex's Ampakine CX516 for the treatment of ADHD. Under the terms of the agreement, the Company will undertake a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. In exchange for the option, Cortex received approximately $0.8 million and issued common stock to Shire.

     In March 2000, the Company entered into a license agreement with D-Pharm Ltd, under which Shire has undertaken to develop and market DP-VPA for the treatment of epilepsy. DP-VPA, which Shire has designated SPD 421, is a unique new chemical analogue of valproic acid which has successfully completed Phase I studies. The terms of the agreement included an upfront fee payable to D-Pharm comprising cash and an equity investment, as well as clinical and commercial milestone payments. The cash payment was expensed as incurred in accordance with the Company's accounting policies. The equity investment has been recorded at cost.

     In December 2000, Shire signed a research, development and licensing agreement with CeNeS Pharmaceuticals plc for the development of CeNeS' dopamine D1 agonist program for the treatment of Parkinson's disease. Shire will make milestone payments and pay CeNeS royalties on products developed under the agreement. Shire has made an equity investment in CeNeS of approximately $0.7 million and will fund all development work.

     The Company recorded an unrealized holding loss of $48,000 in respect of non-current investments marked to market at December 31, 2000. This is shown in the Statement of Comprehensive income. There were no unrealized holding gains or losses at December 31, 1999 in respect of non-current investments.

(9) Property, Plant and Equipment

                                               December 31,         December 31,
                                                       2000                 1999
                                                      $'000                $'000
                                               ------------         ------------
Land and buildings                                   34,597               25,498
Office furniture, fittings and equipment             12,575               14,527
Warehouse, laboratory and manufacturing
equipment                                            13,272               10,595
                                               ------------         ------------
                                                     60,444               50,620
Less: Accumulated depreciation                     (10,759)             (13,136)
                                               ------------         ------------
                                                     49,685               37,484
                                               ------------         ------------

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $3,814,000 $4,243,000 and $3,281,000 respectively.

     Included within land and buildings at December 31, 2000 is a new office facility purchased for $17.4 million, which will become the Group's new worldwide headquarters effective from March 2001. The building, purchased in October 2000, has not been depreciated as it will not become operational until March 2001.

     Included within land and buildings at December 31, 1999 is approximately $12 million relating to the Company's Eatontown, New Jersey office facility that was classified as available for sale. The Company completed the sale of the Eatontown facility during the year ended December 31, 2000.

(10) Intangible Assets

                                              December 31,         December 31,
                                                      2000                 1999
                                                     $'000                $'000
                                              ------------         ------------
Intellectual property rights acquired              433,049              394,640
Goodwill arising on businesses acquired            222,865              238,897
                                              ------------         ------------
                                                   655,914              633,537

Less: Accumulated amortization                    (99,901)             (75,603)
                                              ------------         ------------
                                                   556,013              557,934
                                              ------------         ------------

     Included in intellectual property above is $15.9 million for the purchase from Salix Pharmaceuticals Ltd ("Salix") of the exclusive rights to balsalazide, a treatment for ulcerative colitis. The exclusive rights apply to certain European and Nordic countries. Under the terms of the agreement, the Company has undertaken to pay Salix up to a total of $24.0 million, including approximately $12.0 million in up-front fees and up to $12.0 million upon the achievement of certain milestones.

     In November 2000, the Company entered into an agreement with Nycomed Austria GmbH ("Nycomed") under which Shire extended the term of its exclusive distributor rights to the product ProAmatine in North America and the U.K. and Republic of Ireland, for approximately $21.1 million. Shire had previously marketed the product and paid Nycomed royalties on sales of ProAmatine. Under the terms of the agreement, Nycomed repaid all royalties received from Shire in respect of the year ended December 31, 2000 and has waived all rights to future royalties. The net cost to Shire of approximately $17.5 million is included as an addition to intangible assets in the year ended December 31, 2000.

     Other significant additions to intellectual property during the year ended December 31, 2000 included a gastrointestinal product purchased for marketing and distribution in Spain for approximately $4.8 million.

     Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $26,661,000 $24,355,000 and $21,968,000 respectively.

(11) Other Non-current Assets

                                       December 31,         December 31,
                                               2000                 1999
                                              $'000                $'000
                                       ------------         ------------
Notes receivable                                  -                  422
Deferred financing costs                      2,341                4,393
Tooling costs                                 3,218                    -
SERP investment                              16,115                    -
Other assets                                    934                1,821
                                       ------------         ------------
                                             22,608                6,636
                                       ------------         ------------

     The deferred financing costs and tooling costs represent the non-current portion of the total assets respectively. For further details see Note 7 "Prepaid Expenses and Other Current Assets" above.

     For further details of the SERP investment, see Note 22 "Retirement Benefits". The amount shown above is the gross asset represented by non-current marketable securities. A liability of approximately $13.6 million is included within Note 16 "Other Non-current Liabilities".


(12) Current Portion of Long-term Debt

                                             December 31,         December 31,
                                                     2000                 1999
                                                    $'000                $'000
                                             ------------         ------------
Current portion of notes payable                    1,448                9,573
Current portion of capital leases                       -                   35
                                             ------------         ------------
                                                    1,448                9,608
                                             ------------         ------------

(13) Accounts and Notes Payable

                                           December 31,         December 31,
                                                   2000                 1999
                                                  $'000                $'000
                                           ------------         ------------
Trade accounts payable                           39,755               31,540
Accrued expenses                                 59,682               79,520
Notes payable                                         -                3,449
                                           ------------         ------------
                                                 99,437              114,509
                                            -----------          -----------

     The notes payable at December 31, 1999 were in respect of the divestment of certain products and were repaid in full during the year ended December 31, 2000.The weighted average interest rate for these notes payable at December 31, 1999 was 6%.

(14) Other Current Liabilities

                                         December 31,         December 31,
                                                 2000                 1999
                                                $'000                $'000
                                         ------------         ------------
Income taxes payable                            4,263                6,727
Payable for termination of license
agreement                                         747                  806
Other accrued liabilities                       5,518               41,170
                                         ------------         ------------
                                               10,528               48,703
                                         ------------         ------------

     Included within other accrued liabilities at December 31, 2000 is $1,024,000 for value added taxes, $818,000 for social security liabilities, and $930,000 payable to Knoll AG related to the acquisition of the Fuisz subsidiaries (see Note 2 "Business Combinations and Reorganizations"). At December 31, 1999 other accrued liabilities primarily related to restructuring costs incurred as a result of the merger with Roberts Pharmaceutical Corporation.

(15) Long-term Debt

                                             December 31,        December 31,
                                                     2000                1999
                                                    $'000               $'000
                                             ------------        ------------
Notes payable                                     127,812             135,887
Less: current installments                        (1,448)             (9,573)
                                             ------------        ------------
                                                  126,364             126,314
                                             ------------        ------------

Capital leases payable                                  -                  35
Less: current installments                              -                (35)
                                             ------------        ------------

                                                        -                   -
                                             ------------        ------------
Total, less current liabilities                   126,364             126,314
                                             ------------        ------------


     Principal payments in each of the next five years and thereafter on long-term debt outstanding at December 31, 2000 amount to:

                                               December 31,
                                                       2000
                                                      $'000
                                               ------------
2001                                                  1,448
2002                                                  1,364
2003                                                      -
2004                                                125,000
2005                                                      -
Thereafter                                                -
                                               ------------
                                                    127,812
                                               ------------

$125 million five year term loan

     The Company entered into a $125 million five year term loan with Credit Suisse First Boston ("CSFB"), previously known as DLJ Capital Funding, Inc. on November 19, 1999. This loan replaced an existing $125 million loan facility in the name of Roberts Pharmaceutical Corporation that had been taken out to finance the acquisition of Pentasa in 1998. The new loan is in the name of the parent company, Shire Pharmaceuticals Group plc. The applicable interest rate ranges between 0.5 per cent and 1.5 per cent over the higher of the prime rate of CFSB or the Federal Funds Rate plus 0.5 per cent or between 1.5 per cent and
2.5 per cent over the London Interbank Overnight Rate (as adjusted in accordance with the loan agreement), in each case depending on Company's credit rating.

     All obligations under the facility are jointly and severally guaranteed by the Company and by its subsidiaries and are initially secured by all material property owned by the Company and its subsidiaries and the capital stock of the subsidiaries. If the Company's credit rating reaches specified levels, the facility will not be secured. The facility contains covenants and maintenance tests that require the Company to maintain a minimum net worth, a specified leverage ratio and a specified coverage ratio. At December 31, 2000 the Company satisfied the aforementioned covenants and maintenance tests.


$11.8 million Unsecured Convertible Zero Coupon Loan Note

     The Company financed the purchase of intellectual property relating to the manufacture of Adderall from Arenol Corporation by a total of $11.8 million in loan notes. On March 5, 1999 the Company issued a $5.8 million principal amount Unsecured Convertible Zero Coupon Loan note due July 30, 2001 (the "First Loan Note") and a $6.0 million principal amount Unsecured Convertible Zero Coupon Loan Note due July 30, 2004 (the "Second Loan Note"). Both loan notes are in the name of the parent company, Shire Pharmaceuticals Group plc. The agreement provides for the cancellation of certain specified amounts of the aggregate principal amount of the First Loan Note and of such amounts of the Second Loan Note on certain dates to the extent of certain indemnified losses or, to the extent that such amounts of the First Loan Note or the Second Loan Note (together "the Loan Notes") are not so cancelled, for their conversion into Ordinary Shares. The number of Ordinary Shares is calculated by dividing the amount not cancelled by the lower of

(pound)3.565 (approximately $5.75) and the midweek closing price of the Ordinary Shares on the London Stock Exchange on the relevant date. Translation from pounds sterling to U.S. dollars is made using the exchange rate on the relevant date. The Company issued 533,279, 560,076 and 541,478 Ordinary Shares on March 13, 2000, August 3, 2000 and November 6, 2000, respectively to Arenol Corporation (or its nominee broker) in consideration of the conversion of part of each of the Loan Notes in the Company.


(16) Other Non-current Liabilities

                                          December 31,         December 31,
                                                  2000                 1999
                                                 $'000                $'000
                                          ------------         ------------
Payable for termination of license
agreement                                          373                1,209
Other accrued liabilities                       13,823                  136
                                          ------------         ------------
                                                14,196                1,345
                                          ------------         ------------

     Other accrued liabilities at December 31, 2000 include $13,609,000 in relation to the SERP (see Note 22 "Retirement Benefits".


(17) Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

     o Cash and cash equivalents - carrying amount approximates fair value due to the short-term nature of these instruments.

     o Marketable securities and other current asset investments - the fair value of marketable securities is estimated based on quotes obtained from brokers.

     o Investments - non current investments with readily determinable market values are marked to market. The fair value of investments in private entities and non-traded securities are measured by valuation methodologies including discounted cash flows.

     o Accounts receivable - carrying amount approximates fair value due to the short-term nature of these instruments.

     o Accounts and notes payable - carrying amount approximates fair value due to the short-term nature of these instruments.

     o Long term debt - the fair value of long term debt is estimated based on the discounted future cash flows using currently available interest rates.

     The carrying amounts and corresponding fair values of financial instruments at December 31, 2000 and 1999 were as follows:

December 31, 2000
                                                  Carrying
                                                    Amount           Fair Value
                                                     $'000                $'000
                                              ------------         ------------
Financial assets:
Cash and cash equivalents                           46,598               46,598
Marketable securities and other current
asset investments                                  139,745              139,745
Investments                                          6,139                6,139

Financial liabilities:
Accounts and notes payable                          99,437               99,437
Long-term debt                                     127,812              127,812
                                              ------------         ------------



December 31, 1999
                                                 Carrying
                                                   Amount           Fair Value
                                                    $'000                $'000
                                             ------------         ------------
Financial assets:
Cash and cash equivalents                          54,082               54,082
Marketable securities and other
current asset investments                          84,344               83,933
Investments                                         2,604                2,604

Financial liabilities:
Accounts and notes payable                        114,509              114,487
Long-term debt                                    135,922              135,922
                                             ------------         ------------

     The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

(18) Leases and Other Commitments

(a) Leases

     The Company leases facilities, motor vehicles and certain office equipment under operating leases. The Company's commitments under the non-cancelable portion of all operating leases for the next five years and thereafter as of December 31, 2000 are as follows:

                                               December 31,
                                                       2000
                                                      $'000
                                               ------------
2001                                                  4,027
2002                                                  3,437
2003                                                  2,267
2004                                                  1,154
2005                                                    689
Thereafter                                            2,299
                                               ------------
                                                     13,873
                                               ------------

     Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounts to approximately $4,250,000 $3,155,000 and $1,555,000 for the fiscal years ended December 31, 2000, 1999 and 1998 respectively.


(b) Contingent liabilities

     Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of December 31, 2000, SRI was named as a defendant in approximately 3,729 lawsuits and had been dismissed from approximately 2,178 of these cases. There were approximately 1,120 additional cases pending dismissal as of December 31, 2000. In only 171 cases has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product and SRI has been dismissed from 105 of these cases as well. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

     Legal expenses have been paid by Eon Labs Manufacturing Inc. ("Eon"), the suppliers to SRI or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SRI in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SRI.

     On August 31, 2000 Shire entered into an agreement (the "Termination Agreement") with the former shareholders of SRI, pursuant to which the ordinary shares placed in escrow at the time of the purchase of SRI by Shire were released and the escrow agreement and the escrow fund were terminated. The escrow agreement with the SRI shareholders was initially established by Shire in 1997 in anticipation of possible phentermine related claims against the Company. Under the terms of the termination Agreement, monies in the approximate amount of $7 million were received by Shire and the escrow fund was terminated. The remaining shares were distributed to the former SRI shareholders.

     At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.


(19) Net Income/(Loss) per Share

     Basic net income/(loss) per share is based upon the income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per share is based upon income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

     The following table sets forth the computation for basic and diluted net income/(loss) per share:

Years ended December 31,                                                   2000                 1999                 1998
                                                                          $'000                $'000                $'000
                                                              -----------------    -----------------    -----------------
Numerator for basic and diluted net income/(loss) per
share                                                                    76,171             (94,998)               20,572
                                                              -----------------    -----------------    -----------------

                                                                  No. of shares        No. of shares        No. of shares

Weighted average number of shares                                   252,497,255          244,698,721          234,044,732
Basic
Effect of dilutive stock options                                      7,847,677                    -            8,761,678
                                                              -----------------    -----------------    -----------------
Diluted                                                             260,344,932          244,698,721          242,806,410
                                                              -----------------    -----------------    -----------------

Basic net income/(loss) per share                                         $0.30              $(0.39)                $0.09
Diluted net income/(loss) per share                                       $0.29              $(0.39)                $0.08
                                                              -----------------    -----------------    -----------------

     The calculation of weighted average number of shares for the year ended
December 31, 2000 does not include convertible debt because, after eliminating interest charged in the income statement from the numerator, the inclusion would be anti-dilutive.

     The calculation of weighted average number of shares for the year ended
December 31, 1999 does not include potentially dilutive stock options and convertible debt because their inclusion would be anti-dilutive in a loss-making year.


(20) Analysis of Revenue, Operating Income/(Loss), Assets and Reportable
     Segments

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

Year ended December 31, 2000                                                             Rest of
                                                          U.S.           Europe            World             Total
                                                         $'000            $'000            $'000             $'000

                                                     ---------         --------        ---------         ---------
Product sales                                          414,624           60,798           22,670           498,092
Licensing and development                                1,326           12,821                -            14,147
Royalties                                                  266            3,816               25             4,107
Other revenues                                              20                -            1,242             1,262
                                                     ---------         --------        ---------         ---------
Total revenues                                         416,236           77,435           23,937           517,608

Cost of revenues                                        53,393           23,601           11,164            88,158
Research and development                                69,252           36,799               80           106,131
Selling, general and administrative                    120,713           72,660            7,682           201,055
                                                     ---------         --------        ---------         ---------
Total operating expenses                               243,358          133,060           18,926           395,344
                                                     ---------         --------        ---------         ---------
Operating income/(loss)                                172,878         (55,625)            5,011           122,264
                                                     ---------         --------        ---------         ---------
Total assets                                           567,113          406,780           30,839         1,004,732
Long-lived assets                                       13,444           21,431           14,810            49,685
                                                     ---------         --------        ---------         ---------
Capital expenditure on long-lived assets
                                                         7,931           20,070              358            28,359
                                                     ---------         --------        ---------         ---------

Year ended December 31, 1999                                                             Rest of
                                                          U.S.           Europe            World             Total
                                                         $'000            $'000            $'000             $'000

                                                     ---------         --------        ---------         ---------
Product sales                                          313,582           55,194           16,427           385,203
Licensing and development                                1,097            9,675                -            10,772
Royalties                                                    -            3,562                -             3,562
Other revenues                                             517                -            1,478             1,995
                                                     ---------         --------        ---------         ---------
Total revenues                                         315,196           68,431           17,905           401,532

Cost of revenues                                        62,375           20,958           10,142            93,475
Research and development                                50,544           26,904               55            77,503
Selling, general and administrative                    108,682           55,986            6,718           171,386
Costs of restructuring                                  93,603            3,529                -            97,132
Merger transaction expenses                              9,312           22,967                -            32,279
Loss on sale of product rights                           5,825                -                -             5,825
                                                     ---------         --------        ---------         ---------
Total operating expenses                               330,341          130,344           16,915           477,600
                                                     ---------         --------        ---------         ---------
Operating (loss)/income                               (15,145)         (61,913)              990          (76,068)
                                                     ---------         --------        ---------         ---------
Total assets                                           546,849          313,113           27,801           887,763
Long-lived assets                                       19,003            2,656           15,825            37,484
                                                     ---------         --------        ---------         ---------
Capital expenditure on long-lived assets
                                                         2,621              768            1,397             4,786
                                                     ---------         --------        ---------         ---------
Year ended December 31, 1998

Product sales                                          226,988           50,261           14,536           291,785
Licensing and development                                  622           11,199                -            11,821
Royalties                                                    -            3,697                -             3,697
Other revenues                                             306                -            1,375             1,681
                                                     ---------         --------        ---------         ---------
Total revenues                                         227,916           65,157           15,911           308,984

Cost of revenues                                        67,889           19,378            7,746            95,013
Research and development                                27,556           31,647               50            59,253
Selling, general and administrative                     80,854           45,208            5,640           131,702
Profit on sale of product rights                         (220)                -                -             (220)
                                                     ---------         --------        ---------         ---------
Total operating expenses                               176,079           96,233           13,436           285,748
                                                     ---------         --------        ---------         ---------
Operating income/(loss)                                 51,837         (31,076)            2,475            23,236
                                                     ---------         --------        ---------         ---------
Total assets                                           542,799          307,309           23,497           873,605
Long-lived assets                                       25,653            2,764           14,265            42,682
                                                     ---------         --------        ---------         ---------
Capital expenditure on long-lived assets
                                                         4,902            1,201            8,665            14,768
                                                     ---------         --------        ---------         ---------

(d)  Material customers

     In the periods set out below, certain customers accounted for greater than 10% of total revenues:

Years ended December 31,           2000                1999                 1998
                           ------------        ------------         ------------
Customer A                      132,913             100,267               53,599
Customer B                       80,293              54,498               31,387
Customer C                       58,776              40,045               35,314


(21) Other Charges

Year ended December 31, 1999

     As a result of the acquisition of Roberts Pharmaceutical Corporation on December 23, 1999, which was accounted for as a pooling of interests, the Company recorded charges totaling $135.2 million pre-tax for asset impairments ($48.5 million), merger-related transaction expenses ($32.3 million), restructuring costs ($43.6 million), loss on product dispositions ($5.8 million) and other charges ($5.0 million). These charges are disclosed separately within operating expenses in the consolidated statements of income.

     The Company recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the value of those intangibles as compared with estimated undiscounted future cash flows of the products. Other asset impairments consisted of the write off of inventory held for research and development work and duplicate equipment ($ 3.2 million), adjustments to the carrying value of the RiboGene investment to market value at December 31, 1999 ($ 7.6 million), and write down of receivables to their estimated realizable value ($ 3.5 million).

     The components of the restructuring charge were as follows:

                                                     $m
Employee termination costs                         37.9
Property                                            5.7
                                            -----------
                                                   43.6
                                            -----------


     In December 1999, the decision was made to close the office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing facility in Florence, Kentucky and to transfer the research & development activities to Shire's facility in Rockville, Washington. Similarly, Roberts' sales and marketing operation in the U.K. was combined with Shire's established operation in Andover, Hampshire. The property at Eatontown was written down to its estimated fair value.

     As a result of the restructuring and elimination of duplicate facilities, the Company identified a number of sales and marketing, research and development and administrative positions to be terminated. These employees were notified of their termination prior to December 31, 1999. The employee termination costs consisted of payments for severance, medical and other benefits, outplacement counseling, acceleration of pension benefits and excise taxes. The Company completed the restructuring program during the fourth quarter of 2000, and the restructuring reserve of $43.6 million was fully utilized by December 31, 2000. Merger costs savings for the year ended December 31, 2000 exceeded the initial target of $20 million.


Year ended December 31, 1998

During the year ended December 31, 1998 a gain of $220,000 was credited to the income statement in respect of the disposition of certain products.


(22) Retirement Benefits

(a) Personal defined contribution pension plans

     The Company makes contributions to defined contribution retirement plans that together cover substantially all employees within the Group. For the defined contribution retirement plans, the level of company contribution is fixed at a set percentage of employee's pay.

     Company contributions to personal defined contribution pension plans totaled $2,580,000, $1,558,000 and $1,124,000 for the years ended December 31, 2000, 1999 and 1998 respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plan

     Roberts Pharmaceutical Corporation, a company with whom Shire merged in December 1999, operated a defined Supplemental Executive Retirement Plan (SERP) for certain U.S. employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

     As part of the restructuring of the Group following the merger, the SERP was closed to new members and contributions have ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18 million, the result of which is that the Company has no future liabilities under the plan.

     In accordance with EITF 97-14, the asset and liability of $16.1 million and $13.6 million respectively are shown on the balance sheet within the categories investments and other non current liabilities. See Notes 11 and 16 above.

(23) Income Taxes

The (provision)/benefit for income taxes consists of:

Years ended December 31,                                                   2000             1999             1998
                                                                          $'000            $'000            $'000
                                                                     ----------       ----------       ----------
Current
Federal                                                                (26,534)         (14,007)          (7,375)
State and foreign                                                       (9,641)          (1,556)              118
                                                                     ----------       ----------       ----------
Total current                                                          (36,175)         (15,563)          (7,257)
                                                                     ----------       ----------       ----------
Deferred
Federal                                                                 (4,268)            (622)            3,808
State and foreign                                                           426              123              458
                                                                     ----------       ----------       ----------
Total deferred                                                          (3,842)            (499)            4,266
                                                                     ----------       ----------       ----------
                                                                       (40,017)         (16,062)          (2,991)
                                                                     ----------       ----------       ----------


Years ended December 31,                                                   2000             1999             1998
                                                                          $'000            $'000            $'000
                                                                     ----------       ----------       ----------
Approximate net operating loss
carry-forwards against future federal tax liabilities
                                                                         60,451           40,418           43,089
                                                                     ----------       ----------       ----------
Approximate net operating loss carry-forwards against
future state and foreign tax liabilities
                                                                        146,933          185,458          150,572
                                                                     ----------       ----------       ----------


The tax losses shown above have the following expiration dates:

                                            December 31,
                                                    2000
                                                   $'000
                                            ------------
2002                                               1,885
2003                                               1,327
2004                                               3,100
2005                                              80,373
Available indefinitely                           120,699
                                            ------------
                                                 207,384
                                            ------------

     The losses stated above include approximately $78 million of state tax losses for which relief is available at state tax rates of approximately 3%.

     A comparison of the (provision)/benefit for income taxes as reported to a provision based on federal statutory rates and consolidated income before income taxes is as follows:

Years ended December 31,                                               2000              1999             1998
                                                                      $'000             $'000            $'000
                                                                 ----------        ----------       ----------

(Provision)/benefit at federal statutory rates                      (40,666)            27,628          (8,247)
Adjusted for:
Permanent differences                                                   669           (6,474)               18
Difference in taxation rates                                          9,100           (1,200)            1,300
Adjustment to prior year liabilities                                (1,950)             4,004                -
Goodwill amortization                                               (3,783)           (9,758)          (4,232)
Other                                                                 2,335             (337)            (464)
Valuation allowance                                                 (1,052)          (29,925)            8,634
                                                                 ----------        ----------       ----------
Provision for income taxes                                         (40,017)          (16,062)          (2,991)
                                                                 ----------        ----------       ----------

         An analysis of the deferred tax asset is as follows:

                                                                             December 31,         December 31,
                                                                                     2000                 1999
                                                                                    $'000                $'000
                                                                             ------------         ------------
Losses carried forward                                                             47,596               39,411
Amounts deductible when paid                                                       34,307               28,835
Valuation reserves and provisions                                                   7,100                3,259
Other                                                                               1,446                1,568
                                                                             ------------         ------------
                                                                                   90,449               73,073
Valuation allowance                                                              (37,014)             (35,962)
                                                                             ------------         ------------
Deferred tax assets                                                                53,435               37,111
Excess of tax value over book value of assets                                    (20,166)                    -
                                                                             ------------         ------------
Net deferred tax assets                                                            33,269               37,111
                                                                             ------------         ------------

     Valuation allowances against deferred tax assets have not been provided to the extent that it is more likely than not that future income and tax planning strategies will enable losses brought forward to be utilized.

     The income (loss) before taxes by tax jurisdiction is as follows:

Years ended December 31,             2000             1999             1998
                                    $'000            $'000            $'000
                              -----------      -----------      -----------
U.S.                               77,974         (33,924)           30,972
U.K.                             (37,577)         (33,996)            5,763
Other                              75,791         (11,016)         (13,172)
                              -----------      -----------      -----------
                                  116,188         (78,936)           23,563
                              -----------      -----------      -----------

(24) Stock Incentive Plans

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. In the years ended December 31, 2000, 1999 and 1998 the company recognized a charge under APB 25 of $21,914,000, $11,933,000 and $5,497,000 respectively. Had compensation for stock options awarded under the plans been determined in accordance with SFAS 123, the Company's net income/(loss) and per share data would have been changed to the pro forma amounts indicated below:


Years ended December 31,                 2000            1999           1998
                                        $'000           $'000          $'000
                                   ----------      ----------     ----------
Net income/(loss)
As reported                            76,171        (94,998)         20,572
Pro forma                              88,854       (106,246)         17,439

Income/(loss) per share
As reported - basic                     $0.30         $(0.39)          $0.09
As reported - diluted                   $0.29         $(0.39)          $0.08
Pro forma - basic                       $0.35         $(0.43)          $0.07
Pro forma - diluted                     $0.34         $(0.43)          $0.07

     The fair value of stock options used to compute pro forma net income/(loss) and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Years ended December 31,                2000            1999            1998
                                  ----------      ----------      ----------
Risk free interest rate          5.68%-6.58%     4.67%-6.25%     4.55%-6.57%
Expected dividend yield                   0%              0%              0%
Expected life                        4 years         4 years         4 years
Expected volatility                    64.2%           53.4%           53.2%

     Directors and employees have been granted options over ordinary shares under the following stock option plans: the Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme ("2000 Executive Scheme"), the Shire Holdings Ltd Share Options Scheme ("SHL Scheme"), the Imperial Pharmaceutical Services Ltd Employee Share Option Scheme (Number One) ("SPC Scheme"), the Pharmavene 1991 Stock Option Plan ("SLI Plan"), the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) ("Executive Scheme"), the Shire Pharmaceuticals Sharesave Scheme ("Sharesave Scheme"), the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan ("Stock Purchase Plan"), the Richwood Stock Options Plan ("Richwood Plan") and the Roberts Stock Option Plans ("Roberts Plan").

     On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision.

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

Executive Scheme: up to 5% of the issued ordinary share capital of the Company, in any period of ten years, subject to a limit of 2.5% in the period of four years following adoption of the Scheme and a limit of three per cent in any period of three calendar years.

Stock Purchase Plan: up to 21,000,000 ordinary shares.

The Company has granted options through December 31, 2000 under the various plans as follows:

                                                            Expiry period from date of
Scheme                            Number of options                   issue                      Vesting period
---------------                ------------------------    ----------------------------        -------------------
SHL Scheme                                       572,160      7 years, or 3 months after                    1 - 3 years
                                                                       end of employment

SPC Scheme                                        48,000      7 years, or 6 months after                        2 years
                                                                       end of employment

Executive Scheme                               6,080,083                        10 years            3 years, subject to
                                                                                                   performance criteria

2000 Executive Scheme                            484,248                        10 years            3 years, subject to
                                                                                                   performance criteria
Sharesave Scheme                                 210,999          6 months after vesting                   3 or 5 years

Stock Purchase Plan                               50,294              Automatic exercise                      27 months

Richwood Plan                                    747,067                         5 years    Immediate on acquisition by
                                                                                                                  Shire

Roberts Plan                                   1,047,809                         6 years    Immediate on merger with
                                                                                                                  Shire
                                ------------------------
                                               9,240,660
                                ------------------------

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and the related transactions during the periods then ended is presented below:

Year ended December 31, 2000                                                  Weighted
                                                                               average
                                                                              exercise                         Number of
                                                                               price $                            shares
                                                                        --------------             ---------------------
Outstanding at beginning of period                                                4.39                        17,637,142
Granted                                                                          16.17                         2,556,001
Exercised                                                                         4.19                      (10,726,407)
Forfeited/expired                                                                12.72                         (226,076)
                                                                        --------------             ---------------------
Outstanding at end of period                                                      7.42                         9,240,660
                                                                        --------------             ---------------------
Exercisable at end of period                                                      2.94                         3,632,373
                                                                        --------------             ---------------------

     All options granted under the Executive and 2000 Executive schemes were issued with exercise prices equivalent to the fair market value of the Company's common stock on the date of grant as these options were granted at market prices. 79,424 options were granted under the Sharesave Scheme at a price of (pound)8.56 (approximately $12.79). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

     The average fair value of options granted in the year ended December 31, 2000 is $16.26. For the years ended December 31, 1999 and 1998, the weighted average fair value equates to the weighted average exercise prices of $6.86 and $5.51 respectively as all options were granted at market prices.

Year ended December 31, 1999                        Weighted
                                                     Average
                                                    Exercise          Number of
                                                     price $             Shares
                                              --------------       ------------
Outstanding at beginning of period                      3.38         20,784,312
Granted                                                 6.86          2,952,734
Exercised                                               2.37        (4,552,618)
Forfeited/expired                                       4.90        (1,547,286)
                                              --------------       ------------
Outstanding at end of period                            4.39         17,637,142
                                              --------------       ------------
Exercisable at end of period                            3.92         13,001,439
                                              --------------       ------------

Year ended December 31, 1998                        Weighted
                                                     Average
                                                    Exercise          Number of
                                                     price $             Shares
                                              --------------       ------------
Outstanding at beginning of period                      2.30         21,002,886
Granted                                                 5.51          7,170,801
Exercised                                               1.32        (6,628,884)
Forfeited/expired                                       4.01          (760,491)
                                              --------------       ------------
Outstanding at end of period                            3.38         20,784,312
                                              --------------       ------------
Exercisable at end of period                            2.60          9,505,075
                                              --------------       ------------

     Options outstanding at December 31, 2000 have the following characteristics:


                                                                                                                  Weighted average
                                                Weighted                                                         exercise price of
    Number of options                           average       Weighted average exercise    Number of options   options exercisable
          outstanding                          remaining               price of options          exercisable
                            Exercise prices       life                      outstanding
    -----------------   -------------------   -------------         -------------------   ------------------   -------------------
              436,852     $0.45 - $0.46           0.3                  $0.45                         436,852                 $0.45
              980,669     $1.23 - $1.73           1.8                  $1.49                         980,669                 $1.49
              658,881     $2.30 - $2.84           2.0                  $2.61                         551,287                 $2.61
              939,611     $3.22 - $4.24           3.2                  $3.64                         923,148                 $3.64
            2,509,049     $5.06 - $6.75           4.4                  $5.32                         657,523                 $5.56
            1,218,394     $6.76 - $7.07           5.2                  $7.05                          82,894                 $6.78
              100,000     $7.97 - $10.72          6.4                  $9.48                               -                     -
            2,397,204    $12.79 - $19.72          6.6                  $16.21                              -                     -
    -----------------                          ---------            ------------            ----------------     -----------------
            9,240,660                             4.4                  $7.42                       3,632,373                 $2.94
    -----------------                          ---------            ------------            ----------------     -----------------

Quarterly Results of Operations (Unaudited)

     The following table presents summarized unaudited quarterly results for the years ended December 31, 2000 and 1999.

                                                 First               Second                Third               Fourth
                                                 $'000                $'000                $'000                $'000
                                              --------             --------             --------             --------
Revenues                                       118,978              123,812              137,815              137,003
Gross profit                                    98,073              103,132              112,004              116,241
Net (loss)/income                               (4,266)              19,371               23,213               37,853

Basic net (loss)/income per share               $(0.02)               $0.08                $0.09                $0.15
                                              --------             --------             --------             --------
Diluted net (loss)/income per
share                                          $(0.02)                $0.07                $0.09                $0.14
                                              --------             --------             --------             --------


                                                 First               Second                Third               Fourth
                                                 $'000                $'000                $'000                $'000
                                              --------             --------             --------             --------
Revenues                                        95,252               96,107              105,784              104,389
Gross profit                                    71,741               76,878               79,381               80,057
Net income/(loss)                               10,266                9,409                9,293             (123,966)

Basic net income/(loss) per share                $0.04                $0.04                $0.04               $(0.49)
                                              --------             --------             --------             --------


Diluted net income/(loss) per
share                                            $0.04                $0.04                $0.04               $(0.49)
                                              --------             --------             --------             --------


SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                   Balance at         Charged to         Charged to
Year ended                       beginning of         costs and          other                                 Balance at end
December 31, 2000                      period         expenses           accounts           Deductions         of period
                                        $'000              $'000              $'000              $'000              $'000
                                    ---------          ---------          ---------          ---------          ---------
Allowance for
uncollectables                            565                254                  -                  -                819
Allowance for
return goods                            9,079             11,344                  -            (8,544)             11,879
                                    ---------          ---------          ---------          ---------          ---------


                                   Balance at         Charged to         Charged to
Year ended                       beginning of         costs and          other                                 Balance at end
December 31, 1999                      period         expenses           accounts           Deductions         of period
                                        $'000              $'000              $'000              $'000              $'000
                                    ---------          ---------          ---------          ---------          ---------
Allowance for
uncollectables                            577                132                  -              (144)                565
Allowance for
return goods                            9,324              6,892                  -            (7,137)              9,079
                                    ---------          ---------          ---------          ---------          ---------

                                   Balance at         Charged to         Charged to
Year ended                       beginning of         costs and          other                                 Balance at end
December 31, 1998                      period         expenses           accounts           Deductions         of period
                                        $'000              $'000              $'000              $'000              $'000
                                    ---------          ---------          ---------          ---------          ---------
Allowance for
uncollectables                            479                432                  -              (334)                577
Allowance for
return goods                           10,003              6,367              (345)            (6,701)              9,324
                                    ---------          ---------          ---------          ---------          ---------

                         Consent of Independent Auditors



         We consent to the incorporation by reference in the Shire Pharmaceutical Group plc Registration Statements on Form S-8 (Nos. 333-09168 and 333-93543) of our report dated February 16, 1999, included in the Annual Report on Form 10-K/A of Roberts Pharmaceutical Corporation for the year ended December 31, 1998, and to the use of our report with respect to the consolidated financial statements of Roberts Pharmaceutical Corporation, as amended and not included herewith, in the Shire Pharmaceutical Group plc Annual Report (Form 10-K) for the year ended December 31, 2000.



                                                    /s/ Ernst & Young L.L.P.

MetroPark, New Jersey
February 23, 2001

                                                                 ARTHUR ANDERSEN



                    Consent of Independent Public Accountants



As independent public accountants we consent to the incorporation by reference in the registration statement on Form S-8 (File Nos. 333-09168 and 333-93543) of our report dated 14 February 2000, on our audits of the financial statements of Shire Pharmaceuticals Group plc as of December 31, 2000, 1999 and 1998 and for the periods then ended, and to the use of our report with respect to the financial statements of Shire Pharmaceuticals Group plc Annual Report (Form 10-K) for the year ended December 31, 2000.



/s/ Arthur Andersen


27 February 2001

Reading
England