Form 10-Q
period 2001-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2001-05-14
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

    Hampshire International Business Park, Chineham,
             Basingstoke, Hampshire, England                     RG24 8EP
        (Address of principal executive offices)                (Zip Code)

                                 44 1256 894 000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

              Class                  Outstanding at April 24, 20001
  Common Stock: Ordinary Shares               258,031,902

THE "SAFE HARBOR" STATEMENT UNDER SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) AND SECTION 27A OF THE SECURITIES ACT OF 1933 (AMENDED). The statements in this form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, the impact of competitive products, patents, and other risks and uncertainties, including those detailed from time to time in periodic reports, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                         SHIRE PHARMACEUTICALS GROUP PLC

                           CONSOLIDATED BALANCE SHEETS

         (In thousands of U.S. dollars, except share and per share data)

                             March 31, December 31,

                                                                               2001                  2000
                                                                        (Unaudited)
ASSETS                                                                  -----------           -----------
Current assets:
Cash and cash equivalents                                                    82,835                46,598
Marketable securities and other current asset investments                   142,553               139,745
Accounts receivable, net                                                     70,993                93,830
Inventories, net                                                             43,773                47,109
Deferred tax asset                                                           18,722                26,971
Prepaid expenses and other current assets                                    14,373                 9,736
                                                                       ------------          ------------
Total current assets                                                        373,249               363,989

Investments                                                                   5,756                 6,139
Property, plant and equipment, net                                           47,867                49,685
Intangible assets, net                                                      561,458               556,013
Deferred tax asset                                                            8,047                 6,298
Other assets                                                                 21,850                22,608
                                                                       ------------          ------------
Total assets                                                              1,018,227             1,004,732
                                                                       ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                        1,470                 1,448
Accounts and notes payable                                                   97,313                99,437
Other current liabilities                                                    19,765                10,528
                                                                       ------------          ------------
Total current liabilities                                                   118,548               111,413

Long-term debt, excluding current instalments                               126,436               126,364
Other long-term liabilities                                                  11,532                14,196
                                                                       ------------          ------------
Total liabilities                                                           256,516               251,973
                                                                       ------------          ------------
Shareholders' equity:
Common stock, 5p par value; 400,000,000 shares authorized; and
257,950,135 shares issued and outstanding (2000: 257,088,451)                21,097                21,035
Additional paid-in capital                                                  945,735               938,493
Accumulated other comprehensive losses                                     (52,121)              (27,814)
Accumulated deficit                                                       (153,000)             (178,955)
                                                                       ------------          ------------
Total shareholders' equity                                                  761,711               752,759
                                                                       ------------          ------------
Total liabilities and shareholders' equity                                1,018,227             1,004,732
                                                                       ------------          ------------


    The accompanying notes are an integral part of these financial statements

                         SHIRE PHARMACEUTICALS GROUP PLC

                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


                                                                                 3 months to               3 months to
                                                                              March 31, 2001            March 31, 2000
                                                                                ------------              ------------
Product sales                                                                        151,404                   113,165
Licensing and development                                                              3,041                     4,910
Royalties                                                                                921                       605
Other revenues                                                                           275                       298
                                                                                ------------              ------------
Total revenues                                                                       155,641                   118,978

Costs and expenses:
Cost of revenues                                                                      27,713                    20,905
Research and development                                                              27,165                    26,072
Selling, general and administrative (inclusive of stock option
compensation charge of $2,121 and $23,246 respectively)                               60,238                    66,046
Losses on disposal of assets                                                             607                         -
                                                                                ------------              ------------
Total operating expenses                                                             115,723                   113,023
                                                                                ------------              ------------
Operating income                                                                      39,918                     5,955

Interest income                                                                        2,536                     1,371
Interest expense                                                                     (2,801)                   (3,405)
Other expense                                                                        (1,668)                     (431)
                                                                                ------------              ------------
Total other expenses, net                                                            (1,933)                   (2,465)
                                                                                 -----------               -----------
Income before income taxes                                                            37,985                     3,490

Income taxes                                                                        (12,030)                   (7,756)
                                                                                ------------              ------------
Net income/(loss)                                                                     25,955                   (4,266)
                                                                                ------------              ------------

Net income/(loss) per share:
Basic                                                                                  $0.10                   ($0.02)
Diluted                                                                                $0.10                   ($0.02)

Weighted average number of shares:
Basic                                                                            257,390,769               246,672,276
Diluted                                                                          262,649,651               246,672,276



                         SHIRE PHARMACEUTICALS GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                                               3 months to      3 months
                                                                                March  31,    to   March
                                                                                      2001      31, 2000
                                                                                ----------    ----------
Cash flows from operating activities:
Net income/(loss)                                                                   25,955       (4,266)
Adjustments to reconcile net income/(loss) to net cash provided by/(used
in) operating activities:
Depreciation and amortization                                                        8,600         7,592
Stock option compensation                                                            2,121        23,246
Tax benefit of stock option compensation charged directly to equity                  3,090         1,072
Non cash exchange gains and losses                                                (10,311)         (151)
Loss on disposal of fixed assets                                                       607             -
Decrease/(increase) in accounts receivable                                          22,837      (16,671)
Decrease/(increase) in inventory                                                     3,336         (290)
Decrease in deferred tax asset                                                       6,500             -
(Increase)/decrease in prepayments and other current asset investments             (4,779)           683
Decrease in other assets                                                               758         1,578
Decrease in accounts and notes payable                                             (2,105)       (7,814)
Increase/(decrease) in other current liabilities                                     2,601      (39,938)
Decrease in other long term liabilities                                            (1,164)         (804)
                                                                                ----------    ----------
Net cash provided by/(used in) operating activities                                 58,046      (35,763)
                                                                                ----------    ----------
Cash flows from investing activities:
Redemption of marketable securities, net                                            46,000        31,687
Increase in cash placed on short-term deposit                                     (48,808)
                                                                                                 (5,363)
Expenses of acquisition of subsidiaries                                                  -         (212)
Purchase of intangible assets                                                     (18,335)             -
Purchase of fixed assets                                                           (1,544)       (1,935)
Collection on notes receivable                                                           -           520
                                                                                ----------    ----------
Net cash (used in)/provided by investing activities                               (22,687)        24,697
                                                                                ----------    ----------

Cash flows from financing activities:
Movements on long term debt                                                             94       (2,549)
Proceeds from issue of common stock                                                      -         3,033
Payment of stock issuance costs                                                       (16)       (3,385)
Proceeds from exercise of options                                                    2,109        27,192
                                                                                ----------    ----------
Net cash provided by financing activities                                            2,187        24,291
                                                                                ----------    ----------
Effect of foreign exchange rate changes on cash and cash equivalents               (1,309)             -
                                                                                ----------    ----------
Net increase in cash and cash equivalents                                           36,237        13,225
Cash and cash equivalents at beginning of period                                    46,598        54,082
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                          82,835        67,307
                                                                                ----------    ----------


                         SHIRE PHARMACEUTICALS GROUP PLC


              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                                          3 months to           3 months to
                                                                       March 31, 2001        March 31, 2000
                                                                         ------------          ------------
Net income/(loss)                                                              25,955               (4,266)
Foreign currency translation adjustments                                     (24,097)               (2,819)
Unrealized holding loss on non-current investments                              (210)                     -
                                                                         ------------          ------------
Comprehensive income/(loss)                                                     1,648               (7,085)
                                                                         ------------          ------------
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

The Company has not entered into any derivative contracts during the three months ended March 31, 2001 nor were any open as of December 31, 2000. Accordingly, there is no impact on results of operations for the three months ended March 31, 2001 or on the financial position as at March 31, 2001 following the adoption of this statement.

c) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2000 and notes thereto. The results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       Inventory

                               March 31,            March 31,
                                    2001                 2000
                                   $'000                $'000
                          --------------       --------------
Finished goods                    20,970               27,720
Work-in-process                   12,520                6,008
Raw materials                     10,283                6,100
                          --------------       --------------
                                  43,773               39,828
                          --------------       --------------

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

Three months ended March 31, 2001                                                            Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                              126,804           18,330            6,270            151,404
Licensing and development                                    2,085              956                -              3,041
Royalties                                                       60              358              503                921
Other revenues                                                   -                -              275                275
                                                        ----------       ----------       ----------         ----------
Total revenues                                             128,949           19,644            7,048            155,641
                                                        ----------       ----------       ----------         ----------

Cost of revenues                                            17,877            6,529            3,307             27,713
Research and development                                    19,916            7,188               61             27,165
Selling, general and administrative                         40,275           18,162            1,801             60,238
Losses on disposal of assets                                   591               14                2                607
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    78,659           31,893            5,171            115,723
                                                        ----------       ----------       ----------         ----------
Operating income/(loss)                                     50,290         (12,249)            1,877             39,918
                                                        ----------       ----------       ----------         ----------

Three months ended March 31, 2000                                                            Rest of
                                                              U.S.           Europe            World              Total
                                                             $'000            $'000            $'000              $'000
                                                        ----------       ----------       ----------         ----------
Product sales                                               93,102           15,243            4,820            113,165
Licensing and development                                    1,376            3,534                -              4,910
Royalties                                                       44              561                -                605
Other revenues                                                   3                -              295                298
                                                        ----------       ----------       ----------         ----------
Total revenues                                              94,525           19,338            5,115            118,978
                                                        ----------       ----------       ----------         ----------
Cost of revenues                                            12,955            5,730            2,220             20,905
Research and development                                    17,247            8,808               17             26,072
Selling, general and administrative                         26,138           37,795            2,113             66,046
                                                        ----------       ----------       ----------         ----------
Total operating expenses                                    56,340           52,333            4,350            113,023
                                                        ----------       ----------       ----------         ----------



Operating income/(loss)                                     38,185         (32,995)              765              5,955
                                                        ----------       ----------       ----------         ----------

4.  Net income/(loss) per share

Basic net income/(loss) per share is based upon the net income/(loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per share is based upon net income/(loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted net income/(loss) per share:

                                                                               3 months to      3 months to
                                                                            March 31, 2001   March 31, 2000
                                                                                     $'000            $'000
                                                                          ----------------  ----------------
Numerator for basic net income/(loss) per share                                     25,955          (4,266)
Interest charged on convertible debt, net of tax                                        44                -
                                                                          ----------------  ----------------
Numerator for diluted net income/(loss) per share                                   25,999          (4,266)
                                                                          ----------------  ----------------
Weighted average number of shares:                                           No. of shares    No. of shares
                                                                          ----------------  ----------------
Basic  - weighted average number of shares                                     257,390,769      246,672,276
Effect of dilutive stock options                                                 4,666,975                -
Convertible debt                                                                   591,907
                                                                                                          -
                                                                          ----------------  ----------------
Diluted - weighted average number of shares                                    262,649,651      246,672,276
                                                                          ----------------  ----------------
Basic net income/(loss) per share                                                    $0.10          $(0.02)
                                                                          ----------------  ----------------
Diluted net income/(loss) per share                                                  $0.10          $(0.02)
                                                                          ----------------  ----------------


The calculation of the diluted weighted average number of shares for the three months ended March 31, 2000 excludes the effects of dilutive stock options and convertible debt securities issued by the Company because these have an antidilutive effect on the calculation in a loss making period.

5. Consolidated statement of changes in shareholders' equity


                                                                                          Accumulated
                                    Common        Common      Additional                  other comp-        Total
                                     Stock        Stock        paid-in     Accumulat-ed    prehensive    shareholders'
                                    Amount      No. Shares     capital       deficit         losses          Equity
                                     $'000        000's         $'000         $'000          $'000           $'000
                                  ------------- ------------- ------------- ------------- -------------   -------------

As at January 1, 2001                  21,035       257,088       938,493     (178,955)        (27,814)         752,759
Net income                                  -             -             -        25,955               -          25,955
Foreign currency translation                -             -             -             -        (24,097)        (24,097)
Unrealized holding loss on
non-current investments                     -             -             -             -           (210)           (210)
Options exercised                          62           862         2,047             -               -           2,109
Issuance costs                              -             -          (16)             -               -            (16)
Stock option compensation                   -             -         2,121             -               -           2,121
Tax benefit associated with
exercise of stock options                   -             -         3,090             -               -           3,090
                                  ------------- ------------- ------------- -------------  -------------   -------------
As at March 31, 2001                   21,097       257,950       945,735     (153,000)        (52,121)         761,711
                                  ------------- ------------- ------------- -------------  -------------   -------------


6. Contingent liabilities

Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of March 31, 2001, SRI was named as a defendant in approximately 3,781 lawsuits and had been dismissed from approximately 3,439 of these cases. There were approximately 158 additional cases pending dismissal as of March 31, 2001. In only 42 cases in which SRI has been named as a defendant, has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended March 31, 2001, as compared with those for the three months ended March 31, 2000

Overview of financial results
Total revenues for the three months ended March 31, 2001 increased by 31 per cent to $155.6 million as compared to the three months ended March 31, 2000, primarily the result of a $38.2 million increase in product sales. The Company recorded first quarter net income of $26.0 million (Q1 2000: $4.3 million net loss).

Sales and marketing
Product sales of $151.4 million represented 97 per cent of total revenues, an increase of 34 per cent over first quarter 2000 product sales of $113.2 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 84 per cent in the three months ended March 31, 2001, compared to 82 per cent in the equivalent period last year.

The Company manages and controls the business on geographic lines. The following table presents the Company's net product sales by operating segment:

Product sales by segment      3 months to     3 months to
                           March 31, 2001  March 31, 2000

                                    $'000           $'000        % change

United States                     126,804          93,102            36.2
Europe                             18,330          15,243            20.3
Rest of World                       6,270           4,820            30.1
                             ------------    ------------    ------------
Total product sales               151,404         113,165            33.8
                             ------------    ------------    ------------


First quarter sales of Adderall, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $70.1million, representing growth of 29 per cent over the first quarter of 2000. Adderall had a 33.3 per cent share of the prescription market for ADHD in the U.S. in March 2001 compared to 29.7 per cent in March 2000. Adderall continues to be the brand leader in the U.S. market for ADHD.

Sales of Agrylin, the only U.S. product licensed for the treatment of essential thrombocythemia were $17.1 million, a 56 per cent increase over quarter one 2000 sales of $11.0 million. Sales in quarter one 2000 were slightly below trend due to wholesaler de-stocking. Shire achieved a scrip share of 20.4 per cent of the total U.S. Agrylin market, including Hydrea and generic hydroxyurea, in March 2001 compared to 14.3 per cent in March 2000.

Sales of Pentasa, licensed for the treatment of ulcerative colitis, at $14.4 million, were 39 per cent higher than the comparable period last year, when sales were below trend due to wholesaler de-stocking following a price increase in quarter four 1999. Pentasa had a 17.8 per cent share of the oral mesalamine/obsalazine market in March 2001 compared to 18.0 per cent in March 2000.

Carbatrol, one of the most widely used first line treatments for epilepsy, recorded sales growth of 72 per cent from sales of $5.6 million in the three months ended March 31, 2000 to $9.6 million in the three months ended March 31, 2001. This translates to 32.5 per cent of the U.S. extended release carbamazepine prescription market in March 2001, compared to 26.0 per cent in March 2000.

Licensing
Licensing and development fees in the three months ended March 31, 2001 fell by 38 per cent to $3.0 million compared to $4.9 million in the three months ended March 31, 2000. The decrease is mainly due to the reduction in development stage activities for Reminyl and hence the ending of reimbursement revenues for actual costs incurred on raw materials. Royalties increased by $0.3 million to $0.9 million.
Cost of sales and operating expenses
Gross margin on product sales, at 82 per cent, was consistent with the same period last year. This is reflected in the product mix as the higher margin products, Adderall and Agrylin, represented approximately 57 per cent of total product sales in the three months ended March 31, 2001 and 2000.

R&D expenditure increased 4 per cent to $27.2 million (Q1 2000: $26.1 million). R&D expenditure in first quarter 2001 represented 17 per cent of revenues compared to 22 per cent in first quarter 2000 when costs were particularly high due to an upfront payment for the in-licensing of SPD 421 from D-Pharm Ltd. The relatively low R&D to revenue ratio in first quarter 2001 is also affected by the phasing of project costs.

Selling, general and administrative expenses, excluding the effects of a minor stock option compensation charge of $2.1 million (Q1 2000: $23.2 million), increased by 36 per cent to $58.1 million (Q1 2000: $42.8 million). This increase reflects the growth in the US sales force since first quarter 2000 and increased marketing activities in respect of the anticipated launch of Adderall XR. As a percentage of product sales, selling, general and administrative costs represented 38 per cent, consistent with first quarter 2000.

A significant component of selling, general and administrative expenses are depreciation and amortization, which increased by 13 per cent to $8.6 million (Q1 2000: $7.6 million). This increase is attributable to the purchase of several new products since March last year.

Income taxes
For the three months ended March 31, 2001 income taxes increased $4.2 million from $7.8 million to $12.0 million. The Company's effective tax rate before the stock compensation charge was 30 per cent for the three months ended March 31, 2001 (Q1 2000: 29 per cent). The Company has recorded net deferred tax assets of $26.8 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

At March 31, 2001, the Company had net cash funds available as follows:


                                                                          March 31,         December 31,
                                                                               2001                 2000
                                                                              $'000                $'000
                                                                     --------------       --------------
Cash and cash equivalents                                                    82,835               46,598
Marketable securities and other current asset investments                   142,553              139,745
Debt                                                                      (127,906)            (127,812)
                                                                     --------------       --------------
Net cash                                                                     97,482               58,531
                                                                     --------------       --------------


Net cash provided by operating activities in the three months ended March 31, 2001 was $58.0 million compared to a cash outflow of $35.8 million in the three months to March 31, 2000. Cash payments in respect of restructuring and merger related expenses following the acquisition of Roberts Pharmaceutical Corporation in December 1999 were a major contributor to the outflow in first quarter 2000.

Investing activities utilized $22.7 million, which mainly comprised acquisitions of new products ($18.3 million) and tangible fixed assets ($1.5 million), and a net $2.8 million increase in cash placed on deposit.

Financing activities provided $2.2 million, which mainly comprised proceeds from the exercise of stock options.


Capital expenditure
Capital expenditure in the three months to March 31, 2001 included $1.5 million for tangible fixed assets, mainly related to the Company's new head office facility purchased in quarter four 2000, and $18.4 million for new products to be marketed by the Group's Spanish and Italian operations.

Other matters
On December 11, 2000 the Company announced that it had entered into an agreement to merge with BioChem Pharma Inc., the merger to be achieved through an exchange of shares. Each of the resolutions considered at the Company's Extraordinary Meeting of Shareholders on March 29, 2001 were duly passed and gave the Board approval to complete the merger upon satisfaction of all conditions. The Company received notification on May 8, 2001 from the Minister of Industry, the minister responsible for the Investment Canada Act, that the merger has been approved. The merger became effective on May 11, 2001.

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company's market risk exposure since December 31, 2000. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 contains a detailed discussion of the Company's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently a defendant in both federal and state courts involved in cases that seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by us and several other pharmaceutical companies. We have been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexfenfluramine. There are 42 suits in which we have been named as a defendant, where the plaintiffs specifically alleged in the complaint or subsequent discovery that they used phentermine products manufactured or distributed by us. The lawsuits generally allege the following claims:

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

Over the last year, the extent of management time has reduced as we have been dismissed by the courts from a significant number of cases. Similarly, the number of cases where we are still incurring defense costs or where there is potential for compensation has been reduced. As of March 31, 2001, we had been named in approximately 3,781 cases. We have been dismissed from 3,439 of these cases with approximately 158 cases pending dismissal. If we are found liable in some or all of the outstanding lawsuits for damages in excess of our assets, we would be required to consider reorganizing and seeking protection in bankruptcy or initiating insolvency proceedings.

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

Legal expenses have been paid by our supplier, Eon Labs Manufacturing Inc. ("Eon") or Eon's insurance carriers, but such insurance is now exhausted. Eon has agreed to defend and indemnify us in this litigation pursuant to an agreement dated November 30, 2000 between ourselves and Eon.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Extraordinary General Meeting of Shareholders was held on March 29, 2001. The following resolutions were adopted by the margins indicated:

Ordinary resolution to approve the Company's merger with BioChem Pharma Inc., to increase the authorized share capital of the Company, to grant authority to the Directors to allot such share capital and to create new Special Voting Shares which attach certain rights and restrictions to those shares.

         For        Against        Open        Abstentions
     115,010,174    412,946       261,602       3,641,875


Special resolution to increase the Director's powers to allot equity shares for cash, free of the pre-emption rights conferred by the Companies Act 1985.

        For         Against          Open         Abstentions
     116,835,752    497,137         171,978        1,821,730


ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the first quarter ended March 31, 2001, the following reports on Form 8-K were filed by the Company with the Securities and Exchange
         Commission:

         Form 8-K (Item 7 - Financial Statements and Exhibits), date of earliest event reported February 15, 2001, with respect to Pro Forma Financial Data filed in relation to the Company's proposed merger with BioChem Pharma Inc.

         Form 8-K (Item 5 - Other Events), date of earliest event reported May 4, 2001, with respect to announcement of first quarter results.

         Form 8-K (Item 5 - Other Events), date of earliest event reported May 9, 2001, with respect to first quarter results and BioChem merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)





Date:    14, May 2001               By:  /s/  Angus C Russell
                                         -------------------------------
                                         Group Finance Director





Date:    14, May 2001               By:  /s/ Rolf Stahel
                                         -------------------------------
                                         Chief Executive