Form 10-Q
period 2001-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2001-08-13
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Quarter Ended June 30, 2001

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
                                                          Yes  X    No  _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

            Class                         Outstanding at July 31, 2001

Common Stock: Ordinary Shares                     473,372,437

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
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)

                                                                                        June 30,          December 31,
                                                                                            2001                  2000
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                 72,988                93,266
Marketable securities and other current asset investments                                230,337               370,425
Accounts receivable, net                                                                 124,981               144,175
Inventories, net                                                                          48,104                49,612
Deferred tax asset                                                                         6,641                26,990
Prepaid expenses and other current assets                                                 26,639                11,385
                                                                                    ------------          ------------
Total current assets                                                                     509,690               695,853

Investments                                                                               60,307                74,314
Property, plant and equipment, net                                                       114,495               131,224
Intangible assets, net                                                                   560,691               578,436
Net assets of business transferred under contractual arrangements                          3,934                35,850
Deferred tax asset                                                                        12,860                 6,543
Other assets                                                                              24,109                26,275
                                                                                    ------------          ------------
Total assets                                                                           1,286,086             1,548,495
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      4,518                81,811
Accounts and notes payable                                                               170,985               113,446
Other current liabilities                                                                  3,342                32,593
                                                                                    ------------          ------------
Total current liabilities                                                                178,845               227,850

Long-term debt, excluding current instalments                                              4,057               132,063
Other long-term liabilities                                                               12,439                14,196
                                                                                    ------------          ------------
Total liabilities                                                                        195,341               374,109
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; and
461,391,822 shares issued and outstanding (2000: 257,088,451)                             35,518                21,035
Exchangeable shares: 10,038,008 shares issued and outstanding (2000:
nil)                                                                                     459,880                     -
Additional paid-in capital                                                               783,185             1,228,705
Accumulated other comprehensive losses                                                  (90,307)              (60,550)
Accumulated deficit                                                                     (97,531)              (14,804)
                                                                                    ------------          ------------
Total shareholders' equity                                                             1,090,745             1,174,386
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                             1,286,086             1,548,495
                                                                                    ------------          ------------

The balance sheet as at December 31, 2000 has been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations. The accompanying notes are an integral part of these financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


                                                  3 months to      3 months to       6 months to     6 months to
                                                June 30, 2001         June 30,              June            June
                                                                          2000               30,              30,
                                                                                            2001             2000
                                                 ------------     ------------      ------------     ------------
Product sales                                         171,705          121,363           325,871          237,240
Licensing and development                                 244            4,371             3,286            9,281
Royalties                                              38,429           33,653            70,690           63,663
Other revenues                                            471              176               746              474
                                                 ------------     ------------      ------------     ------------
Total revenues                                        210,849          159,563           400,593          310,658

Costs and expenses:
Cost of revenues                                     (27,709)         (22,640)          (56,985)         (45,097)
Research and development                             (41,827)         (39,253)          (79,511)         (77,482)
Selling, general and administrative
(inclusive of stock option compensation
charge of  $232,000, $236,000, $2,352,000
and $23,482,000 respectively)
                                                     (76,006)         (56,284)         (145,791)        (129,296)
Asset impairments and restructuring charges
                                                     (85,447)                -          (85,447)                -
Merger transaction expenses                          (83,470)                -          (83,470)                -
(Losses)/gains on dispositions of assets              (8,098)              265           (8,098)              265
                                                 ------------     ------------      ------------     ------------
Total operating expenses                            (322,557)        (117,912)         (459,302)        (251,610)
                                                 ------------     ------------      ------------     ------------
Operating (loss)/income                             (111,708)           41,651          (58,709)           59,048

Interest income                                         4,485            4,724             9,635            8,195
Interest expense                                      (1,684)          (3,974)           (4,682)          (8,388)
Other income                                            2,401           95,057             2,653          102,453
                                                 ------------     ------------      ------------     ------------
Total other income, net                                 5,202           95,807             7,606          102,260
                                                  -----------      -----------      ------------     ------------
(Loss)/income before income taxes                   (106,506)          137,458          (51,103)          161,308

Income taxes                                         (17,685)          (9,192)          (31,624)         (20,082)
                                                 ------------     ------------      ------------     ------------
Net (loss)/income                                   (124,191)          128,266          (82,727)          141,226
                                                 ------------     ------------      ------------     ------------

Net (loss)/income per share:
Basic                                                 (25.3c)            26.6c           (16.9c)            29.5c
Diluted                                               (25.3c)            25.9c           (16.9c)            28.8c

Weighted average number of shares:
Basic                                             489,977,184      482,234,443       489,205,296      479,509,446
Diluted                                           489,977,184      496,376,062       489,205,296      492,146,693

The results for the three and six months ended June 30, 2000 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                               6 months to   6 months to
                                                                                  June 30,      June 30,
                                                                                      2001          2000
                                                                            --------------- -------------
Cash flows from operating activities:
Net (loss)/income                                                                 (82,727)       141,226
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization                                                       22,027        18,670
Stock option compensation                                                            2,352        23,482
Tax benefit of stock option compensation charged directly to equity                  3,307         9,829
Non cash exchange gains and losses                                                 (5,030)       (1,656)
Write-down of long term investments                                                 24,937             -
Write-down of intangible assets                                                     20,890             -
Write-down of net assets of business transferred under contractual
arrangements                                                                        30,811             -
Gain on sale of long term investments                                                    -     (100,516)
Loss/(gain) on sale of fixed assets                                                  8,098         (265)
Decrease/(increase) in accounts receivable                                          17,735      (29,287)
Decrease/(increase) in inventory                                                     1,671       (3,344)
Decrease in deferred tax asset                                                      13,768         1,535
Increase in prepayments and other current asset investments                       (13,414)       (6,642)
Decrease in other assets                                                             2,228        10,435
Increase/(decrease) in accounts and notes payable                                   34,957      (21,596)
Decrease in other current liabilities                                              (7,186)      (29,862)
Decrease in other long term liabilities                                            (1,757)         (823)
                                                                            --------------- ---------------
Net cash provided by operating activities                                           72,667        11,186
                                                                            --------------- ---------------
Cash flows from investing activities:
Sale of marketable securities                                                       38,754        43,970
Decrease/(increase) in cash placed on short-term deposit                            98,342      (22,029)
Purchase of temporary investments                                                        -      (10,954)
Maturity of long term investments                                                        -       114,006
Purchase of long term investments                                                 (11,107)       (7,985)
Expenses of acquisition of subsidiaries                                                  -         (657)
Purchase of intangible assets                                                     (32,035)      (15,283)
Purchase of fixed assets                                                           (6,044)      (15,897)
Purchase of other assets                                                               547         (543)
Proceeds from sale of long term investments                                              -        72,593
Proceeds from sale of fixed assets                                                   1,200        10,265
Collection on notes receivable                                                           -           748
                                                                            --------------- ---------------
Net cash provided by investing activities                                           89,657       168,234
                                                                            --------------- ---------------

Cash flows from financing activities:
Movements on long term debt, capital leases and notes                            (201,876)       (2,826)
Proceeds from issue of common stock, net of expenses                                  (17)         5,101
Proceeds from exercise of options                                                   23,201        38,178
                                                                            --------------- --------------
Net cash (used in)/provided by financing activities                              (178,692)        40,453
                                                                            --------------- --------------


Effect of foreign exchange rate changes on cash and cash equivalents               (3,910)       (4,416)
Cash flows used in discontinued operations                                               -       (1,728)
                                                                            --------------- --------------
Net (decrease)/increase in cash and cash equivalents                              (20,278)       213,729
Cash and cash equivalents at beginning of period                                    93,266       102,503
                                                                            --------------- --------------
Cash and cash equivalents at end of period                                          72,988       316,232
                                                                            --------------- --------------

The cash flows for the six months ended June 30, 2000 have been restated to include the cash flows of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.




              CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                   3 months to       3 months to      6 months to     6 months to
                                                 June 30, 2001     June 30, 2000    June 30, 2001   June 30, 2000
                                                  ------------      ------------     ------------    ------------
Net (loss)/income                                    (124,191)           128,266         (82,727)         141,226
Foreign currency translation adjustments                 2,609          (22,677)         (29,563)        (25,788)
Unrealized holding gains/(losses) on
marketable securities and non-current
investments                                                 14             2,618            (196)           4,047
                                                  ------------      ------------     ------------    ------------
Comprehensive (loss)/income                          (121,568)           108,207        (112,486)         119,485
                                                  ------------      ------------     ------------    ------------

There are no tax effects related to the items included above.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire is a fast growing international specialty pharmaceutical company with a strategic focus on three therapeutic areas, central nervous system disorders, oncology and antivirals, and on vaccines.

The Company has a global sales and marketing infastructure with its own direct marketing capability in the U.S., Canada, the U.K. and the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers the other significant pharmaceutical markets indirectly through distributors. The business is managed within three operating segments: U.S., International and Global Research and Development. Within these segments, revenues are derived from three sources: sales of products by the Company's own sales and marketing operations, licensing and development fees, and royalties.

In the U.S., the Company's principal products include Adderall for the treatment of Attention Deficit Hyperactivity Disorder, Agrylin for the treatment of elevated blood platelets, Pentasa for the treatment of ulcerative colitis, Carbatrol for the treatment of epilepsy and ProAmatine for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of Reminyl for the treatment of Alzheimer's disease marketed by Johnson & Johnson, and Epivir, Combivir and Trizivir for the treatment of HIV/AIDS and Epivir-HBV for the treatment of hepatitis B marketed by GlaxoSmithKline.

Within the International segment, the Company's principal products include:

     in the U.K., the Calcichew range, used primarily as adjuncts in the treatment of osteoporosis and Reminyl.

     in Canada, 3TC, Combivir and Heptovir marketed in partnership with GlaxoSmithKline, Amatine, Second Look, a breast cancer diagnostics product for which the Company hopes to receive FDA approval in 2001, and Fluviral S/F, a vaccine for the prevention of influenza.

The accompanying consolidated financial statements include the accounts of Shire Pharmaceuticals Group plc and all its subsidiary undertakings after elimination of intercompany accounts and transactions.

b) New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Had the BioChem transaction been initiated after this date, it would have been required to be accounted for under the purchase method rather than the pooling of interests method. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangibles will be recognized under SFAS No. 141 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be preformed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill recognized on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $5,373,000. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

c) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2000 and notes thereto. The results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   Inventory

                                    June 30,2001         June 30,2000
                                           $'000                $'000
                                  --------------       --------------
Finished goods                            18,775               22,648
Work-in-process                           21,410               10,708
Raw materials                              7,919               11,768
                                  --------------       --------------
                                          48,104               45,124
                                  --------------       --------------

3.   Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business based on the way in which the business is managed and controlled. Shire's principal reporting segments are U.S., International and Global Research and Development, each being managed and monitored separately. The Company evaluates performance based on operating income.


Three months ended June 30, 2001                          U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                          141,648          30,057                -         171,705
Licensing and development                                  244               -                -             244
Royalties                                                  120          38,309                -          38,429
Other revenues                                               -             471                -             471
                                                    ----------      ----------       ----------      ----------
Total revenues                                         142,012          68,837                -         210,849
                                                    ----------      ----------       ----------      ----------

Cost of revenues                                        17,616          10,093                -          27,709
Research and development                                     -               -           41,827          41,827
Selling, general and administrative                     50,222          25,784                -          76,006
Asset impairments and restructuring charges
                                                             -          85,447                -          85,447
Merger transaction expenses                                  -          83,470                -          83,470
Losses on dispositions of assets                             -           8,098                -           8,098
                                                    ----------      ----------       ----------      ----------
Total operating expenses                                67,838         212,892           41,827         322,557
                                                    ----------      ----------       ----------      ----------
Operating income/(loss)                                 74,174       (144,055)         (41,827)       (111,708)
                                                    ----------      ----------       ----------      ----------

Three months ended June 30, 2000                          U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                           96,449          24,914                -         121,363
Licensing and development                                  614           3,757                -           4,371
Royalties                                                   85          33,568                -          33,653
Other revenues                                               9             167                -             176
                                                    ----------      ----------       ----------      ----------
Total revenues                                          97,157          62,406                -         159,563
                                                    ----------      ----------       ----------      ----------

Cost of revenues                                        12,483          10,157                -          22,640
Research and development                                     -               -           39,253          39,253
Selling, general and administrative                     33,466          22,818                -          56,284
(Gains)/losses on dispositions of assets                 (282)              17                -           (265)
                                                    ----------      ----------       ----------      ----------
Total operating expenses                                45,667          32,992           39,253         117,912
                                                    ----------      ----------       ----------      ----------
Operating income/(loss)                                 51,490          29,414         (39,253)          41,651
                                                    ----------      ----------       ----------      ----------

Six months ended June 30, 2001                            U.S.    International             R&D             Total
                                                         $'000            $'000           $'000             $'000
                                                    ----------       ----------      ----------        ----------
Product sales                                          268,452           57,419               -           325,871
Licensing and development                                2,329              957               -             3,286
Royalties                                                  180           70,510               -            70,690
Other revenues                                               -              746               -               746
                                                    ----------       ----------      ----------        ----------
Total revenues                                         270,961          129,632               -           400,593
                                                    ----------       ----------      ----------        ----------

Cost of revenues                                        35,492           21,493               -            56,985
Research and development                                     -                -          79,511            79,511
Selling, general and administrative                     91,853           53,938               -           145,791
Asset impairments and restructuring charges
                                                             -           85,447               -            85,447
Merger transaction expenses                                  -           83,470               -            83,470
Losses on dispositions of assets                             -            8,098               -             8,098
                                                    ----------       ----------      ----------        ----------
Total operating expenses                               127,345          252,446          79,511           459,302
                                                    ----------       ----------      ----------        ----------
Operating income/(loss)                                143,616        (122,814)        (79,511)          (58,709)
                                                    ----------       ----------      ----------        ----------


Six months ended June 30, 2000                            U.S.    International             R&D             Total
                                                         $'000            $'000           $'000             $'000
                                                    ----------       ----------      ----------        ----------
Product sales                                          189,550           47,690               -           237,240
Licensing and development                                1,990            7,291               -             9,281
Royalties                                                  129           63,534               -            63,663
Other revenues                                              13              461               -               474
                                                    ----------       ----------      ----------        ----------
Total revenues                                         191,682          118,976               -           310,658
                                                    ----------       ----------      ----------        ----------

Cost of revenues                                        25,437           19,660               -            45,097
Research and development                                     -                -          77,482            77,482
Selling, general and administrative                     60,018           69,278               -           129,296
(Gains)/losses on dispositions of assets                 (282)               17               -             (265)
                                                    ----------       ----------      ----------        ----------
Total operating expenses                                85,173           88,955          77,482           251,610
                                                    ----------       ----------      ----------        ----------
Operating income/(loss)                                106,509           30,021        (77,482)            59,048
                                                    ----------       ----------      ----------        ----------

4.  Net (loss)/income per share

Basic net (loss)/income per share is based upon the net (loss)/income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss)/income per share is based upon net (loss)/income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted net
(loss)/income per share:

                                                          3 months to      3 months to      6 months to     6 months to
                                                        June 30, 2001    June 30, 2000    June 30, 2001   June 30, 2000
                                                                $'000            $'000            $'000           $'000
                                                      ---------------- ---------------- ---------------- ----------------
Numerator for basic net (loss)/income per share             (124,191)          128,266         (82,727)         141,226
Interest charged on convertible debt, net of tax                    -              102                -             438
                                                      ---------------- ---------------- ---------------- ----------------
Numerator for diluted net (loss)/income per share           (124,191)          128,368         (82,727)         141,664
                                                      ---------------- ---------------- ---------------- ----------------

Weighted average number of shares:                      No. of shares    No. of shares    No. of shares   No. of shares
                                                      ---------------- ---------------- ---------------- ----------------
Basic  - weighted average number of shares                489,977,184      482,234,443      489,205,296     479,509,446
Effect of dilutive stock options                                    -       12,511,100                -      11,006,728
Convertible debt                                                    -        1,630,519                -       1,630,519
                                                      ---------------- ---------------- ---------------- ----------------
Diluted - weighted average number of shares               489,977,184      496,376,062      489,205,296     492,146,693
                                                      ---------------- ---------------- ---------------- ----------------
Basic net (loss)/income per share                             (25.3c)            26.6c          (16.9c)           29.5c
                                                      ---------------- ---------------- ---------------- ----------------
Diluted net (loss)/income per share                           (25.3c)            25.9c          (16.9c)           28.8c
                                                      ---------------- ---------------- ---------------- ----------------

The calculation of the diluted weighted average number of shares for the three and six months ended June 30, 2001 excludes the effects of dilutive stock options and convertible debt securities issued by the Company because these have an antidilutive effect on the calculation in a loss making period.

5.   Restructuring

In May 2001, the Company completed a merger with BioChem Pharma Inc. ("BioChem"), an international specialty pharmaceutical company based in Montreal, Canada. As a result of the merger, the Company recorded pre tax charges in the second quarter of 2001 totalling $177.0 million, comprising asset impairment and restructuring costs ($85.4 million), merger related transaction expenses ($83.5 million) and a loss from the disposal of a duplicated facility in Toronto, Canada ($8.1 million).

The restructuring costs included an impairment charge of $20.9 million to adjust intangible asset values, primarily trademark and patent costs but also an element of product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of intangible assets and evaluate whether there has been any impairment in the carrying value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles. Other asset impairment charges included the write down of long term unquoted investments ($24.9 million) and a write down of $30.8 million to a debenture held by BioChem, which was received on divestiture of its diagnostics subsidiary. These charges are consistent with the Company's policy to provide for other than temporary impairments in investment by reference to the fair value of the investment using established financial methodologies. There was also a total of $8.8 million recorded in respect of employee related costs.

The employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Shire's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. A total of 57 employees were identified to be terminated. As of June 30, 2001 virtually all of the planned terminations were completed.

6. Debt

During the six months ended June 30, 2001, the Company made repayments of debt totaling $201.9 million. These repayments were in respect of a $125.0 million term loan owing to Credit Suisse First Boston and $76.9 million repaid to Glaxo SmithKline.

7. Consolidated statement of changes in shareholders' equity

                                                                                              Accumu-
                                                         Exchange-                             lated
                                    Common    Exchange-    able                                other        Total
                        Common      Stock       able      shares       Additional   Accumu-   compre-     sharehold-
                        Stock         No.      shares       No.          paid-in     lated    hensive       er's
                        Amount      Shares     Amount     shares         capital    deficit    losses      equity
                        $'000        000's     $'000      $'000           $'000      $'000     $'000       $'000
                      ----------- ----------- ------------------------------------------------------------------------
As at January 1,
2001                      21,035     257,088          -           -     1,228,705   (14,804)    (60,550)   1,174,386
Net loss                       -           -          -           -             -   (82,727)           -    (82,727)
Foreign currency
translation                    -           -          -           -             -          -    (29,561)    (29,561)
Unrealized holding
loss on non-current
investments                    -           -          -           -             -          -       (196)       (196)
Issue of shares for
acquisitions              12,735     179,449    792,220      17,292     (804,955)          -           -           -
Exchange of
exchangeable shares        1,529      21,762  (332,340)     (7,254)       330,811          -           -           -
Options exercised            219       3,093          -           -        22,982          -           -      23,201
Issuance costs                 -           -          -           -          (17)          -           -        (17)
Stock option
compensation                   -           -          -           -         2,352          -           -       2,352
Tax benefit
associated with
exercise of stock
options                        -           -          -           -         3,307          -           -       3,307
                      ----------- ----------- ------------------------------------------------------------------------

As at June 30, 2001       35,518     461,392    459,880      10,038       783,185   (97,531)    (90,307)   1,090,745
                      ----------- ----------- ------------------------------------------------------------------------

Each exchangeable share is exchangeable into 3 ordinary shares.

8. Contingent liabilities

(i) Phentermine

Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of June 30, 2001, SRI was named as a defendant in approximately 3,781 lawsuits and had been dismissed from approximately 3,463 of these cases. There were approximately 150 additional cases pending dismissal as of June 30, 2001. In only 42 cases in which SRI has been named as a defendant, has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet.

Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

On August 31, 2000 Shire entered into an agreement (the "Termination Agreement") with the former shareholders of SRI, pursuant to which the ordinary shares placed in escrow at the time of the purchase of SRI by Shire were released, and the escrow agreement and the escrow fund were terminated. The escrow agreement with the SRI shareholders was initially established by Shire in 1997 in anticipation of possible phentermine related claims against the Company. Under the terms of the Termination Agreement, monies in the approximate amount of $7 million were received by Shire, and the escrow fund was terminated. The remaining shares were distributed to the former SRI shareholders.

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

(ii) Emory

Emory University filed oppositions to two of BioChem's granted patent applications in Europe which cover oxathiolane nucleosides, including lamivudine, and dioxolane nucleosides, including troxacitabine, related nucleoside analogues and use of these analogues for treating viral infections. In oral hearings held in 1999, both of these oppositions were dismissed by the Opposition Division of the European Patent Office. Emory University has filed an appeal against the dioxolane-related decision of the Opposition Division. Emory University is not pursuing its appeal of the decision relating to oxathiolanes. Emory University has not to date filed revocation actions with respect to any BioChem patents in issue in individual European countries.

In Japan, Emory University filed an opposition to BioChem's granted patent which covers lamivudine, related analogues and use of the analogues for treating viral infections. The Trial Board of the Japanese Patent Office dismissed Emory University's opposition to BioChem's patent covering lamivudine. Emory University has not to date filed a revocation action against this patent. Emory University has filed revocation actions in Australia and South Korea against BioChem's granted patents covering lamivudine. The Company is aggressively defending these patents.

On July 23, 1996, Emory University filed a complaint in the U.S. alleging infringement from the commercialisation of Epivir by BioChem and GlaxoSmithKline, BioChem's exclusive licensee in the U.S., of an Emory University U.S. patent granted that same day. The Company considers this patent infringement suit to be without merit and has successfully challenged the validity of Emory University's patent.

On May 19, 1998, the United States Patent and Trademark Office (the "USPTO") declared an interference between the Emory University patent that is the subject of a lawsuit and a pending patent application of BioChem. The USPTO accorded BioChem the earlier priority date and then accorded BioChem senior party status in the interference. BioChem has vigorously challenged the Emory University patent in the interference, through to a final hearing on November 10, 1999. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory University has appealed the decision. There can be no assurance that Emory's patent will not be reinstated.

Emory University has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. BioChem and GlaxoSmithKline filed an opposition to this grant and are vigorously opposing the grant. An examined patent application, filed by Emory University claiming lamivudine, was successfully opposed by BioChem in Australia and Norway. Emory University has filed an appeal from that decision in the Federal Court of Australia. BioChem also filed an appeal from certain portions of the decision. An examined patent application filed by Emory University claiming lamivudine was also opposed by BioChem in Japan. The opposition was dismissed in April 1999 because it was improperly filed by a representative who had previously represented Emory. Notwithstanding the dismissal, the Japanese Patent Office issued an ex-officio action rejecting all of Emory University's claims. An examined patent application filed by Emory claiming lamivudine has also been opposed by BioChem and GlaxoSmithKline in South Korea. The Company is aware that Emory University has filed patent applications in other countries, which it believes may claim similar subject matter. The Company intends to challenge vigorously such patent applications.


(iii) Yale

On November 23, 1999, the USPTO declared an interference between BioChem's hepatitis B patent for lamivudine and a patent application filed by Yale University ("Yale") claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc. ("Vion"), formerly known as OncoRx, Inc., a New Haven, Connecticut-based company. The Company believes that its patent is valid and intends to vigorously defend the patent. The Company is not aware of corresponding patent applications by Yale University or Vion in countries other than the U.S. On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GlaxoSmithKline claiming methods of treating hepatitis B using lamivudine.

(iv) Adderall

On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to Adderall. Mr Ehlis' physician had prescribed Adderall for the treatment of ADHD. Shire filed its answer to the complaint on November 24, 2000 and discovery related to the litigation is ongoing.

(v) Interests in companies and partnerships

BioChem has undertaken to subscribe to an interest in companies and partnerships for amounts totaling $51,624,000. As at June 30, 2001 an amount of $31,823,000 (December 31, 2000: $25,709,000) has been subscribed. In addition, BioChem has undertaken to subscribe to additional amounts and pay royalties on certain future sales upon realization of certain conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The results for the three months and six months ended June 30, 2000 have been restated from prior periods to reflect the merger of Shire and BioChem, which became effective on May 11, 2001, as if the merger had occurred at the beginning of the periods described.

Results of operations for the three months ended June 30, 2001, as compared with those for the three months ended June 30, 2000

Overview of financial results
Total revenues for the three months ended June 30, 2001 increased by 32 per cent to $210.8 million as compared to the three months ended June 30, 2000, primarily the result of a $50.3 million increase in product sales. After one time merger related expenses and restructuring charges of $177.0 million, the Company recorded a second quarter net loss of $124.2 million (2000: net income $128.3 million).

Sales and marketing
Product sales of $171.7 million represented 81 per cent of total revenues, an increase of 41 per cent over second quarter 2000 product sales of $121.4 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 82 per cent in the three months ended June 30, 2001 (2000: 79 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by operating segment:

                              3 months to     3 months to
Product sales by segment          June 30,       June 30,
                                     2001            2000
                                    $'000           $'000        % change

United States                     141,648          96,449            46.9
International                      30,057          24,914            20.6
                             ------------    ------------    ------------
Total product sales               171,705         121,363            41.5
                             ------------    ------------    ------------


Second quarter sales of Adderall, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $69.4 million, representing growth of 56 per cent over the second quarter of 2000. Adderall had a 32.7 per cent share of the prescription market for ADHD in the U.S. in June 2001 compared to 32.1 per cent in June 2000. Adderall continues to be the brand leader in the U.S. market for ADHD.

Sales of Agrylin, the only U.S. product licensed for the treatment of essential thrombocythemia were $25.8 million, a 39 per cent increase over second quarter 2000 sales of $18.5 million. Shire achieved a prescription share of 21.3 per cent of the total U.S. Agrylin market, including Hydrea and generic hydroxyurea, in June 2001 compared to 16.7 per cent in June 2000.

Sales of Pentasa, licensed for the treatment of ulcerative colitis, at $19.1 million, were 45 per cent higher than the comparable period last year. Pentasa had a 17.8 per cent share of the oral mesalamine/obsalazine market in June 2001 compared to 18.0 per cent in June 2000.

Carbatrol, one of the most widely used first line treatments for epilepsy, recorded sales growth of 87 per cent from sales of $5.3 million in the three months ended June 30, 2000 to $9.9 million in the three months ended June 30, 2001. This translates to 33.8 per cent of the U.S. extended release carbamazepine prescription market in June 2001, compared to 28.1 per cent in June 2000.

Licensing
Licensing and development fees in the three months ended June 30, 2001 fell by 94 per cent to $0.2 million compared to $4.4 million in the three months ended June 30, 2000. The decrease is mainly due to the reduction in recovery of development costs for Reminyl, an Alzheimer's drug, launched by Janssen ("J&J") in the US market in May 2001.

Royalties
Royalties increased by $4.8 million, up 14 per cent to $38.4 million. The Company receives royalties from GlaxoSmithKline on the worldwide sales of 3TC, for the treatment of HIV infection / AIDS, and Zeffix, an oral treatment for chronic hepatitis B. Additionally, the Company receives royalties from J&J for Reminyl.

Cost of sales and operating expenses
Gross margin on product sales increased from 81 per cent for the three months ended June 30, 2000 to 84 per cent for the three months ended June 30, 2001. This is a reflection of the product mix as the higher margin products, Adderall and Agrylin, represented approximately 55 per cent of total product sales in the three months ended June 30, 2001 compared to 52 per cent in the three months ended June 30, 2000. Pre announced pricing changes in respect of Adderall have also benefited the gross margin in three months ended June 30, 2001.

R&D expenditure increased 7 per cent to $41.8 million for the three months ended June 30, 2001 (Q2 2000: $39.3 million). R&D expenditure in second quarter 2001 represented 20 per cent of revenues compared to 25 per cent in second quarter 2000 and 23 per cent for full year 2000.

Selling, general and administrative expenses, excluding the effects of a stock option compensation charge of $0.2 million (Q2 2000: $0.2 million) and depreciation and amortization of $11.2 million (Q2 2000: $9.4 million), increased by 38 per cent to $64.6 million for the three months ended June 30, 2001 (Q2 2000: $46.6 million). As a percentage of product sales, selling, general and administrative costs represented 38 per cent for the second quarter 2001, consistent with second quarter 2000.

The 19 per cent increase in depreciation and amortization for the three months ended June 30, 2001 is attributable to the purchase of several new products in Europe since June last year.

Restructuring
In May 2001, the Company completed a merger with BioChem, an international specialty pharmaceutical company based in Montreal, Canada. As a result of the merger, the Company recorded pre-tax charges in the second quarter of 2001 totalling $177.0 million, comprising asset impairment and restructuring costs ($85.4 million), merger related transaction expenses ($83.5 million), and a loss from the disposal of a duplicated facility in Toronto, Canada ($8.1 million).

The restructuring costs included an impairment charge of $20.9 million to adjust intangible asset values, primarily trademark and patent costs but also an element of product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of intangible assets and evaluate whether there has been any impairment in the carrying value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles. Other asset impairment charges included the write down of long term unquoted investments ($24.9 million) and a write down of $30.8 million to a debenture held by BioChem, which was received on divestiture of its diagnostics subsidiary. These charges are consistent with the Company's policy to provide for other than temporary impairments in investment by reference to the fair value of the investment using established financial methodologies. There was also a total of $8.8 million recorded in respect of employee related costs.

The employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Shire's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. A total of 57 employees were identified to be terminated. As of June 30, 2001 virtually all of the planned terminations were completed.

The Company anticipates realizing annual savings resulting from post merger operating synergies in the range of $10 - 15 million per annum.

Income taxes
For the three months ended June 30, 2001 income taxes increased $8.5 million to $17.7 million from $9.2 million for the three months ended June 30, 2000. The Company's effective tax rate before the stock compensation charge and exceptional items was 25 per cent for the three months ended June 30, 2001 (Q2 2000: 22 per cent). The Company has recorded net deferred tax assets of $19.5 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Results of operations for the six months ended June 30, 2001, as compared with those for the six months ended June 30, 2000

Overview of financial results
Total revenues for the six months ended June 30, 2001 were $400.6 million, an increase of $89.9 million or 29 per cent over the six months ended June 30, 2000. After one time merger related expenses and restructuring charges of $177.0 million, the Company recorded a net loss of $82.7 million (2000: $141.2 million net income). Net income for the six months to June 30, 2001 includes an APB 25 charge of $2.4 million compared to $23.5 million for the six months ended June 30, 2000.

Sales and marketing
Product sales were $325.9 million in the six months ended June 30, 2001 (2000:
$237.2 million), representing an increase of 37 per cent. Of particular note, Adderall sales at $139.6 million were 41 per cent higher than in the first half of 2000.

Other products contributing to the overall 37 per cent increase were Agrylin (increase of $13.4 million or 45 per cent), Carbatrol (increase of $8.6 million or 79 per cent) and ProAmatine (increase of $8.6 million or 92 per cent).

U.S. product sales for the six months ended June 30, 2001 represented 82 per cent of the Company's total sales revenues (2000: 80 per cent).

Product sales by segment      6 months to     6 months to
                                 June 30,        June 30,        % change
                                     2001            2000
                                    $'000           $'000

United States                     268,452         189,550            41.6
International                      57,419          47,690            20.4
                             ------------    ------------    ------------
Total product sales               325,871         237,240            37.4
                             ------------    ------------    ------------

Licensing
Licensing and development fees for the six months ended June 30, 2001 decreased by 65 per cent to $3.3 million compared to $9.3 million for the six months ended June 30, 2000.

Royalties increased by $7.0 million to $70.7 million for the six months ended June 30, 2001.

Cost of sales and operating expenses
Gross margin on product sales increased to 83 per cent for the six months ended June 30, 2001 compared to 81 per cent for the six months ended June 30, 2000.

R&D expenditure increased by 3 per cent to $79.5 million for the six months ended June 30, 2001 (2000: $77.5 million). R&D expenditure for the six months ended June 30, 2001 represents 20 per cent of revenues compared to 25 per cent for the six months ended June 30, 2000.

Excluding the effects of the APB25 charge, depreciation and amortization charges, the underlying selling, general and administrative expenses increased by 39 per cent to $121.4 million for the six months ended June 30, 2001 (2000:
$87.1 million) in line with the expansion of the business.

Depreciation and amortization increased by 18 per cent to $22.0 million (2000:
$18.7 million). As noted above, this increase reflects the amortization charge on those intangible assets acquired since the second quarter of 2000.

Income taxes
For the six months ended June 30, 2001 income taxes were $31.6 million, representing an effective rate of tax on income pre APB 25 charge of 25 per cent (2000: 24 per cent).


Liquidity and Financial Condition
The Company's funding requirements depend on a number of factors, including the Company's product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products and the continuing revenues generated from sales of its key products.

At June 30, 2001, the Company had net cash funds available as follows:

                                                     June 30,     December 31,
                                                         2001             2000
                                                        $'000            $'000
                                               --------------   --------------
Cash and cash equivalents                              72,988           93,266
Marketable securities and other current
  asset investments                                   230,337          370,425
Debt                                                  (8,575)        (213,874)
                                               --------------   --------------
Net cash                                              294,750          249,817
                                               --------------   --------------

Net cash provided by operating activities for the six months ended June 30, 2001 was $72.7 million compared to $11.2 million for the six months ended June 30, 2000.

Investing activities provided $89.7 million for the six months ended June 30, 2001 (2000: $168.2 million). A reduction in cash placed on short term deposit and redemption of marketable securities of $137.1 million was offset by net capital expenditure on long term investments, intangible assets and fixed assets of $47.4 million.

Financing activities utilized $178.7 million for the six months ended June 30, 2001 (2000: generation of $40.5 million). Repayments of long term debt totalling $201.9 million were offset by $23.2 million received from exercises of employee stock options. The repayments of debt were in respect of a $125.0 million term loan owing to Credit Suisse First Boston and $76.9 million repaid to Glaxo SmithKline. In part, cash funds released from short term investments, as noted above, were used to settle the long term debts outstanding.

Capital expenditure
Capital expenditure on tangible fixed assets for the six months ended June 30, 2001 was $6.0 million, which included $1.7 million of equipment related to the Company's new head office facility occupied from March 2001. Expenditure was offset by $1.2 million in proceeds received on the disposal of the Toronto facility. Other capital expenditure related to the purchase of long term investments ($11.1 million) and $31.5 million for new products, including Monocid and Indurgan marketed by the Company's Spanish and Italian operations.

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

Shire's principal treasury operations are managed by the Company's treasury function based in the U.K. in accordance with the Company's treasury policies and procedures which are approved by Shire's Board of Directors. As a matter of policy, Shire does not undertake speculative transactions that would increase its currency or interest rate exposure.

The Company is subject to market risk exposure in the following areas:

Interest rate market risk

The Company has cash and cash equivalents on which interest is earned at variable rates.

Since December 31, 2000 the Company has repaid in full a long term loan outstanding to Credit Suisse First Boston and amounts due to Glaxo SmithKline under a promissory note. Thus, as at June 30, 2001 the Company's exposure to interest rate market risk on debts outstanding is much reduced.

The Company has short term and long term debt liabilities denominated in foreign currencies. As at June 30, 2001, a total of $5.6 million was outstanding (December 31, 2000: $6.0 million). The underlying currency was Canadian dollars.

Foreign exchange market risk

The Company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly between the British pound, Canadian dollar and the U.S. dollar. The financial statements of foreign entities are translated using the accounting policies described in Note 1 of the Notes to the consolidated financial statements filed on Form 10K. The exposure to foreign exchange market risk is managed by the Company's treasury function, using forecasts provided by the operating units.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) Phentermine

Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of June 30, 2001, SRI was named as a defendant in approximately 3,781 lawsuits and had been dismissed from approximately 3,463 of these cases. There were approximately 150 additional cases pending dismissal as of June 30, 2001. In only 42 cases in which SRI has been named as a defendant, has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

On August 31, 2000 Shire entered into an agreement (the "Termination Agreement") with the former shareholders of SRI, pursuant to which the ordinary shares placed in escrow at the time of the purchase of SRI by Shire were released, and the escrow agreement and the escrow fund were terminated. The escrow agreement with the SRI shareholders was initially established by Shire in 1997 in anticipation of possible phentermine related claims against the Company. Under the terms of the Termination Agreement, monies in the approximate amount of $7 million were received by Shire, and the escrow fund was terminated. The remaining shares were distributed to the former SRI shareholders.

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

(ii) Emory

Emory University filed oppositions to two of BioChem's granted patent applications in Europe which cover oxathiolane nucleosides, including lamivudine, and dioxolane nucleosides, including troxacitabine, related nucleoside analogues and use of these analogues for treating viral infections. In oral hearings held in 1999, both of these oppositions were dismissed by the Opposition Division of the European Patent Office. Emory University has filed an appeal against the dioxolane-related decision of the Opposition Division. Emory University is not pursuing its appeal of the decision relating to oxathiolanes. Emory University has not to date filed revocation actions with respect to any BioChem patents in issue in individual European countries.

In Japan, Emory University filed an opposition to BioChem's granted patent which covers lamivudine, related analogues and use of the analogues for treating viral infections. The Trial Board of the Japanese Patent Office dismissed Emory University's opposition to BioChem's patent covering lamivudine. Emory University has not to date filed a revocation action against this patent. Emory University has filed revocation actions in Australia and South Korea against BioChem's granted patents covering lamivudine. The Company is aggressively defending these patents.

On July 23, 1996, Emory University filed a complaint in the U.S. alleging infringement from the commercialisation of Epivir by BioChem and GlaxoSmithKline, BioChem's exclusive licensee in the U.S., of an Emory University U.S. patent granted that same day. The Company considers this patent infringement suit to be without merit and has successfully challenged the validity of Emory University's patent.

On May 19, 1998, the United States Patent and Trademark Office (the "USPTO") declared an interference between the Emory University patent that is the subject of a lawsuit and a pending patent application of BioChem. The USPTO accorded BioChem the earlier priority date and then accorded BioChem senior party status in the interference. BioChem has vigorously challenged the Emory University patent in the interference, through to a final hearing on November 10, 1999. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory University has appealed the decision. There can be no assurance that Emory's patent will not be reinstated.

Emory University has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. BioChem and GlaxoSmithKline filed an opposition to this grant and are vigorously opposing the grant. An examined patent application, filed by Emory University claiming lamivudine, was successfully opposed by BioChem in Australia and Norway. Emory University has filed an appeal from that decision in the Federal Court of Australia. BioChem also filed an appeal from certain portions of the decision. An examined patent application filed by Emory University claiming lamivudine was also opposed by BioChem in Japan. The opposition was dismissed in April 1999 because it was improperly filed by a representative who had previously represented Emory. Notwithstanding the dismissal, the Japanese Patent Office issued an ex-officio action rejecting all of Emory University's claims. An examined patent application filed by Emory claiming lamivudine has also been opposed by BioChem and GlaxoSmithKline in South Korea. The Company is aware that Emory University has filed patent applications in other countries, which it believes may claim similar subject matter. The Company intends to challenge vigorously such patent applications.

(iii) Yale

On November 23, 1999, the USPTO declared an interference between BioChem's hepatitis B patent for lamivudine and a patent application filed by Yale University ("Yale") claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc. ("Vion"), formerly known as OncoRx, Inc., a New Haven, Connecticut-based company. The Company believes that its patent is valid and intends to vigorously defend the patent. The Company is not aware of corresponding patent applications by Yale University or Vion in countries other than the U.S. On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GlaxoSmithKline claiming methods of treating hepatitis B using lamivudine.

(iv) Adderall

On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to Adderall. Mr Ehlis' physician had prescribed Adderall for the treatment of ADHD. Shire filed its answer to the complaint on November 24, 2000 and discovery related to the litigation is ongoing.

ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on June 5, 2001. The following resolutions were adopted by the margins indicated:

Ordinary resolution to receive and consider the Directors' Report and Accounts for the year ended December 31, 2000.

             For            Against             Open           Abstentions
         129,067,094         57,781          1,835,007          1,622,643

Ordinary resolution to re-appoint Arthur Andersen as Auditors and authorize the Directors to fix their remuneration.

             For             Against            Open           Abstentions
         125,947,052        3,361,017        1,836,479          1,437,977

Ordinary resolution to re-elect Mr Angus Russell as Director.

             For            Against             Open           Abstentions
         128,804,462        330,209          1,840,232          1,607,622

Ordinary resolution to re-elect Dr Wilson Totten as Director.

             For            Against             Open           Abstentions
         128,922,428        212,048          1,840,442          1,607,607

Ordinary resolution to re-elect Dr Bernard Canavan as Director.

             For             Against            Open           Abstentions
         125,153,717        3,450,868        1,840,442          2,137,498

Ordinary resolution, conditional on completion of the Company's merger with BioChem Pharma Inc., to elect Dr Francesco Bellini as Director.

             For            Against             Open           Abstentions
         128,944,337        176,765          1,840,442          1,620,981

Ordinary resolution, conditional on completion of the Company's merger with BioChem Pharma Inc., to elect the Hon James Andrews Grant as Director.

             For            Against             Open           Abstentions
         128,974,746        146,909          1,840,442          1,620,428

Ordinary resolution, conditional on completion of the Company's merger with BioChem Pharma Inc., to elect Mr Gerard Veilleux as Director.

             For         Against             Open         Abstentions
         128,971,382     149,295          1,840,442        1,621,406

Special resolution that options may be granted under the Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme subject to satisfaction of performance conditions prior to and not subsequent to grant as more particularly described in the Chairman's letter to shareholders dated April 27, 2001.

             For          Against           Open          Abstentions
         114,896,437     10,492,038      1,849,642         5,344,408


ITEM 5. OTHER INFORMATION

Adderall XR

On August 3, 2001, Shire announced that Adderall XR, a once daily treatment under review for Attention Deficit Hyperactivity Disorder ("ADHD"), had received an `approvable letter' from the U.S. Food and Drug Administration ("FDA"). An approvable letter is an official communication from the FDA indicating that the agency is prepared to approve the new drug application upon the finalization of the labelling and satisfaction of any outstanding issues specified in that letter. The New Drug Application ("NDA"), which was submitted to the FDA on October 3, 2000, was based on studies involving over 600 patients and was one of the largest ever medication trials in ADHD research. The positive results from these studies have been presented at various scientific meetings throughout the past year. Adderall XR is a once daily formulation containing the same active ingredients as Adderall (mixed salts of a single entity amphetamine product), which was developed by Shire's drug delivery division, Shire Laboratories Inc. using the Microtrol oral controlled release technology.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     During the second quarter ended June 30, 2001, the following reports on Form 8-K were filed by the Company with the Securities and Exchange
     Commission:

     Form 8-K (Item 5 - Other Events), date of earliest event reported April 26, 2001, with respect to press release announcement of first quarter results.

     Form 8-K (Item 7 - Financial Statements and Exhibits), date of earliest event reported May 9, 2001, with respect to presentation relating to first quarter results and BioChem Pharma Inc. merger.

     Form 8-K (Item 7 - Financial Statements and Exhibits), date of earliest event reported May 15, 2001, with respect to description of Shire share capital.


     During the period between June 30, 2001 and the filing of this Form 10-Q, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

     Form 8-K (Item 5 - Other Events), date of earliest event reported July 17, 2001, with respect to press release of historical financial data in US GAAP format.

     Form 8-K as amended (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported July 23, 2001, with respect to press release announcement of second quarter results.

     Form 8-K (Item 7 - Financial Statements and Exhibits), date of earliest event reported July 23, 2001, with respect to presentation relating to second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)




Date:    August 13, 2001            By:     Angus C Russell
                                            Group Finance Director



Date:    August 13, 2001            By:     Rolf Stahel
                                            Chief Executive