Form 10-Q
period 2001-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2001-11-14
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

                         Commission File Number: 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

                    England and Wales                          Applied for
              (State or other jurisdiction                   (I.R.S. Employer
            of incorporation or organization)              Identification No.)

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
                                                    Yes  X    No __


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

             Class                          Outstanding at November 13, 2001

 Common Stock: Ordinary Shares                        479,403,984

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                              September 30,          December 31,
                                                                       2001                  2000
                                                                (Unaudited)
ASSETS                                                          -----------           -----------
Current assets:
Cash and cash equivalents                                           514,998                93,266
Marketable securities and other current asset
  investments                                                       260,964               370,425
Accounts receivable, net                                            142,650               144,175
Inventories, net                                                     50,032                49,612
Deferred tax asset                                                    8,288                26,990
Prepaid expenses and other current assets                            24,389                11,385
                                                               ------------          ------------
Total current assets                                              1,001,321               695,853

Investments                                                          61,276                74,314
Property, plant and equipment, net                                  112,577               131,224
Intangible assets, net                                              560,010               578,436
Net assets of business transferred under
  contractual arrangements                                            3,831                35,850
Deferred tax asset                                                   15,108                 6,543
Other assets                                                         18,983                26,275
                                                               ------------          ------------
Total assets                                                      1,773,106             1,548,495
                                                               ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                 4,393                81,811
Accounts and notes payable                                          158,145               113,446
Other current liabilities                                            15,016                32,593
                                                               ------------          ------------
Total current liabilities                                           177,554               227,850
Long-term debt, excluding current instalments                       393,491               132,063
Other long-term liabilities                                          11,188                14,196
                                                               ------------          ------------
Total liabilities                                                   582,233               374,109
                                                               ------------          ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares
authorized; and 477,927,959 shares issued and
outstanding (2000: 488,015,304)                                      36,702                40,292
Exchangeable shares: 6,117,944 shares issued and
outstanding (2000: nil)                                             277,328                     -
Additional paid-in capital                                          993,460             1,209,448
Accumulated other comprehensive losses                             (77,197)              (60,550)
Accumulated deficit                                                (39,420)              (14,804)
                                                               ------------          ------------
Total shareholders' equity                                        1,190,873             1,174,386
                                                               ------------          ------------
Total liabilities and shareholders' equity                        1,773,106             1,548,495
                                                               ------------          ------------

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

                         SHIRE PHARMACEUTICALS GROUP PLC
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


                                                  3 months to      3 months to          9 months         9 months
                                                September 30,    September 30,                to               to
                                                         2001             2000     September 30,    September 30,
                                                                                            2001             2000
                                                 ------------     ------------      ------------     ------------
Product sales                                         180,254          142,113           506,125          379,353
Licensing and development                                 943            5,063             4,229           14,344
Royalties                                              37,103           31,890           107,793           95,553
Other revenues                                            784              257             1,530              731
                                                 ------------     ------------      ------------     ------------
Total revenues                                        219,084          179,323           619,677          489,981

Costs and expenses:
Cost of revenues                                     (28,036)         (32,134)          (85,021)         (77,231)
Research and development                             (41,327)         (44,487)         (120,838)        (121,969)
Selling, general and administrative
(inclusive of stock option compensation
charge of  $51,000, $206,000, $2,403,000
and $23,688,000 respectively)                        (72,585)         (53,616)         (218,376)        (182,912)
Asset impairments and restructuring charges                 -                -          (85,447)                -
Merger transaction expenses                                 -                -          (83,470)                -
(Losses)/gains on dispositions of assets              (2,028)              214          (10,126)              479
                                                 ------------     ------------      ------------     ------------
Total operating expenses                              143,976          130,023           603,278          381,633
                                                 ------------     ------------      ------------     ------------
Operating income                                       75,108           49,300            16,399          108,348

Interest income                                         4,651            5,064            14,286           13,259
Interest expense                                        (989)          (3,275)           (5,671)         (11,663)
Other (expense)/income, net                             (844)            4,050             1,809          106,503
                                                 ------------     ------------      ------------     ------------
Total other income, net                                 2,818            5,839            10,424          108,099
                                                  -----------      -----------      ------------     ------------
Income before income taxes                             77,926           55,139            26,823          216,447

Income taxes                                         (19,815)         (11,963)          (51,439)         (32,045)
                                                 ------------     ------------      ------------     ------------
Net income/(loss)                                      58,111           43,176          (24,616)          184,402
                                                 ------------     ------------      ------------     ------------

Net income/(loss) per share:
Basic                                                   11.8c             8.9c            (5.0c)            38.3c
Diluted                                                 11.5c             8.7c            (5.0c)            37.3c

Weighted average number of shares:
Basic                                             493,790,267      485,406,226       490,750,414      481,488,865
Diluted                                           503,914,740      497,036,041       490,750,414      493,737,179

The results for the three and nine months ended September 30, 2000 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                            9 months to      9 months to
                                                                          September 30,    September 30,
                                                                                   2001             2000
                                                                        ---------------  ---------------
Cash flows from operating activities:
Net (loss)/income                                                              (24,616)          184,402
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization                                                    33,753           28,045
Stock option compensation                                                         2,403           23,688
Tax benefit of stock option compensation charged directly to equity               3,307           10,972
Non cash exchange gains and losses                                             (15,167)          (2,996)
Write-down of long term investments                                              24,937                -
Write-down of intangible assets                                                  20,890            7,061
Write-down of net assets of business transferred under contractual
arrangements                                                                     30,811                -
Gain on sale of long term investments                                                 -        (104,984)
Loss/(gain) on sale of fixed assets                                               8,112            (479)
Loss on sale of intangible assets                                                 2,014                -
Share of loss in company subject to significant influence                             -            1,464
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable                                        1,551         (42,064)
Decrease/(increase) in inventory                                                  (420)              278
Decrease in deferred tax asset                                                   10,137            7,604
(Increase)/decrease in prepayments and other current asset investments         (13,004)            1,429
Decrease/(increase) in other assets                                               8,500             (18)
Increase/(decrease) in accounts and notes payable                                44,699         (60,542)
Decrease in other current liabilities                                          (17,577)                -
Decrease in other long term liabilities                                         (3,008)              (4)
                                                                        ---------------  ---------------
Net cash provided by operating activities                                       117,322           53,856
                                                                        ---------------  ---------------
Cash flows from investing activities:
(Investment in)/redemption of marketable securities                            (18,450)           75,205
Decrease in cash placed on short-term deposit                                   127,911                -
Purchase of temporary investments                                                     -        (232,743)
Purchase of long term investments                                              (13,216)         (15,606)
Maturity of long term investments                                                     -          113,793
Expenses of acquisition of subsidiaries                                               -            (657)
Purchase of intangible assets                                                  (33,519)         (21,894)
Purchase of fixed assets                                                        (6,305)         (21,173)
Purchase of other assets                                                              -            (606)
Proceeds from sale of long term investments                                           -          124,145
Proceeds from sale of fixed assets                                                7,043           12,093
Proceeds from sale of intangible assets                                           4,556                -
Collection on notes receivable                                                        -              766
                                                                        ---------------  ---------------
Net cash provided by investing activities                                        68,020           33,323
                                                                        ---------------  ---------------


Cash flows from financing activities:
Proceeds from issue of long-term debt                                           391,000                -
Repayment of long-term debt and capital leases                                (206,990)          (8,505)
Proceeds from issue of common stock, net of expenses                              1,526            7,190
Proceeds from exercise of options                                                50,514           43,047
                                                                        ---------------   --------------
Net cash provided by financing activities                                       236,050           41,732
                                                                        ---------------   --------------


Effect of foreign exchange rate changes on cash and cash equivalents                340          (5,303)
Cash flows used in discontinued operations                                            -          (1,722)
                                                                        ---------------   --------------
Net increase in cash and cash equivalents                                       421,732          121,886
Cash and cash equivalents at beginning of period                                 93,266          102,503
                                                                        ---------------   --------------
Cash and cash equivalents at end of period                                      514,998          224,389
                                                                        ---------------   --------------

The cash flows for the nine months ended September 30, 2000 have been restated to include the cash flows of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                  3 months to       3 months to      9 months to      9 months to
                                                September 30,     September 30,    September 30,    September 30,
                                                         2001              2000             2001             2000
                                                 ------------      ------------     ------------     ------------
Net income/(loss)                                      58,111            43,176         (24,616)          184,402
Foreign currency translation adjustments               13,424          (16,098)         (16,139)         (41,886)
Unrealized holding (losses)/gains on
marketable securities and non-current
investments                                             (312)           (2,691)            (508)            1,356
                                                 ------------      ------------     ------------     ------------
Comprehensive income/(loss)                            71,223            24,387         (41,263)          143,872
                                                 ------------      ------------     ------------     ------------

There are no tax effects related to the items included above.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire is an international specialty pharmaceutical company with a strategic focus on three therapeutic areas: central nervous system disorders, oncology and anti-infectives. Shire's strategy is further supported by two technology platforms, drug delivery and biologics.

The Company has a global sales and marketing infrastructure with a broad portfolio of products and its own direct marketing capability in the U.S., Canada, U.K., Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is managed within three individual operating segments: U.S., International and global research and development. Within these segments, revenues are derived from three sources: sales of products by the Company's own sales and marketing operations, royalties and licensing and development fees.

The Company is referred to as "specialty" because it's principal products tend to be prescribed by specialists as opposed to primary care physicians. The Company's comparatively small sales force can promote specialty products effectively while it could not be expected to achieve the necessary coverage of primary care physicians. Shire's main approach is to in-license projects, to develop them and launch them using it's own sales force in the eight key world markets. The Company seeks to protect the intellectual property upon which it relies through a range of patents and patent applications (both its own and those of its licensors).

The Company's principal products include:

     o in the U.S., Adderall for the treatment of Attention Deficit Hyperactivity Disorder; Agrylin for the treatment of elevated blood platelets; Pentasa for the treatment of ulcerative colitis; Carbatrol for the treatment of epilepsy; and ProAmatine for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of Reminyl for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on Epivir, Combivir and Trizivir for the treatment of HIV/AIDS and Epivir-HBV for the treatment of hepatitis B, each marketed by GlaxoSmithKline;

     o in the U.K., the Calcichew range, used primarily as adjuncts in the treatment of osteoporosis, and Reminyl, which was launched in September 2000 and is co-promoted by Janssen-Cilag;

     o in Canada, 3TC for the treatment of HIV/Aids, Combivir and Heptovir (marketed in partnership with GlaxoSmithKline); Amatine; Second Look, a breast cancer diagnostics product for which the Company hopes to receive FDA approval in 2001; and Fluviral S/F, a vaccine for the prevention of influenza; and

     o in the rest of the world, the Company receives royalties on the sales of Zeffix for the treatment of hepatitis B, marketed by GlaxoSmithKline, and will receive royalties on sales of Reminyl from Janssen Pharmaceutica.

In addition, the Company has a number of products in late stage development including Dirame for the treatment of moderate to severe pain, Foznol for the treatment of high blood phosphate levels associated with kidney failure and Troxatyl for the treatment of leukemia and solid tumors. The Company submitted the first regulatory submission for Foznol under the European Mutual Recognition procedure on March 13, 2001.

The accompanying consolidated financial statements include the accounts of Shire Pharmaceuticals Group plc and all its subsidiary undertakings after elimination of intercompany accounts and transactions.

b) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and

Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2000 and notes thereto. The results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

c) New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Had the BioChem transaction been initiated after this date, it would have been required to be accounted for under the purchase method rather than the pooling of interests method. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangibles will be recognized under SFAS No. 141 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill recognized on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $8,089,000 for the nine months ended September 30, 2001. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 44 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company is currently assessing whether the adoption of SFAS No. 144 will have any impact on its results of operations or financial position.

2.   Inventory

                                         September 30,          December 31,
                                                  2001                  2000
                                                 $'000                 $'000
                                        --------------        --------------
Finished goods                                  27,487                24,118
Work-in-process                                 17,311                12,544
Raw materials                                    5,234                12,950
                                        --------------        --------------
                                                50,032                49,612
                                        --------------        --------------

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

Three months ended September 30, 2001                     U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                          149,853          30,401                -         180,254
Licensing and development                                  943               -                -             943
Royalties                                                   44          37,059                -          37,103
Other revenues                                               -             784                -             784
                                                    ----------      ----------       ----------      ----------
Total revenues                                         150,840          68,244                -         219,084
                                                    ----------      ----------       ----------      ----------

Cost of revenues                                        13,264          14,772                -          28,036
Research and development                                     -               -           41,327          41,327
Selling, general and administrative                     37,968          34,617                -          72,585
Losses on dispositions of assets                         2,014              14                -           2,028
                                                    ----------      ----------       ----------      ----------
Total operating expenses                              (53,246)        (49,403)         (41,327)       (143,976)
                                                    ----------      ----------       ----------      ----------
Operating income/(loss)                                 97,594          18,841         (41,327)          75,108
                                                    ----------      ----------       ----------      ----------

Three months ended September 30, 2000                     U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                          111,069          31,044                -         142,113
Licensing and development                                  884           4,179                -           5,063
Royalties                                                   92          31,798                -          31,890
Other revenues                                               3             254                -             257
                                                    ----------      ----------       ----------      ----------
Total revenues                                         112,048          67,275                -         179,323
                                                    ----------      ----------       ----------      ----------

Cost of revenues                                        17,357          14,777                -          32,134
Research and development                                     -               -           44,487          44,487
Selling, general and administrative                     28,943          24,673                -          53,616
Losses on dispositions of assets                           219           (433)                -           (214)
                                                    ----------      ----------       ----------      ----------
Total operating expenses                              (46,519)        (39,017)         (44,487)       (130,023)
                                                    ----------      ----------       ----------      ----------


Operating income/(loss)                                 65,529          28,258         (44,487)          49,300
                                                    ----------      ----------       ----------      ----------

Nine months ended September 30, 2001                      U.S.    International             R&D             Total
                                                         $'000            $'000           $'000             $'000
                                                    ----------       ----------      ----------        ----------
Product sales                                          418,305           87,820               -           506,125
Licensing and development                                3,272              957               -             4,229
Royalties                                                  224          107,569               -           107,793
Other revenues                                               -            1,530               -             1,530
                                                    ----------       ----------      ----------        ----------
Total revenues                                         421,801          197,876               -           619,677
                                                    ----------       ----------      ----------        ----------

Cost of revenues                                        48,756           36,265               -            85,021
Research and development                                     -                -         120,838           120,838
Selling, general and administrative                    129,821           88,555               -           218,376
Asset impairments and restructuring charges
                                                             -           85,447               -            85,447
Merger transaction expenses                                  -           83,470               -            83,470
Losses on dispositions of assets                         2,014            8,112               -            10,126
                                                    ----------       ----------      ----------        ----------
Total operating expenses                             (180,591)        (301,849)       (120,838)         (603,278)
                                                    ----------       ----------      ----------        ----------
Operating income/(loss)                                241,210        (103,973)       (120,838)            16,399
                                                    ----------       ----------      ----------        ----------


Nine months ended September 30, 2000                      U.S.    International             R&D             Total
                                                         $'000            $'000           $'000             $'000
                                                    ----------       ----------      ----------        ----------
Product sales                                          300,619           78,734               -           379,353
Licensing and development                                2,874           11,470               -            14,344
Royalties                                                  221           95,332               -            95,553
Other revenues                                              16              715               -               731
                                                    ----------       ----------      ----------        ----------
Total revenues                                         303,730          186,251               -           489,981
                                                    ----------       ----------      ----------        ----------

Cost of revenues                                        42,794           34,437               -            77,231
Research and development                                     -                -         121,969           121,969
Selling, general and administrative                     88,083           94,829               -           182,912
Gains on dispositions of assets                           (63)            (416)               -             (479)
                                                    ----------       ----------      ----------        ----------
Total operating expenses                             (130,814)        (128,850)       (121,969)         (381,633)
                                                    ----------       ----------      ----------        ----------
Operating income/(loss)                                172,916           57,401       (121,969)           108,348
                                                    ----------       ----------      ----------        ----------

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

The following table sets forth the computation of basic and diluted net income/(loss) per share:

                                                          3 months to       3 months to      9 months to       9 months to
                                                        September 30,     September 30,    September 30,     September 30,
                                                                 2001              2000             2001              2000
                                                                $'000             $'000            $'000             $'000
                                                       --------------------------------  ---------------- ----------------
Numerator for basic net income/(loss) per share                58,111            43,176         (24,616)           184,402
Interest charged on convertible debt                               29                96                -                 -
Tax on interest charged                                           (7)              (23)                -                 -
                                                       --------------------------------  ---------------- ----------------
Numerator for diluted net income/(loss) per share              58,133            43,249         (24,616)           184,402
                                                       --------------------------------  ---------------- ----------------

Weighted average number of shares:                      No. of shares     No. of shares    No. of shares     No. of shares
                                                       --------------------------------  ---------------- ----------------
Basic  - weighted average number of shares                493,790,267       485,406,226      490,750,414       481,488,865
Effect of dilutive stock options                            9,842,029        10,529,424                -        12,248,314
Convertible debt                                              282,444         1,100,391                -                 -
                                                       --------------------------------  ---------------- ----------------
Diluted - weighted average number of shares               503,914,740       497,036,041      490,750,414       493,737,179
                                                       --------------------------------  ---------------- ----------------
Basic net income/(loss) per share                               11.8c              8.9c           (5.0c)             38.3c
                                                       --------------------------------  ---------------- ----------------
Diluted net income/(loss) per share                             11.5c              8.7c           (5.0c)             37.3c
                                                       --------------------------------  ---------------- ----------------

The calculation of the diluted weighted average number of shares for the nine months ended September 30, 2001 excludes the effects of dilutive stock options and convertible debt securities issued by the Company because these have an antidilutive effect on the calculation in a loss making period.

The calculation of the diluted weighted average number of shares for the nine months ended September 30, 2000 excludes the effects of convertible debt because it has an antidilutive effect.

5.   Restructuring

In May 2001, the Company completed a merger with BioChem Pharma Inc. ("BioChem"), an international specialty pharmaceutical company based in Montreal, Canada. As a result of the merger, the Company recorded pre tax charges in the second quarter of 2001 totalling $177.0 million, comprising asset impairment and restructuring costs ($85.4 million), merger related transaction expenses ($83.5 million) and a loss from the sale of a manufacturing facility in Toronto, Canada ($8.1 million).

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

The employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Shire's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. A total of 57 employees were identified to be terminated. As of September 30, 2001 all of the planned terminations were completed.

6. Long-term debt

     (a) During the first nine months of 2001, the Company made repayments of debt totalling $207 million.

     (b) During the first nine months of 2001, Shire Finance Limited, a wholly owned subsidiary of the Company, issued $400 million in senior guaranteed convertible notes due 2011, guaranteed by the Company, with an interest rate of 2%. The Company incurred issuance costs of approximately $9 million in respect of these convertible notes.

7. Consolidated statement of changes in shareholders' equity

                                                                                                Accumu-
                                                           Exchange-                             lated
                                    Common      Exchange-    able                                other       Total
                        Common      Stock         able      shares    Additional    Accumu-     compre-    sharehold-
                        Stock        No.         shares      No.        paid-in      late       hensive       ers'
                        Amount      000's        Amount     shares      capital    deficit      losses      equity
                        $'000       Shares       $'000      000's        $'000       $'000       $'000       $'000
                      ----------- ----------- ----------- ---------- -----------  ----------  ----------  ------------
As at January 1,
2001                      40,292     488,015          -           -     1,209,448   (14,804)    (60,550)   1,174,386

Net loss                       -           -          -           -             -   (24,616)           -    (24,616)
Foreign currency
translation                    -           -          -           -             -          -    (16,139)    (16,139)

Unrealized holding
loss on non-current
investments                    -           -          -           -             -          -       (508)       (508)

Issue of shares for
acquisitions             (6,522)    (51,478)    792,220      17,292     (785,698)          -           -           -

Issue of shares for
conversion of loan
note                          22         295          -           -         1,522          -           -       1,544

Exchange of
exchangeable shares        2,368      33,522  (514,892)    (11,174)       512,524          -           -           -
Options exercised            542       7,574          -           -        49,972          -           -      50,514
Issuance costs                 -           -          -           -          (18)          -           -        (18)
Stock option
compensation                   -           -          -           -         2,403          -           -       2,403
Tax benefit
associated with
exercise of stock
options                        -           -          -           -         3,307          -           -       3,307
                      ----------- ----------- ----------- ---------- -----------  ----------  ----------  ------------
As at September 30,
2001                      36,702     477,928    277,328       6,118       993,460   (39,420)    (77,197)   1,190,873
                      ----------- ----------- ----------- ---------- -----------  ----------  ----------  ------------

Each exchangeable share is exchangeable into 3 ordinary shares.

8. Contingent liabilities

(i) Phentermine

Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of October 31, 2001, SRI was named as a defendant in approximately 3,784 lawsuits and had been dismissed from 3,538 of these cases. There were approximately 150 additional cases pending dismissal as of October 31, 2001. In only 25 cases in which SRI remains as a defendant, has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

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

Emory University has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. BioChem and GlaxoSmithKline filed an opposition to this grant and are vigorously opposing the grant. An examined patent application, filed by Emory University claiming lamivudine, was successfully opposed by BioChem in Australia and Norway. Emory University has filed an appeal from that decision in the Federal Court of Australia. BioChem also filed an appeal from certain portions of the decision. An examined patent application filed by Emory University claiming lamivudine was also opposed by BioChem in Japan. The opposition was dismissed in April 1999 because it was improperly filed by a representative who had previously represented Emory. Notwithstanding the dismissal, the Japanese Patent Office issued an ex-officio action rejecting all of Emory University's claims. There can be no reassurance that Emory will not be able to overcome this rejection. An examined patent application filed by Emory claiming lamivudine was opposed by BioChem and GlaxoSmithKline in South Korea and such Emory claims to lamivudine were cancelled by the South Korean Patent Office. The Company is aware that Emory University has filed patent applications in other countries, which it believes may claim similar subject matter. The Company intends to challenge vigorously such patent applications.


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

On October 3, 2001, a lawsuit was filed against Shire in Boone County Kentucky Circuit Court. The suit involves an automobile accident that is alleged to have been the result of a psychotic episode experienced by the driver of the auto following an ingestion of Adderall. As a result of the accident, the driver's young son was killed. Shire is evaluating this suit and has not yet filed an answer with the Court.

(v) Interests in companies and partnerships

BioChem has undertaken to subscribe to an interest in companies and partnerships for amounts totaling $50,269,000. As at September 30, 2001 an amount of $33,501,000 (December 31, 2000: $25,709,000) has been subscribed. In addition, BioChem has undertaken to subscribe to additional amounts and pay royalties on certain future sales upon realization of certain conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The results for the three months and nine months ended September 30, 2000 have been restated from prior periods to reflect the merger of Shire and BioChem, which became effective on May 11, 2001, as if the merger had occurred at the beginning of the periods described.

Results of operations for the three months ended September 30, 2001, as compared with those for the three months ended September 30, 2000

Overview of financial results
Total revenues for the three months ended September 30, 2001 increased by 22 per cent to $219.1 million as compared to the three months ended September 30, 2000. The Company recorded a third quarter net income of $58.1 million (2000: net income $43.2 million), an increase of 35 per cent.

Sales and marketing
Product sales of $180.3 million, which represented 82 per cent of total revenues, increased by 27 per cent over third quarter 2000 product sales of $142.1 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 83 per cent in the three months ended September 30, 2001 (2000: 78 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:

                                 3 months to       3 months to
Product sales by segment       September 30,     September 30,
                                        2001              2000
                                       $'000             $'000         % change

United States                        149,853           111,069            +34.9
International                         30,401            31,044             -2.1
                                ------------      ------------     ------------
Total product sales                  180,254           142,113            +26.8
                                ------------      ------------     ------------


Third quarter sales of ADDERALL, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $86.7 million, representing growth of 45 per cent over the third quarter of 2000. ADDERALL had a 32.4 per cent share of the prescription market for ADHD in the U.S. in September 2001 compared to 33.0 per cent in September 2000. ADDERALL continues to be the brand leader in the U.S. market for ADHD.

Sales of AGRYLIN, the only U.S. product licensed for the treatment of essential thrombocythemia were $19.8 million, a 44 per cent increase over third quarter 2000 sales of $13.7 million. Shire achieved a prescription share of 23.8 per cent of the total U.S. AGRYLIN market, including Hydrea and generic hydroxyurea, in September 2001 compared to 17.4 per cent in September 2000.

Sales of PENTASA, licensed for the treatment of ulcerative colitis, at $20.0 million, were 39 per cent higher than the comparable period last year. PENTASA had a 18.2 per cent share of the oral mesalamine/obsalazine market in September 2001 compared to 17.9 per cent in September 2000.

CARBATROL containing carbamazapine for the treatment of epilepsy, recorded sales growth of 14 per cent from sales of $6.9 million in the three months ended September 30, 2000 to $7.9 million in the three months ended September 30, 2001. This translates to 35.2 per cent of the U.S. extended release carbamazepine prescription market in September 2001, compared to 29.7 per cent in September 2000.

Licensing
As expected, following the launch by Janssen (J&J) of REMINYL, Shire's Alzheimer's drug, reimbursement of associated R&D costs by J&J has now come to an end. Consequently, licensing and development fees decreased by 82% to $0.9 million in the three months ended September 30,2001 compared to the same period last year .

Royalties
Royalties increased by $5.2 million in the three months ended September 30, 2001, up 16 per cent from the three months ended September 30, 2000, to $37.1 million. Royalty income has slightly decreased compared to the second quarter of the year due to wholesalers de-stocking following the REMINYL U.S. launch in May 2001. The Company also receives royalties from GlaxoSmithKline on the worldwide sales of 3TC, for the treatment of HIV infection / AIDS, and Zeffix, an oral treatment for chronic hepatitis B.

Cost of sales and operating expenses
Gross margin on product sales increased from 77 per cent for the three months ended September 30, 2000 to 84 per cent for the three months ended September 30, 2001. This is a reflection of the product mix as the higher margin products, ADDERALL and AGRYLIN, represented approximately 59 per cent of total product sales in the three months ended September 30, 2001 compared to 52 per cent in the three months ended September 30, 2000. Improved pricing in respect of ADDERALL has also benefited the gross margin in three months ended September 30, 2001.

R&D expenditure decreased 7 per cent to $41.3 million for the three months ended September 30, 2001 (2000: $44.5 million). R&D expenditure in third quarter 2001 represented 19 per cent of revenues compared to 25 per cent in third quarter 2000 and 23 per cent for full year 2000.

Selling, general and administrative expenses, excluding the effects of a stock option compensation charge of $0.05 million (2000: $0.2 million) and depreciation and amortization of $11.7 million (2000: $9.4 million), increased by 38 per cent to $60.8 million for the three months ended September 30, 2001 (2000: $44.0 million). This reflects the high promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 34 per cent for the third quarter 2001 (2000:
31%).

The 25 per cent increase in depreciation and amortization for the three months ended September 30, 2001 is attributable to the purchase of several new products in Europe since September last year.

Income taxes
For the three months ended September 30, 2001 income taxes increased $7.8 million to $19.8 million from $12.0 million for the three months ended September 30, 2000. The Company's effective tax rate before the stock compensation charge and exceptional items was 25 per cent for the three months ended September 30, 2001 (Q3 2000: 24 per cent). The Company has recorded net deferred tax assets of $23.4 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Results of operations for the nine months ended September 30, 2001, as compared with those for the nine months ended September 30, 2000

Overview of financial results
Total revenues for the nine months ended September 30, 2001 were $619.7 million, an increase of $129.7 million or 26 per cent over the nine months ended September 30, 2000. After one time merger related expenses and restructuring charges of $177.0 million, the Company recorded a net loss of $24.6 million (2000: $184.4 million net income). Net loss for the nine months to September 30, 2001 includes an APB 25 charge of $2.4 million compared to $23.7 million for the nine months ended September 30, 2000.

Sales and marketing
Product sales were $506.1 million in the nine months ended September 30, 2001 (2000: $379.4 million), representing an increase of 33 per cent. Of particular note, ADDERALL sales at $226.2 million were 42 per cent higher than in the nine months ended September 30, 2000.

Other products contributing to the overall 33 per cent increase were AGRYLIN (increase of $19.5 million or 45 per cent), CARBATROL (increase of $9.6 million or 54 per cent) and PROAMATINE (increase of $10.6 million or 65 per cent).

U.S. product sales for the nine months ended September 30, 2001 represented 83 per cent of the Company's total sales revenues (2000: 79 per cent).


Product sales by segment         9 months to      9 months to
                               September 30,    September 30,          % change
                                        2001             2000
                                       $'000            $'000

United States                        418,305          300,619             +39.1
International                         87,820           78,734             +11.5
                                ------------     ------------      ------------
Total product sales                  506,125          379,353             +33.4
                                ------------     ------------      ------------

Licensing
Licensing and development fees for the nine months ended September 30, 2001 decreased by 71 per cent to $4.2 million compared to $14.3 million for the nine months ended September 30, 2000.

Royalties increased by $12.2 million to $107.8 million for the nine months ended September 30, 2001.

Cost of sales and operating expenses
Gross margin on product sales increased to 83 per cent for the nine months ended September 30, 2001 compared to 80 per cent for the nine months ended September 30, 2000.

R&D expenditure decreased by 1 per cent to $120.8 million for the nine months ended September 30, 2001 (2000: $122.0 million). R&D expenditure for the nine months ended September 30, 2001 represents 20 per cent of revenues compared to 25 per cent for the nine months ended September 30, 2000.

Excluding the effects of a stock option compensation charge, depreciation and amortization charges, the underlying selling, general and administrative expenses increased by 39 per cent to $182.2 million for the nine months ended September 30, 2001 (2000: $131.2 million) in line with the expansion of the business.

Depreciation and amortization increased by 21 per cent to $33.8 million (2000:
$28.0 million). As noted above, this increase reflects the amortization charge on those intangible assets acquired since the third quarter of 2000.

Income taxes
For the nine months ended September 30, 2001 income taxes were $51.4 million, representing an effective rate of tax on income pre APB 25 charge of 25 per cent (2000: 24 per cent).


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

At September 30, 2001, the Company had net cash funds available as follows:

                                               September 30,      December 31,
                                                        2001              2000
                                                       $'000             $'000
                                              --------------    --------------
Cash and cash equivalents                            514,998            93,266
Marketable securities and other current
  asset investments                                  260,964           370,425
Debt                                               (397,884)         (213,874)
                                              --------------    --------------
Net cash                                             378,078           249,817
                                              --------------    --------------

Net cash provided by operating activities for the nine months ended September 30, 2001 was $117.3 million compared to $52.4 million for the nine months ended September 30, 2000.

Investing activities provided $68.0 million for the nine months ended September 30, 2001 (2000: $33.3 million). This was due to an inflow of cash by reducing cash placed on short-term deposit and by the redemption of marketable securities of $109.5 million, and outflows in respect of net capital expenditure on long-term investments, intangible assets and fixed assets of $41.4 million.

Investing activities for the nine months ended September 30, 2000 included $75.2 million from the redemption of marketable securities, $136.2 million of proceeds from the sale of long-term investments and fixed assets, purchases of intangible assets and fixed assets of $43.1 million, a net $134.6 million outflow for investment in temporary and long-term investments and a $0.4 million outflow for other investing activities.

Financing activities provided $236.1 million for the nine months ended September 30, 2001 (2000: $41.7 million). The $236.1 million inflow included $50.5 million received from exercises of employee stock options and $391.0 million received from the issue of convertible notes, and repayments of long-term debt totalling $207.0 million. The repayments of debt were in respect of a $125.0 million term loan owing to Credit Suisse First Boston and $76.9 million repaid to Glaxo SmithKline. In part, cash funds released from short term investments, as noted above, were used to settle the long-term debts outstanding.

Financing activities for the nine months ended September 30, 2000 included $43.0 million received from exercises of employee stock options, $7.2 million of proceeds from the issue of common stock and repayments of long-term debt of $8.5 million.

Capital expenditure
Capital expenditure on tangible fixed assets for the nine months ended September 30, 2001 was $6.3 million, which included $1.7 million of equipment related to the Company's new head office facility occupied from March 2001. Expenditure was offset by approximately $7 million in proceeds received on the sale of the Toronto facility. Other capital expenditure related to the purchase of long term investments ($13.2 million) and $33.5 million for new products, including Monocid and Indurgan marketed by the Company's Spanish and Italian operations.

Capital expenditure on tangible fixed assets for the nine months ended September 30, 2000 was $21.2 million. This included the purchase of research and development equipment, and investment in computer equipment across all operational areas. Capital expenditure on new products of $21.9 million included the acquisition of certain European and Nordic rights to Balsalazide; a treatment for ulcerative colitis, for $15.9 million.

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

Since December 31, 2000 the Company has repaid in full a long-term loan outstanding to Credit Suisse First Boston and amounts due to Glaxo SmithKline under a promissory note. Thus, as at September 30, 2001 the Company's exposure to variable interest rate market risk on debts outstanding compared to the position at December 31, 2000 is much reduced.

On August 15, 2001 Shire Finance Limited, a wholly owned subsidiary of the Company, placed an offering of $350 million principal amount of Guaranteed Convertible Notes due 2011 with international institutional investors at an issue price of 100%. In connection with the issue, the initial purchasers exercised in full the option to subscribe or precure subscribers for an additional $50 million principal amount of notes. The total principal amount of the issue was therefore $400 million.

These Notes are guaranteed by the Company and are convertible into redeemable preference shares of the issuer which upon issuance will be immediately exchanged for either (i) ordinary shares or (ii) American Depository Shares (ADS's) of Shire or, at the Issuer's option, cash. The Notes will bear interest of 2% per annum, paid semi-annually. The effective initial exchange price is $20.154 per ordinary share and $60.4625 per ADS. This exchange price represents a premium of 25% over the closing price of Shire ADS's on August 14, 2001.

Investors have the right to require the Issuer to redeem the notes at par on August 21, 2004, 2006 or 2008. Subject to certain conditions, the Notes will be callable after August 21, 2004.

The Company has short term and long term debt liabilities denominated in foreign currencies. As at September 30, 2001, a total of $5.6 million was outstanding (December 31, 2000: $6.0 million). The underlying currency was Canadian dollars.

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

General economic market risk

The terrorist attacks of September 11, 2001 resulted in interruption to business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. The magnitude and far reaching global impact of the events of September 11 are unprecedented in terms of the wide array of losses incurred and the number of businesses impacted.

Shire has experienced no quantifiable losses, damage to property or loss of life as a direct result of September 11. However, consequential increases to operational costs such as insurance premiums, international air travel and incremental supplier costs would impact future profitability levels. The directors do not believe at this time that any additional market risk specific to the Company has resulted from the recent acts of terrorism.



PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) Phentermine

Until April 1998, Shire Richwood Inc. ("SRI") distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SRI has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SRI and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. As of October 31, 2001, SRI was named as a defendant in approximately 3,784 lawsuits and had been dismissed from approximately 3,538 of these cases. There were approximately 150 additional cases pending dismissal as of October 31, 2001. In only 25 cases in which SRI remains as a defendant, has it been alleged in the complaint or subsequent discovery that the plaintiff had used SRI's particular product. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SRI did not promote phentermine for long term combined use as the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

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

Emory University has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. BioChem and GlaxoSmithKline filed an opposition to this grant and are vigorously opposing the grant. An examined patent application, filed by Emory University claiming lamivudine, was successfully opposed by BioChem in Australia and Norway. Emory University has filed an appeal from that decision in the Federal Court of Australia. BioChem also filed an appeal from certain portions of the decision. An examined patent application filed by Emory University claiming lamivudine was also opposed by BioChem in Japan. The opposition was dismissed in April 1999 because it was improperly filed by a representative who had previously represented Emory. Notwithstanding the dismissal, the Japanese Patent Office issued an ex-officio action rejecting all of Emory University's claims. There can be no reassurance that Emory will not be able to overcome this rejection. An examined patent application filed by Emory claiming lamivudine was opposed by BioChem and GlaxoSmithKline in South Korea and such Emory claims to lamivudine were cancelled by the South Korean Patent Office. The Company is aware that Emory University has filed patent applications in other countries, which it believes may claim similar subject matter. The Company intends to challenge vigorously such patent applications.

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

On October 3, 2001, a lawsuit was filed against Shire in Boone County Kentucky Circuit Court. The suit involves an automobile accident that is alleged to have been the result of a psychotic episode experienced by the driver of the auto following an ingestion of Adderall. As a result of the accident, the driver's young son was killed. Shire is evaluating this suit and has not yet filed an answer with the Court.


ITEM 2. CHANGES IN SECURITIES

On August 21, 2001, Shire Finance Limited ("Finance"), a wholly-owned subsidiary of the Company, issued $400 million principal amount of 2% Senior Guaranteed Convertible Notes due 2011(the "Notes"), which Notes were fully and unconditionally guaranteed by the Company (the "Guarantee" and, together with the Notes, the "Securities"). The Securities were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Act") and outside the United States to institutional investors in reliance on Regulation S under the Act. The initial purchasers of the Securities agreed to issue and sell the Securities only to qualified institutional buyers under Rule 144A or to institutional investors pursuant to Regulation S. The Notes are convertible, at any time prior to August 14, 2001 or their redemption or repurchase, into preference shares of Finance. Each $1,000 principal amount of Notes may be converted into one preference share. Upon issuance, the preference shares will be immediately exchanged for
(i) the Company's ordinary shares, (ii) American Depository Shares ("ADSs") representing ordinary shares of the Company or (iii) at Finance's option, cash. The initial exchange ratio is equal to 49.6175 ordinary shares per preference share or 16.5392 ADSs per preference share, is based on an effective exchange price of approximately $20.154 per ordinary share and $60.4625 per ADS, representing a premium of 25% over the closing price of the Company's ADSs on August 14, 2001, and is subject to adjustment upon the occurrence of certain events. The net proceeds to Finance from the offering of the Notes was approximately $391 million. On November 6, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale by holders of their Notes and the ordinary shares issuable upon exercise of the preference shares. The registration statement has not yet been declared effective.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

3.1* Amended and Restated Memorandum and Articles of Association of Shire
     Finance Limited.

4.1* Indenture dated August 21, 2001 by and among Shire Finance Limited, Shire
     Pharmaceuticals Group plc and The Bank of New York, as Trustee

4.2* Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.1)

4.3* Registration Rights Agreement dated August 21, 2001, between Shire Finance
     Limited, Shire Pharmaceuticals Group plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers

4.4* Preference Share Guarantee Agreement dated August 21, 2001 among Shire
     Finance Limited, Shire Pharmaceuticals Group plc and The Bank of New York, as Guarantee Trustee

4.5* Form of Shire Pharmaceuticals Group plc Guarantee

     * Incorporated by reference to the exhibits to Shire's Registration Statement on Form S-3 (No. 333-75862), filed November 6, 2001.



(b)      Reports on Form 8-K

         During the third quarter ended September 30, 2001, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

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

         Form 8-K (Item 5 - Other Events), and Item 7 - Financial Statements and Exhibits), date of earliest event reported August 15, 2001, with respect to restated financial statements and management's discussion and analysis of financial conditions and results of operations.


         During the period between September 30, 2001 and the filing of this Form 10-Q, the following report on Form 8-K was filed by the Company with the Securities and Exchange Commission:

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported October 12, 2001, with respect to press release announcement of US Food and Drug Administration (FDA) approval of Adderall XR(TM).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)




Date:    November 14, 2001          By:      /s/ Angus C. Russell
                                             ----------------------------
                                             Angus C. Russell
                                             Group Finance Director



Date:    November 14, 2001          By:      /s/ Rolf Stahel
                                             ----------------------------
                                             Rolf Stahel
                                             Chief Executive