Form 10-K
period 2001-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2002-03-29
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

         England and Wales                              98-0359573
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Hampshire International Business Park, Chineham, Basingstoke,      RG24 8EP
--------------------------------------------------------------     --------
                      Hampshire, England                          (Zip Code)
                      -------------------
           (Address of principal executive offices)


                                 44 1256 894 000
                                 ---------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                 Name of exchange on which registered

American Depository Shares,
each representing 3 Ordinary
Shares 5 pence par value per share              Nasdaq National Market
----------------------------------              ----------------------


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

Yes  [X]    No    [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 2002, the aggregate market value of the ordinary shares, (pound)0.05 par value per share of the Registrant held by non-affiliates was approximately $3,542 million.

As of March 26, 2002, the number of outstanding ordinary shares of the Registrant was 482,605,799.

                  THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward looking statements. The forward looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, our results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, the impact of competitive products, government regulation and approval, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission including this annual report on Form 10-K for the year ended December 31, 2001.

ITEM 1: Business

(A)      General Development of Business

We are an international specialty pharmaceutical company with a strategic focus on three therapeutic areas: central nervous system disorders, oncology and anti-infectives. Our strategy is further supported by two technology platforms, drug delivery and biologics.

We have sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. We also cover other significant pharmaceutical markets indirectly through distributors. We operate and manage our business within three individual operating segments: U.S., International and global research and development. Within these segments, revenues are derived primarily from three sources: sales of products by our own sales and marketing operations, royalties and licensing and development fees.

We have expanded our business both organically and through acquisitions, the most recent of which was our merger with BioChem Pharma, Inc. (BioChem) in May 2001.

We were incorporated under the laws of England and Wales on January 1, 1994. As part of a recapitalization, we acquired the entire share capital of Shire Holdings Ltd on December 19, 1994, including the operations of Rybar Laboratories Ltd, a U.K. based sales and marketing company acquired by our predecessor in July 1992. In September 1995, we acquired Imperial Pharmaceutical Services Ltd (subsequently renamed Shire Pharmaceutical Contracts Ltd). We acquired Pharmavene, Inc. (subsequently renamed Shire Laboratories, Inc.) in March 1997 and Richwood Pharmaceutical Company, Inc. (subsequently renamed Shire Richwood, Inc. and then Shire US Inc.) in August 1997.

In October 1999, we acquired the German, French and Italian sales and marketing subsidiaries of Fuisz Technologies Ltd (the subsidiaries were subsequently renamed Shire Deutschland, Shire France and Shire Italia respectively). We merged with Roberts Pharmaceutical Corporation (Roberts) in December 1999. Following our merger, the U.S. sales and marketing operations of Roberts were merged into those of Shire Richwood, Inc., now Shire US Inc. In May 2000, we established a Representative Office in Singapore to effectively manage our activities in the Pacific Rim markets. In June 2000, we established a sales and marketing subsidiary in Spain, Shire Pharma Iberica.

We are a public limited company organized under the laws of England and Wales. Our principal executive offices are located at Hampshire International Business Park, Chineham, Basingstoke, Hampshire, RG24 8EP, England and our telephone number is + 44 1256 894000.

In this report, the term the "Company" or the "Group" refers to Shire Pharmaceuticals Group plc and its subsidiaries unless the context indicates otherwise.

(B)      Financial Information about Industry Segments

Substantially all of our revenues, operating profits or losses and assets are attributable to one line of business, the acquisition, development and sale of pharmaceutical products within three individual operating segments: U.S., International and global research and development.

(C) Description of Business

Strategy and Approach

Our business model has five levels of focus: specialist doctors, business, functional, geographic, and therapeutic areas and platform technologies.


     Specialist doctors

     We have a particular interest in innovative therapies. The term "specialty" refers to products prescribed by specialist doctors as opposed to those prescribed by primary care or general practitioners. We target specialists because they usually lead innovations in prescribing. Therefore, we target or shall target the main specialist doctors who prescribe within the following therapeutic areas: central nervous system disorders, oncology and anti-infectives.

     Business

     As a specialty pharmaceutical company, our strategy is to target a limited but specific audience and to maximize sales through a comparatively small sales force.

     The concept of marketing to specialists allows us to clearly define our financial goals, which include high gross profit and operating margin targets, with the aim to reach both annual sales growth and investment in research and development that is above the industry average.

     Functional

     We focus on specific functional areas of the business that are identified as being key drivers for success, such as Research, Development and Marketing.

     On May 11, 2001 we completed our merger with BioChem, which added seven pre-Phase II projects to our portfolio. The merger strengthened our in-house early phase development capabilities and added two valuable sources of new projects, our Biologics business and our Lead Optimization capability located both in Canada and the U.S.

     In order to reduce financial and business risk, we maintain a careful and objective discipline in our approach to R&D risk management by weighting our portfolio of projects towards those projects viewed as low to medium risk. Part of this strategy is the acquisition of projects at a given stage of development as such in-licensing opportunities typically reduce our exposure to the high risks associated with the early stages of research and development. We believe, as a consequence, the average risk profile of projects in our R&D portfolio is targeted to be lower than the industry average.

     Our strategy also includes the identification of off-patent products that could be enhanced using the technology of our oral drug delivery company, Shire Laboratories Inc., based in Maryland, U.S. Examples of such projects are ADDERALL XR(TM) and CARBATROL XR(TM). We seek to obtain patent protection through our drug delivery expertise wherever possible.

     Another very important source of growth is our "search" function. This function has played a key role in enabling the identification of new projects, products and merger and acquisition (M&A) opportunities. We have grown both organically and through six mergers and acquisitions during the past seven years.

     Our Sales and Marketing function is another essential source of our success. We take pride in our well-trained and highly-motivated sales force that has, through the success of our main marketed products and the recent launch of ADDERALL XR, demonstrated outstanding professionalism and performance.


     Geographic

     Our aim is to market our products using our own sales forces in eight major pharmaceutical markets of the world. We have sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland (R.O.I.), France, Germany, Italy and Spain with plans to add Japan by 2004. We intend to cover other significant pharmaceutical markets indirectly through distributors. We have already appointed such distributors in territories including Australia, Denmark, Finland, Hong Kong, Israel, Malaysia, Norway, Phillipines, Singapore, South Africa, South Korea and Thailand.

     Therapeutic areas and platform technologies

     We focus on three therapeutic areas: central nervous system disorders, oncology and anti-infectives, with two platform technologies: drug delivery and biologics. However, we continue to market two of our major products in the metabolic diseases and gastroenterology specialist field.

Sales and Marketing

Our sales and marketing operations in the U.S., the U.K., the Republic of Ireland, continental Europe and Canada presently consist of 654 sales representatives. We believe that our sales and marketing infrastructure can be expanded rapidly to meet product opportunities.

(a) Currently marketed products

The table below lists our key currently marketed products by therapeutic area, indicating the owner or licensor of the product, the marketer of the product and the territory in which the product is being marketed.

Products                         Principal Indication(s)         Owner/Licensor                 Marketed By/Relevant
                                                                                                Territory

Treatments for central nervous system disorders

Adderall XR(TM)                  ADHD                            Shire                          Shire - U.S.
Adderall(TM)                     ADHD                            Shire                          Shire - U.S.
Carbatrol(TM)                    Epilepsy                        Shire                          Shire - U.S.
REMINYL(TM)                      Alzheimer's disease             Shire                          Shire and Janssen - U.K. and
                                                                                                R.O.I.
                                                                                                Janssen - RoW




Treatments for infections
3TC*/EPIVIR*                     HIV/AIDS                        Shire**                        Shire and GSK -Canada
                                                                                                GSK - RoW
COMBIVIR*                        HIV/AIDS                        Shire**                        Shire and GSK -Canada
                                                                                                GSK - RoW
TRIZIVIR*                        HIV/AIDS                        Shire**                        Shire and GSK -Canada
                                                                                                GSK - RoW
ZEFFIX* / EPIVIR-HBV*            Hepatitis B infection           Shire**                        Shire and GSK -Canada
/HEPTOVIR*(1)                                                                                   GSK - RoW

Oncology treatments
Agrylin(TM)                      Elevated blood platelets        Shire                          Shire - U.S. and Canada

Treatments for other diseases
ProAmatine(TM)                   Orthostatic hypotension         Nycomed                        Shire - U.S. and Canada
Amatine(TM)
Pentasa(TM)                      Ulcerative colitis              Ferring                        Shire - U.S.
CALCICHEW(TM) range              Adjunct in osteoporosis         Nycomed                        Shire - U.K. and R.O.I.(2)

1 This is not a comprehensive list of trademarks for this product as various others are used in smaller markets.

2    Also distributed in various export markets on our behalf.

TM   Our trademarks or those of our subsidiaries.

*    Trademarks of GlaxoSmithKline (GSK)

**   GSK is the owner / licensor of some rights in these products.


Treatments for central nervous system disorders

Adderall XR and Adderall. Attention Deficit Hyperactivity Disorder (ADHD) is a central nervous system disorder, characterized by varying degrees of inattention, impulsivity and hyperactivity. It was thought to be a childhood disorder, although there is increasing evidence to show that it also affects adults. According to IMS America, the U.S. market for ADHD treatments was approximately $1,019 million for the year ended December 31, 2001. It is estimated that between 3% and 7% of children in the U.S. suffer from the condition.

U.S. Drug Enforcement Agency (DEA) Schedule II products, specifically methylphenidate and amphetamines, are currently the only approved first line treatments for ADHD available. Our products, ADDERALL XR and ADDERALL, contain a combination of four amphetamine salts. ADDERALL was launched in 1996 and was the ADHD brand leader at the end of 2001. Adderall XR is a patented formulation of Adderall that uses Shire Laboratories' Microtrol(TM) delivery technology and is designed to provide an all day treatment with one morning dose. It can be administered as a capsule or sprinkled on food. In the ADHD market, a once a day formulation is accepted to be an important benefit as it:

     o    provides all day control symptoms;
     o    avoids the need for medication to be taken at school;
     o    reduces the risk of diversion;
     o    allows parental control of medication;
     o    offers potential for improved compliance;
     o    decreases social stigma; and
     o    eases the burden on school nurses.

A New Drug Application (NDA) for ADDERALL XR was submitted to the U.S. Food and Drug Administration (FDA) on October 3, 2000. An approvable letter was received on August 3, 2001 followed by the approval letter on October 12, 2001. In November 2001 a formulation and pharmaceutical composition patent relating to ADDERALL XR was issued by the U.S. Patent and Trademark Office, expiring in 2018. The product was launched by promotion to doctors on November 5, 2001, and according to NDC Health had already achieved 14.5% share of the U.S. prescription ADHD market for the week ending March 15, 2002.

Sales of ADDERALL XR and ADDERALL during 2001 were $350.3 million, representing approximately 40% of our total revenues. As a result, factors adversely affecting the sale or production of ADDERALL XR and ADDERALL would have a material adverse effect on our financial condition and results of operation.





Factors which could adversely affect sales of Adderall XR and ADDERALL include:

     o issues impacting the production of ADDERALL XR and ADDERALL or our supply of amphetamine salts;
     o development and marketing of competitive pharmaceuticals (including generic versions of AdderalL - see below);
     o technological advances (including the introduction of competing non-scheduled ADHD treatments);
     o    changes in reimbursement policies of third-party payers;
     o    government action / intervention;
     o    marketing or pricing actions by our competitors;
     o    the occurrence of adverse reactions to AdderalL XR or ADDERALL;
     o    public opinion towards ADHD treatments;
     o    product liability claims; or
     o    changes in prescription writing practices.

On February 11, 2002 Barr Laboratories Inc. announced FDA approval to market a generic version of ADDERALL. We are also aware that a number of other pharmaceutical companies may have filed abbreviated New Drug Applications (ANDA's) with the FDA and are seeking approval for a generic version of ADDERALL which no longer has marketing exclusivity in the U.S.

Carbatrol. Approximately 2.5 million people in the U.S. suffer from epilepsy, a disorder that is characterized by an episodic disturbance of consciousness during which seizure activity occurs in the brain. Carbatrol is an extended release formulation of carbamazepine that can be administered as a capsule or sprinkled on food, and delivers steady blood levels of drug over 24 hours when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL therefore provides advantages for patients, aiding compliance. Carbamazepine is one of the most widely prescribed antiepileptic drugs, accounting for approximately 12% of total U.S. anti-epileptic prescriptions written in 2001. Prescription numbers for Carbatrol increased from 658,000 in 2000 to 853,000 in 2001.

The FDA approved CARBATROL on September 30, 1997 for marketing in the U.S. The product was originally out-licensed to Athena, a subsidiary of Elan Corporation plc. In December 1997, we reacquired the worldwide rights to Carbatrol, together with inventory and certain plant and equipment for $25.0 million. We launched Carbatrol in the U.S. in June 1998. On March 31, 1999, we terminated our promotion agreement with Athena. In 1994, we obtained a patent in the U.S. covering the formulation of Carbatrol with an expiration date of 2011. Patent applications covering this technology are pending in other countries.

We outsource the manufacture and packaging of CARBATROL. In 2001, the third-party manufacturer that encapsulates and packages CARBATROL has been unable to produce sufficient quantities to maintain adequate stock of product in the distribution pipeline to support the current growth. We believe this supply issue is temporary and will be resolved through additional production capacity in 2002.

In the year ended December 31, 2001, sales of CARBATROL were $36.8 million representing approximately 4% of our total revenues.

REMINYL. Alzheimer's disease is characterized by loss of memory, particularly of recent events, confusion and disorientation, followed by severe intellectual disturbances, personality changes and emotional disintegration. It is progressive, with death usually occurring within five to nine years following the onset of symptoms. It is estimated that approximately 8 million people in the U.S. and Western Europe suffer from Alzheimer's disease.

REMINYL, a new treatment for mild to moderate Alzheimer's disease, was developed with Janssen Research Foundation under a co-development and licensing agreement.

The first regulatory approval within the European Union (EU) for REMINYL was received from Sweden on March 3, 2000. In July 2000, REMINYL successfully completed the EU Mutual Recognition Procedure and was launched in the U.K. in September 2000. This was followed by launches in a number of other countries during late 2000 and 2001. In the U.S., Janssen submitted an NDA on September 29, 1999. An approvable letter was issued by the FDA in August 2000, followed by an approval letter on February 28, 2001. REMINYL was launched in the U.S. in May 2001 by Janssen Pharmaceutical and Ortho-McNeil Pharmaceutical.

The European Summary of Product Characteristics indicates that REMINYL has a novel dual mechanism of action. Decreased levels of acetylcholine, caused by the death of acetylcholine neurons, are known to be related to the symptoms of Alzheimer's disease. In addition to preserving levels of acetylcholine in the brain by blocking the action of the enzyme acetylcholinesterase, which inactivates acetylcholine, laboratory research suggests that REMINYL may also act on the brain's nicotinic receptors. The modulation of these receptors may lead to the release of more acetylcholine. Janssen Research Foundation is investigating the clinical significance of this characteristic.

REMINYL was launched using natural galantamine extracted from daffodil bulbs. Regulatory approval for the synthetic manufacture of galantamine was gained in 2001 in Europe and the U.S. We will be relying on Janssen and Waldheim Pharmaceutica for the supply of synthetic galantamine of suitable quality and quantity and there can be no assurance that adequate supplies will be available.

Janssen are also developing REMINYL for additional indications including vascular and mixed dementias.

Treatments for infections

Following our merger with BioChem, the anti-infective area has become of strategic importance to us, and we now have a strong portfolio of marketed antiviral medications.

3TC/EPIVIR, COMBIVIR, TRIZIVIR. The human immunodeficiency virus (HIV) is a retrovirus that has been isolated and recognized as the causative agent of acquired immunodeficiency syndrome (AIDS). There are many strains of HIV throughout the world, although they all use the same mechanism of action. The virus' RNA is converted to DNA using the reverse transcriptase enzyme and the DNA is integrated into the host organisms' genome, where it is able to replicate.

According to UNAIDS, in December 2001 there were more than 40 million adults and children living with the HIV infection worldwide. Estimates suggest that there are 16,000 new infections each day.

Lamivudine, which was originally discovered by BioChem and licensed to Glaxo Wellcome in 1990, is the key to the success of this HIV/AIDS treatment franchise. We receive royalties on sales of lamivudine (now marketed in various single and combination formulations, including 3TC/EPIVIR, COMBIVIR and TRIZIVIR), except in Canada, where we have a commercialization partnership with GlaxoSmithKline (GSK). These products are now launched widely.

ZEFFIX. Hepatitis B (HBV) virus is the causative agent of both acute and chronic forms of hepatitis B, a liver disease which is a major cause of death and disease throughout the world. Over 2 billion people worldwide have been at some point infected with the HBV virus. Of these 2 billion, there are over 350 million people chronically infected, 75% of whom are found in the Asia-Pacific region (World Health Organization (WHO) 1996). There are some 25 million chronic carriers of HBV in industrialized countries. These chronic carriers are at risk of developing chronic active hepatitis, which kills up to 2 million persons per annum. Vaccines to prevent hepatitis B are currently available, however, they have not been shown to be effective in those already infected with the virus. Despite the availability of these vaccines for more than a decade, the incidence of HBV infection in the U.S. has increased.

Lamivudine has also been shown to be effective against the HBV virus and is marketed as ZEFFIX and various other trademarks around the world. In an agreement similar to that for lamivudine in HIV/AIDS, we receive royalties on sales of lamivudine by GSK for HBV except in Canada, where we have a commercialization partnership with GSK. Please refer to Note 19b (iv) to the consolidated financial statements for further details in relation to lamivudine.

Oncology treatments

Agrylin. Thrombocythemia is a chronic disorder associated with increased or abnormal production of blood platelets. Since platelets are involved in blood clotting, their abnormal production can result in the inappropriate formation of blood clots or in bleeding, with the consequence of an increased risk of gastrointestinal bleeding, heart attack and stroke.

In January 1999, we purchased the intellectual property rights to Agrylin from Bristol-Myers Squibb for $35.0 million.

In 1991, we obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell Agrylin (anagrelide) as an oral treatment for thrombocythemia. In March 1997, the NDA for Agrylin was approved. We also market AGRYLIN in Canada and through distributors in South Korea, Switzerland, Israel, South Africa and Australia. There is no other U.S. or Canadian approved treatment available for thrombocythemia. Other current therapies used to reduce excessive platelet production may have disadvantages, such as possible links to leukemogenesis and leukopenia.

In December 1998, we received approval for an expanded indication for AGRYLIN for thrombocytosis secondary to all myeloproliferative diseases, including polycythemia vera and chronic myelogenous leukemia.

In the year ended December 31, 2001, our worldwide sales of Agrylin were $85.5 million, representing approximately 10% of our total revenues.

Treatments for other diseases

CALCICHEW range. Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than 3 million people in the U.K. are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in estrogen production following menopause.

Our principal products for the adjunctive treatment of osteoporosis and for the treatment of hyper phosphatemia are the CALCICHEW range of calcium and calcium/vitamin D supplements which are sold mainly in the U.K. and the Republic of Ireland. Our CALCICHEW range includes, among others, CALCICHEW(TM), CALCICHEW D3(TM) and CALCICHEW D3 FORTE(TM), used as adjuncts to other therapies and which we believe are more palatable than alternative products. We hold a leading position in the (pound)20 million (approximately $29 million) U.K. prescription calcium market.

ProAmatine. In 1996, PROAMATINE was given accelerated approval by the FDA as a new drug for life-threatening illnesses and is currently the only FDA approved treatment for postural hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. ProAmatine has been designated as an orphan drug by the FDA, giving it a seven year period of market exclusivity in the U.S., which will expire at the end of 2003. Sales of ProAmatine in 2001 were $38.0 million, representing approximately 4% of our total revenues.

Pentasa. Ulcerative colitis is a chronic, relapsing disease in which part or all of the large intestine becomes inflamed and often ulcerated.

In April 1998, exclusive U.S. marketing rights to Pentasa were acquired from Hoechst Marion Roussel for $136.0 million. This drug addresses a large market of over 2 million patients in the U.S. Sales of Pentasa in 2001 were $75.5 million, representing approximately 9% of our total revenues.



(b) Products under development

We seek to maintain a broad and balanced approach to our development of new products by, among other things, leveraging third-party research and development expertise, exploiting investment in research collaborations and licensing compounds from third parties and developing them through the pre-clinical and clinical phases with a view to marketing them by our own sales and marketing organization. Recognizing the risks in drug development, our policy is to manage this by maintaining a broad range of products in different development phases and with varying inherent levels of risk, from low risk reformulations of off patent approved compounds, through to higher risk new chemical entities. We aim to optimize the level of fixed overhead by using contract research organizations to manage multi-center and / or international clinical trials on a day-to-day basis. In the year ended December 31, 2001, we spent $171.0 million on research and development, representing approximately 19% of our total revenues.

The table below lists our key products under development by therapeutic area, indicating their most advanced development status for any market and their territorial rights.

Product(s)                 Principal indication(s)  Most advanced development       Shire's
                                                    status                          territorial rights

Treatments for central nervous system disorders
DIRAME(TM)                 Analgesia                Phase III                       Global
SPD 417                    Bipolar disorder         Phase III                       Global
SPD 420                    ADHD                     Phase II                        Global (option)
SPD 421                    Epilepsy                 Phase II                        Global
SPD 451                    Parkinson's disease      Preclinical                     Global
SPD 452                    Epilepsy                 Preclinical                     Global
SPD 453                    Epilepsy                 Preclinical                     Global
SPD 473                    Parkinson's disease      Phase IIa                       Global



SPD 474                    Parkinson's disease      Preclinical                     Global
SPD 503                    ADHD                     Phase II                        Global

Treatments for infections
SPD 701                    Influenza vaccine        Phase I                         Global
SPD 703                    Streptococcus            Preclinical                     Global
                           pneumoniae vaccine
SPD 704                    Neisseria meningitidis   Phase I                         Global
                           vaccine
SPD 705                    Pseudomonas aeruginosa   Preclinical                     Global
                           vaccine
SPD 707                    Influenza vaccine        Phase II complete(1)            Global
SPD 754                    HIV/AIDS                 Phase I                         Global
SPD 756                    HIV/AIDS                 Phase I                         Global

Oncology treatments
AGRYLIN(TM)/XAGRID(TM)     Essential                Phase III complete(2)           Global
                           Thrombocythemia
TROXATYL(TM)               Leukemia                 Phase II                        Global
TROXATYL                   Pancreatic cancer        Phase I                         Global
SPD 427                    Oncology                 Phase I                         Global


Treatments for other diseases
FOZNOL(TM)/ FOZRENOL(TM)(5) Hyperphosphataemia      In registration in EU(3)        Global

PENTASA (500mg)            Ulcerative colitis       Phase II complete               U.S.
Balsalazide                Ulcerative colitis       Phase II complete(4)            Certain countries within Europe

1 This project is marketed in Canada under the trademark FLUVIRAL S/F(TM) and is under development for markets outside of Canada.

2 This project is marketed in the U.S. and Canada under the trademark AGRYLIN and is currently under development for Europe.

3 The U.S. NDA for FOZNOL is being prepared and is planned to be submitted to the FDA in Q2 2002.

4 This project is marketed in the U.K. by us and in various European countries by our distributors and is currently under development for various other European markets.

5    This project is referred to as FOZNOL throughout this document.

Treatments for central nervous system disorders

DIRAME(TM) for analgesia

The analgesic market is worth approximately $3.5 billion in the U.S.

DIRAME is our orally administered centrally-acting analgesic for treating moderate to moderately severe pain. Exclusive worldwide rights for this product were acquired from Bayer. We believe that DIRAME could have a favorable side-effect profile especially in terms of low addiction potential, although this needs to be demonstrated in clinical studies. Phase III trials in osteoarthritis were completed during 2001 and further studies are ongoing.

SPD 417 for bipolar disorder

SPD 417 is a project that capitalizes on the success of CARBATROL, which we currently market in the U.S. for the treatment of epilepsy. There is anecdotal evidence that carbamazepine, the active ingredient in CARBATROL, may work as a treatment for bipolar disorder. The aim of this project is to investigate the efficacy of CARBATROL in clinical trials for bipolar disorder with a view to gaining FDA approval for this indication. The project is currently in Phase III.

ADHD products

Development of ADDERALL XR was successfully completed in 2001 and culminated in the U.S. launch on November 5, 2001.

We have two further projects in development for ADHD; SPD 420 and SPD 503.





SPD 420

In April 2000, we announced the signing of an option agreement with Cortex Pharmaceuticals, Inc. (Cortex). Under the terms of the agreement, we are conducting a double-blind, placebo-controlled evaluation of the AMPAKINE* SPD 420, in ADHD patients. This study was initiated in Q3 2001 and, if successful, will give us the option to acquire the global rights for the product. If we elect to execute this agreement, we will bear all future developmental costs and Cortex will receive an upfront fee, milestone payments based on successful clinical and commercial development, research support for additional AMPAKINES and royalties on sales.

SPD 420 is likely to lead to a non scheduled compound that will assist in treating certain subsets of symptoms in both children and adult ADHD patients.

* Trademark of Cortex

SPD 503
SPD 503, another potentially non scheduled compound is in Phase II clinical trials. Development will target both adult and pediatric ADHD patients and, as with SPD 420, the product is likely to assist in treating certain subsets of symptoms.

Epilepsy

Epilepsy is a condition currently affecting a large market of approximately 2.5 million people in the U.S. We have three projects under development for the treatment of this condition, with the aim of building a franchise based on our existing U.S. marketed product, CARBATROL.

SPD 421, a unique phospholipid derivative of valproic acid, was in-licensed from D-Pharm on March 14, 2000. Despite the excellent efficacy profile of valproic acid, a variety of adverse effects limit its usage. The first Phase II trial of SPD 421, for which preparation was initiated during Q3 2001, will be a multicenter, multinational study as add-on therapy in the treatment of complex partial seizures. Preclinical data and Phase I results demonstrate favorable safety and pharmacokinetic profiles of the drug.

SPD 452 and SPD 453, new projects described as novel formulations of established anti-epileptic drugs, were introduced during Q2 2001 and replaced the project SPD 418 which was discontinued in Q2 2001 as a result of unsatisfactory Phase I results.

SPD 502 for stroke

On February 5, 1998, we in-licensed from NeuroSearch A/S an AMPA antagonist, SPD 502, for central nervous system disorders including the acute treatment of stroke. The project is currently at Phase I. As the development of treatments for stroke is of a particularly high risk nature, further development of this project is on hold while a third party is sought to share the risk.

Parkinson's disease

Parkinson's disease is a relatively common disease that causes a progressive loss of movement, rigidity, postural abnormalities and tremor. As the number of elderly in the population increases it is likely that the number of patients with Parkinson's disease will also rise.

We have been developing a dopamine D1 agonist project, SPD 451, since December 2000, when it was in-licensed from CeNeS Pharmaceuticals plc. This project is currently in the preclinical stage of development. In November 2001, we extended our research into Parkinson's disease by acquiring the rights to a second development project, SPD 473, which had originally been granted to DevCo Pharmaceuticals Limited. SPD 473 is a mixed and potent dopamine, 5HT and noradrenaline re-uptake inhibitor. A proof of concept study (Phase IIa) is currently being conducted.

SPD 474 is a project to identify an additional compound for Parkinson's disease which is being conducted in collaboration with an un-named third party.

Treatments for infections

Following our merger with BioChem, the anti-infective area has become of strategic importance to us, and we now have a strong portfolio of antiviral medications and anti-infective vaccines.

Influenza vaccines

SPD 707, a split virion influenza vaccine was introduced as a project during Q3 2001. It is already manufactured and marketed by us in Canada as FLUVIRAL S/F. We are now capitalizing on our global rights to FLUVIRAL S/F by investigating its potential for other markets, primarily the U.S. and Europe. This project is considered to be at the end of Phase II since Phase III data will be needed to support marketing approval applications in the major markets.

On October 29, 2001, we announced that Shire Biologics Inc. had signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. It has been estimated that the value of the agreement may exceed CAN$300 million (approximately $190 million).

SPD 701

SPD 701 is a cell based influenza vaccine. Prior to our merger, BioChem announced in its Q1 2001 financial results that the agreement with GSK to develop SPD 701 had been terminated. In our Q3 2001 financial results we announced that we were negotiating a termination of the research agreement with BioVector and confirmed that development of both the nasal and injectable formulations of SPD 701 will not continue until a new partner has been found.

HIV/AIDS

Our expertise in HIV/AIDS, has lead to the discovery of two further antiretroviral compounds; SPD 756 (formerly BCH 13520) and SPD 754 (formerly BCH 10618).

SPD 756

SPD 756 is a potent nucleoside (guanosine) analogue. It is a nucleoside reverse transcriptase inhibitor. It has been shown in vitro to retain efficacy against resistant clinical isolates including multiple and highly resistant strains of HIV. In preclinical studies viruses resistant to SPD 756 emerged slowly. This project entered Phase I clinical studies during Q3 2001.
SPD 754
SPD 754 is a nucleoside (cytidine) analogue that also reduces the rate of replication of HIV.
Preclinical data indicates that SPD 754 is active against HIV strains which have developed resistance to other nucleoside analogues such as AZT and 3TC, as well as against clinical isolates of HIV-1 that are highly resistant to a range of nucleoside analogues. As with SPD 756, preclinical studies indicate that viral resistance to SPD 754 appears to develop very slowly. In addition, SPD 754 is able to penetrate the cerebrospinal fluid, considered an HIV sanctuary. SPD 754 is currently in Phase I development.


Antibacterial vaccines

There is a great need for new antibacterial vaccines, especially given the increasing resistance of many bacteria to current antibiotics. As existing vaccines often do not provide effective immunisation against many deadly bacteria, we are developing a new generation of antibacterial vaccines based on innovative recombinant protein technology.

In April 2000, the Government of Canada provided substantial financial support for our work in the field of antibacterial vaccines within the scope of the Technology Partnerships Canada (TPC) program.

We have three vaccines in development against the following bacteria: Neisseria meningitidis, Streptococcus pneumoniae and Pseudomonas aeruginosa.

SPD 704 - Neisseria meningitidis vaccine

Our meningococcal vaccine candidate, SPD 704, is designed to protect against infection by Neisseria meningitidis. Two of the most common outcomes of infection by Neisseria meningitidis are meningococcal meningitis and septicaemia. During the 1990s this bacteria emerged as one of the two most common bacterial causes of meningitis. Apart from epidemics, at least 1.2 million cases of bacterial meningitis are estimated to occur every year, 135,000 of which are fatal, according to WHO statistics. Some 500,000 of these cases and 50,000 of the deaths are attributable to Neisseria meningitidis. It strikes at otherwise healthy children under the age of five, with the highest incidence among children aged six to 12 months, and can kill within 48 hours.

Existing polysaccharide vaccines against Neisseria meningitidis only protect against four of the 12 serogroups of Neisseria meningitides and none protect against serogroup B, one of the most common strains of the bacteria in industrialised countries such as Canada, the U.S. and the U.K. SPD 704 appears to have the potential to protect against all known serogroups of the bacteria, including type B. Also, currently available polysaccharide (carbohydrate based) vaccines are generally poorly immunogenic in children and in immunocompromised patients. In contrast SPD 704 has the potential to induce a potent and long lasting immunity in these patients. If these properties are confirmed in clinical trials, our recombinant protein vaccine against Neisseria meningitidis will be a very significant medical advance. This vaccine is currently in Phase I clinical trials.

SPD 703 - Streptococcus pneumoniae vaccine

Streptococcus pneumoniae can cause a variety of infections including meningitis, pneumonia and acute otitis media (ear infection). The U.S. Centers for Disease Control and Protection estimates that each year in the U.S. Streptococcus. pneumoniae causes at least 3,000 cases of meningitis, nearly half a million cases of severe pneumonia and at least 40,000 deaths together with 7 to 10 million cases of acute otitis media (ear infection) in children.

Until now efforts to combat the disease caused by this bacteria have been hampered by the fact that existing polysaccharide vaccines fail to elicit much of a response in the elderly or in healthy children under the age of two years, the age where 80% of childhood pneumococcal disease occurs. We believe that our protein based vaccine, SPD 703, should stimulate the immune system better and has the potential to provide improved protection for children and older people alike. This project is at the preclinical phase of development.

SPD 705 - Pseudomonas aeruginosa vaccine

Pseudomonas aeruginosa is one of the leading causes of life threatening nosocomial (hospital acquired) infections. It causes chronic degenerative pulmonary disease in cystic fibrosis patients and can cause death in 30 - 60 % of immunocompromised patients. There is a high and increasing level of antibiotic resistance to this bacteria.

We are collaborating with Cytovax Biotechnologies Inc. (Cytovax) in the development of a vaccine against Pseudomonas aeruginosa, known as SPD 705. Scientists at the University of Alberta had been conducting research on the pili of Pseudomonas aeruginosa, which are appendages responsible for bacterial attachment to cells. Cytovax's proprietary "Anti-Adhesion Platform Technology" could prevent infection by blocking the adhesion of pathogens onto human mucosal cells. Based on the pili tip sequences, Cytovax has developed a consensus sequence peptide vaccine that has the potential to elicit protective immunity against experimental infection. This project is currently in preclinical development.

Treatments for oncology

AGRYLIN for Essential Thrombocythemia

We market AGRYLIN in the U.S. and Canada for the treatment of Essential Thrombocythemia, where it is the only medicine approved for this condition. We are continuing to develop AGRYLIN for other countries with the preparation of the Marketing Authorization Application for the EU and Phase I clinical trials in Japan. It is anticipated that the European filing will be made during Q2 2002.

In January 2001, the European Commission granted orphan drug designation to anagrelide for the treatment of essential thrombocythemia. This designation covers the EU plus Norway and Iceland, and confers up to ten years market exclusivity for the product following marketing authorization approval. Orphan drug status already applies to anagrelide in the U.S., where market exclusivity is available until 2004, and in Japan where it will run for ten years following marketing approval.


SPD 427, an oncology product

SPD 427, a novel formulation of an existing oncology product will be developed using our drug delivery expertise at Shire Laboratories Inc. This project is undergoing Phase II clinical trials.

TROXATYL for leukemia and pancreatic cancer

TROXATYL is being clinically evaluated for two types of cancer; leukemias, such as acute myeloid leukemia, together with solid tumors such as pancreatic cancer.

In children, cancer is the leading cause of death between the ages of 3 and 13 years; about half of these deaths are due to leukemia. It has been estimated that in 2002 there will be approximately 96,550 new cases of pancreatic cancer across North America, the EU and Japan.

We discovered TROXATYL (SPD 758, troxacitabine), the first dioxolane nucleoside analogue.
Studies to date have shown that TROXATYL is a complete DNA chain terminator and DNA polymerase inhibitor. As such, it appears to incorporate itself into the growing DNA chain of cancer cells, interfering with their ability to replicate further. Unlike other cytidine analogues currently used in cancer therapy, TROXATYL is not degraded by cytidine deaminase.

Development in leukemia has reached Phase II, while a Phase I study in pancreatic cancer commenced in early 2002. Treatments for other diseases

FOZNOL for hyperphosphatemia

FOZNOL (lanthanum carbonate) is being developed for the prevention and treatment of high levels of phosphate in the blood in patients with chronic kidney failure. Hyperphosphatemia arises from damaged kidneys being unable to eliminate from the body the excess dietary phosphate that is widespread in food. Renal dialysis and a restricted diet are generally unable to reduce these phosphate levels sufficiently. If left untreated, hyperphosphatemia can result in renal osteodystrophy, a painful condition with similarities to osteoporosis, in which there are abnormalities in the formation and structure of bone. Taking lanthanum carbonate with food results in the formation of the relatively water insoluble compound, lanthanum phosphate, which cannot pass easily through the gut lining into the blood stream. As a consequence, phosphate absorption from the diet is decreased. As FOZNOL does not contain calcium it enables the physician to separate the control of calcium from phosphate.

It is estimated that there are 650,000 patients worldwide with end-stage renal disease. We believe that current therapies are not ideal: aluminum salts can cause neural toxicity and are no longer widely used; calcium salts are inefficient binders requiring large doses and often causing hypercalcemia, which among other things, can result in calcification of blood vessels.

The first regulatory submission for FOZNOL was made on March 13, 2001 to a Reference Member State in Europe, the initial step in the process that leads to the Mutual Recognition Procedure. The U.S. NDA is being prepared and is planned to be submitted to the FDA in Q2 2002.

PENTASA for ulcerative colitis

PENTASA 250mg, which is currently marketed in the U.S., is used to treat ulcerative colitis. As part of the acquisition of PENTASA from Hoechst Marion Roussel, we received U.S. rights to a 500mg capsule, which has completed Phase II development. An optimum formulation is required before we can proceed to Phase III. The new 500mg capsule formulation or a higher dose formulation would aid the compliance of patients who often need to take large doses of this medication.

COLAZIDE for ulcerative colitis

In May 2000, we in-licensed COLAZIDE, a second treatment for ulcerative colitis, from Salix Pharmaceuticals Inc., for a number of European countries. The first launch was in the U.K. in September 2000. Once the necessary regulatory approvals have been gained, we intend to market COLAZIDE in France and Germany; the other countries covered by the agreement will be handled by distributors. Following discussions with various regulatory authorities in Europe, it appears that further data will be required before we could submit a Marketing Authorization Application.

Emitasol for diabetic gastroparesis

Emitasol is an intranasal formulation of metoclopramide, an existing anti-nausea drug currently available in oral and injectable forms for which Phase II studies have been completed. In the Q3 2001 financial results we announced that we had discontinued development of Emitasol and had ended the agreement with Questcor. This decision was taken as part of the portfolio review undertaken as part of the merger process with BioChem. The potential market for this project did not warrant our continued support.

(c) Drug delivery technologies

We have several platforms of drug delivery technologies that can be applied to drugs in order to enhance their effectiveness or their convenience to patients. Generally, this involves reformulating the drug into a new delivery system designed either to enhance the absorption of the drug into the blood stream or, alternatively, to delay absorption of the drug into the bloodstream, thereby requiring the patient to take fewer daily doses.

Our portfolio of drug delivery technologies includes technologies to predict and enhance bioavailability of drugs as well as technologies to develop oral controlled release profiles. These technologies are available to third parties in return for development fees, licensing fees, milestone payments and royalties. We have employed these technologies selectively to develop our own unique products such as CARBATROL and ADDERALL XR and intend to continue doing so in the future.

Manufacturing and Distribution

ADDERALL XR is manufactured by DSM Pharmaceuticals Inc. (DSM). Prior to commercial approval of ADDERALL XR, DSM's manufacturing facility was the subject of multiple FDA inspections. The findings from these inspections identified compliance issues at the facility that we believe have been satisfactorily resolved by DSM. Factors adversely impacting the future production of ADDERALL XR at this facility would have a material adverse effect on our financial condition and results of operation.

We manufacture and package ADDERALL and DEXTROSTAT(TM) at our facility in Valley Stream, New York. Our other products marketed in the U.S. are manufactured and packaged by third party contract manufacturers.

In June 2001, we sold our pharmaceutical manufacturing facility located in Oakville, Ontario, Canada.

Our U.S. distribution center, which includes a large vault to house DEA regulated Schedule II products, is located in Florence, Kentucky. From there, we distribute our ADHD products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S. We distribute other products from a facility located in a suburb of Chicago.

In Canada all products are manufactured by a third party manufacturer, with the exception of our vaccines which are manufactured in house.

All products marketed by the U.K. based sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for us by third parties under contract. Distribution in the U.K. and the Republic of Ireland and to export territories is also contracted out to third parties. We have access to all principal drug wholesale chains in the U.K. and the Republic of Ireland and their respective distribution centers.

In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In recent years the number of independent drug stores and small chains has decreased as a result of consolidation. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

In the U.S., our significant customers include McKesson Corp., Bergen Brunswig Corp. and Cardinal Health Inc. In the U.K., our customers include The Boots Company PLC, AAH Pharmaceuticals Ltd and Unichem Plc. For the fiscal year ended December 31, 2001, our three largest customers accounted for approximately 20%, 14% and 9% of total revenues, respectively. The loss of any one of these customer accounts could have a material adverse effect on our financial condition and results of operations.

Intellectual Property

An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Our success will depend, in part, upon our ability to obtain and enforce strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of others. Our policy is to seek patent protection for our proprietary technology whenever possible in the U.S., Canada, major European countries and Japan. Where practicable, we seek patent protection in other countries on a selective basis. In all cases, we endeavor to either obtain patent protection ourselves or support applications by our licensors.

ADDERALL is not protected by patent. On February 11, 2002 Barr Laboratories Inc. announced FDA approval to market a generic version of this twice / three times daily product. We are also aware that a number of other pharmaceutical companies may have filed ANDA's with the FDA for authorization to market a generic version of this twice / three times daily product. However, we received product approval from the FDA on October 12, 2001 for our extended release "once daily" version of ADDERALL, ADDERALL XR, which was recently launched and was granted patent protection in November 2001 in the U.S.

We have issued patents and pending applications in the U.S., Canada, most European countries, Japan and selected countries worldwide in the areas of therapeutics and biologics, including patents and applications relating to our products, our process technologies and, where appropriate, in respect of the formulation of products made by those processes or incorporating those technologies.

We cannot however assure you that our patents or patent applications or those of our third party manufacturers will provide valid patent protection sufficiently broad to protect our products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, we are a party to litigation or other proceedings relating to intellectual property rights.

We also rely on trade secrets, unpatented know-how and technological innovations, trademarks and contractual arrangements with third parties to maintain and enhance our competitive position where we are unable to obtain patent protection or our marketed products are not covered by specific patents.

Our commercial success will depend in part on our not infringing patents or proprietary rights of others and not breaching licenses granted to us. The degree of patent protection afforded to pharmaceutical or biological inventions around the world is uncertain. We are aware of certain issued patents and patent applications of third parties, and there may be other patents and patent applications containing subject matter which we, or our licensees, may require in order to research, develop or commercialize certain of our products and technologies. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of our products or technologies, there can be no guarantee that we will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all. Failure to obtain a license to any technology or patents that we may require to commercialize our products or technology may result in material adverse effects on the sale or development of the product or technology in question and lead to the abandonment or delay in development, manufacture or sale of that product or technology and lead to additional expenses.

Our licensors hold issued patents in the U.S., Europe and Japan relating to the use of galantamine for the treatment of Alzheimer's disease and related dementias.

Our licensors hold an issued patent in the U.S., a granted patent in Europe and pending applications in selected other countries relating to the phosphate binder which we are developing for use in the treatment of hyperphosphatemia.

We have been granted orphan drug exclusivity until 2004 in the U.S. for the product AGRYLIN. We hold patents and patent applications in the U.S. and other selected countries including Europe relating to processes for producing the active ingredient anagrelide.

We have numerous issued patents in the U.S. claiming nucleoside analogues, methods of treatment using nucleoside analogues and processes for producing these nucleoside analogues. These patents include claims covering the chemical composition of lamivudine and related nucleoside analogues and methods of treating viral infections, including HIV and hepatitis B with lamivudine and related nucleoside analogs. We also have issued patents and pending applications covering lamivudine, TROXATYL, SPD 756, SPD 754 and related nucleoside analogues, processes for their preparation and methods of using same in over 100 countries, including the U.S., Europe and Japan.

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

We believe that competition in our markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications, and may have an improved likelihood of obtaining approval of drugs that would compete with our drugs. Prior regulatory approvals for competing products would force our development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than our current or future products. For example, we are aware of a number of products that compete with REMINYL, including Aricept by Pfizer and Exelon by Novartis. FOZNOL's principal competitor is likely to be RenaGel, which was launched in 1998. The product was developed by GelTex Pharmaceutical, Inc. and is marketed by Genzyme General.

In addition, we are aware of efforts by competitors to develop both improved formulations of existing Schedule II drugs and new, non-Schedule II drugs, for the treatment of ADHD. For example, Alza Corporation, Novartis (in collaboration with Elan), Celltech plc (in collaboration with Eurand) and Noven are believed to be developing extended release, once-a-day formulations of methylphenidate while Celgene and Celltech Chiroscience plc are both working to develop a single isomer version of methylphenidate. GSK, Eli Lilly, Bristol-Myers Squibb (in collaboration with Sano Corporation) and Abbott are believed to be developing non Schedule II products for ADHD. Initial products of this type could become available as early as the fourth quarter of 2002. On February 11, 2002 Barr Laboratories Inc. announced FDA approval to market a generic version of this twice / three times daily product. We are also aware that a number of other pharmaceutical companies may have filed ANDA's with the FDA and are seeking approval for a generic version of ADDERALL which no longer has marketing exclusivity in the U.S. Any products approved by the FDA, could have a material adverse effect on the sales of ADDERALL, which represented approximately 36% of our total revenues for the year ended December 31, 2001. On October 12, 2001 we received FDA approval for our new once a day formulation of ADDERALL, ADDERALL XR. We hold a patent covering the drug product for ADDERALL XR in the U.S. We believe that ADDERALL XR, a once a day formulation has certain benefits to the patient over and above other twice / three times daily drugs (including ADDERALL and its generic versions).

Principal Licensing and Collaborative Agreements

Various Galantamine Agreements

Pursuant to an agreement with Synaptech Inc., the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, we have undertaken technical, pre-clinical and clinical work on the use of REMINYL in Alzheimer's disease and related dementias. We initially paid Synaptech an up front payment of (pound)1 million (approximately $1.4 million) which was accounted for as a development cost, and have agreed to pay royalties on sales of REMINYL. We have also entered into a co-development agreement with Janssen under which we licensed to Janssen all of our clinical data and know-how relating to the use of galantamine in Alzheimer's disease and related dementias worldwide, except for the U.K. and the Republic of Ireland. The agreement provides for a one-time upfront payment, a milestone payment and the reimbursement of development costs. The upfront and milestone payments were recognized as licensing and development income when they became due. Under these arrangements, Janssen undertook to finance substantially all the future research and development costs of REMINYL as a treatment for Alzheimer's disease and related dementias and to conduct clinical trials, obtain regulatory approvals and manufacture and market REMINYL. As a result we are dependent on Janssen for any revenues derived from REMINYL. Moreover, there can be no assurance that our interests will continue to coincide with those of Janssen.

Our rights to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer's disease and related dementias under the patents of Synaptech extend throughout the world but exclude North America, Japan, Korea, Taiwan, Thailand and Singapore. We have, in turn, entered into a sub-license with Janssen under which we granted Janssen exclusive rights to develop, manufacture and sell REMINYL for use in Alzheimer's disease in all territories licensed to us except the U.K. and the Republic of Ireland. We also have the right to reacquire the rights to sell REMINYL in one of a specified group of major European countries five or 10 years after commercial launch. Janssen has entered into a separate license agreement with Synaptech covering North America, Japan, Korea, Taiwan, Thailand and Singapore. Synaptech authorized us to enter into the above co-development agreement and the above sub-license agreement with Janssen, under which, among other things, we will receive royalties on sales of REMINYL by Janssen in the U.S.

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

Lamivudine

By agreement between Shire BioChem and GSK dated January 31, 1990 and amended as of November 20, 1995, Shire BioChem licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell the nucleoside analogue lamivudine marketed as 3TC, ZEFFIX Heptodin, HEPTOVIR, EPIVIR, EPIVIR-HBV, COMBIVIR and TRIZIVIR (together referred to in this section as "lamivudine"). A partnership exists between GSK's Canadian subsidiary, GSK Inc., and Shire BioChem to supply, market and sell lamivudine in Canada. GSK has agreed to manufacture all the required lamivudine to be supplied in Canada by the partnership.

In consideration for the grant of such rights, GSK agreed to undertake and fund the development of lamivudine and to pay Shire BioChem a royalty on sales of lamivudine. In addition, it was agreed that milestone payments would be made to Shire BioChem in installments as GSK progressed in the development and approval process. The amount of relevant patent prosecution costs and 50% of milestone payments are deductible from any royalties payable to Shire BioChem by GSK. The milestone payments and its related deductions from royalties have been completed. Certain contractual and litigation costs may be deducted from royalties payable to Shire BioChem by GSK. If GSK terminates the license agreements upon certain events of default by Shire BioChem, GSK will retain a non-exclusive, paid-up license from Shire BioChem to make, have made, use and sell lamivudine worldwide.

Please refer to Note 19b (iv) to the consolidated financial statements for further details in relation to lamivudine.

PROAMATINE

By agreement dated November 23, 2000 we re-negotiated the terms and duration of our distribution agreement with Nycomed Austria GmbH for the supply of PROAMATINE in the U.S., Canada, the U.K. and the Republic of Ireland. We now have exclusive rights to supply PROAMATINE in these countries until 2010 and we no longer pay a royalty on sales to Nycomed having "bought back" the royalty as part of the re-negotiation.

FLUVIRAL

The Company has signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. The value of the agreement may exceed C$300 million (approximately $190 million) over the ten-year term, with an option for the Government of Canada to extend the contract.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics will therefore begin expanding its current production capacity in order to meet this objective within a five-year period.

Shire Biologics is committed to CAN$4.5 million (approximately $2.8 million) of capital expenditure on immoveables for the purpose of achieving the level of Pandemic Readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2001/2002 is CAN$17.5 million (approximately $11 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

Johnson Matthey--FOZNOL

Johnson Matthey plc has granted patents in the U.S. and Europe and pending applications elsewhere for pharmaceutical compositions containing lanthanum carbonate and to use of these compositions for the treatment or prevention of hyperphosphatemia. In February 1996, we entered into an agreement with Johnson Matthey under which Johnson Matthey granted to us an exclusive license agreement to develop, manufacture, use and sell FOZNOL worldwide. Under the license agreement, in return for an exclusive license we paid an upfront payment and are committed to a royalty on sales of FOZNOL. We have consented to the assignment by Johnson Matthey of its patents to AnorMed Inc., a Canadian company, which is partially owned by Johnson Matthey. As part of these arrangements we amended the agreement and received an exclusive worldwide license to use Johnson Matthey's manufacturing know-how in return for up front payments and future royalties.

Government Regulation

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S. and the EU, including, in the U.S., the FDA, the DEA and the Occupational Safety and Health Administration, and in the U.K., principally the Medicines Control Agency (MCA). The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives and guidelines in the EU govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

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

In the U.S., data, as described above, needs to be submitted to the FDA as part of an Investigational New Drug (IND) application which, unless the FDA objects, will become effective 30 days following receipt by the

FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human volunteer studies is not required in the U.K., although the same level of testing will need to have been completed before we decide it is safe to proceed. In the U.K. following successful completion of Phase I studies, data is then submitted in summarized format to the MCA as a clinical trial exemption application in support of a specific Phase II clinical study or program, and provided no objection has been received within a maximum of 63 days after receipt, the Phase II studies may commence. For any additional studies, Phase II and/or Phase III, further submissions to regulatory authorities are necessary, detailing results of previous trials, updating ongoing preclinical studies and describing full details of the proposed studies. Authorities may require additional data before allowing the studies to commence and could demand the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study often has to be approved by an independent body. The exact composition and responsibilities of this body will differ from territory to territory. In the U.S., for example, each study will be conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. The U.K. equivalent of this body, the Ethics Committee, has a very similar approach. Other authorities around Europe and the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/ export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the Waxman-Hatch Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application. As a substitute for conducting full-scale pre-clinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the U.S. system.

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

The DEA also controls the national production and distribution of Schedule II drugs in the U.S. by allocating production quotas based, in part, upon the DEA's view of national demand. As Schedule II drugs, the production and sale of our ADHD products are strictly controlled. It cannot be guaranteed that a company will always receive the quotas for which it applies, and this may have a material effect on revenues and earnings.

Third Party Reimbursement

Our ability to market products depends in part on the extent to which healthcare providers pay at appropriate reimbursement levels for the cost of the products and related treatment. Third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmacoeconomic data to justify reimbursement practices. In the U.S., several factors outside of our control could significantly influence the purchase of pharmaceutical products including the ongoing trend toward managed health care, and the renewed focus to reduce costs in state Medicaid and other government insurance programs. These factors could result in lower prices or a reduction in demand for our products. However, the prices of our products are fixed and determinable at the outset of each transaction we undertake with our customers, and therefore these factors would not impact the recording of our revenues in accordance with generally accepted accounting principles.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of our products. Limits on reimbursement available from third-party payers may reduce the demand for our products. Price applications in Europe have delayed product launches in some countries for up to two years and as a consequence dates for product launches cannot be predicted with accuracy.

Employees

On December 31, 2001, we employed 1,677 individuals, 759 of whom were in sales and marketing, 407 of whom were in research and development, 212 of whom were in manufacturing and distribution, and 299 of whom were in general and administrative. In addition to our employees, we engage professional personnel on a consultancy basis and, from time to time, consultants and others on a per day or hourly basis. We believe that relations with our employees are satisfactory. Our success is dependent on our ability to attract and retain highly qualified management and scientific personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. We may not be able to successfully attract and retain such personnel. In general, we have agreements with our key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional highly skilled employees required for our activities, could have an adverse effect on our business.

Financial Information about Foreign and Domestic Operations

Financial information about Foreign and Domestic Operations is presented in Note 22 to the consolidated financial statements.

Risk Factors

We have adopted a positive risk management strategy that enables us to identify and manage significant risks that we face. While we aim to identify and manage every significant risk that we face, it is important to recognize that no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors associated with our business that have been identified through our approach to risk management.

The introduction of new products by competitors may impact future revenue.

The manufacture and sale of specialty pharmaceuticals is highly competitive. Many of our competitors are large, well-known pharmaceutical, chemical and health care companies with considerable resources. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications. They may also have an improved likelihood of obtaining approval of drugs that may compete with those marketed or under development by us. If any product, that competes with one of our principal drugs, is approved, sales of our drugs could fall.

The pharmaceutical industry is also characterized by rapid product development and technological change. Our products could therefore be rendered obsolete or uneconomical through the development of new products or technological advances in the cost of production or marketing by our competitors.


The failure to secure new products for development may reduce the strength of the future pipeline.

Our future results will depend, to a significant extent, upon our ability to in-license or acquire new products for development. The failure to in-license, acquire or to develop, on a commercially viable basis, new products could have a material adverse effect on our financial position.


The actions of governments, regulators and customers can affect the ability to sell or market products profitably.

Our ability to market our products profitably will depend on the impact on the environments in which we operate, from governments, regulators and customers. In particular, we depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Third party payers are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices.

In addition, the purchase of pharmaceutical products could be significantly influenced by the following, which would result in lower prices and a reduced demand for our products:

     the ongoing trend toward managed health care in the U.S.;

     legislative proposals to reform health care and government insurance programs; or price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

We enter into strategic partnerships for the development and commercialization of our products. The failure of a strategic partner to deliver the required results could result in delays in approval or loss of revenue.

We enter into strategic partnerships with other companies in areas such as product development or sales and marketing. In these partnerships, we are dependent on our partner to deliver results. While these partnerships are supported by contracts, we do not exercise direct control. If a partner fails to perform, we may suffer a reduction in sales or royalties or may experience delays in approval of products.

The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to operate our business and to develop and market products.

We have entered into many agreements with third parties for the provision of services to enable us to operate our business. In particular, we have entered into agreements with third party contract manufacturers for the supply of our development and marketed products. Many of the components of these products are available only from one supplier. We may not be able to establish or maintain good relationships with the suppliers. Additionally, there is no assurance that the suppliers will continue to exist on commercially viable terms or be able to supply components that meet regulatory requirements. We are also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements.

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

We have entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, we may not be able to renew or extend the agreement with the third party, as interests may no longer coincide. In such circumstances, we may be unable to continue to develop or market our products as planned and could be required to abandon or divest a product line.

We intend to explore acquisitions and our future growth will partly depend on the completion of such transactions. If we do complete acquisitions but fail to integrate these successfully, we may have products or operations that do not yield any benefit.

We intend to pursue business and product acquisitions that could complement or expand our operations. However, we may not be able to identify appropriate product acquisition candidates. If an acquisition candidate is identified, we do not know if we will be able to negotiate successfully the terms of the acquisition, finance the acquisition or integrate an acquired business or product into our existing operations. The negotiation and completion of potential acquisitions could cause diversion of management's time and resources.

If we complete one or more significant acquisitions through the issuance of ordinary shares or ADS's, holders of ordinary shares and ADS's could suffer significant dilution of their ownership interests.


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

If we are unable to complete successfully projects or clinical trials for the development of products, our products will not receive authorization for manufacture and sale.

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

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to our reputation, the withdrawal of the product and legal action against us.

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

The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of litigation and product liability. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although we carry product liability insurance, this coverage may not be adequate. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available.

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

To satisfy our capital requirements, we may need to raise additional funds through public and private financings, including equity financings. We may also seek additional funding through corporate collaborations and other financing arrangements. We do not know whether adequate funds will be available when needed or on terms acceptable to us. Alternatively, we may need to obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or product candidates. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the value of ordinary shares and ADS's.

A change in the value of the U.S. dollar could adversely affect our results.

Changes in exchange rates, particularly those between the U.S. dollar, British pound and Canadian dollar will affect our results of operations. For the year ended December 31, 2001, approximately 30% of our revenue was earned in currencies other than U.S. dollars and approximately 50% of our expenses were in currencies other than U.S. dollars.

Any decrease in the sales of ADDERALL XR or ADDERALL could significantly reduce our revenues.

In 2001, sales of ADDERALL XR and ADDERALL were $350.3 million, representing approximately 40% of our revenues. Any factors that decrease sales or reduce production of ADDERALL XR or ADDERALL would significantly reduce our revenues and earnings. These include:

     o issues impacting the production of ADDERALL XR and ADDERALL or our supply of amphetamine salts;
     o development and marketing of competitive pharmaceuticals (including generic versions of AdderalL - see details above under "Treatments for central nervous system disorders");
     o technological advances (including the introduction of competing non-scheduled ADHD treatments);
     o changes in reimbursement policies of third-party payers; government action/intervention;
     o    marketing or pricing actions by our competitors;
     o    the occurrence of adverse reactions to AdderalL XR or ADDERALL;
     o    public opinion towards ADHD treatments;
     o    product liability claims; or
     o    changes in prescription writing practices.

Contracts, intellectual property patents and other agreements are used in all areas of operation of the business. These may contain conditions that do not protect our position or that we cannot comply with.

Contracts form the basis of agreement in many key activities such as mergers and acquisitions, arrangements with suppliers and outsourcing, or product licensing and marketing. These contracts may contain conditions that impose duties on the parties involved or may fail to contain adequate conditions to protect our position. We may be unable to meet these conditions or may be unable to enforce other parties to comply. We may therefore suffer financial loss or penalty.

An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, our success depends upon the ability of our collaborators and licensors to protect their own intellectual property rights. Patents and patent applications covering a number of the technologies and processes owned or licensed to us have been granted or are pending in various countries, including the U.S. We intend to enforce vigorously our patent rights and believe that our collaborators intend to vigorously enforce patent rights they have licensed to us. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to our products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. Our patent rights may be successfully challenged in the future. We cannot assure you that our patents and patent applications or those of our third party manufacturers will provide valid patent protection sufficiently broad to protect our products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, we are party to litigation or other proceedings relating to intellectual property rights.

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

We have filed applications to register various trademarks for use in connection with pharmaceuticals and related laboratory services in the U.S. and intend to trademark new product names as new pharmaceuticals and services are developed. In addition, with respect to certain products, we rely on the trademarks of third parties. These trademarks may not afford adequate protection, or we and the third parties may not have the financial resources to enforce any rights under any of these trademarks. Our inability or the inability of these third parties to protect their trademarks because of successful third party claims to those trademarks could allow others to use our trademarks and dilute their value.

Throughout our business and particularly through the sale of our products, we may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation.

Item 3 provides a summary of significant legal proceedings in which we are currently involved.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. These lawsuits relate to the validity and infringement of patents. The expense of defending lawsuits brought against us could cause us not to defend these suits and abandon the products. In the past, innovators of products which we are in the process of developing have filed patent infringement lawsuits challenging notices of non-infringement submitted as part of regulatory filings. These lawsuits may be brought by innovators against us or our collaborative partners while we or our collaborative partners pursue regulatory approvals for our products. The ultimate outcome of this type of litigation, if brought, may not be favorable. Our own patents may be subject to infringement by others. While we may pursue litigation in order to protect these rights, we may not be successful in these lawsuits. We are also required to certify to regulatory authorities, such as the FDA, when seeking approval of some of our products that the product does not infringe upon third party rights. A patent holder may challenge a notice of non-infringement or invalidity by filing suit for patent infringement within 45 days of receiving notice. This challenge, if made, would prevent regulatory approval in the U.S. until the suit was resolved or until at least 30 months had elapsed.

Any loss of key personnel could cause us subsequent financial loss.

Our success is dependent on our ability to attract and retain highly qualified management and scientific personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. We may not be able to successfully attract and retain such personnel. In general, we have agreements with some of our key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for our activities, could have an adverse effect on our business.

ITEM 2: Properties

We occupied the following principal premises as at December 31, 2001:

Location                         Use                                      Approximate                 Owned or Leased
                                                                        Square Footage

Chineham, Hampshire, U.K.        Office accommodation (Global               35,000                         Owned
                                 Headquarters)

Rockville, Maryland, USA         Office accommodation,                      44,500                        Leased
                                 laboratories and GCMP suite
                                 (Shire Laboratories Inc.)

Rockville, Maryland, USA         Office accommodation (Shire                16,500                        Leased
                                 Pharmaceuticals Development
                                 Inc.)

Florence, Kentucky, USA          Office accommodation and                   32,000                        Leased
                                 warehousing (Shire US Inc.)

Valley Stream, New York, USA     Schedule II manufacturing                   9,700                        Leased
                                 facility and laboratories

Northborough, Massachusetts,     Office accommodation,                      61,500                         Owned
USA                              laboratories and GCMP suite
                                 (Shire Biologics Inc.)

Buffalo Grove, Illinois, USA     US distribution facility                   70,000                         Owned

Laval, Quebec, Canada            Office accommodation and                   193,500                        Owned
                                 laboratories (Shire BioChem
                                 Inc.)

Sainte Foy, Quebec, Canada       Office accommodation,                      118,000                        Owned
                                 manufacturing facility and
                                 laboratories (Shire Biologics
                                 Inc.)

Paris, France                    Office accommodation                        1,500                        Leased

Cologne, Germany                 Office accommodation                        3,000                        Leased

Madrid, Spain                    Office accommodation                        2000                         Leased

Florence, Italy                  Office accommodation                        2000                         Leased

We also have Representative Offices in Singapore and the Republic of Ireland and have other smaller locations both in some of the countries listed above and in several other countries around the world.

ITEM 3: Legal Proceedings

As of December 31, 2001 we had been named as a defendant in approximately 3,784 lawsuits, in both U.S. federal and state courts, which seek damages for, among other things, personal injury arising from certain products supplied for the treatment of obesity by us and several other pharmaceutical companies. As of December 31, 2001, we had been dismissed from 3,619 cases and approximately 111 cases were pending dismissal. We are involved in other legal proceedings. See
Note 19b to the consolidated financial statements.

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

ITEM 4: Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

ITEM 4A: Executive Officers of the Registrant

Our directors and executive officers as of February 27, 2001 were as follows:

Name                              Age    Position

Dr James Cavanaugh                64     Non-executive Chairman

Rolf Stahel                       57     Chief Executive

Angus Russell                     45     Group Finance Director

Dr Wilson Totten                  46     Group Research and Development Director

Dr Barry Price                    58     Senior Non-executive Director

Dr Bernard Canavan                66     Non-executive Director

Ronald Nordmann                   60     Non-executive Director

Dr Francesco Bellini              54     Non-executive Director

The Hon. James Andrews Grant      64     Non-executive Director

Gerard Veilleux                   59     Non-executive Director


The brief biographical details of the Directors are as follows:

Dr James Cavanaugh joined the Board on March 24, 1997 and was appointed as Non-executive Chairman with effect from May 11, 1999. Dr Cavanaugh is the President of HealthCare Ventures LLC and is also on the Board of 3-Dimensional Pharmaceuticals Inc.. Formerly he was President of SmithKline & French Laboratories, the U.S. pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation's clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the U.S. for Health Affairs on the White House Staff in Washington, DC. He is a Non-executive Director of MedImmune Inc., Diversa Corporation and Versicor Inc.

Rolf Stahel joined Shire in March 1994 as Chief Executive from Wellcome plc where he worked for 27 years in Switzerland, Italy, Thailand, Singapore and the U.K. As Regional Director based in Singapore, Mr Stahel was responsible for 18 Pacific Rim countries. From April 1990 until February 1994, he served as Director of Group Marketing reporting to the Chief Executive. A business studies graduate of KSL Lucerne, Switzerland, he attended the 97th Advanced Managers Program at Harvard Business School.

On March 15, 2001 Mr Stahel received the Chief Executive Officer of the Year Award 2001 for the global pharmaceutical industry.

Angus Russell joined Shire on December 13, 1999 as Group Finance Director. Mr Russell worked for ICI, Zeneca and AstraZeneca for a total of 19 years. His last position was Vice President - Corporate Finance at AstraZeneca PLC, where he was responsible for financial input into mergers and acquisitions activities, management of tax, legal and finance structure, investor relations activities and the management of various financial risks. Prior to this, he held a number of positions within Zeneca Group PLC from 1993 until 1999, including Group Treasurer, and before that in ICI from 1980 until 1992. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand and is a fellow of the Association of Corporate Treasurers.

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

Dr Barry Price joined the Board on January 24, 1996 having spent 28 years with Glaxo holding a succession of key executive positions with Glaxo Group Research. He is Chairman of Antisoma plc and also Biowisdom Ltd. He is also on the board of directors of Pharmgene plc. Dr Price is Chairman of the Remuneration Committee.

Dr Bernard Canavan joined the Board as a Non-executive Director on March 11, 1999. Dr Canavan is a medical doctor. He was employed by American Home Products for over 25 years until he retired in January 1994. He was president of that corporation from 1990 to 1994, and prior to that was Chairman and Chief Executive Officer of American Home Products, Pharmaceutical Division, Wyeth-Ayerst Laboratories. Dr Canavan is a Director of Genaera Corporation. Dr Canavan is Chairman of the Audit Committee.

Ronald Nordmann joined the Board on December 23, 1999 having previously served as a Non-executive Director of Roberts Pharmaceutical Corporation since May 1999 and has been a financial analyst in healthcare securities since 1971. From September 1994 to January 2000 he was an analyst and partner at Deerfield Management. He has held senior positions with PaineWebber, Oppenheimer & Co., F. Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert. Mr Nordmann received his undergraduate degree from The Johns Hopkins University and an M.B.A. from Fairleigh Dickinson University. Mr Nordmann is also a Director of Guilford Pharmaceuticals Inc., Boron, LePore & Associates Inc. and Pharmaceutical Resources, Inc.

Dr Francesco Bellini joined the Board on May 14, 2001 as a Non-executive Director. Dr Bellini is Chairman of Picchio International Inc. and is also on the board of several companies and organizations such as Molson Inc. and Industrial-Alliance Life Insurance Co. Formerly, he was Chairman and Chief Executive Officer of BioChem which he co-founded in 1986.

The Hon. James Andrews Grant joined the Board on May 14, 2001 as a Non-executive Director. He was formerly a Director of BioChem since 1986, and is a partner with the law firm of Stikeman Elliot in Montreal. Mr Grant sits on the boards of two other Canadian corporations in addition to other foundations and councils that are not for profit organizations. He attended McGill University receiving a B.A. in arts in 1958 and a B.C.L in Law in 1961.

Gerard Veilleux joined the Board on May 14, 2001 as a Non-executive Director. He was formerly a Director of BioChem since 1999. He is president of Power Communications Inc. and Vice President of Power Corporation, a diversified management and holding company. Mr Veilleux is a director of several public and private companies as well as a member of the Board of Governors of McGill University. He has a Masters degree in public administration from Carleton University and a Batchelor of Commerce from Laval University.

PART II

ITEM 5: Market for the Registrant's Common Equity and Related Stockholder
        Matters

Ordinary Shares

Our ordinary shares are traded on the London Stock Exchange ("LSE"). The following table presents the per share closing mid-market quotation for our ordinary shares as quoted in the Daily Official List of the LSE for the periods indicated.

                                                              High                                      Low
                                                              ----                                      ---
                                                (pound) per Ordinary Share                (pound) per Ordinary Share
                                                --------------------------                --------------------------
Year ended December 31, 2001
1st Quarter                                                  13.39                                      8.65
2nd Quarter                                                  12.94                                     10.01
3rd Quarter                                                  13.19                                      8.50
4th Quarter                                                  11.12                                      8.15

Year ended December 31, 2000
1st Quarter                                                  14.28                                      5.98
2nd Quarter                                                  12.40                                      7.37
3rd Quarter                                                  13.69                                     11.35
4th Quarter                                                  14.92                                      9.53


The total number of record holders of ordinary shares as of March 26, 2002 was 13,142 of which 91 were registered as U.S. holders.

American Depository Shares

American Depository Shares (each representing three ordinary shares) evidenced by American Depository Receipts issued by Morgan Guaranty Trust Company of New York, as depository, are quoted on the Nasdaq National Market. As of March 26, 2002, the proportion of ordinary shares represented by American Depository Receipts was 23% of the ordinary shares outstanding.

The following table presents, for the quarters indicated, the high and low market quotations for the ADSs quoted on the Nasdaq National Market.


                                                              High                                      Low
                                                           $ per ADS                                 $ per ADS
                                                           ---------                                 ---------
Year ended December 31, 2001
1st Quarter                                                  59.12                                     35.75
2nd Quarter                                                  56.10                                     41.69
3rd Quarter                                                  57.40                                     34.39
4th Quarter                                                  48.78                                     34.37

Year ended December 31, 2000
1st Quarter                                                  67.19                                     28.31
2nd Quarter                                                  59.75                                     33.19
3rd Quarter                                                  60.63                                     51.38
4th Quarter                                                  65.00                                     42.06

The number of record holders of American Depository Shares in the U.S. as of March 26, 2002 was 423. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend Policy

Historically, we have not paid any dividends. We do not anticipate paying any dividends on ordinary shares, or indirectly on ADSs, in the foreseeable future. As a matter of English law, we may pay dividends only out of our distributable profits, which are accumulated realized profits under U.K. GAAP, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 2001, we had an accumulated deficit of (pound)2.7 million (approximately $4.0 million). Future dividend policy will be dependant upon our distributable profits, our financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

ITEM 6: Selected Financial Data

We have restated our results for all periods presented below to combine the results of BioChem, the merger with whom was accounted for as a pooling of interests. The selected consolidated financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and related notes appearing elsewhere in this report.

                                                                       Years ended December 31,

                                                  2001               2000               1999              1998               1997
                                                 $'000              $'000              $'000             $'000              $'000
                                         -------------      -------------      -------------     -------------      -------------
Income Statement Data:
Revenues                                       877,569            671,110            537,253           435,905            298,656
Operating expenses                           (779,498)          (519,752)          (573,907)         (358,275)          (334,317)
                                         -------------      -------------      -------------     -------------      -------------
Operating income/(loss)                         98,071            151,358           (36,654)            77,630           (35,661)
Interest and other, net                         16,152            108,033             23,064            14,092             10,704
                                         -------------      -------------      -------------     -------------      -------------
Income/(loss) before income taxes
and extraordinary items                        114,223            259,391           (13,590)            91,722           (24,957)
Income taxes                                  (72,860)           (47,664)           (21,663)           (7,665)            (3,080)
                                         -------------      -------------      -------------     -------------      -------------
Income/(loss) from continuing
operations and before extraordinary
items                                           41,363            211,727           (35,253)            84,057           (28,037)
Extraordinary items                            (2,604)                  -                  -                 -                  -
Loss from discontinued operations,
net of tax                                           -                  -           (12,179)           (2,017)              (366)
                                         -------------      -------------      -------------     -------------      -------------
Net income/(loss)                               38,759            211,727           (47,432)            82,040           (28,403)
                                         -------------      -------------      -------------     -------------      -------------
Income/(loss) from continuing
operations per share - basic                      8.4c              43.8c             (7.3)c             17.5c             (6.5)c
Income/(loss) from continuing
operations per share - diluted                    8.2c              42.8c             (7.3)c             17.0c             (6.5)c
Net income/(loss) per share - basic               7.9c              43.8c             (9.8)c             17.1c             (6.6)c
Net income/(loss) per share -
diluted                                           7.7c              42.8c             (9.8)c             16.6c             (6.6)c
Weighted average number of shares
outstanding - basic                        492,594,226        482,890,070        484,358,876       480,827,784        431,276,428
Weighted average number of shares
outstanding - diluted                      504,875,587        494,691,805        484,358,876       494,149,715        431,276,428
                                         -------------      -------------      -------------     -------------      -------------
Balance Sheet Data:
Current assets                               1,140,555            695,853            520,023           445,972            495,360



Non-current assets                             770,176            852,642            831,768           764,181            626,413
Current liabilities                            231,616            227,850            233,818            99,770            141,196
Non-current liabilities                        416,126            146,259            238,087           137,151             59,834
Minority interests                                   -                  -                  -                 -              9,011
Shareholders' equity                         1,262,989          1,174,386            879,886           973,232            911,732
                                         -------------      -------------      -------------     -------------      -------------


ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

We have restated our results for all periods discussed below to combine the results of BioChem, the merger with whom was accounted for as a pooling of interests.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Results of Operations

Years Ended December 31, 2001 and 2000

Overview

For the year ended December 31, 2001, total revenue increased by 31% to $877.6 million, compared to $671.1 million in fiscal 2000. This increase was primarily the result of an increase in product sales. Product sales in the U.S. represented a significant percentage of our worldwide sales, increasing to 85% in 2001 from 80% in 2000. Net income for the year ended December 31, 2001 was $38.8 million as compared to $211.7 million in 2000.

Following our merger with BioChem, the current year results include $177.0 million of other charges comprising asset impairment and restructuring costs ($85.4 million), merger related transaction expenses ($83.5 million) and a loss from the sale of our manufacturing facility in Toronto, Canada ($8.1 million). Net income in the year ended December 31, 2000 included exceptional income of $104.0 million related primarily to a gain recognized on the disposal of our non-strategic long-term investment in North American Vaccine, Inc. (NAVA).

Total revenues

The following table provides an analysis of our total revenues:

                                           2001          Change          2000
                                             $m               %            $m
                                   ------------    ------------  ------------
Product sales                             724.0         + 39.2%         520.2
Licensing and development                   5.5         - 61.1%          14.1
Royalties                                 145.2          + 7.1%         135.5
Other                                       2.9        + 133.9%           1.3
                                   ------------    ------------  ------------
Total                                     877.6         + 30.8%         671.1
                                   ------------    ------------  ------------


Product sales

For the year ended December 31, 2001, our total product sales increased by 39% to $724.0 million, compared to $520.2 million in the prior year.

The following table presents our net product sales by operating segment:

                                           2001        Change          2000
                                             $m             %            $m
                                   ------------  ------------  ------------
U.S.                                      612.1       + 47.6%         414.6
International                             111.9        + 6.0%         105.6
                                   ------------  ------------  ------------
Total product sales                       724.0       + 39.2%         520.2
                                   ------------  ------------  ------------


We launched a new improved, patent protected, once daily formulation of ADDERALL, called ADDERALL XR in the U.S. on November 5, 2001, in order to further strengthen the ADDERALL franchise by responding to market demand. ADDERALL XR on February 21, just 16 weeks from launch date, had already achieved a 14% share of the US ADHD prescription market. ADDERALL XR has beaten all previous records for launching a new product in this therapeutic area. At February 21, the total ADDERALL franchise achieved 37% market share, an increase of 5% points since the launch of ADDERALL XR.

For the year ended December 31, 2001, sales of ADDERALL were $317.7 million, representing 48% growth over the prior year. ADDERALL XR, in the period from launch date to December 31, 2001, achieved sales of $32.6 million including $11 million of launch stock. On a combined basis, these products achieved a 34.4% share of the prescription market for ADHD in the US in December 2001 (December 2000: 33.0%).

Sales of AGRYLIN, the only U.S. product licensed for the treatment of thrombocythemia, grew by 48% to $85.5 million (2000: $57.7 million). We achieved 24.4% of the total U.S. AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2001, compared to 18.8% in December 2000.

Sales of PENTASA, for the treatment of ulcerative colitis, were up 39% at $75.5 million (2000: $54.2 million), due in part to price increases and also the renegotiation of our contracts with Managed Care during the past twelve months. Underlying prescriptions grew by 9% for the year 2001. PENTASA had a scrip share of 18.6% of the U.S. oral mesalamine/olsalazine market in December 2001, compared with 18.0% in December 2000.

Sales of PROAMATINE, for the treatment of postural hypotension, were $38.0 million, 60% higher than 2000 sales of $23.7 million, due in part to price increases and also the renegotiation of our contracts with Managed Care during the past twelve months. Underlying prescriptions grew by 18% during the year ended December 31, 2001. The U.S. prescription market for PROAMATINE and Florinef presciptions indicates that PROAMATINE had a 23.6% share for the month of December 2001, an increase from 21.7% in December 2000.

CARBATROL, containing carbamazepine for the treatment of epilepsy, recorded sales of $36.8 million in 2001, an increase of 44% over prior year sales of $25.6 million. CARBATROL achieved 35.5% of the U.S. extended release carbamazepine prescription market in December 2001, compared with 30.9% in December 2000.

Licensing and development

As expected, following the launch by Janssen of REMINYL, our Alzheimer's drug, re-imbursement of associated research and development costs by Janssen has now come to an end. Consequently, our licensing and development income decreased by 61% to $5.5 million (2000: $14.1 million).



Royalties

Royalty revenue increased 7% to $145.2 million in 2001 compared to $135.5 million in 2000.

We receive royalties from GSK on the worldwide sales of 3TC and ZEFFIX, with the exception of Canada, where a partnership has been established with GSK.

In 2001, worldwide sales of 3TC amounted to $902.0 million, an increase of 4% compared to sales of $863.5 million in 2000. These amounts include the 3TC sales portion in COMBIVIR, a product that combines in a single tablet two antiretroviral drugs, AZT and 3TC. 3TC sales also included the 3TC portion in TRIZIVIR, a product that combines in a single tablet three antiretroviral drugs, AZT, 3TC and Ziaglen.

Sales of ZEFFIX, our discovery for the treatment of chronic hepatitis B, contributed to the increase in royalty revenue in 2001. Sales of ZEFFIX totaled $149.0 million in 2001 compared to $106.9 million in 2000, an increase of 39%. More than 80% of ZEFFIX sales were in the Asia Pacific region for both periods.

Cost of revenues

For the year ended December 31, 2001 cost of revenues amounted to 16% of product sales as compared to 19% in 2000. The higher margin products, ADDERALL XR, ADDERALL, PENTASA and AGRYLIN represented a higher proportion of total sales in 2001 (71%) compared to the prior year (63% of total sales). Improved pricing in respect of our ADHD franchise has also benefited the gross margin.

Research and development

Research and development expenditure increased to $171.0 million in 2001 from $155.1 million in 2000, representing an increase of 10%. Included within research and development in 2001 is a warrant compensation charge of $4.5 million (2000: $nil). Excluding the effect of this warrant compensation charge, research and development expenditure increased by 7% and as a proportion of total revenues represented 19% (2000:23%).

Selling, general and administrative

Selling, general and administrative expenses increased from $236.3 million to $311.1 million, an increase of 32%.

Excluding the effects of stock option compensation charges of $2.3 million (2000: $21.9 million), selling, general and administrative costs increased by 44% to $308.8 million (2000: $214.4 million). As a percentage of product sales, selling, general and administrative expenses (excluding stock option compensation charges) were 43% (2000: 41%). The increase is in part due to the high level of promotional spend associated with the ADDERALL XR launch.

A significant component of selling, general and administrative expenses are depreciation and amortization charges, which increased from $38.0 million in 2000 to $45.8 million in 2001 This increase is partly attributable to the purchase of several new products in Europe during 2001.

Other charges

(a)      BioChem merger

In May 2001, we completed our merger with BioChem. As a result of the merger, we recorded pre tax charges in the second quarter of 2001 totalling $177.0 million. The $177.0 million is included within the Consolidated Statements of Operations under the following captions:

                                                                       $m
                                                             ------------
Asset impairments and restructuring charges                          85.4
Merger transaction expenses                                          83.5
Loss on disposition of assets                                         8.1
                                                             ------------
Total                                                               177.0
                                                             ------------

The $8.1 million loss on disposition of assets results from the sale of our duplicate manufacturing facility in Toronto, Canada.

The restructuring costs included an impairment charge of $20.9 million to adjust intangible asset values, primarily trademark and patent costs but also an element of product rights, to their estimated fair value. These charges are consistent with our accounting policy to review periodically the carrying value of intangible assets and evaluate whether there has been any impairment in the carrying value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles. Other asset impairment charges included the write down of long-term unquoted investments ($24.9 million) and a write down of $30.8 million to a debenture held by BioChem, which was received on divestiture of its diagnostics subsidiary. These charges are consistent with our policy to provide for other than temporary impairments in investments by reference to the fair value of the investment using established financial methodologies and assessment of qualitative factors. There was also a total of $8.8 million recorded in respect of employee related costs.

The employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Our existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. We identified a total of 57 employees to be terminated. As of December 31, 2001 all of the planned terminations were complete.

(b)      Product disposals

During the third quarter of 2001, we disposed of certain non strategic products for net proceeds of approximately $4.5 million. A loss on disposition of $2.0 million was recorded.


Interest income and expense

In the year ended December 31, 2001, we received interest income of $19.7 million compared with $19.2 million in 2000. Interest expense decreased from $16.4 million in 2000 to $8.3 million in 2001. This decrease reflects our improved debt profile. We repaid an $80.0 million promissory note and our $125 million CSFB (previously DLJ Capital Funding Inc.) term loan in full in January and May of 2001 respectively. The interest expense in respect of the $400 million convertible notes, which we issued in August 2001, accrues at a comparatively lower fixed rate of 2%.

Other income, net

Other income for the year ended December 31, 2001 was $4.8 million (2000: $105.2 million). Included within other income in 2001 is $2.0 million representing our 50% share of the profits from our commercialization partnership with GSK, which has been accounted for using the equity method.

Also included in other income for the year ended December 31, 2001 is $4.3 million in respect of income we receive from investments we have made in certain venture capital funds. In March 1997, we agreed to make an investment of CAN$30.0 million in GeneChem Technologies Venture Fund L.P., a venture capital fund sponsored by our subsidiary, GeneChem Financial Corporation. This CAN$100.0 million fund invests in advanced academic research projects and early stage private or public companies in the area of genomics and related technologies for human application. Our partners in this fund are a select group of financial investors. As of December 31, 2001, we had invested CAN$22.0 million in GeneChem Technologies Venture Fund L.P. In September 2000, we entered into an agreement to invest CAN$15.0 million in GeneChem Therapeutics Venture Fund L.P., which invests in genomics companies focusing on cancer and infectious diseases. As of December 31, 2001, we had invested CAN$5.3 million in GeneChem Therapeutics Venture Fund L.P. The manager and general partners of these funds are fully owned subsidiaries of our Group.

Included within other income in the prior year is a $104.0 million gain resulting from the sale of long-term investments, primarily related to NAVA, a publicly traded biotechnology company listed on the American Stock Exchange.

Income taxes

For the year ended December 31, 2001 income taxes increased $25.2 million to $72.9 million from $47.7 million for the year ended December 31, 2000. Our effective tax rate before the stock compensation charge and exceptional items was 25% for the year ended December 31, 2001 (2000: 23%). We recorded net deferred tax assets of $32.3 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, we believe it is more likely than not that the deferred tax assets will be realized. See Note 25 to the consolidated financial statements for expiry dates of these tax losses.


Years Ended December 31, 2000 and 1999

Overview

For the year ended December 31, 2000, our total revenues increased by 25% to $671.1 million, compared to $537.3 million in fiscal 1999. This increase was primarily the result of an increase in product sales. Product sales in the U.S. represented a significant percentage of our worldwide sales, increasing to 80% in 2000 from 78% in 1999. Net income for the year ended December 31, 2000 was $211.7 million as compared to a net loss in 1999 of $47.4 million. Net income in the year ended December 31, 2000 included exceptional income of $93.0 million related primarily to a gain recognized on the disposal of our non-strategic long-term investment in NAVA. The prior year results included $97.1 million in respect of merger transaction expenses, following our merger with Roberts.

Total revenues

The following table provides an analysis of our total revenues:

                                             2000       Change          1999
                                               $m            %            $m
                                     ------------  ------------ ------------
Product sales                               520.2      + 29.7%         401.0
Licensing and development                    14.1       - 3.0%          14.6
Royalties                                   135.5      + 13.2%         119.7
Other                                         1.3      - 36.7%           2.0
                                     ------------  ------------ ------------

Total                                       671.1      + 24.9%         537.3
                                     ------------  ------------ ------------


Product sales

For the year ended December 31, 2000, our total product sales increased by 30% to $520.2 million, compared to $401.0 million in the prior year.

The following table presents our net product sales by operating segment:

                                          2000        Change          1999
                                            $m             %            $m
                                  ------------  ------------  ------------
U.S.                                     414.6       + 32.2%         313.6
International                            105.6       + 20.9%          87.4
                                  ------------  ------------  ------------
Total product sales                      520.2       + 29.7%         401.0
                                  ------------  ------------  ------------


Of our total product sales for the year ended December 31, 2000, 41% related to ADDERALL (1999: 35%). Sales of ADDERALL were $213.9 million, representing growth of 51% over 1999 sales of $142.0 million. ADDERALL increased its share of the total U.S. ADHD prescriptions written from 27.4% in December 1999 to 33.0% in December 2000.

Sales of AGRYLIN, the only U.S. product licensed for the treatment of essential thrombocythemia, grew by 77% to $57.7 million (1999: $32.6 million). We achieved a prescription share of 19.1% of the total U.S. AGRYLIN market, including Hydrea and generic hydroxyurea compared to 13.2% in December 1999.

Sales of PENTASA, licensed for the treatment of ulcerative colitis, at $54.2 million, were 4% higher than the prior year (1999:$51.8 million). PENTASA had a 18.0% share of the U.S. oral mesalamine/olsalazine market in December 2000, compared with 17.8% in December 1999.

Sales of CARBATROL, one of the most widely used first line treatments for epilepsy, recorded sales growth of 60% to 25.6 million (1999: $16.0 million). In December 2000, CARBATROL gained 31.2% of the extended release carbamazepine market, compared with 22.9% in December 1999.

Licensing and development

Licensing and development income for the year ended December 31, 2000 was $14.1 million, slightly below the 1999 income of $14.6 million. The main source of these revenues was our co-development agreement with J&J.

Royalties

Royalty revenue increased 13% to $135.5 million in 2000 compared to $119.7 million in 1999. These increases were due to growing sales of ZEFFIX and a more favorable geographic sales mix for 3TC, on which we receive royalties from GSK. In 2000, worldwide sales of 3TC amounted to $863.5 million, a decrease of 1% compared to sales of $873.1 million in 1999. These amounts include the 3TC sales portion in COMBIVIR, a product that combines in a single tablet two antiretroviral drugs, AZT and 3TC. In 2000,

3TC sales also included the 3TC portion in TRIZIVIR, a product that combines in a single tablet three antiretroviral drugs, AZT, 3TC and Ziaglen. The decrease in 2000 was attributable to exchange losses resulting form the decline of the British pound and the Euro currencies against the U.S. dollar and to significant orders placed in Brazil in 1999 that did not recur in 2000. The financial impact on royalties received as a result of this decline in Brazilian sales is minimal due to the lower royalty rates paid on these sales.

Sales of ZEFFIX, our discovery for the treatment of chronic hepatitis B, also contributed to the increase in royalty revenue in 2000. Sales of ZEFFIX totaled $106.9 million in 2000 compared to $24.2 million in 1999. More than 80% of ZEFFIX sales were in the Asia Pacific region for both periods. The first sales of ZEFFIX were made in December 1998 for a total of $2.9 million and were primarily in the U.S.

Cost of revenues

For the year ended December 31, 2000 cost of revenues amounted to 19% of product sales as compared to 26% in 1999. Overall, the higher margin products such as ADDERALL, PENTASA and AGRYLIN have continued to grow at a faster rate than the lower margin products. These three products contributed $325.9 million of sales in the year ended December 31, 2000 compared to $226.4 million in 1999, representing 63% of total product sales in the year ended December 31, 2000 compared to 56% in 1999.

Research and development

Research and development expenditure increased from $141.1 million in 1999 to $155.1 million in 2000, representing an increase of 10%. This increase reflects the significant portion of development projects at Phase II or later where development costs are higher. In 2000, research and development expenditure as a proportion of total revenues was 23% (1999: 26%).

Selling, general and administrative

Selling, general and administrative expenses increased from $194.5 million to $236.3 million, an increase of 21%.

Excluding the effects of a stock option compensation charge of $21.9 million (1999: $11.9 million), selling, general and administrative costs increased by 17% to $214.3 million (1999: $182.6 million).

A significant component of selling, general and administrative expenses are depreciation and amortization charges, which increased from $34.2 million in 1999 to $38.0 million in 2000.

As a percentage of product sales, selling, general and administrative expenses (excluding the effects of stock option compensation, depreciation and amortization charges) fell from 37% in 1999 to 34% in 2000. For the year ended December 31, 2000, increases in sales and marketing expenses in the U.S., including the recruitment of new sales representatives in the fourth quarter, have been reduced by merger cost savings and a one off settlement of a development agreement contract dispute.

Other charges

(a)      In process research and development

As a result of the acquisition of CliniChem Development Inc., we incurred a charge of $27.0 million in the year ended December 31, 2000, representing the acquisition of in process research and development.

(b)      Roberts merger

In 1999 we recorded charges totaling $135.3 million pre-tax following our merger with Roberts. The charges comprised asset impairments and restructuring charges of $97.1 million, $32.3 million in respect of merger transaction expenses and a loss on product dispositions of $5.9 million. These charges are disclosed separately within operating expenses in the Consolidated Statements of Income.

The total asset impairments and restructuring charges comprised asset impairments totaling $48.5 million as detailed below, a restructuring charge of $43.6 million and other charges of $5.0 million.

We recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with our accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the carrying value of those intangibles. The estimated fair value has been calculated using projected discounted cash flows of the products.

Other asset impairments included the write off of inventory held for research and development work and duplicate equipment ($3.2 million), adjustments to the carrying value of the RiboGene investment to market value at the year end ($ 7.6 million), and the write down of receivables to their estimated realizable value ($3.5 million).

The components of the restructuring charge were as follows:

                                                         $m
Employee termination costs                             37.9
Property                                                5.7
                                               ------------
                                                       43.6
                                               ------------


In December 1999, we made the decision to close the Roberts' office facility in Eatontown, New Jersey and to consolidate the sales and marketing operations into our existing facility in Florence, Kentucky and to transfer the research and development activities to our facility in Rockville, Washington. Similarly, Roberts' sales and marketing operations in the U.K. were combined with our established operation in Andover, Hampshire, which have since been transferred to our new facility in Basingstoke, Hampshire. The office facility in Eatontown was closed as of April 28, 2000 while the U.K. duplicate facility was closed on March 10, 2000. We completed the sale of the Eatontown facility during the third quarter of 2000.

As a result of the restructuring and elimination of duplicate facilities, we identified a number of sales and marketing, research and development and administrative positions to be terminated. These employees were notified of their termination prior to December 31, 1999. The employee termination costs consisted of payments for severance, medical and other benefits, outplacement counseling, acceleration of pension benefits and excise taxes. We completed the restructuring program during the fourth quarter of 2000, and the restructuring reserve of $43.6 million was fully utilized by December 31, 2000. Merger cost savings exceeded the our initial target of $20 million for the year ended December 31, 2000.

Interest income and expense

In the year ended December 31, 2000, we received interest income of $19.2 million compared with $16.0 million in 1999. This increase reflects the average cash balances held during the year. Interest expense increased from $11.6 million in 1999 to $16.4 million in 2000, reflecting an increase in underlying rates of interest of approximately 1% and a full year's interest charge on the convertible loan notes issued in connection with the Arenol buy back.

Other income, net

Other income for the year ended December 31, 2000 was $105.2 million (1999:
$18.8 million). Included within other income in the year ended December 31, 2000 is a $104.0 million gain arising the sale of long-term investments, primarily related to NAVA.

As discussed above, we also receive income from investments we have made in certain venture capital funds. As of December 31, 2000, we had invested CAN$21.0 million in GeneChem Technologies Venture Fund L.P. In September 2000, we entered into an agreement to invest CAN$15.0 million in GeneChem Therapeutics Venture Fund L.P.



Income taxes

For the year ended December 31, 2000, income taxes increased by $26.0 million from $21.7 million to $47.7 million. Our effective tax rate in 2000 (before stock option compensation charge, gains on disposal of assets and loss from discontinued operations) was 23% (1999: 16% before stock option compensation charge, gains on disposal of assets and loss from discontinued operations). We have recorded net deferred tax assets of approximately $33.5 million (1999:
$37.3 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these tax assets is not assured, we believe it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We have financed our operations since inception through private and public offerings of equity securities, the issuance of loan notes and convertible loan notes, collaborative licensing and development fees, product sales and investment income.

Our funding requirements depend on a number of factors, including our product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, and the continuing revenues generated from sales of our key products.

As of December 31, 2001 we had cash, cash equivalents, marketable securities and other current asset investments of $842.0 million (December 31, 2000: $463.7 million). Marketable securities and other current asset investments consisted of immediately available money market fund balances and investment grade securities. See Note 5 to the consolidated financial statements for further details of these items.

Our critical accounting policies address the recoverability of intangibles and fixed asset investments. Estimates and assumptions are primarily made in relation to provisions for product returns, litigation and sales deductions. More detailed discussion is included in the consolidated financial statements.

Debt

In August 2001, Shire Finance Limited, a wholly owned subsidiary, issued $400 million in guaranteed convertible notes due 2011, which we guaranteed, with an interest rate of 2%. We incurred issuance costs of approximately $9 million in respect of these convertible notes.

In 1998, we acquired the product rights to PENTASA. The majority of the purchase price was financed through a credit agreement between Roberts, CSFB, and various other lenders. Under this credit agreement, our merger with Roberts constituted a change of control that triggered the acceleration of the repayment of the principal amounts outstanding. On November 19, 1999, we entered into an agreement with CSFB to replace the existing credit agreement with a $250 million credit facility consisting of a $125 million five-year revolving credit facility and a $125 million five-year term loan facility. In connection with the credit facility, we were subject to certain affirmative and negative covenants and maintenance tests that required us to maintain a net minimum worth, a specified leverage ratio and a specific coverage ratio. At December 31, 2000 we satisfied the aforementioned covenants and maintenance tests. We repaid in full our $125 million term loan during the year ended December 31, 2001, terminated the $125 million revolving credit facility, and wrote off the associated deferred financing costs of $2.6m which has been disclosed as an extraordinary item on the consolidated statement of operations. All obligations under the facility, which was jointly and severally guaranteed by the Company and its subsidiaries and secured by all material property owned by the Company and its subsidiaries and the capital stock of the subsidiaries, have been released.



Capital expenditure

Capital expenditure on property, plant and equipment in the year ended December 31, 2001 was $13.6 million. This expenditure included $1.7 million of equipment related to our new head office facility occupied from March 2001.

In the year ended December 31, 2000 capital expenditure on property, plant and equipment was $44.2 million. This included the purchase of research and development equipment, and investment in computer equipment across all operational areas.


Product acquisitions

For the year ended December 31, 2001 expenditure on new products was $36.3 million. During the first quarter of 2001, we purchased two new products, Monocid and Indurgan, which are marketed by our Italian and Spanish operations respectively. The purchase price was approximately $18.4 million.

In October 2001, we acquired the exclusive pan-European rights to market Adept for (pound)5.0 million (approximately $7.3 million), a new therapy containing icodextrin, which reduces scarring following abdominal and pelvic surgery. Adept was developed by ML Laboratories plc, which retains all rights to Adept for the rest of the world.

For the year ended December 31, 2000, capital expenditure on new products was $38.4 million. This included the acquisition of certain European and Nordic rights to COLAZIDE, a treatment for ulcerative colitis, from Salix Pharmaceuticals Ltd. In May 2000, we paid a total of approximately $15.9 million under the agreement, which included $2.5 million by way of the issue of 160,546 ordinary shares. In November 2000, we acquired extended distribution and other ancilliary rights for PROAMATINE from Nycomed for approximately $21.0 million, including the ending of royalty obligations to Nycomed, which enhanced the gross margins of this product.


Business combinations and divestitures

Our merger with BioChem on May 11, 2001 was achieved through a tax-free exchange of shares. This transaction was accounted for as a pooling of interests. We exchanged 0.7586 ADSs for each common share of BioChem. Merger related costs, which totaled $177.0 million, are discussed above.

Other commitments

Information regarding other commitments is disclosed in Note 19 to the consolidated financial statements.

Foreign currency fluctuations

Our Group's parent company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the U.S. dollar, British pound and Canadian dollar. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable.

As our revenues are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains, and such clients typically have significant cash resources, any credit risk associated with these transactions is considered minimal. We operate credit evaluation procedures.

Excess cash is invested in short-term money market instruments, including bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal risk.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which we use in our business. However, we believe that the net effect of inflation on the our operations has been minimal during the past three years.

Euro Conversion

On January 1, 1999, the European Economic and Monetary Union (EMU) introduced the Euro as the official currency of the 11 participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the Euro. There was a three year transition to the Euro, and at the end of 2001 the currency came into circulation while national currencies will be withdrawn by July 2002.

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

We have sales and marketing operations in the Republic of Ireland, France, Germany, Spain and Italy and therefore there may be some impact on our business and competitive position as a result of the increased price transparency.

We have reviewed our financial and operating systems and we are satisfied that the introduction of the Euro has not caused any disruption to our business, and that we have systems in place to receive and make payments in Euros. We will continue to monitor the U.K.'s stance in relation to participation in the Euro and assess the impact of any significant changes in policy.

 New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Had the BioChem transaction been initiated after this date, it would have been required to be accounted for under the purchase method rather than the pooling of interests method. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangibles will be recognized under SFAS No. 141 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill recognized on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $10.8 million for the year ended December 31, 2001. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement would have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company is currently assessing whether the adoption of SFAS No. 144 will have any impact on its results of operations or financial position.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

Our principal treasury operations are managed by our treasury function based in the U.K. in accordance with our treasury policies and procedures which are approved by our Board. As a matter of policy, we do not undertake speculative transactions which would increase our currency or interest rate exposure.

We are subject to market risk exposure in the following areas:

o        Interest rate market risk

We have cash and cash equivalents on which interest is earned at variable rates.

Since December 31, 2000 we have repaid in full a long-term loan outstanding to CSFB and amounts due to GSK under a promissory note. Thus, as at December 31, 2001 our exposure to variable interest rate market risk on debts outstanding compared to the position at December 31, 2000 is much reduced.

On August 15, 2001 Shire Finance Limited (the issuer), a wholly owned subsidiary, placed an offering of $350 million principal amount of Guaranteed Convertible Notes due 2011 with international institutional investors at an issue price of 100%. In connection with the issue, the initial purchasers exercised in full the option to subscribe or procure subscribers for an additional $50 million principal amount of notes. The total principal amount of the issue was therefore $400 million.

These Notes are guaranteed by Shire Pharmaceuticals Group plc and are convertible into redeemable preference shares of the issuer which upon issuance will be immediately exchanged for either our (i) ordinary shares or (ii) American Depository Shares (ADS's), or at the Issuer's option, cash. The Notes bear interest of 2% per annum, paid semi-annually. This interest rate is fixed over the period of the debt reducing any risk associated with movements in interest rates. The effective initial exchange price was $20.154 per ordinary share and $60.4625 per ADS. This exchange price represented a premium of 25% over the closing price of our ADS's on August 14, 2001.

The interest rate risk that has been mitigated by obtaining a fixed rate debt is equivalent to a $4.0 million saving per 1% rise in interest rates per annum. Conversely a fall in interest rates by 1% will effectively cost the company $4.0 million.

Investors have the right to require the Issuer to redeem the notes at par on August 21, 2004, 2006 or 2008. Subject to certain conditions, the Notes will be callable after August 21, 2004.

We have short term and long-term debt liabilities denominated in foreign currencies. As at December 31, 2001, a total of $5.4 million was outstanding (December 31, 2000: $6.0 million). The underlying currency was Canadian dollars.

o        Foreign exchange market risk

Our Group's parent company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly between the British pound and Canadian dollar against the U.S. dollar. The financial statements of foreign entities are translated using the accounting policies described in Note 1 to the consolidated financial statements. The exposure to foreign exchange market risk is managed and monitored by our treasury function, using forecasts provided by the operating units.

There have been no significant changes to our exposure to market risks during the year ended December 31, 2001.

         General economic market risk

The terrorist attacks of September 11, 2001 resulted in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. The magnitude and far reaching global impact of the events of September 11 are unprecedented in terms of the wide array of losses incurred and the number of businesses impacted.

We have experienced no quantifiable losses, damage to property or loss of life as a direct result of September 11. However, consequential increases to operational costs such as insurance premiums, international air travel and incremental supplier costs would impact future profitability levels. We do not believe that any additional market risk specific to our operations has resulted from the recent acts of terrorism.

ITEM 8: Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III



ITEM 10: Directors and Executive Officers of the Registrant

Certain information relating to our executive officers is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11: Executive Compensation

The following table sets forth, for 2001, 2000 and 1999, the compensation of the Executive Officers of the Company.

Summary Compensation Table

                                                                                             Long term
                                                                                        Compensation Awards
                               Annual Compensation
                              -----------------------------------------------------------------------------
                                                                                             Securities
                                                                       Other Annual      Underlying options      All Other
Name and Position               Year       Salary         Bonus        Compensation                             Compensation
                              ----------------------   -----------  ------------------   ------------------    -------------
Rolf Stahel (1, 2)              2001      $693,000      $323,000             -                   -                $96,000
Chief Executive                 2000      $575,000      $316,000             -                   -                $80,000
                                1999      $486,000      $195,000             -                   -                $69,000

Angus Russell (3)               2001      $377,000      $162,000             -                   -                $63,000
Group Finance Director          2000      $272,000      $136,000             -                   -                $48,000
                                1999       $17,000          -                -                   -                 $2,000

Dr Wilson Totten (4)            2001      $414,000      $158,000             -                   -                $72,000
Group Research and              2000      $303,000      $151,000             -                   -                $33,000
Development Director            1999      $230,000       $92,000             -                   -                $39,000


(1) In addition to the Chief Executive, the Company has only two other executive officers.

(2) Mr Stahel's other compensation consists of Company pension contributions and other benefits provided.

(3) Mr Russell's other compensation consists of Company pension contributions and other benefits provided.

(4) Dr Totten's other compensation consists of Company pension contributions and other benefits provided.

The following table sets forth information with respect to grants of stock options to each of the executive officers during the year ended December 31, 2001.

Option Grants in 2001

                                              Percentage of
                                              Total Options                                      Potential Realizable Value at
                                Number of      Granted to                                        Assumed Rates of Stock Price
                                Securities    Employees in                                       Appreciation for Option Term(1)
                                Underlying       Fiscal      Exercise Price                     --------------------------------
                                 Options                           Per
Name                             Granted          2001           Share $      Expiration Date         5%              10%
                               -----------     -----------     -----------   ------------------  -------------   -------------

Rolf Stahel                      126,492           2.9          17.77 (2)        06/04/2011       $1,414,000      $3,582,000
                                   1,151             *          11.97 (3)        05/31/2005       $    4,000          $8,000

Angus Russell                     69,213           1.6          17.77 (2)        06/04/2011       $  773,000      $1,960,000

Dr Wilson Totten                  73,986           1.7          17.77 (2)        06/04/2011       $  827,000      $2,095,000


* Less than 1%

(1) The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for this valuation as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. The Company disavows the ability of this or any other valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on the stock options because all models depend on assumptions about the stock's future price movements, which is unknown. The value indicated is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2001, has been deducted from the final appreciated value.

(2) Options were granted under the 2000 Executive Scheme. Options granted under this scheme are subject to performance criteria determined prior to the date of grant. These options have been granted based on performance criteria being satisfied before grant namely that the Company's share price has increased by an annualized compound rate of 20.5% over a minimum three-year period. The vesting date for these options is June 5, 2004.

     The exercise price was (pound)12.57 per share and has been translated at the rate of exchange at the date of grant of $1.414 : (pound)1.00.

(3) Options were granted under the Sharesave Scheme. The vesting date for these options is December 1, 2004. The exercise price was (pound)8.41 per share and has been translated at the rate of exchange at the date of grant of $1.423 : (pound)1.00.

The following table sets forth information with respect to each of the executive officers concerning the value of all exercised and unexercised stock options of such individuals at December 31, 2001.

Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR
Values



                                                           Number of Securities Underlying
                                                                 Unexercised Options         Value of Unexercised In-the-Money
                              Shares                       --------------------------------               Options
                            Acquired on        Value                                          --------------------------------
Name                         Exercise        Realized       Exercisable      Unexercisable     Exercisable      Unexercisable
                            -----------     -----------     -----------    ------------------ -------------     -------------

Rolf Stahel                    9,857         $121,000         964,774           216,073        $10,004,000          $318

Angus Russell                    -               -               -              127,606             -             $103,812

Dr Wilson Totten                 -               -            150,000           180,362         $1,138,422        $141,786


The value of unexercised in-the-money options is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2001, has been deducted from the unexercised value.

Employment Agreements

The Company entered into an employment contract with Mr Stahel on October 21, 1996 which is terminable by either party on the giving of twelve months' notice. In connection with this agreement Mr Stahel was paid a salary of $693,000 for the year ended December 31, 2001 and is entitled to a discretionary bonus of up to 55% of such salary as determined by the Remuneration Committee on a yearly basis.

The Company entered into an employment contract with Mr Russell on October 29, 2000 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Mr Russell was paid a salary of $377,000 for the year ended December 31, 2001 and is entitled to a discretionary bonus of up to 50% of such salary as determined by the Remuneration Committee on a yearly basis.

The Company entered into an employment contract with Dr Totten on December 30, 1998 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Dr Totten was paid a salary of $414,000 for the year ended December 31, 2001 and is entitled to a discretionary bonus of up to 50% of such salary as determined by the Remuneration Committee on a yearly basis.

Non-executive Directors' Fees

Our non-executive Directors receive fees on an annual basis for their services. We also reimburse non-executive Directors for out-of-pocket travel expenditures relating to their service on the Board. During the year ended December 31, 2001 our non-executive Directors received fees totaling $544,000.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the beneficial ownership of Ordinary Shares as of December 31, 2001 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of Ordinary Shares, (ii) all current Directors (iii) each of the Company's executive officers, including the Company's Chief Executive and (iv) all current Directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company's Directors and executive officers is that of the Company.

                                                                          Number of Ordinary
                                                                         Shares Beneficially
                                                                         Owned as of February       Percent of
Name                                                                           27, 2002         Outstanding Shares
                                                                        ---------------------   ------------------


The Capital Group of Companies, Inc. (including its affiliates) (2)         38,575,042                8.00%
333, South Hope Street, Los Angeles, California 90071, U.S.
Putnam Investment Management, LLC & The Putnam Advisory Company,            20,791,416                4.33%
Inc. 2 City Center, 2nd Floor, Portland, ME 04101-6419, U.S. (3)
Dr James Cavanaugh (4)                                                       8,806,368                1.83%
Rolf Stahel (5)                                                                988,458                   *
Angus Russell                                                                     -                      -
Dr Wilson Totten (6)                                                           150,000                   *
Dr Barry Price                                                                  31,350                   *
Dr Bernard Canavan                                                              28,032                   *
Ronald Nordmann                                                                 46,968                   *
Dr Francesco Bellini (7)                                                     9,900,258                2.05%
Hon James Grant (8)                                                            190,013                   *
Gerard Veilleux (9)                                                             10,003                   *
All Directors and Officers as a Group (10 persons)                          20,151,450                4.18%


* Less than 1%

(1) For the purposes of this table, a person or a group of persons is deemed to have "beneficial ownership" as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Based solely on information provided to the Company by The Capital Group of Companies, Inc. (including its affiliates) on February 11, 2002.

(3) Based solely on information provided to the Company by Putnam Investment Management, LLC & The Putnam Advisory Company, Inc on January 15, 2002.

(4) Dr Cavanaugh is the President of HealthCare Ventures LLC, which is the management company for a number of limited partnerships which have interests in 8,690,090 Ordinary Shares. Dr Cavanaugh is also a general partner in these partnerships. 8,690,090 of the shares in which Dr Cavanaugh is expressed to be interested represent shares held by those partnerships and not Dr Cavanaugh personally. The remaining 116,278 shares are held by Dr Cavanaugh as beneficial owner.

(5)  Includes 964,774 ordinary shares issuable upon exercise of options.

(6)  All of Dr Totten's shares are issuable upon exercise of options.

(7)  Includes 3,413,550 ordinary shares issuable upon exercise of options.

(8)  Includes 185,462 ordinary shares issuable upon exercise of options.

(9)  All of Mr Veilleux' shares are issuable on exercise of options.



ITEM 13: Certain Relationships and Related Transactions

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

     If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a `good reason' termination;

     Mr Spitznagel would provide consulting services to the Company for at least 42 months following the acquisition of Roberts, unless Mr Spitznagel terminated the consultancy agreement prior to the end of the 42nd month upon 30 days notice; and

     The Company would pay Mr Spitznagel at a rate of $400,000 per annum for his consulting services, $150,000 per annum as an office holder, $250,000 per annum to comply with certain restrictive covenants contained therein and $150,000 per annum for tax, financial and estate planning advice, life insurance and health insurance.

Prior to the Company's merger with BioChem, Dr Bellini entered into an agreement with BioChem whereby BioChem granted to Dr Bellini an option to purchase from BioChem its interest in a company that owned land and buildings located on Province Island, Quebec for the fair market value of CAN$225,000 (approximately $141,000). Dr Bellini exercised his option and the transaction was completed in accordance with the terms of the option agreement on November 29, 2001.

The Company incurred professional fees with law firms, in which the Hon James Grant is a partner, totaling $1.9 million for the year ended December 31, 2001 ($0.4 million for the year ended December 31, 2000 and $0.2 million for the year ended December 31, 1999).

BioChem Immunosystems Inc (Immunosystems), formerly a wholly owned subsidiary of BioChem, was sold in February 2000 to a third party. Dr Bellini, the former chief executive officer of BioChem, continued as a director of Immunosystems. In December 2001, the Company acquired a 19.9% equity interest in Immunosystems in consideration for the release of a debt owing to the Company from Immunosystems. This debt existed prior to the Company's merger with BioChem. As part of the same transaction, the Company was released from a pre-existing BioChem guarantee over other Immunosystems' liabilities.

                                     PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1. Financial Statements

         Reference is made to the Index of the Financial Statements and Financial Statement Schedules hereinafter contained (see F-1).

         2. Exhibits

         Reference is made to the Index of Exhibits herein contained (see E-1).

(b)      Reports on Form 8-K

         During the fourth quarter ended December 31, 2001, the following reports on Form 8-K were filed with the Securities and Exchange
         Commission:

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported October 12, 2001, with respect to press release announcement of U.S. FDA approval of ADDERALL XR.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SHIRE PHARMACEUTICALS GROUP PLC

                                                 (Registrant)

                                         Date: March 28, 2002

                                         By: /s/  Rolf Stahel

                                 Rolf Stahel, Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----
             /s/ James Henry Cavanaugh               Non-executive Chairman                    March 28, 2002
             -------------------------
               JAMES HENRY CAVANAUGH

                  /s/ Rolf Stahel                    Chief Executive                           March 28, 2002
                  ---------------
                    ROLF STAHEL

             /s/ Angus Charles Russell               Group Finance Director                    March 28, 2002
             -------------------------
               ANGUS CHARLES RUSSELL

             /s/ Joseph Wilson Totten                Group Research and Development Director   March 28, 2002
             ------------------------
               JOSEPH WILSON TOTTEN

               /s/ Barry John Price                  Senior Non-executive Director             March 28, 2002
               --------------------
                 BARRY JOHN PRICE

                /s/ Bernard Canavan                  Non-executive Director                    March 28, 2002
                -------------------
                  BERNARD CANAVAN

            /s/ Ronald Maurice Nordmann              Non-executive Director                    March 28, 2002
            ---------------------------
              RONALD MAURICE NORDMANN

               /s/ Francesco Bellini                 Non-executive Director                    March 28, 2002
               ---------------------
                 FRANCESCO BELLINI

              /s/ James Andrew Grant                 Non-executive Director                    March 28, 2002
              ----------------------
                JAMES ANDREW GRANT

                /s/ Gerard Veilleux                  Non-executive Director                    March 28, 2002
                -------------------
                  GERARD VEILLEUX


                         SHIRE PHARMACEUTICALS GROUP PLC

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Public Auditors ...................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 .............F-4

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999 .........................................F-5

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2001, 2000 and 1999 ..............F-7

Consolidated Statements of Comprehensive Income /
(Losses) for the years ended December 31, 2001, 2000 and 1999 ............F-9

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999 .........................................F-10

Notes to the Consolidated Financial Statements ...........................F-12

                      Report of Independent Public Auditors

To the Shareholders of Shire Pharmaceuticals Group plc:

We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We did not audit the financial statements for the years ended December 31, 2000 and 1999 of BioChem Pharma, Inc., a company acquired in 2001 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Shire Pharmaceuticals Group plc and reflect total assets of 35% and 34%, and total revenues of 23% and 25% respectively, of the related consolidated totals for the years ended December 31, 2000 and 1999, after restatement to reflect certain adjustments as set forth in Note 3. The financial statements prior to those adjustments were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for BioChem Pharma Inc., for the years ended December 31, 2000 and 1999 is based solely upon the report of the other auditors.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Shire Pharmaceuticals Group plc and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.





Arthur Andersen


Reading, England


February 27, 2002

                         Report of Independent Auditors


To the shareholders of BioChem Pharma Inc.


We have audited the consolidated balance sheet of BioChem Pharma Inc. as at December 31, 2000 and 1999, and the consolidated statements of earnings, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2000,1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada for the years ended December 31, 2000,1999 and 1998 and in accordance with auditing standards generally accepted in the United States of America for the year ended December 31, 2000. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in the United States of America.

On January 25, 2001, we also reported separately to the shareholders of BioChem Pharma Inc. on consolidated financial statements for the same period, expressed in Canadian dollars, prepared in accordance with generally accepted accounting principles in Canada.


Raymond Chabot Grant Thornton
General partnership
Chartered Accountants

Montreal, Quebec
January 25, 2001

                           CONSOLIDATED BALANCE SHEETS

                         (In thousands of U.S. dollars)

                                                                                                  December 31,        December 31,
                                                                                                          2001                2000
                                                                                                         $'000               $'000
ASSETS
Current assets:
Cash and cash equivalents                                                                              118,040              93,266
Marketable securities and other current asset investments                                              723,911             370,425
Accounts receivable, net                                                                               193,913             144,175
Inventories, net                                                                                        46,690              49,612
Deferred tax asset                                                                                      19,430              26,990
Prepaid expenses and other current assets                                                               38,571              11,385
                                                                                                  ------------        ------------
Total current assets                                                                                 1,140,555             695,853

Investments                                                                                             68,743              74,314
Property, plant and equipment, net                                                                     113,347             131,224
Intangible assets, net                                                                                 549,044             578,436
Net assets of business transferred under contractual arrangements                                            -              35,850
Deferred tax asset                                                                                      12,874               6,543
Other non current assets                                                                                26,168              26,275
                                                                                                  ------------        ------------
Total assets                                                                                         1,910,731           1,548,495
                                                                                                  ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                                   4,325              81,811
Accounts payable and accrued expenses                                                                  167,152             113,446
Unearned income                                                                                         17,409                   -
Other current liabilities                                                                               42,730              32,593
                                                                                                  ------------        ------------
Total current liabilities                                                                              231,616             227,850
Long-term debt, excluding current installments                                                         402,481             132,063
Other non-current liabilities                                                                           13,645              14,196
                                                                                                  ------------        ------------
Total liabilities                                                                                      647,742             374,109
                                                                                                  ------------        ------------
Shareholders' equity:
Common stock, 5p par value; 800,000,000 shares authorized; and 481,817,487 (2000:
488,015,304) shares issued and outstanding respectively                                                 39,861              40,292
Exchangeable shares: 5,978,902 (2000: nil) shares issued and outstanding respectively                  277,386                   -
Additional paid-in capital                                                                           1,014,796           1,209,448
Accumulated other comprehensive losses                                                                (93,009)            (60,550)
Accumulated surplus/(deficit)                                                                           23,955            (14,804)
                                                                                                  ------------        ------------
Total shareholders' equity                                                                           1,262,989           1,174,386
                                                                                                  ------------        ------------
Total liabilities and shareholders' equity                                                           1,910,731           1,548,495
                                                                                                  ------------        ------------

The balance sheet as at December 31, 2000 has been restated to include BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB Opinion No. 16 "Accounting for Business Combinations". The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In thousands of U.S. dollars, except share and per share data)

Years ended December 31,                                                                2001               2000               1999
                                                                                       $'000              $'000              $'000
                                                                                ------------       ------------       ------------
Revenues:
Product sales                                                                        723,964            520,231            400,959
Licensing and development                                                              5,498             14,147             14,585
Royalties                                                                            145,155            135,470            119,714
Other revenues                                                                         2,952              1,262              1,995
                                                                                ------------       ------------       ------------
Total revenues                                                                       877,569            671,110            537,253

Costs and expenses:
Cost of revenues                                                                     118,285            101,371            103,047
Research and development                                                             171,029            155,145            141,112
Selling, general and administrative (inclusive of stock option compensation charge of $2,278, $21,914 and $11,933 for 2001, 2000 and
1999 respectively)                                                                   311,103            236,289            194,513
Other charges:
In process research and development                                                        -             26,947                  -
Asset impairments and restructuring charges                                           85,447                  -             97,132
Merger transaction expenses                                                           83,470                  -             32,279
Loss on disposition of assets                                                         10,164                  -              5,824
                                                                                ------------       ------------       ------------
Total operating expenses                                                             779,498            519,752            573,907
                                                                                ------------       ------------       ------------
Operating income/(loss)                                                               98,071            151,358           (36,654)

Interest income                                                                       19,667             19,232             15,957
Interest expense                                                                     (8,315)           (16,413)           (11,644)
Other income, net                                                                      4,800            105,214             18,751
                                                                                ------------       ------------       ------------
Total other income, net                                                               16,152            108,033             23,064
                                                                                ------------       ------------       ------------
Income/(loss) before income taxes and extraordinary items                            114,223            259,391           (13,590)
Income taxes                                                                        (72,860)           (47,664)           (21,663)
                                                                                ------------       ------------       ------------
Net income/(loss) from continuing operations and before extraordinary
items                                                                                 41,363            211,727           (35,253)



Extraordinary item                                                                   (2,604)                  -                  -
Discontinued operations (net of tax)                                                       -                  -           (12,179)
                                                                                ------------       ------------       ------------
Net income/(loss)                                                                     38,759            211,727           (47,432)
                                                                                ------------       ------------       ------------
Net income/(loss) per share:
Basic
- Continuing operations                                                                 8.4c              43.8c             (7.3)c
- Extraordinary items                                                                 (0.5)c                  -                  -
- Discontinued operations                                                                  -                  -             (2.5)c
- Net income                                                                            7.9c              43.8c             (9.8)c
Diluted
- Continuing operations                                                                 8.2c              42.8c             (7.3)c
- Extraordinary items                                                                 (0.5)c                  -                  -
- Discontinued operations                                                                  -                  -             (2.5)c
- Net income                                                                            7.7c              42.8c             (9.8)c
Weighted average number of shares:
Basic                                                                            492,594,226        482,890,070        484,358,876
Diluted                                                                          504,875,587        494,691,805        484,358,876


The results for the years ended December 31, 2000 and 1999 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB Opinion No. 16 "Accounting for Business Combinations". The accompanying notes are an integral part of these consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                (In thousands of U.S. dollars except share data)

                                                                                                    Accumu-
                         Common       Common    Exchange-     Exchange-                            lated other
                          Stock        Stock       able         able      Additional   Accumu-       comp-             Total
                         Amount         No.       shares       shares      paid-in      lated      prehensive      shareholders'
                          $'000       shares      Amount     No. shares    capital     deficit      losses            equity
                                       000's       $'000        000's       $'000       $'000        $'000            $'000
                      ----------     --------  -----------  ------------ ------------  -------------------------   --------------
At December 31, 1998      32,324     388,542             -            -     1,096,341     (39,717)      (33,311)   1,055,637

Net loss                       -           -             -            -             -     (47,432)             -    (47,432)
Foreign currency
translation                    -           -             -            -             -            -         1,048       1,048
Issuance of common
stock for acquisitions     8,123     100,767             -            -       (8,123)            -             -           -

Issuance of common
stock by pooled entity         -           -             -            -         8,615            -             -       8,615

Options exercised            266       3,297             -            -         5,983            -             -       6,249

Repurchase of common
stock                    (1,472)    (18,206)             -            -      (19,146)    (139,382)             -   (160,000)
Stock option
compensation                   -           -             -            -        11,933            -             -      11,933
Tax benefit
associated with
exercise of stock
options                        -           -             -            -         1,964            -             -       1,964
Unrealized holding
gain on available for
sale investments               -           -             -            -             -            -         1,872       1,872
                      ---------  ------------ -----------  ------------ ------------- ---------------------------  ---------
At December 31,
1999                      39,241     474,400             -            -     1,097,567    (226,531)      (30,391)     879,886

Net income                     -           -             -            -             -      211,727             -     211,727
Reclassification
adjustment for
realized loss
included in net
earnings                       -           -             -            -             -            -         1,356       1,356
Foreign currency
translation                    -           -             -            -             -            -      (31,467)    (31,467)
Issuance of common
stock                        137       1,843             -            -        11,720            -             -      11,857
Issue costs                    -           -             -            -       (3,385)            -             -     (3,385)



Options exercised            914      11,772             -            -        50,850            -             -      51,764

Stock option
compensation                   -           -             -            -        21,914            -             -      21,914
Tax benefit
associated with
exercise of stock
options                        -           -             -            -        30,782            -             -      30,782
Unrealized holding
loss on non-current
investments                    -           -             -            -             -            -          (48)        (48)
                      ---------- ------------  ----------- ------------ ------------- --------------------------- ----------
At December 31,
2000                      40,292     488,015             -            -     1,209,448     (14,804)      (60,550)   1,174,386

Net income                     -           -             -            -             -       38,759             -      38,759
Foreign currency
translation                    -           -             -            -             -            -      (32,507)    (32,507)
Issue of shares for
acquisitions             (3,662)    (51,876)       802,256       17,292     (798,594)            -             -           -
Issuance of common
stock for conversion
of loan note                  22         295             -            -         1,522            -             -       1,544

Issue costs                    -           -             -            -          (18)            -             -        (18)
Exchange of
exchangeable shares        2,414      33,940     (524,870)     (11,313)       522,456            -             -           -

Options exercised            795      11,443             -            -        69,397            -             -      70,192

Stock option
compensation and               -           -             -            -         6,780            -             -       6,780
warrants
Tax benefit
associated with
exercise of stock
options                        -           -             -            -         3,805            -             -       3,805
Unrealized holding
loss on non-current
investments                    -           -             -            -             -            -            48          48
                      ---------- ------------  ----------- ------------ ------------- --------------------------- ----------
At December 31,
2001                      39,861     481,817       277,386        5,979     1,014,796       23,955      (93,009)   1,262,989
                      ---------- ------------  ----------- ------------ ------------- --------------------------- ----------


Each exchangeable share is exchangeable into 3 ordinary shares.

The results for the year ended December 31, 2000 and 1999 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB Opinion No. 16 "Accounting for Business Combinations".

The accompanying notes are an integral part of these consolidated financial statements.





            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSSES)

                         (In thousands of U.S. dollars)


Years ended December 31,                                                   2001             2000             1999
                                                                          $'000            $'000            $'000
                                                                  -------------    -------------    -------------
Net income/(loss)                                                        38,759          211,727          (47,432)
Foreign currency translation adjustments                                (32,507)         (31,467)           1,048
Reclassification adjustments for realized loss included
in net earnings                                                               -            1,356                -
Unrealized holding gain/(loss) on marketable securities
 and non-current investments                                                 48             (48)            1,872
                                                                  -------------    -------------    -------------
Comprehensive income/(loss)                                               6,300         181,568           (44,512)
                                                                  -------------    -------------    -------------

There are no material tax effects related to the items included above.

The results for the year ended December 31, 2000 and 1999 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB Opinion No. 16 "Accounting for Business Combinations".

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands of U.S. dollars)


Years ended December 31,                                                                 2001              2000             1999
                                                                                        $'000             $'000            $'000
                                                                                   ----------        ----------       ----------
Cash flows from operating activities:
Net income/(loss)                                                                      38,759           211,727         (47,432)
Loss from discontinued operations                                                           -                 -           12,179

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Acquired in-process research and development                                                -            26,947                -
Depreciation and amortization                                                          45,809            37,987           34,172
Stock option compensation                                                               6,780            21,914           11,933
Tax benefit of stock option compensation, credited directly to equity                   3,805            30,782            1,967

Decrease in deferred tax asset                                                          1,229             3,782              535
Non cash exchange gains and losses                                                      (979)           (1,676)            (664)
Gain on sale of long-term investments                                                       -          (98,627)         (16,142)
Loss/(gain) on sale of property, plant and equipment                                    8,112                 -            (828)
Loss on sale of intangible assets                                                       2,014             1,514            5,825
Write-down of long-term investments                                                    61,596                 -            7,546
Write-down of intangible assets                                                        25,393                 -                -
Share of loss in equity method investees                                                    -             3,809            3,670
Other elements                                                                              -             1,102            1,563

Changes in assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable                                           (52,033)          (52,570)            1,898
Decrease/(increase) in inventory                                                        2,922           (7,916)          (7,165)
(Increase)/decrease in prepayments and other current assets                          (26,109)             1,215          (2,491)
Decrease in other assets                                                                  823                 -                -
Increase in accounts and notes payable and other liabilities                           61,504            37,727           49,868
Increase in unearned income                                                            17,409                 -                -
Reserve for restructuring charges                                                       1,788          (83,608)           83,608
                                                                                   ----------        ----------       ----------
Net cash provided by operating activities                                             198,822           134,109          140,042
                                                                                   ----------        ----------       ----------
Cash flows from investing activities:
(Investment in)/redemption of marketable securities and other current asset
investments                                                                         (367,206)         (186,019)           43,903
Purchase of subsidiary undertakings                                                         -                 -         (32,000)
Expenses of acquisition                                                                     -           (1,461)                -
Additional investment in existing subsidiary                                                -          (32,302)                -
Net cash acquired with subsidiary undertakings                                              -                 -            1,979
Purchase of long-term investments                                                    (22,336)          (16,995)         (10,960)
Purchase of intangible assets                                                        (35,986)          (38,379)         (57,848)
Purchase of property, plant and equipment                                            (13,604)          (44,243)         (26,459)
Purchase of other assets                                                                    -           (6,658)          (5,077)



Proceeds from sale of long-term investments                                                 -           123,327           21,407
Proceeds from sale of property, plant and equipment                                     7,081            12,007            2,118
Proceeds from sale of intangible fixed assets                                           4,556                 -            6,575
Collection on notes receivable                                                              -               766            7,195
Other                                                                                       -           (1,427)          (1,400)
                                                                                   ----------        ----------       ----------
Net cash used in investing activities                                               (427,495)         (191,384)         (50,567)
                                                                                   ----------        ----------       ----------

Cash flows from financing activities:
Proceeds from issue of long-term debt                                                 400,000                 -                -
Payment of debt issuance costs                                                        (9,000)                 -                -
Payments on long-term debt, capital leases and notes                                (207,762)           (8,514)         (15,449)
Proceeds from issue of common stock, net                                                1,526            14,589           11,342
Repurchase of common stock                                                                  -                 -         (81,544)
Proceeds from exercise of options                                                      70,192            45,647            3,523
                                                                                   ----------        ----------       ----------
Net cash provided by/(used in) financing activities                                   254,956            51,722         (82,128)
                                                                                   ----------        ----------       ----------
Effect of foreign exchange rate changes on cash and cash equivalents                  (1,509)           (1,975)              934

Cash flows used in discontinued operations                                                  -           (1,708)          (6,945)
                                                                                   ----------        ----------       ----------
Net increase/(decrease) in cash and cash equivalents                                   24,774           (9,236)            1,336
Cash and cash equivalents at beginning of period                                       93,266           102,502          101,166
                                                                                   ----------        ----------       ----------
Cash and cash equivalents at end of period                                            118,040            93,266          102,502
                                                                                   ----------        ----------       ----------

Supplemental cash flow information:

Years ended December 31,                                                                 2001              2000             1999
                                                                                        $'000             $'000            $'000
                                                                                   ----------        ----------       ----------
Interest paid                                                                          11,122            12,264           11,927
Income taxes paid                                                                      65,773            14,095           18,074

Non cash activities:
Notes issued for product acquisitions                                                       -                 -           11,800
Common stock issued for product acquisitions                                                -             3,085                -
Common stock issued on conversion of zero-coupon note                                   1,544             8,772                -
Debt assumed on acquisition of subsidiaries                                                 -                 -            3,300


The results for the years ended December 31, 2000 and 1999 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB Opinion No. 16 "Accounting for Business Combinations".

The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc (the Company) is an international specialty pharmaceutical company with a strategic focus on three therapeutic areas: central nervous system disorders, oncology and anti-infectives. The Company's strategy is further supported by two technology platforms, drug delivery and biologics.

The Company has sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is operated and managed within three individual operating segments: U.S., International and global research and development. Within these segments, revenues are derived primarily from three sources: sales of products by the Company's own sales and marketing operations, royalties and licensing and development fees.

The Company is referred to as "specialty" because its principal products tend to be prescribed by specialists as opposed to primary care physicians. The Company's main approach is to start projects in house through research and advanced drug delivery or to in-license projects, and then to develop and launch them using it's sales and marketing capability in eight of the key world markets. The Company seeks to protect the intellectual property upon which it relies through a range of patents and patent applications (both its own and those of its licensors).

The Company's principal products include:

     in the U.S., ADDERALL XR and ADDERALL for the treatment of ADHD; AGRYLIN for the treatment of elevated blood platelets; PENTASA for the treatment of ulcerative colitis; CARBATROL for the treatment of epilepsy; and PROAMATINE for the treatment of postural hypotension. In addition, the Company receives royalties on sales of REMINYL for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR, COMBIVIR and TRIZIVIR for the treatment of HIV/AIDS and EPIVIR-HBV for the treatment of hepatitis B, each marketed by GSK;

     in the U.K., the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was launched in September 2000 and is co-promoted by Janssen-Cilag;

     in Canada, 3TC for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR (marketed in partnership with GSK); AMATINE(TM); SECOND LOOK(TM), a breast cancer diagnostics product for which the Company received FDA approval in January 2002; and FLUVIRAL S/F, a vaccine for the prevention of influenza; and

     in the rest of the world, the Company receives royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and will receive royalties on sales of REMINYL from Janssen Pharmaceutica.

In addition, the Company has a number of products in late stage development including DIRAME for the treatment of analgesia, FOZNOL for the treatment of high blood phosphate levels associated with kidney failure and TROXATYL for the treatment of leukemia and pancreatic cancer. The Company submitted the first regulatory submission for FOZNOL under the European Mutual Recognition procedure on March 13, 2001.

The accompanying consolidated financial statements include the accounts of Shire Pharmaceuticals Group plc and all its subsidiary undertakings after elimination of intercompany accounts and transactions.

b) Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for product returns, litigation and sales deductions.

c) Revenue Recognition

The Company recognizes revenue when:

o there is persuasive evidence of an arrangement; o delivery of products has occurred or services have been rendered; o the seller's price to the buyer is fixed or determinable; and o collectibility is reasonably assured.

The Company's principal revenue streams and their respective accounting treatments are discussed below:

(i)      Product sales
Revenue for the sales of products is recognized as net revenue upon shipment to customers. Provisions for certain rebates, product returns and discounts to customers are provided for as reductions to net revenue in the same period as the related sales are recorded. Approximately $17.0 million of ADDERALL XR product launch shipments made in Q4 2001 will not be recognized as product revenue until 2002 in accordance with Staff Accounting Bulletin 101 as these sales have not been realized and earned at December 31, 2001.

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

The Company also receives non-refundable clinical milestones when certain targets are achieved during the clinical phases of development, such as the submission of clinical data to a regulatory authority. These clinical milestones are recognized when received. If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be paid.

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

e) Leased Assets

The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

Assets acquired under capital leases are included in the balance sheet as tangible fixed assets and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest elements are charged to the income statement over the period of the leases to produce a level yield on the balance of the capital lease obligation.

f) Pensions

The Group contributes to personal defined contribution pension plans of employees. Contributions are charged to the income statement as they become payable. These contributions are detailed in Note 24. Details of the supplemental Executive Retirement Plan operated by the Group are given in Note 24.

g) Finance Costs of Debt

Finance costs of debt are recorded as a deferred asset and then amortized to the income statement over the term of the debt using the level yield method. Deferred financing costs relating to debt extinguishments are written off to the income statement in that period.

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

i) Advertising Expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $21.8 million, $6.6 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999 respectively.

j) Foreign Currency

Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into U.S. dollars at the rate of exchange ruling at the date of the transaction. Transaction gains and losses are recognized in arriving at operating income.

The functional currency of each of the company's subsidiaries is the local currency.

The results of overseas operations, whose functional currencies are not U.S. dollars, are translated at the average rates of exchange during the period and their balance sheets at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

The consolidated financial statements are prepared from records maintained in the country in which the subsidiary is located and are translated into U.S. dollars according to the above policy.

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years ended December 31, 2001, 2000, and 1999, pursuant to SFAS No. 52, "Foreign Currency Translation", amounted to a $0.5 million loss, $2.1 million gain and $1.3 million gain, respectively.

k) Employee Stock Plans

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

l) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with original maturities of less than ninety days.

m) Marketable Securities and Other Current Asset Investments

Marketable securities classified as available for sale consist primarily of debt instruments with maturities of more than three months. They are marked to market at each balance sheet date, with gains and losses recorded in a separate component of other comprehensive income. Other than temporary impairments in value are recorded through the income statement.

n) Inventories

Inventories, consisting primarily of finished goods, are stated at the lower of cost or net realizable value. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transport. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Provision is made for obsolete, slow moving or defective items where appropriate.

o) Investments

The Company accounts for its investments in 20% to 50% owned companies using the equity method of accounting. Accordingly, the Company's share of the earnings of these companies is included in "Other income, net". The related equity investment is included in "Investments". At December 31, 2001, the GlaxoSmithKline commercialization partnership was the Company's only equity investment.

Investments which are accounted for under the cost method are stated at cost, less provisions for other than temporary impairment in value. Impairment is assessed by reference to the fair value of the securities as determined using established financial methodologies. Investments in equities with readily determinable market values are marked to market. The fair value of debt investments in private entities and non-traded securities of public entities are measured by valuation methodologies including discounted cash flows.



p) Intangible Assets

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

Impairments of goodwill are recognized if expected undiscounted cash flows are not sufficient to recover the goodwill. If a material impairment is identified, goodwill is written down to its estimated fair value. Fair value is determined based on the present value of expected net cash flows to be generated by the business, discounted using a rate commensurate with the risks involved.

Intellectual property, including trademarks for products with an immediate defined revenue stream and acquired for valued consideration, is recorded at cost and amortized in equal annual installments over the estimated useful life of the related product which range from 5 to 40 years. Intellectual property with no defined revenue stream where the related product has not yet completed the necessary approval process is written off on acquisition. Amounts recorded as intangible assets are reviewed for impairment on a periodic basis using expected undiscounted cash flows.

Continuing milestone payments on intellectual property with no defined revenue stream are charged to operations. Royalty payments due on sales of products are charged to operations when a liability has been incurred.

q) Property, Plant and Equipment

Property, plant and equipment is shown at cost less accumulated depreciation and any provision for impairment. Depreciation is provided on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings                                                     20 to 50 years
Office furniture, fittings and equipment                      4 to 10 years
Warehouse, laboratory and manufacturing equipment             4 to 10 years

The cost of land is not depreciated.

Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

r) Concentration of Credit Risk

Revenues are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Significant customers are disclosed in Note 22. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

Excess cash is invested in bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal credit risk.

s) Related Parties

Management believes that transactions with related parties are conducted on the same basis as they would have been with unrelated parties.

t) New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Had the BioChem transaction been initiated after this date, it would have been required to be accounted for under the purchase method rather than the pooling of interests method. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangibles will be recognized under SFAS No. 141 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill recognized on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $10.8 million for the year ended December 31, 2001. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement would have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company is currently assessing whether the adoption of SFAS No. 144 will have any impact on its results of operations or financial position.

(u) Statutory Accounts

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts for the years ended December 31, 2000 and 1999 have been delivered to the Registrar of Companies for England and Wales, The auditors' report on those accounts was unqualified.


(2) Business Combinations and Reorganizations

Year ended December 31, 2001

(a) BioChem merger

On May 11, 2001, the Company acquired 100% of the outstanding stock of BioChem Pharma, Inc. (BioChem), an international specialty pharmaceutical company based in Laval, Canada. The merger was achieved through an exchange of shares. The Company issued 179,447,629 ordinary shares and 17,292,148 exchangeable shares in order to effect the business combination.

This transaction was accounted for by the pooling of interests method in accordance with APB Opinion No. 16, "Accounting for Business Combinations". Consequently, the consolidated financial statements give retroactive effect to the merger.

Details of the results of operations of BioChem for the period before the merger was consummated, which is the period from January 1, 2001 to May 11, 2001, that are included in the combined net income of the Company are as follows:

                                                                        $'000
                                                              ---------------
Revenue                                                                51,592

Net income                                                             23,003

Other changes in stock holders' equity:
Issue of common shares on exercise of stock options                     2,170









The revenues and earnings previously reported by the company for the years ended December 31, 2000 and 1999 can be reconciled to the combined amounts presented herein as follows:

                                                                              2000                           1999
                                                                      Revenue        Net Income      Revenue        Net Income
                                                                        $'000             $'000        $'000             $'000
                                                                  ------------  ---------------  ------------  ---------------
As previously reported                                                517,608            76,171      401,532          (94,998)
BioChem pooled results                                                198,478           174,346      185,694            93,098
Accounting policy alignment (see Note 3)                             (44,976)          (38,790)     (49,973)          (45,532)
                                                                  ------------  ---------------  ------------  ---------------
As restated                                                           671,110           211,727      537,253          (47,432)
                                                                  ------------  ---------------  ------------  ---------------


(b) Dispositions

During 2001, the Company recorded a $8.1 million loss on the sale of its manufacturing facility in Toronto, Canada. As a result of the merger with BioChem, the decision was made to close the Toronto facility and to eliminate duplicate positions across the combined organization. The Company's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval.

During the third quarter of 2001, the Company disposed of certain non strategic products for net proceeds of approximately $4.5 million. A loss on disposition of $2.0 million was recorded.

Year ended December 31, 2000

(a) Divestiture of a subsidiary

In March 2000, BioChem concluded the divestiture of its diagnostics operations to a management-led group of this subsidiary. The diagnostic operations were previously accounted for as discontinued operations following the adoption of a formal plan of disposal on January 29, 1999. As consideration, BioChem received a debenture in the amount of $35.8 million to be paid out of future cash flows. For accounting purposes, the transaction was not recorded as a sale since certain significant risks of ownership were not transferred to the buyer. Accordingly, as at December 31, 2000, the net assets transferred to the buyer are presented in the non-current asset section of the balance sheet as "Net assets of business transferred under contractual arrangements". As at December 31, 2000, the Company had guaranteed the reimbursement of a long-term debt of this company amounting to 37.3 billion Italian lira, ($18.1 million).

Summarized data relating to the discontinued operations of the diagnostics operations of BioChem for the years ended December 31, 1999 and net asset data for 1999 are as follows:

                                                                                                             1999
                                                                                                            $'000
                                                                                                      -----------
Loss from operations of diagnostics segment (less applicable income taxes of $948 in
1999)                                                                                                       (738)

Loss on disposal of diagnostics segment, including provision of $11,441 for operating
losses during phase-out period (less applicable income taxes of nil)                                     (11,441)
                                                                                                      -----------
Net loss                                                                                                 (12,179)
                                                                                                      -----------

Net assets of discontinued operations
Current assets                                                                                             62,094
Property, plant and equipment                                                                              10,174
Other assets                                                                                               13,382
Current liabilities                                                                                      (29,487)
Long-term liabilities                                                                                    (24,088)
                                                                                                      -----------
                                                                                                           32,075
                                                                                                      -----------

(b) CliniChem Development Inc.

CliniChem Development Inc. (CliniChem) was formed by BioChem to conduct research and development of certain of BioChem's human therapeutic and vaccine product candidates.

On June 8, 1998, BioChem made a $101.3 million cash contribution to CliniChem's capital. Simultaneously, BioChem concluded a series of agreements with CliniChem. BioChem granted to CliniChem an exclusive perpetual license to use BioChem technology to conduct the CliniChem programs and related activities and to manufacture and commercialize the CliniChem products world-wide. CliniChem paid a fee to BioChem in exchange for the technology licenses. The technology fee was payable monthly at a rate of $0.2 million per month over a period of 48 months.

During 1998 BioChem spun-off to its shareholders its investment in CliniChem. In connection with this spin off, BioChem retained rights in CliniChem including that BioChem had an option to reacquire all shares in CliniChem at any time. As a result, CliniChem was fully consolidated into the Company's accounts even though the investment had been spun off to its shareholders, with the inter-company transactions eliminated, as BioChem still retained control of this company.

On December 15, 2000, BioChem reacquired the shares in CliniChem for $32.5 million. This additional consideration was allocated to the net assets at that date as follows:


                                                               $'000
                                                        ------------
Other assets                                                   5,560
Acquired in-process research and development
charged to earnings                                           26,947
                                                        ------------
                                                              32,507
                                                        ------------

As a result of the transaction, the Company incurred a charge for the year ended December 31, 2000 representing the acquisition of in-process research and development in accordance with SFAS No. 2. The acquired in-process research and development charge of $26.9 million represents the value of CliniChem's products in development at the date of the additional investment in CliniChem. Technological feasibility of these products was not established at this date. These products were considered to have no alternative future use other than the therapeutic indications for which they were in development. The work remaining to complete the development involved continuing formulation activity, clinical studies and the submission of regulatory filings to seek marketing approval. As pharmaceutical products cannot be marketed without regulatory approvals, the company will not receive any benefit unless it receives such regulatory approvals.

See Note 3 for a discussion of the realignment of BioChem's accounting policies in respect of CliniChem to conform with those of the Company.


(3) Accounting Policy Alignment - Consolidation of CliniChem

In 1998, BioChem spun-off to its shareholders its investments in CliniChem. In connection with this spin-off, BioChem retained rights in CliniChem, including the option to reacquire all shares in CliniChem at any time. Under EITF 99-16, this transaction would result in CliniChem continuing to be consolidated by BioChem, as BioChem would have significant continuing involvement in the operation of CliniChem. However, at the time that CliniChem was spun-off, EITF 99-16 had not been issued and BioChem elected to de-consolidate CliniChem, an acceptable accounting principle at that time. The management of Shire believe that their accounting policies would have required Shire to continue to consolidate CliniChem, also an acceptable accounting alternative at the date of the spin-off and a policy that conforms with the later guidance issued under EITF 99-16. The effect of this accounting policy alignment is to reduce the net income from continuing operations previously reported by BioChem now included in the pooled financial statements for 2000 and 1999 by $38.8 million and $45.5 million respectively.

On December 15, 2000 BioChem reacquired CliniChem. This acquisition has been reflected in the accompanying financial statements using purchase accounting. The allocation of the purchase price to the acquired net assets and liabilities is discussed in Note 2 above.


(4) Cash and Cash Equivalents

                                    December 31,         December 31,
                                            2001                 2000
                                           $'000                $'000
                                    ------------         ------------
Cash at bank and in hand                 118,040               93,266
                                    ------------         ------------

(5) Marketable Securities and Other Current Asset Investments

                                           December 31,         December 31,
                                                   2001                 2000
                                                  $'000                $'000
                                           ------------         ------------
Commercial paper                                246,174              304,680
Institutional cash funds                        477,737               65,745
                                           ------------         ------------
                                                723,911              370,425
                                           ------------         ------------


 (6) Accounts Receivable

                                           December 31,         December 31,
                                                   2001                 2000
                                                  $'000                $'000
                                           ------------         ------------
Trade receivables                               187,694               95,130
Royalties receivable from shareholder                 -               35,663
Research and development contracts                3,998                4,466
Other receivables                                 2,221                8,916
                                           ------------         ------------
                                                193,913              144,175
                                           ------------         ------------

Trade receivables included above are stated net of a provision for doubtful debts of $1.1 million (December 31, 2000: $0.8 million).

Included within trade receivables as at December 31, 2001 is approximately $17.0 million of unearned income relating to ADDERALL XR product sales.

Research and development contracts receivable are in respect of an agreement with the Canadian government (Technology Partnerships Canada) under which a contribution is made towards certain eligible research and development costs incurred by the Company's Canadian subsidiary, Shire BioChem Inc.

At December 31, 2001 other receivables were in respect of research and development tax credits.

At December 31, 2000 other receivables were in respect of accrued royalty income and notes receivable related to the divestment of certain products.


(7) Inventory

                                         December 31,         December 31,
                                                 2001                 2000
                                                $'000                $'000
                                         ------------         ------------
Finished goods                                 19,880               24,118

Work-in-process                                18,262               12,544
Raw materials                                   8,548               12,950
                                         ------------         ------------
                                               46,690               49,612
                                         ------------         ------------


(8) Prepaid Expenses and Other Current Assets

                                      December 31,         December 31,
                                              2001                 2000
                                             $'000                $'000
                                      ------------         ------------
Prepaid expenses                            18,780                5,456
Deferred financing costs                     1,077                  500
Tooling costs                                1,300                1,000
Income tax receivable                        7,712                    -
Other current assets                         9,702                4,429
                                      ------------         ------------
                                            38,571               11,385
                                      ------------         ------------

The deferred financing costs at December 31, 2001 were in respect of the $400 million convertible loan note (see Note 16). These costs are being amortized over 10 years. The deferred financing costs at December 31, 2000 were in respect of a $125.0 million long-term loan (see Note 16), which was being amortized over the five-year term of the loan. This loan was repaid in full during the year 2001.

Tooling costs are being amortized over the manufacturing contract period. The Company does not own the tools but has a non-cancelable right to use the tools during the contract period. Production commenced during 2001 and, based on expected production volumes, $1.3 million of the costs are classified as current at December 31, 2001 (December 31, 2000: $1.0 million)

Included within other current assets at December 31, 2001 is valued added tax recoverable of $5.4 million (December 31, 2000: $1.9 million).

(9) Investments

                                            December 31,         December 31,
                                                    2001                 2000
                                                   $'000                $'000
                                            ------------         ------------

Investments in private companies                  65,404               73,615
Investments in public companies                        -                  699
Equity method investment                           3,339                    -
                                            ------------         ------------
                                                  68,743               74,314
                                            ------------         ------------

(a) Investments in private companies

The Company holds investments in private companies at cost, less provision for other than temporary impairments in value. The Company made investments in private companies and partnerships totaling

$13.2 million during 2001. Total significant additions included investments made to Genechem Technologies Venture Fund and Genechem Therapeutic of approximately $4.7 million (CAN$ 7.5 million), EGS Private Healthcare of approximately $2.2 million (CAN$ 3.3 million) and Qualia Computing of approximately $6.0 million (CAN$ 9.2 million).

During the year ended December 31, 2001, the Company wrote down the cost of investments by $24.9 million as part of the one time charge resulting from the merger with BioChem, due to a non-temporary impairment.

(b) Investments in public companies

In December 2000, the Company signed a research, development and licensing agreement with CeNeS Pharmaceuticals plc for the development of CeNeS' dopamine D1 agonist program for the treatment of Parkinson's disease. The Company undertook to make milestone payments and pay CeNeS royalties on products developed under the agreement. The Company made an equity investment in CeNeS of approximately $0.7 million and undertook to fund all development work. During the year ended December 31, 2001 the Company recorded an impairment charge of $0.7 million due to a non-temporary impairment.

The Company recorded a loss of $0.1 million in respect of non-current investments marked to market at December 31, 2000. As explained above, the investment to which this relates has suffered a permanent diminution in value, and hence the cumulative marked to market adjustment has been recorded through the Consolidated Statement of Income for the year ended December 31, 2001.

 (c)  Equity method investment

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting as the Company owns a 50% share of the partnership. Accordingly, the Company's share of the earnings of the partnership is included in "Other income, net" and the related equity investment is included above. The amount included in "Other income, net" for the year ended December 31, 2001 was $2.0 million.



(10) Property, Plant and Equipment

                                               December 31,         December 31,
                                                       2001                 2000
                                                      $'000                $'000
                                               ------------         ------------
Land and buildings                                   95,921              108,805
Office furniture, fittings and equipment             12,659               40,318
Warehouse, laboratory and manufacturing
  equipment                                          46,613               13,272
                                               ------------         ------------
                                                    155,193              162,395
Less: Accumulated depreciation                     (41,846)             (31,171)
                                               ------------         ------------
                                                    113,347              131,224
                                               ------------         ------------

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $14.4 million, $10.7 million and $9.2 million respectively.

Included within land and buildings at December 31, 2001 is a new office facility purchased for approximately $17.4 million, which became the Company's new worldwide headquarters effective from March 2001. The building, purchased in October 2000, was not depreciated during the year ended December 31, 2000, as it did not become operational until March 2001. Also included within land and buildings at December 31, 2000 was $17.3 million in respect of items considered construction in progress that therefore were not depreciated.


(11) Intangible Assets

                                            December 31,         December 31,
                                                    2001                 2000
                                                   $'000                $'000
                                            ------------         ------------
Intellectual property rights acquired            459,506              453,559
Goodwill arising on businesses acquired          220,890              227,105
                                            ------------         ------------
                                                 680,396              680,664
Less: Accumulated amortization                 (131,352)            (102,228)
                                            ------------         ------------
                                                 549,044              578,436
                                            ------------         ------------

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $31.4 million, $27.3 million and $25.0 million respectively.

During the first quarter of 2001, the Company purchased two new products, Indurgan and Monocid, to be marketed and sold by the Company's Spanish and Italian operations respectively. The purchase price was approximately $18.4 million.

In October 2001, the Company acquired the exclusive pan-European rights to market Adept for (pound)5.0 million (approximately $7.3 million), a new therapy containing Icodextrin, which reduces internal scarring following abdominal and pelvic surgery. Adept was developed by ML Laboratories plc, which retains all rights to Adept for the rest of the world. Adept has approval from the regulatory bodies for the EU and will be launched in early 2002 across continental Europe.

(12) Other Non-current Assets

                                      December 31,         December 31,
                                              2001                 2000
                                             $'000                $'000
                                      ------------         ------------
Deferred financing costs                     8,617                2,341
Tooling costs                                2,937                3,218
SERP investment                             14,367               16,115
Other assets                                   247                4,601
                                      ------------         ------------
                                            26,168               26,275
                                      ------------         ------------

The deferred financing costs at December 31, 2001 were in respect of the $400 million convertible loan note These costs are being amortized over 10 years. The current element of these costs is included in

Prepaid Expenses and Other Current Assets (see Note 8). The deferred financing costs and tooling costs at December 31, 2000 represent the non-current portion of the total assets respectively. For further details see Note 8.

For further details of the SERP investment, see Note 24. The amount shown above is the cash surrender value of life insurance policies which is backed by marketable securities. A liability of $11.3 million is included within Note 17 "Other Non-current Liabilities" (2000: $13.6 million).


(13) Current Portion of Long-term Debt

                                           December 31,         December 31,
                                                   2001                 2000
                                                  $'000                $'000
                                           ------------         ------------
Current portion of notes payable
  (see Note 16)                                   4,325               81,811
                                           ------------         ------------


(14) Accounts Payable and Accrued
     Expenses

                                           December 31,         December 31,
                                                   2001                 2000
                                                  $'000                $'000
                                           ------------         ------------
Trade accounts payable                           51,952               53,604
Accrued expenses                                115,200               59,842
                                            -----------          -----------
                                                167,152              113,446
                                            -----------          -----------

Included within accrued expenses at December 31, 2001 is $55.9 million in respect of accrued Medicaid rebates, charge-backs and product return reserves, all relating to the Company's U.S. operations (December 31, 2000: $25.3 million).





(15) Other Current Liabilities

                                          December 31,         December 31,
                                                  2001                 2000
                                                 $'000                $'000
                                          ------------         ------------
Income taxes payable                            25,604               13,746
Payable for termination of license
  agreement                                        738                  747
Interest on long-term debt                       2,928                5,916
Other accrued liabilities                       13,460               12,184
                                          ------------         ------------
                                                42,730               32,593
                                          ------------         ------------

Included within other accrued liabilities at December 31, 2001 is $1.1 million for value added taxes, $7.3 million for social security liabilities, and $0.8 million payable to Knoll AG related to the acquisition of the Fuisz subsidiaries. At December 31, 2000 other accrued liabilities included $1.0 million for value added taxes, $0.8 million for social security liabilities, and $0.9 million payable to Knoll AG.

(16) Long-term Debt

                                            December 31,        December 31,
                                                    2001                2000
                                                   $'000               $'000
                                            ------------        ------------
Notes payable                                    406,806             213,874
Less: current installments                       (4,325)            (81,811)
                                            ------------        ------------
Total, less current liabilities                  402,481             132,063
                                            ------------        ------------

Principal payments in each of the next five years and thereafter on long-term debt outstanding at December 31, 2001 amount to:

                                              December 31,
                                                      2001
                                                     $'000
                                              ------------
2002                                                 4,325
2003                                                   827
2004                                               400,827
2005                                                   827
2006                                                     -
Thereafter                                               -
                                              ------------
                                                   406,806
                                              ------------

The principal payments presented above have been calculated on the basis that the $400.0 million convertible notes due 2011 convert to ordinary shares at the earliest opportunity, which is August 21, 2004. Further details are presented below.




Convertible notes due 2011

On August 15, 2001, Shire Finance Limited, a wholly-owned subsidiary of the Company, placed an offering of $350.0 million principal amount of Guaranteed Convertibles Notes due 2011 with international institutional investors at an issue price of 100%. In connection with the issue, the initial purchasers exercised in full the option to subscribe or procure subscribers for an additional $50.0 million principal amount of notes. The total principal amount of the issue was therefore $400.0 million.

The notes are guaranteed by the Company and are convertible into redeemable preference shares of the issuer which upon issuance will be immediately exchanged for either (I) ordinary shares or (ii) American Depository Shares (ADS's) of Shire, or, at the Issuers option, cash.

The notes bear interest of 2% per annum, paid semi-annually. The effective initial exchange price is $20.154 per ordinary share and $60.4625 per ADS. This exchange price represented a premium of 25% over the closing price of Shire ADS's on August 14, 2001.

Investors have the right to require the Issuer to redeem the notes at par on August 21, 2004, 2006 or 2008. Subject to certain conditions, the notes will be callable after August 21, 2004.

The interest expense recorded in the year ended December 31, 2001 was $2.9 million (2000: nil).


Five year term loan

The Company entered into a $125.0 million five year term loan and a $125.0 million revolving credit facility with Credit Suisse First Boston (CSFB), previously known as DLJ Capital Funding, Inc. on November 19, 1999. This loan replaced an existing $125.0 million loan facility in the name of Roberts Pharmaceutical Corporation that had been taken out to finance the acquisition of PENTASA in 1998. The new loan was in the name of the parent company, Shire Pharmaceuticals Group plc. The applicable interest rate ranged between 0.5 per cent and 1.5 per cent over the higher of the prime rate of CFSB or the Federal Funds Rate plus 0.5 per cent or between 1.5 per cent and 2.5 per cent over the London Interbank Overnight Rate (as adjusted in accordance with the loan agreement), in each case depending on Company's credit rating.

All obligations under the facility were jointly and severally guaranteed by the Company and by its subsidiaries and were initially secured by all material property owned by the Company and its subsidiaries and the capital stock of the subsidiaries. If the Company's credit rating reached specified levels, the facility would no longer be secured. The facility contained covenants and maintenance tests that required the Company to maintain a minimum net worth, a specified leverage ratio and a specified coverage ratio. At December 31, 2000 the Company satisfied the aforementioned covenants and maintenance tests.

In May 2001, the Company repaid the term loan in full and terminated the credit facility. Deferred financing costs of $2.6 million were expensed as an extraordinary item.


Unsecured Convertible Zero Coupon Loan Note

The Company financed the purchase of intellectual property relating to the manufacture of ADDERALL from Arenol Corporation by a total of $11.8 million in loan notes. On March 5, 1999 the Company issued a $5.8 million principal amount Unsecured Convertible Zero Coupon Loan note due July 30, 2001 (the First Loan
Note) and a $6.0 million principal amount Unsecured Convertible Zero Coupon Loan Note due July 30, 2004 (the Second Loan Note). Both loan notes are in the name of the parent company, Shire Pharmaceuticals Group plc. The agreement provides for the cancellation of certain specified amounts of the aggregate principal amount of the First Loan Note and of such amounts of the Second Loan Note on certain dates to the extent of certain indemnified losses or, to the extent that such amounts of the First Loan Note or the Second Loan Note (together the Loan Notes) are not so cancelled, for their conversion into Ordinary Shares. The number of Ordinary Shares is calculated by dividing the amount not cancelled by the lower of (pound)3.565 (approximately $5.75) and the midweek closing price of the Ordinary Shares on the London Stock Exchange on the relevant date. Translation from pounds sterling to U.S. dollars is made using the exchange rate on the relevant date. The Company issued 533,279, 560,076, 541,478 and 295,061 Ordinary Shares on March 13, 2000, August 3, 2000 and November 6, 2000, and July 30, 2001, respectively to Arenol Corporation (or its nominee broker) in consideration of the conversion of part of each of the Loan Notes in the Company.

Promissory note

Included in the current portion of long-term debt at December 31, 2000 is an $80.0 million promissory note to a shareholder, bearing interest at 5% per annum. This note was repaid in full during 2001.

Canadian federal and provincial government loan

The Company has a Canadian federal and provincial government loan outstanding of $3.1 million (CAN$5.0 million). This facility is non-interest bearing and is repayable in annual installments of $0.8 million (CAN$1.2 million) commencing in May 2002.

Bank term loans

The Company has a bank loan at December 31, 2001 bearing interest at the lender's prime rate. The loan is secured by a charge on land and buildings, and is repayable in annual installments of $0.4 million (CAN$0.6 million) with a final payment of $2.4 million (CAN$3.6 million) in May 2002. The loan is renegotiable for an additional five year period.


(17) Other Non-current Liabilities

                                            December 31,         December 31,
                                                    2001                 2000
                                                   $'000                $'000
                                            ------------         ------------
Payable for termination of license
  agreement                                            -                  373
SERP                                              11,348               13,609
Other accrued liabilities                          2,297                  214
                                            ------------         ------------
                                                  13,645               14,196
                                            ------------         ------------

For further details of the Supplemental Executive Retirement Plan (SERP) see
Note 24.


(18) Financial Instruments

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

Cash and cash equivalents - carrying amount approximates fair value due to the short-term nature of these instruments

Marketable securities and other current asset investments - the fair value of marketable securities is estimated based on quotes obtained from brokers.

Investments - non-current investments with readily determinable market values are marked to market. The fair value of investments in private entities and non-traded securities are measured by valuation methodologies including discounted cash flows.

Accounts receivable - carrying amount approximates fair value due to the short-term nature of these instruments.

Accounts payable and accrued expenses - carrying amount approximates fair value due to the short-term nature of these instruments.

Long-term debt - the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.

The carrying amounts and corresponding fair values of financial instruments at December 31, 2001 and 2000 were as follows:

December 31, 2001
                                                   Carrying
                                                     Amount           Fair Value
                                                      $'000                $'000
                                               ------------         ------------
Financial assets:
Cash and cash equivalents                           118,400              118,400
Marketable securities and other current
  asset investments                                 723,911              723,911
Investments                                          68,743               68,743

Financial liabilities:
Accounts payable and accrued expenses               167,152              167,152
Long-term debt                                      406,806              394,206
                                               ------------         ------------

December 31, 2000
                                                   Carrying
                                                     Amount           Fair Value
                                                      $'000                $'000
                                               ------------         ------------
Financial assets:
Cash and cash equivalents                            93,266               93,266
Marketable securities and other
  current asset investments                         370,425              370,425
Investments                                          74,314               74,314

Financial liabilities:
Accounts payable and accrued expenses               113,446              113,446
Long-term debt                                      213,874              213,874
                                               ------------         ------------

The carrying amounts in the table are included in the Consolidated Balance Sheet under the indicated captions.



(19) Leases and Other Commitments

(a) Leases

The Company leases facilities, motor vehicles and certain office equipment under operating leases. The Company's commitments under the non-cancelable portion of all operating leases for the next five years and thereafter as of December 31, 2001 are as follows:

                                             December 31,
                                                     2001
                                                    $'000
                                             ------------
2002                                                6,166
2003                                                3,545
2004                                                1,693
2005                                                  599
2006                                                  311
Thereafter                                          1,996
                                             ------------
                                                   14,310

Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounts to approximately $6.1 million $4.3 million and $3.2 million for the fiscal years ended December 31, 2001, 2000 and 1999 respectively.

(b) Contingent liabilities

(i) Phentermine

Shire US Inc. (Shire US) has been named as a defendant in approximately 3,784 lawsuits, in both U.S. federal and state courts, which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by Shire US and several other pharmaceutical companies. Shire US has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. As at December 31, 2001 Shire US had been named as a defendant in approximately 3,784 cases. Shire US has been dismissed from 3,619 cases. As at December 31, 2001 approximately 111 cases were pending dismissal. The lawsuits generally allege the following claims:

     o the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and territory dangers associated with them;

     o the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and

     o the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels.

Shire US became involved with phentermine through its acquisition of certain assets of Rexar in January 1994. In addition to Shire US potentially incurring liability as a result of its own production of Oby-Cap, the plaintiffs may additionally seek to impose liability on Shire US as successor to Rexar. Class certification has been sought for certain of the claims made against Shire US. In addition, pending U.S. federal lawsuits have been consolidated as a multi-district litigation in the Eastern District of Pennsylvania. Shire US intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. Shire US currently has only one lawsuit pending against it in federal court. Shire US denies liability on a number of grounds including lack of scientific evidence that phentermine, properly described, causes the alleged side effects and that Shire US did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, Shire US intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that liability is neither probable nor quantifiable at this stage of litigation. Legal expenses have been paid by Eon, the supplier to Shire US, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify Shire US in this litigation pursuant to an agreement dated November 30, 2000 made between Eon and Shire US.

(ii) ADDERALL

On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to ADDERALL. Mr Ehlis' physician had prescribed ADDERALL for the treatment of ADHD. Shire filed its answer to the complaint on November 24, 2000 and discovery related to the litigation is ongoing. Shire intends to robustly defend such action.

On October 3, 2001, a lawsuit was filed against Shire in a Kentucky state court. The lawsuit involves a 34 year old woman who alleges that she experienced a psychotic episode from her ingestion of ADDERALL which led to the death of her child in an auto accident. Shire intends to robustly defend such action.

On July 27, 2001, Shire received service of a complaint filed in state court in Texas that alleged that ADDERALL caused or contributed to a stroke. The plaintiff, an adult female aged 39, was prescribed ADDERALL as treatment for her ADHD. The complaint alleges that the plaintiff used ADDERALL during the period from January 1999 to September 1999. Also named as defendants are two doctors who were involved in diagnosing the plaintiff's ADHD and for prescribing ADDERALL for its treatment. Discovery in this litigation is ongoing. Shire intends to robustly defend such action.

(iii) AGRYLIN

Shire US has been named as a defendant in a recently filed lawsuit in a Texas state court involving AGRYLIN. The complaint was filed in late December and served on Shire on December 26, 2001. Shire's contract manufacturer for AGRYLIN, Mallinckrodt, Inc., is also a named defendant.

The complaint alleges that the Plaintiff suffered a debilitating stroke due to the fact that the Plaintiff was allegedly unable to procure this product in some fashion. Shire has filed an answer to the complaint in which it denies the allegations in the Plaintiff's original petition. Shire intends to robustly defend such action.

(iv) Emory

Shire BioChem is involved in worldwide patent disputes with Emory University (Emory) relating to lamivudine wherein Shire BioChem is opposing certain patents and patent applications of Emory and wherein Emory is opposing certain patents and patent applications of Shire BioChem. Further detail regarding these disputes is provided below. In November 2001, Shire and GlaxoSmithKline (GSK) signed an agreement as to the key terms of a global settlement agreement with Emory. The parties are in the process of finalizing the settlement agreement. Pursuant to the settlement agreement, Emory will grant Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The agreement provides for the resolution of the below noted worldwide patent disputes between the parties relating to lamivudine. The settlement involves an upfront payment to Emory by Shire of $2.5 million and a royalty payment from Shire of 0.5% on worldwide sales of lamivudine over an 11 year period commencing on January 1, 2001 and a licence under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine. The total cost to Shire in 2001 of the settlement (including upfront payment) was $7.7 million.

Emory filed oppositions to two of Shire BioChem's granted patent applications in Europe which cover oxathiolane nucleosides including lamivudine and dioxolane nucleosides, including troxacitabine, related nucleoside analogues and use of these analogues for treating viral infections. In oral hearings held in 1999, both of these oppositions were dismissed by the Opposition Division of the European Patent Office. Emory is not pursuing its appeal of the decision relating to oxathiolanes. Emory has not to date filed revocation actions with respect to any Shire BioChem lamivudine patents in issue in individual European countries.

Emory has filed an appeal against the dioxolane-related decision and this appeal is pending in the European Patent Office. This appeal does not relate to lamivudine and is not included in the settlement agreement with Emory.

In Japan, Emory filed an opposition to Shire BioChem's granted patent which covers lamivudine, related analogues and use of the analogues for treating viral infections. The Trial Board of the Japanese Patent Office dismissed Emory's opposition to Shire BioChem's patent covering lamivudine. Emory has filed revocation actions in Australia and South Korea against Shire BioChem's granted patents covering lamivudine. Shire BioChem is aggressively defending these patents.

On July 23, 1996, Emory filed a complaint in the U.S. alleging infringement from the commercialization of Epivir by Shire BioChem and GSK, Shire BioChem's exclusive licensee in the U.S., of an Emory U.S. patent granted that same day. Shire BioChem considers this patent infringement suit to be without merit and has successfully challenged the validity of Emory's patent.

On May 19, 1998, the USPTO declared an interference between the Emory patent that is the subject of a lawsuit and a pending patent application of Shire BioChem. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory has appealed the decision. Pursuant to the lamivudine settlement agreement, Emory will accept the Board's decision as final and the infringement suit will be dismissed with prejudice.

Emory has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. Shire BioChem and GSK filed an opposition to this grant and are vigorously opposing the grant. An examined patent application, filed by Emory claiming lamivudine, was successfully opposed by Shire BioChem in Australia and Norway. Emory has filed an appeal from the Australian decision in the Federal Court of Australia. Shire BioChem also filed an appeal from certain portions of the decision. An examined patent application filed by Emory claiming lamivudine was also opposed by Shire BioChem in Japan. The opposition was dismissed in April 1999 because it was improperly filed by a representative who had previously represented Emory. Notwithstanding the dismissal, the Japanese Patent Office issued an ex-officio action rejecting all of Emory's claims. There can be no assurance that Emory will not be able to overcome this rejection.

An examined patent application filed by Emory claiming lamivudine was opposed by Shire BioChem and GSK in South Korea and such Emory claims to lamivudine were cancelled by the South Korean Patent Office. Shire BioChem is aware that Emory has filed patent applications in other countries, which Shire BioChem believes may claim similar subject matter.

(v) Yale

On November 23, 1999, the USPTO declared an interference between BioChem's hepatitis B patent for lamivudine and a patent application filed by Yale University (Yale) claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc.
(Vion), formerly known as OncoRx, Inc., a New Haven, Connecticut-based company. The Company believes that its patent is valid and intends to vigorously defend the patent. The Company is not aware of corresponding patent applications by Yale or Vion in countries other than the U.S. On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in both interferences and that Shire's patent will be maintained. There can also be no reassurance that Yale will not prevail in both interferences and obtain claims in the U.S. directed to methods of treatment for hepatitis B using lamivudine.

(vi) Interests in companies and partnerships

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $37.7 million. As at December 31, 2001 an amount of $20.1 million (December 31, 2000: $17.1 million) has been subscribed. In addition, the Company has undertaken to subscribe to additional amounts and to pay royalties on certain future sales upon realization of certain conditions.

(vii) FLUVIRAL

The Company has signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. The value of the agreement may exceed CAN$300 million (approximately $190 million) over the ten-year term, with an option for the Government of Canada to extend the contract.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics will therefore begin expanding its current production capacity in order to meet this objective within a five-year period.

Shire Biologics is committed to CAN$4.5 million (approximately $2.8 million) of capital expenditure on immoveables for the purpose of achieving the level of Pandemic Readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2001/2002 is CAN$17.5 million (approximately $11 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

(vii) Other matters

In addition, the Company is involved in other claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.


(20) Related Parties

(a) Mr Spitznagel

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

     If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a `good reason' termination;

     Mr Spitznagel would provide consulting services to the Company for at least 42 months following the acquisition of Roberts, unless Mr Spitznagel terminated the consultancy agreement prior to the end of the 42nd month upon 30 days notice; and

     The Company would pay Mr Spitznagel at a rate of $400,000 per annum for his consulting services, $150,000 per annum as an office holder, $250,000 per annum to comply with certain restrictive covenants contained therein and $150,000 per annum for tax, financial and estate planning advice, life insurance and health insurance.

(b) Dr Bellini

Prior to the Company's merger with BioChem, Dr Bellini entered into an agreement with BioChem whereby BioChem granted to Dr Bellini an option to purchase from BioChem its interest in a company that owned land and buildings located on Province Island, Quebec for the fair market value of CAN$225,000 (approximately $141,000). Dr Bellini exercised his option and the transaction was completed in accordance with the terms of the option agreement on November 29, 2001.

(c) Professional fees

The Company incurred professional fees with a law firm, in which the Hon James Grant is a partner, totaling $1.9m for the year ended December 31, 2001 ($0.4 million for the year ended December 31, 2000 and $0.2 million for the year ended December 31, 1999).

(d) Immunosystems

BioChem Immunosystems Inc (Immunosystems), formally a wholly owned subsidiary of BioChem, was sold in February 2000 to a third party. Dr Bellini, the former chief executive officer of BioChem, continued as a director of Immunosystems. In December 2001, the Company acquired a 19.9% equity interest in Immunosystems in consideration for the release of a debt owing to the Company from Immunosystems. This debt existed prior to the Company's merger with BioChem. As part of the same transaction, the Company was released from a pre-existing BioChem guarantee over other Immunosystems' liabilities.

(21) Net Income/(Loss) per Share

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

The following table sets forth the computation for basic and diluted net income/(loss) per share:

Years ended December 31,                                                       2001                 2000                 1999
                                                                              $'000                $'000                $'000
                                                                  -----------------    -----------------    -----------------
Numerator for basic and diluted net income/(loss) per share                  38,759              211,727             (47,432)

                                                                      No. of shares        No. of shares        No. of shares
Weighted average number of shares                                 -----------------    -----------------    -----------------
Basic                                                                   492,594,226          482,890,070          484,358,876
Effect of dilutive shares
         share options                                                   11,362,332           11,801,735                    -
         convertible debt                                                         -                    -                    -
         warrants                                                           919,029                    -                    -
                                                                  -----------------    -----------------    -----------------
                                                                         12,281,361           11,801,735                    -
                                                                  -----------------    -----------------    -----------------
Diluted                                                                 504,875,587          494,691,805          484,358,876
                                                                  -----------------    -----------------    -----------------




Basic net income/(loss) per share                                              7.9c                43.8c               (9.8)c
Diluted net income/(loss) per share                                            7.7c                42.8c               (9.8)c
                                                                  -----------------    -----------------    -----------------

The calculation of weighted average number of shares for the year ended December 31, 2000 does not include convertible debt because, after eliminating interest charged in the income statement from the numerator, the inclusion would be anti-dilutive.

The calculation of weighted average number of shares for the year ended December 31, 1999 does not include potentially dilutive stock options and convertible debt because the inclusion would be anti-dilutive.


The warrants included in the diluted net income per share calculation are issuable in respect of a research and development agreement. A charge of $4.5 million has been made included in the results for the year ended December 31, 2001. No warrants have been issued as at December 31, 2001 although an obligation does exist.

(22) Analysis of Revenue, Operating Income/(Loss), Assets and Reportable
Segments

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


Year ended December 31, 2001                            U.S.        International                 R&D               Total
                                                       $'000                $'000               $'000               $'000
                                                   ---------             --------           ---------           ---------
Product sales                                        612,062              111,902                   -             723,964
Licensing and development                              4,507                  991                   -               5,498
Royalties                                                264              144,891                   -             145,155
Other revenues                                             -                2,952                   -               2,952
                                                   ---------             --------           ---------           ---------
Total revenues                                       616,833              260,736                   -             877,569

Cost of revenues                                      64,934               53,351                   -             118,285
Research and development                                   -                    -             171,029             171,029
Selling, general and administrative                  203,061              108,042                   -             311,103
Asset impairments and restructuring charges                -               85,447                   -              85,447

Merger transaction expenses                                -               83,470                   -              83,470
Loss on disposition of assets                          2,052                8,112                   -              10,164
                                                   ---------             --------           ---------           ---------
Total operating expenses                             270,047              338,422             171,029             779,498
                                                   ---------             --------           ---------           ---------
Operating income/(loss)                              346,786             (77,686)           (171,029)              98,071
                                                   ---------             --------           ---------           ---------
Total assets                                         628,350            1,260,444              21,937           1,910,731
Long-lived assets                                      9,202               80,859              23,286             113,347
                                                   ---------             --------           ---------           ---------



Capital expenditure on long-lived assets               3,077                8,039               2,488              13,604
                                                   ---------             --------           ---------           ---------


Year ended December 31, 2000                            U.S.        International                 R&D               Total
                                                       $'000                $'000               $'000               $'000
                                                   ---------             --------           ---------           ---------
Product sales                                        414,624              105,607                   -             520,231
Licensing and development                              1,326               12,821                   -              14,147
Royalties                                                266              135,204                   -             135,470
Other revenues                                            20                1,242                   -               1,262
                                                   ---------             --------           ---------           ---------
Total revenues                                       416,236              254,874                   -             671,110

Cost of revenues                                      53,393               47,978                   -             101,371
Research and development                                   -                    -             155,145             155,145
Selling, general and administrative                  122,834              113,455                   -             236,289
Asset impairment and restructuring charges                 -               26,947                   -              26,947
                                                   ---------             --------           ---------           ---------
Total operating expenses                             176,227              188,380             155,145             519,752
                                                   ---------             --------           ---------           ---------
Operating income/(loss)                              240,009               66,494           (155,145)             151,358
                                                   ---------             --------           ---------           ---------
Total assets                                         560,864              943,687              43,944           1,548,495
Long-lived assets                                      7,895               75,249              48,080             131,224
                                                   ---------             --------           ---------           ---------
Capital expenditure on long-lived assets               3,636               15,517              25,090              44,243
                                                   ---------             --------           ---------           ---------


Year ended December 31, 1999                            U.S.        International                 R&D               Total
                                                       $'000                $'000               $'000               $'000
                                                   ---------             --------           ---------           ---------
Product sales                                        313,582               87,377                   -             400,959
Licensing and development                              1,097               13,488                   -              14,585
Royalties                                                  -              119,714                   -             119,714
Other revenues                                           517                1,478                   -               1,995
                                                   ---------             --------           ---------           ---------
Total revenues                                       315,196              222,057                   -             537,253

Cost of revenues                                      62,375               40,672                   -             103,047
Research and development                                   -                    -             141,112             141,112
Selling, general and administrative                  109,327               85,186                   -             194,513
Asset impairment and restructuring charges            93,603                3,529                   -              97,132
Merger transaction expenses                            9,312               22,967                   -              32,279
Loss on disposition of assets                          5,824                    -                   -               5,824
                                                   ---------             --------           ---------           ---------
Total operating expenses                             280,441              152,354             141,112             573,907
                                                   ---------             --------           ---------           ---------
Operating income/(loss)                               34,755               69,703           (141,112)            (36,654)
                                                   ---------             --------           ---------           ---------



Total assets                                         542,111              783,807              25,873           1,351,791
Long-lived assets                                     17,033               77,083              22,597             116,713
                                                   ---------             --------           ---------           ---------
Capital expenditure on long-lived assets               1,738                5,226              19,495              26,459
                                                   ---------             --------           ---------           ---------


Material customers

In the periods set out below, certain customers accounted for greater than 10% of total revenues:

Years ended December 31,            2001                2000             1999
                                   $'000               $'000            $'000
                             -----------        ------------     ------------
Customer A                       176,941             132,913          100,267
Customer B                       123,350              80,293           54,498

(23) Other Charges

Year ended December 31, 2001

(a) BioChem merger

As a result of the merger with BioChem on May 11, 2001, the Company recorded pre-tax charges totaling $177.0 million, comprising asset impairment and restructuring costs ($85.4 million), merger-related transaction expenses ($83.5 million), and a loss on the sale of a duplicated facility in Toronto, Canada ($8.1 million).

The restructuring costs include an impairment charge of $20.9 million to adjust intangible asset values, primarily trademark and patent costs but also an element of product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles. Other asset impairments included the write down of long-term unquoted investments ($24.9 million) and a write down of $30.8 million to a debenture held by BioChem, which was received on divestiture of its diagnostics subsidiary. These charges are consistent with the Company's policy to provide for other than temporary impairments in investment by reference to the fair value of the investment using established financial methodologies. There was also a total of $8.8 million recorded in respect of employee related costs.

The employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Shire's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. A total of 57 employees were identified to be terminated. As of December 31, 2001 all of the planned terminations were completed.


(b) Product disposals

During the third quarter of 2001, we disposed of certain non strategic products for net proceeds of approximately $4.5 million. A loss on disposition of $2.0 million was recorded.

Year ended December 31, 2000

As a result of the merger with BioChem, the Company incurred a charge of $26.9 million relating to the acquisition of in process research and development in accordance with SFAS No. 2.

Year ended December 31, 1999

As a result of the merger with Roberts on December 23, 1999, which was accounted for as a pooling of interests, the Company recorded charges totaling $135.2 million pre tax which comprised asset impairments ($48.5 million), merger related transaction expenses ($32.3 million), restructuring costs ($43.6 million), loss on product dispositions ($5.8 million) and other charges ($5.0 million). These charges are disclosed separately within operating expenses in the consolidated statements of operations.

The Company recorded an impairment charge of $34.2 million to adjust intangible asset values, primarily product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the value of those intangibles as compared with estimated undiscounted future cash flows of the products. Other asset impairments consisted of the write off of inventory held for research and development work and duplicate equipment ($3.2 million), adjustments to the carrying value of the RiboGene investment to market value at December 31, 1999 ($7.6 million), and write down of receivables to their estimated realizable value ($3.5 million).

The components of the restructuring charge were as follows:

                                                                  $m
                                                        ------------
Employee termination costs                                      37.9
Property                                                         5.7
                                                        ------------
                                                                43.6
                                                        ------------


In December 1999, the decision was made to close the office facility in Eatontown, New Jersey and consolidate the sales and marketing operations into the existing facility in Florence, Kentucky and to transfer the research and development activities to Shire's facility in Rockville, Washington. Similarly, Roberts' sales and marketing operation in the U.K. was combined with Shire's established operation in Andover, Hampshire. The property at Eatontown was written down to its estimated fair value and subsequently sold.

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

(24) Retirement Benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees within the Group. For the defined contribution retirement plans, the level of company contribution is fixed at a set percentage of employee's pay.

Company contributions to personal defined contribution pension plans totaled $4.9 million, $2.6 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999 respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plan

Roberts Pharmaceutical Corporation, a company with whom Company merged in December 1999, operated a defined Supplemental Executive Retirement Plan (SERP) for certain U.S. employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

As part of the restructuring of the Group following the merger, the SERP was closed to new members and contributions have ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18.0 million, the result of which is that the Company has no future contributions under the plan.

In accordance with EITF 97-14, the asset and liability of $14.4 million and $11.3 million respectively are shown on the balance sheet within the categories investments and other non-current liabilities. See Notes 12 and 17 above.

(25) Income Taxes

The provision for income taxes consists of:

Years ended December 31,                                           2001             2000             1999
                                                                  $'000            $'000            $'000
                                                             ----------       ----------       ----------
Current
U.S. Federal                                                   (44,781)         (26,534)         (14,007)
State and foreign                                              (26,850)         (17,348)          (7,365)
                                                             ----------       ----------       ----------
Total current                                                  (71,631)         (43,882)         (21,372)
                                                             ----------       ----------       ----------
Deferred
U.S. Federal                                                   (20,586)          (4,268)            (622)
State and foreign                                                19,357              486              331
                                                             ----------       ----------       ----------
Total deferred                                                  (1,229)          (3,782)            (291)
                                                             ----------       ----------       ----------
Total attributable to continuing operations                    (72,860)         (47,664)         (21,663)
                                                             ----------       ----------       ----------
Total attributable to discontinued operations                         -                -            (948)
                                                             ----------       ----------       ----------
                                                               (72,860)         (47,664)         (22,611)
                                                             ----------       ----------       ----------

                                                                                            December 31,          December 31,
                                                                                                    2001                  2000
                                                                                                   $'000                 $'000
                                                                                              ----------            ----------
Approximate net operating loss carry-forwards against future U.S. federal tax
liabilities                                                                                       55,803                60,451
                                                                                              ----------            ----------
Approximate net operating loss carry-forwards against future state and foreign tax
liabilities                                                                                      470,177               310,204
                                                                                              ----------            ----------
Total                                                                                            525,980               370,655
                                                                                              ----------            ----------


The tax losses shown above have the following expiration dates:

                                          December 31,
                                                  2001
                                                 $'000
                                          ------------
   2002                                          1,885
   2003                                          1,327
   2004                                          3,607
   2005                                        150,404
   2006                                        101,657
   2007                                         57,772
   2008                                         16,071
   2009                                          3,346
   2010                                          3,119
   2011                                          4,820
   Available indefinitely                      181,972
                                               -------
                                               525,980
                                               -------

The losses stated above include approximately $78.0 million of state tax losses for which relief is available at state tax rates of approximately 3%.

A comparison of the provision for income taxes as reported to a (provision)/benefit based on federal statutory rates and consolidated income before income taxes is as follows:

Years ended December 31,                                             2001             2000             1999
                                                                    $'000            $'000            $'000
                                                               ----------       ----------       ----------
(Provision)/benefit at federal statutory rates                   (39,066)         (90,787)            4,757
Adjusted for:
Permanent differences                                            (32,268)            (963)          (6,783)
Difference in taxation rates                                       32,307           44,233           25,755
Adjustment to prior year liabilities                                2,958          (1,950)            4,004
Goodwill amortization                                             (3,309)          (3,783)          (9,758)
Other                                                             (6,087)          (2,652)            (531)


Movement in valuation allowance                                  (27,395)            8,238         (39,107)
                                                               ----------       ----------       ----------
Provision for income taxes                                       (72,860)         (47,664)         (21,663)
                                                               ----------       ----------       ----------

Permanent differences arising in the year ended December 31, 2001 are mainly attributed to non-deductible one time merger related costs incurred as a result of the Company's merger with BioChem during the year.



An analysis of the deferred tax asset is as follows:

                                                                                              December 31,        December 31,
                                                                                                      2001
                                                                                                                          2000
                                                                                                     $'000               $'000
                                                                                              ------------        ------------
Losses carried forward                                                                             170,512             108,617
Amounts deductible when paid                                                                         6,238              34,307
Valuation reserves and provisions                                                                    7,874               6,915
Other                                                                                                6,267               1,447
                                                                                              ------------        ------------
                                                                                                   190,891             151,286
Valuation allowance                                                                              (125,565)            (97,585)
                                                                                              ------------        ------------
Deferred tax assets                                                                                 65,326              53,701
Excess of tax value over book value of assets                                                     (33,022)            (20,168)
                                                                                              ------------        ------------
Net deferred tax assets                                                                             32,304              33,533
                                                                                              ------------        ------------

Valuation allowances against deferred tax assets have not been provided to the extent that it is more likely than not that future income and tax planning strategies will enable losses brought forward to be utilized.

The income/(loss) before taxes by tax jurisdiction is as follows:

Years ended December 31,                                                                2001             2000             1999
                                                                                       $'000            $'000            $'000
                                                                                 -----------      -----------      -----------
U.S.                                                                                 200,160           77,974         (33,924)
U.K.                                                                               (101,756)         (37,577)         (33,996)
Canada                                                                             (164,188)           13,663         (50,806)
Other                                                                                177,403          205,331          105,136
                                                                                 -----------      -----------      -----------
                                                                                     111,619          259,391         (13,590)
                                                                                 -----------      -----------      -----------

(26) Stock Incentive Plans

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. In the years ended December 31, 2001, 2000 and 1999 the Company recognized a charge under APB 25 of $2.3 million $21.9 million and $11.9 million respectively. Had compensation for stock options awarded under the plans been determined in accordance with SFAS 123, the Company's net income/(loss) and per share data would have been changed to the pro forma amounts indicated below:






Years ended December 31,           2001            2000                 1999
                                  $'000           $'000                $'000
                             ----------      ----------           ----------
Net income/(loss)
As reported                      38,759         211,727             (47,432)
Pro forma                         8,791         227,018             (37,919)

Income/(loss) per share
As reported - basic                7.9c           43.8c               (9.8)c
As reported - diluted              7.7c           42.8c               (9.8)c
Pro forma - basic                  1.8c           47.0c               (7.8)c
Pro forma - diluted                1.7c           45.9c               (7.8)c

The fair value of stock options used to compute pro forma net income/(loss) and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Years ended December 31,            2001              2000                 1999
                              ----------        ----------           ----------
Risk free interest rate     3.43 - 5.22%     5.68% - 6.58%        4.76% - 6.25%
Expected dividend yield               0%                0%                   0%
Expected life                    5 years           5 years              5 years
Expected volatility                59.5%             64.2%                53.4%

Directors and employees have been granted options over ordinary shares under the following stock option plans: the Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (2000 Executive Scheme), the Shire Holdings Ltd Share Options Scheme (SHL Scheme), the Pharmavene 1991 Stock Option Plan (SLI Plan), the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) (Executive Scheme), the Shire Pharmaceuticals Sharesave Scheme (Sharesave Scheme), the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan (Stock Purchase Plan), the Richwood Stock Options Plan (Richwood Plan), the Roberts Stock Option Plans (Roberts Plan) and the BioChem Stock Option Plan (BioChem
Plan).

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision.

No further options will be granted under the SHL Scheme, SLI Plan, Richwood Plan, Roberts Plan, Executive Scheme or BioChem Plan. In a period of five years, not more than 5% of the issued share capital of the Company may be placed under option under any employee share scheme. In a period of ten years, not more than 10% of the issued share capital of the Company may be placed under option under any employee share scheme. In addition, the following terms apply to options that may be granted under the various plans:

Executive Scheme: up to 5% of the issued ordinary share capital of the Company, in any period of ten years, subject to a limit of 2.5% in the period of four years following adoption of the Scheme and a limit of three per cent in any period of three calendar years.

Stock Purchase Plan: up to 2,000,000 ordinary shares.

The Company has granted options through December 31, 2001 under the various plans as follows:

                                                            Expiry period from date of
           Scheme                 Number of options                   issue                      Vesting period
      ---------------          ------------------------    ----------------------------        -------------------
SHL Scheme                                       556,560      7 years, or 3 months after                    1 - 3 years
                                                                       end of employment
Executive Scheme                               4,994,638                        10 years            3 years, subject to
                                                                                                   performance criteria
2000 Executive Scheme                          3,657,289                        10 years            3 years, subject to
                                                                                                   performance criteria
Sharesave Scheme                                 178,023          6 months after vesting                   3 or 5 years
Stock Purchase Plan                              429,026                                                      27 months
SLI Plan                                          42,909                        10 years    Immediate on acquisition by
                                                                                                                  Shire
Richwood Plan                                    358,215                         5 years    Immediate on acquisition by
                                                                                                                  Shire
Roberts Plan                                     790,914                         6 years    Immediate on acquisition by
                                                                                                                  Shire
BioChem Plan                                   5,242,270                        10 years    Immediate on acquisition by
                                                                                                                  Shire
                                ------------------------
Total                                         16,249,844
                                ------------------------


2000 Executive Scheme: the maximum number of shares over which incentive options may be granted under Part 3 of the scheme is 25,000,000.

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and the related transactions during the periods then ended is presented below:

Year ended December 31, 2001               Weighted
                                            average
                                           exercise           Number of
                                            price $              shares
                                     --------------    ----------------
Outstanding at beginning of period             7.83          24,790,322
Granted                                       17.24           4,405,089
Exercised                                      6.29        (11,443,831)
Forfeited/expired                             13.86         (1,501,736)
                                     --------------    ----------------
Outstanding at end of period                  10.80          16,249,844
                                     --------------    ----------------

Exercisable at end of period                   7.50           9,054,150
                                     --------------    ----------------

All options granted under the Executive and 2000 Executive schemes and BioChem stock options were issued with exercise prices equivalent to the fair market value of the Company's common stock on the date of grant as these options were granted at market prices. 81,888 options were granted under the Sharesave Scheme at a price of (pound)8.41 (approximately $12.24). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2001 is $17.30.

Year ended December 31, 2000                   Weighted
                                                Average
                                               Exercise             Number of
                                                price $                Shares
                                         --------------   -------------------
Outstanding at beginning of period                 5.99            32,540,132
Granted                                           14.53             4,386,258
Exercised                                          4.30          (11,491,088)
Forfeited/expired                                 10.95             (644,980)
                                         --------------   -------------------
Outstanding at end of period                       7.83            24,790,322
                                         --------------   -------------------
Exercisable at end of period                       6.84            13,385,095
                                         --------------   -------------------

All options granted under the Executive and 2000 Executive schemes and BioChem stock options were issued with exercise prices equivalent to the fair market value of the Company's common stock on the date of grant as these options were granted at market prices. 79,424 options were granted under the Sharesave Scheme at a price of (pound)8.56 (approximately $12.79). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2000 is $8.80.

Year ended December 31, 1999                  Weighted
                                               Average
                                              Exercise               Number of
                                               price $                  Shares
                                         -------------   ---------------------
Outstanding at beginning of period                4.88              35,623,241
Granted                                           7.99               3,960,869
Exercised                                         2.60             (5,189,359)
Forfeited/expired                                 5.54             (1,854,619)
                                         -------------   ---------------------
Outstanding at end of period                      5.99              32,540,132
                                         -------------   ---------------------
Exercisable at end of period                      5.74              21,662,275
                                         -------------   ---------------------

For the year ended December 31, 1999, the weighted average fair value of options granted equates to the weighted average exercise price of $7.99 as all options were granted at market prices.

Options outstanding at December 31, 2001 have the following characteristics:


                                                                                                                  Weighted average
                                                Weighted                                                         exercise price of
    Number of options                           average       Weighted average exercise    Number of options   options exercisable
          outstanding                          remaining               price of options          exercisable
                            Exercise prices       life                      outstanding
    -----------------   -------------------   -------------         -------------------   ------------------   -------------------
            1,021,402      $1.01-$2.00                  0.9                       $1.49            1,021,402                 $1.49
              445,488      $2.01-$3.00                  1.5                       $2.54              445,488                 $2.54
              721,794      $3.01-$4.00                  2.3                       $3.59              707,055                 $3.59
              668,796      $4.01-$5.00                  3.5                       $4.93              668,796                 $4.93
              826,631      $5.01-$6.00                  3.3                       $5.27              826,631                 $5.27
            1,451,724      $6.01-$7.00                  4.1                       $6.69              338,724                 $6.12
               46,344      $7.01-$8.00                  4.8                       $7.44               26,344                 $7.20
              204,530      $8.01-$9.00                  5.3                       $8.70              174,530                 $8.78
              187,051      $9.01-$10.00                 5.0                       $9.17              187,051                 $9.17
            4,097,796     $10.01-$11.00                 5.2                      $10.34            4,047,796                $10.34
              528,071     $11.01-$12.00                 4.6                      $11.72              226,415                $11.71
              145,811     $12.01-$13.00                 3.7                      $12.34                    -                     -
              504,737     $13.01-$14.00                 6.3                      $13.19              383,918                $13.17
            1,980,303     $14.01-$15.00                 6.4                      $14.86                    -                     -
            3,415,366     $18.01-$19.00                 9.2                      $18.31                    -                     -
                4,000     $19.01-$20.00                 8.9                      $19.21                    -                     -
    -----------------                             ---------                ------------     ----------------     -----------------
           16,249,844                                   5.4                      $10.80            9,054,150                 $7.50
    -----------------                             ---------                ------------     ----------------     -----------------

Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years ended December 31, 2001 and 2000. The unaudited quarterly results for 2001 and 2000 have been restated to reflect the merger with BioChem. The 2001 revenue and gross profit numbers have been restated to reflect a Canadian to US GAAP adjustment not previously included in the quarterly results.

2001                                                          First               Second               Third               Fourth
                                                              $'000                $'000               $'000                $'000
                                                           --------             --------            --------             --------
Revenues                                                    187,722              208,464             216,812              264,571
Gross profit                                                159,337              181,805             189,775              228,367
Net income/(loss)                                            41,465            (124,191)              58,111               63,374

Basic net income/(loss) per share                              8.5c              (25.3)c               11.8c                12.7c
                                                           --------             --------            --------             --------
Diluted net income/(loss) per share                            8.3c              (25.3)c               11.4c                12.4c
                                                           --------             --------            --------             --------

2000                                                          First               Second               Third               Fourth
                                                              $'000                $'000               $'000                $'000
                                                           --------             --------            --------             --------
Revenues                                                    151,095              159,563             179,323              181,129
Gross profit                                                128,638              136,923             147,189              156,989
Net income                                                   12,960              128,266              43,176               27,325

Basic net income per share                                     2.7c                26.6c                8.9c                 5.6c
                                                           --------             --------            --------             --------
Diluted net income per share                                   2.6c                25.9c                8.8c                 5.5c
                                                           --------             --------            --------             --------

                                  EXHIBIT INDEX

Exhibit
Number                                      Description

2 Merger Agreement, dated as of December 11, 2000, among BioChem Pharma Inc., 3829341 Canada Inc. and Shire Pharmaceuticals Group plc. (1)

3.1 Amended and Restated Memorandum and Articles of Association of Shire Finance Limited.(2)

3.2  Memorandum and Articles of Association of Shire.(3)

4.1 Deposit Agreement among Shire Pharmaceuticals Group plc, JP Morgan Chase Bank (f/k/a Morgan Guaranty Trust Company of New York) and Holders from time to time of Shire ADSs.(3)

4.2  Form of Ordinary Share Certificate.(3)

4.3  Form of ADR certificate (included within Exhibit 4.1).(3)

4.4 Indenture dated August 21, 2001 by and among Shire Finance Limited, Shire Pharmaceuticals Group plc and The Bank of New York, as Trustee.(2)

4.5  Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.4).(2)

4.6 Registration Rights Agreement dated August 21, 2001, between Shire Finance Limited, Shire Pharmaceuticals Group plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers.(2)

4.7 Preference Share Guarantee Agreement dated August 21, 2001 among Shire Finance Limited, Shire Pharmaceuticals Group plc and The Bank of New York (f/k/a Morgan Guaranty Trust Company of New York), as Guarantee Trustee.(2)

4.8  Form of Shire Pharmaceuticals Group plc Guarantee.(2)

4.9  Form of Plan of Arrangement including Exchangeable provisions.(4)

4.10 Form of Voting and Exchange Trust Agreement.(4)

4.11 Form of Exchangeable Share Support Agreement.(4)

10.1 BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended.(5)

10.2 BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (5)

10.3 BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors.
     (5)

10.4 SHL Scheme.(3)

10.5 Executive Scheme.(3)

10.6 Sharesave Scheme.(3)

10.7 Employee Stock Purchase Plan.(3)

10.8 Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(6)

10.9 Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc (f/k/a BioChem Pharma Inc.). (6)

21   List of Subsidiaries.

23.1 Consent of Arthur Andersen.

23.2 Consent of Raymond Chabot Grant Thornton.

99   Representations by Arthur Andersen.

------------------

(1) Incorporated by reference to the exhibits to Shire's Form 8-K filed on December 11, 2000.

(2) Incorporated by reference to the exhibits to Shire's Registration Statement on Form S-3 (No. 333-72862).

(3) Incorporated by reference to the exhibits to Shire's Registration Statement on Form F-1 (No. 333-8394).

(4) Incorporated by reference to the exhibits to Shire's Registration Statement on Form S-4 (No. 333-55696).

(5) Incorporated by reference to the exhibits to Shire's Registration Statement on Form S-8 (No. 333-60952).

(6) Incorporated by reference to the exhibits to BioChem's Form 20-F filed on June 9, 2000.

                                                                      Exhibit 21



                              List of subsidiaries



Subsidiary/Undertaking                                                          Country of Incorporation

Roberts Pharmaceutical Corporation                                              USA, State of New Jersey
Shire Pharmaceutical Limited                                                    England and Wales
Shire Pharmaceutical Development Limited                                        England and Wales
Shire International Licensing BV                                                Netherlands
Shire Laboratories Inc.                                                         USA, State of Delaware
Shire Supplies U.S., LLC                                                        USA, State of Delaware
Shire France S.A.                                                               France
Shire Deutscheland GmbH & Co. KG                                                Germany
Shire US Inc.                                                                   USA, State of New Jersey
Shire Italia SpA                                                                Italy
Shire Pharmaceutical Iberica S.L.                                               Spain
Shire Canada Inc                                                                Canada
Shire Pharmaceutical Development US Inc                                         USA, State of Maryland
Shire BioChem Inc                                                               Canada
Shire Finance Limited                                                           Cayman Islands
Shire Biologics Inc.                                                            USA, State of Massachusetts


All of the Group's subsidiary undertakings are beneficially owned (directly or indirectly) as to 100% and are all consolidated in the results of the Group.

                                                                    EXHIBIT 23.1

               CONSENT OF ARTHUR ANDERSEN, INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements on Form S-8 (File Nos. 333-09168, 333-93543 and 333-60952), Form S-4 (333-55696)
and Form S-3 (333-72862-01) of our report dated 27 February 2002 on our audits of the financial statements of Shire Pharmaceuticals Group plc as of December 31, 2001, 2000 and 1999 and for the periods then ended included in the annual report in Form 10-K of Shire filed March 28, 2002 and to the use of our report in such Shire annual report on Form 10-K.

/s/  Arthur Andersen

March 28, 2002

                                                                    EXHIBIT 23.2

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Shire Pharmaceuticals Group plc ("Shire") Registration Statements on Form S-8 (Nos. 333-09168, 333-93543 and 333-60952), Form S-4 (333-55696) and Form S-3 (333-72862-01) of our report dated
January 25, 2001, included in the annual report on Form 10-K of Shire filed March 28, 2002, on our audits of the consolidated financial statements of BioChem Pharma Inc., prepared in United States of America dollars and in accordance with generally accepted accounting principles in United States of America, as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 and to the use of our report with respect to the financial statements in the Shire annual report on Form 10-K filed March 28, 2002.

/S/  Raymond Chabot Grant Thornton

Chartered Accountants
General Partnership

Montreal, Canada
March 28, 2002

                                                                      Exhibit 99

[SHIRE PHARMACEUTICALS GROUP LETTERHEAD]


28 March 2002


US Securities & Exchange Commission
450 Fifth Street, NW
Washington, DC 20549
USA


Ladies and Gentlemen:


Re: Representations by Arthur Andersen


Pursuant to Temporary Note 3T to Article 3 of Regulation S-X of the Securities Exchange Act of 1934, as amended, I acknowledge on behalf of Shire Pharmaceuticals Group plc (the "Company") that Arthur Andersen ("Andersen"), the Company's independent public accountants, has represented to the Company that its audit of the financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, was subject to Andersen's quality control system for the US accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit, availability of national office consultation and availability of personnel at foreign affiliates of Andersen to conduct the relevant portions of the audit.

Sincerely,


/s/ Angus Russell
Angus Russell
Group Finance Director