Form 10-Q
period 2002-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2002-05-15
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

                         Commission File Number: 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

        England and Wales                               98-0359573
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

                                                     Yes  X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

             Class                       Outstanding at May 14, 2002

 Common Stock: Ordinary Shares                   482,732,570

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward looking statements. The forward looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, the impact of competitive products, patents, government regulation and approval, and other risks and uncertainties detailed from time to time in our filings, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                                                     (Unaudited)
                                                                                       March 31,          December 31,
                                                                                            2002                  2001
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                706,457               118,040
Marketable securities and other current asset investments                                237,113               723,911
Accounts receivable, net                                                                 140,400               193,913
Inventories, net                                                                          55,852                46,690
Deferred tax asset                                                                        25,515                19,430
Prepaid expenses and other current assets                                                 26,194                38,571
                                                                                    ------------          ------------
Total current assets                                                                   1,191,531             1,140,555

Investments                                                                               68,031                68,743
Property, plant and equipment, net                                                       111,223               113,347
Intangible assets, net                                                                   539,187               549,044
Deferred tax asset                                                                         9,693                12,874
Other assets                                                                              27,434                26,168
                                                                                    ------------          ------------
Total assets                                                                           1,947,099             1,910,731
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      4,480                 4,325
Accounts payable and accrued expenses                                                    167,062               167,152
Unearned income                                                                                -                17,409
Other current liabilities                                                                 44,632                42,730
                                                                                    ------------          ------------
Total current liabilities                                                                216,174               231,616
Long-term debt, excluding current instalments                                            402,487               402,481
Other long-term liabilities                                                               13,544                13,645
                                                                                    ------------          ------------
Total liabilities                                                                        632,205               647,742
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; and
482,614,881 shares issued and outstanding (2001: 481,817,487)                             39,898                39,861
Exchangeable shares: 5,882,978 shares issued and outstanding (2001:
5,978,902)                                                                               272,946               277,386
Additional paid-in capital                                                             1,020,266             1,014,796
Accumulated other comprehensive losses                                                  (98,973)              (93,009)
Accumulated surplus                                                                       80,757                23,955
                                                                                    ------------          ------------
Total shareholders' equity                                                             1,314,894             1,262,989
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                             1,947,099             1,910,731
                                                                                    ------------          ------------

The accompanying notes are an integral part of these financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


3 months ended March 31,                                                            2002                     2001
                                                                            ------------             ------------
Product sales                                                                    202,718                  151,514
Licensing and development                                                            682                    3,042
Royalties                                                                         39,576                   32,891
Other revenues                                                                       217                      275
                                                                            ------------             ------------
Total revenues                                                                   243,193                  187,722

Costs and expenses:
Cost of revenues                                                                  26,511                   28,385
Research and development                                                          49,729                   37,684
Selling, general and administrative (inclusive of stock option compensation credit of  $302,000 and charge of $2,120,000 for
2002 and 2001 respectively)                                                       94,077                   69,161
                                                                            ------------             ------------
Total operating expenses                                                         170,317                  135,230
                                                                            ------------             ------------
Operating income                                                                  72,876                   52,492

Interest income                                                                    4,731                    5,140
Interest expense                                                                 (1,977)                  (2,998)
Other income, net                                                                  1,885                      770
                                                                            ------------             ------------
Total other income, net                                                            4,639                    2,912
                                                                             -----------              -----------
Income before income taxes                                                        77,515                   55,404

Income taxes                                                                    (20,713)                 (13,939)
                                                                            ------------             ------------
Net income                                                                        56,802                   41,465
                                                                            ------------             ------------

Net income per share:
Basic                                                                              11.4c                     8.5c
Diluted                                                                            11.1c                     8.3c

Weighted average number of shares:
Basic                                                                        499,926,390              488,448,379
Diluted                                                                      524,865,259              500,699,108


The results for the three months ended March 31, 2001 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)

3 months ended March 31,                                                           2002             2001
                                                                        ---------------  ---------------
Cash flows from operating activities:
Net income                                                                       56,802           41,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                    10,173           10,823
Stock option compensation                                                         (302)            2,120
Tax benefit of stock option compensation charged directly to equity                 590            3,090
Non cash exchange gains and losses                                                (793)         (10,424)
Loss on sale of fixed assets                                                          -              607
Other movements in long-term assets                                               2,500          (2,859)
Changes in assets and liabilities:
Decrease in accounts receivable                                                  53,513           34,348
(Increase)/decrease in inventory                                                (9,162)            2,197
(Increase)/decrease in deferred tax asset                                       (2,904)            6,500
Decrease/(increase) in prepayments and other current assets                      12,377         (10,932)
(Increase)/decrease in other assets                                             (1,266)              758
Decrease in accounts payable and accrued expenses                                  (90)         (15,703)
Decrease in unearned income                                                    (17,409)                -
Increase in other current liabilities                                             1,902            2,601
Decrease in other long-term liabilities                                           (101)          (1,164)
                                                                        ---------------  ---------------
Net cash provided by operating activities                                       105,830           63,427
                                                                        ---------------  ---------------
Cash flows from investing activities:
Redemption of marketable securities, net                                              -           46,000
Decrease in short-term deposits                                                 486,798          129,966
Purchase of long-term investments                                               (1,761)          (8,502)
Purchase of intangible assets                                                         -         (25,725)
Purchase of fixed assets                                                        (3,130)          (2,629)
Purchase of other assets                                                              -              685
                                                                        ---------------  ---------------
Net cash provided by investing activities                                       481,907          139,795
                                                                        ---------------  ---------------
Cash flows from financing activities:
Movements on long-term debt and notes                                                 -         (76,520)
Proceeds from issue of common stock, net                                              -             (17)
Proceeds from exercise of options                                                   778            4,279
                                                                        ---------------   --------------
Net cash provided by/ (used in) financing activities                                778         (72,258)
                                                                        ---------------   --------------


Effect of foreign exchange rate changes on cash and cash equivalents
                                                                                   (98)          (5,098)
                                                                        ---------------   --------------
Net increase in cash and cash equivalents                                       588,417          125,866
Cash and cash equivalents at beginning of period                                118,040           93,266
                                                                        ---------------   --------------
Cash and cash equivalents at end of period                                      706,457          219,132
                                                                        ---------------   --------------


The cash flows for the three months ended March 31, 2001 have been restated to include the cash flows of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSSES)
                         (In thousands of U.S. dollars)
                                   (Unaudited)


3 months to March 31,                                                               2002                     2001
                                                                            ------------             ------------
Net income                                                                        56,802                   41,465
Foreign currency translation adjustments                                         (5,964)                 (63,191)
Unrealised holding loss on on-current investments                                      -                    (210)
                                                                            ------------             ------------
Comprehensive income                                                              50,838                 (21,936)
                                                                            ------------             ------------


There are no material tax effects related to the items included above.

The results for the three months ended March 31, 2001 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with APB 16, Accounting for Business Combinations.

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

The Company has sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is operated and managed within three individual operating segments: U.S., International (which includes the Group's global headquarters) and global research and development. Within these segments, revenues are derived primarily from three sources: sales of products by the Company's own sales and marketing operations, royalties and licensing and development fees.

The Company is referred to as "specialty" because its principal products tend to be prescribed by specialists as opposed to primary care physicians. The Company's main approach is to start projects in-house through research and advanced drug delivery or to in-license projects, and then to develop them and launch them using its sales and marketing capability in eight of the key world markets. The Company seeks to protect the intellectual property upon which it relies through a range of patents and patent applications (both its own and those of its licensors).

The Company's principal products include:

     o in the U.S., ADDERALL XR(TM) and ADDERALL(TM) for the treatment of Attention Deficit Hyperactivity Disorder; AGRYLIN(TM) for the treatment of elevated blood platelets; PENTASA(TM) for the treatment of ulcerative colitis; CARBATROL(TM) for the treatment of epilepsy; and PROAMATINE(TM) for the treatment of postural hypotension. In addition, the Company receives royalties on sales of REMINYL** for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR**, COMBIVIR** and TRIZIVIR** for the treatment of HIV/AIDS and EPIVIR-HBV for the treatment of hepatitis B, each marketed by GlaxoSmithKline;

     o in the U.K., the CALCICHEW(TM)range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL**, which was launched in September 2000 and is co-promoted by Janssen-Cilag;

     o in Canada, 3TC for the treatment of HIV/AIDS, COMBIVIR** and HEPTOVIR** (marketed in partnership with GlaxoSmithKline); AMATINE(TM); SECOND LOOK(TM), a breast cancer diagnostics product for which the Company received FDA approval in January 2002; and FLUVIRAL S/F(TM), a vaccine for the prevention of influenza; and

     o in the rest of the world, the Company receives royalties on the sales of ZEFFIX** for the treatment of hepatitis B, marketed by GlaxoSmithKline, and will receive royalties on sales of REMINYL from Janssen Pharmaceutica.

In addition, the Company has a number of products in late stage development including DIRAME(TM) for the treatment of analgesia, FOZNOL(TM) (renamed FOSRENOL(TM)) for the treatment of high blood phosphate levels associated with kidney failure and TROXATYL(TM) for the treatment of leukemia and pancreatic cancer. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the US FDA on April 30, 2002.

The accompanying consolidated financial statements include the accounts of Shire Pharmaceuticals Group plc and all its subsidiary undertakings after elimination of intercompany accounts and transactions.

*        Registered trademark of Johnson and Johnson
**       Registered trademark of GlaxoSmithKline

(TM) Unless otherwise indicated, all product names set out in this document are trademarks of Shire or companies within the Shire Group, many of which are the subject of trademark registrations in certain territories.

b) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2001 and notes thereto. The results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

c) New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has assessed the potential impact of the adoption of SFAS No. 143 and concluded that there is no impact.

2. Inventory

                                      March 31,          December 31,
                                           2002                  2001
                                          $'000                 $'000
                                 --------------        --------------
Finished goods                           25,695                19,880
Work-in-process                          19,891                18,262
Raw materials                            10,266                 8,548
                                 --------------        --------------
                                         55,852                46,690
                                 --------------        --------------

3. Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business based on the way in which the business is managed and controlled. Shire's principal reporting segments are U.S., International (which includes the Group's global headquarters) and global research and development, each being managed and monitored separately. The Company evaluates performance based on operating income.

Three months ended March 31, 2002                         U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                          173,524          29,194                -         202,718
Licensing and development                                  541             141                -             682
Royalties                                                  214          39,362                -          39,576
Other revenues                                               -             217                -             217
                                                    ----------      ----------       ----------      ----------
Total revenues                                         174,279          68,914                -         243,193
                                                    ----------      ----------       ----------      ----------

Cost of revenues                                        14,420          12,091                -          26,511
Research and development                                     -               -           49,729          49,729
Selling, general and administrative                     56,451          27,453                -          83,904
Depreciation and amortisation                            5,945           4,228                -          10,173
                                                    ----------      ----------       ----------      ----------
Total operating expenses                                76,816          43,772           49,729         170,317
                                                    ----------      ----------       ----------      ----------
Operating income/(loss)                                 97,463          25,142         (49,729)          72,876
                                                    ----------      ----------       ----------      ----------

Three months ended March 31, 2001                         U.S.   International              R&D           Total
                                                         $'000           $'000            $'000           $'000
                                                    ----------      ----------       ----------      ----------
Product sales                                          126,804          24,710                -         151,514
Licensing and development                                2,085             957                -           3,042
Royalties                                                   60          32,831                -          32,891
Other revenues                                               -             275                -             275
                                                    ----------      ----------       ----------      ----------
Total revenues                                         128,949          58,773                -         187,722
                                                    ----------      ----------       ----------      ----------
Cost of revenues                                        17,877          10,508                -          28,385
Research and development                                     -               -           37,684          37,684
Selling, general and administrative                     36,406          21,932                -          58,338
Depreciation and amortisation                            4,460           6,363                -          10,823
                                                    ----------      ----------       ----------      ----------
Total operating expenses                                58,743          38,803           37,684         135,230
                                                    ----------      ----------       ----------      ----------
Operating income/(loss)                                 70,206          19,970         (37,684)          52,492
                                                    ----------      ----------       ----------      ----------


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

The following table sets forth the computation of basic and diluted net income per share:

3 months ended March 31,                                                              2002                   2001
                                                                                     $'000                  $'000
                                                                          ----------------       ----------------
Numerator for basic net income per share                                            56,802                 41,465
Interest charged on convertible debt, net of tax                                     1,397                      -
                                                                          ----------------       ----------------
Numerator for diluted net income per share                                          58,199                 41,465
                                                                          ----------------       ----------------

Weighted average number of shares:                                           No. of shares          No. of shares
                                                                          ----------------       ----------------
Basic                                                                          499,926,390            488,448,379
Effect of dilutive shares:
Stock options                                                                    3,582,567             12,250,729
Warrants                                                                         1,213,297                      -
Convertible debt                                                                20,143,005                      -
                                                                          ----------------       ----------------
Diluted:                                                                       524,865,259            500,699,108
                                                                          ----------------       ----------------
Basic net income per share                                                           11.4c                   8.5c
                                                                          ----------------       ----------------
Diluted net income per share                                                         11.1c                   8.3c
                                                                          ----------------       ----------------


The calculation of weighted average number of shares for the three months ended March 31, 2001 does not include convertible debt because, after eliminating interest charged in the income statement from the numerator, the inclusion would be anti-dilutive.

5.   Goodwill and Other Intangible Assets - Adoption of Statement 142

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The statement directs that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling.

a) Goodwill

A reconciliation table for the results for the three months ended March 31, 2001 is provided to exclude the effect of goodwill amortization in accordance with transitional disclosures relating to SFAS 142. Results for the three months ended March 31, 2002 have been prepared in accordance with SFAS 142.

A transitional assessment of goodwill impairment as of January 1, 2002 has not yet been completed. Any cumulative effect will be recognised in a later quarter and the first quarter restated.


                                                                               3 months to            3 months to
                                                                            March 31, 2002         March 31, 2001
                                                                                     $'000                  $'000
                                                                          ----------------       ----------------
Reported net income                                                                 56,802                 41,465
Add back: Goodwill amortization                                                          -                  2,711
                                                                          ----------------       ----------------
Adjusted net income                                                                 56,802                 44,176
Interest charged on convertible debt, net of tax                                     1,397                      -
                                                                          ----------------       ----------------
Numerator for diluted net income/(loss) per share                                   58,199                 44,176
                                                                          ----------------       ----------------
Weighted average number of shares:                                           No. of shares          No. of shares
                                                                          ----------------       ----------------
Basic                                                                          499,926,390            488,448,379
Diluted                                                                        524,865,259            500,699,108

Basic earnings per share:
Reported net income                                                                  11.4c                   8.5c
Goodwill amortization (net of tax effect)                                                -                   0.5c
                                                                          ----------------       ----------------
Adjusted net income                                                                  11.4c                   9.0c
                                                                          ----------------       ----------------
Diluted earnings per share:
Reported net income                                                                  11.1c                   8.3c
Goodwill amortization (net of tax effect)                                                -                   0.5c
                                                                          ----------------       ----------------
Adjusted net income                                                                  11.1c                   8.8c
                                                                          ----------------       ----------------


The calculation of the diluted weighted average number of shares for the three months ended March 31, 2001 excludes the effects of convertible debt because it has an antidilutive effect.

There is no tax effect related to the inclusion of goodwill amortisation in the earnings calculation disclosed above.

b) Intangible fixed assets

                                           March 31, 2002      March 31, 2001
                                                    $'000               $'000
                                             ------------        ------------
Intellectual property rights acquired             459,506             479,284
Less: Accumulated amortization                   (91,768)            (87,885)
                                             ------------        ------------
                                                  367,738             391,399
                                             ------------        ------------

The useful economic lives of all intangible assets have been reassessed in accordance with the Standard, and Group management is satisfied that no changes are necessary to amortization periods, and that intangible assets will continue to be amortized at their current rate.

Management estimates that the annual amortization charge in respect of intangible fixed assets held at March 31, 2002 will be approximately $30 million for each of the five years to March 31, 2007. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

6. Long-term debt

During the first three months of 2002, the Company did not issue debt or make any debt repayments. During the first quarter in 2001, the Company repaid in full amounts due to GSK under a promissory note totalling $76.5 million.

7. Consolidated statement of changes in shareholders' equity

                                                                                                Accumu-
                                                         Exchange-                              lated
                                    Common    Exchange-    able                                 other        Total
                        Common      Stock       able       shares      Additional    Accumu-    compre-    sharehold-
                        Stock         No.      shares       No.          paid-in       lated    hensive       ers'
                        Amount      Shares     Amount      shares        capital      surplus    losses      equity
                        $'000       000's       $'000       000's         $'000        $'000      $'000       $'000
                      ----------- ----------- ------------------------------------------------------------------------
As at January 1,
2002                      39,861     481,817    277,386       5,979     1,014,796     23,955    (93,009)   1,262,989
Net income                     -           -          -           -             -     56,802           -      56,802
Foreign currency
translation                    -           -          -           -             -          -     (5,964)     (5,964)
Exchange of
exchangeable shares            -         288    (4,440)        (96)         4,440          -           -           -
Options exercised             37         510          -           -           742          -           -         779
Stock option
compensation                   -           -          -           -         (302)          -           -       (302)
Tax benefit
associated with
exercise of stock
options                        -           -          -           -           590          -           -         590
                      ----------- ----------- ----------- ----------- ------------ ----------- ----------- -----------
As at March 31, 2002
                          39,898     482,615    272,946       5,883     1,020,266     80,757    (98,973)   1,314,894
                      ----------- ----------- ----------- ----------- ------------ ----------- ----------- -----------

Each exchangeable share is exchangeable into 3 ordinary shares.

8. Contingent liabilities

(i) Phentermine

Shire US Inc. (SUS) is a defendant in 14 lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and territory dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of approximately 3,800 such phentermine lawsuits, but in all but the fourteen cases described above, SUS has been dismissed as a defendant.

SUS became involved with phentermine through its acquisition of certain assets of Rexar in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that liability is neither probable nor quantifiable at this stage of litigation. Legal expenses have been paid by Eon Labs Manufacturing Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

(ii) ADDERALL
On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to ADDERALL. Mr Ehlis' physician had prescribed ADDERALL for the treatment of ADHD. Shire filed its answer to the complaint on November 24, 2000 and discovery related to the litigation is ongoing. Shire intends to vigorouslydefend such action.

On October 3, 2001, a lawsuit was filed against Shire in Boone County Kentucky Circuit Court. The suit involves an automobile accident that is alleged to have been the result of a psychotic episode experienced by the driver of the car following an ingestion of ADDERALL. As a result of the accident, the driver's young son was killed. Shire has filed an answer to this lawsuit and intends to vigorously defend such action.

On July 27, 2001, Shire received service of a complaint filed in state court in Texas that alleged that ADDERALL caused or contributed to a stroke. The plaintiff, an adult female aged 39, was prescribed ADDERALL as treatment for her ADHD. The complaint alleges that the plaintiff used ADDERALL during the period from January 1999 to September 1999. Also named as defendants are two doctors who were involved in diagnosing the plaintiff's ADHD and for prescribing ADDERALL for its treatment. Discovery in this litigation is ongoing. Shire intends to vigorously defend such action.

(iii) AGRYLIN
SUS. has been named as a defendant in a recently filed lawsuit in a Texas state court involving AGRYLIN. The complaint was filed in late December and served on Shire on December 26, 2001. Shire's contract manufacturer for AGRYLIN, Mallinckrodt, Inc., is also a named defendant.

The complaint alleges that the Plaintiff suffered a debilitating stroke due to the fact that the Plaintiff was allegedly unable to procure this product in some fashion. Shire has filed an answer to the complaint in which it denies the allegations in the Plaintiffs original petition. Shire intends to vigorously defend such action.

(iv) Emory
Shire BioChem is involved in worldwide patent disputes with Emory University ("Emory") relating to lamivudine wherein Shire BioChem is opposing certain patents and patent applications of Emory and wherein Emory is opposing certain patents and patent applications of Shire BioChem. Further detail regarding these disputes is provided below. In November 2001, Shire and GlaxoSmithKline ("GSK") signed an agreement as to the key terms of a global settlement agreement with Emory. The parties are in the process of finalizing the settlement agreement. Pursuant to the settlement agreement, Emory will grant Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The agreement provides for the resolution of the below noted worldwide patent disputes between the parties relating to lamivudine. The settlement involves an upfront payment to Emory by Shire of $2.5 million and a royalty payment from Shire of 0.5% on worldwide sales of lamivudine over an 11 year period commencing on January 1, 2001 and a licence under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine. The total cost to Shire in 2001 of the settlement (including upfront payment) was $7.7 million.

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

On May 19, 1998, the USPTO declared an interference between the Emory patent that is the subject of a lawsuit and a pending patent application of Shire BioChem. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory has appealed the decision. Pusuant to the lamivudine settlement agreement, Emory will accept the Board's decision as final and the infringement suit will be dismissed with prejudice.

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

(v) Yale
On November 23, 1999, the USPTO declared an interference between Shire's hepatitis B patent for lamivudine and a patent application filed by Yale University (Yale) claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc.
(Vion), formerly known as OncoRx, Inc., a New Haven, Connecticut-based company. On March 28, 2002, the Board of Patent Appeals and Interferences issued an order awarding priority to the Company's patent. There can also be no reassurance that Yale will not appeal from the Board's judgement on priority against Yale and, if successful, obtain claims in the US directed to methods of treatment for hepatitis B using lamivudine. The Company is not aware of corresponding patent applications by Yale or Vion in countries other than the US.

On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in this interference and that Shire's patent will be maintained.

(vi) Commitments
The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $37,790 million. As at March 31, 2002 an amount of $22,372 million (March 31, 2001: $17,217 million) has been subscribed. In addition, the Company has undertaken to subscribe to additional amounts and to pay royalties on certain future sales upon realization of certain conditions.

(vii) FLUVIRAL
The Company has signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. The value of the agreement may exceed Cdn$300 million (approximately $190 million) over the ten-year term, with an option for the Government of Canada to extend the contract.

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

Shire Biologics is committed to Cdn$4.5 million (approximately $2.8 million) of capital expenditure on immoveables for the purpose of achieving the level of pandemic readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2001/2002 is Cdn$17.5 million (approximately $11 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

(vii) Other matters
In addition, the Company is involved in other claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The results for the three months ended March 31, 2001 have been restated from prior periods to reflect the merger of Shire and BioChem, which became effective on May 11, 2001, as if the merger had occurred at the beginning of the periods described.

Results of operations for the three months ended March 31, 2002, as compared with those for the three months ended March 31, 2001

Overview of financial results
Total revenues for the three months ended March 31, 2002 increased by 30 per cent to $243.2 million as compared to the three months ended March 31, 2001. The Company recorded a first quarter net income of $56.8 million (2001: $41.5 million), an increase of 37 per cent.

Sales and marketing
Product sales of $202.7 million, which represented 83 per cent of total revenues, increased by 34 per cent over first quarter 2001 product sales of $151.5 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 86 per cent in the three months ended March 31, 2002 (2001: 84 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:

Product sales by segment         3 months to       3 months to
                              March 31, 2002    March 31, 2001
                                       $'000             $'000         % change

U.S.                                 173,524           126,804              +37
International                         29,194            24,710              +18
                                ------------      ------------     ------------
Total product sales                  202,718           151,514              +34
                                ------------      ------------     ------------


First quarter combined sales of ADDERALL XR and ADDERALL, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $108.0 million, representing growth of 54 per cent over the first quarter of 2001. ADDERALL XR and ADDERALL had a 31 per cent share of the prescription market for ADHD in the U.S. in March 2002 compared to 33 per cent in March 2001.

Since the launch of ADDERALL XR and a generic version of ADDERALL, the combined amphetamine market represents 40 per cent of the total US ADHD market compared with 33 per cent prior to these launches.

To support a successful launch of ADDERALL XR, we extended certain sales terms to our customers (limited to $28 million of ADDERALL XR launch stock) to encourage the immediate fulfilment of distribution inventory levels. $11 million of this launch stock was booked as sales in Q4 2001. We have recognized the balance of $17 million of ADDERALL XR shipments as realisable and earned in Q1 2002.

Sales of AGRYLIN, the only U.S. product licensed for the treatment of essential thrombocythemia were $23.4 million, a 37 per cent increase over first quarter 2001 sales of $17.1 million. Shire achieved a prescription share of 26 per cent of the total U.S. AGRYLIN market, including Hydrea and generic hydroxyurea, in March 2002 compared to 20 per cent in March 2001.

Sales of PENTASA, licensed for the treatment of ulcerative colitis, at $17.5 million, were 22 per cent higher than the comparable period last year. PENTASA had a 18 per cent share of the oral mesalamine/obsalazine market in March 2002 and March 2001.

Sales of PROAMATINE, for the treatment of postural hypotension, were $9.6 million, 26 per cent higher than first quarter 2001 sales of $7.6 million. The U.S. prescription market for PROAMATINE and Florinef prescriptions indiciates that PROAMATINE had a 24 per cent share in March 2002, an increase from 22 per cent in March 2001.

CARBATROL containing carbamazapine for the treatment of epilepsy, recorded sales growth of 20 per cent from sales of $9.6 million in the three months ended March 31, 2001 to $11.6 million in the three months ended March 31, 2002. This translates to 36 per cent of the U.S. extended release carbamazepine prescription market in March 2002, compared to 33 per cent in March 2001.

Royalties
Royalties increased by $6.7 million in the three months ended March 31, 2002, up 20 per cent from the three months ended March 31, 2001, to $39.6 million. The Company receives royalties from GlaxoSmithKline on the worldwide sales of 3TC, for the treatment of HIV infection / AIDS, and ZEFFIX, an oral treatment for chronic hepatitis B, with the exception of Canada where a commercialisation partnership with GSK exists. ZEFFIX royalties, which represented 13 per cent of Shire's royalty income in the first quarter 2002, increased by 40 per cent. The Company also receives royalties from J&J on sales of REMINYL, for the treatment of Alzheimer's disease.

Cost of revenues
Gross margin on product sales increased from 81 per cent for the three months ended March 31, 2001 to 87 per cent for the three months ended March 31, 2002. This is a reflection of the product mix as the higher margin products, ADDERALL XR, ADDERALL and AGRYLIN, represented approximately 65 per cent of total product sales in the three months ended March 31, 2002 compared to 58 per cent in the three months ended March 31, 2001. Improved pricing in respect of the ADHD franchise has also contributed to the higher gross margin for the three months ended March 31, 2002.

Research and development
Research and development expenditure increased 32 per cent to $49.7 million for the three months ended March 31, 2002 (2001: $37.7 million). R&D expenditure in first quarter 2002 represented 20 per cent of revenues, consistent with the first quarter 2001.

Selling, general and administrative
Selling, general and administrative expenses, excluding the effects of a stock option compensation credit of $0.3 million (2001: charge $2.1 million) and depreciation and amortization of $10.2 million (2001: $10.8 million), increased by 50 per cent to $84.2 million for the three months ended March 31, 2002 (2001:
$56.2 million). This reflects the sustained high level of promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 42 per cent for the first quarter 2002 (2001: 37 per cent).

The 6 per cent decrease in depreciation and amortization for the three months ended March 31, 2002 is attributable to the introduction of a new US reporting standard (SFAS No. 142 "Goodwill and Other Intangible Assets"), under which goodwill is no longer amortised.

Interest income and expense
For the three months ended March 31, 2002, the Company received interest income of $4.7 million (Q1 2001: $5.1 million). Interest expense decreased from $3.0 million to $2.0 million. This decrease reflects an improved debt profile resulting from the repayment of a $125 million term loan in May 2001 and the subsequent issue of the $400 million convertible notes in August 2001, which bear interest at the comparatively lower fixed rate of 2% per annum.

Income taxes
For the three months ended March 31, 2002 income taxes increased $6.8 million to $20.7 million from $13.9 million for the three months ended March 31, 2001. The Company's effective tax rate before the stock compensation credit was 27 per cent for the three months ended March 31, 2002 (Q1 2001: 25 per cent). The Company has recorded net deferred tax assets of $35.2 million at March 31, 2002. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

At March 31, 2002, the Company had net cash funds available as follows:

                                                March 31,         December 31,
                                                     2002                 2001
                                                    $'000                $'000
                                           --------------       --------------
Cash and cash equivalents                         706,457              118,040
Marketable securities and other current
  asset investments                               237,113              723,911
Debt                                            (406,967)            (406,806)
                                           --------------       --------------
Net cash                                          536,603              435,145
                                           --------------       --------------

Net cash provided by operating activities for the three months ended March 31, 2002 was $105.8 million compared to $63.4 million for the three months ended March 31, 2001.

Investing activities provided $481.9 million for the three months ended March 31, 2002 (2001: $139.8 million). This was due to an inflow of $486.8 million cash by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $4.9 million.

Investing activities for the three months ended March 31, 2001 included $46.0 million from the redemption of marketable securities, an inflow of $130.0 million cash by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments, intangible assets and fixed assets of $36.2 million.

Financing activities provided $0.8 million from exercises of employee stock options for the three months ended March 31, 2002.

Financing activities for the three months ended March 31, 2001, which totalled a $72.3 million outflow, included $4.3 million received from exercises of employee stock options and repayments of long-term debt of $76.5 million.

Capital expenditure
Capital expenditure on tangible fixed assets for the three months ended March 31, 2002 was $3.1 million, which primarily related to laboratory and computer equipment purchased across the Group. Other capital expenditure related to the purchase of long-term investments ($1.8 million).

Capital expenditure on tangible fixed assets for the three months ended March 31, 2001 was $2.6 million. This included $1.5 million for tangible fixed assets related to the Group's head office facility purchased in quarter four 2000, the purchase of research and development equipment, and investment in computer equipment across all operational areas. Capital expenditure on new products of $25.7 million included $18.4 million for new products to be marketed by the Group's Spanish and Italian operations. Other capital expenditure related to the purchase of long-term investments ($8.5 million).

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Group's market risk exposure since December 31, 2001. Item 7A of the Group's Annual Report on Form 10-K for the year ended December 31, 2001 contains a detailed discussion of the Group's market risk exposure in relation to interest rate market risk and foreign exchange market risk.


PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
(i) Phentermine
Until April 1998, Shire US Inc. ("SUS', and formerly known as Shire Richwood Inc.) distributed products containing phentermine, a prescription drug approved in the U.S. as a single agent for short term use in obesity. Contrary to the approved labeling of these products, physicians in the U.S. co-prescribed phentermine with fenfluramine or dexfenfluramine for management of obesity. This combination was popularly known as the "fen/phen" diet. In mid 1997, following concerns raised about cardiac valvular side effects alleged to be associated with this diet regime, the fenfluramine and dexfenfluramine elements of the "fen/phen" diet were withdrawn from the U.S. market. Although SUS has ceased to distribute phentermine, the drug remains both approved and available in the U.S. SUS and a number of other pharmaceutical companies are being sued for damages for personal injury and medical monitoring arising from phentermine used either alone or in combination. ) SUS is a defendant in 14 lawsuits still pending in both U.S. federal and state courts related to phentermine. Although there have been reports of substantial jury awards and settlements in respect of fenfluramine and/or dexfenfluramine, to date Shire is not aware of any jury awards made against, or any settlements made by, any phentermine defendant. Shire denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long term combined use as part of the "fen/phen" diet. Accordingly, Shire intends to defend vigorously any and all claims made against the Company in respect of phentermine and believes that a liability is neither probable nor quantifiable at this stage of litigation.

Legal expenses have been paid by Eon Labs Manufacturing Inc. ("Eon"), the supplier to SUS or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.


(ii) ADDERALL
On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to ADDERALL. Mr Ehlis' physician had prescribed ADDERALL for the treatment of ADHD. Shire filed its answer to the complaint on November 24, 2000 and discovery related to the litigation is ongoing. Shire intends to vigorously defend such action.

On July 27, 2001, Shire received service of a complaint filed in state court in Texas that alleged that ADDERALL caused or contributed to a stroke. The plaintiff, an adult female aged 39, was prescribed ADDERALL as treatment for her ADHD. The complaint alleges that the plaintiff used ADDERALL during the period from January 1999 to September 1999. Also named as defendants are two doctors who were involved in diagnosing the plaintiff's ADHD and for prescribing ADDERALL for its treatment. Discovery in this litigation is ongoing. Shire intends to vigorously defend such action.

On October 3, 2001, a lawsuit was filed against Shire in Boone County Kentucky Circuit Court. The suit involves an automobile accident that is alleged to have been the result of a psychotic episode experienced by the driver of the car following an ingestion of ADDERALL. As a result of the accident, the driver's young son was killed. Shire has filed an answer to this lawsuit and intends to vigorously defend such action.

(iii) AGRYLIN
Shire US Inc. has been named as a defendant in a recently filed lawsuit in a Texas state court involving AGRYLIN. The complaint was filed in late December and served on Shire on December 26, 2001. Shire's contract manufacturer for AGRYLIN, Mallinckrodt, Inc., is also a named defendant.

The complaint alleges that the Plaintiff suffered a debilitating stroke due to the fact that the Plaintiff was allegedly unable to procure this product in some fashion. Shire has filed an answer to the complaint in which it denies the allegations in the Plaintiffs original petition. Shire intends to vigorously defend such action.


(iv) Emory
Shire BioChem is involved in worldwide patent disputes with Emory University ("Emory") relating to lamivudine wherein Shire BioChem is opposing certain patents and patent applications of Emory and wherein Emory is opposing certain patents and patent applications of Shire BioChem. Further detail regarding these disputes is provided below. In November 2001, Shire and GlaxoSmithKline ("GSK") signed an agreement as to the key terms of a global settlement agreement with Emory. The parties are in the process of finalizing the settlement agreement. Pursuant to the settlement agreement, Emory will grant Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The agreement provides for the resolution of the below noted worldwide patent disputes between the parties relating to lamivudine. The settlement involves an upfront payment to Emory by Shire of $2.5 million and a royalty payment from Shire of 0.5% on worldwide sales of lamivudine over an 11 year period commencing on January 1, 2001 and a licence under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine. The total cost to Shire in 2001 of the settlement (including upfront payment) was $7.7 million.

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

On May 19, 1998, the USPTO declared an interference between the Emory patent that is the subject of a lawsuit and a pending patent application of Shire BioChem. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory has appealed the decision. Pusuant to the lamivudine settlement agreement, Emory will accept the Board's decision as final and the infringement suit will be dismissed with prejudice.

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

(v) Yale
On November 23, 1999, the USPTO declared an interference between Shire's hepatitis B patent for lamivudine and a patent application filed by Yale University (Yale) claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc.
(Vion), formerly known as OncoRx, Inc., a New Haven, Connecticut-based company. On March 28, 2002, the Board of Patent Appeals and Interferences issued an order awarding priority to the Company's patent. There can also be no reassurance that Yale will not appeal from the Board's judgement on priority against Yale and, if successful, obtain claims in the US directed to methods of treatment for hepatitis B using lamivudine. The Company is not aware of corresponding patent applications by Yale or Vion in countries other than the US.

On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in this interference and that Shire's patent will be maintained.

ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)





Date:    May 14, 2002                       By:  /s/ Angus C Russell
                                                 -------------------------------
                                                 Angus C Russell
                                                 Group Finance Director




Date:    May 14, 2002                       By:  /s/ Rolf Stahel
                                                 -------------------------------
                                                 Rolf Stahel
                                                 Chief Executive