Form 10-Q
period 2002-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2002-08-14
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2002


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

                                                              Yes  X    No  __


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

            Class                         Outstanding at August 6, 2002

Common Stock: Ordinary Shares                      483,355,570

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development and commercialization, patents, government regulation and approval, including but not limited to the expected product approval date of lanthanum carbonate (FOSRENOL(TM)/FOZNOL(TM)), the impact of competitive products, including but not limited to the impact of same on Shire's ADHD franchise, and other risks and uncertainties detailed from time to time in our filings, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                                                     (Unaudited)
                                                                                        June 30,          December 31,
                                                                                            2002                  2001
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                714,523               118,040
Marketable securities and other current asset investments                                225,890               723,911
Accounts receivable, net                                                                 144,711               193,913
Inventories, net                                                                          57,791                46,690
Deferred tax asset                                                                        26,811                19,430
Prepaid expenses and other current assets                                                 36,746                38,571
                                                                                    ------------          ------------
Total current assets                                                                   1,206,472             1,140,555

Investments                                                                               72,533                68,743
Property, plant and equipment, net                                                       117,662               113,347
Intangible assets, net                                                                   567,808               549,044
Deferred tax asset                                                                         9,926                12,874
Other assets                                                                              25,599                26,168
                                                                                    ------------          ------------
Total assets                                                                           2,000,000             1,910,731
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                      2,270                 4,325
Accounts and notes payable                                                               150,631               167,152
Unearned income                                                                                -                17,409
Other current liabilities                                                                 11,422                42,730
                                                                                    ------------          ------------
Total current liabilities                                                                164,323               231,616
Long-term debt, excluding current instalments                                            401,953               402,481
Other long-term liabilities                                                               12,855                13,645
                                                                                    ------------          ------------
Total liabilities                                                                        579,131               647,742
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; and
483,068,965 shares issued and outstanding (2001: 481,817,487)                             39,932                39,861
Exchangeable shares: 5,881,066 shares issued and outstanding (2001:
5,978,902)                                                                               272,855               277,386
Additional paid-in capital                                                             1,023,347             1,014,796
Accumulated other comprehensive losses                                                  (55,329)              (93,009)
Accumulated surplus                                                                      140,064                23,955
                                                                                    ------------          ------------
Total shareholders' equity                                                             1,420,869             1,262,989
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                             2,000,000             1,910,731
                                                                                    ------------          ------------
The accompanying notes are an integral part of these financial statements.



                         SHIRE PHARMACEUTICALS GROUP PLC
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


                                                  3 months to      3 months to      6 months to       6 months to
                                                     June 30,         June 30,         June 30,          June 30,
                                                         2002             2001             2002              2001
                                                 ------------     ------------     ------------      ------------
Product sales                                         212,915          168,577          415,633           320,091
Licensing and development                                 923              244            1,605             3,286
Royalties                                              40,512           39,172           80,088            72,063
Other revenues                                          (212)              471                5               746
                                                 ------------     ------------     ------------      ------------
Total revenues                                        254,138          208,464          497,331           396,186

Costs and expenses:
Cost of revenues                                     (31,174)         (26,659)         (57,685)          (55,044)
Research and development                             (46,802)         (41,827)         (96,531)          (79,511)
Selling, general and administrative
(inclusive of stock option compensation
charge of  $152,000, $232,000, ($150,000)
and $2,352,000 respectively)                         (98,473)         (75,165)        (192,550)         (144,326)
Asset impairments and restructuring charges                 -         (85,447)                -          (85,447)
Merger transaction expenses                                 -         (83,470)                -          (83,470)
Losses on dispositions of assets                        (116)          (8,098)            (116)           (8,098)
                                                 ------------     ------------     ------------      ------------
Total operating expenses                            (176,565)        (320,666)        (346,882)         (455,896)
                                                 ------------     ------------     ------------      ------------
Operating income/(loss)                                77,573        (112,202)          150,449          (59,710)

Interest income                                         4,820            4,471            9,551             9,611
Interest expense                                      (1,796)          (1,684)          (3,773)           (4,682)
Other income, net                                         945            2,909            2,830             3,679
                                                 ------------     ------------     ------------      ------------
Total other income, net                                 3,969            5,696            8,608             8,608
                                                  -----------      -----------      -----------       -----------
Income/(loss) before income taxes                      81,542        (106,506)          159,057          (51,102)

Income taxes                                         (22,235)         (17,685)         (42,948)          (31,624)
                                                 ------------     ------------     ------------      ------------
Net income/(loss)                                      59,307        (124,191)          116,109          (82,726)
                                                 ------------     ------------     ------------      ------------

Net income/(loss) per share:
Basic                                                   11.9c          (25.3c)            23.2c           (16.9c)
Diluted                                                 11.6c          (25.3c)            22.6c           (16.9c)

Weighted average number of shares:
Basic                                             500,365,947      489,977,184      500,147,383       489,205,296
Diluted                                           523,990,414      489,977,184      525,324,877       489,205,296



                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                                          6 months to      6 months to
                                                                                             June 30,         June 30,
                                                                                                 2002             2001
Cash flows from operating activities:                                                 ---------------  ---------------
Net income/(loss)                                                                             116,109         (82,726)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization                                                                  22,312           22,027
Stock option compensation                                                                       (150)            2,352
Tax benefit of stock option compensation charged directly to equity                               689            3,307
Non cash exchange gains and losses                                                              1,672          (5,031)
Write-down of long-term investments                                                             2,500           24,937
Write-down of intangible assets                                                                     -           20,890
Write-down of net assets of business transferred under contractual arrangements                     -           30,811

Loss on sale of fixed assets                                                                      116            8,098
Changes in assets and liabilities:
Decrease in accounts receivable                                                                53,404           17,735
(Increase)/decrease in inventory                                                              (9,987)            1,671
(Increase)/decrease in deferred tax asset                                                     (4,433)           13,768
Decrease/(increase) in prepayments and other current asset investments                          4,328         (13,414)
Decrease in other assets                                                                          569            1,064
(Decrease)/increase in accounts and notes payable                                            (24,543)           34,957
Decrease in unearned income                                                                  (17,409)                -
Decrease in other current liabilities                                                        (26,609)          (7,186)
Decrease in other long-term liabilities                                                         (790)          (1,757)
                                                                                      ---------------  ---------------
Net cash provided by operating activities                                                     117,778           71,503
                                                                                      ---------------  ---------------
Cash flows from investing activities:
Redemption of marketable securities                                                                 -           38,754
Decrease in short-term deposits                                                               498,021           98,342
Purchase of long-term investments                                                             (3,086)         (11,107)
Purchase of intangible assets                                                                (19,040)         (32,035)
Purchase of fixed assets                                                                      (7,648)          (6,044)
Proceeds from sale of other assets                                                                  -              547
Proceeds from sale of fixed assets                                                                  -            1,200
                                                                                      ---------------  ---------------
Net cash provided by investing activities                                                     468,247           89,657
                                                                                      ---------------  ---------------

Cash flows from financing activities:
Payments on long-term debt and notes                                                          (2,583)        (201,876)
Proceeds from issue of common stock, net of expenses                                                -             (17)
Proceeds from exercise of options                                                               3,552           23,201
                                                                                      ---------------   --------------
Net cash provided by/(used in) financing activities                                               969        (178,692)
                                                                                      ---------------   --------------
Effect of foreign exchange rate changes on cash and cash equivalents                            9,489          (3,910)
                                                                                      ---------------   --------------
Net increase/(decrease) in cash and cash equivalents                                          596,483         (21,442)
Cash and cash equivalents at beginning of period                                              118,040           93,266
                                                                                      ---------------   --------------
Cash and cash equivalents at end of period                                                    714,523           71,824
                                                                                      ---------------   --------------



              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                  3 months to      3 months to       6 months to      6 months to
                                                     June 30,         June 30,          June 30,         June 30,
                                                         2002             2001              2002             2001
                                                 ------------     ------------      ------------     ------------
Net income/(loss)                                      59,307        (124,191)           116,109         (82,726)
Foreign currency translation adjustments               43,644            2,609            37,680         (29,563)
Unrealized holding gains/(losses) on
non-current investments                                     -               14                 -            (196)
                                                 ------------     ------------      ------------     ------------
Comprehensive income/(loss)                           102,951        (121,568)           153,789        (112,485)
                                                 ------------     ------------      ------------     ------------


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

The Company is referred to as "specialty" because its principal products tend to be prescribed by specialists as opposed to primary care physicians. The Company's main approach is to start projects in-house through research and advanced drug delivery or to in-license projects, and then to develop them and launch them using its sales and marketing capability in eight of the key world markets (to complete its geographic coverage of the key world pharmaceutical markets, Shire intends to build a presence in Japan by 2004). The Company seeks to protect the intellectual property upon which it relies through a range of patents and patent applications (both its own and those of its licensors).

The Company's principal products include:

     o in the U.S., ADDERALL XR(TM) and ADDERALL(TM) for the treatment of Attention Deficit Hyperactivity Disorder (ADHD); AGRYLIN(TM) for the treatment of elevated blood platelets; PENTASA(TM) for the treatment of ulcerative colitis; CARBATROL(TM) for the treatment of epilepsy; and PROAMATINE(TM) for the treatment of postural hypotension. In addition, the Company receives royalties on sales of REMINYL* for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR**, COMBIVIR** and TRIZIVIR** for the treatment of HIV/AIDS and EPIVIR-HBV** for the treatment of hepatitis B, each marketed by GlaxoSmithKline;

     o in the U.K. and the Republic of Ireland, the CALCICHEW(TM)range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was launched in September 2000 and is co-promoted by Janssen-Cilag;

     o in Canada, 3TC** for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR** (all marketed in partnership with GlaxoSmithKline); AMATINE(TM); SECOND LOOK(TM), a breast cancer diagnostics product for which the Company received FDA approval in January 2002; and FLUVIRAL S/F(TM), a vaccine for the prevention of influenza; and

     o in the Rest of the World, royalties on the sales of ZEFFIX** for the treatment of hepatitis B, marketed by GlaxoSmithKline, and royalties on sales of REMINYL from Janssen Pharmaceutica.

In addition, the Company has a number of products in late stage development including FOSRENOL(TM) (FOZNOL(TM)) for the treatment of high blood phosphate levels associated with kidney failure and TROXATYL(TM) for the treatment of leukemia and pancreatic cancer. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the U.S. FDA on April 30, 2002.

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

b) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2001 and notes thereto. The results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

c) New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has assessed the potential impact of the adoption of SFAS No. 143 and concluded that there is no impact.


2. Inventory
                                          June 30,           December 31,
                                              2002                   2001
                                             $'000                  $'000
                                    --------------         --------------
Finished goods                              24,961                 19,880
Work-in-process                             21,352                 18,262
Raw materials                               11,478                  8,548
                                    --------------         --------------
                                            57,791                 46,690
                                    --------------         --------------

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


Three months ended June 30, 2002                            U.S.    International             R&D            Total
                                                           $'000            $'000           $'000            $'000
                                                      ----------       ----------      ----------       ----------
Product sales                                            179,949           32,966               -          212,915
Licensing and development                                    662              261               -              923
Royalties                                                      7           40,505               -           40,512
Other revenues                                                 -            (212)               -            (212)
                                                      ----------       ----------      ----------       ----------
Total revenues                                           180,618           73,520               -          254,138
                                                      ----------       ----------      ----------       ----------

Cost of revenues                                          18,521           12,653               -           31,174
Research and development                                       -                -          46,802           46,802
Selling, general and administrative                       57,292           29,042               -           86,334
Depreciation and amortization                              7,534            4,605               -           12,139
Loss on dispositions of assets                               116                -               -              116
                                                      ----------       ----------      ----------       ----------
Total operating expenses                                  83,463           46,300          46,802          176,565
                                                      ----------       ----------      ----------       ----------
Operating income/(loss)                                   97,155           27,220        (46,802)           77,573
                                                      ----------       ----------      ----------       ----------

Three months ended June 30, 2001                            U.S.    International             R&D            Total
                                                           $'000            $'000           $'000            $'000
                                                      ----------       ----------      ----------       ----------
Product sales                                            141,648           26,929               -          168,577
Licensing and development                                    244                -               -              244
Royalties                                                    120           39,052               -           39,172
Other revenues                                                 -              471               -              471
                                                      ----------       ----------      ----------       ----------
Total revenues                                           142,012           66,452               -          208,464
                                                      ----------       ----------      ----------       ----------

Cost of revenues                                          17,616            9,043               -           26,659
Research and development                                       -                -          41,827           41,827
Selling, general and administrative                       45,580           18,381               -           63,961
Depreciation and amortization                              5,410            5,794               -           11,204
Asset impairments and restructuring charges                    -           85,447               -           85,447
Merger transaction expenses                                    -           83,470               -           83,470
Losses on dispositions of assets                               -            8,098               -            8,098
                                                      ----------       ----------      ----------       ----------
Total operating expenses                                  68,606          210,233          41,827          320,666
                                                      ----------       ----------      ----------       ----------
Operating income/(loss)                                   73,406        (143,781)        (41,827)        (112,202)
                                                      ----------       ----------      ----------       ----------



Six months ended June 30, 2002                              U.S.    International             R&D             Total
                                                           $'000            $'000           $'000             $'000
                                                      ----------       ----------      ----------        ----------
Product sales                                            353,473           62,160               -           415,633
Licensing and development                                  1,203              402               -             1,605
Royalties                                                    221           79,867               -            80,088
Other revenues                                                 -                5               -                 5
                                                      ----------       ----------      ----------        ----------
Total revenues                                           354,897          142,434               -           497,331
                                                      ----------       ----------      ----------        ----------

Cost of revenues                                          32,941           24,744               -            57,685
Research and development                                       -                -          96,531            96,531
Selling, general and administrative                      113,743           56,495               -           170,238
Depreciation and amortization                             13,479            8,833               -            22,312
Loss on dispositions of assets                               116                -               -               116
                                                      ----------       ----------      ----------        ----------
Total operating expenses                                 160,279           90,072          96,531           346,882
                                                      ----------       ----------      ----------        ----------
Operating income/(loss)                                  194,618           52,362        (96,531)           150,449
                                                      ----------       ----------      ----------        ----------

Six months ended June 30, 2001                              U.S.    International             R&D             Total
                                                           $'000            $'000           $'000             $'000
                                                      ----------       ----------      ----------        ----------
Product sales                                            268,452           51,639               -           320,091
Licensing and development                                  2,329              957               -             3,286
Royalties                                                    180           71,883               -            72,063
Other revenues                                                 -              746               -               746
                                                      ----------       ----------      ----------        ----------
Total revenues                                           270,961          125,225               -           396,186
                                                      ----------       ----------      ----------        ----------

Cost of revenues                                          35,493           19,551               -            55,044
Research and development                                       -                -          79,511            79,511
Selling, general and administrative                       81,986           40,313               -           122,299
Depreciation and amortization                              9,870           12,157               -            22,027
Asset impairments and restructuring charges                    -           85,447               -            85,447
Merger transaction expenses                                    -           83,470               -            83,470
Losses on dispositions of assets                               -            8,098               -             8,098
                                                      ----------       ----------      ----------        ----------
Total operating expenses                                 127,349          249,036          79,511           455,896
                                                      ----------       ----------      ----------        ----------
Operating income/(loss)                                  143,612        (123,811)        (79,511)          (59,710)
                                                      ----------       ----------      ----------        ----------

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

The following table sets forth the computation of basic and diluted net income/(loss) per share:


                                                        3 months to      3 months to      6 months to     6 months to
                                                           June 30,         June 30,         June 30,        June 30,
                                                               2002             2001             2002            2001
                                                              $'000            $'000            $'000           $'000
                                                   ----------------  ---------------- ---------------- ----------------
Numerator for basic net income/(loss) per share              59,307        (124,191)          116,109        (82,726)
Interest charged on convertible debt, net of tax              1,411                -            2,808               -
                                                   ----------------  ---------------- ---------------- ----------------
Numerator for diluted net income/(loss) per share            60,718        (124,191)          118,917        (82,726)
                                                   ----------------  ---------------- ---------------- ----------------

                                                             No. of           No. of    No. of shares   No. of shares
Weighted average number of shares:                           shares           shares
                                                   ----------------  ---------------- ---------------- ----------------
Basic  - weighted average number of shares              500,365,947      489,977,184      500,147,383     489,205,296
Effect of dilutive stock options                          2,357,078                -        3,910,105               -
Warrants                                                  1,144,179                -        1,144,179               -
Convertible debt                                         20,123,210                -       20,123,210               -
                                                   ----------------  ---------------- ---------------- ----------------
Diluted - weighted average number of shares             523,990,414      489,977,184      525,324,877     489,205,296
                                                   ----------------  ---------------- ---------------- ----------------
Basic net income/(loss) per share                             11.9c          (25.3c)            23.2c         (16.9c)
                                                   ----------------  ---------------- ---------------- ----------------
Diluted net income/(loss) per share                           11.6c          (25.3c)            22.6c         (16.9c)
                                                   ----------------  ---------------- ---------------- ----------------


The calculation of weighted average number of shares for the three and six months ended June 30, 2001 does not include share options, warrants or convertible debt because their inclusion in a loss making period would be anti-dilutive.

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

a) Goodwill
A reconciliation table for the results for the three and six months ended June 30, 2001 is provided to exclude the effect of goodwill amortization in accordance with transitional disclosures relating to SFAS 142. Results for the three and six months ended June 30, 2002 have been prepared in accordance with SFAS 142.

A transitional assessment of goodwill impairment as of January 1, 2002 has been completed. The Company has concluded that the fair value of its individual reporting units exceeds the carrying value of the net assets including goodwill, and hence no adjusting entry is necessary.


                                                        3 months to      3 months to      6 months to     6 months to
                                                      June 30, 2002    June 30, 2001    June 30, 2002   June 30, 2001
                                                              $'000            $'000            $'000           $'000
                                                   ----------------  ---------------- ---------------- ----------------
Reported net income/(loss)                                   59,307        (124,191)          116,109        (82,726)
Add back: Goodwill amortization                                   -            2,650                -           5,349
                                                   ----------------  ---------------- ---------------- ----------------
Adjusted net income/(loss)                                   59,307        (121,541)          116,109        (77,377)
Interest charged on convertible debt, net of tax              1,411                -            2,808               -
                                                   ----------------  ---------------- ---------------- ----------------
Numerator for diluted net income/(loss) per share            60,718        (121,541)          118,917        (77,377)
                                                   ----------------  ---------------- ---------------- ----------------

                                                             No. of           No. of    No. of shares   No. of shares
Weighted average number of shares:                           shares           shares
                                                   ----------------  ---------------- ---------------- ----------------
Basic                                                   500,365,947      489,977,184      500,147,383     489,205,296
Diluted                                                 523,990,414      489,977,184      525,324,877     489,205,296

Basic earnings per share:
Reported net income/(loss)                                    11.9c          (25.3c)            23.2c         (16.9c)
Goodwill amortization (net of tax effect)                         -             0.5c                -            1.1c
                                                   ----------------  ---------------- ---------------- ----------------
Adjusted net income/(loss)                                    11.9c          (24.8c)            23.2c         (15.8c)
                                                   ----------------  ---------------- ---------------- ----------------
Diluted earnings per share:
Reported net income/(loss)                                    11.6c          (25.3c)            22.6c         (16.9c)
Goodwill amortization (net of tax effect)                         -             0.5c                -            1.1c
                                                   ----------------  ---------------- ---------------- ----------------
Adjusted net income/(loss)                                    11.6c          (24.8c)            22.6c         (15.8c)
                                                   ----------------  ---------------- ---------------- ----------------


The calculation of the diluted weighted average number of shares for the three and six months ended June 30, 2001 excludes the effects of share options, warrants and convertible debt because their inclusion in a loss making period would be anti-dilutive.

There is no tax effect related to the inclusion of goodwill amortization in the earnings calculation disclosed above.

b) Intangible fixed assets

                                                  June 30,            June 30,
                                                      2002                2001
                                                     $'000               $'000
                                              ------------        ------------
Intellectual property rights acquired              485,036             464,817
Less: Accumulated amortization                   (100,878)            (75,190)
                                              ------------        ------------
                                                   384,158             389,627
                                              ------------        ------------

The useful economic lives of all intangible assets have been reassessed in accordance with SFAS 142.

Management estimates that the annual amortization charge in respect of intangible fixed assets held at June 30, 2002 will be approximately $35 million for each of the five years to June 30, 2007. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

6. Consolidated statement of changes in shareholders' equity


                                                                                            Accumu-
                                                         Exchan-                            lated
                                   Common    Exchan-     geable                             other         Total
                       Common      Stock     geable      shares      Additional   Accumu-   compre-    sharehold-
                       Stock       No.       shares      No.         paid-in      lated     hensive       ers'
                       Amount      Shares    Amount      shares      capital      surplus   losses       equity
                       $'000       000's     $'000       000's       $'000        $'000     $'000         $'000
                     ----------- ----------- ----------- ---------- ------------ ---------- ---------- -------------
As at January 1,
2002                     39,861     481,817     277,386      5,979     1,014,796     23,955   (93,009)     1,262,989
Net income                    -           -           -          -             -    116,109          -       116,109
Foreign currency
translation                   -           -           -          -             -          -     37,680        37,680
Exchange of
exchangeable shares           -         294     (4,531)       (98)         4,531          -          -             -
Options exercised            71         958           -          -         3,482          -          -         3,553
Stock option
compensation                  -           -           -          -         (150)          -          -         (150)
Tax benefit
associated with
exercise of stock
options                       -           -           -          -           688          -          -           688
                     ----------- ----------- -----------------------------------------------------------------------

As at June 30, 2002      39,932     483,069     272,855      5,881     1,023,347    140,064   (55,329)     1,420,869
                     ----------- ----------- ----------------------------------------------------------------------


Each exchangeable share is exchangeable into 3 ordinary shares or one ADS.

7. Contingent liabilities

(i) Phentermine

Shire US Inc. (SUS) is a defendant in twelve lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of approximately 3,800 such phentermine lawsuits, but in all but the twelve cases referenced above, SUS has been dismissed as a defendant.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that liability is neither probable nor quantifiable at this stage of litigation. Legal expenses have been paid by Eon Labs Manufacturing Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

(ii) ADDERALL

On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to ADDERALL. Mr Ehlis' physician had prescribed ADDERALL for the treatment of ADHD. Trial is set to commence in August 2002.Shire intends to vigorously defend such action.

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

On July 27, 2001, Shire received service of a complaint filed in state court in Texas that alleged that ADDERALL caused or contributed to a stroke. The plaintiff, an adult female aged 39, was prescribed ADDERALL as treatment for her ADHD. The complaint alleges that the plaintiff used ADDERALL during the period from January 1999 to September 1999. Also named as defendants are two doctors who were involved in diagnosing the plaintiff's ADHD and for prescribing ADDERALL for its treatment. Trial is set to commence in November 2002. Shire intends to vigorously defend such action.

Shire filed a Complaint against Barr Laboratories, Inc. on April 30, 2002 in the District Court of New Jersey. In the Complaint, Shire requested a preliminary and permanent injunction to prevent Barr from marketing a mixed amphetamine salt product in a trade dress similar to that of ADDERALL. Shire requested that Barr recall all such products and also asked for damages. In connection with the preliminary injunction, Barr has moved to dismiss the Complaint. A hearing on the preliminary injunction was held on June 3, 2002. The decision from the District Court is pending.

(iii) AGRYLIN

SUS has been named as a defendant in a lawsuit filed in a Texas state court involving AGRYLIN. The complaint was served on Shire on December 26, 2001. Shire's contract manufacturer for AGRYLIN, Mallinckrodt, Inc., is also a named defendant.

The complaint alleges that the Plaintiff suffered a debilitating stroke due to the fact that the Plaintiff was allegedly unable to procure this product in some fashion. Shire has filed an answer to the complaint in which it denies the allegations in the Plaintiffs original petition. Shire intends to vigorously defend such action.

(iv) Emory

Shire BioChem was involved in worldwide patent disputes with Emory University (Emory) relating to lamivudine wherein Shire BioChem opposed certain patents and patent applications of Emory and wherein Emory opposed certain patents and patent applications of Shire BioChem. Further detail regarding these disputes is provided below. In November 2001, Shire and GlaxoSmithKline (GSK) signed an agreement as to the key terms of a global settlement agreement with Emory. In May 2002 the parties finalized the Settlement Agreement. Pursuant to the Settlement Agreement, Emory has granted Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The Settlement Agreement provides for the resolution of the below noted worldwide patent disputes between the parties relating to lamivudine. The settlement involves an upfront payment to Emory by Shire of $2.5 million and a royalty payment from Shire of 0.5% on worldwide sales of lamivudine over an 11 year period commencing on January 1, 2001 and a licence under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine. The total cost to Shire in 2001 of the settlement (including upfront payment) was $7.7 million.

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

Emory had filed an appeal against the dioxolane-related decision in the European Patent Office but this appeal has been withdrawn in July 2002. This appeal was withdrawn by Emory pursuant to a Binding Material Terms Agreement executed in July 2002 by Shire BioChem , Shire, the University of Georgia Research Foundation (Georgia) and Triangle Pharmaceuticals Inc. (Triangle). Pursuant to the Agreement Shire will grant an exclusive royalty bearing license to Emory, sub licensable to Triangle, for certain dioxolane nucleoside analogs, including diamino purine dioxolane (DAPD). Emory, Georgia and Triangle will grant an exclusive royalty bearing license to Shire for certain dioxolane nucleosides, including SPD 756 .The compounds the subject of these licences are in development. A low royalty will be payable by Shire upon commercialization of SPD 756 .The Binding Material Terms Agreement provides for the resolution of worldwide patent disputes relating to the licensed patents.

Emory has filed revocation actions in Australia and South Korea against Shire BioChem's granted patents covering lamivudine. Shire BioChem has aggressively defended these patents. In accordance with the Settlement Agreement, Emory has agreed to withdraw these proceedings relating to lamivudine.

On July 23, 1996, Emory filed a complaint in the U.S. alleging infringement from the commercialization of EPIVIR by Shire BioChem and GSK, Shire BioChem's exclusive licensee in the U.S., of an Emory U.S. patent granted that same day. Shire BioChem considers this patent infringement suit to be without merit and has successfully challenged the validity of Emory's patent in the below noted interference proceedings.

On May 19, 1998, the United States Patent and Trademark Office (USPTO) declared an interference between the Emory patent that is the subject of the above mentioned lawsuit and a pending patent application of Shire BioChem. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory had appealed the decision. Pursuant to the Settlement Agreement, the infringement suit and Emory's appeal from the interference decision were dismissed in June 2002.

Emory has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. Shire BioChem and GSK filed an opposition to this grant. An examined patent application filed by Emory claiming lamivudine was successfully opposed by Shire BioChem in Australia and Norway. Emory has filed an appeal from the Australian decision in the Federal Court of Australia. Shire BioChem also filed an appeal from certain portions of the decision. These proceedings will be resolved in accordance with the Settlement Agreement. An examined patent application filed by Emory claiming lamivudine was opposed by Shire BioChem and GSK in South Korea and such Emory claims to lamivudine were cancelled by the South Korean Patent Office. Emory has appealed this decision. Shire BioChem is aware that Emory has filed patent applications in other countries, which Shire BioChem believes may claim similar subject matter. All such patent applications and related disputes will be subject to the Settlement Agreement.

(v) Yale

On November 23, 1999, the USPTO declared an interference between Shire's hepatitis B patent for lamivudine and a patent application filed by Yale University (Yale) claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc. (Vion), formerly known as OncoRx, Inc., a New Haven, Connecticut-based, U.S. company. On March 28, 2002, the Board of Patent Appeals and Interferences issued an order awarding priority to the Company's patent. Yale has not appealed from the Board's judgement and the Company is not aware of corresponding patent applications by Yale or Vion in countries other than the US.

On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in this interference and that Shire's patent will be maintained.

(vi) Commitments

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $39.6 million. As at June 30, 2002 an amount of $23.4 million (June 30, 2001: $21.0 million) has been subscribed.

(vii) FLUVIRAL

The Company has signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

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

Shire Biologics is committed to Cdn$4.5 million (approximately $3.0 million) of capital expenditure on immoveables for the purpose of achieving the level of pandemic readiness required. In addition, a performance bond equal to Cdn$17.5 million (approximately $11.5 million) has been established to ensure that in the event of default by Shire Biologics, adequate funds will be available to complete the work according to the terms of the contract.

(viii) Other matters

In addition, the Company is involved in other claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended June 30, 2002, as compared with those for the three months ended June 30, 2001

Overview of financial results

Total revenues for the three months ended June 30, 2002 increased by 22 per cent to $254.1 million as compared to the three months ended June 30, 2001. The Company recorded a second quarter net income of $59.3 million (2001: net loss $124.2 million after one time merger related expenses and restructuring charges of $177.0 million).

Sales and marketing

Product sales of $212.9 million, which represented 84 per cent of total revenues for the second quarter 2002, increased by 26 per cent over second quarter 2001 product sales of $168.6 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 85 per cent in the three months ended June 30, 2002 (2001: 84 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:

Product sales by segment         3 months to       3 months to
                               June 30, 2002     June 30, 2001
                                       $'000             $'000         % change

United States                        179,949           141,648              +27
International                         32,966            26,929              +22
                                ------------      ------------     ------------
Total product sales                  212,915           168,577              +26
                                ------------      ------------     ------------


Second quarter combined sales of ADDERALL XR and ADDERALL, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $104.1 million, representing growth of 50 per cent over the second quarter of 2001. ADDERALL XR and ADDERALL had a 26 per cent share of the prescription market for ADHD in the U.S. in June 2002 compared to 33 per cent in June 2001.

Sales of AGRYLIN, the only U.S. product licensed for the treatment of essential thrombocythemia were $29.4 million, a 14 per cent increase over second quarter 2001 sales of $25.8 million. Shire achieved a prescription share of 26 per cent of the total U.S. AGRYLIN market (including Hydrea (a trademark of Bristol Myers Squibb Company) and generic hydroxyurea), in June 2002 compared to 21 per cent in June 2001.

Sales of PENTASA, licensed for the treatment of ulcerative colitis, were $21.5 million for the second quarter 2002, 13 per cent higher than the comparable period last year. PENTASA had an 18 per cent share of the oral mesalamine/obsalazine market in June 2002, consistent with June 2001.

Sales of PROAMATINE, for the treatment of postural hypotension, were $10.9 million, 3 per cent higher than second quarter 2001 sales of $10.5 million. The U.S. prescription market for PROAMATINE and FLORINEF(TM) prescriptions indicates that PROAMATINE had a 24 per cent share in June 2002, consistent with June 2001.

CARBATROL containing carbamazapine for the treatment of epilepsy, recorded sales growth of 27 per cent from sales of $9.9 million in the three months ended June 30, 2001 to $12.6 million in the three months ended June 30, 2002. This translates to 36 per cent of the U.S. extended release carbamazepine prescription market in June 2002, compared to 34 per cent in June 2001.

Royalties

Royalties increased by $1.3 million in the three months ended June 30, 2002, up 3 per cent from the three months ended June 30, 2001, to $40.5 million. The Company receives royalties from GlaxoSmithKline on the worldwide sales of 3TC (for the treatment of HIV infection / AIDS), and ZEFFIX (an oral treatment for chronic hepatitis B), with the exception of Canada where a commercialization partnership with GSK exists. The Company also receives royalties from J&J on sales of REMINYL, for the treatment of Alzheimer's Disease.

Cost of revenues

Gross margin on product sales increased from 84 per cent for the three months ended June 30, 2001 to 85 per cent for the three months ended June 30, 2002. This is a reflection of the product mix as the higher margin products, ADDERALL XR, ADDERALL and AGRYLIN, represented approximately 63 per cent of total product sales in the three months ended June 30, 2002 compared to 56 per cent in the three months ended June 30, 2001. Improved pricing in respect of the ADHD franchise has also contributed to the higher gross margin for the three months ended June 30, 2002.

Research and development

R&D expenditure increased 12 per cent to $46.8 million for the three months ended June 30, 2002 (2001: $41.8 million). R&D expenditure in second quarter 2002 represented 18 per cent of revenues compared to 20 per cent in second quarter 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses, excluding the effects of a stock option compensation charge of $0.2 million (2001: $0.2 million) and depreciation and amortization of $12.1 million (2001: $11.2 million), increased by 35 per cent to $86.1 million for the three months ended June 30, 2002 (2001: $63.7 million). This reflects the high promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 40 per cent for the second quarter 2002 (2001: 38%).

Interest income and expense

For the three months ended June 30, 2002, the Company received interest income of $4.8 million (Q2 2001: $4.5 million). Interest expense increased from $1.7 million to $1.8 million.

Income taxes

For the three months ended June 30, 2002 income taxes increased $4.5 million to $22.2 million from $17.7 million for the three months ended June 30, 2001. The Company's effective tax rate before the stock compensation charge was 27 per cent for the three months ended June 30, 2002 (Q2 2001: 25 per cent before stock compensation charge and exceptional items). The Company has recorded net deferred tax assets of $36.7 million (June 30, 2001: $32.3 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Results of operations for the six months ended June 30, 2002, as compared with those for the six months ended June 30, 2001

Overview of financial results

Total revenues for the six months ended June 30, 2002 increased by 26 per cent to $497.3 million as compared to the six months ended June 30, 2001. The Company recorded a half year net income of $116.1 million (2001: net loss $82.7 million after one time merger related expenses and restructuring charges of $177.0 million).

Sales and marketing

Product sales of $415.6 million, which represented 84 per cent of total revenues, increased by 30 per cent over half year 2001 product sales of $320.1 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide product sales, 85 per cent in the six months ended June 30, 2002 (2001: 84 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:

Product sales by segment         6 months to       6 months to
                                    June 30,          June 30,
                                        2002              2001
                                       $'000             $'000         % change

United States                        353,473           268,452              +32
International                         62,160            51,639              +20
                                ------------      ------------     ------------
Total product sales                  415,633           320,091              +30
                                ------------      ------------     ------------

Cost of revenues

Gross margin on product sales increased from 83 per cent for the six months ended June 30, 2001 to 86 per cent for the six months ended June 30, 2002. The main reason for this is that higher margin products represented a higher proportion of total sales in the current period.

Research and development

Research and development expenditure increased 21 per cent to $96.5 million for the six months ended June 30, 2002 (2001: $79.5 million). R&D expenditure in half year 2002 represented 19 per cent of revenues compared to 20 per cent in first half year 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses, excluding the effects of a stock option compensation credit of $0.2 million (2001: charge $2.4 million) and depreciation and amortization of $22.3 million (2001: $22.0 million), increased by 42 per cent to $170.4 million for the six months ended June 30, 2002 (2001:
$119.9 million). This reflects the high promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 41 per cent for the half year 2002 (2001: 37%).

Interest income and expense

For the six months ended June 30, 2002, the Company received interest income of $9.6 million (Q2 2001: $9.6 million). Interest expense decreased from $4.7 million to $3.8 million. This decrease reflects an improved debt profile resulting from the repayment of a $125 million term loan in May 2001 and the subsequent issue of the $400 million convertible notes in August 2001, which bear interest at the comparatively lower fixed rate of 2% per annum.

Income taxes

For the six months ended June 30, 2002 income taxes increased $11.3 million to $42.9 million from $31.6 million for the six months ended June 30, 2001. The Company's effective tax rate before the stock compensation credit was 27 per cent for the six months ended June 30, 2002 (2001: 25 per cent). The Company has recorded net deferred tax assets of $36.7million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

At June 30, 2002, the Company had net cash funds available as follows:

                                                  June 30,         December 31,
                                                      2002                 2001
                                                     $'000                $'000
                                            --------------       --------------
Cash and cash equivalents                          714,523              118,040
Marketable securities and other current
  asset investments                                225,890              723,911
Debt                                             (404,223)            (406,806)
                                            --------------       --------------
Net cash                                           536,190              435,145
                                            --------------       --------------

Net cash provided by operating activities for the six months ended June 30, 2002 was $117.8 million compared to $71.5 million for the six months ended June 30, 2001.

Investing activities provided $468.2 million for the six months ended June 30, 2002 (2001: $89.7 million). This was due to an inflow of $498.0 million of cash by reducing funds placed on short-term deposit, and outflows in respect of capital expenditure on long-term investments, intangible assets and fixed assets of $29.8 million.

Investing activities for the six months ended June 30, 2001 included $137.1 million from the redemption of marketable securities and reduction in cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments, intangible assets and fixed assets of $47.4 million.

Financing activities provided $1.0 million for the six months ended June 30, 2002 (2001: used $178.7 million). The $1.0 million inflow included $3.6 million received from exercises of employee stock options and $2.6 million in repayments of long-term debt.

Financing activities for the six months ended June 30, 2001 included a $23.2 million inflow from exercises of employee stock options and repayments of long-term debt totalling $201.9 million.

Capital expenditure

Capital expenditure on tangible fixed assets for the six months ended June 30, 2002 was $7.6 million, which was primarily laboratory and computer equipment purchased across the Group. Other capital expenditure related to the purchase of long-term investments ($3.1 million) and intangible assets ($19.0 million). The expenditure on intangible assets was in respect of SOLARAZE(TM), a product purchased from Skye Pharma plc and Bioglan Pharma plc (in administration) in May 2002 for the treatment of a skin condition related to excessive exposure to the sun, actinic keratosis.

Capital expenditure on tangible fixed assets for the six months ended June 30, 2001 was $6.0 million, which included $1.7 million of equipment related to the Company's new head office facility occupied from March 2001. Expenditure was offset by $1.2 million in proceeds received on the disposal of the Toronto facility. Other capital expenditure related to the purchase of long-term investments ($11.1 million) and $32.0 million for new products, including MONOCID(TM) and INDURGAN(TM) marketed by the Company's Italian and Spanish operations respectively.

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

Item 7A of the Group's Annual Report on Form 10-K for the year ended December 31, 2001 contains a detailed discussion of the Group's market risk exposure in relation to interest rate market risk and foreign exchange market risk. There have been no material changes in the Group's market risk exposure since December 31, 2001.


PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) Phentermine

Shire US Inc. (SUS) is a defendant in twelve lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of approximately 3,800 such phentermine lawsuits, but in all but the twelve cases referenced above, SUS has been dismissed as a defendant.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that liability is neither probable nor quantifiable at this stage of litigation. Legal expenses have been paid by Eon Labs Manufacturing Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

(ii) ADDERALL

On September 22, 2000, a lawsuit was filed against Shire in the United States District Court for the District of North Dakota. The suit involves an incident in 1999 in which a young North Dakota man, Ryan Ehlis, shot and killed his infant daughter and wounded himself, allegedly as a result of a psychotic reaction to ADDERALL. Mr Ehlis' physician had prescribed ADDERALL for the treatment of ADHD. Trial is set to commence in August 2002.Shire intends to vigorously defend such action.

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

On July 27, 2001, Shire received service of a complaint filed in state court in Texas that alleged that ADDERALL caused or contributed to a stroke. The plaintiff, an adult female aged 39, was prescribed ADDERALL as treatment for her ADHD. The complaint alleges that the plaintiff used ADDERALL during the period from January 1999 to September 1999. Also named as defendants are two doctors who were involved in diagnosing the plaintiff's ADHD and for prescribing ADDERALL for its treatment. Trial is set to commence in November 2002. Shire intends to vigorously defend such action.

Shire filed a Complaint against Barr Laboratories, Inc. on April 30, 2002 in the District Court of New Jersey. In the Complaint, Shire requested a preliminary and permanent injunction to prevent Barr from marketing a mixed amphetamine salt product in a trade dress similar to that of ADDERALL. Shire requested that Barr recall all such products and also asked for damages. In connection with the preliminary injunction, Barr has moved to dismiss the Complaint. A hearing on the preliminary injunction was held on June 3, 2002. The decision from the District Court is pending.

(iii) AGRYLIN

SUS has been named as a defendant in a lawsuit filed in a Texas state court involving AGRYLIN. The complaint was served on Shire on December 26, 2001. Shire's contract manufacturer for AGRYLIN, Mallinckrodt, Inc., is also a named defendant.

The complaint alleges that the Plaintiff suffered a debilitating stroke due to the fact that the Plaintiff was allegedly unable to procure this product in some fashion. Shire has filed an answer to the complaint in which it denies the allegations in the Plaintiffs original petition. Shire intends to vigorously defend such action.

(iv) Emory

Shire BioChem was involved in worldwide patent disputes with Emory University (Emory) relating to lamivudine wherein Shire BioChem opposed certain patents and patent applications of Emory and wherein Emory opposed certain patents and patent applications of Shire BioChem. Further detail regarding these disputes is provided below. In November 2001, Shire and GlaxoSmithKline (GSK) signed an agreement as to the key terms of a global settlement agreement with Emory. In May 2002 the parties finalized the Settlement Agreement. Pursuant to the Settlement Agreement, Emory has granted Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The Settlement Agreement provides for the resolution of the below noted worldwide patent disputes between the parties relating to lamivudine. The settlement involves an upfront payment to Emory by Shire of $2.5 million and a royalty payment from Shire of 0.5% on worldwide sales of lamivudine over an 11 year period commencing on January 1, 2001 and a licence under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine. The total cost to Shire in 2001 of the settlement (including upfront payment) was $7.7 million.

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

Emory had filed an appeal against the dioxolane-related decision in the European Patent Office but this appeal has been withdrawn in July 2002. This appeal was withdrawn by Emory pursuant to a Binding Material Terms Agreement executed in July 2002 by Shire BioChem , Shire, the University of Georgia Research Foundation (Georgia) and Triangle Pharmaceuticals Inc. (Triangle). Pursuant to the Agreement Shire will grant an exclusive royalty bearing license to Emory, sub licensable to Triangle, for certain dioxolane nucleoside analogs, including diamino purine dioxolane (DAPD). Emory, Georgia and Triangle will grant an exclusive royalty bearing license to Shire for certain dioxolane nucleosides, including SPD 756. The compounds the subject of these licences are in development. A low royalty will be payable by Shire upon commercialization of SPD 756. The Binding

Material Terms Agreement provides for the resolution of worldwide patent disputes relating to the licensed patents.

Emory has filed revocation actions in Australia and South Korea against Shire BioChem's granted patents covering lamivudine. Shire BioChem has aggressively defended these patents. In accordance with the Settlement Agreement, Emory has agreed to withdraw these proceedings relating to lamivudine .

On July 23, 1996, Emory filed a complaint in the U.S. alleging infringement from the commercialization of EPIVIR by Shire BioChem and GSK, Shire BioChem's exclusive licensee in the U.S., of an Emory U.S. patent granted that same day. Shire BioChem considers this patent infringement suit to be without merit and has successfully challenged the validity of Emory's patent in the below noted interference proceedings.

On May 19, 1998, the United States Patent and Trademark Office (USPTO) declared an interference between the Emory patent that is the subject of the above mentioned lawsuit and a pending patent application of Shire BioChem. The Board of Patent Appeals and Interferences issued a decision on December 21, 2000 invalidating Emory's patent. Emory had appealed the decision. Pursuant to the Settlement Agreement, the infringement suit and Emory's appeal from the interference decision were dismissed in June 2002.

Emory has obtained a granted patent application in Europe relating to oxathiolane nucleosides, including lamivudine. Shire BioChem and GSK filed an opposition to this grant. An examined patent application filed by Emory claiming lamivudine was successfully opposed by Shire BioChem in Australia and Norway. Emory has filed an appeal from the Australian decision in the Federal Court of Australia. Shire BioChem also filed an appeal from certain portions of the decision. These proceedings will be resolved in accordance with the Settlement Agreement. An examined patent application filed by Emory claiming lamivudine was opposed by Shire BioChem and GSK in South Korea and such Emory claims to lamivudine were cancelled by the South Korean Patent Office. Emory has appealed this decision. Shire BioChem is aware that Emory has filed patent applications in other countries, which Shire BioChem believes may claim similar subject matter. All such patent applications and related disputes will be subject to the Settlement Agreement.

(v) Yale

On November 23, 1999, the USPTO declared an interference between Shire's hepatitis B patent for lamivudine and a patent application filed by Yale University (Yale) claiming methods of treating hepatitis B using lamivudine. The Company believes that this application is licensed to Vion Pharmaceuticals, Inc.
(Vion), formerly known as OncoRx, Inc., a New Haven, Connecticut-based, U.S. company. On March 28, 2002, the Board of Patent Appeals and Interferences issued an order awarding priority to the Company's patent. Yale has not appealed from the Board's judgement and the Company is not aware of corresponding patent applications by Yale or Vion in countries other than the US.

On April 14, 2000, the USPTO declared a further interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in this interference and that Shire's patent will be maintained.

(vi) Other matters

In addition, the Company is involved in other claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.


ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on June 13, 2002. The following resolutions were adopted by the margins indicated:

1. Ordinary resolution to receive and consider the report of the directors' and financial statements for the year ended December 31, 2001.

       For              Against                Open           Abstentions
   245,429,708         1,802,805            2,267,661          1,747,921

2. Ordinary resolution to re-elect Dr James Henry Cavanaugh as Director.

       For              Against                Open           Abstentions
   231,781,418         2,183,014            2,272,167          15,011,496

3. Ordinary resolution to re-elect Dr Barry John Price as Director.

       For             Against                 Open           Abstentions
   246,587,213         296,039              2,270,467          2,094,376

4. Ordinary resolution to re-elect Mr Ronald Nordmann as Director.

       For             Against                 Open           Abstentions
   246,614,399         298,336              2,270,467          2,064,893

5. Ordinary resolution to re-appoint Arthur Andersen as Auditors and authorize the Directors to fix their remuneration.

       For              Against                Open           Abstentions
   226,964,936         14,545,268           2,268,767          7,469,124

6. Ordinary resolution to receive the Report of the Remuneration Committee for the financial year ended 31 December 2001.

       For              Against                Open           Abstentions
   238,243,329         7,318,020            2,270,197          3,416,549

7. Ordinary resolution to authorize the directors pursuant to Section 80 of the Companies Act 1985 to exercise all or any powers of the Company to allot relevant securities up to an aggregate nominal amount equal to 331/3 per cent of the total share capital of the Company in issue on 13 February 2002 and for a period expiring five years after the date of the passing of this resolution.

       For              Against                Open           Abstentions
   245,831,434         1,338,023            2,270,566          1,808,072

8. Special resolution to empower the Directors pursuant to Section 95 of the Companies Act 1985 and subject to the passing of the resolution detailed in point 7 above, to allot equity securities of the Company pursuant to the authority conferred by the passing of that resolution, as if section 89(1) of the Companies Act 1985 did not apply to such allotments, provided that this power shall expire five years after the date of passing the resolution and that it is limited to certain equity securities and that it is limited 5 per cent of the issued share capital at the date of the last published accounts of the Company.

       For              Against                Open           Abstentions
   246,765,968         1,691,295            2,272,950           517,882

9. Ordinary resolution to authorize the directors to amend the rules of the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan (ESPP) to allow all full and part-time employees to be eligible to participate in the ESPP with immediate effect.

       For              Against                Open           Abstentions
   228,655,295         17,344,911           2,271,267          2,976,622

10. Special resolution to generally and unconditionally authorize the directors to make market purchases of not more than 48,259,763 ordinary shares of 5p each in its share capital at not less than 5 p per share and not more than 5% above the average of the middle market quotations for the ordinary shares in the Company taken from the London Stock Exchange Daily Official List for the 5 business days immediately preceding the day on which the shares are contracted to be purchased provided that this authority shall expire at the conclusion of the next Annual General Meeting of the Company.

       For             Against                 Open           Abstentions
   247,097,682         129,214              2,270,617          1,750,582

The following Directors continued in their term of office:

Dr Francesco Bellini
Dr Bernard Canavan*
The Hon James Grant
Mr Angus Russell
Mr Rolf Stahel
Dr Wilson Totten
Mr Gerard Veilleux

* Shire regrets to announce that Dr Canavan died on August 11, 2002.

ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     During the second quarter ended June 30, 2002, the following reports on Form 8-K were filed by the Company with the Securities and Exchange
     Commission:

     Form 8-K (Item 5 - Other Events), date of earliest event reported May 3, 2002, with respect to determination of foreign private issuer status.

     Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported May 7, 2002, with respect to Notice of Annual General Meeting and Form of Proxy.

     Form 8-K (Item 5 - Other Events), date of earliest event reported May 15, 2002, with respect to press release announcement.

     Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported May 22, 2002, with respect to the published transcript of an investor presentation held in Philadelphia, Pennsylvania.

     During the period between June 30, 2002 and the filing of this form 10-Q, the following report on Form 8-K was filed by the Company with the Securities and Exchange Commission:

     Form 8-K (Item 4 - Changes in the Registrant's Certifying Accountant), on July 31, 2002 Arthur Andersen informed Shire Pharmaceuticals Group plc (the Registrant) that it would no longer be able to serve as the Registrant's independent auditors and submitted its letter of resignation. The Registrant subsequently engaged the services of Deloitte & Touche effective July 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)




Date:    August 14, 2002                    By:      /s/ Angus C Russell
                                                     ---------------------------
                                                     Angus C Russell
                                                     Group Finance Director



Date:    August 14, 2002                    By:      /s/ Rolf Stahel
                                                     ---------------------------
                                                     Rolf Stahel
                                                     Chief Executive

                                  Certification
                          Accompanying Form 10-Q Report
                       of Shire Pharmaceuticals Group plc
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b))


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that, to the best of their respective knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of Shire Pharmaceuticals Group plc ("Company") fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2002          /s/ Rolf Stahel
                                 ---------------------------------
                                 Rolf Stahel
                                 Chief Executive
                                 Shire Pharmaceuticals Group plc


Dated:  August 14, 2002          /s/ Angus C Russell
                                 ---------------------------------
                                 Angus C. Russell
                                 Group Finance Director
                                 Shire Pharmaceuticals Group plc