Form 10-Q
period 2002-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2002-11-14
CIK 936402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2002


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

                                                            Yes  X    No  ___


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

            Class                             Outstanding at October 31, 2002
Common Stock: Ordinary Shares                           501,333,970

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event that such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including but not limited to the impact of same on Shire's ADHD franchise, patents, government regulation and approval, including but not limited to the expected approval date of lanthanum carbonate (FOSRENOL(TM)), and other risks and uncertainties detailed from time to time in our filings, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                                                     (Unaudited)
                                                                                   September 30,          December 31,
                                                                                            2002                  2001
ASSETS                                                                               -----------           -----------
Current assets:
Cash and cash equivalents                                                                694,615               118,040
Marketable securities and other current asset investments                                268,665               723,911
Accounts receivable, net                                                                 171,493               193,913
Inventories, net                                                                          61,485                46,690
Deferred tax asset                                                                        24,116                19,430
Prepaid expenses and other current assets                                                 51,124                38,571
                                                                                    ------------          ------------
Total current assets                                                                   1,271,498             1,140,555

Investments                                                                               76,639                68,743
Property, plant and equipment, net                                                       127,639               113,347
Intangible assets, net                                                                   574,197               549,044
Deferred tax asset                                                                         2,726                12,874
Other assets                                                                              23,530                26,168
                                                                                    ------------          ------------
Total assets                                                                           2,076,229             1,910,731
                                                                                    ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                        946                 4,325
Accounts and notes payable                                                               160,744               167,152
Unearned income                                                                                -                17,409
Other current liabilities                                                                  9,511                42,730
                                                                                    ------------          ------------
Total current liabilities                                                                171,201               231,616
Long-term debt, excluding current instalments                                            407,922               402,481
Other long-term liabilities                                                               11,803                13,645
                                                                                    ------------          ------------
Total liabilities                                                                        590,926               647,742
                                                                                    ------------          ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; and
483,688,065 shares issued and outstanding (2001: 481,817,487)                             39,980                39,861
Exchangeable shares: 5,876,415 shares issued and outstanding (2001:
5,978,902)                                                                               272,618               277,386
Additional paid-in capital                                                             1,025,899             1,014,796
Accumulated other comprehensive losses                                                  (56,843)              (93,009)
Accumulated surplus                                                                      203,649                23,955
                                                                                    ------------          ------------
Total shareholders' equity                                                             1,485,303             1,262,989
                                                                                    ------------          ------------
Total liabilities and shareholders' equity                                             2,076,229             1,910,731
                                                                                    ------------          ------------
The accompanying notes are an integral part of these financial statements.



                         SHIRE PHARMACEUTICALS GROUP PLC
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)


                                                        3 months to      3 months to           9 months          9 months
                                                      September 30,    September 30,                 to                to
                                                               2002             2001      September 30,     September 30,
                                                                                                   2002              2001
                                                       ------------     ------------       ------------      ------------
Product sales                                               212,041          177,275            627,674           497,366
Licensing and development                                       726              943              2,331             4,229
Royalties                                                    43,485           37,810            123,573           109,873
Other revenues                                                    5              784                 10             1,530
                                                       ------------     ------------       ------------      ------------
Total revenues                                              256,257          216,812            753,588           612,998

Costs and expenses:
Cost of revenues                                             33,337           27,037             91,022            82,081
Research and development                                     42,026           41,327            138,557           120,838
Selling, general and administrative (inclusive
of stock option compensation (credit)/charge of
($16,000), $51,000, ($166,000) and $2,403,000
respectively)                                                97,037           71,963            289,587           216,290
Asset impairments and restructuring charges                       -                -                  -            85,447
Merger transaction expenses                                       -                -                  -            83,470
Losses on dispositions of assets                                 37            2,028                153            10,126
                                                       ------------     ------------       ------------      ------------
Total operating expenses                                    172,437          142,355            519,319           598,252
                                                       ------------     ------------       ------------      ------------
Operating income                                             83,820           74,457            234,269            14,746

Interest income                                               5,142            4,640             14,693            14,251
Interest expense                                            (2,280)            (989)            (6,053)           (5,671)
Other income/(expense), net                                     904            (182)              3,734             3,497
                                                       ------------     ------------       ------------      ------------
Total other income, net                                       3,766            3,469             12,374            12,077
                                                        -----------      -----------        -----------       -----------
Income before income taxes                                   87,586           77,926            246,643            26,823

Income taxes                                               (24,001)         (19,815)           (66,949)          (51,439)
                                                       ------------     ------------       ------------      ------------
Net income/(loss)                                            63,585           58,111            179,694          (24,616)
                                                       ------------     ------------       ------------      ------------

Net income/(loss) per common share:
Basic                                                         12.7c            11.8c              35.9c            (5.0)c
Diluted                                                       12.4c            11.4c              35.1c            (5.0)c

Weighted average number of shares:
Basic                                                   501,026,581      493,790,267        500,394,452       490,750,414
Diluted                                                 524,130,078      503,914,740        524,058,558       490,750,414



                         SHIRE PHARMACEUTICALS GROUP PLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)
9 months to September 30,                                                                           2002            2001
                                                                                         ---------------  ---------------
Cash flows from operating activities:
Net income/(loss)                                                                                179,694        (24,616)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization                                                                     34,860          33,753
Stock option compensation                                                                          (166)           2,403
Tax benefit of stock option compensation charged directly to equity                                  687           3,307
Non cash exchange gains and losses                                                                 2,935        (15,167)
Write-down of long-term investments                                                                5,500          24,937
Write-down of intangible assets                                                                        -          20,890
Write-down of net assets of business transferred under contractual arrangements
                                                                                                       -          30,811
Loss on sale of fixed assets                                                                         153           8,112
Loss on sale of intangible assets                                                                      -           2,014
Changes in assets and liabilities:
Decrease in accounts receivable                                                                   25,032           1,551
Increase in inventory                                                                           (15,706)           (420)
Decrease in deferred tax asset                                                                     5,462          10,137
Increase in prepayments and other current asset investments                                      (9,546)        (13,004)
Decrease in other assets                                                                           2,638           8,500
(Decrease)/increase in accounts and notes payable                                               (15,374)          44,699
Decrease in unearned income                                                                     (17,409)               -
Decrease in other current liabilities                                                           (28,116)        (17,577)
Decrease in other long-term liabilities                                                          (1,841)         (3,008)
                                                                                         ---------------  ---------------
Net cash provided by operating activities                                                        168,803         117,322
                                                                                         ---------------  ---------------
Cash flows from investing activities:
Investment in marketable securities, net                                                               -        (18,450)
Decrease in short-term deposits                                                                  455,114         127,911
Purchase of long-term investments                                                                (6,921)        (13,216)
Purchase of subsidiary undertakings                                                             (17,000)               -
Purchase of intangible assets                                                                   (19,227)        (33,519)
Purchase of fixed assets                                                                        (11,613)         (6,305)
Proceeds from sale of intangible assets                                                                -           4,556
Proceeds from sale of fixed assets                                                                     -           7,043
                                                                                         ---------------  ---------------
Net cash provided by investing activities                                                        400,353          68,020
                                                                                         ---------------  ---------------
Cash flows from financing activities:
Proceeds from issue of long-term debt                                                                  -         391,000
Payments on long-term debt and notes                                                             (2,728)       (206,990)
Proceeds from issue of common stock, net of expenses                                                   -           1,526
Proceeds from exercise of options                                                                  4,455          50,514
                                                                                         ---------------  --------------
Net cash provided by financing activities                                                          1,727         236,050
                                                                                         ---------------  --------------
Effect of foreign exchange rate changes on cash and cash equivalents                               5,692             340
                                                                                         ---------------  --------------
Net increase in cash and cash equivalents                                                        576,575         421,732
Cash and cash equivalents at beginning of period                                                 118,040          93,266
                                                                                         ---------------  --------------
Cash and cash equivalents at end of period                                                       694,615         514,998
                                                                                         ---------------  --------------


              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                     3 months to       3 months to       9 months to       9 months to
                                                   September 30,     September 30,     September 30,     September 30,
                                                            2002              2001              2002              2001
                                                    ------------      ------------      ------------      ------------
Net income/(loss)                                         63,585            58,111           179,694          (24,616)
Foreign currency translation adjustments                 (1,513)            13,424            36,166          (16,139)
Unrealized holding losses on non-current
investments                                                    -             (312)                 -             (508)
                                                    ------------      ------------      ------------      ------------
Comprehensive income/(loss)                               62,072            71,223           215,860          (41,263)
                                                    ------------      ------------      ------------      ------------

There are no tax effects related to the items included above.


                         SHIRE PHARMACEUTICALS GROUP PLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc (Shire), and subsidiaries (collectively, the Company) is an international specialty pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, gastro intestinal, oncology and anti-infectives. The Company's strategy is further supported by three technology platforms, lead optimization for small molecules, drug delivery and biologics.

Shire has sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is operated and managed within three individual operating segments: U.S., International and global research and development. Within these segments, revenues are derived primarily from three sources: sales of products by Shire's own sales and marketing operations, royalties and licensing and development fees.

The Company is referred to as "specialty" because its principal products tend to be prescribed by specialists as opposed to primary care physicians. The Company's main approach is to start projects in-house through research and advanced drug delivery or to in-license projects, and then to develop them and launch them using its sales and marketing capability in the key world pharmaceutical markets. To complete its geographic coverage, Shire intends to build a presence in Japan in the mid-term. The Company seeks to protect the intellectual property upon which it relies through a range of patents and patent applications (both its own and those of its licensors).

The Company's principal products include:

     o in the U.S., ADDERALL XR(TM) and ADDERALL(TM) for the treatment of Attention Deficit Hyperactivity Disorder (ADHD); AGRYLIN(TM) for the treatment of elevated blood platelets; PENTASA(TM) for the treatment of ulcerative colitis; CARBATROL(TM) for the treatment of epilepsy; and PROAMATINE(TM) for the treatment of postural hypotension. In addition, the Company receives royalties on sales of REMINYL* for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR**, COMBIVIR** and TRIZIVIR** for the treatment of HIV/AIDS and EPIVIR-HBV** for the treatment of hepatitis B, each marketed by GlaxoSmithKline (G-SK);

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

In addition, the Company has a number of products in late stage development including FOSRENOL(TM) for the treatment of high blood phosphate levels associated with kidney failure and TROXATYL(TM) for the treatment of leukemia and pancreatic cancer. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the U.S. FDA on April 30, 2002.

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

b) Basis of Presentation

These interim financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

The December 31, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2001.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no significant impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections. The principal change is that gains or losses from extinguishment of debt which are classified as extraordinary items by SFAS No. 4 will no longer be classified as such. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS No. 4 is encouraged. The Company plans to adopt SFAS 145 for its fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will need to be reclassified.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do no expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

2. Inventory

                                  September 30,            December 31,
                                           2002                    2001
                                          $'000                   $'000
                                 --------------          --------------
Finished goods                           31,273                  19,880
Work-in-process                          21,551                  18,262
Raw materials                             8,661                   8,548
                                 --------------          --------------
                                         61,485                  46,690
                                 --------------          --------------

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


Three months ended September 30, 2002                           U.S.   International              R&D           Total
                                                               $'000           $'000            $'000           $'000
                                                          ----------      ----------       ----------      ----------
Product sales                                                173,532          38,509                -         212,041
Licensing and development                                        726               -                -             726
Royalties                                                          -          43,485                -          43,485
Other revenues                                                     -               5                -               5
                                                          ----------      ----------       ----------      ----------
Total revenues                                               174,258          81,999                -         256,257
                                                          ----------      ----------       ----------      ----------

Cost of revenues                                              13,103          20,234                -          33,337
Research and development                                           -               -           42,026          42,026
Selling, general and administrative                           47,353          37,136                -          84,489
Depreciation and amortization                                  7,548           5,000                -          12,548
Loss on dispositions of assets                                    37               -                -              37
                                                          ----------      ----------       ----------      ----------
Total operating expenses                                      68,041          62,370           42,026         172,437
                                                          ----------      ----------       ----------      ----------
Operating income/(loss)                                      106,217          19,629         (42,026)          83,820
                                                          ----------      ----------       ----------      ----------

Three months ended September 30, 2001                           U.S.   International              R&D           Total
                                                               $'000           $'000            $'000           $'000
                                                          ----------      ----------       ----------      ----------
Product sales                                                149,853          27,422                -         177,275
Licensing and development                                        943               -                -             943
Royalties                                                         44          37,766                -          37,810
Other revenues                                                     -             784                -             784
                                                          ----------      ----------       ----------      ----------
Total revenues                                               150,840          65,972                -         216,812
                                                          ----------      ----------       ----------      ----------

Cost of revenues                                              13,264          13,773                -          27,037
Research and development                                           -               -           41,327          41,327
Selling, general and administrative                           34,968          25,269                -          60,237
Depreciation and amortization                                  3,000           8,726                -          11,726
Losses on dispositions of assets                               2,014              14                -           2,028
                                                          ----------      ----------       ----------      ----------
Total operating expenses                                      53,246          47,782           41,327         142,355
                                                          ----------      ----------       ----------      ----------
Operating income/(loss)                                       97,594          18,190         (41,327)          74,457
                                                          ----------      ----------       ----------      ----------

Intra-segment group income earned and eliminated from the above table was $23.2 for the three months ended September 30, 2002 (2001: $12.0 million). The R&D segment received revenue of $17.9 million from the US segment (2001: $9.3 million), and the US segment received revenue of $5.3 million from the International segment (2001: $2.7 million).



Nine months ended September 30, 2002                           U.S.     International              R&D             Total
                                                              $'000             $'000            $'000             $'000
                                                         ----------        ----------       ----------        ----------
Product sales                                               527,005           100,669                -           627,674
Licensing and development                                     1,929               402                -             2,331
Royalties                                                       221           123,352                -           123,573
Other revenues                                                    -                10                -                10
                                                         ----------        ----------       ----------        ----------
Total revenues                                              529,155           224,433                -           753,588
                                                         ----------        ----------       ----------        ----------

Cost of revenues                                             46,044            44,978                -            91,022
Research and development                                          -                 -          138,557           138,557
Selling, general and administrative                         161,096            93,631                -           254,727
Depreciation and amortization                                21,027            13,833                -            34,860
Loss on dispositions of assets                                  153                 -                -               153
                                                         ----------        ----------       ----------        ----------
Total operating expenses                                    228,320           152,442          138,557           519,319
                                                         ----------        ----------       ----------        ----------
Operating income/(loss)                                     300,835            71,991        (138,557)           234,269
                                                         ----------        ----------       ----------        ----------

Nine months ended September 30, 2001                           U.S.     International              R&D             Total
                                                              $'000             $'000            $'000             $'000
                                                         ----------        ----------       ----------        ----------
Product sales                                               418,305            79,061                -           497,366
Licensing and development                                     3,272               957                -             4,229
Royalties                                                       224           109,649                -           109,873
Other revenues                                                    -             1,530                -             1,530
                                                         ----------        ----------       ----------        ----------
Total revenues                                              421,801           191,197                -           612,998
                                                         ----------        ----------       ----------        ----------

Cost of revenues                                             48,756            33,325                -            82,081
Research and development                                          -                 -          120,838           120,838
Selling, general and administrative                         116,951            65,586                -           182,537
Depreciation and amortization                                12,870            20,883                -            33,753
Asset impairments and restructuring charges
                                                                  -            85,447                -            85,447
Merger transaction expenses                                       -            83,470                -            83,470
Losses on dispositions of assets                              2,014             8,112                -            10,126
                                                         ----------        ----------       ----------        ----------
Total operating expenses                                    180,591           296,823          120,838           598,252
                                                         ----------        ----------       ----------        ----------
Operating income/(loss)                                     241,210         (105,626)        (120,838)            14,746
                                                         ----------        ----------       ----------        ----------

Intra-segment group income earned and eliminated from the above table was $49.5 million for the nine months ended September 30, 2002 (2001: $41.7 million). The R&D segment received revenue of $36.2 million from the US segment (2001: $29.3 million), and the US segment received revenue of $13.3 million from the International segment (2001: $12.4 million).

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

The following table sets forth the computation of basic and diluted net income/(loss) per share:


                                                           3 months to       3 months to      9 months to      9 months to
                                                         September 30,     September 30,    September 30,    September 30,
                                                                  2002              2001             2002             2001
                                                                 $'000             $'000            $'000            $'000
                                                      ----------------  ----------------  ---------------- ----------------
Numerator for basic net income/(loss) per share                 63,585            58,111          179,694         (24,616)
Interest charged on convertible debt, net of tax                 1,380                22            4,188                -
                                                      ----------------  ----------------  ---------------- ----------------
Numerator for diluted net income/(loss) per share               64,965            58,133          183,882         (24,616)
                                                      ----------------  ----------------  ---------------- ----------------


Weighted average number of shares:                       No. of shares     No. of shares    No. of shares    No. of shares
                                                      ----------------  ----------------  ---------------- ----------------
Basic  - weighted average number of shares
                                                           501,026,581       493,790,267      500,394,452      490,750,414
Effect of dilutive stock options                             1,993,136         9,543,434        2,553,745                -
Warrants                                                     1,263,184           298,595        1,263,184                -
Convertible debt                                            19,847,177           282,444       19,847,177                -
                                                      ----------------  ----------------  ---------------- ----------------
Diluted - weighted average number of shares                524,130,078       503,914,740      524,058,558      490,750,414
                                                      ----------------  ----------------  ---------------- ----------------
Basic net income/(loss) per share                                12.7c             11.8c            35.9c           (5.0c)
                                                      ----------------  ----------------  ---------------- ----------------
Diluted net income/(loss) per share                              12.4c             11.4c            35.1c           (5.0c)
                                                      ----------------  ----------------  ---------------- ----------------


The calculation of weighted average number of shares for the nine months ended September 30, 2001 does not include share options, warrants or convertible debt because their inclusion in a loss making period would be anti-dilutive.

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

a) Goodwill

A reconciliation table for the results for the three and nine months ended September 30, 2001 is provided to exclude the effect of goodwill amortization in accordance with transitional disclosures relating to SFAS 142. Results for the three and nine months ended September 30, 2002 have been prepared in accordance with SFAS 142.

A transitional assessment of goodwill impairment as of January 1, 2002 has been completed. The Company has concluded that the fair value of its individual reporting units exceeds the carrying value of the net assets including goodwill, and hence no adjusting entry is necessary.


                                                           3 months to       3 months to      9 months to      9 months to
                                                         September 30,     September 30,    September 30,    September 30,
                                                                  2002              2001             2002             2001
                                                                 $'000             $'000            $'000            $'000
                                                      ----------------  ----------------  ---------------- ----------------
Reported net income/(loss)                                      63,585            58,111          179,694         (24,616)
Add back: Goodwill amortization                                      -             2,704                -            8,054
                                                      ----------------  ----------------  ---------------- ----------------
Adjusted net income/(loss)                                      63,585            60,815          179,694         (16,562)
Interest charged on convertible debt, net of tax                 1,380                22            4,188                -
                                                      ----------------  ----------------  ---------------- ----------------
Numerator for diluted net income/(loss) per share               64,965            60,837          183,882         (16,562)
                                                      ----------------  ----------------  ---------------- ----------------

Weighted average number of shares:                       No. of shares     No. of shares    No. of shares    No. of shares
                                                      ----------------  ----------------  ---------------- ----------------
Basic                                                      501,026,581       493,790,267      500,394,452      490,750,414
Diluted                                                    524,130,078       503,914,740      524,058,558      490,750,414

Basic earnings per share:
Reported net income/(loss)                                       12.7c             11.8c            35.9c           (5.0c)
Goodwill amortization (net of tax effect)                            -              0.5c                -             1.6c
                                                      ----------------  ----------------  ---------------- ----------------
Adjusted net income/(loss)                                       12.7c             12.3c            35.9c           (3.4c)
                                                      ----------------  ----------------  ---------------- ----------------
Diluted earnings per share:
Reported net income/(loss)                                       12.4c             11.4c            35.1c           (5.0c)
Goodwill amortization (net of tax effect)                            -              0.7c                -             1.6c
                                                      ----------------  ----------------  ---------------- ----------------
Adjusted net income/(loss)                                       12.4c             12.1c            35.1c           (3.4c)
                                                      ----------------  ----------------  ---------------- ----------------


The calculation of the diluted weighted average number of shares for the nine months ended September 30, 2001 excludes the effects of share options, warrants and convertible debt because their inclusion in a loss making period would be anti-dilutive.

There is no tax effect related to the inclusion of goodwill amortization in the earnings calculation disclosed above.

b) Intangible fixed assets

                                           September 30,       September 30,
                                                    2002                2001
                                                   $'000               $'000
                                            ------------        ------------
Intellectual property rights acquired            484,947             469,745
Less: Accumulated amortization                 (109,164)            (88,148)
                                            ------------        ------------
                                                 375,783             381,597
                                            ------------        ------------

The useful economic lives of all intangible assets have been reassessed in accordance with SFAS No. 142.

Management estimates that the annual amortization charge in respect of intangible fixed assets held at September 30, 2002 will be approximately $35 million for each of the five years to September 30, 2007. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

6. Consolidated statement of changes in shareholders' equity


                                                                                              Accumu-
                                                           Exchan-                             lated
                                   Common      Exchan-     geable                              other       Total
                       Common      Stock       geable      shares    Additional    Accumu-    compre-    sharehold-
                       Stock         No.       shares        No.      paid-in      lated      hensive       ers'
                       Amount      Shares      Amount      shares     capital      surplus    losses      equity
                       $'000        000's      $'000        000's      $'000        $'000      $'000      $'000
                     ----------- ----------- ----------------------------------------------------------------------
As at January 1,
2002                     39,861     481,817     277,386      5,979     1,014,796     23,955   (93,009)     1,262,989
Net income                    -           -           -          -             -    179,694          -       179,694
Foreign currency
translation                   -           -           -          -             -          -     36,166        36,166
Exchange of
exchangeable shares           -         308     (4,768)      (103)         4,768          -          -             -
Conversion of loan
note                         22         268           -          -         1,456          -          -         1,478
Options exercised            97       1,295           -          -         4,358          -          -         4,455
Stock option
compensation                  -           -           -          -         (166)          -          -         (166)
Tax benefit
associated with
exercise of stock
options                       -           -           -          -           687          -          -           687
                     ----------- ----------- -----------------------------------------------------------------------
As at September
30, 2002                 39,980     483,688     272,618      5,876     1,025,899    203,649   (56,843)     1,485,303
                     ----------- ----------- ----------------------------------------------------------------------


Each exchangeable share is exchangeable into 3 common shares or one ADS.

7. Contingent liabilities

(i) Commitments

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $37.9 million (December 31, 2001: $37.7 million). As at September 30, 2002 an amount of $26.3 million (December 31, 2001: $20.1 million) has been subscribed.

(ii) FLUVIRAL

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

(iii) Other matters

In addition, the Company is involved in claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended September 30, 2002, as compared with those for the three months ended September 30, 2001

Overview of financial results

Total revenues for the three months ended September 30, 2002 increased by 18 per cent to $256.3 million as compared to the three months ended September 30, 2001. The Company recorded a third quarter net income of $63.6 million (2001: $58.1 million).

Sales and marketing

Product sales of $212.0 million, which represented 83 per cent of total revenues for the third quarter 2002, increased by 20 per cent over third quarter 2001 product sales of $177.3 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide product sales, 82 per cent in the three months ended September 30, 2002 (2001: 85 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:


Product sales by segment                3 months to               3 months to
                                 September 30, 2002        September 30, 2001
                                              $'000                     $'000         % change

United States                               173,532                   149,853              +16
International                                38,509                    27,422              +40
                                       ------------              ------------     ------------
Total product sales                         212,041                   177,275              +20
                                       ------------              ------------     ------------



Third quarter combined sales of ADDERALL XR and ADDERALL, marketed in the U.S. for the treatment of Attention Deficit Hyperactivity Disorder (ADHD), were $96.1 million, representing an increase of 11% in ADDERALL franchise sales over the comparative period in 2001. ADDERALL XR and ADDERALL had a 27 per cent share of a strongly growing prescription market for ADHD in the U.S. in September 2002 compared to a 32 per cent in September 2001. The prescription market was 17 per cent larger in Q3 2002 compared to the equivalent period in 2001.

ADDERALL XR recorded sales of $78.0 million in Q3 2002 and had a prescription market share of 21 per cent in September 2002, up from 17 per cent in June 2002 (ADDERALL XR was not yet launched in Q3 2001). Sales for the quarter included $2 million in respect of the launch and wholesaler stocking of a new 5mg dose. As anticipated, sales of ADDERALL XR reflect both the growth in scrip market share but also increases in wholesaler and retail pipeline levels to support the growing business. This impact was estimated to be minor in Q3 2002.

In September 2002, ADDERALL had a market share of 6 per cent (September 2001: 32 per cent). The decrease in ADDERALL sales during the third quarter reflects Shire's continued success in switching patients from ADDERALL to the once a day treatment (ADDERALL XR), the impact of generic competition throughout the quarter and further de-stocking of ADDERALL by wholesalers.

Sales of AGRYLIN, for the treatment of thrombocythaemia, were $28.7 million, a 45 per cent increase on Q3 2001 sales of $19.8 million. Sales growth in markets outside the U.S. grew from $3.9 million to $7.5 million. In the US, market sales growth of 34 per cent exceeded the scrip growth of 23 per cent during the quarter, due to a price increase in January 2002, and a lower Q3 2001 comparative quarter caused by some wholesaler de-stocking following an earlier price increase. Shire achieved 27 per cent of the total US AGRYLIN, Hydrea and generic hydroxyurea prescription market in September 2002, compared to 24 per cent for the month of September 2001.

Sales of PENTASA, licensed for the treatment of ulcerative colitis, were $21.6 million for the third quarter 2002, 8 per cent higher than the comparable period last year. Sales growth was marginally above prescription growth due to a price increase earlier in the year. PENTASA had an 18 per cent share of the oral mesalamine/obsalazine market in September 2002, consistent with September 2001.

Sales of PROAMATINE, for the treatment of postural hypotension, were $14.4 million, 62 per cent higher than third quarter 2001 sales of $8.9 million. Sales growth significantly exceeded scrip growth of 16 per cent due to price increases in January and May 2002, the launch and subsequent stocking of a new 10mg strength during the quarter, and a low sales base in the third quarter 2001, which resulted from wholesaler de-stocking. The U.S. prescription market for PROAMATINE and FLORINEF(TM) prescriptions indicates that PROAMATINE had a 25 per cent share in September 2002, consistent with September 2001.

Sales of CARBATROL, containing carbamazepine for the treatment of epilepsy, were $10.9 million, 38 per cent higher than Q3 2001 sales of $7.9 million. Sales growth was 33 per cent above scrip growth due to partial re-stocking of wholesaler pipelines following an easing of supply constraints which have limited the underlying scrip growth. CARBATROL held 36 per cent of the US extended release carbamazepine prescription market in September 2002, compared to 35 per cent in September 2001.


Licensing

Licensing and development fees in respect of Shire Laboratories Inc (SLI) drug delivery contracts were $0.7 million, a decrease of $0.2 million compared to the three months ended September 30, 2001, resulting from the phasing of receipts from third parties.


Royalties

Royalties increased by $5.7 million in the three months ended September 30, 2002, up 15 per cent from the three months ended September 30, 2001, to $43.5 million.

The Company receives royalties from GlaxoSmithKline on the worldwide sales of 3TC (for the treatment of HIV infection / AIDS), and ZEFFIX (an oral treatment for chronic hepatitis B), with the exception of Canada where a commercialization partnership with GSK exists.

In December 2001, Shire and GSK agreed a legal settlement with Emory University relating to worldwide patent disputes. Under the terms of this settlement Shire pays a royalty on sales of 3TC and ZEFFIX to Emory University. The 3TC and ZEFFIX royalties are impacted by this in the third quarter 2002 but not in the comparative quarter of 2001.

3TC royalties for the three months ended September 30, 2002 were $32.5 million, an increase of 3% over the three months ended September 30, 2001. The underlying sales growth rate, expressed at constant exchange rates was 6%. The variance in royalty growth versus sales growth is due to the Emory settlement and currency movements.

ZEFFIX royalties were $5.5 million in the third quarter 2002, an increase of 17% over third quarter 2001. The underlying sales growth rate expressed at constant exchange rates was 19%. The variance in royalty growth versus sales growth is due to the Emory settlement and currency movements.

The Company also receives royalties from J&J on sales of REMINYL, for the treatment of Alzheimer's Disease.

Cost of revenues

Gross margin on product sales decreased slightly from 85 per cent for the three months ended September 30, 2001 to 84 per cent for the three months ended September 30, 2002, due to a slight change in sales mix.

Research and development

R&D expenditure increased 2 per cent to $42.0 million for the three months ended September 30, 2002 (2001: $41.3 million). R&D expenditure in third quarter 2002 represented 16 per cent of revenues compared to 19 per cent in third quarter 2001. The low relative spend in the quarter is related to phasing of various projects, including the completion of certain trials for FOSRENOL, and the discontinuation of Dirame.

Selling, general and administrative expenses

Selling, general and administrative expenses, excluding the effects of a stock option compensation credit of $0.01 million (2001: charge $0.05 million) and depreciation and amortization of $12.5 million (2001: $11.7 million), increased by 40 per cent to $84.5 million for the three months ended September 30, 2002 (2001: $60.2 million). This increase reflects mainly the sustained high level of promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 40 per cent for the third quarter 2002 (2001: 34 per cent).

Interest income and expense

For the three months ended September 30, 2002, the Company received interest income of $5.1 million (Q3 2001: $4.6 million). Interest expense increased from $1.0 million to $2.3 million; primarily because the Q3 2002 expense reflects a full quarter of interest incurred in respect of the $400 million convertible notes issued in August 2001.

Other income (net)

Other income (net) was $0.9 million compared to a $0.2 million expense in the third quarter of 2001. The prior year quarter was impacted by a $1.8 million mark to market loss on a fully funded Supplemental Executive Retirement Plan
(SERP), reflecting changes in US stock market conditions.

Income taxes

For the three months ended September 30, 2002 income taxes increased $4.2 million to $24.0 million from $19.8 million for the three months ended September 30, 2001. The Company's effective tax rate before the stock compensation charge was 27 per cent for the three months ended September 30, 2002 (Q3 2001: 25 per cent before stock compensation charge and exceptional items). The Company has recorded net deferred tax assets of $26.8 million (September 30, 2001: $23.4 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Results of operations for the nine months ended September 30, 2002, as compared with those for the nine months ended September 30, 2001

Overview of financial results

Total revenues for the nine months ended September 30, 2002 increased by 23 per cent to $753.6 million as compared to the nine months ended September 30, 2001. The Company recorded a year-to-date net income of $179.7 million (2001: net loss of $24.6 million after one time merger related expenses and restructuring charges of $177.0 million).

Sales and marketing

Product sales for the nine months ended September 30, 2002 of $627.7 million, which represented 83 per cent of total revenues, increased by 26 per cent over the nine months ended September 30, 2001 product sales of $497.4 million. Product sales in the U.S. continue to represent a significant percentage of our worldwide product sales, 84 per cent in the nine months ended September 30, 2002 (2001: 84 per cent).

The Company manages and controls the sales and marketing operations on geographic lines. The following table presents the Company's net product sales by individual operating segment:

Product sales by segment          9 months to        9 months to
                                September 30,      September 30,
                                         2002               2001
                                        $'000              $'000        % change

United States                         527,005            418,305             +26
International                         100,669             79,061             +27
                                 ------------       ------------    ------------
Total product sales                   627,674            497,366             +26
                                 ------------       ------------    ------------

Cost of revenues

Gross margin on product sales increased from 83 per cent for the nine months ended September 30, 2001 to 85 per cent for the nine months ended September 30, 2002. The main reason for this is that higher margin products represented a higher proportion of total sales.

Research and development

Research and development expenditure increased 15 per cent to $138.6 million for the nine months ended September 30, 2002 (2001: $120.8 million). R&D expenditure in the nine months ended September 30, 2002 represented 18 per cent of revenues compared to 20 per cent for the nine months ended September 30, 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses, excluding the effects of a stock option compensation credit of $0.2 million (2001: charge $2.4 million) and depreciation and amortization of $34.9 million (2001: $33.8 million), increased by 40 per cent to $254.7 million for the nine months ended September 30, 2002 (2001: $180.1 million). This primarily reflects the high promotional spend associated with the ADDERALL XR launch. As a percentage of product sales, selling, general and administrative costs represented 41 per cent for the nine months ended September 30, 2002 (2001: 36%).

Interest income and expense

For the nine months ended September 30, 2002, the Company received interest income of $14.7 million (2001: $14.3 million). Interest expense increased from $5.7 million to $6.1 million. This increase reflects a full year-to-date charge of interest in respect of the $400 million convertible notes issued in August 2001, which bear interest at a fixed rate of 2% per annum. Conversion to equity of the $1.5 million Arenol loan note was effected in July 2002.

Income taxes

For the nine months ended September 30, 2002 income taxes increased $15.5 million to $66.9 million from $51.4 million for the nine months ended September 30, 2001. The Company's effective tax rate before the stock compensation credit was 27 per cent for the nine months ended September 30, 2002 (2001: 25 per cent). The Company has recorded net deferred tax assets of $26.8 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

At September 30, 2002, the Company had net cash funds available as follows:

                                              September 30,         December 31,
                                                       2002                 2001
                                                      $'000                $'000
                                             --------------       --------------
Cash and cash equivalents                           694,615              118,040
Marketable securities and other current
  asset investments                                 268,665              723,911
Debt                                              (408,868)            (406,806)
                                             --------------       --------------
Net cash                                            554,412              435,145
                                             --------------       --------------

Net cash provided by operating activities for the nine months ended September 30, 2002 was $168.8 million compared to $117.3 million for the nine months ended September 30, 2001.

Investing activities provided $400.4 million for the nine months ended September 30, 2002 (2001: $68.0 million). This was due to an inflow of $455.1 million of cash by reducing funds placed on short-term deposit, and outflows in respect of capital expenditure on long-term investments, intangible assets and fixed assets of $54.8 million.

Investing activities for the nine months ended September 30, 2001 included $109.5 million from the investment in marketable securities and reduction of cash placed on short-term deposit, a $53.0 million outflow in respect of capital expenditure on long-term investments, intangible assets and fixed assets and proceeds from sales of intangible fixed assets of $11.6 million.

Financing activities provided $1.7 million for the nine months ended September 30, 2002 (2001: $236.1 million). The net inflow included $4.4 million received from exercises of employee stock options and $2.7 million in repayments of long-term debt.

Financing activities for the nine months ended September 30, 2001 included a $50.5 million inflow from exercises of employee stock options and $391.0 million received from the issue of convertible notes, and repayments of long-term debt totalling $207.0 million. The repayments were primarily in respect of a $125.0 million term loan owing to Credit Suisse First Boston and $76.9 million repaid to Glaxo SmithKline. In part, cash funds released from short-term investments, as noted above, were used to settle the long-term debts outstanding.

Capital expenditure

Capital expenditure on tangible fixed assets for the nine months ended September 30, 2002 was $11.6 million, which primarily comprised laboratory and computer equipment purchased across the Group.

Other capital expenditure related to the purchase of long-term investments ($6.9 million) and intangible assets ($19.2 million). The expenditure on intangible assets was in respect of SOLARAZE(TM), a product purchased from Skye Pharma plc and Bioglan Pharma plc (in administration) in May 2002 for the treatment of a skin condition related to excessive exposure to the sun, actinic keratosis.

The Company acquired U.S. manufacturer Atlantic Pharmaceutical Services Inc for $17.0 million in September 2002, to provide in house manufacturing capabilities to support current and future activities, including the production of ADDERALL XR, CARBATROL and PENTASA.

Capital expenditure on tangible fixed assets for the nine months ended September 30, 2001 was $6.3 million, which included $1.7 million of equipment related to the Company's new head office facility occupied from March 2001. Expenditure was offset by $7.0 million in proceeds received on the disposal of the Toronto facility. Other capital expenditure related to the purchase of long-term investments ($13.2 million) and $33.5 million for new products, including MONOCID(TM) and INDURGAN(TM) marketed by the Company's Italian and Spanish operations respectively.


ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

Item 7A of the Group's Annual Report on Form 10-K for the year ended December 31, 2001 contains a detailed discussion of the Group's market risk exposure in relation to interest rate market risk and foreign exchange market risk. There have been no material changes in the Group's market risk exposure since December 31, 2001.


ITEM 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Shires' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) General

The risk of product liability claims, product recalls, litigation and associated adverse publicity is inherent in the testing, manufacturing, marketing and selling of pharmaceutical products. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against us could require us to pay a substantial monetary reward. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defence of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although we carry product liability insurance, this coverage may not be adequate. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products.


(ii) Phentermine

Shire US Inc. (SUS) is a defendant in fifteen lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of approximately 3,800 such phentermine lawsuits, but in all but the fifteen cases referenced above, SUS has been dismissed as a defendant.

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

(iii) ADDERALL

Shire filed a Complaint against Barr Laboratories, Inc. on April 30, 2002 in the District Court of New Jersey. In the Complaint, Shire requested a preliminary and permanent injunction to prevent Barr from marketing a mixed amphetamine salt product in a trade dress similar to that of ADDERALL. Shire requested that Barr recall all such products and also asked for damages. An order denying the preliminary injunction was issued on August 26, 2002. Shire filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on September 16, 2002 appealing the denial of Shire's motion for a preliminary injunction.

(iv) Emory

Shire BioChem was involved in worldwide patent disputes with Emory University (Emory) relating to lamivudine wherein Shire BioChem opposed certain patents and patent applications of Emory and wherein Emory opposed certain patents and patent applications of Shire BioChem. Pursuant to a global Settlement Agreement, finalized in May 2002, Emory has granted Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The Settlement Agreement provides for the resolution of all worldwide patent disputes between the parties relating to lamivudine and FTC, including pending opposition and revocation proceedings in Europe, South Korea and Australia. The settlement involves a small royalty payment on worldwide sales of lamivudine and a license under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine.

Shire BioChem was also involved in worldwide patent disputes with Emory and the University of Georgia Research Foundation (Georgia) relating to certain dioxolane nucleoside analogs wherein Shire BioChem opposed certain patents and patent applications of Emory and Georgia and wherein Emory opposed a European patent of Shire BioChem. Pursuant to global Settlement and License Agreements finalized in August 2002 by Shire BioChem, Shire Pharmaceuticals Group, Georgia and Triangle Pharmaceuticals Inc. (Triangle), Shire will grant an exclusive royalty bearing license to Emory, sub licensable to Triangle, for certain dioxolane nucleoside analogs, including diamino purine dioxolane (DAPD). A low royalty will be payable to Shire in relation to this agreeement. Emory, Georgia and Triangle will grant an exclusive royalty bearing license to Shire for certain dioxolane nucleosides, including SPD 756. The compounds the subject of these licenses are in development. A low royalty will be payable by Shire upon commercialization of SPD 756. The Settlement and License Agreements provide for the resolution of all worldwide patent disputes relating to the licensed patents.


(v) GSK

On April 14, 2000, the USPTO declared an interference between BioChem's hepatitis B patent for lamivudine and a patent application by GSK claiming methods of treating hepatitis B using lamivudine. There is no guarantee that Shire will be successful in this interference and that Shire's patent will be maintained.

(vi) Other matters

In addition, the Company is involved in claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

The Audit Committee of the Board of Directors of Shire approved all non-audit services, including tax advisory and compliance services, provided by the Company's independent auditors, Deloitte and Touche, during the period covered by this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the third quarter ended September 30, 2002, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported September 26, 2002, with respect to the issue of a press release announcing the 2002 Research & Development briefing.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported September 25, 2002, with respect to the issue of a press release announcing holdings by FMR Corp and Fidelity International Limited in the ordinary share capital of the Company, and to the issue of a press release announcing holdings by Franklin Resources Inc. in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported September 24, 2002, with respect to the issue of a press release announcing the granting of share options to directors of the Company, pursuant to the Shire Pharmaceuticals Sharesave Scheme.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported September 20, 2002, with respect to the issue of a press release giving notice of the 2002 Research & Development briefings.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits), date of earliest event reported September 16, 2002, with respect to the issue of a press release announcing an update on FOSRENOL.

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

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)




Date:    November 14, 2002      By:      Angus C Russell
                                         Group Finance Director

                                         /s/ Angus C Russell



Date:    November 14, 2002      By:      Rolf Stahel
                                         Chief Executive

                                         /s/ Rolf Stahel

CERTIFICATIONS


          CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Angus C Russell, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Shire Pharmaceuticals Group plc (the Registrant);


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Angus C Russell
------------------------
Angus C Russell
Group Finance Director

          CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Rolf Stahel, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Shire Pharmaceuticals Group plc (the Registrant);


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Rolf Stahel
------------------------
Rolf Stahel
Chief Executive

                                  Certification
                          Accompanying Form 10-Q Report
                       of Shire Pharmaceuticals Group plc
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b))


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that, to the best of their knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of Shire Pharmaceuticals Group plc ("Company") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  November 14, 2002               /s/ Rolf Stahel
                                        --------------------------------
                                        Rolf Stahel
                                        Chief Executive
                                        Shire Pharmaceuticals Group plc


Dated:  November 14, 2002               /s/ Angus C Russell
                                        --------------------------------
                                        Angus C. Russell
                                        Group Finance Director
                                        Shire Pharmaceuticals Group plc