Form 10-K
period 2002-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2003-03-31
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                                            Commission file number 0-29630

                                            SHIRE PHARMACEUTICALS GROUP PLC
                               (Exact name of registrant as specified in its charter)

                       England and Wales                                                  98-0359573
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


Hampshire International Business Park, Chineham, Basingstoke,                              RG24 8EP
--------------------------------------------------------------                             --------
                      Hampshire, England                                                  (Zip Code)
                      -------------------
           (Address of principal executive offices)


                        44 1256 894 000
                        ---------------
     (Registrant's telephone number, including area code)



                                 Securities registered pursuant to Section 12(b)of the Act:


                      Title of each class                                    Name of exchange on which registered

American Depository Shares, each representing 3 Common Shares                       NASDAQ National Market
--------------------------------------------------------------                      ----------------------
                  5 pence par value per share
                 -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                             None
                           --------
                       (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X], No [ ].

As of June 30, 2002, the aggregate market value of the common shares, (pound)0.05 par value per share of the Registrant held by non-affiliates was approximately $4,153 million. This was computed using the average bid and ask price at the above date.

As of March 24, 2003, the number of outstanding common shares of the Registrant was 484,523,040.


THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event that such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact on Shire's Attention Deficit Hyperactivity Disorder (ADHD) franchise patents including, but not limited to, legal challenges relating to Shire's ADHD franchise, government regulation and approval, including, but not limited to, the expected approval date of lanthanum carbonate (FOSRENOL(R)) and METHYPATCH(R), and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission including this annual report on Form 10-K for the year ended December 31, 2002.

                                     PART I
ITEM 1: Business

(a) General development of the business

Shire is an emerging global pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, gastro intestinal, oncology, and anti-infectives. Our strategy is further supported by three platform technologies: advanced drug delivery, lead optimization for small molecules, and biologics.

We have sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. We also cover other significant pharmaceutical markets indirectly through distributors.

We operate and manage our business within three individual operating segments:
U.S., International, and Global Research and Development. Within these segments, revenues are derived primarily from three sources: sales of products by our own sales and marketing operations, royalties where we have out-licensed product rights to third parties, and licensing and development fees.

We were incorporated under the laws of England and Wales on January 1, 1994 and are now a public limited company under the same laws. As part of a recapitalization, we acquired the entire share capital of Shire Holdings Limited on December 19, 1994, including the operations of Rybar Laboratories Limited, a U.K. based sales and marketing company acquired by our predecessor in July 1992. In September 1995, we acquired Imperial Pharmaceutical Services Limited (subsequently renamed Shire Pharmaceutical Contracts Limited). We acquired Pharmavene, Inc. (subsequently renamed Shire Laboratories, Inc.) in March 1997 and Richwood Pharmaceutical Company, Inc. (subsequently renamed Shire Richwood, Inc. and then Shire US Inc.) in August 1997.

In October 1999, we acquired the German, French and Italian sales and marketing subsidiaries of Fuisz Technologies Limited (the subsidiaries were subsequently renamed Shire Deutschland GmbH, Shire France SA and Shire Italia SpA respectively). We merged with Roberts Pharmaceutical Corporation (Roberts) in December 1999. Following the merger, the U.S. sales and marketing operations of Roberts were merged with Shire Richwood, Inc. In May 2000, we established a representative office in Singapore to effectively manage our activities in the Pacific Rim markets. In June 2000, we established a sales and marketing subsidiary in Spain, Shire Pharma Iberica SL. In 2002, we established Shire Pharmaceuticals Ireland Limited.

In May 2001, Shire merged with BioChem Pharma, Inc. (BioChem), an international specialty pharmaceutical company based in Laval, Canada, which provided two major development capabilities in lead optimization and biologics. This brought an anti-infective pipeline to Shire, as well as the royalty stream on sales of 3TC and ZEFFIX, by GlaxoSmithKline (GSK). In addition, it further strengthened our know-how and expertise in oncology.

We have expanded our business both organically and through acquisitions. In February 2003, we agreed to acquire, from Noven Pharmaceuticals Inc., the worldwide sales and marketing rights to METHYPATCH, a methylphenidate transdermal delivery system for the once-daily treatment of ADHD. In addition, we acquired a pharmaceutical manufacturing facility, Atlantic Pharmaceutical Services Inc. (APS) (subsequently renamed Shire US Manufacturing Inc.), from Niro Inc. in September 2002. The APS facility will become one of the principal manufacturing sites for Shire US operations and will support the strategy of dual sourcing for key products.

Our principal executive offices are located at Hampshire International Business Park, Chineham, Basingstoke, Hampshire, RG24 8EP, England and our telephone number is + 44 1256 894000.

In this report, the term "Shire" refers to Shire Pharmaceuticals Group plc and the term "the Company" refers to Shire Pharmaceuticals Group plc and its subsidiaries, unless the context indicates otherwise.

(b) Financial information about operating segments

Substantially, all of our revenues, operating profits or losses and assets are attributable to the acquisition, research and development, manufacture, sale and distribution of pharmaceutical products within three individual operating segments: U.S., International, and Global Research and Development.

(c) Description of the business

(i) Strategy and approach

Whilst the balance of revenue and profit growth has been towards the U.S., during the last two years we have continued to develop our global strategy by launching two new specialty pharmaceutical products, SOLARAZE(R) (diclofenac sodium 3%) and ADEPT(R) (4% icodrextrin), in European countries, including the U.K., Spain, Italy, France, Germany and the Republic of Ireland. These two new products have already contributed to our International segment, which has delivered total sales growth of 29% in 2002.

Shire has a risk-balanced research and development portfolio with a clear focus on future product needs. To enhance the potential for future growth, we follow two main approaches; firstly, to start projects in-house through research and advanced drug delivery and secondly to in-license projects and products on reasonable commercial terms, and then to develop and launch them. This broad approach strengthens our strategy.

We remain an acquisitive company. In the past eight years we have completed six major mergers and acquisitions, each one providing or building on our internal platforms for growth. We will continue to evaluate companies, products and project opportunities that offer a good strategic fit and provide additional shareholder value.

Our business model has five levels of focus: functional, customer, therapeutic, geographic and technology.

o    Functional focus

     We focus on specific functional areas of the business that are identified as being key drivers for success, such as research and development and sales and marketing.

     Our current R&D pipeline of projects includes 13 that are either in or post Phase II development. In order to reduce financial and business risk, we maintain a careful and objective discipline in our approach to R&D risk management by weighting our portfolio of projects towards those projects viewed as low to medium risk. Part of this strategy is the acquisition of projects at a given stage of development, as such in-licensing opportunities typically reduce our exposure to the high risks associated with the early stages of research and development. We believe that, as a consequence, the average risk profile of projects in our R&D portfolio is targeted to be lower than the industry average.

     Our sales and marketing function is another essential factor contributing to our success. We take pride in our well-trained and highly-motivated sales forces that have, through the success of our key marketed products and successful introduction of ADDERALL XR(R) (mixed amphetamine salts) and conversion of patients from ADDERALL(R) (mixed amphetamine salts), demonstrated outstanding professionalism and performance.

     We continue to outsource non-core activities in order to keep the Company dynamic and efficient.

o    Customer focus

     We have a particular interest in innovative therapies that are prescribed by specialist doctors, as opposed to those prescribed by primary care or general practitioners. We target specialist doctors because they usually lead innovations in prescribing. They are smaller in number and easier to target effectively for a company of our size.

o    Therapeutic focus

     Our main areas of therapeutic focus are: central nervous system disorders, gastro intestinal, oncology, and anti-infectives, supported by three platform technologies: advanced drug delivery, lead optimization for small molecules, and biologics.

     In December 2002, we completed the sale of our U.S. `Over-The-Counter'
     (OTC) products to Purdue Pharmaceuticals Inc. This divestment represents our complete exit from OTC operations in the US and will allow us to focus resources on our core strategy of providing prescription pharmaceuticals to specialist doctors.

o    Geographic focus

     We currently market our products using our own sales forces in seven of the eight major pharmaceutical markets of the world. We also cover other significant pharmaceutical markets indirectly through distributors. In addition, one of our strategic goals is to establish a presence in Japan in the future.

o    Technology focus

     Our three platform technologies, advanced drug delivery, lead optimization for small molecules and biologics, are an important part of our risk-balanced approach.

     We seek to obtain patent protection through our advanced drug delivery expertise wherever possible. Importantly, these three platform technologies also widen our ability to in-license research programs, development projects and products. We can use these technologies either to develop them internally or to manage the life-cycle of existing products.

     Our strategy includes the identification of off patent products that could be enhanced using the technologies of our oral drug delivery company, Shire Laboratories Inc., based in Maryland, U.S. Examples of such projects are ADDERALL XR and CARBATROL(R) (carbamazepine).


(ii) Sales and marketing

Our sales and marketing operations in the U.S., the U.K., the Republic of Ireland, the key countries of continental Europe and Canada presently consist of 603 sales representatives. We believe that our sales and marketing infrastructure can be expanded rapidly to meet product opportunities.

Currently marketed products

The table below lists our key currently marketed products by therapeutic area, indicating the owner or licensor of the product, the marketer of the product and the territory in which the product is being marketed.


Products                         Principal indication(s)         Owner/licensor          Marketed by/relevant territory
---------                        --------------------            --------------          ----------------------------

Treatments for central nervous system disorders
Adderall XR(R)                   ADHD                            Shire                   Shire - U.S.
Adderall(R)                      ADHD                            Shire                   Shire - U.S.
Carbatrol(R)                     Epilepsy                        Shire                   Shire - U.S.
REMINYL(R)(galantamine           Alzheimer's disease             Synaptech Inc.          Shire and Janssen - U.K. & Republic of
hydrobromide)                                                                            Ireland
                                                                                         Janssen - RoW

Treatments for gastro intestinal diseases
Pentasa(R)                       Ulcerative colitis              Ferring                 Shire - U.S.
(mesalamine)

Oncology treatments
Agrylin(R)(anagrelide)           Essential thrombocythemia       Shire                   Shire - U.S. and Canada





Products                         Principal indication(s)         Owner/licensor          Marketed by/relevant territory
---------                        --------------------            --------------          ----------------------------


Treatments for infections
3TC*/EPIVIR*                     HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
COMBIVIR*                        HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
TRIZIVIR*                        HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
ZEFFIX*/EPIVIR HBV*/ HEPTOVIR*1  Hepatitis B infection           Shire**                 Shire & GSK - Canada, GSK - RoW

Treatments for other diseases
ProAmatine(R)/                   Orthostatic hypotension         Nycomed                 Shire - U.S. and Canada
(midodrine hydrochloride)

Amatine(R)
CALCICHEW(R)(calcium
carbonate) range                 Adjunct in osteoporosis         Nycomed                 Shire - U.K. and Republic of Ireland2


1 This is not a comprehensive list of trademarks for this product as various others are used in smaller markets.
2    Also distributed in various export markets on our behalf.
(R)  Our trademarks or those of our subsidiaries.
*    Trademarks of GSK.
**   GSK is the owner / licensor of some rights in these products.

Treatments for central nervous system disorders

Adderall XR and AdderalL

Attention Deficit Hyperactivity Disorder (ADHD) is a central nervous system disorder, characterized by varying degrees of inattention, impulsivity and hyperactivity. It was originally thought to be a childhood disorder only, but has now been fully recognized as a disorder in adults as well. According to IMS America, the U.S. market for ADHD treatments was approximately $1.5 billion for the year ended December 31, 2002. It is estimated that between 3% and 7% of children in the U.S. suffer from the condition.

Our products, ADDERALL XR and ADDERALL, contain a combination of four amphetamine salts. ADDERALL was launched in 1996 and was the ADHD brand leader at the end of 2001. Adderall XR is a patented formulation of Adderall that uses Shire Laboratories' Microtrol(R) drug delivery technology and is designed to provide an all day treatment with one morning dose. It can be administered as a capsule or sprinkled on soft food. In the ADHD market, a once a day formulation is accepted to be an important benefit as it:

o    provides all day control of symptoms,
o    avoids the need for medication to be taken at school,
o    reduces the risk of diversion,
o    allows parental control of medication,
o    offers potential for improved compliance,
o    decreases social stigma, and
o    eases the burden on school nurses.

ADDERALL XR was approved by the U.S. Food and Drug Administration (FDA) on October 12, 2001. In November 2001 a formulation and pharmaceutical composition patent relating to ADDERALL XR was issued by the U.S. Patent and Trademark Office, expiring in 2018. The product was launched by promotion to doctors on November 5, 2001, and according to IMS Health had already achieved a 23.7% share of the U.S. prescription ADHD market for the week ending December 27, 2002.

Sales of ADDERALL XR and ADDERALL during 2002 were $427.7 million, representing approximately 41% of our total revenues. As a result, factors adversely affecting the sale or production of ADDERALL XR and ADDERALL would have a material adverse effect on our financial condition and results of operation.

On February 11, 2002 Barr Laboratories Inc. (Barr) announced FDA approval to market a generic version of the original ADDERALL formulation which is not patent protected. Since then, several other companies have also obtained approval and launched generic versions of ADDERALL.

In November 2002 we received approval from the FDA for a new formulation of ADDERALL which is patent protected. In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's 7.5 mg, 12.5 mg and 15 mg mixed amphetamine salt products. Further details are included in the intellectual property section below.

Our extended release product ADDERALL XR is covered by a US patent . In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's extended release mixed amphetamine salt product, the subject of a pending Barr Abbreviated New Drug Application (ANDA). In February 2003, Shire Laboratories Inc. filed suit against Barr for infringement of this U.S. patent. For more details see sections headed intellectual property and legal proceedings below . There can be no assurance that the Company will prevail in the suit and in the event it does not this may have a material adverse impact on the Company's results and financial position .

A Supplemental New Drug Application (sNDA) filing was made in December 2002 for use of ADDERALL XR in adults. Two new life cycle management projects for the ADDERALL franchise are currently under development (SPD465 and SPD483).

Carbatrol

Approximately 2.3 million people in the U.S. suffer from epilepsy, a disorder that is characterized by an episodic disturbance of consciousness during which seizure activity occurs in the brain. Carbatrol is an extended release formulation of carbamazepine that uses Shire Laboratories' Microtrol technology. It can be administered as a capsule or sprinkled on food and delivers consistent blood levels of drug over 24 hours, when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL therefore provides advantages for patients, aiding compliance. Carbamazepine is one of the most widely prescribed antiepileptic drugs, accounting for approximately 10% of total U.S. anti-epileptic prescriptions written in 2002. Prescription numbers for Carbatrol increased from 853,000 in 2001 to 909,000 in 2002.

In 1994, we obtained a patent in the U.S. covering the formulation of Carbatrol with an expiration date of 2011. The FDA approved CARBATROL on September 30, 1997 for marketing in the U.S. The product was originally out-licensed to Athena Inc., a subsidiary of Elan Corporation plc. In December 1997, we re-acquired the worldwide rights to Carbatrol, together with inventory, certain plants and equipment for $25.0 million. We launched Carbatrol in the U.S. in June 1998. On March 31, 1999, we terminated our promotion agreement with Athena. Patent applications covering this technology are pending in other countries.

We announced on November 6, 2002, that with enhanced supply capability, including the recent acquisition of APS, we planned to re-launch CARBATROL in the U.S. market early in 2003.

In the year ended December 31, 2002, sales of CARBATROL were $45.3 million, representing approximately 4% of our total revenues.

REMINYL

Alzheimer's disease is characterized by loss of memory, particularly of recent events, confusion and disorientation, followed by severe intellectual disturbances, personality changes and emotional disintegration. It is progressive, with death usually occurring within five to nine years following the onset of symptoms. It is estimated that approximately 4 million people in the U.S. suffer from Alzheimer's disease. It is estimated that one in four people over the age of 75 suffers with the disease.

REMINYL, a treatment for mild to moderate Alzheimer's disease, was developed with Janssen Research Foundation under a co-development and licensing agreement.

The first regulatory approval within the European Union (EU) for REMINYL was received from Sweden on March 3, 2000. In July 2000, REMINYL successfully completed the EU Mutual Recognition Procedure and was launched in the U.K. in September 2000. This was followed by launches in a number of other countries during late 2000 and 2001.

In the U.S., REMINYL was approved by the FDA on February 28, 2001 and launched in May 2001 by Janssen Pharmaceutical and Ortho-McNeil Pharmaceutical.

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

REMINYL was launched using natural galantamine extracted from daffodil bulbs. Regulatory approval for the synthetic manufacture of galantamine was gained in 2001 in Europe and the U.S. We will be relying on Janssen and Waldheim Pharmaceutica for the supply of synthetic galantamine of suitable quality and quantity, but there can be no assurance that adequate supplies will be available.

Janssen are also developing REMINYL for additional indications including vascular and mixed dementias.

Treatments for gastro intestinal diseases

PENTASA

Ulcerative colitis, a component of inflammatory bowel disease, is a chronic, relapsing disease in which part or all of the large intestine becomes inflamed and often ulcerated. The mainstay of treatment for inflammatory bowel disease is 5-aminosalicylate-based (mesalamine) products.

PENTASA controlled-release capsules are indicated for the induction of remission and for the treatment of patients with mildly to moderately active ulcerative colitis. PENTASA is an ethylcellulose-coated, controlled release capsule formulation of mesalamine designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract.

In April 1998, exclusive U.S. marketing rights to PENTASA were acquired from Hoechst Marion Roussel for $136.0 million. Sales of PENTASA in the year ended December 31, 2002 were $87.2 million, representing approximately 8% of our total revenues.

Oncology treatments

Agrylin

Essential thrombocythemia is a chronic disorder associated with increased or abnormal production of blood platelets. Since platelets are involved in blood clotting, their abnormal production can result in the inappropriate formation of blood clots or bleeding, with the consequence of an increased risk of gastrointestinal bleeding, heart attack and stroke.

In 1991, the exclusive worldwide license was obtained from Bristol-Myers Squibb to develop, market and sell Agrylin (anagrelide) as an oral treatment for essential thrombocythemia. In March 1997, the NDA for Agrylin was approved in the U.S.. We also market AGRYLIN in Canada and in other countries on a named patient basis. There is no other U.S. or Canadian approved treatment available for essential thrombocythemia. Other current therapies used to reduce excessive platelet production may have disadvantages, such as possible links to leukemogenesis and leukopenia.

In December 1998, we received approval for an expanded indication for AGRYLIN for thrombocytosis, secondary to all myeloproliferative diseases, including polycythemia vera and chronic myelogenous leukemia. In January 1999, we purchased the intellectual property rights to Agrylin from Bristol-Myers Squibb for $35.0 million.

In the year ended December 31, 2002, our worldwide sales of Agrylin were $119.2 million, representing approximately 11% of our total revenues.

In January 2001, the Committee for Proprietary Medicinal Products (CPMP) on behalf of the European Medicines Evaluation Agency (EMEA) granted orphan drug designation to anagrelide for the treatment of essential thrombocythemia. This designation covers the EU, Norway and Iceland, and confers up to ten years market exclusivity for the product following marketing authorization approval. Orphan drug status already applies to anagrelide in the U.S., where market exclusivity is available until 2004, and in Japan where it will run for ten years following marketing approval. The European Marketing Authorization Application (MAA) filing was made in March 2002.

Treatments for infections

3TC/EPIVIR, COMBIVIR, TRIZIVIR

The Human Immunodeficiency Virus (HIV) is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome
(AIDS). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism. The RNA of the virus is converted to DNA using the reverse transcriptase enzyme and the DNA is integrated into the host organisms' genome, where it is able to replicate.

According to UNAIDS, in December 2002 there were 42 million adults and children living with the HIV infection worldwide. Estimates suggest that there are 14,000 new infections each day.

Lamivudine, which was originally discovered by BioChem and licensed to Glaxo Wellcome in 1990, is the key to the success of this HIV/AIDS treatment franchise. We receive royalties on sales of lamivudine (now marketed in various single and combination formulations, including 3TC/EPIVIR, COMBIVIR and TRIZIVIR), except in Canada, where we have a commercialization partnership with GSK. These products are now sold worldwide.

3TC royalties for the year ended December 31, 2002, were $132.5 million, up 10% on 2001.

ZEFFIX

Hepatitis B (HBV) virus is the causative agent of both acute and chronic forms of hepatitis B, a liver disease which is a major cause of death and disease throughout the world. Over 2 billion people worldwide have, at some point, been infected with the HBV virus. Of these 2 billion, there are over 350 million people chronically infected, (World Health Organization 2000). Vaccines to prevent HBV are currently available, however, they have not been shown to be effective in those already infected with the virus.

Lamivudine has also been shown to be effective against the HBV virus and is marketed as ZEFFIX and various other trademarks around the world. In an agreement similar to that for lamivudine in HIV/AIDS, we receive royalties on sales of lamivudine by GSK for HBV except in Canada, where we have a commercialization partnership with GSK.

ZEFFIX royalties for the year ended December 31, 2002, were $21.2 million, up 25% on 2001.

Treatments for other diseases

CALCICHEW range

Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than 3 million people in the U.K. are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in oestrogen production following menopause.

Our principal products for the adjunctive treatment of osteoporosis are the CALCICHEW range of calcium and calcium/vitamin D supplements which are sold mainly in the U.K. and the Republic of Ireland. Our CALCICHEW range includes, CALCICHEW(R) 500mg, CALCICHEW FORTE(R), CALCICHEW-D3(R) and CALCICHEW-D3 FORTE(R). We believe this range is more palatable than alternative products. We hold a leading position in the (pound)20 million (approximately $29 million) U.K. prescription calcium market.

PROAMATINE

In 1996, PROAMATINE was given accelerated approval by the FDA as a new drug for life-threatening illnesses and is currently the only FDA approved treatment for orthostatic hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. PROAMATINE has been designated as an orphan drug by the FDA, giving it a seven year period of market exclusivity in the U.S., which will expire in September 2003. Sales of ProAmatine in 2002 were $50.9 million, representing approximately 5% of our total revenues.

Products under development

We seek to maintain a broad and balanced approach to our development of new products by, among other things, leveraging third-party research and development expertise, exploiting investment in research collaborations and licensing compounds from third parties and developing them through the pre-clinical and clinical phases, with a view to marketing them by our own sales and marketing organization. Recognizing the risks in drug development, our policy is to manage this by maintaining a broad range of products in different development phases and with varying inherent levels of risk, from low risk reformulations of off-patent approved compounds, through to higher risk new chemical entities, although we do not focus on non-validated targets. We aim to optimize the level of fixed overhead by using contract research organizations to manage multi-center and/or international clinical trials on a day-to-day basis. In the year ended December 31, 2002, we spent $189.2 million on research and development, representing approximately 18% of our total revenues.

The table below lists our key products under development by therapeutic area, indicating their most advanced development status for any market and their territorial rights.


                                                                  Most advanced development
Product(s)                           Principal indication(s)      status                           Shire's territorial rights
---------                            -----------------------      --------------------------       --------------------------

Treatments for central nervous system disorders
SPD417                               Bipolar disorder             Phase III                        Global
SPD451                               Parkinson's disease          Preclinical                      Global
SPD473                               ADHD                         Phase I                          Global
SPD503                               ADHD                         Phase III                        Global
SPD465                               ADHD                         Phase I                          Global
SPD483                               ADHD                         Preclinical                      Global
SPD485                               ADHD                         In registration in U.S.          Global

Treatments for gastro intestinal
diseases
SPD476                               Ulcerative colitis           Phase II                         Global
SPD480                               Ulcerative colitis           Phase II                         Global
PENTASA (500mg)                      Ulcerative colitis           Phase II                         U.S.
Balsalazide                          Ulcerative colitis           Phase II complete(2)             Certain countries within
                                                                                                   Europe
Oncology treatments
AGRYLIN(R)/ XAGRID(R)                Essential thrombocythemia    In registration in Europe(1)     Global
TROXATYL(R)(troxacitabine)           AML                          Phase II                         Global
TROXATYL                             Pancreatic cancer            Phase II                         Global

                                                                  Most advanced development
Product(s)                           Principal indication(s)      status                           Shire's territorial rights
---------                            -----------------------      --------------------------       --------------------------

Treatments for infections
SPD701                               Influenza vaccine(3)         Phase I                          Global
SPD703                               Streptococcus pneumoniae     Phase I                          Global
                                     vaccine
SPD704                               Neisseria meningitidis       Phase I                          Global
                                     vaccine
SPD705                               Pseudomonas aeruginosa       Phase I                          Global
                                     vaccine(4)
SPD707                               Influenza vaccine            Phase II(5)                      Global
SPD754                               HIV                          Phase II                         Global
SPD756                               HIV                          Phase I                          Global




                                                                  Most advanced development
Product(s)                           Principal indication(s)      status                           Shire's territorial rights
---------                            -----------------------      -------------------------        --------------------------

Treatments for other diseases
FOSRENOL(R)(Ianthanum
carbonate)(6)                        Hyperphosphataemia          In registration EU, U.S. and      Global
                                                                 Canada
                                                                 In Phase 1 in Japan


1 This product is marketed in the U.S. and Canada under the trademark AGRYLIN and is currently in registration in Europe, under the name XAGRID.

2 This product is marketed in the U.K. by us and in various European countries by our distributors. Shire has rights for various European markets.

3 This influenza vaccine antigen is produced in cell culture, in contrast to SPD707, which is produced in chicken eggs.

4 The initial Phase I clinical trial is being conducted by Cytovax Biotechnologies.

5 This product is marketed in Canada under the trademark FLUVIRAL S/F(R) and is under development for markets outside of Canada.

6 This project is referred to as FOSRENOL throughout this document, but was previously known as Project Lambda or Foznol.

Treatments for central nervous system disorders

SPD417 for bipolar disorder

SPD417 is a project that capitalizes on the success of CARBATROL, which we currently market in the U.S. for the treatment of epilepsy. There is anecdotal evidence that carbamazepine, the active ingredient in CARBATROL, may work as a treatment for bipolar disorder. The aim of this project is to investigate the efficacy of CARBATROL in clinical trials for bipolar disorder, with a view to gaining FDA approval for this indication. The project is currently in Phase III.

ADHD products

A successful sNDA filing for ADDERALL XR was made in 2001, culminating in the U.S. launch on November 5, 2001. An sNDA for ADDERALL XR was also filed in the U.S. for the Adult ADHD indication in December 2002.

ADDERALL XR is currently in registration in Canada.

We have five further projects in development for ADHD; SPD473, SPD503, SPD465, SPD483 and SPD485.

SPD473

SPD473 is a multiple monoamine reuptake inhibitor acting on dopamine, noradrenaline and 5-HT. Activity is focused on proof of concept in ADHD. Parkinson's disease and depression indications have been explored but are not being progressed.

Shire also has two new life cycle projects for the ADDERALL franchise, SPD465 and SPD483, which are in Phase I and preclinical stage respectively.

SPD503

SPD503 is a potentially non scheduled compound and is in Phase III. The compound is an established chemical entity that has been reformulated by Shire for use in ADHD.



SPD485

On February 27, 2003, Shire announced the acquisition of the worldwide sales and marketing rights of METHYPATCH, from Noven Pharmaceuticals Inc.

METHYPATCH/SPD 485, is a methylphenidate transdermal delivery system, for the once-daily treatment of ADHD, which was filed with the U.S. FDA on June 27, 2002.

The acquisition of METHYPATCH will enable Shire to develop a new presence in the methylphenidate segment of the market which currently represents over half of the U.S. ADHD prescription volume.

METHYPATCH has a technology patent until 2012 and composition patents in the U.S. and other key markets until December 2018.

Epilepsy

Epilepsy is a condition currently affecting a large market of approximately 2.3 million people in the U.S. Shire maintains interest in a number of possible treatments for this condition, with the aim of building a franchise based on our existing U.S. marketed product, CARBATROL.

Shire has recently reviewed a series of results from studies on the epilepsy project SPD421 and has concluded that it does not meet Shire's criteria to warrant investment in Phase III studies. The licensor, D-Pharm Ltd., has indicated its intent to continue development and Shire is therefore currently discussing the return of the project to D-Pharm.

Shire has also decided not to pursue two potential reformulation projects in epilepsy, designated SPD452 and SPD453. Instead, Shire is actively reviewing other potential in-licensing projects for epilepsy and related disorders.

Parkinson's disease

Parkinson's disease is a relatively common disease that causes a progressive loss of movement, rigidity, postural abnormalities and tremor.

Shire obtained the rights to a dopamine D1 agonist project, SPD451, in December 2000, when it was in-licensed from CeNeS Pharmaceuticals plc. This project is currently in the preclinical stage of development.

SPD474 is a dopamine reuptake inhibitor that was licensed from an undisclosed third party in December 2001. This compound showed insufficient evidence of efficacy and work has been terminated.

Treatments for gastro intestinal diseases

Ulcerative colitis is a serious chronic inflammatory bowel disease of the colon and rectum. Typically patients go through periods of relapse and remission over a number of years. 5-ASA (5-aminosalicylic acid) based products are the first line treatment for ulcerative colitis. Existing treatments have a large pill burden and are differentiated on the release mechanism and targeting.

PENTASA for ulcerative colitis

PENTASA 250mg is a 5-ASA based product marketed by Shire in the U.S for ulcerative colitis. A 500mg dosage form is being developed to aid compliance in patients, who often need to take large doses of this medication.

COLAZIDE for ulcerative colitis

In May 2000, we in-licensed rights to COLAZIDE, a 5-ASA based product for ulcerative colitis, from Salix Pharmaceuticals Inc. The first launch was in the U.K. in September 2000.

SPD476

SPD476 is being developed as a high strength (1200mg) 5-ASA based product for ulcerative colitis using a unique formulation and delivery platform. Rights to SPD476 in key global markets were licensed from Giuliani SpA. on May 6, 2002. The project is currently in Phase II.



SPD480

SPD480 is a 5-ASA based product formulated as a foam for rectal delivery in the treatment of ulcerative colitis. Rights to key global markets were licensed from Giuliani SpA on October 10, 2002. This product will provide an alternative treatment for distal/rectal ulcerative colitis.

Oncology treatments

AGRYLIN for essential thrombocythemia

We market anagrelide as AGRYLIN in the U.S. and Canada for the treatment of essential thrombocythemia, where it is the only medicine approved for this condition. We are continuing to develop anagrelide for other countries, where it may be marketed as AGRYLIN or XAGRID. In January 2001, the Committee for Proprietary Medicinal Products (CPMP) on behalf of the European Medicines Evaluation Agency (EMEA) granted orphan drug designation to anagrelide for the treatment of essential thrombocythemia. This designation covers the EU plus Norway and Iceland, and confers up to ten years market exclusivity for the product following marketing authorization approval. Orphan drug status already applies to anagrelide in the U.S., where market exclusivity is available until 2004, and in Japan where it will run for ten years following marketing approval. The European Marketing Authorization Application (MAA) filing was made in March 2002.

TROXATYL for acute myeloid leukemia (AML) and pancreatic cancer

TROXATYL is initially being clinically evaluated for two types of cancer; AML and pancreatic cancer.

In children, cancer is second only to accident as a cause of death and leukemia is the most common form of cancer found in this age group. In 2002 there have been an estimated 30,000 new cases of pancreatic cancer across North America.

Studies to date have shown that TROXATYL is a complete DNA chain terminator and DNA polymerase inhibitor. As such, it appears to incorporate itself into the growing DNA chain of cancer cells, interfering with their ability to replicate further. Unlike other cytidine analogues currently used in cancer therapy, TROXATYL is not degraded by cytidine deaminase.

Both projects are currently studying combination use with other agents and are in Phase II.

Treatments for infections

(i) influenza vaccines

SPD707

SPD707, a split-virion influenza vaccine, was introduced as a project during the third quarter of 2001. It is already manufactured and marketed by us in Canada as FLUVIRAL S/F. We are now capitalizing on our global rights to FLUVIRAL S/F by investigating its potential for other markets, primarily the U.S. and Europe. This project is considered to be at the end of Phase II, since Phase III data will be needed to support marketing approval applications in the major markets.

On October 29, 2001, we announced that Shire Biologics had signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. It has been estimated that the sales value of the agreement may exceed CAN$300 million (approximately $190 million).

SPD701

SPD701 is a cell-based influenza vaccine. Prior to our merger, BioChem announced in its first quarter 2001 financial results that the agreement with GSK to develop SPD701 had been terminated. In our third quarter 2001 financial results we announced that we were negotiating a termination of the research agreement with BioVector and confirmed that development of both the nasal and injectable formulations of SPD701 will not continue until a new partner has been found.



HIV

Our expertise in HIV that led to the discovery of 3TC has also led to the discovery of two further antiretroviral compounds; SPD756 (formerly BCH 13520) and SPD754 (formerly BCH 10618).


SPD754


SPD754 is a nucleoside (cytidine) analogue that also reduces the rate of replication of HIV.


Preclinical data indicates that SPD754 is active against HIV strains which have developed resistance to other nucleoside analogues such as AZT and 3TC, as well as against clinical isolates of HIV-1 that are highly resistant to a range of nucleoside analogues. As with SPD756, preclinical studies indicate that viral resistance to SPD754 appears to develop very slowly. SPD754 is currently in Phase II of development.


SPD756


SPD756 is a potent nucleoside (guanosine) analogue. It is a nucleoside reverse transcriptase inhibitor. It has been shown in vitro to retain efficacy against resistant clinical isolates including multiple and highly resistant strains of HIV. In preclinical studies viruses resistant to SPD756 emerged slowly. This project entered Phase I clinical studies during the third quarter of 2001. This project is currently subject to additional testing to determine if it should progress to studies in humans.


(ii) antibacterial vaccines


There is a great need for new antibacterial vaccines, especially given the increasing resistance of many bacteria to current antibiotics. As existing vaccines often do not provide effective immunisation against many deadly bacteria, we are developing a new generation of antibacterial vaccines based on innovative recombinant protein technology.


In April 2000, we concluded a partnership agreement with the Canadian government though Technology Partnerships Canada (TPC). Under the agreement, the Canadian government has agreed to contribute up to CAN$80 million (approximately $51 million) in the development of recombinant protein vaccines over a period of approximately six years. For the year ended December 31, 2002, the contributions due from the Canadian government amounted to CAN$3.1 million (approximately $2.0 million) based on eligible research and development expenditure. This contribution is accounted for as a reduction against research and development costs charged to operations.


We have three vaccines in development against the following bacteria: Neisseria meningitidis, Streptococcus pneumoniae and Pseudomonas aeruginosa.


SPD704 - Neisseria meningitidis vaccine


Our meningococcal vaccine candidate, SPD704, is designed to protect against infection by N. meningitidis. Two of the most common outcomes of infection by N. meningitidis are meningococcal meningitis and septicaemia.

Existing polysaccharide vaccines and current and future polysaccharide conjugate vaccines against N. meningitidis only protect against four of the 12 serogroups of N. meningitides. However, none protect against serogroup B, the most common strains of the bacteria in industrialised countries such as Canada, the U.S. and the U.K. SPD704 appears to have the potential to induce a potent and long-lasting immunity against all strains of N. meningitidis, including type B. If these properties are confirmed in clinical trials, our recombinant protein vaccine against N. meningitidis will be a significant medical advance. This vaccine is currently in Phase I clinical trials.


SPD703 - Streptococcus pneumoniae vaccine


We believe that our protein-based vaccine, SPD703, should more effectively stimulate the immune system and has the potential to provide improved protection for children and older people alike across all S. pneumoniae strains. This project is at Phase I of development.


SPD705 - Pseudomonas aeruginosa vaccine


P.aeruginosa is one of the leading causes of life-threatening nosocomial (hospital acquired) infections. It causes chronic degenerative pulmonary disease in cystic fibrosis patients and can cause death in 30% of immunocompromised patients. There is a high and increasing level of antibiotic resistance to this bacteria.



We are collaborating with Cytovax Biotechnologies Inc. (Cytovax) in the development of a vaccine against P. aeruginosa, known as SPD 705. This project moved into Phase I of development in February 2002, for which Cytovax Biotechnologies is conducting the ongoing Phase I trial.

Treatments for other diseases

FOSRENOL for hyperphosphatemia

FOSRENOL (lanthanum carbonate) is being developed for the prevention and treatment of high levels of phosphate in the blood of patients with chronic kidney failure. The body absorbs phosphate from food and any excess to requirements is excreted in urine. Hyperphosphatemia arises from damaged kidneys being unable to eliminate from the body the excess dietary phosphate that is widespread in food. Renal dialysis and a restricted diet are generally unable to reduce these phosphate levels sufficiently. If left untreated, hyperphosphataemia can lead to the bone disease, renal osteodystrophy, which causes bone pain, skeletal deformities, and can result in fractures. Recent research also suggests that hyperphosphataemia is associated with the development of cardiovascular disease, which accounts for nearly 50% of all deaths in dialysis patients. Taking lanthanum carbonate with food results in the formation of lanthanum phosphate, which cannot pass easily through the gut lining into the blood stream. As a consequence, phosphate absorption from the diet is decreased. As FOSRENOL does not contain calcium it enables the physician to separate the control of calcium from phosphate. In addition, since chronic kidney failure patients are severely fluid restricted, FOSRENOL is presented as a chewable tablet.

It is estimated that there are one million patients worldwide with end-stage renal disease. We believe that current therapies are not ideal: aluminum salts can cause bone and/or neural toxicity and are no longer widely used, and calcium salts are inefficient binders requiring large doses and often causing hypercalcaemia, which among other things, can result in calcification of blood vessels. Other treatment options involve high pill burden and/or add to the patients fluid intake needs.

On March 3, 2003 Shire received an approvable letter from the U.S. Food & Drug Administration (FDA) for FOSRENOL. The approvable letter asks for additional data and analysis to address a number of remaining questions. Shire is initiating a dialogue with the FDA to agree the balance between pre and post approval commitments which will resolve the questions. Shire will give further updates when it is in a position to be more specific about the timing of approval and subsequent launch.

Submissions have also been made by Shire to gain marketing approval for FOSRENOL in Europe and Canada, whilst development continues for Japan.

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

(iii) Manufacturing and distribution

ADDERALL XR is manufactured by DSM Pharmaceuticals Inc. (DSM). We manufactured and packaged ADDERALL and DEXTROSTAT(R) at our facility in Valley Stream, New York throughout 2002. Shire received approval from the FDA to transfer production of ADDERALL to DSM in 2002. DEXTROSTAT production will be transferred to DSM in 2003.

Our other products marketed in the U.S. and Canada are manufactured and packaged by third party contract manufacturers, except vaccines which are manufactured by Shire in Quebec, Canada.

In February 2003, Shire discontinued production at the Valley Stream facility and in June 2001, we sold our pharmaceutical manufacturing facility located in Oakville, Ontario. These actions are part of a coordinated initiative to upgrade manufacturing capacity and rationalize non-strategic manufacturing and distribution facilities within North America.

On September 27, 2002, Shire acquired APS which includes a state-of-the-art manufacturing facility located in Owings Mills, Maryland. It is expected that the APS facility will become a primary or secondary supplier for ADDERALL XR, CARBATROL, and PENTASA by 2005. The acquisition of APS mitigates our supply risk in the U.S. and compliments our policy of dual sourcing key products.

As part of the acquisition agreement of METHYPATCH, Noven Pharmaceuticals Inc. will manufacture this product . Our U.S. distribution center, which includes a large vault to house DEA regulated Schedule II products, is located in Northern Kentucky. From there, we distribute our ADHD products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S. We distribute other products from a facility located in a suburb of Chicago.

All products marketed by the U.K. based sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for us by third parties under contract. Distribution in the U.K., Spain, Italy, France, Germany, the Republic of Ireland and to other export territories is also contracted out to third parties. We have access to all principal drug wholesale chains in the U.K. and the Republic of Ireland and their respective distribution centers.

In the U.S., our significant customers include McKesson Corp., Cardinal Health Inc. and Bergen Brunswig Corp. In the U.K., our significant customers include The Boots Company plc, AAH Pharmaceuticals Limited and Unichem plc. For the fiscal year ended December 31, 2002, our three largest customers, McKesson Corp., Cardinal Health Inc. and Bergen Brunswig Corp, accounted for approximately 22%, 19% and 14% of total revenues, respectively. The loss of any one of these three U.S. customer accounts could have a material adverse effect on our financial condition and results of operations.

(iv) Intellectual property

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

On February 11, 2002 Barr Laboratories Inc. (Barr) announced FDA approval to market a generic version of the original ADDERALL formulation, which is not patent protected. Since then, several other companies have also obtained approval and launched generic versions of ADDERALL.

In November 2002 we received approval from the FDA for a new formulation of ADDERALL which is patent protected. In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's 7.5 mg, 12.5 mg and 15 mg mixed amphetamine salt products. The Company has taken no action with respect to this notice and Barr announced in March 2003 that it has now received FDA approval and 180 days exclusivity for these strengths . The Company received a second Paragraph IV notice in March 2003 from another generic alleging that this patent is invalid and is not infringed by its products, which are the subject of a pending ANDA. The Company is reviewing this notice . If the Company does not bring a suit or does not prevail in any such suit then this company would be able to market its product upon FDA approval of its ANDA application, subject to Barr's exclusivity period for the above doses. The sales of any generic versions of ADDERALL may have a material adverse impact on the Company's results and financial position .

Our extended release once daily version of ADDERALL, ADDERALL XR, is covered by U.S. patent No. 6,322,819 (the '819 Patent). In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's extended release mixed amphetamine salt product which is the subject of a Barr pending ANDA application. On February 24, 2003 Shire Laboratories Inc. filed suit against Barr in the U.S. District Court for the Southern District of New York for infringement of the '819 Patent with respect to this ANDA. The Hatch-Waxman Act provides for an automatic stay of up to 30 months of FDA approval for Barr's ANDA to market its generic version of ADDERALL XR to allow the Court to resolve the patent infringement lawsuit. However, there can be no assurance that the Company will be successful in the suit. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA application. This may have a material adverse impact on the Company's results and financial position. In the event that the Company does not prevail in the suit, a generic version of ADDERALL XR could not be launched before October 2004, the current expiry of the existing Hatch-Waxman exclusivity.

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

Our commercial success will depend in part on our not infringing patents or proprietary rights of others and not breaching licenses granted to us. The degree of patent protection afforded to pharmaceutical or biological inventions around the world is uncertain. We are aware of certain issued patents and patent applications of third parties, and there may be other patents and patent applications containing subject matter which we, or our licensees, may require in order to research, develop or commercialize certain of our products and technologies. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of our products or technologies, there can be no guarantee that we will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all. Failure to obtain a license to any technology or patents that we may require to commercialize our products or technology may result in material adverse effects on the sale or development of the product or technology in question and lead to the abandonment or delay in development, manufacture or sale of that product or technology and additional expenses.

Our licensors hold issued patents in the U.S., Europe and Japan relating to the use of galantamine for the treatment of Alzheimer's disease and related dementias.

Our licensors hold an issued patent in the U.S., a granted patent in Europe and pending applications in selected other countries relating to the phosphate binder which we are developing for use in the treatment of hyperphosphatemia.

We have numerous issued patents in the U.S. claiming nucleoside analogues, methods of treatment using nucleoside analogues and processes for producing these nucleoside analogues. These patents include claims covering the chemical composition of lamivudine and related nucleoside analogues and methods of treating viral infections, including HIV and hepatitis B with lamivudine and related nucleoside analogues. We also have issued patents and pending applications covering lamivudine, TROXATYL, SPD 756, SPD 754 and related nucleoside analogues, processes for their preparation and methods of using the same in over 100 countries, including the U.S., Europe and Japan.

(v) Competition

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

Competition in the U.S. ADHD market continues to increase. Eli Lilly launched Straterra in January 2003, a non-stimulant, non-scheduled treatment for ADHD. We are also aware of clinical development efforts by GSK, Gliatech, Cortex, Boehringer Ingelheim, Cephalon, Eisai, Bristol-Myers Squibb (in collaboration with Elan) and Abbott to develop additional indications and new non-stimulant treatment options for ADHD.

With regard to the current stimulant class medications, we are also aware of efforts by Celgene and Celltech Chiroscience plc to develop a single isomer version of methylphenidate.



In 2002, Novartis (in conjunction with Elan) launched Ritalin LA, an extended release formulation of methylphenidate and Focalin (in conjunction with Cellgene), a short-acting formulation of dexmethylphenidate, the active isomer of traditional methylphenidate preparations.

In 2001, Celltech (in collaboration with Eurand) launched Metadate CD, an extended release formulation of methylphenidate.

Generic competition to our ADHD franchise is separately discussed within Intellectual Property and Risk Factors.

(vi) Principal licensing and collaborative agreements

Various Galantamine agreements

Pursuant to an agreement with Synaptech Inc., the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, we have undertaken technical, pre-clinical and clinical work on the use of REMINYL in Alzheimer's disease and related dementias and have agreed to pay royalties on sales of REMINYL. We have also entered into a co-development agreement with Janssen under which we licensed to Janssen all of our clinical data and know-how relating to the use of galantamine in Alzheimer's disease and related dementias worldwide, except for the U.K. and the Republic of Ireland. Under these arrangements, Janssen undertook to finance substantially all the future research and development costs of REMINYL as a treatment for Alzheimer's disease and related dementias, conduct clinical trials, obtain regulatory approvals and manufacture and market REMINYL.

Our rights to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer's disease and related dementias under the patents of Synaptech extend throughout the world, but exclude North America, Japan, Korea, Taiwan, Thailand and Singapore. We have, in turn, entered into a sub-license with Janssen under which we granted Janssen exclusive rights to develop, manufacture and sell REMINYL for use in Alzheimer's disease in all territories licensed to us, except the U.K. and the Republic of Ireland. We also have the right to reacquire the rights to sell REMINYL in one of a specified group of major European countries five or 10 years after commercial launch. Janssen has entered into a separate license agreement with Synaptech covering North America, Japan, Korea, Taiwan, Thailand and Singapore. Synaptech authorized us to enter into the above co-development agreement and the above sub-license agreement with Janssen, under which, among other things, we will receive royalties on sales of REMINYL by Janssen in the U.S. As a result, we are dependent on Janssen for revenues derived from REMINYL. Moreover, there can be no assurance that our interests will continue to coincide with those of Janssen.

The co-development agreement and sub-license granted to Janssen may be terminated by Janssen on 90 days' notice. If Janssen exercises its right to terminate the license and co-development agreement under this provision, the licenses granted to Janssen (part of the Johnson & Johnson Group) terminate and Janssen is also obligated to transfer to us data and other information and responsibility for the management of continuing development and registrations of the product. The costs of ongoing studies will be shared by us and Janssen in the relevant proportions in the agreement for three months after the date of termination, except for the costs payable for clinical trials, which will be shared until they can be properly terminated. Under the agreement we have the right to complete the registration of the products and seek alternative partners.

Lamivudine

By agreement between Shire BioChem and GSK dated January 31, 1990 and amended as of November 20, 1995, Shire BioChem licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell the nucleoside analogue lamivudine marketed as 3TC, ZEFFIX, HEPTODIN, HEPTOVIR, EPIVIR, EPIVIR-HBV, COMBIVIR and TRIZIVIR (together referred to in this section as "lamivudine"). A partnership exists between GSK's Canadian subsidiary, GSK Inc., and Shire BioChem to supply, market and sell lamivudine in Canada. GSK has agreed to manufacture all the required lamivudine to be supplied in Canada by the partnership.

In consideration for the grant of such rights, GSK agreed to undertake and fund the development of lamivudine and to pay Shire BioChem a royalty on sales of lamivudine. The amount of relevant patent prosecution costs certain contractual and litigation costs may be deducted from royalties payable to Shire BioChem by GSK. If GSK terminates the license agreements upon certain events of default by Shire BioChem, GSK will retain a non-exclusive, paid-up license from Shire BioChem to make, have made, use and sell lamivudine worldwide.

PROAMATINE

By agreement dated November 23, 2000, we re-negotiated the terms and duration of our distribution agreement with Nycomed Austria GmbH for the supply of PROAMATINE in the U.S., Canada, the U.K. and the Republic of Ireland. We now have exclusive rights to supply PROAMATINE in these countries until 2010.

FLUVIRAL

The Company signed a ten-year contract with the Government of Canada in 2001 to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. The value of the agreement may exceed C$300 million (approximately $190 million) over the ten-year term, with an option for the Government of Canada to extend the contract.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics has begun to expand its production capacity in order to meet this objective within a five-year period.

Shire Biologics is committed to CAN$18 million (approximately $11.3 million) of capital expenditure on immoveables for the purpose of achieving the level of Pandemic Readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2002/2003 will be CAN$19.2 million (approximately $12 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

Johnson Matthey--FOSRENOL

Johnson Matthey plc has granted patents in the U.S. and Europe and pending applications elsewhere for pharmaceutical compositions containing lanthanum carbonate and to use of these compositions for the treatment or prevention of hyperphosphatemia. In February 1996, we entered into an agreement with Johnson Matthey under which Johnson Matthey granted to us an exclusive license agreement to develop, manufacture, use and sell FOSRENOL worldwide in consideration of an upfront payment and a royalty on sales of FOSRENOL. We have consented to the assignment by Johnson Matthey of its patents to AnorMed Inc., a Canadian company, which is partially owned by

Johnson Matthey. As part of these arrangements we amended the agreement and received an exclusive worldwide license to use Johnson Matthey's manufacturing know-how in return for up front payments and future royalties.

(vii) Government regulation

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the EU and other international territories, including, in the U.S., the FDA, the DEA and the Occupational Safety and Health Administration, and in the U.K., principally the Medicines Control Agency (MCA). The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives and guidelines in the EU govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval will be required in all the major markets in which we, or our licensees, seek to test or market products. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

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

In the U.S., data, as described above, needs to be submitted to the FDA as part of an Investigational New Drug (IND) application which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is not currently required in the U.K., although the same level of testing will need to have been completed before we decide it is safe to proceed. In the U.K., following successful completion of Phase I studies, data is submitted in summarized format to the MCA as a Clinical Trial Certificate exemption (CTX) application in support of a specific Phase II clinical study or program. The MCA has 35 days in which to raise any objections to the proposed study, or to extend this review period by a further 28 days at its discretion. For any additional studies, Phase II and/or Phase III, further submissions to regulatory authorities are necessary to update the existing IND and/or CTX. Authorities may require additional data before allowing the studies to commence and could demand the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study often has to be approved by an independent body. The exact composition and responsibilities of this body will differ from territory to territory. In the U.S., for example, each study will be conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. The U.K. equivalent of this body, the Ethics Committee, has a very similar approach. Other authorities around Europe and the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/ export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization application, NDA or abbreviated
NDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval we must submit a dossier to the relevant authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the U.S.; in Europe the review may be undertaken by members of the CPMP on behalf of the

EMEA as part of a centralized procedure or by an individual country's agency, followed by "mutual recognition" of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors; additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of relevant facilities, review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the Hatch-Waxman Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application. As a substitute for conducting full-scale pre-clinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the U.S. system.

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

The DEA also controls the national production and distribution of Scheduled drugs in the U.S. by allocating production quotas based, in part, upon the DEA's view of national demand. As Schedule II drugs, the production and sale of our ADHD products are strictly controlled.

(viii) Third party reimbursement

Our ability to market products depends in part on the extent to which healthcare providers pay at appropriate reimbursement levels for the cost of the products and related treatment. Third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify reimbursement practices. In the U.S., several factors outside of our control could significantly influence the purchase of pharmaceutical products including the ongoing trend toward managed health care, and the renewed focus to reduce costs in state Medicaid and other government insurance programs. However, the prices of our products are fixed and determinable at the outset of each transaction we undertake with our customers, and therefore these factors would not impact the recording of our revenues in accordance with generally accepted accounting principles.

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

(ix) Employees

On December 31, 2002, we employed 1,847 individuals, 773 of whom were in sales and marketing, 435 of whom were in research and development, 334 of whom were in manufacturing and distribution, and 305 of whom were in general and administrative. In addition to our employees, we engage professional personnel on a consultancy basis and, from time to time, consultants and others on a per day or hourly basis. We believe that relations with our employees are satisfactory. Our success is dependent on our ability to attract and retain highly qualified management and scientific personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. We may not be able to successfully attract and retain such personnel. In general, we have agreements with our key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional highly skilled employees required for our activities, could have an adverse effect on our business.

(d) Financial information about foreign and domestic operations

Financial information about foreign and domestic operations is presented in note 22 to the consolidated financial statements.

(e) Risk factors

We have adopted a positive risk management strategy that enables us to identify and manage significant risks that we face. While we aim to identify and manage every significant risk that we face, it is important to recognize that no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors generally associated with our business that have been identified through our approach to risk management. These, together with other risks generally associated with companies that operate in the pharmaceutical industry, should be carefully considered before any investment is made in our company.

(i) The introduction of new products by competitors may impact future revenue

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

(ii) The failure to secure new products for development may reduce the strength of the future pipeline.

Our future results will depend, to a significant extent, upon our ability to discover or in-license research and development projects for development or to acquire new products. The failure to discover, in-license, or acquire projects or products, on a commercially viable basis, could have a material adverse effect on our financial position.

(iii) The actions of governments, regulators and customers can affect the ability to sell or market products profitably.

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

In addition, the purchase of pharmaceutical products could be significantly influenced by the following, which would result in lower prices and a reduced demand for our products:

o    the ongoing trend toward managed health care in the U.S.,
o    a change in the quotas for Scheduled drugs regulated by the DEA,
o legislative proposals to reform health care and government insurance programs, or
o price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

In both the U.S. and the U.K., a small number of large wholesale distributors control a significant share of each market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of our products.

(iv) We enter into strategic partnerships for the development and commercialization of our products. The failure of a strategic partner to deliver the required results could result in delays in approval or loss of revenue.

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

(v) The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to operate our business and to develop and market products.

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

(vi) We intend to explore acquisitions and our future growth will partly depend on the completion of such transactions. If we do complete acquisitions but fail to integrate these successfully, we may have products or operations that do not yield any benefit.

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

If we complete one or more significant acquisitions through the issuance of common shares or ADS's, holders of common shares and ADS's could suffer significant dilution of their ownership interests.

(vii) If we are unable to meet the requirements of regulators in relation to a particular product, we may be unable to develop and market the product.

Drug companies are required to obtain regulatory approval before manufacturing and marketing most drug products. Regulatory approval is generally based on the results of:

o    quality testing (chemistry, manufacturing and controls)
o    non-clinical testing, and
o    clinical testing.

The clinical development, manufacture, marketing and sale of pharmaceutical products are subject to extensive regulation, including separate regulation by each country in the EU, the EU itself and federal, state and local regulation in the U.S. Unanticipated legislative and other regulatory actions and developments concerning various aspects of our operations and products may restrict our ability to sell one or more of our products or to sell those products at a profit. The primary regulatory authorities which regulate our ability to manufacture and sell pharmaceutical products include the MCA in the U.K., the FDA and the DEA in the U.S. and the Health Protection Branch of the Ministry of Health in Canada.

The generation of data is regulated and any generated data is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Required regulatory approvals may not be obtained in a timely manner, if at all. In addition, other regulatory requirements for any such proposed products may not be met. Even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products. Regulatory authorities have the power to:

o    revoke or suspend approvals of previously approved products,
o require the recall of products that fail to meet regulatory requirements, and
o close manufacturing plants that do not operate in conformity with current Good Manufacturing Practices and/or other regulatory requirements or approvals.

Such delays or actions could affect our ability to manufacture and sell our products.

(viii) If we are unable to complete successfully projects or clinical trials for the development of products, our products will not receive authorization for manufacture and sale.

Due to the complexity of the formulation and development of pharmaceuticals, we cannot be certain that we will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, we must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe or the U.S. (including the U.K. MCA, the EMEA in the EU and the U.S. FDA) may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project as it would no longer be economically viable.

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

(ix) If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to our reputation, the withdrawal of the product and legal action against us.

Our ability to sell any pharmaceutical products after the receipt of regulatory approval will depend on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of our products generally or those of our competitors could have an adverse effect on our ability to maintain or obtain regulatory approvals or successfully market our products. Our future results of operations will also depend on continued market acceptance of our current products and the lack of substitutes that are cheaper or more effective.

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

(x) If we cannot obtain the necessary financing, we may not be able to fund our expansion and repay our debts.

We anticipate that our existing capital resources, together with cash expected from operations and available from bank borrowings, should be sufficient to finance current and anticipated operations and working capital requirements for the next twelve months. However, the acquisition and licensing of products, the expansion of our sales force and any expansion or relocation of our facilities would require substantial capital resources. If adequate funds are not available, we may be unable to pursue acquisitions, or be forced to curtail in-licensing or research and development programs.

To satisfy our capital requirements, we may need to raise additional funds through public and private financings, including equity financings. We may also seek additional funding through corporate collaborations and other financing arrangements. We do not know whether adequate funds will be available when needed or on terms acceptable to us. Alternatively, we may need to obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or product candidates. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the value of common shares and ADS's.

(xi) A change in the value of the U.S. dollar could adversely affect our results.

Changes in exchange rates, particularly those between the U.S. dollar, British pound and Canadian dollar will affect our results of operations. For the year ended December 31, 2002, approximately 21% of our revenue was earned in currencies other than U.S. dollars and approximately 47% of our expenses were in currencies other than U.S. dollars.

(xii) Any decrease in the sales of ADDERALL XR, or ADDERALL could significantly reduce our revenues.

In 2002, sales of ADDERALL XR and ADDERALL were $427.7 million, representing approximately 41% of our revenues. Any factors that decrease sales or reduce production of ADDERALL XR or ADDERALL would significantly reduce our revenues and earnings. These include:

o issues impacting the production of ADDERALL XR and ADDERALL or our supply of amphetamine salts,
o factors adversely impacting the production process at the DSM manufacturing facility,
o development and marketing of competitive pharmaceuticals (including generic versions -(see details above under "Treatments for central nervous system disorders" and "Intellectual property"),
o technological advances (including the introduction of competing non-scheduled ADHD treatments),
o loss of patent protection or ability of competitors to challenge, circumvent or infringe our patents (see details above under "Intellectual property" and below under "Legal proceedings"),
o    changes in reimbursement policies of third-party payers,
o    government action/intervention,
o    marketing or pricing actions by our competitors,
o    public opinion towards ADHD treatments,
o    product liability claims, or
o    changes in prescription writing practices.

(xiii) Any decrease in the sales of 3TC could significantly reduce our revenues and earnings.

We receive a royalty on the worldwide sales of 3TC except for Canada where we have established a partnership with GSK. In 2002 our royalty income for 3TC sales was $132.5 million representing approximately 13% of our revenues. This income stream generates a larger proportion of our net income as there are minimal costs associated with this income.

Any factors that decrease sales or reduce the production of 3TC by GSK could significantly reduce our revenues and earnings. These include:

o    development and marketing of competitive pharmaceuticals,
o    technological advances,
o loss of patent protection or ability of competitors to challenge or circumvent patents,
o    government action/intervention,
o    marketing or pricing actions by our competitors to GSK,
o    public opinion towards AIDS treatments, or
o    product liability claims,

(xiv) Contracts, intellectual property patents and other agreements are used in all areas of operation of the business. These may contain conditions that do not protect our position or that we cannot comply with.

Contracts form the basis of agreement in many key activities such as mergers and acquisitions, arrangements with suppliers and outsourcing, or product licensing and marketing. These contracts may contain conditions that impose duties on the parties involved or may fail to contain adequate conditions to protect our position. We may be unable to meet these conditions or may be unable to enforce other parties to comply. We may, therefore, suffer financial loss or penalty.

An important part of our business strategy is to protect our products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, our success depends upon the ability of our collaborators and licensors to protect their own intellectual property rights. Patents and patent applications covering a number of the technologies and processes owned or licensed to us have been granted, or are pending in various countries, including the U.S. We intend to enforce vigorously our patent rights and believe that our collaborators intend to vigorously enforce patent rights they have licensed to us. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to our products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. Our patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. We cannot assure you that our patents and patent applications or those of our third party manufacturers will provide valid patent protection sufficiently broad to protect our products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, we are party to litigation or other proceedings relating to intellectual property rights. See detail above under "Intellectual property" and below under "Legal proceedings".

Additionally, our products or the technologies or processes used to formulate or manufacture those products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of our products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent us or our strategic collaborators from developing, manufacturing or selling our products. We may need to obtain licenses for intellectual property rights from others to develop, manufacture and market commercially viable products. We may not be able to obtain these licenses on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

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

(xv) Throughout our business and particularly through the sale of our products, we may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation.

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

The risk of product liability claims, product recalls, litigation and associated adverse publicity is inherent in the testing, manufacturing, marketing and selling of pharmaceutical products. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against us could require us to pay a substantial monetary award. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although we carry product liability insurance, this coverage may not be adequate. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products.

Item 3 provides a summary of significant legal proceedings in which we are currently involved.

(xvi) Any loss of key personnel could cause us subsequent financial loss.

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

(f) Available information

Shire maintains a website on the World Wide Web at www.shire.com. Shire makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Shire's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The information on our website is not part of or incorporated by reference in this Annual Report.

ITEM 2: Properties

We occupied the following principal premises as at December 31, 2002:



                                                                                             Approximate       Owned or Leased
Location                         Use                                                      Square Footage
---------------------            --------------------------                          ----------------------    ---------------
Chineham, Hampshire, U.K.        Office accommodation (Global Headquarters)                       35,000                Owned

Rockville, Maryland, USA         Office accommodation, laboratories and GCMP suite                59,000               Leased
                                 (Shire Laboratories Inc.)

Rockville, Maryland, USA         Office accommodation (Shire Pharmaceuticals                      40,000               Leased
                                 Development Inc.)

Northern Kentucky, USA           Distribution facility(Shire US Inc.)                             50,000               Leased

Newport, Kentucky, USA           Office accommodation (Shire US Inc.)                             87,700               Leased

Owings Mills, Maryland, USA      Manufacturing facility                                           90,000               Leased
Columbia, Maryland, USA          Manufacturing facility                                           15,000               Leased
Valley Stream, New York, USA     Schedule II manufacturing facility and                            9,500               Leased
                                 laboratories

Buffalo Grove, Illinois, USA     Distribution facility (Shire US Inc.)                            70,000                Owned

Northborough, Massachusetts,     Office accommodation, laboratories and GCMP suite                61,600                Owned
USA                              (Shire BioChem Inc.)

Laval, Quebec, Canada            Office accommodation and laboratories (Shire                    193,500                Owned
                                 BioChem Inc.)

Laval, Quebec, Canada            Vaccines production (Shire BioChem Inc.)                         15,200               Leased
Sainte Foy, Quebec, Canada       Office accommodation, manufacturing facility and                118,000                Owned
                                 laboratories (Shire BioChem Inc.)
Paris, France                    Office accommodation                                              3,600               Leased

Cologne, Germany                 Office accommodation                                              3,000               Leased

Madrid, Spain                    Office accommodation                                              1,400               Leased

Firenze, Italy                   Office accommodation                                              2,700               Leased



We also have a representative office in Singapore and have other smaller locations both in some of the countries listed above and in several other countries around the world.

ITEM 3: Legal proceedings

(a) General

The risk of product liability claims, product recalls, litigation and associated adverse publicity is inherent in the testing, manufacturing, marketing and selling of pharmaceutical products. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against us could require us to pay a substantial monetary award. If, in the absence of insurance, we do not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, we could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although we carry product liability insurance, this coverage may not be adequate. In addition, we cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products.

(b) Phentermine

Shire US Inc. (SUS) is a defendant in eleven lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 3,804 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,756 cases. Shire is awaiting the furtherance of proceedings in the remaining 37 law suits.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine. Legal expenses to date have been paid by Eon, the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

(c) ADDERALL

Shire's extended release "once daily" version of ADDERALL, ADDERALL XR is covered by U.S. patent No. 6,322,819 (the '819 Patent). In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's extended release mixed amphetamine salt product which is the subject of a Barr pending ANDA application. On February 24, 2003 Shire Laboratories Inc. filed suit against Barr in the U.S. District Court for the Southern District of New York for infringement of the '819 Patent with respect to this ANDA. The Hatch-Waxman Act provides for an automatic stay of up to 30 months of FDA approval for Barr's ANDA to market its generic version of ADDERALL XR to allow the Court to resolve the patent infringement lawsuit. However, there can be no assurance that the Company will be successful in the suit. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA application. This may have a material adverse impact on the Company's results and financial position . In the event that the Company does not prevail in the suit, a generic version of ADDERALL XR could not be launched before October 2004, the current expiry of the existing Hatch-Waxman exclusivity.

For details relating to the Company's receipt of Paragraph IV notices relating to ADDERALL, see section headed "Intellectual property " .

Shire filed a Complaint against Barr on April 30, 2002 in the District Court of New Jersey. In the Complaint, Shire requested a preliminary and permanent injunction to prevent Barr from marketing a mixed amphetamine salt product in a trade dress similar to that of ADDERALL. Shire requested that Barr recall all such products and also asked for damages. An order denying the preliminary injunction was issued on August 26, 2002. Shire filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on September 16, 2002 appealing the denial of Shire's motion for a preliminary injunction.

(d) Emory

Shire BioChem was involved in worldwide patent disputes with Emory University (Emory) relating to lamivudine, wherein Shire BioChem opposed certain patents and patent applications of Emory and wherein Emory opposed certain patents and patent applications of Shire BioChem. Pursuant to a global Settlement Agreement, finalized in May 2002, Emory has granted Shire and GSK an exclusive license under Emory's patent rights for lamivudine. The Settlement Agreement provides for the resolution of all worldwide patent disputes between the parties relating to lamivudine and FTC, including pending opposition and revocation proceedings in Europe, South Korea and Australia. The settlement involves a small royalty payment on worldwide sales of lamivudine and a license under Shire's FTC patent rights, in consideration for the settlement of all claims against Shire and GSK relating to lamivudine.

Shire BioChem was also involved in worldwide patent disputes with Emory and the University of Georgia Research Foundation (Georgia) relating to certain dioxolane nucleoside analogs. Shire BioChem opposed certain patents and patent applications of Emory and Georgia and Emory opposed a European patent of Shire BioChem. Pursuant to a global Settlement and License Agreements finalized in August 2002 by Shire BioChem, Shire, Georgia and Triangle Pharmaceuticals Inc. (Triangle), Shire will grant an exclusive royalty bearing license to Emory, sub licensable to Triangle, for certain dioxolane nucleoside analogues, including diamino purine dioxolane (DAPD). Emory, Georgia and Triangle will grant an exclusive royalty bearing license to Shire for certain dioxolane nucleosides, including SPD 756. The compounds the subject of these licenses are in development. A royalty will be payable by Shire upon commercialization of SPD
756. The Settlement and License Agreements provide for the resolution of all worldwide patent disputes relating to the licensed patents.

(e) Other matters

In addition, the Company is involved in claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.

ITEM 4: Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

ITEM 4A: Executive officers of the registrant

Our directors and executive officers as of March 28, 2003 were as follows:

Name                            Age      Position
Dr James Cavanaugh               66      Non-executive Chairman
Matthew Emmens                   51      Chief Executive
Rolf Stahel                      58      Former Chief Executive*
Angus Russell                    46      Group Finance Director
Dr Wilson Totten                 47      Group Research and Development Director
Dr Barry Price                   59      Senior Non-executive Director
Ronald Nordmann                  61      Non-executive Director
Dr Francesco Bellini             55      Non-executive Director
The Hon. James Andrews Grant     65      Non-executive Director
Gerard Veilleux                  60      Non-executive Director


The brief biographical details of the Directors are as follows:

Dr James Cavanaugh joined the Board on March 24, 1997 and was appointed as Non-executive Chairman with effect from May 11, 1999. Dr Cavanaugh is a General Partner of HealthCare Ventures LLC. Formerly he was President of SmithKline & French Laboratories, the U.S. pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation's clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the U.S. for Health Affairs on the White House Staff in Washington, D.C. He is Non-executive Chairman of Diversa Corporation and Vicuron, Inc. and a Non-executive Director of MedImmune Inc. Dr Cavanaugh is a member of the Remuneration Committee, the Audit Committee and the Nomination Committee.

Matthew Emmens joined Shire Pharmaceuticals Group plc as Chief Executive and member of the Board on March 12, 2003. Mr Emmens, 51, began his career in international pharmaceuticals in 1974 when he joined Merck & Co. He held a wide range of sales, marketing and training positions with Merck & Co before moving to help establish Astra Merck, the joint venture with Astra Pharmaceuticals. He later became its president and chief executive. Astra Merck Inc. became an independent, top 20 U.S. pharmaceutical company with annualized sales in excess of $4 billion and 4000 employees. In 1999 he joined Merck KGaA and established EMD Pharmaceuticals, the company's U.S. prescription pharmaceutical business. Until Mr Emmens joined Shire, he was based in Darmstadt, Germany as president of Merck's global prescription pharmaceuticals business, which in the year 2002 achieved sales of U.S. $2 billion. Mr Emmens graduated from Fairleigh Dickenson University in Rutherford, New Jersey, U.S., with a BS in Business Administration. Mr Emmens is a member of the Executive Committee.

*Rolf Stahel joined Shire in March 1994 as Chief Executive from Wellcome plc where he worked for 27 years in Switzerland, Italy, Thailand, Singapore and the U.K. As Regional Director based in Singapore, Mr Stahel was responsible for 18 Pacific Rim countries. From April 1990 until February 1994, he served as Director of Group Marketing reporting to the Chief Executive. A business studies graduate of KSL Lucerne, Switzerland, he attended the 97th Advanced Managers Program at Harvard Business School. Mr Stahel received the Chief Executive Officer of the Year Award 2001 for the global pharmaceutical industry.

In March 2003, Mr Stahel stepped down as Chief Executive and as a director of the Company.

Angus Russell joined Shire on December 13, 1999 as Group Finance Director. Mr Russell worked for ICI, Zeneca and AstraZeneca for a total of 19 years. His last position was Vice President - Corporate Finance at AstraZeneca plc, where he was responsible for financial input into mergers and acquisitions activities, management of tax, legal and finance structure, investor relations activities and the management of various financial risks. Prior to this, he held a number of positions within Zeneca Group plc from 1993 until 1999, including Group Treasurer, and before that in ICI from 1980 until 1992. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand and is a fellow of the Association of Corporate Treasurers. Mr Russell is a member of the Executive Committee.

Dr Wilson Totten joined Shire in January 1998 as Group Research and Development Director. Dr Totten is a medical doctor and has wide experience in the pharmaceutical industry covering all phases of drug development. He has substantial experience in the field of central nervous system disorders. His last position was Vice President of Clinical Research and Development with Astra Charnwood where he served from 1995 to 1997, having previously worked for Fisons Pharmaceuticals from 1989 to 1995, and prior to that with 3M Health Care and Eli Lilly. Dr Totten is a member of the Executive Committee.

Dr Barry Price joined the Board on January 24, 1996 having spent 28 years with Glaxo holding a succession of key executive positions with Glaxo Group Research. He is Chairman of Antisoma plc and also Biowisdom Ltd. He is also on the board of directors of Pharmgene plc. Dr Price is Chairman of the Remuneration Committee, and a member of both the Audit Committee and the Nomination Committee.

Ronald Nordmann joined the Board of Shire on December 23, 1999 as a Non-executive Director. He was formerly a Director of Roberts Pharmaceutical Corporation since May 1999 and has been a financial analyst in healthcare securities since 1971. From September 1994 to January 2000 he was an analyst and partner at Deerfield Management. He has held senior positions with PaineWebber, Oppenheimer & Co., F. Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert. Mr Nordmann received his undergraduate degree from The Johns Hopkins University and an M.B.A. from Fairleigh Dickinson University. Mr Nordmann is also a Director of Guilford Pharmaceuticals Inc., Neurochem, Inc. and Pharmaceutical Resources, Inc. Mr Nordmann is acting Chairman of the Audit Committee and a member of the Nomination Committee.

Dr Francesco Bellini joined the Board on May 14, 2001 as a Non-executive Director. Dr Bellini is Chairman of Picchio International Inc. and Neurochem, Inc. and is also on the board of several companies and organizations such as Molson Inc. and Industrial-Alliance Life Insurance Co. Formerly, he was Chairman and Chief Executive Officer of BioChem which he co-founded in 1986.

The Hon. James Andrews Grant joined the Board on May 14, 2001 as a Non-executive Director. He was formerly a Director of BioChem since 1986, and is a partner with the law firm of Stikeman Elliot in Montreal. Mr Grant sits on the boards of two other Canadian corporations in addition to other foundations and councils that are not for profit organizations. He attended McGill University receiving a B.A. in arts in 1958 and a B.C.L in Law in 1961. Mr Grant is a member of the Nomination Committee.

Gerard Veilleux joined the Board on May 14, 2001 as a Non-executive Director. He was formerly a Director of BioChem since 1999. He is president of Power Communications Inc. and Vice President of Power Corporation, a diversified management and holding company. Mr Veilleux is a director of several public and private companies as well as a member of the Board of Governors of McGill University. He has a Masters degree in public administration from Carleton University and a Batchelor of Commerce from Laval University. Mr Veilleux is a member of the Remuneration Committee.

                                     PART II

ITEM 5: Market for the registrant's common equity and related stockholder matters

(a) Common shares

Our common shares are traded on the London Stock Exchange (LSE). The following table presents the per share closing mid-market quotation for our common shares as quoted in the Daily Official List of the LSE for the periods indicated.

                                    High(pound)per        Low(pound)per
                                      common share         common share
                                     -------------       --------------
Year ended December 31, 2002
1st Quarter                                   8.86                 4.84
2nd Quarter                                   6.61                 4.83
3rd Quarter                                   6.61                 4.52
4th Quarter                                   5.52                 3.73

Year ended December 31, 2001
1st Quarter                                  13.39                 8.65
2nd Quarter                                  12.94                10.01
3rd Quarter                                  13.19                 8.50
4th Quarter                                  11.12                 8.15

The total number of record holders of common shares as of March 24, 2003 was 10,637 of which 122 were registered as U.S. holders.

(b) American Depository Shares

American Depository Shares (ADSs) each represent three common shares. An ADS is evidenced by an American Depository Receipt (ADR) issued by Morgan Guaranty Trust Company of New York as depository, and are quoted on the NASDAQ National Market. As of March 24, 2003, the proportion of common shares represented by ADRs was 24% of the common shares outstanding.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated.

                                           High $                Low $
                                          Per ADS              Per ADS
                                    -------------       --------------
Year ended December 31, 2002
1st Quarter                                 38.50                20.36
2nd Quarter                                 29.63                21.20
3rd Quarter                                 31.06                20.90
4th Quarter                                 26.11                17.01

Year ended December 31, 2001
1st Quarter                                 59.12                35.75
2nd Quarter                                 56.10                41.69
3rd Quarter                                 57.40                34.39
4th Quarter                                 48.78                34.37



The number of record holders of ADSs in the U.S. as of March 24, 2003 was 420. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

(c) Dividend policy

Historically, we have not paid any dividends. We do however review the appropriateness of paying a dividend from time to time. As a matter of English law, we may pay dividends only out of our distributable profits, which are the accumulated realized profits under U.K. GAAP of the parent company, Shire Pharmaceuticals Group plc and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 2002, we had an accumulated deficit of (pound)18.5 million (approximately $29.8 million). Future dividend policy will be dependant upon our distributable profits, our financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

(d) Approval of non-audit services

The Chairman of the Audit Committee of Shire pre-approves all non-audit services, including tax advisory and compliance services, provided by the Company's independent auditors, Deloitte and Touche. A process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Annual Report.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 were derived from the audited consolidated financial statements of Shire Pharmaceutical Group plc ("Shire), included herein. The selected consolidated financial data presented below as of December 31, 2000, 1999 and 1998 and for the two years ended December 31, 1999 were derived from the audited consolidated financial statements of Shire, which are not included herein.

We have restated our results for all periods, other than 2002 and 2001, presented below to combine the results of BioChem, the merger with whom was accounted for as a pooling of interests. We have also restated the results for all periods, other than 2002, presented to reflect the disposal of our OTC business, which has been accounted for as a discontinued operation. In addition, we have restated the results of 1998 to combine the results of Roberts, the merger with whom was accounted for as a pooling of interests. Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

The selected consolidated financial data should be read in conjunction with "Item 7: Management's discussion and analysis of financial condition and results of operations" and with our consolidated financial statements and related notes appearing elsewhere in this report.


Year ended December 31,                                     2002             2001            2000             1999            1998
                                                           $'000            $'000           $'000            $'000           $'000
                                                      ----------       ----------      ----------       ----------      ----------
Statement of Operations:
Revenues                                               1,037,298          852,956         647,654          515,447         410,969
Operating expenses                                     (710,260)        (709,848)       (507,379)        (559,911)       (341,189)
                                                      ----------       ----------      ----------       ----------      ----------
Operating income/(loss)                                  327,038          143,108         140,275         (44,464)          69,780
Interest and other, net                                    2,022         (41,581)         111,842           23,064          14,092
                                                      ----------       ----------      ----------       ----------      ----------
Income/(loss) before income taxes,
extraordinary items and discontinued operations          329,060          101,527         252,117         (21,400)          83,872
Income taxes                                            (88,350)         (68,897)        (43,564)         (18,695)         (4,682)
Equity method investees                                    1,668            1,985         (3,809)                -               -
                                                      ----------       ----------      ----------       ----------      ----------

Income/(loss) from continuing operations and
before extraordinary items                               242,378           34,615         204,744         (40,095)          79,190
Extraordinary items, net of tax                                -          (2,604)               -                -               -
                                                      ----------       ----------      ----------       ----------      ----------

Income/(loss) from continuing operations                 242,378           32,011         204,744         (40,095)          79,190
Income/(loss) from discontinued operations, net
of tax                                                     6,108            6,748           6,983          (7,337)           2,850
Gain on disposition of discontinued operations,
net of tax                                                 2,083                -               -                -
                                                      ----------       ----------      ----------       ----------      ----------
Net income/(loss)                                        250,569           38,759         211,727         (47,432)          82,040
                                                      ----------       ----------      ----------       ----------      ----------




Year ended December 31,                                     2002             2001            2000             1999            1998
                                                           $'000            $'000           $'000            $'000           $'000
                                                      ----------       ----------      ----------       ----------      ----------
Earnings/(loss) per share - basic
Income from continuing operations before
extraordinary items                                        48.4c             7.0c           42.4c           (8.3)c           15.0c
Income from discontinued operations                         1.6c             1.4c            1.4c           (1.5)c            2.1c
Extraordinary items, net of tax                                -           (0.5)c               -                -               -
                                                      ----------       ----------      ----------       ----------      ----------
                                                           50.0c             7.9c           43.8c           (9.8)c           17.1c
                                                      ----------       ----------      ----------       ----------      ----------

Earnings/(loss) per share - diluted
Income from continuing operations before
extraordinary items                                        47.4c             6.9c           41.4c           (8.3)c           14.6c
Income from discontinued operations                         1.6c             1.3c            1.4c           (1.5)c            2.0c
Extraordinary items, net of tax                                -           (0.5)c               -                -               -
                                                      ----------       ----------      ----------       ----------      ----------
                                                           49.0c             7.7c           42.8c           (9.8)c           16.6c
                                                      ----------       ----------      ----------       ----------      ----------

Weighted average number of shares:
Basic                                                500,687,594      492,594,226     482,890,070      484,358,876     480,827,784
Diluted                                              522,418,246      504,875,587     494,691,805      484,358,876     494,149,715
                                                      ----------       ----------      ----------       ----------      ----------



As a consequence of the adoption of SFAS No. 142 with effect from January 1, 2002, the amortization expense shown for 2002 in the selected consolidated financial data presented below is not on a consistent basis of accounting with earlier periods. The impact of this is shown in Note 12 of our consolidated financial statements included herein.


December 31,                                                2002             2001            2000             1999            1998
                                                           $'000            $'000           $'000            $'000           $'000
                                                      ----------       ----------      ----------       ----------      ----------
Balance Sheet:
Total current assets                                   1,467,096        1,140,555         695,853          520,023         445,972
Total assets                                           2,208,623        1,910,731       1,548,495        1,351,791       1,210,153
Total current liabilities                                213,271          231,616         227,850          233,818          99,770
Total liabilities                                        635,457          647,742         374,109          471,905         236,921
Total shareholders' equity                             1,573,166        1,262,989       1,174,386          879,886         973,232
                                                      ----------       ----------      ----------       ----------      ----------


ITEM 7: Management's discussion and analysis of financial condition and results of operations

We have restated our results for all periods, other than 2002 and 2001, discussed below to combine the results of BioChem, the merger with whom was accounted for as a pooling of interests. The results for all periods, other than 2002, disclosed below have also been restated to reflect the disposal of our OTC business which has been accounted for as a discontinued operation.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

(a) Results of operations for the years ended December 31, 2002 and 2001

(i) Overview
For the year ended December 31, 2002, our total revenues increased by 22% to $1,037.3 million, compared to $853.0 million in fiscal 2001. Net income for the year ended December 31, 2002 was $250.6 million compared to $38.8 million in 2001, an increase of 546%. However, as net income in the year ended December 31, 2001 included $121.2 million of other charges comprising asset impairment and restructuring costs ($29.6 million), merger related transaction expenses ($83.5 million) and a loss from the sale of our manufacturing facility in Toronto, Canada ($8.1 million), this growth rate appears much higher than that attributed to our ongoing operating activities.

(ii) Total revenues
Our revenues are primarily derived from sales of our pharmaceutical products and royalties earned on products we have out-licensed to third parties to market on our behalf. The following table provides an analysis of our total revenues by source:

Year ended December 31,                       2002         2001        Change
                                                $m           $m             %
                                          --------     --------      --------
Product sales                                859.4        699.4         + 23%
Licensing and development                      3.1          5.5         - 44%
Royalties                                    174.8        145.2         + 20%
Other                                            -          2.9             -
                                          --------     --------      --------
Total                                      1,037.3        853.0         + 22%
                                          --------     --------      --------


(iii) Product sales
For the year ended December 31, 2002, our product sales increased by 23% to $859.4 million, compared to $699.4 million in the prior year. The following table provides an analysis of our key product sales:

Year ended December 31,                       2002         2001        Change
                                                $m           $m             %
                                          --------     --------      --------
ADDERALL XR                                  317.9         32.6         +874%
ADDERALL                                     109.8        317.7          -65%
AGRYLIN                                      119.2         85.5          +39%
PENTASA                                       87.2         75.5          +15%
PROAMATINE                                    50.9         38.0          +34%
CARBATROL                                     45.3         36.8          +23%
CALCICHEW range                               23.2         20.9          +11%
Others                                      105.9         92.4          +15%
                                          --------     --------      --------
Total                                       859.4        699.4          +23%
                                          --------     --------      --------

The following discussion includes references to prescription and market share data for our key products. The source of this data is IMS December 2002.

ADDERALL franchise
At the outset, 2002 was to be a challenging year for our ADDERALL franchise, as we expected to face strong competition from generic products. In mid February 2002, Barr Laboratories Inc. announced FDA approval to market a generic version of ADDERALL. We had launched a new patent protected, once daily, formulation of ADDERALL, called ADDERALL XR, in the U.S. on November 5, 2001. Thus, our challenge for 2002 was to continue converting patients from our twice/three times daily ADDERALL product to the new patent protected formulation.

For the year ended December 31, 2002, sales of ADDERALL XR were $317.9 million compared to $32.6 million in the last two months of 2001 (the year of launch).

Sales of ADDERALL for the year ended December 31, 2002 were $109.8 million compared to $317.7 million in the comparative period. This decline in ADDERALL sales is largely due to our success in converting patients to the new patent protected, once daily formulation of the drug. In addition, we have lost some ADDERALL sales to generic competitors who launched their competing products from the middle of February 2002. According to IMS data, total dollar sales from generic versions of ADDERALL were $127.2 million in 2002.

On a combined basis, product sales from the ADDERALL franchise in 2002 were up $77.4 million, a 22% increase compared to the prior year. Over the same period, the number of prescriptions written for the two products was marginally higher than the prior year, up 0.6%. This demonstrates that although our share of the U.S. ADHD prescription market in December 2002 was 28.8%, versus 34.4% in December 2001, the total ADHD market is growing strongly in dollar terms, 32% during 2002.

ADDERALL XR is sold at a higher price than ADDERALL, and this has had a favorable impact on our sales revenue in 2002. In addition, a lower Medicaid utilization and rebate payments on ADDERALL XR sales have also had a positive effect on our 2002 net sales, which we estimate to be between $25 million and $30 million.

$17.4 million of ADDERALL XR shipments were not recognized as revenue in 2001 as, following the guidelines of Staff Accounting Bulletin No. 101, we did not consider these sales to be realized and earned in that fiscal accounting period due to the extended credit terms we offered as an incentive to wholesalers on the initial launch stock. These sales were recognized in the first quarter of 2002. There have been no such terms offered on any of our products within the year ended December 31, 2002.

AGRYLIN
Total AGRYLIN sales for 2002 were $119.2 million, an increase of 39% compared to the prior year (2001: $85.5 million). Underlying prescriptions for AGRYLIN in the US, where it is the only product licensed for the treatment of essential thrombocythaemia, increased by 22%, supported by a price increase in January 2002. Shire achieved 26.5% of the total US AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2002, compared to 24.4% in December 2001.

PENTASA
For the year ended December 31, 2002 sales of PENTASA, a treatment for ulcerative colitis, were up 15% at $87.2 million (2001: $75.5 million). Over the same period, PENTASA benefited from modest prescription growth of 4%, which reflects limited physician promotions during 2002. PENTASA sales benefited from two factory price increases during 2002, a 9% rise in January 2002 and a further 7% increase in May 2002.

PENTASA had a prescription share of 17.6% of the U.S. oral mesalamine/olsalazine market in December 2002, compared with 18.6% in December 2001.

PROAMATINE
Sales of PROAMATINE, for the treatment of orthostatic hypotension, were $50.9 million, 34% higher than 2001 sales of $38.0 million. Underlying prescriptions grew by 15% during the year ended December 31, 2002. Approximately 11% of the reported sales growth is attributable to price increases. PROAMATINE sales also benefited from the launch of a new 10 mg strength during 2002.

PROAMATINE had a 25.3% share of the U.S. prescription market for PROAMATINE and fludrocortisone acetate prescriptions in December 2002, an increase from 23.6% in December 2001.

CARBATROL
Sales of CARBATROL, for the treatment of epilepsy, were $45.3 million in 2002, an increase of 23% over prior year sales of $36.8 million. Over the same period, underlying prescriptions grew by 7%. CARBATROL was launched in the U.S. in June 1998, and in the three years following launch the growth rate for this product has typically been much higher than the 23% achieved in 2002. We have experienced supply constraints throughout 2002 but these have now been addressed.

The acquisition of the APS manufacturing facility will allow us to shift production of CARBATROL in-house. We intend to promote CARBATROL more actively during 2003. In fact, we re-launched CARBATROL in the U.S. during January 2003. CARBATROL achieved 36.3% of the U.S. extended release carbamazepine prescription market in December 2002, compared with 35.5% in December 2001.

The following table presents our product sales by operating segment:

Year ended December 31,                       2002          2001        Change
                                                $m            $m             %
                                          --------      --------      --------
U.S.                                         714.7         587.5         + 22%
International                                144.7         111.9         + 29%
                                          --------      --------      --------
Total                                        859.4         699.4         + 23%
                                          --------      --------      --------

Product sales in the U.S. continue to represent a significant percentage of our worldwide sales, 83% in 2002 versus 84% in 2001. The growth in U.S. sales is 22% for 2002, which is lower than the 50% seen for the previous year. The main driver of this change was the slow down in growth within the U.S. ADDERALL franchise which, as explained above, was affected by product launches by generic competitors.

Sales growth in our International business was 29% in 2002, compared to 6% in the prior year. There have been several new product launches in this sector during 2002, including SOLARAZE and the continued roll-out of ADEPT. The CALCICHEW range of products for the treatment of osteoporosis, continue to perform well and delivered sales growth of 11% in 2002.

(iv) Licensing and development
Our licensing and development income decreased by $2.4 million to $3.1 million for the year to December 31, 2002. This was mainly due to a decrease in Shire Laboratories' drug delivery contract revenue and the fact that 2001 revenues included license fee income of $1.0 million in respect of galantamine from Johnson & Johnson.

Now that we have our own sales and marketing capabilities in seven of the major world pharmaceutical markets, it is less likely that we will seek third parties to market our own products on our behalf and thus, revenues from out-licensing activities is minimal. We continue to carry out some contract development work for third parties in the field of advanced drug delivery.

(v) Royalties
Royalty revenue increased 20% to $174.8 million for the year ended December 31, 2002 compared to $145.2 million in 2001. The following table provides an analysis of our royalty income:

Year ended December 31,                       2002          2001        Change
                                                $m            $m             %
                                          --------      --------      --------
3TC                                         132.5         120.1          +10%
ZEFFIX                                       21.2          16.9          +25%
Others                                       21.1           8.2         +160%
                                          --------      --------      --------
Total                                        174.8         145.2          +20%
                                          --------      --------      --------


For the products 3TC and ZEFFIX, we receive royalties from GSK on the worldwide sales, with the exception of Canada, where a partnership with GSK has been established.

In 2002, worldwide sales of 3TC amounted to $982.3 million, an increase of 9% compared to sales of $902.0 million in 2001. These amounts include the 3TC sales portion in COMBIVIR, a product that combines in a single tablet two antiretroviral drugs, AZT and 3TC. 3TC sales also included the 3TC portion in TRIZIVIR, a product that combines in a single tablet three antiretroviral drugs, AZT, 3TC and Ziagen.

Sales of ZEFFIX, our discovery for the treatment of chronic hepatitis B, contributed to the increase in royalty revenue in 2002. Sales of ZEFFIX totaled $185.6 million in 2002 compared to $149.0 million in 2001, an increase of 25%.

Other royalties are received in respect of REMINYL from Johnson & Johnson, and in addition a number of hormone replacement therapy (HRT) products from various licensees. The 160% growth rate shown above is largely due to REMINYL royalties.

(vi) Cost of product sales
For the year ended December 31, 2002 our cost of product sales amounted to 16% of product sales, a ratio consistent with 2001. A slight favorable mix of the higher margin products was mainly used to offset costs associated with enhancing internal and external production facility capabilities.

The production of ADDERALL was relocated from our Valley Stream facility to DSM Pharmaceuticals during 2002. We have a coordinated initiative to further upgrade manufacturing capacity and to rationalize our non-strategic manufacturing facilities within North America.

(vii) Research and development expenses
Research and development expenditure increased to $189.2 million in 2002 from $171.0 million in 2001, representing an increase of 11%. Included within research and development in 2001 is a warrant compensation charge of $4.5 million, relating to warrants issued to the Canadian government under the TPC contract. Excluding the effect of this warrant compensation charge, research and development expenditure increased by 14% and as a proportion of total revenues represented 18% (2001:20%).

Generally, we aim to invest between 18% and 20% of our total revenues in research and development projects, but the level of expenditure required each year is largely dictated by the development phase of existing and newly in-licensed projects. For example, the proportion of research and development spend required on FOSRENOL was much higher in 2001 when clinical trials were underway.

(viii) Selling, general and administrative expenses
Selling, general and administrative expenses increased from $303.5 million in 2001 to $386.0 million in 2002, an increase of 27%. As a percentage of product sales, these expenses were 45% (2001: 43%).

Higher selling, general, and administrative expenses were primarily due to increased selling and marketing expenses supporting higher field headcount and promotional efforts for recent product launches, including but not limited to, ADDERALL XR.

A component of selling, general and administrative expenses is depreciation and amortization, which decreased from $45.8 million in 2001 to $36.4 million in 2002.

For 2002, amortization expense consists of a charge of $23.5 million for the year in respect of intellectual property rights. In addition, there was a write-down, totaling $18.8m, of certain intangible assets following a periodic impairment review. The charge for the year has decreased because goodwill is no longer amortized in accordance with SFAS No. 142.

The depreciation charge for 2002 was $12.9 million, a decrease of $1.5 million compared to 2001. This reduction is primarily the result of the sale of our Canadian manufacturing facility part way through 2001.

(ix) Other charges
Other charges to operations for the year ended December 31, 2002 were $1.4 million, which were in respect of losses on the disposition of assets, primarily equipment disposed of during office relocations.

For the year ended December 31, 2001, other charges amounted to $123.3 million, of which $121.2 million was in connection with the BioChem merger comprising asset impairments and restructuring charges ($29.6 million), merger transaction expenses ($83.5 million) and losses on disposal of assets ($8.1 million). In addition, $56.0 million of the asset impairment charges were in respect of investments, and are shown in other expenses within the statement of operations. The Company also incurred a loss of $2.1 million on the disposition of non-strategic products during 2001.

(x) Interest income and expense
In the year ended December 31, 2002, we received interest income of $19.5 million compared with $19.7 million in 2001. Interest expense increased from $8.3 million in 2001 to $9.3 million in 2002. This increase reflects a full twelve months of interest expense in relation to the $400 million convertible notes, which we issued in August 2001. The notes bear interest at a fixed rate of 2% per annum.

(xi) Other (expense)/income, net
For the year ended December 31, 2002, other (expense)/income, net totaled $8.3 million. The main components were a $2.3 million mark to market loss recorded on the SERP fund, $8.7 million in respect of write-downs of non-current investments due to other than temporary impairments and $3.3 million income from the management of GeneChem funds.

(xii) Income taxes for continuing operations
For the year ended December 31, 2002 income taxes increased by 28% to $88.4 million (2001: $68.9 million). Our effective tax rate was 27% for the year ended December 31, 2002 (2001: 25% before stock compensation and merger costs). As of December 31, 2002 we had net deferred tax assets of $41.1 million (December 31, 2001: $39.7 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, we believe it is more likely than not that the deferred tax assets will be realized. See note 26 to the consolidated financial statements for expiry dates of these tax losses.

(xiii) Equity method investees
Income from equity method investees for the year ended December 31, 2002 was $1.7 (2001: $2.0 million). We received $2.6 million representing our 50% share of earnings from our commercialization partnership with GSK and we incurred a loss of $0.9 million representing our 50% share of the losses of our commercialization partnership with Qualia Computing Inc. Income from equity method investees for the year ended December 31, 2001, related solely to our 50% share of earnings from our commercialization partnership with GSK.

(xiv) Extraordinary items
There were no extraordinary items in respect of the year ended December 31, 2002. In the previous year we incurred a $2.6 million charge relating to the write-off of deferred financial charges on a term loan repaid as a result of our merger with BioChem.

(xv) Discontinued operations
Discontinued operations are in respect of our U.S. "Over-The-Counter" (OTC) business which was sold in December 2002.

The OTC products were acquired as part of our merger with Roberts in 1999 and consisted of non-prescription laxatives and dietary supplements. Our main strategic focus is on innovative prescription pharmaceuticals prescribed by specialty doctors.

Sales generated by the OTC products represented approximately 2.8% of our total product sales in 2002 and 3.5% of our total sales in 2001.

Further details of this transaction are disclosed in note 5 to the consolidated financial statements.

(b) Results of operations for the years ended December 31, 2001 and 2000

(i) Overview
For the year ended December 31, 2001, total revenue increased by 32% to $853.0 million, compared to $647.7 million in fiscal 2000. This increase was primarily the result of an increase in product sales.

Net income for the year ended December 31, 2001 was $38.8 million compared to $211.7 million in 2000. Following our merger with BioChem, the 2001 results include $121.2 million of other charges comprising asset impairment and restructuring costs ($29.6 million), merger related transaction expenses ($83.5 million) and a loss from the sale of our manufacturing facility in Toronto, Canada ($8.1 million). Net income in the year ended December 31, 2000 included income of $104.0 million related to a gain recognized on the disposal of our non-strategic long-term investment in North American Vaccine, Inc. (NAVA).

(ii) Total revenues
The following table provides an analysis of our total revenues by source:

Year ended December 31,                      2001          2000        Change
                                               $m            $m             %
                                          -------       -------       -------
Product sales                               699.4         496.8         + 41%
Licensing and development                     5.5          14.1         - 61%
Royalties                                   145.2         135.5          + 7%
Other                                         2.9           1.3        + 123%
                                          -------       -------       -------
Total                                       853.0         647.7         + 32%
                                          -------       -------       -------


(iii) Product sales
For the year ended December 31, 2001, our product sales increased by 41% to $699.4 million, compared to $496.8 million in the prior year. The following table provides an analysis of our key product sales:

Year ended December 31,                       2001         2000        Change
                                                $m           $m             %
                                          --------     --------      --------
ADDERALL XR                                   32.6            -           N/a
ADDERALL                                     317.7        213.9          +48%
AGRYLIN                                       85.5         57.7          +48%
PENTASA                                       75.5         54.2          +39%
PROAMATINE                                    38.0         23.7          +60%
CARBATROL                                     36.8         25.6          +44%
CALCICHEW range                               20.9         16.3          +28%
Others                                       92.4        105.4          -12%
                                          --------     --------      --------
Total                                       699.4        496.8          +41%
                                          --------     --------      --------

The following discussion includes references to prescription and market share data for our key products. The source of this data is IMS December 2001.

ADDERALL franchise
We launched a new improved, patent protected, once daily formulation of ADDERALL, called ADDERALL XR in the U.S. on November 5, 2001. ADDERALL XR on February 21, 2002, just 16 weeks from launch date, had achieved a 14% share of the U.S. ADHD prescription market. ADDERALL XR exceeded all previous records for launching a new product in this therapeutic area. By February 21, 2002, the total ADDERALL franchise had achieved a 37% market share, an increase of 5 percentage points since the launch of ADDERALL XR.

For the year ended December 31, 2001, sales of ADDERALL were $317.7 million, representing 48% growth over the prior year. ADDERALL XR, in the period from launch date to December 31, 2001, achieved sales of $32.6 million including $11 million of launch stock. On a combined basis, these products delivered sales growth of 64% and achieved a 34.4% share of the prescription market for ADHD in the U.S. in December 2001 (December 2000: 33.0%).

AGRYLIN
Sales of AGRYLIN, the only U.S. product licensed for the treatment of thrombocythemia, grew by 48% to $85.5 million (2000: $57.7 million). We achieved 24.4% of the total U.S. AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2001, compared to 18.8% in December 2000.

PENTASA
Sales of PENTASA, for the treatment of ulcerative colitis, were up 39% at $75.5 million (2000: $54.2 million), due in part to price increases and also the renegotiation of our contracts with Managed Care during the past twelve months. Underlying prescriptions grew by 9% for the year 2001. PENTASA had a scrip share of 18.6% of the U.S. oral mesalamine/olsalazine market in December 2001, compared with 18.0% in December 2000.

PROAMATINE
Sales of PROAMATINE, for the treatment of orthostatic hypotension, were $38.0 million, 60% higher than 2000 sales of $23.7 million, due in part to price increases and also the renegotiation of our contracts with Managed Care during the year. Underlying prescriptions grew by 18% during the year ended December 31, 2001. The U.S. prescription market for PROAMATINE and Floudrocortisone presciptions showed that PROAMATINE had a 23.6% share for the month of December 2001, an increase from 21.7% in December 2000.

CARBATROL
CARBATROL, containing carbamazepine for the treatment of epilepsy, recorded sales of $36.8 million in 2001, an increase of 44% over prior year sales of $25.6 million. CARBATROL achieved 35.5% of the U.S. extended release carbamazepine prescription market in December 2001, compared with 30.9% in December 2000.

The following table presents our net product sales by operating segment:

Year ended December 31,                      2001          2000        Change
                                               $m            $m             %
                                          -------       -------       -------
U.S.                                        587.5         391.2         + 50%
International                               111.9         105.6          + 6%
                                          -------       -------       -------
Total product sales                         699.4         496.8         + 41%
                                          -------       -------       -------


Product sales in the U.S. represented a significant percentage of our worldwide sales, increasing to 84% in 2001 from 79% in 2000. The main driver of the 50% growth in revenue for this operating segment was the ADDERALL franchise.

(iv) Licensing and development
As expected, following the launch by Janssen of REMINYL, Shire's Alzheimer's drug, re-imbursement of associated research and development costs by Janssen came to an end. Consequently, our licensing and development income decreased by 61% to $5.5 million (2000: $14.1 million).

(v) Royalties
Royalty revenue increased 7% to $145.2 million in 2001 compared to $135.5 million in 2000.

We receive royalties from GSK on the worldwide sales of 3TC and ZEFFIX, with the exception of Canada, where a partnership has been established with GSK.

In 2001, worldwide sales of 3TC amounted to $902.0 million, an increase of 4% compared to sales of $863.5 million in 2000. These amounts include the 3TC sales portion in COMBIVIR, a product that combines in a single tablet two antiretroviral drugs, AZT and 3TC. 3TC sales also included the 3TC portion in TRIZIVIR, a product that combines in a single tablet three antiretroviral drugs, AZT, 3TC and Ziagen.

Sales of ZEFFIX, our discovery for the treatment of chronic hepatitis B, contributed to the increase in royalty revenue in 2001. Sales of ZEFFIX totaled $149.0 million in 2001 compared to $106.9 million in 2000, an increase of 39%. More than 80% of ZEFFIX sales were in the Asia Pacific region for both periods.

(vi) Cost of product sales
For the year ended December 31, 2001 cost of product sales amounted to 16% of product sales as compared to 19% in 2000. The higher margin products, ADDERALL XR, ADDERALL, PENTASA and AGRYLIN represented a higher proportion of total sales in 2001 (73%) compared to the prior year (66% of total sales). Improved pricing in respect of our ADHD franchise has also benefited the gross margin.

(vii) Research and development expenses
Research and development expenditure increased to $171.0 million in 2001 from $155.1 million in 2000, representing an increase of 10%. Included within research and development in 2001 is a warrant compensation charge of $4.5 million (2000: $nil). Excluding the effect of this warrant compensation charge, research and development expenditure increased by 7% and as a proportion of total revenues represented 20% (2000: 24%).

(viii) Selling, general and administrative expenses
Selling, general and administrative expenses increased from $230.2 million to $303.5 million, an increase of 32%.

Excluding the effects of stock option compensation charges of $2.3 million (2000: $21.9 million), selling, general and administrative costs increased by 45% to $301.2 million (2000: $208.3 million). As a percentage of product sales, selling, general and administrative expenses (excluding stock option compensation charges) were 43% (2000: 42%). The increase is in part due to the increased level of promotional spend associated with the ADDERALL XR launch.

A significant component of selling, general and administrative expenses are depreciation and amortization charges, which increased from $38.0 million in 2000 to $45.8 million in 2001 This increase is partly attributable to the purchase of several new products in Europe during 2001.

(ix) Other charges
For the year ended December 31, 2001, other charges amounted to $123.3 million, of which $121.2 million was in connection with the BioChem merger comprising asset impairments and restructuring charges ($29.6 million), merger transaction expenses ($83.5 million) and losses on disposal of assets ($8.1 million). In addition, $56.0 million of the asset impairment charges were in respect of investments, and are shown in other (expense)/income, net within the statement of operations.

The Company also incurred a loss of $2.1 million on the disposition of non-strategic products during 2001.

(x) Interest income and expense
In the year ended December 31, 2001, we received interest income of $19.7 million compared with $19.2 million in 2000. Interest expense decreased from $16.4 million in 2000 to $8.3 million in 2001. This decrease reflects the changes in our debt profile. We repaid an $80.0 million promissory note and a $125 million term loan in full in January and May of 2001 respectively. The interest expense in respect of the $400 million convertible notes, which we issued in August 2001, accrued at a comparatively lower fixed rate of 2%.

(xi) Other (expense)/income, net
Other income, net for the year ended December 31, 2001 was a charge of $52.9 million (2000: income of $109.0 million). Included in other income for the year ended December 31, 2001 is income of $4.0 million in respect of investments in two venture capital funds, the GeneChem Technologies Venture Fund L.P. and the GeneChem Therapeutics Venture Fund L.P and a charge of $56.0 million in respect of asset impairments.

The main components of other income in the year ended December 31, 2000 was a $104.0 million gain resulting from the sale of long-term investments, primarily in respect of North American Vaccine, Inc., a publicly traded biotechnology company listed on the American Stock Exchange and $5.0 million in respect of GeneChem investment income.

(xii) Income taxes
For the year ended December 31, 2001 income taxes increased $25.3 million to $68.9 million from $43.6 million for the year ended December 31, 2000. Our effective tax rate before the stock compensation charge and merger costs was 25% for the year ended December 31, 2001 (2000: 17%). Net deferred tax assets at December 31, 2001 were $39.7 million. Although realization of these assets is not assured, we believe it is more likely than not that the deferred tax assets will be realized.

(xiii) Equity method investees
For the year ended December 31, 2001 we received $2.0 million in respect of our 50% share of the profits from our commercialization partnership with GSK.

(xiv) Extraordinary items
In respect of the year ended December 31, 2001, we incurred a $2.6 million charge relating to the write-off of deferred financial charges on a term loan repaid as a result of our merger with BioChem.

There were no extraordinary items in respect of the year ended December 31, 2000.

(xv) Discontinued operations
There were no discontinued operations in respect of the years ended December 31, 2001 and 2000.

Discontinued operations reflect the impact of the sale of our OTC business in December 2002. Sales generated by the OTC products represented 3.5% of our total sales in 2001 and 4.7% of our total sales 2000.

Further details of this transaction are disclosed in note 5 to the consolidated financial statements.

(c) Liquidity and capital resources

We have financed our activities since inception through private and public offerings of equity securities, the issuance of loan notes and convertible loan notes, cash generated from our operational activities and the proceeds of disposals.

Our funding requirements depend on a number of factors, including our product development programs, business and product acquisitions, the level of resources required for the expansion of our marketing capabilities as our product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, and the continuing revenues generated from sales of our key products.

(i) Cash funds
As of December 31, 2002 we had cash, cash equivalents and marketable securities of $1,213.8 million, an increase of $371.8 million from $842.0 million at December 31, 2001. Our marketable securities consisted of money market fund balances and investment grade securities.

(ii) Operating cash flow trends
Our operations generated cash of $356.5 million during the 2002 fiscal year. This was as a result of net income of $250.6 million plus non-cash depreciation and amortization of $36.4 million, write-downs of assets of $27.5 million and other non-cash items totaling $0.7million, as well as an overall increase of $41.3 million in working capital items due to changes in receivables, inventories and payables. There has been a net inflow of $61.2 million in respect of accounts receivable during the year ended December 31, 2002. Accounts receivable were higher at the end of 2001 due to sales levels in the U.S. during the last two months of 2001 and receivables relating to ADDERALL XR shipments.

During the year ended December 31, 2002, cash generated from operations was used primarily to fund capital expenditures, including the purchase of the APS manufacturing facility for $17.0 million, the purchase of SOLARAZE for $20.1 million and various capital expenditures on property, plant and equipment.

Excess cash funds of $779.7 million were invested in short-term money market investments.

Our operations generated cash of $196.8 million during the 2001 fiscal year. This was as a result of net income of $38.8 million plus non-cash depreciation and amortization of $45.8 million, write-downs of assets of $87.0 million and other non-cash items totaling $20.8 million as well as an overall increase of $4.5 million in working capital items due to changes in receivables, inventories and payables.

We invested $69.9 million in capital items, including long-term investments ($20.3 million), intangible assets ($36.0 million) and property, plant and equipment ($13.6 million). We also received proceeds of $11.6 million from the sale of capital items, including the sale of our manufacturing facility in Toronto, Canada.

During the year ended December 31, 2001, we raised gross proceeds of $400.0 million through the issuance of convertible debt, which was reduced by $9.0 million of issuance costs, and also repaid existing loans totaling $207.8 million. We received $70.2 million of funding in respect of the exercise of employee stock options. Any excess funds were invested in short-term money market investments.

(iii) Debt
Our total borrowings as of December 31, 2002 were $408.2 million (December 31, 2001: $406.8 million). The main component of our borrowings is $400.0 million in guaranteed convertible notes due 2011. These were issued in August 2001 by Shire Finance Limited, a wholly owned subsidiary and bear interest at the rate of 2%. We incurred issuance costs of approximately $9.0 million in respect of these convertible notes.

Further details of the terms of these convertible notes is provided below and in note 16 to the consolidated financial statements.

(d) Contractual obligations

As at December 31, 2002 our contractual obligations were as follows:


                                                                       Payments due by period
                                                  ----------------------------------------------------------------
                                                                Less than                                           More than
Contractual obligations                            Total           1 year      1 - 3 years       3 - 5 years          5 years
                                                   $'000            $'000            $'000             $'000            $'000
-------------------------                ---------------  ---------------    -------------     -------------   --------------
Long-term debt (note i)                          401,880              626          401,254                 -                -
Capital lease obligations                          6,311              262              507               526            5,016
Operating leases                                  40,885            7,215           13,742             7,123           12,805
Purchase obligations (note ii)                    43,772           28,048           14,298             1,426                -
Other long-term liabilities reflected
on the Balance Sheet (note iii)                   14,884                -              647             4,873            9,364
                                         ---------------  ---------------    -------------     -------------   --------------
                                                 492,848           36,151          430,448            13,948           27,185
                                         ---------------  ---------------    -------------     -------------   --------------

The above table does not include potential obligations that are only payable on occurrence of certain future events, the timing and quantity of which are uncertain.

(i)   Long term debt
Our total long-term debt, excluding capital leases, as of December 31, 2002 was $401.9 million (December 31, 2001: $406.8 million). The main component was $400 million in guaranteed convertible notes due 2011. These were issued in August 2001 by Shire Finance Limited (the Issuer), a wholly owned subsidiary.

The convertible notes are guaranteed by Shire and are convertible into redeemable preference shares of the Issuer which upon issuance will be immediately exchanged for either (i) Shire common shares or (ii) Shire ADSs, or
(iii) at the Issuer's option, a cash amount based upon the London Stock Exchange volume-weighted average prices of common shares on the fourth through eighth business days following conversion.

At the choice of investors, each $1000 of nominal value notes can be converted into 49.62 Shire common shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors can choose to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008. At the option of the Company, repayment can be made in the form of Shire common shares or ADSs. The number of common shares that a note holder would receive would be based on the notional principal of the notes divided by 95% of the London Stock Exchange volume-weighted average price of common shares on the five trading days after the Company gives notice of the exercise of its option. Such notice will be on or before the tenth business day preceding the repayment put date. On or after August 21, 2004, the Company may redeem, for cash, all or part of the notes providing the Common Share price has exceeded $26.20 (Sterling equivalent at the time) for 20 of the 30 consecutive dealing days in the period prior to redemption.

The decision as to whether a note holder should exercise a put option will depend on a number of factors particularly the price of Shire stock at the put date and the likelihood of the Company's stock price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or (pound)12.52 (at the closing exchange rate for 2002) for Shire common shares and $60.46 for Shire ADSs. If the price of Shire common shares at the first put date of August 21, 2004 remains at a level similar to the year end price of (pound)3.97 ($18.89 for Shire ADSs) it is quite possible that note holders will choose to exercise their put options. The Company currently has adequate resources from which it could satisfy repayment of the entire convertible debt principal of $400m.

The only other long-term debt outstanding at December 31, 2002 was in respect of a Canadian federal and provincial government loan of $1.9 million (CAN$3.0 million). This facility is non-interest bearing and is repayable in annual installments of $0.6 million (CAN$1.0 million).

(ii)  Purchase obligations
Vaccines
We signed a ten-year contract with the Government of Canada in 2001 to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. We have started to expand our production capacity in order to meet this objective within a five-year period. A performance bond has been established in favor of Public Works and Government Services Canada in respect of this contract, which would become payable if contracted penalty clauses were triggered. This bond is for an amount equal to 10% of the minimum estimated contract value in any year, which is estimated to be CAN$19.2 million (approximately $12 million) for 2002/3003.

We are also committed to investing $18.5 million in the construction of a new global vaccine research center in Laval, Canada. The completion of this project is planned for mid-year 2004. Under the Technology Partnerships Canada (TPC) agreement, we could be eligible for a government investment of approximately $3.5 million.

GeneChem funds
We have made investments in two venture capital funds. The fund managers distribute income to the partners of the funds in respect of dividends or realized gains made on sale of investments.

In March 1997, we entered into an agreement to make an investment of CAN$30.0 million in the GeneChem Technologies Venture Fund L.P., a venture capital fund sponsored by our subsidiary, GeneChem Financial Corporation. This CAN$100.0 million Fund invests in advanced academic research projects and early stage private or public companies in the area of genomics and related technologies for human application. Our partners in this fund are a select group of financial investors. As of December 31, 2002, we have invested CAN$27.0 million in the GeneChem Technologies Venture Fund L.P. and we are, therefore, committed to investing a further $1.9 million (CAN$3.0 million) into this Fund.

In September 2000, we entered into an agreement to invest CAN$15.0 million in the GeneChem Therapeutics Venture Fund L.P., which invests in genomics companies focusing on cancer and infectious diseases. As of December 31, 2002, we have committed to invest a further $4.3 million (CAN$6.8 million) in the GeneChem Therapeutics Venture Fund L.P.

EGS Healthcare fund
In November 2000, we entered into an agreement to invest up to $10.0 million in various EGS healthcare funds. EGS is a private equity company that makes investments in healthcare companies that focus mainly on biotechnology and specialty pharmaceuticals. As of December 31, 2002, we have invested $5.1 million in EGS healthcare funds and we are, therefore, committed to invest a further $4.9 million into these funds.

Berna Biotech
In October 2002, the Company entered into a commercial agreement with Berna Biotech AG of Switzerland whereby Shire will manufacture and supply its FLUVIRAL(R) influenza vaccine to Berna Biotech for sale in international territories excluding Europe and North America. In return, Berna Biotech will manufacture and supply its hepatitis B vaccines, Hepavax Gene and Bio-Hep B and make them available for exclusive sale in Europe by Shire. The total commitment of $1.7 million relates to the sharing of certain clinical costs until 2005.

Niro contingent consideration
In September 2002, the Company completed its acquisition of Atlantic Pharmaceutical Services Inc. (APS) from Niro Inc. for cash consideration of $17.3 million, including $0.3 million costs of acquisition. A further $1.0 million of contingent consideration is due on the satisfactory conclusion of certain stocking issues.

(iii) Other long-term liabilities reflected on the Balance Sheet This balance predominantly relates to:

SERP
Roberts, a company with whom the Company merged in December 1999, operated a defined SERP for certain U.S. employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

As part of the restructuring of the Group following the Roberts merger, the SERP was closed to new members and contributions ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18.0 million, the result of which is that the Company has no future contributions under the plan.

In accordance with EITF 97-14, the asset and liability of $12.1 million and $8.4 million respectively are shown on the balance sheet within the categories "Other non-current assets" and "Other non-current liabilities".

(e) Capital expenditure on property, plant and equipment

Year ended December 31, 2002
Capital expenditure on property, plant and equipment in the year ended December 31, 2002 was $22.6 million. This expenditure included $5.7 million within APS post acquisition, $4.8 million on leasehold improvements at Shire U.S. and IT equipment spend of $4.0 million by Shire.

Year ended December 31, 2001
In the year ended December 31, 2001 capital expenditure on property, plant and equipment was $13.6 million. This included $1.7 million of equipment related to our new head office facility occupied from March 2001.

(f) Product acquisitions

Year ended December 31, 2002
During the year ended December 31, 2002, we acquired exclusive rights to manufacture, distribute and sell SOLARAZE for the treatment of actinic keratosis from SkyePharma plc. In May 2002, we paid $18.9 million ((pound)12.9 million) in respect of certain European territories, followed in December 2002 by a further $1.2 million ((pound)0.7 million) in respect of the rights for Australia, New Zealand, South Africa and certain other countries in the Pacific Rim.

Year ended December 31, 2001
Significant additions during the year ended December 31, 2001 included the products INDURGAN and MONOCID for which the purchase prices were $12.4 million and $11.4 million respectively. We also acquired the exclusive pan-European rights to market ADEPT for (pound)5.0 million (approximately $7.3 million), a new therapy containing Icodextrin, which reduces internal scarring following abdominal and pelvic surgery. ADEPT was developed by ML Laboratories plc, which retains all rights to ADEPT for the rest of the world. During 2002, ADEPT was launched in the U.K., Italy, Germany, France, Spain, Greece, Austria, Sweden and the Republic of Ireland.

(g) Business combinations and divestitures

Year ended December 31, 2002
On September 27, 2002 we completed our acquisition of APS from Niro Inc. for cash consideration of $17.3 million, including the costs of acquisition. This transaction provided us with an in-house facility in which to manufacture several key U.S. products. The acquisition was accounted for using the purchase method and goodwill of $10.2 million was recorded. Further details of this acquisition are provided in note 3 to the consolidated financial statements.

On December 27, 2002, we completed the divestment of a group of non-strategic U.S. products, known collectively as the `Over-The-Counter' (OTC) products. We received sale proceeds of $71.0 million and recorded a gain on disposal of $2.1 million. In addition, there are potential warranties of up to $7 million in respect of the divestment, of which the Company has provided what it deems necessary at this stage. Further details of this discontinued operation are provided in note 5 to the consolidated financial statements.

Year ended December 31, 2001
Our merger with BioChem in May 2001 was achieved through a tax-free exchange of shares. This transaction was accounted for as a pooling of interests. We exchanged 0.7586 ADSs for each common share of BioChem. Merger related costs, which totaled $177.2 million, are discussed above.

(h) Foreign currency fluctuations

Our Group's parent company and a number of subsidiary operations are located outside the U.S. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the U.S. dollar, British pound, Euro and Canadian dollar. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income.

(i) Concentration of credit risk

Our revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Such clients typically have significant cash resources, and thus any credit risk associated with these transactions is considered minimal. We operate clearly defined credit evaluation procedures. For the year ended December 31, 2002 there were three customers in the U.S. who accounted for 55% of our total revenues.

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

(j) Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which we use in our business. However, we believe that the net effect of inflation on our operations has been minimal during the past three years.

(k) New accounting pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections. The principal change is that gains or losses from extinguishment of debt which are classified as extraordinary items by SFAS No. 4 will no longer be classified as such. The provisions of SFAS

No. 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS No. 4 is encouraged. The Company plans to adopt SFAS No. 145 for its fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will need to be reclassified.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently believe that it will be required to consolidate or disclose any SPE on adoption of FIN 46.

(l) Critical accounting policies

The preparation of consolidated financial statements under generally accepted accounting principles requires us to make certain estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses and disclosures in our financial statements. Critical accounting policies are those that require the most significant, complex or subjective judgments, which are often as a result of the need to make estimates on matters that are inherently uncertain. Our critical accounting policies are those in relation to litigation, valuation of intangible assets, valuation of fixed asset investments, sales rebates and income taxes.

(i) Litigation
Shire accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised.

(ii) Valuation of Intangible Assets
Shire has acquired and continues to acquire significant intangible assets that Shire records at acquisition cost. As at December 31, 2002 the carrying value of such intangibles was $301.1 million. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process research and development, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life.

Management's estimate of the useful life considers, interalia, the following factors: the expected use of the asset by the entity; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand, competition, and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

There is a high occurrence of transactions involving the transfer of intangible assets between companies in the health care field, and valuations are usually based on a discounted cash flow analysis. Shire uses a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Shire engages independent valuation experts who review Shire's critical assumptions for significant acquisitions of intangibles. Shire reviews intangible assets for impairment periodically using an undiscounted net cash flows approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable. If the undiscounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its estimated discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Upon adoption of SFAS No. 142 on January 1, 2002, Shire assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are fair valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent that the reporting unit's carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized.

As of January 1, 2002, Shire had goodwill with a net carrying value of $175.3 million that was subject to the transition provision of SFAS No. 142. During the first half of 2002, Shire performed the required impairment tests of goodwill as of January 1, 2002 and determined that there was no impairment.

A prolonged general economic downturn and, specifically, competitive pricing pressure, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets.

(iii) Valuation of Fixed Asset Investments
The Company has certain investments in equity securities. All equity investments, where Shire does not have the ability to exercise significant influence and where the equity securities are not marketable, are accounted for under the cost method. At December 31, 2002 the carrying value of investments accounted for under the cost method was $72.0 million. Under the cost method, investments in private companies are carried at cost, less provisions for other than temporary impairment in value. For public companies, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in "Accumulated other comprehensive loss", net of any related tax effect. Shire periodically reviews its fixed asset investments for other than temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other than temporary impairments include:

o the market value of a quoted investment being below the carrying value of the investment for an extended period;
o adverse news flow for private company investments in relation to the progress of scientific technology/development of compounds; and
o    recent stock issuances at a price below the investment price.

If the fair value appears to be below the carrying value we consider all available evidence in assessing whether there is an other than temporary impairment. This evidence would include:

o positive progress in the issuer's scientific technology/ development of compounds;
o    ongoing activity in collaborations with the issuer;
o a lack of other substantial company-specific adverse events causing a decline in value;

o    analysis and valuation of comparable companies; and
o    the overall financial condition of the issuer.

In instances where our review indicates that there is an other than temporary permanent impairment, Shire writes down the investment to the then fair value of the investment, recording an impairment charge in the consolidated statement of operations. The determination of the fair value of private company investments together with the determination of whether an unrealised loss is permanent requires significant judgment and can have a material impact on the reported results.

(iv) Sales Rebates
Sales deductions primarily consist of statutory rebates to state Medicaid agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, and trade discounts. Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends. Provisions for product returns and trade discounts to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon past activity levels and duration of time in the processing of deductions. The actual experience and the level of rebate may deviate from the estimate. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period.

(v) Income Taxes
Shire operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Shire operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. The Company employs internal and external tax professionals to minimize audit adjustment amounts where possible.

The Company also has significant deferred assets due to net operating losses (NOL's) in the United States, Canada and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOL's exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOL's a valuation allowance has been made against these deferred tax assets. If actual events differ from management's estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact our financial position and results of operations. At December 31, 2002 the Company had gross deferred tax assets of $208.6 million and had recorded a valuation allowance of $139.5 million against this amount.

ITEM 7A: Quantitative and qualitative disclosures about market risk

(a) Treasury policies and organization

Our treasury activities are coordinated by our treasury function, based in the U.K. All treasury operations are conducted within a framework of policies and procedures approved by the Board. As a matter of policy, we do not undertake speculative transactions which would increase our currency or interest rate exposure.

We are subject to market risk in the following areas:

(b) Interest rate risk

Due to the high proportion of fixed rate debt, the Company's interest charge has limited exposure to interest rate movements.

The convertible notes bear interest of 2% per annum, payable semi-annually. This interest rate is fixed over the period of the debt, thus reducing any cash flow risk associated with movements in interest rates.

The interest rate risk that has been mitigated by obtaining a fixed rate debt is equivalent to a $4.0 million saving per 1% rise in interest rates per annum. Conversely a fall in interest rates by 1% will effectively cost the Company $4.0 million.

In the year ended December 31, 2002, the average interest rate received on cash and liquid investments was approximately 1.8% per annum. The largest proportion of investments was in U.S. dollar deposits.

(c) Foreign exchange risk

The Company is exposed to movements in foreign exchange rates against U.S. dollars for trading transactions and the translation of net assets and earnings of non U.S. subsidiaries. The main trading currencies of the Company are the U.S. dollar, the Canadian dollar, pounds sterling and the euro. The financial statements of foreign entities are translated using the accounting policies described in note 2 to the consolidated financial statements.

We have a small proportion of debt denominated in foreign currencies. As at December 31, 2002, a total of $1.9 million was outstanding (December 31, 2001:
$5.4 million) in respect of loans denominated in Canadian dollars.

The exposure to foreign exchange risk is managed and monitored by our treasury function, using forecasts provided by the operating units. The Company has not undertaken any foreign currency hedges through the use of forward foreign exchange contracts during the year to December 31, 2002. Instead, exposures have been managed through natural hedging via the currency denomination of cash balances.

(d) Market risk of investments

As at December 31, 2002, the Company has $72.0 million of investments comprising equity investments funds, private companies and publicly quoted equities. These investments are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

On July 31, 2002, Arthur Andersen informed Shire Pharmaceuticals Group plc (the "Registrant") that it would no longer be able to serve as the Registrant's independent auditors, and submitted its letter of resignation to the Registrant which was accepted by the Registrant. The Board of Directors of the Registrant, upon the recommendation of its Audit Committee, subsequently engaged the services of Deloitte & Touche as the Registrant's new independent auditors. The change in auditors became effective July 31, 2002.

The audit reports of Arthur Andersen on the consolidated financial statements of the Registrant as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant's two fiscal years ended December 31, 2001, and through July 31, 2002, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Registrant's consolidated financial statements for such years. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Registrant's two most recent fiscal years ended December 31, 2001, or through July 31, 2002.

During the Registrant's two fiscal years ended December 31, 2001, and through July 31, 2002, the Registrant did not consult Deloitte & Touche with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10: Directors and executive officers of the registrant

Certain information relating to our directors and executive officers is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive officers of the registrant".

ITEM 11: Executive compensation

The following table sets forth, for 2002, 2001 and 2000, the compensation of the Executive Officers of the Company.

(a) Summary compensation table


                                                                               Long term
                                      Annual Compensation                 Compensation Awards
                                  ------------------------------      ---------------------------

                                                                     Value of         Number of Securities     All Other
Name and Position           Year      Salary         Bonus          Securities         Underlying options     Compensation
                                                                Underlying options

                             ----    ------------   ----------      -------------         --------------       ------------
Rolf Stahel (1, 2)           2002      $840,000      $840,000       $1,486,000             123,964             $364,000
Former Chief Executive       2001      $693,000      $323,000       $1,157,000              89,096              $96,000
                             2000      $575,000      $316,000         $809,000              68,015              $80,000

Angus Russell (3)            2002      $436,000      $192,000         $544,000              44,838             $123,000
Group Finance Director       2001      $377,000      $162,000         $364,000              25,760              $63,000
                             2000      $272,000      $136,000         $174,000              14,225              $48,000

Dr Wilson Totten (4)         2002      $466,000      $212,000         $826,000              67,860             $114,000
Group Research and           2001      $414,000      $158,000         $633,000              47,466              $72,000
Development Director         2000      $303,000      $151,000         $430,000              35,136              $33,000


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

The following table sets forth information with respect to grants of stock options to each of the executive officers during the year ended December 31, 2002.

(b) Option grants in 2002


                                               Percentage of                                      Potential Realizable Value at
                             Number of         Total Options                                       Assumed Rates of Stock Price
                             Securities         Granted to        Exercise                               Appreciation for
                         Underlying Options    Employees in      Price per                               Option Term (1)
                              Granted           Fiscal 2002       Share $       Expiration Date          5%             10%
                          ---------------       -----------      ----------     --------------       ---------      ----------
Rolf Stahel(2)                   209,211             3%            $7.19            03.03.12          237,138        497,971

Angus Russell(2)                 114,474             2%            $7.19            03.03.12          129,755        272,475
             (3)                   1,882              *            $7.80            31.05.06            8,091         19,929

Dr Wilson Totten(2)              122,368             2%            $7.19            03.03.12          138,702        291,264
                (3)                1,882              *            $7.80            31.05.06            8,091         19,929



* Less than 1%

(1) The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for this valuation as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. The Company disavows the ability of this or any other valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on the stock options because all models depend on assumptions about the stock's future price movements, which is unknown. The value indicated is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2002, has been deducted from the final appreciated value.

(2) Options were granted under the 2000 Executive Scheme. Options granted under this scheme are subject to performance criteria determined prior to the date of grant. These options have been granted based on performance criteria being satisfied before grant namely that the Company's share price has increased by an annualized compound rate of 20.5% over a minimum three-year period.

     The exercise price was (pound)5.065 per share and has been translated at the rate of exchange at the date of grant of $1.419 : (pound)1.00. The vesting date for these options is March 4, 2005.

(3) Options were granted under the Sharesave Scheme. The vesting date for these options is December 1, 2005. The exercise price was (pound)5.02 per share and has been translated at the rate of exchange at the date of grant of $1.553 : (pound)1.00.

(c) Aggregated option/SAR exercises in last fiscal year and fiscal year end option/SAR values

The following table sets forth information with respect to each of the executive officers concerning the value of all exercised and unexercised stock options of such individuals at December 31, 2002

                                                           Number of Securities Underlying
                              Shares                             Unexercised Options         Value of Unexercised In-the-Money
                            Acquired on        Value                                                      Options
                             Exercise        Realized       Exercisable      Unexercisable     Exercisable      Unexercisable
                            ----------      -----------     -----------      ------------      -----------      ------------
Rolf Stahel                   869,095        6,092,117          95,679           425,284          117,575                 -

Angus Russell                       -                -               -           241,991                -                 -

Dr Wilson Totten                    -                -         150,000           303,473          142,476                 -

The value of unexercised in-the-money options is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2002, has been deducted from the unexercised value.

(d) Employment agreements

Following a review of all executive employment contracts in 2002, various changes were approved by the remuneration committee in the summer and early autumn of 2002.

The Company entered into a new employment contract with Mr Stahel on February 23, 2003 which is terminable by either party on the giving of 12 months' notice. In connection with this agreement Mr Stahel was paid a salary of $840,000 for the year ended December 31, 2002 and is entitled to a performance related "target" bonus of up to 55% of salary. The remuneration committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with a maximum annual bonus capped at 100% of salary.

The Company entered into a new employment contract with Mr Russell on November 29, 2002 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Mr Russell was paid a salary of $436,000 for the year ended December 31, 2002 and is entitled to a performance related "target" bonus of up to 50% of salary. The remuneration committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with a maximum annual bonus capped at 75% of salary.

The Company entered into a new employment contract with Dr Totten on December 17, 2002 which is terminable by either party on the giving of 12 months' notice. In connection with such agreement Dr Totten was paid a salary of $466,000 for the year ended December 31, 2002 and is entitled to a performance related "target" bonus of up to 50% of salary. The remuneration committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with a maximum annual bonus capped at 75% of salary.

In addition to basic salary and bonus, the executive directors receive certain benefits-in-kind, principally a car or car allowance, participation in the Shire defined contribution pension plan and private medical insurance.

(e) Non-executive directors' fees

Our non-executive Directors receive fees on an annual basis for their services. We also reimburse non-executive Directors for out-of-pocket travel expenditures relating to their service on the Board. During the year ended December 31, 2002 our non-executive Directors received fees totaling $347,000.

ITEM 12: Security ownership of certain beneficial owners and management

Set forth in the following table is the beneficial ownership of common shares as of March 24, 2003 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of common shares, (ii) all current Directors (iii) each of the Company's executive officers, including the Company's Chief Executive and (iv) all current Directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company's Directors and executive officers is that of the Company.

                                                                                               Number of common
                                                                                            shares beneficially      Percent of
                                                                                              owned as of March     outstanding
                                                                                                       24, 2003          shares
Name
------------------------------------------------------------------------                    -----------------     ----------------
Franklin Resources, Inc. (including its affiliates) (2)
One Franklin Parkway, San Mateo, CA 94403-1906, U.S.                                                 67,819,145           14.01
FMR Corp. (including its affiliates) (3)
82 Devonshire Street, Boston, MA 02109-3614, U.S.                                                    50,436,464           10.41
Dr James Cavanaugh (4)                                                                                8,806,368            1.81
Rolf Stahel (5)                                                                                         751,647               *
Angus Russell (6)                                                                                        56,422               *
Dr Wilson Totten (7)                                                                                    198,056               *
Dr Barry Price                                                                                           31,350               *
Ronald Nordmann                                                                                          46,968               *
Dr Francesco Bellini (8)                                                                             10,000,258            2.06
Hon James Grant (9)                                                                                     158,154               *
Gerard Veilleux (10)                                                                                     10,003               *
All Directors and Officers as a Group (9 persons)                                                    20,059,226            4.14


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

(2) Based solely on information provided to the Company by Franklin Resources, Inc. (including its affiliates) on December 12, 2002.

(3) Based solely on information provided to the Company by FMR Corp. and Fidelity International Limited on January 31, 2003.

(4) Dr Cavanaugh is a General Partner of HealthCare Ventures LLC, which is the management company for a number of limited partnerships which have interests in 8,690,090 common shares. Dr Cavanaugh is also a general partner in these partnerships. 8,690,090 of the shares in which Dr Cavanaugh is expressed to be interested represent shares held by those partnerships and not Dr Cavanaugh personally. The remaining 116,278 shares are held by Dr Cavanaugh as beneficial owner.

(5)  Includes 136,107 common shares issuable upon exercise of options.

(6)  All of Mr Russell's shares are issuable on exercise of options.

(7)  Includes 191,995 common shares issuable upon exercise of options.

(8)  Includes 3,413,550 common shares issuable upon exercise of options.

(9)  Includes 153,603 cmmon shares issuable upon exercise of options.

(10) All of Mr Veilleux's shares are issuable on exercise of options.

Set forth in the following table are the details, for the year ended December 31, 2002, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

                                                                                                        Number of
                                                                                                       securities
                                                              Number of                                 remaining
                                                       securities to be            Weighted-        available for
                                                            issued upon              average      future issuance
                                                            exercise of             price of         under equity
                                                            outstanding          outstanding         compensation
Plan category                                                   options              options                plans
                                                            ___________          ___________          ___________

Equity compensation plans approved by
security holders                                             20,051,297                11.55           17,342,342
                                                            ___________          ___________          ___________

Equity compensation plans not approved by
security holders                                                      -                    -                    -
                                                            ___________          ___________          ___________




ITEM 13: Certain relationships and related transactions

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

o If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a `good reason' termination;

o Mr Spitznagel would provide consulting services to the Company for at least 42 months following the acquisition of Roberts, unless Mr Spitznagel terminated the consultancy agreement prior to the end of the 42nd month upon 30 days notice; and

o The Company would pay Mr Spitznagel at a rate of $400,000 per annum for his consulting services, $150,000 per annum as an office allowance, $250,000 per annum to comply with certain restrictive covenants contained therein and $150,000 per annum for tax, financial and estate planning advice, life insurance and health insurance.

The amount owed to Mr Spitznagel at December 31, 2002 was $0.5 million (at December 31, 2001 it was $1.4 million).

The Company incurred professional fees with law firms, in which the Hon James Grant is a partner, totaling $1,239 for the year ended December 31, 2002 ($1.9 million for the year ended December 31, 2001 and $0.4 million for the year ended December 31, 2000).

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

ITEM 14: Controls and procedures

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive and our Group Finance Director, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive and the Group Finance Director concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15: Exhibits, financial statement schedules and reports on Form 8-K

(a)      (i) Financial statements

         Reference is made to the Index to the consolidated financial statements and consolidated financial statement schedules hereinafter contained (see F-1).

         (ii) Exhibits

         Reference is made to the Index of exhibits herein contained (see E-1).

(b)      Reports on Form 8-K

         During the fourth quarter ended December 31, 2002, the following reports on Form 8-K were filed with the Securities and Exchange
         Commission:

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 3, 2002, with respect to the issue of a press release announcing holdings by The Capital Group Companies Inc. and its affiliates in the ordinary share capital of Shire.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 7, 2002, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 15, 2002, with respect to the issue of a press release announcing the acquisition by the Company of a new project for Ulcerative Colitis.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 28, 2002, with respect to the issue of a press release announcing a vaccines alliance with Berna Biotech AG of Switzerland.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 29, 2002, with respect to the issue of a press release announcing the results of head to head study of REMINYL(R) and Donepezil.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported October 29, 2002, with respect to the issue of a press release announcing that Chief Executive Rolf Stahel will leave Shire and its board when a successor is found.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 4, 2002, with respect to the issue of a press release announcing the details of research into the effect of FOSRENOL(R) in end stage renal disease.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 6, 2002, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 6, 2002, with respect to the issue of a press release announcing invitation to third quarter results presentation.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 6, 2002, with respect to the issue of a press release announcing the Company's results for the third quarter of 2002.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 14, 2002, with respect to the issue of a press release announcing holdings by Franklin Resources and its affiliates in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 19, 2002, with respect to the issue of a press release announcing an application for listing of shares issued upon exchange of Shire Acquisition Inc. exchangeable shares.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 22, 2002, with respect to the issue of a press release announcing holdings by The Capital Group Companies Inc. and its affiliates in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 26, 2002, with respect to the issue of a press release announcing an application for listing of shares upon the exercise of warrants pursuant to an agreement between Shire BioChem Inc. and the Government of Canada.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported November 27, 2002, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 2, 2002, with respect to the issue of a press release announcing that the Company would invest in a vaccine research center in Canada.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 4, 2002, with respect to the issue of a press release announcing an application for listing of shares issued upon exchange of Shire Acquisition Inc. exchangeable shares.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 6, 2002, with respect to the issue of a press release announcing holdings by Franklin Resources and its affiliates in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 12, 2002, with respect to the issue of a press release announcing holdings by Franklin Resources and its affiliates in the ordinary share capital of the Company.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 19, 2002, with respect to the issue of a press release announcing the filing of a supplemental New Drug Application for adult Attention Deficit Hyperactivity Disorder.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 23, 2002, with respect to the issue of a press release announcing the exercise of share options and the sale of shares by Chief Executive Rolf Stahel.

         Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 30, 2002, with respect to the issue of a press release announcing the sale of the Company's over-the-counter products portfolio to Purdue Pharma L.P.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                 F-4

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000                                             F-6

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2002, 2001 and 2000                         F-8

Consolidated Statements of Comprehensive Income/(Losses) for the years
ended December 31, 2002, 2001 and 2000                                      F-10

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                            F-11

Notes to the Consolidated Financial Statements                              F-14

Report of Independent Auditors

To the Shareholders of Shire Pharmaceuticals Group plc:

We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Shire Pharmaceuticals Group plc and BioChem Pharma, Inc., which has been accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements.


We did not audit the balance sheet of BioChem Pharma, Inc., a company acquired in 2001 in a transaction accounted for as a pooling of interests, as of December 31, 2000, or the related statements of income, shareholders' equity and cash flows of BioChem Pharma, Inc. for the year then ended, which statements reflect total assets of $578.1 million and total revenues of $517.6 million. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for BioChem Pharma Inc., for the year ended December 31, 2000 is based solely upon the report of such other auditors.


We also audited the accounting policy alignments described in Note 4 that were applied to the 2000 audited financial statements of BioChem Pharma, Inc. In our opinion, such adjustments are appropriate and have been properly applied.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Shire Pharmaceuticals Group plc and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


As explained in note 12, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".





Deloitte & Touche


Reading, England


February 26, 2003

Report of Independent Auditors


To the shareholders of BioChem Pharma Inc.


We have audited the consolidated balance sheets of BioChem Pharma Inc. as at December 31, 2000 and 1999 and the consolidated statements of earnings, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada for the years ended December 31, 2000, 1999 and 1998 and in accordance with auditing standards generally accepted in the United States of America for the year ended December 31, 2000. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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


Raymond Chabot Grant Thornton
General partnership
Chartered Accountants

Montreal, Quebec

January 25, 2001



                                                       CONSOLIDATED BALANCE SHEETS

                                           (In thousands of U.S. dollars, except share data)

                                                                                      Notes          December 31,       December 31,
                                                                                                             2002               2001
                                                                                                            $'000              $'000
                                                                                                       ----------         ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                                 897,718            118,040
Marketable securities                                                                  (6)                316,126            723,911
Accounts receivable, net                                                               (7)                138,397            193,913
Inventories                                                                            (8)                 49,216             44,911
Deferred tax asset                                                                                         34,849             19,430
Prepaid expenses and other current assets                                              (9)                 30,790             38,571
                                                                                                       ----------         ----------
Total current assets from continuing operations                                                         1,467,096          1,138,776
Current assets from discontinued operations                                            (5)                      -              1,779
                                                                                                       ----------         ----------
Total current assets                                                                                    1,467,096          1,140,555

Investments                                                                            (10)                71,962             68,743
Property, plant and equipment, net                                                     (11)               135,234            113,347
Goodwill, net                                                                          (12)               203,767            175,341
Other intangible assets, net                                                           (12)               301,084            308,355
Deferred tax asset                                                                                          6,216             20,274
Other non-current assets                                                               (13)                23,264             26,168
                                                                                                       ----------         ----------
Total long-term assets from continuing operations                                                         741,527            712,228
Long-term assets from discontinued operations                                          (5)                      -             57,948
                                                                                                       ----------         ----------
Total assets                                                                                            2,208,623          1,910,731
                                                                                                       ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                 (16)                   888              4,325
Accounts payable and accrued expenses                                                  (14)               184,107            167,152
Unearned income                                                                                                 -             17,409
Other current liabilities                                                              (15)                15,492             42,730
                                                                                                       ----------         ----------
Total current liabilities from continuing operations                                                      200,487            231,616
Current liabilities from discontinued operations                                       (5)                 12,784                  -
                                                                                                       ----------         ----------
Total current liabilities                                                                                 213,271            231,616

Long-term debt, excluding current installments                                         (16)               407,302            402,481
Other non-current liabilities                                                          (17)                14,884             13,645
                                                                                                       ----------         ----------
Total liabilities                                                                                         635,457            647,742
                                                                                                       ----------         ----------

                                        (In thousands of U.S. dollars)

                                                                                      Notes          December 31,       December 31,
                                                                                                             2002               2001
                                                                                                            $'000              $'000
                                                                                                       ----------         ----------
Shareholders' equity:
Common stock, 5p par value; 800,000,000 shares authorized; and 484,344,412
(2001: 481,817,487) shares issued and outstanding                                                          40,051             39,861
Exchangeable shares: 5,874,112 (2001: 5,978,902) shares issued and outstanding                            272,523            277,386
Additional paid-in capital                                                                              1,027,499          1,014,796
Accumulated other comprehensive losses                                                                   (41,431)           (93,009)
Retained earnings                                                                                         274,524             23,955
                                                                                                       ----------         ----------
Total shareholders' equity                                                                              1,573,166          1,262,989
                                                                                                       ----------         ----------
Total liabilities and shareholders' equity                                                              2,208,623          1,910,731
                                                                                                       ----------         ----------


The accompanying notes are an integral part of these consolidated financial statements.



                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands of U.S. dollars, except share and per share data)

Year ended December 31,                                            Notes                2002            2001             2000
                                                                                       $'000           $'000            $'000
                                                                                  ----------      ----------       ----------
Revenues:
Product sales                                                                        859,388         699,351          496,775
Licensing and development                                                              3,064           5,498           14,147
Royalties                                                                            174,812         145,155          135,470
Other revenues                                                                            34           2,952            1,262
                                                                                  ----------      ----------       ----------
Total revenues                                                      (22)           1,037,298         852,956          647,654

Costs and expenses:
Cost of product sales                                                                133,682         112,006           95,071
Research and development (inclusive of stock option
compensation charge on warrants of $4,502 for 2001)                                  189,179         171,029          155,145
Selling, general and administrative (inclusive of stock option compensation (credit)/charge of ($166), $2,278 and $21,914 for
2002, 2001 and 2000 respectively)                                                    386,023         303,480          230,216
Other charges:                                                      (23)
In process research and development                                                        -               -           26,947
Asset impairments and restructuring charges                                                -          29,699                -
Merger transaction expenses                                                                -          83,470                -
Loss on disposition of assets                                                          1,376          10,164                -
                                                                                  ----------      ----------       ----------
Total operating expenses                                                             710,260         709,848          507,379
                                                                                  ----------      ----------       ----------
Operating income                                                    (22)             327,038         143,108          140,275

Interest income                                                                       19,536          19,667           19,232
Interest expense                                                                     (9,252)         (8,315)         (16,413)
Other (expense)/income, net                                         (24)             (8,262)        (52,933)          109,023
                                                                                  ----------      ----------       ----------
Total other income/(expense), net                                                      2,022        (41,581)          111,842
                                                                                  ----------      ----------       ----------
Income from continuing operations before income taxes, equity
in earnings of equity method investees and extraordinary items                       329,060         101,527          252,117
Income taxes                                                        (26)            (88,350)        (68,897)         (43,564)
Equity in earnings of equity method investees                       (27)               1,668           1,985          (3,809)
                                                                                  ----------      ----------       ----------
Income from continuing operations before extraordinary item                          242,378          34,615          204,744
Income from discontinued operations (net of income tax expense      (5)
of $3,588, $3,963 and $4,100 respectively)                                             6,108           6,748            6,983
Gain on disposition of discontinued operations (net of income       (5)
tax expense of $1,224)                                                                 2,083               -                -
Extraordinary item, net of income tax                                                      -         (2,604)                -
                                                                                  ----------      ----------       ----------
Net income                                                                           250,569          38,759          211,727
                                                                                  ----------      ----------       ----------



                                             CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                      (In thousands of U.S. dollars, except share and per share data)

Year ended December 31,                                            Notes                2002            2001             2000
                                                                                       $'000           $'000            $'000
                                                                                  ----------      ----------       ----------
Earnings per share - basic                                          (21)
Income from continuing operations before extraordinary item                            48.4c            7.0c            42.4c
Income from discontinued operations                                                     1.6c            1.4c             1.4c
Extraordinary item, net of tax                                                             -          (0.5)c                -
                                                                                  ----------      ----------       ----------
                                                                                       50.0c            7.9c            43.8c
                                                                                  ----------      ----------       ----------
Earnings per share - diluted                                        (21)
Income from continuing operations before extraordinary item                            47.4c            6.9c            41.4c
Income from discontinued operations                                                     1.6c            1.3c             1.4c
Extraordinary item, net of tax                                                             -          (0.5)c                -
                                                                                  ----------      ----------       ----------
                                                                                       49.0c            7.7c            42.8c
                                                                                  ----------      ----------       ----------
Weighted average number of shares:
Basic                                                                            500,687,594     492,594,226      482,890,070
Diluted                                                                          522,418,246     504,875,587      494,691,805
                                                                                  ----------      ----------       ----------


The results for the year ended December 31, 2000 have been restated to include the results of BioChem Pharma Inc., the merger with whom was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16 "Accounting for Business Combinations" (APB 16).

The results for the years ended December 31, 2001 and 2000 have been restated to reflect the disposal of the "Over-The-Counter" (OTC) business which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.



                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                               (In thousands of U.S. dollars except share data)

                                                                  Exchange-                Accumulated     Accumulated
                                          Common    Exchange-          able                 (deficit)/           other       Total
                              Common       stock         able        shares   Additional      retained    comprehensive      share-
                               stock  no. shares       shares        number      paid-in      earnings           losses    holders'
                              amount                   amount         shares                   capital                      equity
                              $'000       000's         $'000          000's        $'000        $'000            $'000       $'000
                           ---------   --------     ---------      ---------     ---------     --------      ----------   ---------
At December 31, 1999
                              39,241     474,400             -             -    1,097,567      (226,531)      (30,391)      879,886
Net income                         -           -             -             -            -        211,727             -      211,727
Foreign currency
translation                        -           -             -             -            -              -      (31,467)     (31,467)
Issue of common stock            137       1,843             -             -       11,720              -             -       11,857

Issue costs                        -           -             -             -      (3,385)              -             -      (3,385)
Options exercised                914      11,772             -             -       50,850              -             -       51,764
Stock option compensation          -           -             -             -       21,914              -             -       21,914

Tax benefit associated
with exercise of stock
options                            -           -             -             -       30,782              -             -       30,782
Reclassification of
realized loss included
in net income                      -           -             -             -            -              -         1,356        1,356
Unrealized holding loss
on available for sale
investments                        -           -             -             -            -              -          (48)         (48)
                              --------    --------     ---------     ---------    ---------     --------     ----------   ---------
At December 31, 2000          40,292     488,015             -             -    1,209,448       (14,804)      (60,550)    1,174,386
Net income                         -           -             -             -            -        38,759             -        38,759
Foreign currency
translation                        -           -             -             -            -            -        (32,507)     (32,507)
Issue of shares for
acquisitions                 (3,662)    (51,876)       802,256        17,292    (798,594)            -             -            -
Issue of common stock
for conversion of loan            22         295             -             -        1,522            -             -        1,544
Issue costs                        -           -             -             -         (18)            -             -         (18)
Exchange of exchangeable
shares                         2,414      33,940     (524,870)      (11,313)      522,456            -             -            -
Options exercised                795      11,443             -             -       69,397            -             -       70,192
Stock option
compensation and warrants
                                   -           -             -             -        6,780            -             -        6,780
Tax benefit associated
with exercise of stock
options
                                   -           -             -             -        3,805            -             -        3,805
Unrealized holding loss
on available for sale
investments                        -           -             -             -            -            -            48           48
                           --------    --------     ---------     ---------    ---------     --------     ----------   ----------
At December 31,  2001
                              39,861     481,817       277,386         5,979    1,014,796       23,955      (93,009)    1,262,989



                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

                               (In thousands of U.S. dollars except share data)

At December 31,  2001         39,861     481,817       277,386         5,979    1,014,796       23,955      (93,009)     1,262,989
Net income                         -           -             -             -            -      250,569             -       250,569
Foreign currency
translation                        -           -             -             -            -            -        50,314        50,314
Issue of common stock
for conversion of loan
note                              21         268             -             -        1,479            -             -         1,500
Exchange of exchangeable
shares                            22         315       (4,863)         (105)        4,841            -             -             -
Options exercised                147       1,944             -             -        5,861            -             -         6,008
Stock option
compensation                       -           -             -             -        (166)            -             -         (166)
Tax benefit associated
with exercise of stock
options                            -           -             -             -          688            -             -           688

Unrealized holding gain
on available for sale
investments                        -           -             -             -            -            -         1,264         1,264
                            --------    --------     ---------     ---------    ---------     --------      ---------    ----------
                                                                                                               -
At December 31, 2002          40,051     484,344       272,523         5,874    1,027,499      274,524      (41,431)     1,573,166
                            --------    --------     ---------     ---------    ---------     --------     ----------    ----------


The results for the year ended December 31, 2000 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB 16.

The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSSES)

                                        (In thousands of U.S. dollars)

Year ended December 31,                                                                      2002             2001             2000
                                                                                            $'000            $'000            $'000
                                                                                      -----------      -----------      -----------
Net income                                                                                250,569           38,759          211,727
Other comprehensive income/(loss):
Foreign currency translation adjustments                                                   50,314         (32,507)         (31,467)
Reclassification of realized loss included in net income                                        -                -            1,356
Unrealized holding gains/(losses) on available for sale securities                          1,264               48             (48)
                                                                                      -----------      -----------      -----------
Comprehensive income                                                                      302,147            6,300          181,568
                                                                                      -----------      -----------      -----------



The components of accumulated other comprehensive losses as at December 31, 2002 and 2001 are as follows:


                                                                                                        December31,    December 31,
                                                                                                               2002            2001
                                                                                                              $'000           $'000
                                                                                                        -----------     -----------

Foreign currency translation adjustments                                                                   (42,695)        (93,009)
Unrealized holding gains on non-current investments                                                           1,264               -
                                                                                                        -----------     -----------
Accumulated other comprehensive losses                                                                     (41,431)        (93,009)
                                                                                                        -----------     -----------


There are no material tax effects related to the items included above.

The results for the year ended December 31, 2000 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB 16.

The accompanying notes are an integral part of these consolidated financial statements.



                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (In thousands of U.S. dollars)


Year ended December 31,                                                                  2002              2001             2000
                                                                                        $'000             $'000            $'000
                                                                                  -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            250,569            38,759          211,727
Adjustments to reconcile net income to net cash provided by operating activities:
 Acquired in-process research and development                                               -                 -           26,947
 Depreciation and amortization                                                         36,434            45,809           37,987
 Stock option compensation - options                                                    (166)             2,278           21,914
 Stock option compensation - warrants                                                       -             4,502                -
 Tax benefit of stock option compensation, credited directly to equity                    688             3,805           30,782
 (Increase)/decrease in deferred tax asset                                            (8,761)             1,229            3,782
 Non-cash exchange gains and losses                                                    12,495           (1,017)          (1,676)
 Gain on sale of long-term investments                                                      -                 -         (98,627)
 Loss on sale of property, plant and equipment                                          1,376             8,112                -
Loss on sale of intangible assets                                                           -             2,052            1,514
Gain on sale of a business                                                            (3,307)                 -                -
 Write-down of long-term investments                                                    8,732            61,596                -
 Write-down of intangible assets                                                       18,777            25,393                -
 Equity in (earnings)/losses of equity method investees                               (1,668)           (1,985)            3,809
 Other elements                                                                             -             1,788            1,102
Changes in operating assets and liabilities, net of acquisitions:
 Decrease/(increase) in accounts receivable                                            61,159          (52,033)         (52,570)
 (Increase)/decrease in inventory                                                     (5,327)             2,922          (7,916)
 Decrease/(increase) in prepayments and other current assets                            8,662          (26,109)            1,215
 Decrease in other assets                                                               2,905               823                -
 (Decrease)/increase in accounts payable and other liabilities                        (8,642)            61,504           37,727
 (Decrease)/increase in unearned income                                              (17,409)            17,409                -
 Reserve for restructuring charges                                                          -                 -         (83,608)
                                                                                  -----------       -----------      -----------
Net cash provided by operating activities                                             356,517           196,837          134,109
                                                                                  -----------       -----------      -----------





                                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                        (In thousands of U.S. dollars)


Year ended December 31,                                                                  2002              2001             2000
                                                                                        $'000             $'000            $'000
                                                                                   ----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of/(investment in) marketable securities                                   407,653         (367,206)        (186,019)
Purchase of subsidiary undertakings                                                  (17,000)                 -                -
Expenses of acquisition                                                                 (350)                 -          (1,461)
Net cash acquired with subsidiary undertakings                                             50                 -                -
Additional investment in existing subsidiary                                                -                 -         (32,302)
Purchase of long-term investments                                                     (5,933)          (20,351)         (16,995)
Purchase of intangible assets                                                        (24,032)          (35,986)         (38,379)
Purchase of property, plant and equipment                                            (22,647)          (13,604)         (44,243)
Purchase of other assets                                                                    -                 -          (6,658)
Proceeds from sale of long-term investments                                             4,108                 -          123,327
Proceeds from sale of property, plant and equipment                                       721             7,081           12,007
Proceeds from sale of intangible assets                                                     -             4,556                -
Proceeds from sale of a business                                                       71,000                 -                -
Collection on notes receivable                                                              -                 -              766
Other investing activities                                                                  -                 -          (1,427)
                                                                                  -----------       -----------      -----------
Net cash provided by/(used in) investing activities                                   413,570         (425,510)        (191,384)
                                                                                  -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from issue of long-term debt                                                       -           400,000                -
Payment of debt issuance costs                                                              -           (9,000)                -
Changes in long-term debt, capital leases and notes                                   (3,381)         (207,762)          (8,514)
Proceeds from issue of common stock, net                                                    -             1,526           14,589
Proceeds from exercise of options                                                       6,008            70,192           45,647
                                                                                  -----------       -----------      -----------
Net cash provided by financing activities                                               2,627           254,956           51,722
                                                                                  -----------       -----------      -----------


Effect of foreign exchange rate changes on cash and cash equivalents                    6,964           (1,509)          (1,975)
                                                                                  -----------       -----------      -----------
Net increase/(decrease) in cash and cash equivalents                                  779,678            24,774          (7,528)

Cash flows used in discontinued operations                                                  -                 -          (1,708)
                                                                                  -----------       -----------      -----------
Net increase/(decrease) in cash and cash equivalents                                  779,678            24,774          (9,236)
Cash and cash equivalents at beginning of period                                      118,040            93,266          102,502
                                                                                  -----------       -----------      -----------
Cash and cash equivalents at end of period                                            897,718           118,040           93,266
                                                                                  -----------       -----------      -----------




                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                            (In thousands of U.S. dollars)


Supplemental information associated with continuing operations:
Year ended December 31,                                                                  2002              2001             2000
                                                                                        $'000             $'000            $'000
                                                                                  -----------       -----------      -----------
Interest paid                                                                           8,101            11,122           12,264
Income taxes paid                                                                     101,779            65,773           14,095

Non cash activities:
Common stock issued for product acquisitions                                                -                 -            3,085
Common stock issued on conversion of zero-coupon note                                   1,500             1,544            8,772
Capital leases assumed on acquisition of subsidiaries                                   6,266                 -                -


The results for the year ended December 31, 2000 have been restated to include the results of BioChem Pharma, Inc. the merger with whom was accounted for as a pooling of interests in accordance with APB 16.

Supplemental disclosures for non-cash transactions: see note 29.





The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands of U.S. dollars, except where indicated)


(1) Description of operations

Shire Pharmaceuticals Group plc (Shire), and subsidiaries (collectively, the Company) is an emerging global international pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, gastro intestinal, oncology and anti-infectives. The Company's strategy is further supported by three technology platforms: advanced drug delivery, lead optimization for small molecules, and biologics.

Shire has sales and marketing subsidiaries with a portfolio of products targeting the U.S., Canada, the U.K., the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is operated and managed within three individual operating segments: U.S., International and Global Research and Development. Within these segments, revenues are derived primarily from three sources: sales of products by Shire's own sales and marketing operations, royalties (where Shire has out-licenced to third parties) and licensing and development fees.

The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians. The Company follows two main approaches: firstly to start projects in-house through research and advanced drug delivery, and secondly to in-license projects and products on reasonable commercial terms, and then to develop them and launch them.

To complete its geographic coverage of the key world pharmaceutical markets, Shire intends to build a presence in Japan in the future.

The Company's principal products include:

o in the U.S., ADDERALL XR(R) and ADDERALL(R) for the treatment of Attention Deficit Hyperactivity Disorder (ADHD); AGRYLIN(R) for the treatment of elevated blood platelets; PENTASA(R) for the treatment of ulcerative colitis; CARBATROL(R) for the treatment of epilepsy; and PROAMATINE(R) for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of REMINYL* for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR**, COMBIVIR** and TRIZIVIR** for the treatment of HIV/AIDS and EPIVIR-HBV** for the treatment of hepatitis B, each marketed by GlaxoSmithKline (GSK):

o in the U.K. and the Republic of Ireland, the CALCICHEW(R)range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was launched in September 2000 and is co-promoted by Janssen-Cilag:

o in Canada, 3TC** for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR** (all marketed in partnership with GSK); AMATINE(R) and FLUVIRAL S/F(R), a vaccine for the prevention of influenza, and

o in the Rest of the World, royalties on the sales of ZEFFIX** for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL marketed by Johnson & Johnson.

In addition, the Company has a number of products in late stage development including FOSRENOL(R) for the treatment of high blood phosphate levels associated with kidney failure and TROXATYL(R) for the treatment of leukemia and pancreatic cancer. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the U.S. FDA on April 30, 2002.




*    Registered trademark of Johnson & Johnson
**   Registered trademark of GlaxoSmithKline
(R) Unless otherwise indicated, all product names set out in this document are trademarks of Shire or companies within the Shire Group, many of which are the subject of trademark registrations in certain territories.

(2) Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire and all of its subsidiary undertakings after elimination of intercompany accounts and transactions.

(b) Use of estimates in financial statements

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for product returns, litigation and sales deductions.

(c) Revenue recognition

The Company recognizes revenue when:

o    there is persuasive evidence of an arrangement;
o    delivery of products has occurred or services have been rendered;
o    the seller's price to the buyer is fixed or determinable; and
o    collectibility is reasonably assured.

The Company's principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales
Revenue for the sales of products is recognized upon shipment to customers. Provisions for certain rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. Approximately $17.0 million of ADDERALL XR product launch shipments made in the last quarter of 2001 were not recognized as product revenue until the first quarter of 2002, in accordance with Staff Accounting Bulletin 101, as these sales had not been realized and earned at December 31, 2001.

(ii) Licensing and development fees
Licensing and development fees represent revenues derived from license agreements and from collaborative research and development arrangements.

Initial license fees are not considered to be separable from the associated research and development activities, even where such fees are non-refundable and not creditable against research and development services to be rendered. Initial license fees are thus deferred and recognized over the period of the license term, or the period of the associated research and development agreement. In circumstances where initial license fees are not for a defined period, revenues are deferred and recognized over the period to the expiration of the relevant patent to which the license relates.

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

(iii) Royalty income
Royalty income relating to licensed technology is recognized when earned. Where applicable, all revenues are stated net of value added tax and similar taxes, trade discounts and intercompany transactions.

No revenue is recognized for consideration, the value or receipt of which is dependent on future events, future performance, or refund obligations.

(d) Research and development

Research and development expenditures include funded and unfunded expenditures and are charged to operations in the period in which the expense is incurred.

(e) Leased assets

The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

Assets acquired under capital leases are included in the balance sheet as tangible fixed assets and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest elements are charged to operations over the period of the leases to produce a level yield on the balance of the capital lease obligation.

(f) Pensions

The Group contributes to personal defined contribution pension plans of employees. Contributions are charged to the statement of operations as they become payable. Details relating to these contributions and the Supplemental Executive Retirement Plan (SERP) operated by the Group are given in note 25.

(g) Finance costs of debt

Finance costs of debt are recorded as a deferred asset and then amortized to the statement of operations over the term of the debt, using the effective interest method. Deferred financing costs relating to debt extinguishments are written off to the statement of operations in that period.

(h) Income taxes

The Company provides for income taxes in accordance with Statement of Accounting Standards (SFAS) No.109, "Accounting for Income Taxes" (SFAS No. 109). Deferred tax assets and liabilities are provided for differences between the carrying amounts in the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(i) Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings per Share" (SFAS No. 128). Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing consolidated net income available to common shareholders by the sum of the weighted average number of shares outstanding and the weighted average number of all potentially dilutive common shares. Such potentially dilutive common shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(j) Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $45.6 million, $21.8 million and $6.6 million for the years ended December 31, 2002, 2001 and 2000 respectively.

(k) Foreign currency

The functional currency of each of Shire's subsidiaries is the local currency.

Monetary assets and liabilities in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses are recognized in arriving at operating income.

The results of overseas operations, whose functional currencies are not U.S. dollars, are translated at the average rates of exchange during the period and their balance sheets at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years ended December 31, 2002, 2001, and 2000, pursuant to SFAS No. 52, "Foreign Currency Translation" (SFAS No. 52), amounted to a $0.3 million loss, $0.5 million loss and $2.1 million gain, respectively.

(l) Employee stock plans

SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, Shire has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire's stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For fixed plans, the measurement date is the grant date. For plans where the measurement date occurs after the grant date, referred to as variable plans, the compensation cost is re-measured on the basis of the current market value of the company's stock at the end of each reporting period. Shire recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable.

The Company's basis for electing accounting treatment under APB No. 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

At December 31, 2002, the Company has nine stock-based employee compensation plan, which are described more fully in Note 28 to the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year ended December 31,                 2002             2001             2000
                                       $'000            $'000            $'000
                                 -----------      -----------      -----------
Net income
As reported                          250,569           38,759          211,727
Pro forma                            226,319            8,791          227,018
                                 -----------      -----------      -----------
Income per share
As reported - basic                    50.0c             7.9c            43.8c
As reported - diluted                  49.0c             7.7c            42.8c
Pro forma - basic                      45.2c             1.8c            47.0c
Pro forma - diluted                    44.4c             1.7c            45.9c
                                 -----------      -----------      -----------

(m) Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(n) Marketable securities

Marketable securities consist of commercial paper and institutional and managed cash funds. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), and based on the Company's intentions regarding these instruments, the Company has classified all marketable securities as held-to-maturity and has accounted for these investments at amortized cost.

Institutional and managed cash funds are short-term money market instruments, including bank and building society term deposits from a variety of companies with strong credit ratings.

(o) Inventories

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

(p) Investments

The Company has certain investments in equity securities.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Under the equity method of accounting, the Company records its investments in equity-method investees on the consolidated balance sheet as "Investments" and its share of the investees' earnings or losses together with other-than temporary impairments in value as "Equity in earnings of equity method investees" on the consolidated statement of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other than temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in "Accumulated other comprehensive loss", net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other (expense)/income, net (see note 24). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(q) Goodwill and other intangible assets

(i) Goodwill
Goodwill arising on the acquisition of subsidiary undertakings and businesses, representing any excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired, is capitalized.

Periods ending on or before December 31, 2001
For periods ending on or before December 31, 2001 goodwill recognized in respect of each significant business combination was amortized over a period of 5 to 30 years (weighted average 19 years) on a straight line basis depending on the nature of the goodwill, and was evaluated for impairment when events or changes in circumstance indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

Impairments of goodwill were recognized if expected undiscounted cash flows were not sufficient to recover the goodwill. If a material impairment was identified, goodwill was written down to its estimated fair value. Fair value was determined based on the present value of expected net cash flows to be generated by the business, discounted using a rate commensurate with the risks involved.

Periods commencing January 1, 2002

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

The statement directs that goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Going forward, the Company will carry out an annual impairment review of goodwill as of September 30th date unless any events occur which trigger the need for an earlier impairment review.

(ii) Other intangible assets
Other intangible assets, which comprise intellectual property including trademarks for products with an immediate defined revenue stream and acquired for valued consideration, are recorded at cost and amortized in equal annual installments over the estimated useful life of the related product which range from 5 to 40 years (weighted average 23 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process, is written off to operations on acquisition.

The following factors are considered in estimating the useful lives. Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

o regulatory and legal provisions, including the regulatory approval and review process, patent issues and actions by government agencies:
o the effects of obsolescence, changes in demand, competing products and other economic factors, including the development of competing drugs that are more effective clinically or economically, and
o actions of competitors, suppliers, regulatory agencies or others that may eliminate current competitive advantages

(r) Property, plant and equipment

Property, plant and equipment is shown at cost, less accumulated depreciation and any provision for impairment. Cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write-off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings                                                    20 to 50 years
Office furniture, fittings and equipment                     4 to 10 years
Warehouse, laboratory and manufacturing equipment            4 to 10 years

The cost of land is not depreciated.

Expenditures for maintenance and repairs are charged to operations as incurred. The costs of major renewals and improvements are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts. The profit or loss on such disposition is reflected in operating income.

(s) Impairment of long-lived assets other than goodwill and investments

The Company periodically evaluates the recoverability of long-lived assets other than goodwill and investments in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Company compares undiscounted net cash estimated to be generated by those assets to the carrying amounts of those assets. When these undiscounted cash flows are less than the carrying amount of the assets, the Company records impairment losses to write the asset down to its estimated fair market value. This is usually calculated by reference to discounted estimated cash flows.

(t) Concentration of risk

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

A significant proportion of revenue is derived from the sale of ADDERALL XR and ADDERALL. During 2002 and 2001, sales of these products were $427.7 million and $350.3 million respectively, representing 41% of total revenues in both years. As a result, factors affecting the sale or production of ADDERALL XR and ADDERALL would have a material adverse effect on our financial condition and results of operation.

(u) Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

(v) New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has assessed the potential impact of the adoption of SFAS No. 143 and concluded that there is no impact.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections" (SFAS No. 145). The principal change is that gains or losses from extinguishment of debt which are classified as extraordinary items by SFAS No. 4 will no longer be classified as such. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS No. 4 is encouraged. The Company plans to adopt SFAS No. 145 for its fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will need to be reclassified. The potential impact of the adoption of SFAS No. 145 will be to reclassify $2.6 million from extraordinary items to income expense.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do no expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

(w) Statutory accounts

The consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with generally accepted accounting principles in the United Kingdom for the years ended December 31, 2001 and 2000 have been delivered to the Registrar of Companies for England and Wales. The auditors' report on those accounts was unqualified.


(3) Business combinations and reorganizations

Year ended December 31, 2002

(a) Atlantic Pharmaceutical Services Inc acquisition

On September 27, 2002, the Company completed its acquisition of Atlantic Pharmaceutical Services Inc. (APS) from Niro Inc. for cash consideration of $17.3 million, including $0.3 million costs of acquisition. This transaction provided the Company with an in-house facility in which to manufacture several key U.S. products. The acquisition was accounted for using the purchase method and goodwill of $10.2 million was recorded. The results of operations of APS have been included in the consolidated results of the Company since the date of acquisition.

The purchase price of $17.3 million was allocated as follows:

                                                                 Fair value
                                                                      $'000
                                                                  ---------
Total current assets                                                  3,188
Property, plant and equipment, net                                   11,620
Current installments of long-term debt                                (216)
Accounts payable                                                    (1,367)
Long-term debt, excluding current installments                      (6,050)
                                                                  ---------
Net assets acquired                                                   7,175
Goodwill                                                             10,175
                                                                  ---------
                                                                     17,350
                                                                  ---------
Represented by:
Purchase consideration                                               17,000
Acquisition fees                                                        350
                                                                  ---------
                                                                     17,350
                                                                  ---------

The pro forma effect in 2002 and 2001 of the APS acquisition if acquired on January 1, 2002 and January 1, 2001 respectively would have resulted in revenues, income before extraordinary items, net income and earnings per share data as follows:

Year ended December 31,                                      2002           2001
                                                            $'000          $'000
                                                       ----------     ----------
Revenues                                                1,042,748        861,660
Income before extraordinary items                         248,983         41,428
Net income                                                248,983         38,824
                                                       ----------     ----------
Earnings per share - basic                                   49.7            7.9
Earnings per share - diluted                                 48.7            7.7
                                                       ----------     ----------

(b) Divestment of OTC products division

On December 27, 2002, the Company completed its divestment of a group of non-strategic U.S. products, known collectively as the `Over-The-Counter' (OTC) products. The Company received sale proceeds of $71.0 million and recorded a gain on disposal of $2.1 million. In addition, there are potential warranties of up to $7 million in respect of the divestment, of which the Company has provided what it deems necessary at this stage. Further details of this discontinued operation are provided in note 5 below.

Year ended December 31, 2001

(a) BioChem merger

On May 11, 2001, the Company acquired 100% of the outstanding stock of BioChem Pharma, Inc. (BioChem), an international specialty pharmaceutical company based in Laval, Canada.

The merger was achieved through an exchange of shares. Shire issued 179,447,629 common shares and 17,292,149 exchangeable shares in order to effect the business combination. Each exchangeable share is equivalent to 3 common shares and is exchangeable into common shares or ADSs at a rate of one exchangeable share for three common shares or one exchangeable share for one ADS, at any time at the request of the holder. Holders of exchangeable shares are entitled to the dividend and other rights that are economically equivalent to those of common shares. Through a voting trust and by means of special voting shares in Shire held by the trustee, holders of exchangeable shares are entitled to vote at shareholder meetings of the Company. Exchangeable shares are included in deriving the Company's weighted average number of shares for both basic and diluted earnings per share (see note 20) because they will become and are equivalent to common shares.

This transaction was accounted for by the pooling of interests method in accordance with APB No. 16. Consequently, the consolidated financial statements give retroactive effect to the merger.

Details of the results of operations of BioChem for the period before the merger was consummated, which is the period from January 1, 2001 to May 11, 2001, that are included in the combined net income of the Company are as follows:

                                                                    $'000
                                                                ---------
Revenue                                                            51,592
Net income                                                         23,003
                                                                ---------

Other changes in shareholders' equity:
Issue of common shares on exercise of stock options                 2,170
                                                                ---------

The revenues and earnings previously reported by the Company for the year ended December 31, 2000 can be reconciled to the combined amounts presented herein as follows:

                                                     Revenue         Net Income
                                                       $'000              $'000
                                                  ----------         ----------
As previously reported                               517,608             76,171
BioChem pooled results                               198,478            174,346
Accounting policy alignment (see note 4)            (44,976)           (38,790)
                                                  ----------         ----------
As restated for BioChem                              671,110            211,727
Discontinued operations (see note 5)                (23,456)                  -
                                                  ----------         ----------
As reported                                          647,654            211,727
                                                  ----------         ----------

(b) Dispositions

During 2001, the Company recorded a $8.1 million loss on the sale of its manufacturing facility in Toronto, Canada. As a result of the merger with BioChem, the decision was made to close the Toronto facility and to eliminate duplicate positions across the combined organization. The Company's existing Canadian based sales and marketing operations in Toronto were combined with those of BioChem in Laval.

During the third quarter of 2001, the Company disposed of certain non strategic products for net proceeds of approximately $4.5 million. A loss on disposition of $2.1 million was recorded in operations.


(4) Accounting policy alignment

In 1998, BioChem spun-off its investments in CliniChem to its shareholders. In connection with this spin-off, BioChem retained rights in CliniChem, including the option to reacquire all shares in CliniChem at any time. Under EITF 99-16, this transaction would result in CliniChem continuing to be consolidated by BioChem, as BioChem would have significant continuing involvement in the operation of CliniChem. However, at the time that CliniChem was spun-off, EITF 99-16 had not been issued and BioChem elected to de-consolidate CliniChem, an acceptable accounting principle at that time. The management of Shire believe that their accounting policies would have required Shire to continue to consolidate CliniChem, also an acceptable accounting alternative at the date of the spin-off and a policy that conforms with the later guidance issued under EITF 99-16. The effect of this accounting policy alignment is to reduce the net income from continuing operations previously reported by BioChem now included in the pooled financial statements for 2000 by $38.8 million.

On December 15, 2000 BioChem reacquired CliniChem. This acquisition has been reflected in the accompanying financial statements using purchase accounting.

(5) Discontinued operations

In December 1999 the Company acquired a group of products, collectively referred to as the OTC portfolio, through its merger with Roberts Pharmaceutical Corporation (Roberts). The OTC portfolio consisted of non-prescription laxatives and dietary supplements sold by the Company's U.S. operating segment. As a specialty pharmaceuticals company that focuses on prescription only products, this part of the business was not considered to be a core part of Shire's long-term strategy and hence the decision was made to divest the OTC portfolio in December 2002. On December 27, 2002, the Company completed its divestment of the OTC business. The Company received sale proceeds of $71.0 million and recorded a gain on disposal of $2.1 million. In addition, there are potential warranties of up to $7 million in respect of the divestment, of which the Company has provided what it deems necessary at this stage.

The historical consolidated financial statements have been restated to reflect the OTC business as a discontinued operation for all periods presented. Operating results of the discontinued operations are summarized below.

The amounts include income tax provisions based on the stand alone results of the OTC business. There have been no allocations of general and administrative corporate costs or interest expense related to corporate credit facilities to the discontinued operation. As the OTC business functioned within Shire US, which itself essentially functions as an independent entity, no corporate costs were eliminated upon discontinuance of the operation. Within Shire US, the OTC business had few dedicated resources. All of the products were manufactured and packaged by third party contract manufacturers. The products were distributed through a shared warehouse facility and sold through a small sales team.

Year ended December 31,                       2002           2001           2000
                                             $'000          $'000          $'000
                                       -----------    -----------    -----------
Product sales                               24,010         24,613         23,456
Cost of product sales                      (5,764)        (6,279)        (6,300)
                                       -----------    -----------    -----------
Gross profit                                18,246         18,334         17,156
                                       -----------    -----------    -----------
Operating expenses:
Selling, general and administrative        (8,550)        (7,623)        (6,073)
                                       -----------    -----------    -----------
Operating income                             9,696         10,711         11,083
Income taxes                               (3,588)        (3,963)        (4,100)
                                       -----------    -----------    -----------
Income from discontinued operations          6,108          6,748          6,983
Gain on sale (net of tax)                    2,083              -              -
                                       -----------    -----------    -----------
                                             8,191          6,748          6,983
                                       -----------    -----------    -----------

The assets and liabilities of the discontinued operation are summarized below.


                                                                                  December 31      December 31      December 31
                                                                                         2002             2001             2000
                                                                                        $'000            $'000            $'000
                                                                                  -----------      -----------      -----------
Current assets:
Inventories                                                                                 -            1,779            4,135
                                                                                  -----------      -----------      -----------
Long term assets:
Goodwill and other intangible assets, net                                                   -           65,348           67,340
Deferred tax liability                                                                      -          (7,400)          (6,354)
                                                                                  -----------      -----------      -----------
Total long term assets                                                                      -           57,948           60,986
                                                                                  -----------      -----------      -----------
Current liabilities:
Other current liabilities                                                            (12,784)                -                -
                                                                                  -----------      -----------      -----------
Total current liabilities                                                            (12,784)                -                -
                                                                                  -----------      -----------      -----------
Net (liabilities)/assets                                                             (12,784)           59,727           65,121
                                                                                  -----------      -----------      -----------


Included in the 2002 other current liabilities are amounts for ongoing liabilities that were not transferred to the purchaser.

(6) Marketable securities

                                                 December 31,      December 31,
                                                         2002              2001
                                                        $'000             $'000
                                                 ------------       -----------
Commercial paper                                       87,843           246,174
Institutional and managed cash funds                  228,283           477,737
                                                 ------------       -----------
                                                      316,126           723,911
                                                 ------------       -----------


                                                 December 31,      December 31,
                                                         2002              2001
Maturity profile of commercial paper                    $'000             $'000
                                                 ------------       -----------
Less than one month                                     7,297           168,678
1-3 months                                             12,981                 -
3-6 months                                             67,565            77,496
                                                 ------------       -----------
                                                       87,843           246,174

Maturity profile of institutional
and managed cash funds                                  $'000             $'000
                                                 ------------       -----------
Less than one month                                    63,600           477,737
1-3 months                                             20,373                 -
3-6 months                                             45,090                 -
6-12 months                                            25,192                 -
More than one year                                     74,028                 -
                                                 ------------       -----------
                                                      228,283           477,737
                                                 ------------       -----------


(7) Accounts receivable, net

                                                 December 31,      December 31,
                                                         2002              2001
                                                        $'000             $'000
                                                 ------------       -----------
Trade receivables                                     130,210           187,694
Research and development contracts                      5,184             3,998
Other receivables                                       3,003             2,221
                                                 ------------       -----------
                                                      138,397           193,913
                                                 ------------       -----------

Trade receivables included above are stated net of a provision for doubtful debts of $0.8 million (December 31, 2001: $1.1 million).

Included within trade receivables as at December 31, 2002 is $nil in respect of unearned income relating to ADDERALL XR product sales (December 31, 2001: $17.0 million).

Included within research and development contracts receivable are amounts due in respect of an agreement with the Canadian government, Technology Partnerships Canada (TPC), under which a contribution is made towards certain eligible research and development costs incurred by Shire's Canadian subsidiary, Shire BioChem Inc. This was $1.0 million at December 31, 2002.

(8) Inventories

                                           December 31,         December 31,
                                                   2002                 2001
                                                  $'000                $'000
                                           ------------          -----------
Finished goods                                   27,672               18,101
Work-in-process                                  13,716               18,262
Raw materials                                     7,828                8,548
                                           ------------          -----------
                                                 49,216               44,911
                                           ------------          -----------


(9) Prepaid expenses and other current assets

                                           December 31,         December 31,
                                                   2002                 2001
                                                  $'000                $'000
                                           ------------          -----------
Prepaid expenses                                 14,558               18,780
Deferred financing costs                          1,208                1,077
Income tax receivable                                12                7,712
Valued added taxes receivable                     2,730                5,407
Other current assets                             12,282                5,595
                                           ------------          -----------
                                                 30,790               38,571
                                           ------------          -----------

The deferred financing costs relate to the $400 million convertible loan note (see note 16). These costs are being amortized over 10 years using the effective interest rate method.

(10) Investments

                                          December 31,         December 31,
                                                  2002                 2001
                                                 $'000                $'000
                                          ------------          -----------
Investments in private companies                47,255               51,549
Investments in public companies                 14,129               13,855
Equity method investments                       10,578                3,339
                                          ------------          -----------
                                                71,962               68,743
                                          ------------          -----------

(a) Investments in private companies

(i) GeneChem funds
We have made investments in two venture capital funds. The fund managers distribute income to the partners of the funds in respect of dividends or realized gains made on sale of investments.

In March 1997, we entered into an agreement to make an investment of CAN$30.0 million in the GeneChem Technologies Venture Fund L.P., a venture capital fund sponsored by our subsidiary, GeneChem Financial Corporation. This CAN$100.0 million Fund invests in advanced academic research projects and early stage private or public companies in the area of genomics and related technologies for human application. Our partners in this fund are a select group of financial investors. As of December 31, 2002, we have invested CAN$27.0 million in the GeneChem Technologies Venture Fund L.P. and we are, therefore, committed to investing a further $1.9 million (CAN$3.0 million) into this Fund.

(i) GeneChem funds (continued)
In September 2000, we entered into an agreement to invest CAN$15.0 million in the GeneChem Therapeutics Venture Fund L.P., which invests in genomics companies focusing on cancer and infectious diseases. As of December 31, 2002, we have committed to invest a further $4.3 million (CAN$6.8 million) in the GeneChem Therapeutics Venture Fund L.P.

The manager and general partners of these funds are fully owned subsidiaries of the Company. These funds have not been consolidated because the operational substance of the funds are such that the other partners have the ability to veto investment decisions.

(ii) EGS Healthcare fund
In November 2000, we entered into an agreement to invest up to $10.0 million in various EGS healthcare funds. EGS is a private equity company that makes investments in healthcare companies that focus mainly on biotechnology and specialty pharmaceuticals. As of December 31, 2002, we have invested $5.1 million in EGS healthcare funds and we are, therefore, committed to invest a further $4.9 million into these funds.

(b) Investments in public companies

During the year ended December 31, 2002, there were no new investments made in public companies. In July 2002, the Company's $11.1 million preference share investment in Immunogen Inc. was converted in to a common stock holding.

During the year, the Company wrote down the cost of investments in public companies by $1.4 million due to other than temporary impairments. This expense is included within non-operating other (expense)/income, net (see note 24).

(c)  Equity method investments

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting. The Company's share of the partnership is included within "Equity in earnings of equity method investees" and the related equity investment of $2.9 million is included above.

In September 2002, the Company sold the net assets of its CADx group of companies, to Qualia Computing Inc, in exchange for shares in a newly formed joint venture. The common stock of the joint venture, Qualia Computing Inc., is 50% owned by Shire. The initial value of the investment was equal to the book value of assets sold, therefore, no gain or loss was recognized.

The Company has applied the equity method of accounting as the Company owns, but does not exercise control over its 50% share of the joint venture. As a result, the Company's investment is valued at cost, adjusted for its share of the earnings or losses of the joint venture.

The Company's share of the partnership is included within "Equity in earnings of equity method investees" and the related equity investment of $7.7 million is included above. There is no significant difference between the amount at which the investment is carried and the amount of the underlying equity in net assets of the joint venture.

(11) Property, plant and equipment, net

                                                    December 31,    December 31,
                                                            2002            2001
                                                           $'000           $'000
                                                    ------------     -----------
Land and buildings                                       111,164          95,921
Office furniture, fittings and equipment                  31,210          12,659
Warehouse, laboratory and manufacturing equipment         46,706          46,613
                                                    ------------     -----------
                                                         189,080         155,193
Less: Accumulated depreciation                          (53,846)        (41,846)
                                                    ------------     -----------
                                                         135,234         113,347
                                                    ------------     -----------

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $12.9 million, $14.4 million and $10.7 million respectively.

(12) Goodwill and other intangible assets, net

                                               December 31,         December 31,
                                                       2002                 2001
                                                      $'000                $'000
                                               ------------          -----------
Goodwill arising on businesses acquired             254,207              220,890
Less: accumulated amortization                     (50,440)             (45,549)
                                               ------------          -----------
                                                    203,767              175,341
                                               ------------          -----------

Other intangible assets acquired                    397,807              379,986
Less: accumulated amortization                     (96,723)             (71,631)
                                               ------------          -----------
                                                    301,084              308,355
                                               ------------          -----------
Total                                               504,851              483,696
                                               ------------          -----------

The increase/(decrease) in the net book value of goodwill and other intangible assets for the year ended December 31, 2002 is shown in the table below:

                                                                       Other
                                                                  intangible
Year ended December 31, 2002                   Goodwill               assets
                                                  $'000                $'000
                                           ------------          -----------
As at January 1, 2002                           175,341              308,355
Acquisitions                                     10,175               23,467
Amortization charged                                  -             (23,493)
Asset impairments                                     -             (18,777)
Foreign currency translation                     18,251               11,532
                                           ------------          -----------
As at December 31, 2002                         203,767              301,084
                                           ------------          -----------

The acquisition of goodwill is in respect of APS (see note 3). Acquisitions of other intangible assets primarily related to SOLARAZE. The Company acquired the exclusive rights to manufacture, distribute and sell SOLARAZE for the treatment of actinic keratosis from SkyePharma plc. In May 2002, the Company paid $18.9 million ((pound)12.9 million) in respect of certain European territories, followed in December 2002 by a further $1.2 million ((pound)0.7 million) in respect of the rights for Australia, New Zealand, South Africa and certain other countries in the Pacific Rim.

Amortization charged for the years ended December 31, 2002, 2001 and 2000 was $23.5 million, $31.4 million and $27.3 million respectively. Goodwill was no longer amortized with effect from January 1, 2002 following the implementation of SFAS No. 142 (see below).

Adoption of SFAS No. 142
As described in note 2, the Company adopted SFAS No. 142 as of January 1, 2002.

A transitional assessment of goodwill impairment as of January 1, 2002 was completed by June 30, 2002. Management concluded that the fair value of the Company's individual reporting units exceeded the carrying value of the net assets including goodwill, and hence this process did not result in any impairment to be recorded on adoption of SFAS No. 142.

The Company completed a second goodwill impairment review as of September 30, 2002 and found that no adjusting entries were necessary.

A reconciliation table is provided below to exclude the effect of goodwill amortization in accordance with the transitional disclosures relating to SFAS No. 142. Results for the year ended December 31, 2002 have been prepared in accordance with SFAS No. 142.


Year ended December 31,                                                                  2002             2001             2000
                                                                                        $'000            $'000            $'000
                                                                                  -----------      -----------      -----------
Income from continuing operations before extraordinary items as reported
                                                                                      242,378           34,615          204,744
Add back of goodwill amortization charge                                                    -           10,763           11,324
                                                                                  -----------      -----------      -----------
Adjusted income from continuing operations before extraordinary items
                                                                                      242,378           45,378          216,068
                                                                                  -----------      -----------      -----------

Net income as reported                                                                250,569           38,759          211,727
Add back of goodwill amortization charge                                                    -           10,763           11,324
                                                                                  -----------      -----------      -----------
Adjusted net income for basic earnings per share                                      250,569           49,522          223,051
Interest charged on convertible debt, net of tax                                        5,585                -                -
                                                                                  -----------      -----------      -----------
Adjusted net income for diluted earnings per share                                    256,154           49,522          223,051
                                                                                  -----------      -----------      -----------

Basic earnings per share (in $):
Net income as reported                                                                   50.0              7.9             43.8
Add back goodwill amortization charge                                                       -              2.2              2.3
                                                                                  -----------      -----------      -----------
Adjusted net income                                                                      50.0             10.1             46.1
                                                                                  -----------      -----------      -----------

Diluted earnings per share (in $):
Net income as reported                                                                   49.0              7.7             42.8
Add back goodwill amortization charge                                                       -              2.1              2.3
Interest charged on convertible debt, net of tax                                          0.1                -                -
                                                                                  -----------      -----------      -----------
Adjusted net income                                                                      49.1              9.8             45.1
                                                                                  -----------      -----------      -----------

Weighted average number of shares:                                              No. of shares    No. of shares    No. of shares
                                                                                  -----------      -----------      -----------
Basic                                                                             500,687,594      492,594,226      482,890,070
Diluted                                                                           522,418,246      504,875,587      494,691,805

Adoption of SFAS No. 142

There is no tax effect related to the goodwill amortization disclosed above.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at December 31, 2002 will be approximately $13.2 million for each of the five years to December 31, 2007. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

The net book value of goodwill by operating segment is as follows:


 December 31,                U.S.     International              R&D       Total
                            $'000             $'000            $'000       $'000
                     ------------     -------------    -------------    --------
 2002                     174,617            29,150                -     203,767
 2001                     148,660            26,681                -     175,341
                     ------------     -------------    -------------    --------

During the year ended December 31, 2002, the Company acquired exclusive rights to manufacture, distribute and sell SOLARAZE in certain countries. The purchase cost was $20.1 million. The amortization period in respect of this product is 10 years.

(13) Other non-current assets

                                                 December 31,       December 31,
                                                         2002               2001
                                                        $'000              $'000
                                                 ------------        -----------
Deferred financing costs                                7,915              8,617
SERP investment                                        12,070             14,367
Other assets                                            3,279              3,184
                                                 ------------        -----------
                                                       23,264             26,168
                                                 ------------        -----------

The deferred financing costs at December 31, 2002 and 2001 were in respect of the $400 million convertible loan note. These costs are being amortized over 10 years. The current element of these costs is included within prepaid expenses and other current assets (note 9).

Further details of the Supplemental Executive Retirement Plan (SERP) investment are provided in note 25. The amount shown above is the cash surrender value of life insurance policies which is backed by marketable securities. A liability of $8.4 million is included within note 17 (2001: $11.3 million).

(14) Accounts payable and accrued expenses

                                                 December 31,      December 31,
                                                         2002              2001
                                                        $'000             $'000
                                                 ------------       -----------
Trade accounts payable                                 46,912            51,952
Accrued rebates and charge-backs                       45,919            41,086
Accrued expenses                                       91,276            74,114
                                                 ------------       -----------
                                                      184,107           167,152
                                                 ------------       -----------

(15) Other current liabilities

                                                 December 31,       December 31,
                                                         2002               2001
                                                        $'000              $'000
                                                 ------------        -----------
Income taxes payable                                    5,440             25,604
Payable for termination of license agreement                -                738
Interest on long-term debt                              2,893              2,928
Social security liabilities                             1,934              7,237
Value added taxes                                       1,957              1,148
Other accrued liabilities                               3,268              5,075
                                                 ------------        -----------
                                                       15,492             42,730
                                                 ------------        -----------

(16) Long-term debt

                                                 December 31,      December 31,
                                                         2002              2001
                                                        $'000             $'000
                                                 ------------       -----------
Total obligations                                     408,190           406,806
Current maturities of long-term obligations             (888)           (4,325)
                                                 ------------       -----------
Total long-term debt                                  407,302           402,481
                                                 ------------       -----------

An analysis of total obligations by loan type is presented below:
                                                 December 31,      December 31,
                                                         2002              2001
                                                        $'000             $'000
                                                 ------------       -----------
Convertible notes due 2011                            400,000           400,000
Unsecured convertible zero coupon loan notes                -             1,450
Canadian provincial and federal government loan         1,880             3,100
Bank term loans                                             -             2,256
Capital leases                                          6,310                 -
                                                 ------------       -----------
                                                      408,190           406,806
                                                 ------------       -----------

Principal payments in each of the next five years and thereafter on total obligations outstanding at December 31, 2002 amount to:

                                                          December 31,
                                                                  2002
                                                                 $'000
                                                           -----------
2003                                                               888
2004                                                           400,897
2005                                                               863
2006                                                               254
2007                                                               272
Thereafter                                                       5,016
                                                           -----------
                                                               408,190
                                                           -----------

The principal payments presented above have been calculated on the basis that the $400 million convertible notes due 2011 convert to common shares or will be paid as cash at the earliest opportunity, which is August 21, 2004. Further details in respect of the convertible notes are presented below.

(i) Convertible notes due 2011
The $400 million of guaranteed convertible notes due 2011, were issued in August 2001 by Shire Finance Limited (the Issuer), a wholly owned subsidiary.

The convertible notes are guaranteed by Shire and are convertible into redeemable preference shares of the Issuer which upon issuance will be immediately exchanged for either (i) Shire common shares or (ii) Shire ADSs, or
(iii) at the Issuer's option, a cash amount based upon the London Stock Exchange volume-weighted average prices of common shares on the fourth through eighth business days following conversion.

At the choice of investors, each $1000 of nominal value notes can be converted into 49.62 Shire common shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors can choose to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008. At the option of the Company, repayment can be made in the form of Shire common shares or ADSs. The number of common shares that a note holder would receive would be based on the notional principal of the notes divided by 95% of the London Stock Exchange volume-weighted average price of common shares on the five trading days after the Company gives notice of the exercise of its option. Such notice will be on or before the tenth business day preceding the repayment put date. On or after August 21, 2004, the Company may redeem, for cash, all or part of the notes providing the Ordinary Share price has exceeded $26.20 (Sterling equivalent at the time) for 20 of the 30 consecutive dealing days in the period prior to redemption.

The decision as to whether a note holder should exercise a put option will depend on a number of factors particularly the price of Shire stock at the put date and the likelihood of the Company's stock price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or (pound)12.52 (at the closing exchange rate for 2002) for Shire common shares and $60.46 for Shire ADSs. If the price of Shire common shares at the first put date of August 21, 2004 remains at a level similar to the year end price of (pound)3.97 ($18.89 for Shire ADSs) it is quite possible that note holders will choose to exercise their put options. The Company currently has adequate resources from which it could satisfy repayment of the entire convertible debt principal of $400m.

The interest expense recorded in the year ended December 31, 2002 was $8.0 million (2001: $2.9 million).

(ii) Unsecured convertible zero coupon loan notes
The Company financed the purchase of intellectual property relating to the manufacture of ADDERALL from Arenol Corporation by a total of $11.8 million in loan notes. On March 5, 1999 the Company issued a $5.8 million principal amount Unsecured Convertible Zero Coupon Loan note due July 30, 2001 (the First Loan
Note) and a $6.0 million principal amount Unsecured Convertible Zero Coupon Loan Note due July 30, 2004 (the Second Loan Note). Both loan notes were in the name of the parent company, Shire. The agreement provided for the cancellation of certain specified amounts of the aggregate principal amount of the First Loan Note and of such amounts of the Second Loan Note on certain dates to the extent of certain indemnified losses or, to the extent that such amounts of the First Loan Note or the Second Loan Note (together the Loan Notes) were not so cancelled, for their conversion into common shares. The number of common shares was calculated by dividing the amount not cancelled by the lower of (pound)3.565 (approximately $5.75) and the midweek closing price of the common shares on the London Stock Exchange on the relevant date. Translation from pounds sterling to U.S. dollars was made using the exchange rate on the relevant date.

The Company has issued common shares to Arenol Corporation (or its nominee broker), as set out in the table below, in consideration of the conversion of each of the Loan Notes. As at December 31, 2002 there is no liability remaining.

                                          No. of common
Date of conversion                        shares issued                $'000
                                           ------------          -----------
March 13, 2000                                  533,279                3,000
August 3, 2000                                  560,076                2,800
November 6, 2000                                541,478                3,000
July 30, 2001                                   295,061                1,500
August 6, 2002                                  267,572                1,500
                                            -----------          -----------
                                              2,197,466               11,800
                                            -----------          -----------

(iii) Canadian federal and provincial government loan
The Company has a Canadian federal and provincial government loan outstanding of $1.9 million (CAN$3.0 million). This facility is non-interest bearing and is repayable in annual installments of $0.6 million (CAN$1.0 million).

(iv) Bank term loans
The Company had a bank term loan at December 31, 2001 bearing interest at the lender's prime rate, which was secured by a charge on land and buildings. The final payment in respect of this loan was made in May 2002.

(v) Capital leases

                                          December 31,         December 31,
Obligations under capital leases                  2002                 2001
                                                 $'000                $'000
                                          ------------          -----------
Current                                            261                    -
Non-current                                      6,049                    -
                                          ------------          -----------
                                                 6,310                    -
                                          ------------          -----------

The following is an analysis of the leased property under capital leases by major asset classes:

                                           December 31,         December 31,
Classes of property                                2002                 2001
                                                  $'000                $'000
                                           ------------          -----------
Land and buildings                                6,259                    -
Office furniture, fittings and equipment            160                    -
                                           ------------          -----------
                                                  6,419                    -
Less: accumulated depreciation                    (126)                    -
                                           ------------          -----------
                                                  6,293
                                           ------------          -----------

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002.

                                          December 31,
                                                  2002
                                                 $'000
                                           -----------
2003                                               261
2004                                               270
2005                                               237
2006                                               254
2007                                               272
Thereafter                                       5,016
                                           -----------
                                                 6,310
                                           -----------

(17) Other non-current liabilities

                                          December 31,         December 31,
                                                  2002                 2001
                                                 $'000                $'000
                                          ------------          -----------
SERP (note 25)                                   8,364               11,348
Other accrued liabilities                        6,520                2,297
                                          ------------          -----------
                                                14,884               13,645
                                          ------------          -----------

(18) Financial instruments

The estimated fair value of the Company's financial instruments at December 31, is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

o Marketable securities - the carrying value of marketable securities approximates fair value because of the short-term nature of these investments.

o Investments - non-current investments with readily determinable market values are marked to market.

o Long-term debt - the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.

The carrying amounts and corresponding fair values of financial instruments at December 31, 2002 and 2001 were as follows:

December 31, 2002                         Carrying Amount
                                                                    Fair Value
                                                    $'000                $'000
                                             ------------          -----------
Financial assets:
Commercial paper                                   87,843               87,843
Institutional and managed cash funds              228,283              228,283
Investments                                        14,129               14,129

Financial liabilities:
Long-term debt                                    408,190              376,883
                                             ------------          -----------

December 31, 2001                         Carrying Amount
                                                                    Fair Value
                                                    $'000                $'000
                                             ------------          -----------
Financial assets:
Commercial paper                                  246,174              246,174
Institutional and managed cash funds              477,737              477,737
Investments                                        13,855               13,855

Financial liabilities:
Long-term debt                                    406,806              394,206
                                             ------------          -----------


(19) Leases and other commitments

(a) Leases

The Company leases facilities, motor vehicles and certain office equipment under operating leases. The Company's commitments under the non-cancelable portion of all operating leases for the next five years and thereafter as of December 31, 2002 are as follows:

                                           December 31,
                                                  2002
                                                 $'000
                                           -----------
2003                                             7,215
2004                                             7,887
2005                                             5,855
2006                                             4,085
2007                                             3,038
Thereafter                                      12,805
                                           -----------
                                                40,885
                                           -----------

Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $6.7 million, $6.1 million and $4.3 million for the fiscal years ended December 31, 2002, 2001 and 2000 respectively.

19) Leases and other commitments

(b) Contingent liabilities

(i) Commitments
The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $38.1 million (December 31, 2001: $37.7 million). As at December 31, 2002 an amount of $20.3 million (December 31, 2001:
$20.1 million) has been subscribed.

(ii) FLUVIRAL
The Company signed a ten-year contract with the Government of Canada in 2001 to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics has therefore begun to expand its production capacity in order to meet this objective within a five-year period.

Shire Biologics is committed to CAN$18 million (approximately $11.3 million) of capital expenditure on immoveables for the purpose of achieving the level of pandemic readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2002/2003 will be CAN$19.2 million (approximately $12 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

(c) Legal proceedings

(i) General
Shire accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within in a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised.

(ii) Phentermine
Shire US Inc. (SUS) is a defendant in eleven lawsuits still pending in both U.S. federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 3,804 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,756 cases. Shire is awaiting the furtherance of proceedings in the remaining 37 law suits.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends vigorously to defend all the lawsuits and pursue all available reasonable defenses. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine and believes that

(ii) Phentermine (continued)
liability is neither probable nor quantifiable at this stage of litigation. Legal expenses have been paid by Eon Labs Manufacturing Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

At the present stage of litigation, Shire is unable to estimate the level of future legal costs after taking into account any available product liability insurance and enforceable indemnities. To the extent that any legal costs are not covered by insurance or available indemnities, these will be expensed as incurred.

(iii) ADDERALL
Shire's extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 ("the '819 Patent"). In January 2003 we received a Paragraph IV notice from Barr alleging that this patent is invalid and not infringed by Barr's extended release mixed amphetamine salt product which is the subject of a Barr pending ANDA application. On February 24, 2003 Shire Laboratories Inc. filed suit against Barr in the US District Court for the Southern District of New York for infringement of the '819 Patent with respect to this ANDA. The Hatch-Waxman Act provides for an automatic stay of up to 30 months of FDA approval for Barr's ANDA to market its generic version of Adderall XR to allow the Court to resolve the patent infringement lawsuit. However, there can be no assurance that the Company will be successful in the suit. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA application. This may have a material adverse impact on the Company's results and financial position . In the event that the Company does not prevail in the suit, a generic version of Adderall XR could not be launched before October 2004, the current expiry of the existing Hatch-Waxman exclusivity.

Shire filed a Complaint against Barr on April 30, 2002 in the District Court of New Jersey. In the Complaint, Shire requested a preliminary and permanent injunction to prevent Barr from marketing a mixed amphetamine salt product in a trade dress similar to that of ADDERALL. Shire requested that Barr recall all such products and also asked for damages. An order denying the preliminary injunction was issued on August 26, 2002. Shire filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on September 16, 2002 appealing the denial of Shire's motion for a preliminary injunction.

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

Shire BioChem was also involved in worldwide patent disputes with Emory and the University of Georgia Research Foundation (Georgia) relating to certain dioxolane nucleoside analogs wherein Shire BioChem opposed certain patents and patent applications of Emory and Georgia and wherein Emory opposed a European patent of Shire BioChem. Pursuant to global Settlement and License Agreements finalized in August 2002 by Shire BioChem, Shire, Georgia and Triangle Pharmaceuticals Inc. (Triangle), Shire will grant an exclusive royalty bearing license to Emory, sub licensable to Triangle, for certain dioxolane nucleoside analogs, including diamino purine dioxolane (DAPD). Emory, Georgia and Triangle will grant an exclusive royalty bearing license to Shire for certain dioxolane nucleosides, including SPD 756. The compounds the subject of these licenses are in development. A low royalty will be payable by Shire upon commercialization of SPD 756. The Settlement and License Agreements provide for the resolution of all worldwide patent disputes relating to the licensed patents.

(v) Other matters
In addition, the Company is involved in claims and lawsuits in the normal course of business. It is not possible at this time to determine the ultimate outcome of any of these claims.

(20) Related parties

(a) Mr Spitznagel

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

o If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a `good reason' termination;

o Mr Spitznagel would provide consulting services to the Company for at least 42 months following the acquisition of Roberts, unless Mr Spitznagel terminated the consultancy agreement prior to the end of the 42nd month upon 30 days notice; and

o The Company would pay Mr Spitznagel at a rate of $400,000 per annum for his consulting services, $150,000 per annum as an office allowance, $250,000 per annum to comply with certain restrictive covenants contained therein and $150,000 per annum for tax, financial and estate planning advice, life insurance and health insurance.

The amount owed to Mr Spitznagel at December 31, 2002 was $0.5 million (at December 31, 2001 it was $1.4 million).

(b) Professional fees

The Company incurred professional fees with law firms, in which the Hon James Grant, a director of the Company, is a partner, totaling $1,239 for the year ended December 31, 2002 ($1.9 million for the year ended December 31, 2001 and $0.4 million for the year ended December 31, 2000).

No amounts were due to/from the law firms in which the Hon James Grant is a partner at December 31, 2002, or at December 31, 2001.

(c) Immunosystems

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

(21) Earnings per share

The following table reconciles income from continuing operations before extraordinary items and the weighted average common shares outstanding for basic and diluted EPS for the periods presented:


Year ended December 31,                                                           2002                 2001                 2000
                                                                                 $'000                $'000                $'000
                                                                           -----------          -----------          -----------

Income from continuing operations before extraordinary items                   242,378               34,615              204,744
                                                                           -----------          -----------          -----------
Income from discontinued operations, net of tax                                  8,191                6,748                6,983
Extraordinary item, net of tax                                                       -              (2,604)                    -
                                                                           -----------          -----------          -----------
Net income                                                                     250,569               38,759              211,727
                                                                           -----------          -----------          -----------
Effect of dilutive securities:
Interest charged on convertible debt, net of tax                                 5,585                    -                    -
                                                                           -----------          -----------          -----------



Year ended December 31,                                                           2002                 2001                 2000
                                                                                 $'000                $'000                $'000
                                                                           -----------          -----------          -----------
Weighted average number of shares outstanding                            No. of shares        No. of shares        No. of shares
                                                                           -----------          -----------          -----------
Earnings per share - basic                                                 500,687,594          492,594,226          482,890,070
Effect of dilutive securities:
Share options                                                                1,883,475           11,362,332           11,801,735
Convertible debt                                                            19,847,177                    -                    -
Warrants                                                                             -              919,029                    -
                                                                           -----------          -----------          -----------
                                                                            21,730,652           12,281,361           11,801,735
                                                                           -----------          -----------          -----------
Earnings per share - diluted                                               522,418,246          504,875,587          494,691,805
                                                                           -----------          -----------          -----------

Earnings per share - basic
Income from continuing operations before extraordinary items                     48.4c                 7.0c                42.4c

Income from discontinued operations, net of tax                                   1.6c                 1.4c                 1.4c
Extraordinary item, net of tax                                                       -               (0.5c)                    -
                                                                           -----------          -----------          -----------
                                                                                 50.0c                 7.9c                43.8c
                                                                           -----------          -----------          -----------
Earnings per share - diluted
Income from continuing operations before extraordinary items                     47.4c                 6.9c                41.4c

Income from discontinued operations, net of tax                                   1.6c                 1.3c                 1.4c
Extraordinary item, net of tax                                                       -               (0.5c)                    -
                                                                           -----------          -----------          -----------
Earnings per share - diluted                                                     49.0c                 7.7c                42.8c
                                                                           -----------          -----------          -----------

The computation of weighted average number of shares for diluted EPS for the years ended December 31, 2001 and 2000 does not include convertible debt because, after eliminating interest charged to operations from the numerator, the inclusion would be anti-dilutive.

The warrants are issuable in respect of a research and development agreement. A charge of $4.5 million has been made in the results for the year ended December 31, 2001.

The warrants and share options not included within the calculation of the diluted weighted average number of shares, because the exercise prices exceeded the Company's average share price during the calculation period, are shown below.

Year ended December 31,                2002              2001             2000
                              No. of shares     No. of shares    No. of shares
                                -----------       -----------      -----------
Share options                    17,492,575        10,384,600                -
Warrants                          1,346,407                 -                -
                                -----------       -----------      -----------
                                 18,838,982        10,384,600                -
                                -----------       -----------      -----------

(22) Analysis of revenues, operating income/(loss) and assets by reportable segments

The Company has disclosed segment information for the individual operating areas of the business, based on the way in which the business is managed and controlled. Shire's principal reporting segments are geographic, each being managed and monitored separately and serving different markets. The Company evaluates performance based on operating income or loss before interest and income taxes. The accounting policies of each reportable segment are consistent with those of the Company.


Operating income/(loss)


Year ended December 31, 2002                                     U.S.        International                 R&D               Total
                                                                $'000                $'000               $'000               $'000
                                                         ------------        -------------       -------------       -------------
External revenues:
  Product sales                                               714,655              144,733                   -             859,388
  Licensing and development                                     2,661                  403                   -               3,064
  Royalties                                                       215              174,597                   -             174,812
  Other revenues                                                    -                   34                   -                  34
Intersegment revenues                                          21,169                    -             127,823             148,992
                                                         ------------  ------------------------  -------------       -------------
                                                              738,700              319,767             127,823           1,186,290
Elimination of intersegment sales                            (21,169)                    -           (127,823)           (148,992)
                                                         ------------  ------------------------  -------------       -------------
Total revenues                                                717,531              319,767                   -           1,037,298

Cost of revenues                                               63,356               70,326                   -             133,682
Research and development                                            -                    -             189,179             189,179
Selling, general and administrative                           238,810              147,213                   -             386,023
Loss on disposition of assets                                   1,221                  155                   -               1,376
                                                         ------------  ------------------------  -------------       -------------
Total operating expenses                                      303,387              217,694             189,179             710,260
                                                         ------------  ------------------------  -------------       -------------
Operating income/(loss)                                       414,144              102,073           (189,179)             327,038
                                                         ------------  ------------------------  -------------       -------------

December 31, 2002                                                U.S.        International                 R&D               Total
                                                                $'000                $'000               $'000               $'000
                                                         ------------        -------------       -------------       -------------
Total assets                                                  818,383            1,340,116              50,124           2,208,623
Long lived assets                                             260,751              451,435              29,341             741,527
Capital expenditure on long lived assets                        8,188               38,940               7,152              54,280
                                                         ------------        -------------       -------------       -------------



(22) Analysis of revenues, operating income/(loss) and assets by reportable segments (continued)

Operating income/(loss) (continued)


Year ended December 31, 2001                                      U.S.       International                 R&D               Total
                                                                 $'000               $'000               $'000               $'000
                                                          ------------       -------------       -------------       -------------
Product sales                                                  587,449             111,902                   -             699,351
Licensing and development                                        4,507                 991                   -               5,498
Royalties                                                          264             144,891                   -             145,155
Other revenues                                                       -               2,952                   -               2,952
Intersegment revenues                                           19,319                   -              36,705              56,024
                                                          ------------  ------------------------ -------------       -------------
                                                               611,539             260,736              36,705             908,980
Elimination of intersegment sales                             (19,319)                   -            (36,705)            (56,024)
                                                          ------------  ------------------------ -------------       -------------
Total revenues                                                 592,220             260,736                   -             852,956

Cost of revenues                                                58,655              53,351                   -             112,006
Research and development                                             -                   -             171,029             171,029
Selling, general and administrative                            195,438             108,042                   -             303,480
Asset impairments and restructuring charges                          -              29,699                   -              29,699

Merger transaction expenses                                          -              83,470                   -              83,470
Loss on disposition of assets                                    2,052               8,112                   -              10,164
                                                          ------------  ------------------------ -------------       -------------
Total operating expenses                                       256,145             282,674             171,029             709,848
                                                          ------------  ------------------------ -------------       -------------
Operating income/(loss)                                        336,075            (21,938)           (171,029)             143,108
                                                          ------------  ------------------------ -------------       -------------

December 31, 2001                                                U.S.        International                 R&D               Total
                                                                $'000                $'000               $'000               $'000
                                                         ------------        -------------       -------------       -------------
Total assets                                                  658,031            1,223,604              29,096           1,910,731
Long lived assets                                             327,289              419,601              23,286             770,176
Capital expenditure on long lived assets                        3,880               65,558               2,488              71,926
                                                         ------------        -------------       -------------       -------------



(22) Analysis of revenues, operating income/(loss) and assets by reportable segments (continued)

Operating income/(loss) (continued)


Year ended December 31, 2000                                      U.S.       International                 R&D               Total
                                                                 $'000               $'000               $'000               $'000
                                                          ------------       -------------       -------------       -------------
Product sales                                                  391,168             105,607                   -             496,775
Licensing and development                                        1,326              12,821                   -              14,147
Royalties                                                          266             135,204                   -             135,470
Other revenues                                                      20               1,242                   -               1,262
Intersegment revenues                                           18,408                   -              51,666              70,074
                                                          ------------  ------------------------ -------------       -------------
                                                               411,188             254,874              51,666             717,728
Elimination of intersegment sales                             (18,408)                   -            (51,666)            (70,074)
                                                          ------------  ------------------------ -------------       -------------
Total revenues                                                 392,780             254,874                   -             647,654

Cost of revenues                                                47,093              47,978                   -              95,071
Research and development                                             -                   -             155,145             155,145
Selling, general and administrative                            116,761             113,455                   -             230,216
Asset impairments and restructuring charges                          -              26,947                   -              26,947
                                                          ------------  ------------------------ -------------       -------------
Total operating expenses                                       163,854             188,380             155,145             507,379
                                                          ------------  ------------------------ -------------       -------------
Operating income/(loss)                                        228,926              66,494           (155,145)             140,275
                                                          ------------  ------------------------ -------------       -------------


December 31, 2000                                                U.S.        International                 R&D               Total
                                                                $'000                $'000               $'000               $'000
                                                         ------------        -------------       -------------       -------------
Total assets                                                  560,864              943,687              43,944           1,548,495
Long lived assets                                             353,656              475,361              23,625             852,642
Capital expenditure on long lived assets                       27,945               50,435              21,237              99,617
                                                         ------------        -------------       -------------       -------------

Material customers

In the periods set out below, certain customers accounted for greater than 10% of Shire's total revenues:


Year ended December 31,                                2002          2002           2001           2001          2000           2000
                                                      $'000     % revenue          $'000      % revenue         $'000      % revenue
                                                -----------     ---------    -----------      ---------   -----------      ---------
Customer A                                          231,270           22%        176,941            21%       132,913            21%
Customer B                                          197,184           19%        123,350            14%        80,293            12%
Customer C                                          149,613           14%              -              -             -              -
                                                  ---------     ---------      ---------    -----------   -----------    -----------

Amounts outstanding at December 31, in respect of these material customers were as follows:

December 31,                                     2002           2001
                                                $'000          $'000
                                          -----------      ---------
Customer A                                      4,354         34,882
Customer B                                      9,189         39,094
Customer C                                      9,738         20,937
                                          -----------    -----------

(23) Other charges

Year ended December 31,                          2002         2001         2000
                                                $'000        $'000        $'000
                                             --------     --------     --------
In process research and development                 -            -       26,947
Asset impairments and restructuring charges         -       29,699            -
Merger transaction expenses                         -       83,470            -
Losses on disposition of assets                 1,376       10,164            -
                                             --------     --------     --------

Year ended December 31, 2001

(a) BioChem merger

The asset impairments and restructuring charges, merger transaction expenses and most of the losses on disposal of assets in 2001 related to the BioChem merger on May 11, 2001.

The asset impairments and restructuring charges included an impairment charge of $20.9 million to adjust intangible asset values, primarily trademark and patent costs but also an element of product rights, to their estimated fair value. These charges are consistent with the Company's accounting policy to review periodically the carrying value of the intangibles and evaluate whether there has been any impairment in the value of those intangibles as compared with estimated undiscounted future cash flows relating to those intangibles.

There was also a total of $8.8 million recorded in respect of employee related costs, as a result of employee terminations related to the closure of the Toronto facility and the elimination of duplicate positions across the combined organization. Shire's existing Canadian based sales and marketing operations in Toronto have been combined with those of BioChem in Laval. A total of 57 employees were identified to be terminated. As of December 31, 2001 all of the planned terminations were completed.

The Company incurred a loss on the sale of a duplicated facility in Toronto, Canada of $8.1 million.

(b) Product disposals

During the third quarter of 2001, Shire disposed of certain non strategic products for net proceeds of approximately $4.5 million, recording a loss on disposition of $2.1 million.

Year ended December 31, 2000

As a result of the merger with BioChem, the Company incurred a charge of $26.9 million relating to the acquisition of in process research and development in accordance with SFAS No. 2.


(24) Other (expense)/income, net

Year ended December 31,                                                           2002                 2001                 2000
                                                                                 $'000                $'000                $'000
                                                                           -----------          -----------          -----------
SERP valuation adjustment                                                      (2,301)              (2,018)                (607)
Gain on sale of long-term investments                                                -                    -              104,000
Write-down of long-term investments due to impairment                          (8,680)             (55,748)                    -
GeneChem funds income                                                            3,333                3,995                6,773
Other                                                                            (614)                  838              (1,143)
                                                                           -----------          -----------          -----------
                                                                               (8,262)             (52,933)              109,023
                                                                           -----------          -----------          -----------


In 2001, the $55.7 million write down of investments related to the BioChem merger and comprised the write down of long-term unquoted investments ($24.9 million) and a write down of $30.8 million to a debenture held by BioChem, which was received on divestiture of its diagnostics subsidiary. These charges are consistent with the Company's policy to provide for other than temporary impairments in investment by reference to the fair value of the investment using established financial methodologies.

The main components of other income in the year ended December 31, 2000 was a $104.0 million gain resulting from the sale of long-term investments, primarily in respect of North American Vaccine, Inc., a publicly traded biotechnology company listed on the American Stock Exchange.

(25) Retirement benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees within the Group. For the defined contribution retirement plans, the level of company contribution is fixed at a set percentage of employee's pay.

Company contributions to personal defined contribution pension plans totaled $6.8 million, $4.9 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000 respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plan

Roberts, a company with whom the Company merged in December 1999, operated a defined SERP for certain U.S. employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

As part of the restructuring of the Group following the Roberts merger, the SERP was closed to new members and contributions ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18.0 million, the result of which is that the Company has no future contributions under the plan.

In accordance with EITF 97-14, the asset and liability of $12.1 million and $8.4 million respectively are shown on the balance sheet within the categories "Other non-current assets" and "Other non-current liabilities". See notes 13 and 17 above.

(26) Income taxes

The components of income before income taxes and equity in net income of associates for the years ended December 31 are as follows:

Year ended December 31,                                                                  2002             2001             2000
                                                                                        $'000            $'000            $'000
                                                                                  -----------      -----------      -----------
U.K.                                                                                 (50,520)        (101,756)         (37,577)
U.S.                                                                                  218,139          190,068           70,700
Other jurisdictions                                                                   161,441           13,215          218,994
                                                                                  -----------      -----------      -----------
Income before income taxes, equity in net income of associates and
extraordinary items attributable to continuing operations                             329,060          101,527          252,117
                                                                                  -----------      -----------      -----------
Income before income taxes attributable to discontinued operations                      9,696           10,711           11,083
                                                                                  -----------      -----------      -----------
Total income before income taxes and equity in net income of associates and
extraordinary items                                                                   338,756          112,238          263,200
                                                                                  -----------      -----------      -----------


The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, consisted of the following:

Year ended December 31,                                                                  2002             2001             2000
                                                                                        $'000            $'000            $'000
                                                                                  -----------      -----------      -----------
Current income taxes:
  U.K. corporation tax                                                                      -                -                -
  U.S. federal tax                                                                   (67,686)         (40,818)         (22,434)
  U.S. state and local taxes                                                          (9,561)          (8,988)          (2,744)
  Other jurisdictions                                                                (19,864)         (17,862)         (14,604)
                                                                                  -----------      -----------      -----------
Total current taxes                                                                  (97,111)         (67,668)         (39,782)
                                                                                  -----------      -----------      -----------
Deferred taxes
  U.K. corporation tax                                                                      -                -                -
  U.S. federal tax                                                                    (1,136)         (20,586)          (4,268)
  U.S. state and local taxes                                                             (34)            (618)            (128)
  Other jurisdictions                                                                   9,931           19,975              614
                                                                                  -----------      -----------      -----------
Total deferred taxes                                                                    8,761          (1,229)          (3,782)
                                                                                  -----------      -----------      -----------
Total income taxes attributable to continuing operations                             (88,350)         (68,897)         (43,564)
                                                                                  -----------      -----------      -----------
Total incomes taxes attributable to discontinued operations                           (4,812)          (3,963)          (4,100)
                                                                                  -----------      -----------      -----------
Total income taxes                                                                   (93,162)         (72,860)         (47,664)
                                                                                  -----------      -----------      -----------


The reconciliation of income before income taxes, equity in net income of associates and extraordinary items attributing to continuing operations to provision for income taxes is shown in the table below.

Year ended December 31,                                                                  2002             2001              2000
                                                                                        $'000            $'000             $'000
Income before income taxes, equity in net income of associates and
extraordinary items attributing to continuing operations                              329,060          101,527           252,117
                                                                                  -----------      -----------       -----------
Corporation tax rate                                                                      30%              30%               30%
                                                                                  -----------      -----------       -----------
Income tax expense at corporation tax rate                                           (98,718)         (30,458)          (75,635)
Adjustments to derive effective rate:
  Non deductible items:
    Goodwill amortization                                                                   -          (3,309)           (3,783)
    Permanent differences                                                             (4,280)         (32,268)             (963)
  Other items:
    Change in valuation allowance                                                    (13,948)         (27,395)             8,238
    Difference in taxation rates                                                       36,450           27,662            33,181
    Prior year adjustment                                                             (2,317)            2,958           (1,950)
    Other                                                                             (5,537)          (6,087)           (2,652)
                                                                                  -----------      -----------       -----------
Provision for income taxes on continuing operations                                  (88,350)         (68,897)          (43,564)
Provision for income taxes on discontinued operations                                 (4,812)          (3,963)           (4,100)
                                                                                  -----------      -----------       -----------
Provision for income taxes                                                           (93,162)         (72,860)          (47,664)
                                                                                  -----------      -----------       -----------

The corporation tax rate of 30% is the tax rate of the parent company.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications, as of December 31, are as follows:

                                                 December 31,    December 31,
                                                         2002            2001
                                                        $'000           $'000
                                                 ------------     -----------
Deferred tax assets:
  Accrued expenses not currently deductible             7,847           6,238
  Losses carried forward                              188,937         170,512
  Provisions                                            5,347           7,874
  Other                                                 6,517           6,267
                                                 ------------     -----------
    Gross deferred tax assets                         208,648         190,891
    Less: valuation allowance                       (139,513)       (125,565)
                                                 ------------     -----------
                                                       69,135          65,326
    Excess of tax value over book value of assets    (28,070)        (33,022)
                                                 ------------     -----------
    Net deferred tax assets                            41,065          32,304
                                                 ------------     -----------
Balance sheet classifications:
  Continuing operations
    Deferred tax assets - current                      34,849          19,430
    Deferred tax assets - non-current                   6,216          20,274
                                                 ------------     -----------
                                                       41,065          39,704
  Discontinued operations
    Deferred tax liability - non-current                    -         (7,400)
                                                 ------------     -----------
    Net deferred tax assets                            41,065          32,304
                                                 ------------     -----------

The approximate net operating loss carry-forwards as at December 31, are as follows:

                                                                                                December 31,         December 31,
                                                                                                        2002                 2001
                                                                                                       $'000                $'000
                                                                                                ------------          -----------
Approximate net operating loss carry-forwards against future U.S. federal tax
liabilities                                                                                           33,386               55,803
                                                                                                ------------          -----------
Approximate net operating loss carry-forwards against future U.S. state and foreign
tax liabilities                                                                                      639,756              470,177
                                                                                                ------------          -----------
Total                                                                                                673,142              525,980
                                                                                                ------------          -----------


The tax losses shown above have the following expiration dates:

                                          December 31,
                                                  2002
                                                 $'000
                                           -----------
2003                                                 -
2004                                             2,527
2005                                            30,362
2006                                            38,001
2007                                            20,731
2008                                            34,411
2009                                            27,245
Available indefinitely                         519,865
                                           -----------
                                               673,142
                                           -----------

As of December 31, 2002, the Company had a valuation allowance of $139.5 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from overseas tax operating loss carryforwards and capital loss carryforwards, which have no expiration date. The utilization of operating loss carryforwards is, however, restricted to the taxable income of the subsidiary generating the losses. In addition, capital loss carryforwards can only be offset against capital gains. As of December 31, 2002, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

The Company recognizes a deferred tax liability related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company does not, however, provide for income taxes on the unremitted earnings of certain other subsidiaries located outside the UK, where, in management's opinion, such earnings have been indefinitely reinvested in these operations, will be remitted in a tax free liquidation, or will be remitted as dividends with taxes substantially offset by foreign tax credits.

(27) Equity method investees

Year ended December 31,                   2002             2001             2000
                                         $'000            $'000            $'000
                                   -----------      -----------      -----------
GSK                                      2,592            1,985                -
CADx/Qualia                              (924)                -                -
North American Vaccine, Inc                  -                -          (3,809)
                                   -----------      -----------      -----------
                                         1,668            1,985          (3,809)
                                   -----------      -----------      -----------

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting. The Company owns, but does not exercise control over, a 50% share of the partnership.

In September 2002, the Company sold the net assets of its CADx group of companies, to Qualia Computing Inc, in exchange for shares in a newly formed joint venture. The Company has applied the equity method of accounting as the Company owns, but does not exercise control over, a 50% share of the new joint venture.

(28) Stock incentive plans

The Company has adopted the disclosure only provisions of SFAS No. 123., but applies APB No. 25 and related interpretations in accounting for its plans. In the years ended December 31, 2002, 2001 and 2000 the Company recognized a (credit)/charge under APB No. 25 of $(0.2) million, $2.3 million and $21.9 million respectively. Had compensation for stock options awarded under the plans been determined in accordance with SFAS No. 123, the Company's net income and per share data would have been changed to the pro forma amounts indicated below:

Year ended December 31,                          2002         2001         2000
                                                $'000        $'000        $'000
                                          -----------  -----------  -----------
Net income
As reported                                   250,569       38,759      211,727
Pro forma                                     226,319        8,791      227,018
                                          -----------  -----------  -----------
Income per share
As reported - basic                             50.0c         7.9c        43.8c
As reported - diluted                           49.0c         7.7c        42.8c
Pro forma - basic                               45.2c         1.8c        47.0c
Pro forma - diluted                             44.4c         1.7c        45.9c
                                          -----------  -----------  -----------

The fair value of stock options used to compute pro forma net income and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31,                        2002           2001          2000
                                              $'000          $'000         $'000
                                        -----------    -----------   -----------
Risk free interest rate                1.90 - 5.33%   3.43 - 5.22%  5.68 - 6.58%
Expected dividend yield                          0%             0%            0%
Expected life                               5 years        5 years       5 years
Expected volatility                           55.2%          59.5%         64.2%


Directors and employees have been granted options over common shares under the following nine stock option plans:

(i) Shire Holdings Limited Share Options Scheme (SHL Scheme)
Options issued under the SHL Scheme were originally granted over shares in Shire Holdings Limited, a previous holding company of the Group. Exercise of these options results in the option holder receiving common shares in Shire.

It is intended that no further options will be granted under the SHL Plan.

(ii) Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme) Options granted under the Executive Scheme are subject to performance criteria and cannot be exercised in full, unless the Company's share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period. If the Company's share price increases at a compound rate of 14.5% per annum over a minimum three-year measurement period, 60% of the options may be exercised. If these conditions are not met after the initial three years, they are thereafter tested quarterly by reference to share price growth over the extended period. If the share price does not meet these conditions at any time, none of the options will become exercisable.

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision. It is intended that no further options will be granted under the Executive Scheme.

(iii) Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (2000 Executive Scheme) Options granted under the 2000 Executive Scheme are subject to performance criteria and cannot be exercised in full unless the Company's share price increases at a compound rate of at least 20.5% per annum over a minimum three-year period. If the Company's share price increases at a compound rate of at least 14.5% per annum over a minimum three-year measurement period, 60% of the options will be exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period. If the share price does not meet these conditions at any time, none of these options will become exercisable.

During 2002, the performance criteria was again reviewed to ensure the criteria reflected the market in which the Company operates. Given the Company's development it was felt appropriate that an earnings per share based measure should be adopted in place of share price growth targets. Therefore, the performance criteria was amended so that options will only become exercisable in full if the Company's EPS growth exceeds the U.K. Retail Prices Index (RPI) over at least a three-year period for the following tranches of grants:

Options with a grant value of up to 100% of salary   RPI plus 3% per annum
Between 101% and 200% of salary                      RPI plus 5% per annum
Between 201% and 300% of salary                      RPI plus 7% per annum

The adoption of the new criteria applies to all options granted from August 2002 onwards.

(iv) Shire Pharmaceuticals Sharesave Scheme (Sharesave Scheme)
Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts.

(v) Shire Pharmaceuticals Group plc Employee Stock Purchase Plan (Stock Purchase
Plan)
Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. The offering period is for 27 months.

(vi) Pharmavene 1991 Stock Option Plan (SLI Plan)
Options issued under the SLI Plan were originally granted over shares in SLI, formerly Pharmavene Inc., a company acquired by the Company on March 23, 1997. Exercise of these options results in the option holder receiving common shares in Shire. As a result of the acquisition of SLI, and in accordance with the terms of the original share option plan, all options granted under that plan became immediately capable of exercise. It is intended that no further options will be granted under the SLI Plan.

(vii) Roberts Stock Option Plans (Roberts Plan)
Options issued under the Roberts Plan were originally granted over shares in Roberts, a company acquired by the Company on December 23, 1999. Exercise of these options results in the option holder receiving common shares in Shire. As a result of the acquisition of Roberts, and in accordance with the terms of the original Roberts share option plan, all options granted under that plan became immediately capable of exercise. It is intended that no further options will be granted under the Roberts Plan.

(viii) BioChem Stock Option Plan (BioChem Plan)
Following the acquisition of BioChem Pharma, Inc. on May 11, 2001, the BioChem Stock Option Plan was amended such that options over BioChem's common stock became options over ordinary shares of Shire. All BioChem options, which were not already exercisable, vested and became exercisable as a result of the acquisition. It is intended that no further options will be granted under the BioChem Stock Option Plan.

(ix) Richwood (SRI) Plan
All options granted over shares in SRI, formerly Richwood Pharmaceutical Company Inc., a company acquired by the Group on 22 August 1997, have been exercised. Exercise of these options resulted in the optionholder receiving ordinary shares in the Company. As a result of the acquisition of SRI, and in accordance with the terms of the original share option plan, all options granted under the plan became immediately capable of exercise. It is intended that no further options will be granted under the SRI Plan.

In a period of ten years, not more than 10% of the issued share capital of Shire may be placed under option under any employee share scheme.

In addition, the following terms apply to options that may be granted under the various plans:


o 2000 Executive Scheme: the maximum number of shares over which incentive options may be granted under Part 3 of the scheme is 25,000,000.

o    Stock Purchase Plan: up to 2,000,000 common shares.

Options outstanding at December 31, 2002 under the various plans are as follows:

                                                                              Expiry period from
Scheme                                         Number of options                   date of issue                  Vesting period
-------------------------                     ------------------          ----------------------          ----------------------
Executive Scheme                                       4,432,303                        10 years             3 years, subject to
                                                                                                            performance criteria
2000 Executive Scheme                                  8,104,356                        10 years             3 years, subject to
                                                                                                            performance criteria
Sharesave Scheme                                         253,862          6 months after vesting                    3 or 5 years

Stock Purchase Plan                                    1,553,302                               *                       27 months

SLI Plan                                                  40,084                        10 years     Immediate on acquisition by
                                                                                                                           Shire
Roberts Plan                                             567,399                         6 years     Immediate on acquisition by
                                                                                                                           Shire
BioChem Plan                                           5,099,991                        10 years     Immediate on acquisition by
                                                                                                                           Shire
                                              ------------------
Total                                                 20,051,297
                                              ------------------

* Options expire on the last day of the offering period.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and the related transactions during the periods then ended is presented below:

Year ended December 31, 2002              Weighted average
                                            exercise price           Number of
                                                         $              shares
                                           ---------------         -----------
Outstanding at beginning of period                   10.80          16,249,844
Granted                                               8.49           6,179,894
Exercised                                             3.52         (1,940,546)
Forfeited                                            11.07           (437,895)
                                           ---------------         -----------
Outstanding at end of period                         11.55          20,051,297
                                           ---------------         -----------
Exercisable at end of period                          9.24           8,491,051
                                           ---------------         -----------

4,539,529 options were granted under the 2000 Executive Scheme. These options were issued with exercise prices equivalent to the fair market value of the Company's common stock on the date of grant as these options were granted at market prices.

186,052 options were granted under the Sharesave Scheme at a price of (pound)5.02 (approximately $8.08). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

18,342 and 1,435,971 options were granted under the Stock Purchase Plan at a price of (pound)3.19 and (pound)5.44 (approximately $5.14 and $8.76) respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2002 is $8.91.

Year ended December 31, 2001              Weighted average
                                            exercise price             Number of
                                                         $                shares
                                           ---------------           -----------
Outstanding at beginning of period                    7.83            24,790,322
Granted                                              17.24             4,405,089
Exercised                                             6.29          (11,443,831)
Forfeited                                            13.86           (1,501,736)
                                           ---------------           -----------
Outstanding at end of period                         10.80            16,249,844
                                           ---------------           -----------
Exercisable at end of period                          7.50             9,054,150
                                           ---------------           -----------

All options granted under the Executive Scheme, 2000 Executive Scheme and BioChem Plan were issued with exercise prices equivalent to the fair market value of the Company's common stock on the date of grant as these options were granted at market prices.

81,888 options were granted under the Sharesave Scheme at a price of (pound)8.41 (approximately $12.24). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

301,656, 120,819 and 6,551 options were granted under the Stock Purchase Plan at a price of (pound)8.06, (pound)9.10 and (pound)9.74 (approximately $11.73, $13.24 and $14.18) respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2001 is $17.51.

Year ended December 31, 2000              Weighted average
                                            exercise price             Number of
                                                         $                shares
                                           ---------------           -----------
Outstanding at beginning of period                    5.99            32,540,132
Granted                                              14.53             4,386,258
Exercised                                             4.30          (11,491,088)
Forfeited                                            10.95             (644,980)
                                           ---------------           -----------
Outstanding at end of period                          7.83            24,790,322
                                           ---------------           -----------
Exercisable at end of period                          6.84            13,385,095
                                           ---------------           -----------

All options granted under the Executive Scheme, 2000 Executive Scheme and BioChem Plan were issued with exercise prices equivalent to the fair market value of Shire's common stock on the date of grant as these options were granted at market prices.

79,424 options were granted under the Sharesave Scheme at a price of (pound)8.56 (approximately $12.79). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2000 is $8.80.

Options outstanding at December 31, 2002 have the following characteristics:

                                                   Weighted               Weighted                              Weighted average
    Number of options                               average       average exercise       Number of options     exercise price of
          outstanding       Exercise prices       remaining       price of options             exercisable   options exercisable
                                          $            life            outstanding
         ------------        --------------      ----------        ---------------           -------------         -------------
               40,084           1.01 - 2.00             3.4                    1.5                  40,084                   1.5
               88,754           2.01 - 3.00             1.5                    2.6                  88,754                   2.6
              298,304           3.01 - 4.00             1.1                    3.4                 298,304                   3.4
              339,954           4.01 - 5.00             1.8                    4.3                 339,954                   4.3
            1,402,197           5.01 - 6.00             2.4                    5.6               1,383,855                   5.6
              280,081           6.01 - 7.00             2.7                    6.3                 280,081                   6.3
            1,012,500           7.01 - 8.00             3.3                    7.6               1,012,500                   7.6
            6,117,210           8.01 - 9.00             7.3                    8.5                  41,390                   8.5
              263,644          9.01 - 10.00             6.0                    9.6                 185,644                   9.6
              184,686         10.01 - 11.00             4.0                   10.1                 184,686                  10.1
            4,068,918         11.01 - 12.00             4.2                   11.4               4,068,918                  11.4
              123,521         12.01 - 13.00             1.7                   12.9                  24,532                  12.9
              239,384         13.01 - 14.00             5.3                   13.2                 183,177                  13.2
              359,172         14.01 - 15.00             7.1                   14.6                 359,172                  14.6
              388,949         15.01 - 16.00             8.9                   16.0                       -                     -
            1,513,829         16.01 - 17.00             4.5                   16.5                       -                     -
              160,000         19.01 - 20.00             7.7                   20.0                       -                     -
            3,166,110         20.01 - 21.00             8.2                   20.3                       -                     -
                4,000         21.01 - 22.00             7.9                   21.3                       -                     -
           ----------                                                                            ---------
           20,051,297                                                                            8,491,051
           ----------                                                                            ---------

(29) Supplemental disclosure for non-cash transactions

Immunogen share exchange
In July 2002, the Company's $11.1 million preference share investment in Immunogen Inc. was converted in to a common stock holding. This continues to be included within investments (Note 10).

Arenol loan note conversion
In 1999 the Company financed the purchase of intellectual property relating to the manufacture of ADDERALL from Arenol Corporation by a total of $11.8 million in unsecured convertible zero coupon loan notes. On 6 August 2002, the Company issued the final instalment of 267,572 ordinary shares to Arenol Corporation in consideration of the conversion of the Loan Notes in the Company.

Qualia Computing Inc. joint venture
In September 2002, the Company sold the net assets of its CADx group of companies, to Qualia Computing Inc, in exchange for 50% of the common stock in the joint venture. The value of the assets in the CADx group of companies at the time of transfer was $9.3 million.

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years ended December 31, 2002 and 2001. The unaudited quarterly results for 2001 have been restated to reflect the merger with BioChem.

The results for all quarterly periods presented have been restated to reflect the OTC divestment which has been accounted for as a discontinued operation.

2002                                                  First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                                                              $'000                $'000               $'000                $'000
                                                         ----------           ----------          ----------           ----------
Total revenues                                              236,982              248,084             249,720              302,512
Operating income                                             70,293               75,109              80,990              100,646
Net income                                                   56,802               59,307              63,585               70,875

Earnings per share - basic                                    11.3c                11.8c               12.6c                14.1c
                                                         ----------           ----------          ----------           ----------
Earnings per share - diluted                                  10.9c                11.4c               12.1c                13.8c
                                                         ----------           ----------          ----------           ----------


2001                                                  First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                                                              $'000                $'000               $'000                $'000
                                                         ----------           ----------          ----------           ----------
Total revenues                                              180,397              202,486             209,752              260,321
Operating income                                             48,940             (56,398)              71,108               79,458
Net income/(loss)                                            41,465            (124,191)              58,111               63,374

Earnings per share - basic                                     8.4c              (25.2)c               11.6c                12.7c
                                                         ----------           ----------          ----------           ----------
Earnings per share - diluted                                   8.2c              (24.6)c               11.3c                12.4c
                                                         ----------           ----------          ----------           ----------


                                  EXHIBIT INDEX


Exhibit                               Description
number

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

4.11   Form of Exchangeable Share Support Agreement.(4)

10.1 BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended.(5)

10.2   BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (5)

10.3   BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors.
       (5)

10.4   SHL Scheme.(3)

10.5   Executive Scheme 1996.(3)

10.6   Executive Scheme 2000.

10.7   Sharesave Scheme.(3)

10.8   Employee Stock Purchase Plan.(3)

Exhibit                               Description
number

10.9 Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(6)

10.10 Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc (f/k/a BioChem Pharma Inc.). (6)

10.11 Service Agreement between Shire Pharmaceuticals Group plc and Mr Angus Russell, dated November 29, 2002.

10.12 Service Agreement between Shire Pharmaceuticals Group plc and Dr Wilson Totten, dated December 17, 2002.

16     Letter from Arthur Andersen regarding change in certifying accountant.(7)

21     List of Subsidiaries.

23.1   Consent of Deloitte & Touche

23.2   Consent of Raymond Chabot Grant Thornton.

--------------------------------------------------------------------------------

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

(7) Incorporated by reference to the exhibit to Shire's Form 8-K filed on July 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SHIRE PHARMACEUTICALS GROUP PLC

                                                                    (Registrant)

                                                            Date: March 28, 2003

                                                          By: /s/ Matthew Emmens

                                                 Matthew Emmens, Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                        Title                                     Date
---------                                        -----                                     ----
         /s/ James Henry Cavanaugh               Non-executive Chairman                    March 28, 2003
         -------------------------
           JAMES HENRY CAVANAUGH

            /s/ Matthew Emmens                   Chief Executive                           March 28, 2003
            ------------------
              MATTHEW EMMENS

         /s/ Angus Charles Russell               Group Finance Director                    March 28, 2003
         -------------------------
           ANGUS CHARLES RUSSELL

         /s/ Joseph Wilson Totten                Group Research and Development Director   March 28, 2003
         ------------------------
           JOSEPH WILSON TOTTEN

           /s/ Barry John Price                  Senior Non-executive Director             March 28, 2003
           --------------------
             BARRY JOHN PRICE

        /s/ Ronald Maurice Nordmann              Non-executive Director                    March 28, 2003
        ---------------------------
          RONALD MAURICE NORDMANN

                                                 Non-executive Director
           ---------------------
             FRANCESCO BELLINI

          /s/ James Andrew Grant                 Non-executive Director                    March 28, 2003
          ----------------------
            JAMES ANDREW GRANT

            /s/ Gerard Veilleux                  Non-executive Director                    March 28, 2003
            -------------------
              GERARD VEILLEUX

             /s/ David Mackney                   Group Financial Controller                March 28, 2003
             -----------------
               DAVID MACKNEY



                   CERTIFICATION OF MATTHEW EMMENS PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                          FORM 10-K FOR THE YEAR ENDED
                              DECEMBER 31, 2002 OF
                         Shire Pharmaceuticals Group PLC

I, Matthew Emmens, certify that:

1. I have reviewed this annual report on Form 10-K of Shire Pharmaceuticals Group plc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003                        /s/ Matthew Emmens
                                               ----------------------------
                                               Matthew Emmens
                                               Chief Executive

                   CERTIFICATION OF ANGUS RUSSELL PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                          FORM 10-K FOR THE YEAR ENDED
                              DECEMBER 31, 2002 OF
                         Shire Pharmaceuticals Group PLC

I, Angus Russell certify that:

1. I have reviewed this annual report on Form 10-K of Shire Pharmaceuticals Group plc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003                         /s/ Angus Russell
                                                -------------------------------
                                                Angus Russell
                                                Group Finance Director