Form 10-Q
period 2003-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2003-05-15
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2003

                         Commission file number: 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)

         England and Wales                            98-0359573
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

 Hampshire International Business Park, Chineham,            RG24 8EP
          Basingstoke, Hampshire, England                   (Zip Code)
      (Address of principal executive offices)

                  44 1256 894 000
(Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                    Name of exchange on which
                                                     registered

 American Depository Shares, each representing 3     NASDAQ National Market
    Common Shares 5 pence par value per share

Securities registered pursuant to Section 12(g) of the Act:

                          None

                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]          No  [  ]

As of May 15, 2003, the number of outstanding common shares of the Registrant was 484,692,576.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact on Shire's Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire's ADHD franchise, government regulation and approval, including but not limited to the expected product approval date of lanthanum carbonate (FOSRENOL(R)) and METHYPATCH(R), and other risks and uncertainties detailed from time to time in our filings, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR(R) (mixed amphetamine salts)
ADDERALL(R) (mixed amphetamine salts)
ADEPT(R) (4% icodextrin solution)
AGRYLIN(R) (anagrelide hydrochloride)
AMATINE(R) (midodrine hydrochloride)
CALCICHEW(R) (calcium carbonate)
CARBATROL(R) (carbamazepine)
FOSRENOL(R) (lanthanum carbonate)
FLUVIRAL(R) S/F (split virion influenza vaccine)
METHYPATCH(R) (methylphenidate)
PROAMATINE(R) (midodrine hydrochloride)
SOLARAZE(R) (diclofenac sodium 4%)
TROXATYL(R) (troxacitabine)
XAGRID(R) (anagrelide hydrochloride)

The following are trademarks of third parties.

3TC (trademark of GlaxoSmithKline (GSK))
COMBIVIR (trademark of GSK)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
HEPTOVIR (trademark of GSK)
PENTASA (trademark of Ferring AS)
REMINYL (trademark of Johnson & Johnson)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS
          (In thousands of US dollars, except share and per share data)

                                                                                                (Unaudited)
                                                                                                  March 31,         December 31,
                                                                                                       2003                 2002
                                                                                Notes                 $'000                $'000
                                                                                -----           -----------         ------------
ASSETS
Current assets:
Cash and cash equivalents                                                                         1,041,468              897,718
Marketable securities                                                                               248,503              316,126
Accounts receivable, net                                                                            139,209              138,397
Inventories, net                                                                 (5)                 51,761               49,216
Deferred tax asset                                                                                   38,135               34,849
Prepaid expenses and other current assets                                                            31,297               30,790
                                                                                                -----------         ------------
Total current assets                                                                              1,550,373            1,467,096

Investments                                                                                          71,370               71,962
Property, plant and equipment, net                                                                  149,237              135,234
Goodwill, net                                                                                       200,604              203,767
Other intangible assets, net                                                     (6)                293,311              301,084
Deferred tax asset                                                                                   14,100                6,216
Other non-current assets                                                                             21,945               23,264
                                                                                                -----------         ------------
Total assets                                                                                      2,300,940            2,208,623
                                                                                                -----------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                                   975                  888
Accounts payable and accrued expenses                                                               190,810              184,107
Other current liabilities                                                                            58,329               15,492
                                                                                                -----------         ------------
Total current liabilities from continuing operations                                                250,114              200,487
Current liabilities from discontinued operations                                                          -               12,784
                                                                                                -----------         ------------
Total current liabilities                                                                           250,114              213,271
                                                                                                -----------         ------------
Long-term debt, excluding current instalments                                                       393,291              407,302
Other non-current liabilities                                                                        10,479               14,884
                                                                                                -----------         ------------
Total liabilities                                                                                   653,884              635,457
                                                                                                -----------         ------------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; 484,523,036
(2002: 484,344,412) shares issued and outstanding                                                    40,065               40,051
Exchangeable shares: 5,874,112 shares issued and outstanding                                        272,523              272,523
Additional paid-in capital                                                                        1,028,372            1,027,499
Accumulated other comprehensive losses                                                             (31,494)             (41,431)
Retained earnings                                                                                   337,590              274,524
                                                                                                -----------         ------------
Total shareholders' equity                                                       (8)              1,647,056            1,573,166
                                                                                                 __________           __________
Total liabilities and shareholders' equity                                                        2,300,940            2,208,623
                                                                                                -----------         ------------


The accompanying notes are an integral part of these consolidated financial statements.


                         SHIRE PHARMACEUTICALS GROUP PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands of US dollars, except share and per share data)
                                   (Unaudited)

3 months ended March 31,                                                                               2003                 2002
                                                                                Notes                 $'000                $'000
                                                                                -----           -----------         ------------
Revenues:
Product sales                                                                                       256,353              196,507
Licensing and development                                                                               394                  682
Royalties                                                                                            47,763               39,576
Other revenues                                                                                            7                  217
                                                                                                -----------         ------------
Total revenues                                                                   (2)                304,517              236,982

Costs and expenses:
Cost of product sales                                                            (2)                 38,645               25,020
Research and development                                                         (2)                 54,598               49,729
Selling, general and administrative (inclusive of stock option compensation
credit of $24,349 and $302,249 for 2003 and 2002 respectively)                                      122,082               91,940
                                                                                                -----------         ------------
Total operating expenses                                                         (2)                215,325              166,689
                                                                                                -----------         ------------
Operating income                                                                 (2)                 89,192               70,293

Interest income                                                                                       5,113                4,731
Interest expense                                                                                    (2,648)              (1,977)
Other (expense)/income, net                                                                         (3,616)                1,141
                                                                                                -----------         ------------
Total other (expense)/income, net                                                                   (1,151)                3,895
                                                                                                -----------         ------------
Income from continuing operations before income taxes and equity in
(losses)/earnings of equity method investees                                                         88,041               74,188
Income taxes                                                                                       (24,526)             (19,757)
Equity in (losses)/earnings of equity method investees                                                (449)                  744
                                                                                                -----------         ------------
Income from continuing operations                                                                    63,066               55,175
Income from discontinued operations (net of income tax expenses of $nil and
$956,000 respectively)                                                                                    -                1,627
                                                                                                -----------         ------------
Net income                                                                                           63,066               56,802
                                                                                                -----------         ------------
Earnings per share - basic
Income from continuing operations                                                                     12.6c                11.1c
Income from discontinued operations                                                                       -                 0.3c
                                                                                                -----------         ------------
                                                                                 (3)                  12.6c                11.4c
                                                                                                -----------         ------------
Earnings per share - diluted
Income from continuing operations                                                                     12.3c                10.8c
Income from discontinued operations                                                                       -                 0.3c
                                                                                                -----------         ------------
                                                                                 (3)                  12.3c                11.1c
                                                                                                -----------         ------------
Weighted average number of shares:
Basic                                                                                           501,989,884          499,926,390
Diluted                                                                                         522,547,153          524,865,259


The results for the 3 months ended March 31, 2002 have been restated to reflect the disposal of the "Over-The-Counter" (OTC) business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.


                         SHIRE PHARMACEUTICALS GROUP PLC
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSSES)
                          (In thousands of US dollars)
                                   (Unaudited)

3 months ended March 31,                                                                               2003                 2002
                                                                                                      $'000                $'000
                                                                                                 ----------           ----------
Net income                                                                                           63,066               56,802

Other comprehensive income/(loss):
Foreign currency translation adjustments                                                             15,723              (5,964)
Unrealised holding loss on available for sale securities                                            (5,786)                    -
                                                                                                 ----------           ----------
Comprehensive income                                                                                 73,003               50,838
                                                                                                 ----------           ----------

The components of accumulated other comprehensive losses as at March 31, 2003 and December 31, 2002 are as follows:

                                                                                                  March 31,         December 31,
                                                                                                       2003                 2002
                                                                                                      $'000                $'000
                                                                                                 ----------           ----------
Foreign currency translation adjustments                                                           (26,972)             (42,695)
Unrealized holding (loss)/gain on available for sale securities                                     (4,522)                1,264
                                                                                                 ----------           ----------
Accumulated other comprehensive losses                                                             (31,494)             (41,431)
                                                                                                 ----------           ----------


There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these consolidated financial statements.


                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands of US dollars)
                                   (Unaudited)

3 months ended March 31,                                                                               2003                 2002
                                                                                                      $'000                $'000
                                                                                                 ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                                                63,066               55,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                        11,661               10,173
Stock option compensation                                                                              (24)                (302)
Tax benefit of stock option compensation, credited directly to equity                                     -                  590
Increase in deferred tax asset                                                                     (11,170)              (2,904)
Non-cash exchange gains and losses                                                                    1,794                (793)
Equity in losses/(profits) of equity method investees                                                   449                (744)
Write-down of intangible assets                                                                           -                2,500
Write-down of long-term investments                                                                   3,973                    -
Unrealised holding loss on available for sale securities                                              5,786                    -
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable                                                            (812)               53,513
Increase in inventory                                                                               (2,545)              (9,162)
(Increase)/decrease in prepayments and other current assets                                           (507)               12,377
Decrease/(increase) in other assets                                                                   1,318              (1,266)
Increase in accounts and notes payable and other liabilities                                         18,352                1,711
Decrease in unearned income                                                                               -             (17,409)
                                                                                                 ----------           ----------
Net cash provided by operating activities                                                            91,341              103,459
                                                                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of marketable securities, net                                                             58,913                    -
Decrease in short-term deposits                                                                           -              486,798
Purchase of long-term investments                                                                   (1,475)              (1,017)
Purchase of property, plant and equipment                                                          (13,613)              (3,130)
                                                                                                 ----------           ----------
Net cash provided by investing activities                                                            43,825              482,651
                                                                                                 ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases and notes                                                   (63)                    -
Proceeds from exercise of options                                                                       911                  778
                                                                                                 ----------           ----------
Net cash provided by financing activities                                                               848                  778
                                                                                                 ----------           ----------

Effect of foreign exchange rate changes on cash and cash equivalents                                  7,736                 (98)
                                                                                                 ----------           ----------
Net increase in cash and cash equivalents                                                           143,750              586,790
Cash flows provided by discontinued operations                                                            -                1,627
                                                                                                 ----------           ----------
Net increase in cash and cash equivalents                                                           143,750              588,417
Cash and cash equivalents at beginning of period                                                    897,718              118,040
                                                                                                 ----------           ----------
Cash and cash equivalents at end of period                                                        1,041,468              706,457
                                                                                                 ----------           ----------


The accompanying notes are an integral part of these consolidated financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc (Shire), and subsidiaries (collectively, the Company) is an emerging global pharmaceutical company with a strategic focus on four therapeutic areas: central nervous system disorders, gastrointestinal, oncology and anti-infectives. The Company's strategy is further supported by three technology platforms: advanced drug delivery, lead optimization for small molecules and biologics.

Shire has sales and marketing subsidiaries with a portfolio of products targeting the US, Canada, the UK, the Republic of Ireland, France, Germany, Italy and Spain. Shire also covers other significant pharmaceutical markets indirectly through distributors. The business is operated and managed within five individual operating segments: US, International, Biologics, Corporate and Global Research and Development. Within these segments, revenues are derived primarily from three sources: sales of products by Shire's own sales and marketing operations, royalties (where Shire has out-licensed to third parties) and licensing and development fees.

The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians. The Company follows two main approaches: firstly to start projects in-house through research and advanced drug delivery, and secondly to in-license projects and products on reasonable commercial terms, and then to develop them and launch them.

The Company's principal products include:

     o in the US, ADDERALL XR and ADDERALL for the treatment of ADHD; AGRYLIN for the treatment of elevated blood platelets; PENTASA for the treatment of ulcerative colitis; CARBATROL for the treatment of epilepsy; and PROAMATINE for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of REMINYL for the treatment of Alzheimer's disease, marketed by Johnson & Johnson, and on EPIVIR, COMBIVIR and TRIZIVIR for the treatment of HIV/AIDS and EPIVIR-HBV for the treatment of hepatitis B, each marketed by GSK:

     o in the UK and the Republic of Ireland, the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was launched in September 2000 and is co-promoted by Janssen-Cilag:

     o in Canada, 3TC for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR (all marketed in partnership with GSK); AMATINE and FLUVIRAL S/F, a vaccine for the prevention of influenza, and

     o in the Rest of the World, royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL marketed by Johnson & Johnson.

In addition, the Company has a number of products in late stage development including FOSRENOL for the treatment of high blood phosphate levels associated with kidney failure, TROXATYL for the treatment of leukemia and pancreatic cancer and METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the US FDA on April 30, 2002.

b) Basis of Presentation

The accompanying consolidated financial statements, which include the operations of the Company and its wholly owned subsidiaries and the financial information included herein, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three years ended December 31, 2002 and notes thereto. The results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

c) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and there was no impact.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, of which there are none. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect the adoption of FIN 46 will have on its existing operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component and (3) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

2. Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business based on the way in which the business is managed and controlled. The Company evaluates performance based on operating income or loss.

During the three months ended March 31, 2003 reporting by segment has been expanded as set out below to provide more information on the International segment. Previously, Biologics and Corporate were included within the International segment.

This change in reporting reflects growth in the International business together with the increased likelihood of marketing products on a global basis. As a consequence of these changes, the Company's management are increasingly viewing the International sales and marketing operation as distinct from the Biologics and Corporate functions. As the International business has expanded, management and administrative functions previously performed at the corporate centre have been implemented at an operational level, hence the requirement to show Corporate, which oversees and supports all areas of the Company, as a separate reportable segment.

The 2002 reportable segments have been restated on this basis.


3 months ended March 31, 2003                     US     International    Biologics     Corporate            R&D          Total
                                               $'000             $'000        $'000         $'000          $'000          $'000
                                             -------         ---------    ---------     ---------       --------       --------
Product sales                                219,963            35,691          699             -              -        256,353
Licensing and development                        394                 -            -             -              -            394
Royalties                                          -             2,199            -        45,564              -         47,763
Other revenues                                     7                 -            -             -              -              7
Intersegment revenues                          5,852                 -            -             -         19,128         24,980
                                             -------         ---------    ---------     ---------       --------       --------
                                             226,216            37,890          699        45,564         19,128        329,497
Elimination of intersegment
  revenues                                   (5,852)                 -            -             -       (19,128)       (24,980)
                                             -------         ---------    ---------     ---------       --------       --------
Total revenues                               220,364            37,890          699        45,564              -        304,517

Cost of product sales                         26,372            11,646          627             -              -         38,645
Research and development                           -                 -            -             -         54,598         54,598
Selling, general and admini-
  strative                                    69,685            19,157        2,252        19,327              -        110,421
Depreciation and amortisation                  7,325             2,365        1,149           822              -         11,661
                                             -------         ---------    ---------     ---------       --------       --------
Total operating expenses                     103,382            33,168        4,028        20,149         54,598        215,325
                                             -------         ---------    ---------     ---------       --------       --------
Operating income/(loss)                      116,982             4,722      (3,329)        25,415       (54,598)         89,192
                                             -------         ---------    ---------     ---------       --------       --------

3 months ended March 31, 2002                     US     International    Biologics     Corporate            R&D          Total
                                               $'000             $'000        $'000         $'000          $'000          $'000
                                             -------         ---------    ---------     ---------       --------       --------
Product sales                                167,313            29,052          142             -              -        196,507
Licensing and development                        541               141            -             -              -            682
Royalties                                        214             1,760            -        37,602              -         39,576
Other revenues                                     -                36          181             -              -            217
Intersegment revenues                          5,203                 -            -             -         10,593         15,796
                                             -------         ---------    ---------     ---------       --------       --------
                                             173,271            30,989          323        37,602         10,593        252,778
Elimination of intersegment
  revenues                                   (5,203)                 -            -             -       (10,593)       (15,796)
                                             -------         ---------    ---------     ---------       --------       --------
Total revenues                               168,068            30,989          323        37,602              -        236,982

Cost of product sales                         14,689             9,919          412             -              -         25,020
Research and development                           -                 -            -             -         49,729         49,729
Selling, general and admini-
  strative                                    54,314            14,399        1,763        11,291              -         81,767
Depreciation and amortisation                  5,945             2,283        1,046           899              -         10,173
                                             -------         ---------    ---------     ---------       --------       --------
Total operating expenses                      74,948            26,601        3,221        12,190         49,729        166,689
                                             -------         ---------    ---------     ---------       --------       --------
Operating income/(loss)                       93,120             4,388      (2,898)        25,412       (49,729)         70,293
                                             -------         ---------    ---------     ---------       --------       --------


Included within the selling, general and administrative costs for the Corporate segment for the three months ended March 31, 2003 is $7.2 million in respect of the former Chief Executive's departure.

3. Earnings per share

Basic earnings per share is based upon the net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:


3 months ended March 31,                                            2003                  2002
                                                                   $'000                 $'000
                                                              ----------            ----------
Numerator for basic earnings per share                            63,066                56,802
Interest charged on convertible debt, net of tax                   1,381                 1,397
                                                              ----------            ----------
Numerator for diluted earnings per share                          64,447                58,199
                                                              ----------            ----------

Weighted average number of shares:                         No. of shares         No. of shares
                                                           -------------         -------------
Basic                                                        501,989,884           499,926,390
Effect of dilutive shares:
Stock options                                                    709,269             3,582,567
Warrants                                                               -             1,213,297
Convertible debt                                              19,848,000            20,143,005
                                                           -------------         -------------
Diluted                                                      522,547,153           524,865,259
                                                           -------------         -------------
Basic earnings per share                                           12.6c                 11.4c
                                                           -------------         -------------
Diluted earnings per share                                         12.3c                 11.1c
                                                           -------------         -------------


Warrants to purchase approximately 1.4 million common shares for the 3 months ended 31 March 2003 were not dilutive and were therefore not included in the computation of diluted earnings per share.

Stock options to purchase approximately 18.6 million common shares for the 3 months ended 31 March 2003 were not dilutive and were therefore not included in the computation of diluted earnings per share.


4. Employee stock plans

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

At March 31, 2003, the Company had nine stock-based employee compensation plans, which are described more fully in the annual consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


3 months ended March 31,                                                                              2003                  2002
                                                                                                     $'000                 $'000
                                                                                                ----------            ----------
Net income, as reported                                                                             63,066                56,802
Add:
Stock-based employee compensation credit included in reported net income, net of
related tax effects                                                                                   (24)                 (302)
Deduct:
Total stock-based employee compensation expense determined under fair value based
method for all awards                                                                              (7,772)               (6,378)
                                                                                                ----------            ----------
Pro forma net income                                                                                55,270                50,122
                                                                                                ----------            ----------

Earnings per share
Basic - as reported                                                                                  12.6c                 11.4c
Basic - pro forma                                                                                    11.0c                 10.0c
Diluted - as reported                                                                                12.3c                 11.1c
Diluted - pro forma                                                                                  10.9c                  9.9c
                                                                                                ----------            ----------

5. Inventories, net

                                                                                                 March 31,          December 31,
                                                                                                      2003                  2002
                                                                                                     $'000                 $'000
                                                                                                ----------            ----------
Finished goods                                                                                      23,496                27,672
Work-in-process                                                                                     18,114                13,716
Raw materials                                                                                       10,151                 7,828
                                                                                                ----------            ----------
                                                                                                    51,761                49,216
                                                                                                ----------            ----------

6. Other intangible assets, net

                                               March 31,          December 31,
                                                    2003                  2002
                                                   $'000                 $'000
                                              ----------            ----------
Intellectual property rights acquired            398,995               397,807
Less: Accumulated amortization                 (105,684)              (96,723)
                                              ----------            ----------

                                                 293,311               301,084
                                              ----------            ----------

Management estimates that the annual amortization charge in respect of intangible fixed assets held at March 31, 2003 will be approximately $35.0 million for each of the five years to March 31, 2008. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

7. Long-term debt

During the three months ended March 31, 2003 the Company repurchased $14.0 million of the $400.0 million 2% guaranteed convertible notes due 2011, recording a gain of $0.5 million. During the three months ended March 31, 2002 the Company did not issue debt or make any debt repayments.

8. Consolidated statement of changes in shareholders' equity


                                                                                                        Accumu-
                                                                    Exchange-                            lated
                                           Common       Exchange-     able                               other       Total
                               Common      Stock          able       shares   Additional                compre-      share-
                               Stock         No.         shares        No.     paid-in      Retained    hensive     holders'
                               Amount      Shares        Amount      shares    capital      earnings    losses       equity
                               $'000        000's        $'000        000's     $'000        $'000       $'000        $'000
                               -------     --------     ---------   --------- -----------   --------    ---------   ----------
As at January 1, 2003           40,051      484,344       272,523      5,874    1,027,499    274,524     (41,431)    1,573,166
Net income                           -            -             -          -            -     63,066            -       63,066
Foreign currency translation         -            -             -          -            -          -       15,723       15,723
Options exercised                   14          179             -          -          897          -            -          911
Stock option compensation            -            -             -          -         (24)          -            -         (24)
Unrealised loss on
investments                          -            -             -          -            -          -      (5,786)      (5,786)
                               -------     --------     ---------   --------- -----------   --------    ---------   ----------
As at March 31, 2003            40,065      484,523       272,523      5,874    1,028,372    337,590     (31,494)    1,647,056
                               -------     --------     ---------   --------- -----------   --------    ---------   ----------


Each exchangeable share is exchangeable into 3 common shares.

9. Contingent liabilities

(a) Commitments
The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $40.9 million (December 31, 2002: $38.1 million). As at March 31, 2003 an amount of $29.9 million (December 31, 2002:
$26.4 million) has been subscribed.

(b) FLUVIRAL
The Company signed a ten-year contract with the Government of Canada in 2001 to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event. Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

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

(c) Legal proceedings

(i) General
Shire accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able reasonably to estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised.

(ii) Specific
There are various legal proceedings against the Company. Please see the Company's Form 10-K for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company's results and financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Results of operations for the three months ended March 31, 2003 and 2002

Overview
The results for the three months ended March 31, 2002 have been restated to reflect the disposal of our OTC business, which has been accounted for as a discontinued operation.

Total revenues for the three months ended March 31, 2003 increased by 28 per cent to $304.5 million as compared to the three months ended March 31, 2002. The Company recorded a first quarter net income of $63.1 million (2002: $56.8 million), an increase of 11 per cent. This result was after charging a cost of $7.2 million in respect of the former Chief Executive's departure.

Total revenues
Our revenues are primarily derived from sales of our pharmaceutical products and royalties earned on products we have out-licensed to third parties to market on our behalf. The following table provides an analysis of our total revenues by source:

3 months ended March 31,              2003              2002            change
                                     $'000             $'000                 %
                                ----------        ----------        ----------
Product sales                      256,353           196,507               +30
Licensing and development              394               682               -42
Royalties                           47,763            39,576               +21
Other                                    7               217               -97
                                ----------        ----------        ----------
Total                              304,517           236,982               +28
                                ----------        ----------        ----------

Product sales
Product sales of $256.4 million, which represented 84 per cent of total revenues, increased by 30 per cent compared to the three months ended March 31, 2002. Management estimate that approximately $15 million of these revenues are attributable to wholesaler buying patterns in anticipation of price increases, leaving an underlying product sales growth rate of 23%. As a matter of policy the Company does not disclose price increases prior to the effective date of the price increase.

The Company recorded sales allowances of $8.5 million in the quarter ended March 31, 2003 related to a promotional ADDERALL XR coupon program. Under this promotional program, coupons are distributed to both physicians and prospective patients. Each coupon entitles a new patient to fulfillment of an initial prescription of ADDERALL XR at no cost to the patient. The Company reimburses pharmacies through a third-party program administrator for coupons redeemed.

The following table provides an analysis of our key product sales:

3 months ended March 31,            2003              2002           change
                                   $'000             $'000                %
                              ----------        ----------       ----------

ADDERALL XR                      115,163            61,875             +86%
ADDERALL                          18,899            46,170             -59%
AGRYLIN                           39,674            23,436             +69%
PENTASA                           29,719            17,547             +69%
PROAMATINE                        13,835             9,573             +45%
CARBATROL                          9,421            11,572             -19%
CALCICHEW range                    6,108             4,699             +30%
Others                            23,534            21,635              +9%
                              ----------        ----------       ----------
                                 256,353           196,507             +30%
                              ----------        ----------       ----------

The following discussion includes references to prescription and market share data for our key products. The source of this data is IMS March 2003.

ADDERALL franchise
For the three months ended March 31, 2003 combined sales of ADDERALL XR and ADDERALL, marketed in the US for the treatment of ADHD, were $134.1 million, representing growth of 24 per cent over the three months ended March 31, 2002. ADDERALL XR and ADDERALL had a 27 per cent share of the prescription market for ADHD in the US in March 2003 compared to 31 per cent in March 2002. Over the same period, total ADDERALL franchise prescriptions fell by approximately 7 per cent, reflecting the entry of generic versions of ADDERALL during 2002, as well as increased competition within the ADHD market overall.

An estimated two-thirds of the difference between prescription growth and sales growth is due to inventory movements between comparative periods. During the three months ended March 31, 2002, the Company experienced significant wholesaler de-stocking of ADDERALL as wholesalers adjusted inventory levels downwards following product launches by a generic competitor. In addition, wholesalers adjusted down inventory levels of ADDERALL XR as initial launch orders were satisfied over the first three months of 2002. In comparison, wholesaler stocking levels of ADDERALL XR have normalized during the three months ended March 31, 2003.

Both ADDERALL XR and ADDERALL continued to benefit from price increases implemented during 2002. An improved pricing structure for ADDERALL XR versus ADDERALL and lower Medicaid rebate payments for ADDERALL XR in the three months ended March 31, 2003 were offset, in part, by allowances recorded in respect of an ADDERALL XR promotional program implemented during the three months ended March 31, 2003.

The recent introduction of a competitive product in January 2003 has had a negligible impact on ADDERALL XR market share to date. Although the efforts of competitors have significantly reduced our share of voice in the US ADHD market, our focused marketing approach and efficient physician targeting have enabled ADDERALL XR to extend its leading market share position among high volume prescribing ADHD physicians to 27.8 per cent in February 2003. As importantly, ADDERALL XR's proven safety and efficacy profile has contributed to the minimal erosion in total market share from 23.7 per cent (December 27, 2002) to a current 23.1 per cent (April 18, 2003). Growth of the overall ADHD market has continued, with first quarter 2003 prescription growth at 14 per cent, up from 10 per cent for the three months ended March 31, 2002.

AGRYLIN
Sales of AGRYLIN, the only US product licensed for the treatment of essential thrombocythemia were $39.7 million, a 69 per cent increase over sales of $23.4 million in the three months ended March 31, 2002. This was supported by 12 per cent US prescription growth, with 41 per cent of growth coming from sales outside the US. The remaining difference between prescription and sales growth (estimated to be $5 million) is attributed to wholesaler advance buying in anticipation of a price increase. We achieved a prescription share of 27 per cent of the total US AGRYLIN market, including Hydrea and generic hydroxyurea, in March 2003 compared to 26 per cent in March 2002.

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. The anticipated paediatric extension for AGRYLIN could extend its orphan drug exclusivity from March 2004 to September 2004, after which time it is expected to face generic competition. The anticipated approval of XAGRID (trade name of AGRYLIN in the EU) will be a source of growth in markets outside the US.

PENTASA
Sales of PENTASA, at $29.7 million, were 69 per cent higher than in the three months ended March 31, 2002. Although its formal indication is for mild to moderately active ulcerative colitis, PENTASA continues to see the majority of its use in Crohn's disease. PENTASA had a 17 per cent share of the oral mesalamine/obsalazine market in March 2003 (March 2002: 18 per cent).

The 69% sales revenue growth in PENTASA, compared to the three months ended March 31, 2002, versus a 2 per cent fall in prescription demand for the same period is largely related to wholesaler anticipation of an early 2003 price increase which led to significant wholesaler stocking during the three months ended March 31, 2003, accounting for an estimated $8 million of our reported sales. The decrease in prescription demand is primarily the result of the reallocation of sales force promotion to other products. In the three months ended March 31, 2003, the Company also continued to benefit from pricing increases implemented during 2002 that contributed approximately 12 per cent of the total growth.

PROAMATINE
Sales of PROAMATINE, for the treatment of postural hypotension, were $13.8 million, 45 per cent higher than in the three months ended March 31, 2002. The US prescription market for PROAMATINE and Florinef prescriptions indicates that PROAMATINE had a 26 per cent share in March 2003, an increase from 24 per cent in March 2002. However, the Orphan Drug Status of PROAMATINE will expire in September 2003 and it is expected to face generic competition from that date.

Supported by 14 per cent prescription growth and an estimated 8 per cent pricing benefit, the remainder of PROAMATINE's total 45 per cent growth during the three months ended March 31, 2003 is attributable to wholesaler stock movements. Some of the increased wholesaler buying related to the launch of a new 10mg strength, while the remainder was in anticipation of a price increase (estimated to be $2 million).

CARBATROL
CARBATROL containing carbamazapine for the treatment of epilepsy, recorded a decline in sales of 19 per cent from sales of $11.6 million in the three months ended March 31, 2002 to $9.4 million in the three months ended March 31, 2003. CARBATROL also experienced a 1 per cent decline in prescriptions over the same period. The difference between prescription and sales growth is due to a reduction in wholesaler buying in the first quarter of 2003, as wholesalers adjusted to lower prescription trends for carbamazepine in the epilepsy market.

In the three months ended March 31, 2003, we recommenced promotional efforts for CARBATROL following the resolution of supply constraints that negatively impacted product availability throughout 2002. Although the use of carbamazepine in epilepsy has slowed in favour of more heavily promoted products, CARBATROL's share of the US extended release carbamazepine market has increased from 36.2 per cent in March 2002 to 36.9 per cent in March 2003.

The following table presents our product sales by operating segment.

3 months ended March 31,              2003             2002           change
                                     $'000            $'000                %
                                ----------       ----------       ----------
US                                 219,963          167,312              +31
International                       35,691           29,053              +23
Biologics                              699              142             +392
                                ----------       ----------       ----------
Total product sales                256,353          196,507              +30
                                ----------       ----------       ----------

Of our five reportable operating segments, only three generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of our worldwide sales, 86 per cent in the three months ended March 31, 2003 (2002: 85 per cent). Growth in International markets has been supported by the launch of two specialty pharmaceutical products during 2002 in Europe, SOLARAZE and ADEPT.

Royalties
Royalties were $47.8 million in the three months ended March 31, 2003, an increase of 21 per cent from the three months ended March 31, 2002. The following table provides an analysis of our royalty income:

3 months ended March 31,              2003             2002           change
                                     $'000            $'000                %
                                ----------       ----------       ----------
3TC                                 34,139           30,636             +11%
ZEFFIX                               6,399            5,293             +21%
Others                               7,225            3,647             +98%
                                ----------       ----------       ----------
Total                               47,763           39,576             +21%
                                ----------       ----------       ----------

For the products 3TC and ZEFFIX, we receive royalties from GlaxoSmithKline
(GSK), with the exception of Canada, where a partnership with GSK has been established.

Other royalties are received in respect of REMINYL from Johnson & Johnson, and in addition a number of hormone replacement therapy (HRT) products from various licensees. The 98 per cent growth rate shown above is largely due to the growth in REMINYL royalties.

Cost of product sales
Gross margin on product sales decreased from 87 per cent for the three months ended March 31, 2002 to 85 per cent for the three months ended March 31, 2003. A slightly more favourable mix of the higher margin products was offset by costs associated with enhancing internal and external production facility capabilities.

Research and development expenses
Research and development expenditure increased 10 per cent to $54.6 million for the three months ended March 31, 2003 (2002: $49.7 million). R&D expenditure in the three months ended March 31, 2003 represented 18 per cent of revenues, compared to 21 per cent in the three months ended March 31, 2002.

We aim to invest between 18 and 20 per cent of total revenues in R&D, although the actual level of expenditure required each quarter is driven by the development phase of existing and new projects. In addition, whilst we use this benchmark for our level of R&D investment, it is not always possible to track revenue growth with R&D expenditure growth as it often takes several months to plan R&D activities and many variables, such as regulatory factors, affect the level of spend from one quarter to the next.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by 35 per cent to $110.4 million for the three months ended March 31, 2003 (2002: $81.8 million).

Expenditure in the three months ended March 31, 2003 included increased promotional spend for ADDERALL XR, given increased competitor activity in the quarter, as well as for CARBATROL, for which promotion recommenced in the quarter following the resolution of supply constraints. As the benefit of this promotional spend is realized, this high level of spend is expected to moderate over the year. In addition, some costs associated with the expected launch of METHYPATCH were incurred during the three months ended March 31, 2003.

Selling, general and administrative expenditure in the three months ended March 31, 2003 also included pension top-up contributions and contractual termination costs for our former Chief Executive totalling $7.2 million. The total amount paid was $9.3 million; $2.1 million of which was included in the year ended December 31, 2002 financial results.

As a percentage of product sales, selling, general and administrative costs represented 43 per cent for the three months ended March 31, 2003 (2002: 42 per cent).

The Company increased the allowance for uncollectible accounts from $0.5 million at December 31, 2002 to $3.6 million at March 31, 2003. Management regularly assesses the overall credit risk in our customer base. Criteria assessed include: (a) changes in the macroeconomic environment of the countries in which we operate, (b) the related impact of these economic changes on the financial position of our key customers, (c) changes in the concentration of credit risk (i.e. consolidation of key customers), and (d) changes in our outstanding receivables balance. The adjustment to the allowance for uncollectible accounts recorded in the quarter ended March 31, 2003 represents management's best estimate of the incremental credit risk impacting our business in 2003. In addition, management has secured credit insurance, as available in the market, for certain key customer balances. The Company also regularly assesses specific customer credit risk and we record an allowance in the period when a loss is deemed probable.

Depreciation and amortization
The depreciation charge for the three months ended March 31, 2003 was $3.7 million, an increase of $0.6 million compared to the first quarter of 2002. Amortization charges were $8.0 million, an increase of $0.9 million compared to the three months ended March 31, 2002.

Interest income and expense
For the three months ended March 31, 2003, we received interest income of $5.1 million (2002: $4.7 million). Interest expense increased from $2.0 million to $2.6 million. The increase in interest expense reflects the release of $0.3 million capitalised issue costs associated with a $14 million proportion of convertible 2% debt redeemed during the three months ended March 31, 2003.

Other (expense)/income, net
For the three months ended March 31, 2003, other expense totalled $3.6 million (2002: income of $1.1 million). The cost is primarily attributable to the write-down of certain long-term investments due to other than temporary impairment.

Income taxes for continuing operations
For the three months ended March 31, 2003 income taxes increased $4.7 million to $24.5 million from $19.8 million for the three months ended March 31, 2002. Our effective tax rate was 28 per cent for the three months ended March 31, 2003 (2002: 27 per cent). We have net deferred tax assets of $52.2 million at March 31, 2003. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Equity method investees
We received $0.7 million, representing our 50 per cent share of earnings from an antiviral commercialization partnership with GSK in Canada (2002: $0.7 million), and incurred a loss of $1.1 million representing Shire's 50 per cent share of the losses from a commercialization partnership with Qualia Computing Inc (which includes Shire's prior investment in CADx) (2002: nil).

Discontinued operations
We completed the divestment of our OTC portfolio on December 27, 2002. These products were originally acquired in 1999 as a result of a merger with Roberts Pharmaceutical Corporation. The OTC business contributed net income of $1.6 million for the three months ended March 31, 2002.

Liquidity and financial condition
Our funding requirements depend on a number of factors, including product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products and the continuing revenues generated from sales of our key products.

At March 31, 2003 and December 31, 2002, net cash funds were as follows:

                                       March 31,          December 31,
                                            2003                  2002
                                           $'000                 $'000
                                      ----------          ------------

Cash and cash equivalents              1,041,468               897,718
Marketable securities                    248,503               316,126
Debt                                   (394,266)             (408,190)
                                      ----------          ------------
Net cash                                 895,705               805,654
                                      ----------          ------------

Cash
As of March 31, 2003 we had cash, cash equivalents and marketable securities of $1,290.0 million, an increase of $76.2 from $1,213.8 million at December 31, 2002. Our marketable securities consist of money market fund balances and investment grade securities.

Operating cashflow funds
Net cash provided by operating activities for the three months ended March 31, 2003 was $91.3 million compared to $103.5 million for the three months ended March 31, 2002.

Investing activities provided $43.8 million for the three months ended March 31, 2003. This was due to an inflow of $58.9 million by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $15.1 million.

Investing activities provided $482.7 million for the three months ended March 31, 2002. This was due to an inflow of $486.8 million by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $4.1 million.

Financing activities for the three months ended March 31, 2003, which totalled a $0.8 million inflow, included $0.9 million received from exercises of employee stock options and repayments of long-term debt of 0.1 million.

Financing activities provided $0.8 million from exercises of employee stock options for the three months ended March 31, 2002.

Debt
Our total borrowings as of March 31, 2003 were $394.3 million (December 31, 2002: $408.2 million). The main component of our borrowings is $386.0 million (December 31, 2002: $400.0 million) in guaranteed convertible loan notes due 2011. During the three months ended March 31, 2003 the Company repurchased $14.0 million of the convertible loan notes.

Capital expenditure
Capital expenditure on tangible fixed assets for the three months ended March 31, 2003 was $13.6 million, which primarily related to the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK. Other capital expenditure related to the purchase of long-term investments ($1.5 million).

Capital expenditure on tangible fixed assets for the three months ended March 31, 2002 was $3.1 million, which primarily related to laboratory and computer equipment purchased across the Group. Other capital expenditure related to the purchase of long-term investments ($1.0 million).

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

Please refer to the Company's Form 10-K for further details on these policies. In addition, this quarter, management has determined the accounting policy relating to sales coupons is also a critical accounting policy.

Coupons
Sales allowances related to a promotion are recorded in the period in which the Company distributes the coupon. 1.7 million coupons were distributed in the three months ended March 31, 2003. Sales allowances are calculated at estimated redemption rates. Redemption rates vary based upon the responsiveness of the different target audiences, method of distribution, and currently range from 1.5 per cent to 12 per cent. The Company's current reimbursement for each prescription averages $70 and each coupon has a twelve month expiration from date of issuance. The actual redemption rates may deviate from the estimate made. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period.


ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Group's market risk exposure since December 31, 2002. Item 7A of the Group's Annual Report on Form 10-K for the year ended December 31, 2002 contains a detailed discussion of the Group's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4.  Controls and procedures

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

There have been no significant changes to the Company's internal controls, since such evaluation, or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(ii) Specific
There are various legal proceedings against the Company. Please see the Company's Form 10-K for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company's results and financial position.


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

The Chairman of the Audit Committee of Shire pre-approves all non-audit services, including tax advisory and compliance services, provided by the Company's independent auditors, Deloitte and Touche. A process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Quarterly Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification of Matthew Emmens pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)  Reports on Form 8-K

During the first quarter ended March 31, 2003, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported December 31, 2002, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 7, 2003, with respect to block listings six month review.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 9, 2003, with respect to a notice to certain directors and officers informing them of a blackout with respect to trading of Shire's equity securities.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 9, 2003, with respect to the issue of a press release announcing the Company's response to ANDA application on FDA website for a generic copy of ADDERALL XR(R).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 20, 2003, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 29, 2003, with respect to the issue of a press release announcing holdings by Legal & General Group in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported January 31, 2003, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 10, 2003, with respect to the issue of a press release announcing holdings by The Capital Group Companies Inc. and its affiliates in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 12, 2003, with respect to the issue of a press release announcing invitation to full year 2002 results presentation.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 24, 2003, with respect to the issue of a press release announcing holdings by The Capital Group Companies Inc. and its affiliates in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 25, 2003, with respect to the issue of a press release announcing that the Company had filed suit against Barr Laboratories Inc. for patent infringement relating to Barr's ANDA for a generic version of ADDERALL XR(R).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 27, 2003, with respect to the issue of a press release announcing that the Company had agreed to acquire from Noven Pharmaceuticals, Inc. the worldwide sales and marketing rights to METHYPATCH (registered trademark of Noven).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported February 27, 2003, with respect to the issue of a press release announcing the Company's results for the twelve months ended December 31, 2002.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 3, 2003, with respect to the issue of a press release announcing that the Company had received an approvable letter from the US Food & Drug Administration for FOSRENOL(R) (lanthanum carbonate).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 5, 2003, with respect to the issue of a press release announcing director stock option grants to Mr. Russell and Dr. Totten.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 10, 2003, with respect to the issue of a press release announcing holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 12, 2003, with respect to the issue of a press release announcing the appointment of Matthew Emmens to the board and as Chief Executive of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 19, 2003, with respect to the issue of two press releases announcing (i) holdings by FMR Corp, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire and (ii) the exercise by Rolf Stahel of a stock option.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 20, 2003, with respect to the issue of a press release announcing the granting of a share option to Chief Executive Matthew Emmens.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported March 21, 2003, with respect to the issue of a press release announcing the granting of director Long Term Incentive Plan awards to Mr. Emmens, Mr. Russell and Dr. Totten.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SHIRE PHARMACEUTICALS GROUP PLC
                               -------------------------------

                                                  (Registrant)

                                            Date: May 15, 2003

                                       By: /s/  Matthew Emmens
                                       -----------------------

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

Signature                           Title                         Date
---------                           -----                         ----

/s/ Matthew Emmens                  Chief Executive               May 15, 2003
---------------------------
MATTHEW EMMENS

/s/ Angus Charles Russell           Group Finance Director        May 15, 2003
---------------------------
ANGUS CHARLES RUSSELL

                   CERTIFICATION OF MATTHEW EMMENS PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FORM 10-Q FOR THE QUARTER ENDED
                                MARCH 31, 2003 OF
                         Shire Pharmaceuticals Group PLC

I, Matthew Emmens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shire Pharmaceuticals Group PLC;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003              /s/ Matthew Emmens
                                   --------------------------
                                   Matthew Emmens
                                   Chief Executive

                   CERTIFICATION OF ANGUS RUSSELL PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FORM 10-Q FOR THE QUARTER ENDED
                                MARCH 31, 2003 OF
                         Shire Pharmaceuticals Group PLC

I, Angus Russell certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Shire Pharmaceuticals Group PLC;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003               /s/ Angus Russell
                                    ---------------------------
                                    Angus Russell
                                    Group Finance Director

                                                                    EXHIBIT 99.1

                                  Certification
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss.1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of Shire Pharmaceuticals Group plc (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 15, 2003                 /s/ Matthew Emmens
                                     --------------------------
                                     Matthew Emmens
                                     Chief Executive


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and
(b)), is not a part of the Form 10-Q to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his respective knowledge.

A signed original of this written statement required by ss. 906 has been provided to Shire Pharmaceuticals Group plc and will be retained by Shire Pharmaceuticals Group plc and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 99.1


                                  Certification
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of Shire Pharmaceuticals Group plc (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 15, 2003               /s/ Angus Russell
                                   ----------------------------
                                   Angus Russell
                                   Group Finance Director


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and
(b)), is not a part of the Form 10-Q to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his respective knowledge.

A signed original of this written statement required by ss. 906 has been provided to Shire Pharmaceuticals Group plc and will be retained by Shire Pharmaceuticals Group plc and furnished to the Securities and Exchange Commission or its staff upon request.