Form 10-Q
period 2003-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2003-08-14
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2003

                         Commission file number: 0-29630

                         SHIRE PHARMACEUTICALS GROUP PLC
                         -------------------------------
             (Exact name of registrant as specified in its charter)


        England and Wales                                98-0359573
        -----------------                                ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


Hampshire International Business Park, Chineham,              RG24 8EP
-------------------------------------------------             --------
    Basingstoke, Hampshire, England                          (Zip Code)
    -------------------------------
 (Address of principal executive offices)

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


As of August 4, 2003, the number of outstanding common shares of the Registrant was 477,302,140.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact on Shire's Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire's ADHD franchise, government regulation and approval, including but not limited to the expected product approval date of lanthanum carbonate (FOSRENOL(R)), METHYPATCH(R), XAGRID(R) and the adult indication for ADDERALL XR(R) and other risks and uncertainties detailed from time to time in our filings, including the Annual Report filed on Form 10-K by Shire with the Securities and Exchange Commission.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR(R) (mixed amphetamine salts)
ADDERALL(R) (mixed amphetamine salts)
AGRYLIN(R) (anagrelide hydrochloride)
AMATINE(R) (midodrine hydrochloride)
CALCICHEW(R) (calcium carbonate)
CARBATROL(R) (carbamazepine)
COLAZIDE(R) (basalazide)
ETHMOZINE(R) (moracizine hydrochloride)
FARESTON(R) (toremifene)
FOSRENOL(R) (lanthanum carbonate)
FLUVIRAL(R) S/F (split virion influenza vaccine)
INDURGAN(R) (omeprazole)
METHYPATCH(R) (methylphenidate)
PROAMATINE(R) (midodrine hydrochloride)
SOLARAZE(R) (diclofenac sodium 3%)
TROXATYL(R) (troxacitabine)
XAGRID(R) (anagrelide hydrochloride)

The following are trademarks of third parties.

3TC (trademark of GlaxoSmithKline (GSK))
ADEPT (trademark of ML Laboratories)
COMBIVIR (trademark of GSK)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
HEPTOVIR (trademark of GSK)
PENTASA (trademark of Ferring AS)
REMINYL (trademark of Johnson & Johnson)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                         SHIRE PHARMACEUTICALS GROUP PLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                              (Unaudited)
                                                                                                 June 30,       December 31,
                                                                                                     2003               2002
                                                                                Notes               $'000              $'000
                                                                                ------         ------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                                                                         967,480            897,718
Marketable securities                                                                             217,677            316,126
Accounts receivable, net                                                         (5)              194,908            138,397
Inventories, net                                                                 (6)               54,405             49,216
Deferred tax asset                                                                                 36,759             34,849
Prepaid expenses and other current assets                                                          35,355             30,790
                                                                                               ----------         ----------
Total current assets                                                                            1,506,584          1,467,096

Investments                                                                      (7)               79,117             71,962
Property, plant and equipment, net                                                                167,014            135,234
Goodwill, net                                                                                     209,134            203,767
Other intangible assets, net                                                     (8)              313,898            301,084
Deferred tax asset                                                                                 22,101              6,216
Other non-current assets                                                                           22,630             23,264
                                                                                               ----------         ----------
Total assets                                                                                    2,320,478          2,208,623
                                                                                               ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current instalments of long-term debt                                                               1,024                888
Accounts payable and accrued expenses                                                             186,083            184,107
Other current liabilities                                                                          30,701             15,492
                                                                                               ----------         ----------
Total current liabilities from continuing operations                                              217,808            200,487
Current liabilities from discontinued operations                                                        -             12,784
                                                                                               ----------         ----------
Total current liabilities                                                                         217,808            213,271
                                                                                               ----------         ----------
Long-term debt, excluding current instalments                                    (9)              377,592            407,302
Other non-current liabilities                                                                      11,913             14,884
                                                                                               ----------         ----------
Total liabilities                                                                                 607,313            635,457
                                                                                               ----------         ----------
Shareholders' equity:
Common stock, 5p par value: 800,000,000 shares authorized; 477,292,144
(2002: 484,344,412) shares issued and outstanding                                                  39,469             40,051
Exchangeable shares: 5,840,110 (2002: 5,874,112) shares issued and
outstanding                                                                                       270,698            272,523
Additional paid-in capital                                                                        979,744          1,027,499
Accumulated other comprehensive income/(loss)                                                      20,179           (41,431)
Retained earnings                                                                                 403,075            274,524
                                                                                               ----------         ----------
Total shareholders' equity                                                      (10)            1,713,165          1,573,166
                                                                                               ----------         ----------
Total liabilities and shareholders' equity                                                      2,320,478          2,208,623
                                                                                               ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                                                    3 months to    3 months to    6 months to   6 months to
                                                                       June 30,       June 30,       June 30,      June 30,
                                                                           2003           2002           2003          2002
                                                        Notes             $'000          $'000          $'000         $'000
                                                       ------        ----------     ----------     ----------    ----------
Revenues:
Product sales                                                           246,450        206,861        502,803       403,368
Licensing and development                                                   702            923          1,096         1,605
Royalties                                                                51,836         40,512         99,599        80,088
Other revenues                                                                -          (212)              7             5
                                                                     ----------     ----------     ----------    ----------
Total revenues                                           (2)            298,988        248,084        603,505       485,066

Costs and expenses:
Cost of product sales                                    (2)             38,993         29,721         77,638        54,741
Research and development                                 (2)             50,097         46,802        104,695        96,531
Selling, general and administrative (inclusive of
stock option compensation charge of $nil, $152,000,
and credits of $24,000 and $150,000 respectively)                       115,681         96,336        237,763       188,276
Losses on dispositions of assets                                              -            116              -           116
                                                                     ----------     ----------     ----------    ----------
Total operating expenses                                 (2)            204,771        172,975        420,096       339,664
                                                                     ----------     ----------     ----------    ----------
Operating income                                         (2)             94,217         75,109        183,409       145,402

Interest income                                                           4,298          4,820          9,411         9,551
Interest expense                                                        (2,689)        (1,796)        (5,337)       (3,773)
Other (expense)/income, net                                             (3,679)          (910)        (7,295)           231
                                                                     ----------     ----------     ----------    ----------
Total other (expense)/income, net                                       (2,070)          2,114        (3,221)         6,009
                                                                     ----------     ----------     ----------    ----------
Income from continuing operations before income
taxes and equity in (losses)/earnings of equity
method investees                                                         92,147         77,223        180,188       151,411
Income taxes                                                           (25,457)       (21,323)       (49,983)      (41,080)
Equity in (losses)/earnings of equity method
investees                                                               (1,205)          1,855        (1,654)         2,599
                                                                     ----------     ----------     ----------    ----------
Income from continuing operations                                        65,485         57,755        128,551       112,930
Income from discontinued operations (net of income
tax expenses of $nil, $912,000, $nil and $1,868,000
respectively)                                                                 -            1,552              -         3,179
                                                                     ----------       ----------     ----------    ----------
Net income                                                               65,485           59,307        128,551       116,109
                                                                     ----------       ----------     ----------    ----------


                         SHIRE PHARMACEUTICALS GROUP PLC
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)

                                                               3 months to       3 months to    6 months to         6 months to
                                                                  June 30,          June 30,        June 30,           June 30,
                                                  Notes               2003              2002            2003               2002
                                                                ----------        ----------      ----------         ----------
Earnings per share - basic
Income from continuing operations                                    13.1c             11.5c           25.6c              22.6c
Income from discontinued operations                                      -              0.4c               -               0.6c
                                                                ----------        ----------      ----------         ----------
                                                   (3)               13.1c             11.9c           25.6c              23.2c
                                                                ----------        ----------      ----------         ----------
Earnings per share - diluted
Income from continuing operations                                    12.8c             11.3c           25.1c              22.0c
Income from discontinued operations                                      -              0.3c               -               0.6c
                                                                ----------        ----------      ----------         ----------
                                                   (3)               12.8c             11.6c           25.1c              22.6c
                                                                ----------        ----------      ----------         ----------
Weighted average number of shares:
Basic                                                          501,504,962       500,365,947     501,746,083        500,147,383
Diluted                                                        522,559,387       523,990,414     522,652,319        525,324,877


The results for the three and six months ended June 30, 2002 have been restated to reflect the disposal of the "Over-The-Counter" (OTC) business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.


                         SHIRE PHARMACEUTICALS GROUP PLC
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)

                                                              3 months to        3 months to     6 months to      6 months to
                                                                 June 30,           June 30,        June 30,         June 30,
                                                                     2003               2002            2003             2002
                                                                    $'000              $'000           $'000            $'000
                                                               ----------         ----------      ----------       ----------
Net income                                                         65,485             59,307         128,551          116,109

Other comprehensive income:
Foreign currency translation adjustments                           40,532             43,644          56,255           37,680
Unrealized holding gain on available for sale securities           11,141                  -           5,355                -
                                                               ----------         ----------      ----------       ----------
Comprehensive income                                              117,158            102,951         190,161          153,789
                                                               ----------         ----------      ----------       ----------


The components of accumulated other comprehensive income/(loss) as at June 30, 2003 and December 31, 2002 are as follows:


                                                                          June 30,       December 31,
                                                                              2003               2002
                                                                             $'000              $'000
                                                                        ----------         ----------
Foreign currency translation adjustments                                    13,560           (42,695)
Unrealized holding gain on available for sale securities                     6,619              1,264
                                                                        ----------         ----------
Accumulated other comprehensive income/(loss)                               20,179           (41,431)
                                                                        ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             6 months to        6 months to
                                                                                                June 30,           June 30,
                                                                                                    2003               2002
                                                                                                   $'000              $'000
                                                                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                                            128,551            112,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                     21,461             17,812
Stock option compensation credit                                                                    (24)              (150)
Tax benefit of stock option compensation, charged directly to equity                                   -                689
Increase in deferred tax asset                                                                  (17,795)            (4,695)
Non-cash exchange gains and losses                                                                 5,937              1,672
Equity in losses/(profits) of equity method investees                                              1,654            (2,599)
Write-down of long-term investments                                                                8,472              2,500
Write-down of intangible assets                                                                    3,287              4,500
Loss on sale of fixed assets                                                                           -                116
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable                                                      (56,511)             53,404
Increase in inventory                                                                            (5,189)            (9,409)
(Increase)/decrease in prepayments and other current assets                                      (4,565)              4,328
Decrease in other assets                                                                             634                569
Increase/(decrease) in accounts and notes payable and other liabilities                            1,431           (52,417)
Decrease in unearned income                                                                            -           (17,409)
                                                                                              ----------         ----------
Net cash provided by operating activities                                                         87,343            111,841
                                                                                              ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term deposits                                                                   98,449            498,021
Purchase of long-term investments                                                                (1,475)            (1,017)
Purchase of intangible assets                                                                   (25,500)           (18,510)
Purchase of property, plant and equipment                                                       (27,601)            (7,648)
                                                                                              ----------         ----------
Net cash provided by investing activities                                                         43,873            470,846
                                                                                              ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase/payments on long-term debt, capital leases and notes                                 (29,879)            (2,583)
Proceeds from exercise of options                                                                  2,254              3,552
Payments for redemption of common stock                                                         (52,392)                  -
                                                                                              ----------         ----------
Net cash (used in)/provided by financing activities                                             (80,017)                969
                                                                                              ----------         ----------

Effect of foreign exchange rate changes on cash and cash equivalents                              18,563              9,489
                                                                                              ----------         ----------
Net increase in cash and cash equivalents                                                         69,762            593,145
Cash flows provided by discontinued operations                                                         -              3,338
                                                                                              ----------         ----------
Net increase in cash and cash equivalents                                                         69,762            596,483
Cash and cash equivalents at beginning of period                                                 897,718            118,040
                                                                                              ----------         ----------
Cash and cash equivalents at end of period                                                       967,480            714,523
                                                                                              ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                         SHIRE PHARMACEUTICALS GROUP PLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc (`Shire' or `the Company') is a global specialty pharmaceutical company with a strategic focus on meeting the needs of the specialist physician and currently has a range of projects and products in the areas of central nervous system (CNS), gastrointestinal (GI), and renal.

Shire has operations in the world's key pharmaceutical markets (US, Canada, UK, France, Italy, Spain and Germany) as well as a specialist drug delivery unit in the US.

The business is currently operated and managed within five individual operating segments: US, International, Corporate, Global Research and Development and Biologics (vaccines). Shire, however, announced on July 31, 2003 the intention to spin-off the vaccines business. Within these segments, revenues are derived primarily from three sources: sales of products by Shire's own sales and marketing operations, royalties (where Shire has out-licensed to third parties) and licensing and development fees.

The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians. The Company announced on July 31, 2003 its intention to close the early stage research unit based in Canada. Shire's strategic priority will now be on the development of late stage and lower risk projects. Shire will continue to strengthen its portfolio through merger and acquisition activities and will also in-license projects and products on reasonable commercial terms, and then develop and launch them.

The Company's principal revenues include:

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

     o in the UK and the Republic of Ireland, the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which is co-promoted by Janssen-Cilag;

     o in Canada, 3TC for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR (all marketed in partnership with GSK); AMATINE and FLUVIRAL S/F, a vaccine for the prevention of influenza;

     o in the Rest of the World, royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL marketed by Johnson & Johnson.

In addition, the Company has a number of projects in late stage development including:

     o FOSRENOL for the treatment of high blood phosphate levels associated with kidney failure. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application with the US FDA on April 30, 2002;

     o TROXATYL for the treatment of leukemia and pancreatic cancer. The Company has recently announced its decision to out-licence TROXATYL;

     o METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD;

     o    Adult indication for ADDERALL XR.

Furthermore, on July 25, 2003 the Company received positive Committee for Proprietary Medicinal Products opinion for XAGRID (which is the trade name of AGRYLIN in the EU) in Europe.

b) Basis of Presentation

These interim financial statements, which include the operations of the Company, and the financial information included here are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2002.

c) Accounting Pronouncements adopted during the period

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognise, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted these requirements for the six month period ended June 30, 2003. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have an impact on the Group's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and there was no impact on the Group's financial statements.

On January 1, 2003, the Company adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognise a liability for costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit plan or disposal plan. The adoption did not have an impact on the Company's consolidated financial position or results of operations.

d) New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, of which, within the Company, there are none. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect the adoption of FIN 46 will have on its existing operations.

d) New Accounting Pronouncements (continued)

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

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

2. Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business based on the way in which the business is managed and controlled. The Company evaluates performance based on operating income or loss before interest and income taxes.

For 2003 our reporting by segment has been expanded as set out below to provide more information on the Corporate and International segments. The 2002 reportable segments have been restated on this basis.


3 months to June 30, 2003                          US     International     Biologics    Corporate            R&D          Total
                                                $'000             $'000         $'000        $'000          $'000          $'000
                                              -------           -------       -------      -------        -------        -------
Product sales                                 209,607            36,056           787            -              -        246,450
Licensing and development                         702                 -             -            -              -            702
Royalties                                          14             2,725             -       49,097              -         51,836
Intersegment revenues                           6,434                 -             -        7,666         38,243         52,343
                                              -------           -------       -------      -------        -------        -------
                                              216,757            38,781           787       56,763         38,243        351,331
Elimination of intersegment revenues          (6,434)                 -             -      (7,666)       (38,243)       (52,343)
                                              -------           -------       -------      -------        -------        -------
Total revenues                                210,323            38,781           787       49,097              -        298,988

Cost of product sales                          26,887            11,450           656            -              -         38,993
Research and development                            -                 -             -            -         50,097         50,097
Selling, general and administrative            65,941            19,084         2,364       15,205              -        102,594
Depreciation and amortization                   8,728             2,379         1,121          859              -         13,087
                                              -------           -------       -------      -------        -------        -------
Total operating expenses                      101,556            32,913         4,141       16,064         50,097        204,771
                                              -------           -------       -------      -------        -------        -------
Operating income/(loss)                       108,767             5,868       (3,354)       33,033       (50,097)         94,217
                                              -------           -------       -------      -------        -------        -------


3 months to June 30, 2003                          US     International     Biologics    Corporate            R&D          Total
                                                $'000             $'000         $'000        $'000          $'000          $'000
                                              -------           -------       -------      -------        -------        -------
Total assets                                  674,533           472,301        25,270    1,116,218         32,156      2,320,478
Long lived assets                             250,647           260,590        23,985      244,788         33,884        813,894
Capital expenditure on long lived assets        7,189            26,879           100        2,635          2,685         39,488
                                              -------           -------       -------      -------        -------        -------


3 months to June 30, 2002                          US     International     Biologics    Corporate          R&D          Total
                                                $'000             $'000         $'000        $'000        $'000          $'000
                                              -------           -------       -------      -------      -------        -------
Product sales                                 173,895            32,511           455            -            -        206,861
Licensing and development                         662               261             -            -            -            923
Royalties                                           7             1,280             -       39,225            -         40,512
Other revenues                                      -              (31)         (181)            -            -          (212)
Intersegment revenues                           3,745                 -             -        2,278        3,566          9,589
                                              -------           -------       -------      -------      -------        -------
                                              178,309            34,021           274       41,503        3,566        257,673
Elimination of intersegment revenues          (3,745)                 -             -      (2,278)      (3,566)        (9,589)
                                              -------           -------       -------      -------      -------        -------
Total revenues                                174,564            34,021           274       39,225            -        248,084

Cost of product sales                          15,286            14,088           347            -            -         29,721
Research and development                            -                 -             -            -       46,802         46,802
Selling, general and administrative            55,269            17,719         2,206        9,119            -         84,313
Depreciation and amortization                   7,534             2,415         1,139        1,051            -         12,139
                                              -------           -------       -------      -------      -------        -------
Total operating expenses                       78,089            34,222         3,692       10,170       46,802        172,975
                                              -------           -------       -------      -------      -------        -------
Operating income/(loss)                        96,475             (201)       (3,418)       29,055     (46,802)         75,109
                                              -------           -------       -------      -------      -------        -------



6 months to June 30, 2003                         US     International     Biologics    Corporate           R&D        Total
                                               $'000             $'000         $'000        $'000         $'000        $'000
                                             -------           -------       -------      -------       -------      -------
Product sales                                429,570            71,747         1,486            -             -      502,803
Licensing and development                      1,096                 -             -            -             -        1,096
Royalties                                         14             4,924             -       94,661             -       99,599
Other revenues                                     7                 -             -            -             -            7
Intersegment revenues                         12,286                 -             -        8,969        44,416       65,671
                                             -------           -------       -------      -------       -------      -------
                                             442,973            76,671         1,486      103,630        44,416      669,176
Elimination of intersegment revenues        (12,286)                 -             -      (8,969)      (44,416)     (65,671)
                                             -------           -------       -------      -------       -------      -------
Total revenues                               430,687            76,671         1,486       94,661             -      603,505

Cost of product sales                         53,259            23,096         1,283            -             -       77,638
Research and development                           -                 -             -            -       104,695      104,695
Selling, general and administrative          135,626            38,241         4,616       34,532             -      213,015
Depreciation and amortization                 16,053             4,744         2,270        1,681             -       24,748
                                             -------           -------       -------      -------       -------      -------
Total operating expenses                     204,938            66,081         8,169       36,213       104,695      420,096
                                             -------           -------       -------      -------       -------      -------
Operating income/(loss)                      225,749            10,590       (6,683)       58,448     (104,695)      183,409
                                             -------           -------       -------      -------       -------      -------


6 months to June 30, 2003                          US     International     Biologics    Corporate           R&D        Total
                                                $'000             $'000         $'000        $'000         $'000        $'000
                                              -------           -------       -------      -------       -------      -------
Total assets                                  674,533           472,301        25,270    1,116,218        32,156    2,320,478
Long lived assets                             250,647           260,590        23,985      244,788        33,884      813,894
Capital expenditure on long lived assets        9,404            27,501           184        4,438        13,049       54,576
                                              -------           -------       -------      -------       -------      -------


6 months to June 30, 2002                          US     International     Biologics    Corporate           R&D        Total
                                                $'000             $'000         $'000        $'000         $'000        $'000
                                              -------           -------       -------      -------       -------      -------
Product sales                                 341,208            61,563           597            -             -      403,368
Licensing and development                       1,203               402             -            -             -        1,605
Royalties                                         221             3,040             -       76,827             -       80,088
Other revenues                                      -                 5             -            -             -            5
Intersegment revenues                           9,008                 -             -        6,719         9,718       25,445
                                              -------           -------       -------      -------       -------      -------
                                              351,640            65,010           597       83,546         9,718      510,511
Elimination of intersegment revenues          (9,008)                 -             -      (6,719)       (9,718)     (25,445)
                                              -------           -------       -------      -------       -------      -------
Total revenues                                342,632            65,010           597       76,827             -      485,066

Cost of product sales                          29,975            24,007           759            -             -       54,741
Research and development                            -                 -             -            -        96,531       96,531
Selling, general and administrative           109,583            32,118         3,969       20,410             -      166,080
Depreciation and amortization                  13,479             4,698         2,185        1,950             -       22,312
                                              -------           -------       -------      -------       -------      -------
Total operating expenses                      153,037            60,823         6,913       22,360        96,531      339,664
                                              -------           -------       -------      -------       -------      -------
Operating income/(loss)                       189,595             4,187       (6,316)       54,467      (96,531)      145,402
                                              -------           -------       -------      -------       -------      -------

Included within the selling, general and administrative costs in the corporate segment for the six months ended June 30, 2003 is $7.2 million in respect of the former Chief Executive's departure.

3. Earnings per share

Basic earnings per share, is based upon the net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period and adjusted for the effect of all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          3 months to       3 months to      6 months to        6 months to
                                                             June 30,          June 30,         June 30,           June 30,
                                                                 2003              2002             2003               2002
                                                                $'000             $'000            $'000              $'000
                                                        -------------     -------------    -------------      -------------
Numerator for basic earnings per share                         65,485            59,307          128,551            116,109
Interest charged on convertible debt, net of tax                1,342             1,411            2,723              2,808
                                                        -------------     -------------    -------------      -------------
Numerator for diluted earnings per share                       66,827            60,718          131,274            118,917
                                                        -------------     -------------    -------------      -------------


Weighted average number of shares:                        No. of shares    No. of shares    No. of shares      No. of shares
                                                          -------------    -------------    -------------      -------------
Basic                                                       501,504,962      500,365,947      501,746,083        500,147,383
Effect of dilutive shares:
Stock options                                                 2,030,976        2,357,078        1,470,870          3,910,105
Warrants                                                              -        1,144,179                -          1,144,179
Convertible debt                                             19,023,449       20,123,210       19,435,366         20,123,210
                                                          -------------    -------------    -------------      -------------
Diluted                                                     522,559,387      523,990,414      522,652,319        525,324,877
                                                          -------------    -------------    -------------      -------------
Basic earnings per share                                          13.1c            11.9c            25.6c              23.2c
                                                          -------------    -------------    -------------      -------------
Diluted earnings per share                                        12.8c            11.6c            25.1c              22.6c
                                                          -------------    -------------    -------------      -------------

Warrants to purchase approximately 1.4 million common shares for the three months and six months ended June 30, 2003 were antidilutive and were therefore excluded from the computation of diluted earnings per share.

Stock options to purchase approximately 18.1 million and 18.0 million common shares for the three months and six months ended June 30, 2003, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.


4. Employee stock plans

SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations.

Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire's stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For fixed plans, the measurement date is the grant date. For plans where the measurement date occurs after the grant date, referred to as variable plans, the compensation cost is re-measured on the basis of the current market value of Shire's stock at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable.

At June 30, 2003, the Company had nine stock-based employee compensation plans, which are described more fully in the annual consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                  3 months to      3 months to     6 months to   6 months to
                                                                     June 30,         June 30,        June 30,       June 30,
                                                                         2003             2002            2003           2002
                                                                        $'000            $'000           $'000          $'000
                                                                  -----------      -----------     -----------    -----------
Net income, as reported                                                65,485           59,307         128,551        116,109
Add:
Stock-based employee compensation charge/(credit) included in
reported net income, net of related tax effects                             -              152            (24)          (150)
Deduct:
Total stock-based employee compensation expense determined
under fair value based method for all awards                          (8,322)          (6,040)        (16,104)       (11,375)
                                                                  -----------      -----------     -----------    -----------
Pro forma net income                                                   57,163           53,419         112,423        104,584
                                                                  -----------      -----------     -----------    -----------

Earnings per share
Basic - as reported                                                     13.1c            11.9c           25.6c          23.2c
Basic - pro forma                                                       11.4c            10.7c           22.4c          20.9c
Diluted - as reported                                                   12.8c            11.6c           25.1c          22.6c
Diluted - pro forma                                                     11.3c            10.5c           22.1c          20.6c
                                                                  -----------      -----------     -----------    -----------

5. Accounts receivable, net

                                               June 30,             December 31,
                                                   2003                     2002
                                                  $'000                    $'000
                                             ----------               ----------
Trade receivables                               188,315                  130,210
Other receivables                                 6,593                    8,187
                                             ----------               ----------
                                                194,908                  138,397
                                             ----------               ----------

Trade receivables is stated net of a provision for returns and discounts of $13.4 million at June 30, 2003 and $8.5 million at December 31, 2002. Further analysis can be seen below:

Provision for returns and discounts                                        $'000
                                                                      ----------
As at January 1, 2003                                                      8,536
Provision charged to income                                               13,023
Costs incurred/utilization                                               (8,124)
                                                                      ----------
As at June 30, 2003                                                       13,435
                                                                      ----------

6. Inventories, net

                                               June 30,             December 31,
                                                   2003                     2002
                                                  $'000                    $'000
                                             ----------               ----------
Finished goods                                   20,372                   27,672
Work-in-process                                  19,460                   13,716
Raw materials                                    14,573                    7,828
                                             ----------               ----------
                                                 54,405                   49,216
                                             ----------               ----------

The finished goods inventory is net of a reserve for slow moving and obsolete stock of $7.0 million at June 30, 2003 and $3.0 million at December 31, 2002.

7.  Investments

                                               June 30,             December 31,
                                                   2003                     2002
                                                  $'000                    $'000
                                             ----------               ----------
Investments in private companies                 48,407                   47,255
Investments in public companies                  20,127                   14,129
Equity method investments                        10,583                   10,578
                                             ----------               ----------
                                                 79,117                   71,962
                                             ----------               ----------

During the six months ended June 30, 2003, the Company reviewed its existing investment portfolio for other than temporary impairments. Based on changes in estimates of the value from the prior year, the Company wrote off investments to the value of $8.5 million. This has been reflected in other (expense)/income, net, in the consolidated statement of operations.

8. Other intangible assets, net

                                               June 30,             December 31,
                                                   2003                     2002
                                                  $'000                    $'000
                                             ----------               ----------
Intellectual property rights acquired           427,548                  397,807
Less: Accumulated amortization                (113,650)                 (96,723)
                                             ----------               ----------
                                                313,898                  301,084
                                             ----------               ----------

Management estimates that the annual amortization charge in respect of intangible fixed assets held at June 30, 2003 will be approximately $30.0 million for each of the five years to June 30, 2008. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights.

During the six months ended June 30, 2003, the Company reviewed its existing product base. On completion of this exercise, management decided to cease supporting certain products that were not considered to be core to the business and to redirect certain investment toward other more profitable products. Intangible assets associated with these products, namely product rights and licenses were written down to their fair value, based on changes to the estimated future net cash flows. This resulted in the recognition of an impairment loss of $3.3 million, which has been reflected in selling, general and administrative expenses in the consolidated statement of operations and the segment disclosure ($3.3 million in the US segment).

9. Long-term debt, excluding current instalments

During the six months ended June 30, 2003 the Company repurchased $29.8 million of the $400.0 million 2% guaranteed convertible notes due 2011, recording a gain of $0.5 million which is reflected in other income. During the six months ended June 30, 2002 the Company did not issue debt or make any other debt repayments.

10. Consolidated statement of changes in shareholders' equity

                                                                                                           Accumulated
                                                                                                             other
                                                                      Exchangeable                          compre-
                                             Common     Exchangeable   shares                               hensive      Total
                                Common        Stock       shares       No. of     Additional              (losses)/ shareholders'
                                 Stock       No. of       Amount       Shares       paid-in    Retained    income      equity
                                Amount       shares       $'000         000's       capital    earnings     $'000       $'000
                                 $'000        000's                                  $'000       $'000
                                  -------      -------      -------      -------      -------     -------    -------    -------
As at January 1, 2003              40,051      484,344      272,523        5,874    1,027,499     274,524   (41,431)   1,573,166
Net income                              -            -            -            -            -     128,551          -     128,551
Foreign currency translation            -            -            -            -            -          -     56,255      56,255
Exchange of exchangeable
shares                                  8          102      (1,825)         (34)        1,817           -          -           -
Options exercised                      35          439            -            -        2,219           -          -       2,254
Stock option compensation               -            -            -            -         (24)           -          -        (24)
Share buy-back                      (625)      (7,593)            -            -     (51,506)           -          -    (52,131)
Stamp duty on share buy-back            -            -            -            -        (261)           -          -       (261)
Unrealized loss on
investments                             -            -            -            -            -           -      5,355       5,355
                                  -------      -------      -------      -------      -------     -------    -------   ---------
As at June 30, 2003                39,469      477,292      270,698        5,840      979,744     403,075     20,179   1,713,165
                                  -------      -------      -------      -------      -------     -------     -------  ---------






Each exchangeable share is exchangeable into 3 common shares.

11. Contingent liabilities

(a) Commitments
The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $44.3 million (December 31, 2002: $38.1 million). As at June 30, 2003 an amount of $32.4 million (December 31, 2002:
$26.4 million) has been subscribed, leaving an outstanding commitment of $11.9 million (December 31, 2002: $11.7 million).

The Company has a letter of credit with Fifth Third Bank to Allfirst Bank in the amount of $11.5 million related to the bonds that financed the construction of its US manufacturing facility.

The Company is a guarantor of various equipment leases.

The Company has $5.2 million of restricted cash as collaterol for one of the equipment leases. In addition, the Company has $11.5 million of restricted cash as collateral related to the letter of credit with Fifth Third Bank.

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

Shire Biologics is committed to CAN$18 million (approximately $11.3 million) of capital expenditure on immoveables for the purpose of achieving the level of pandemic readiness required. In addition, a performance bond equal to 10% of the minimum estimated contract value in any year, which for 2003/2004 will be CAN$24.5 million (approximately $17.5 million), would become payable to the Government of Canada if contracted penalty clauses were triggered.

(c) Legal proceedings

(i) General
Shire accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies." (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able reasonably to estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. There have been no material changes in estimates recognised related to Shire's litigation reserves, in any of the periods presented.

(ii) Specific
There are various legal proceedings against the Company. Please see the Company's Form 10-K for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K, subject as stated below. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company's results and financial position.

In May 2003, in the ADDERALL trade dress litigation with Barr Laboratories Inc.
(Barr), the United States Court of Appeals for the Third Circuit affirmed the District Court's denial of Shire's request for a preliminary injunction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Results of operations for the three months ended June 30, 2003 and 2002

Overview
The results for the three months ended June 30, 2002 have been restated to reflect the disposal of our OTC business, which has been accounted for as a discontinued operation.

Revenues from continuing operations for the three months ended June 30, 2003 increased by 21% to $299.0 million (Q2 2002: $248.1 million).

The Company recorded net income of $65.5 million; an increase of 10% compared to the three months ended June 30, 2002. Diluted earnings per common share were
12.8 cents, or 38.4 cents per ADS, an increase of 10% over the three months ended June 30, 2002.

Total revenues
Our revenues are primarily derived from sales of our pharmaceutical products and royalties earned on products we have out-licensed to third parties to market on our behalf. The following table provides an analysis of our total revenues by source:

                                 3 months to       3 months to
                                    June 30,          June 30,
                                        2003              2002           change
                                       $'000             $'000                %
                                  ----------        ----------       ----------
Product sales                        246,450           206,861              +19
Licensing and development                702               923              -24
Royalties                             51,836            40,512              +28
Other                                      -             (212)                -
                                  ----------        ----------       ----------
Total                                298,988           248,084              +21
                                  ----------        ----------       ----------

Product sales
For the three months ended June 30, 2003 product sales increased $39.6 million to $246.5 million
(2002: $206.9 million) and represented 82% of total revenues. During the early part of the second quarter of 2003, we experienced aggressive wholesaler de-stocking, significantly beyond the stock-build of $15 million announced in the three months ended March 31, 2003. This significant de-stocking below normal levels was corrected later in the second quarter following the initiation of a wholesaler promotional campaign intended to normalize inventory levels. The management estimates that product revenues in the three months ended June 30, 2003 approximated prescription-based demand for the quarter except for sales of ADDERALL ($5.0 million) and PROAMATINE ($5.0 million). ADDERALL benefited from a promotional campaign intended to decrease inventories of short-dated product, while PROAMATINE benefited from increased sales due to the timing of order flow. The combined amount of revenues in excess of demand for the three months ended June 30, 2003 was approximately $10.0 million, which in combination with the wholesaler stocking reported in the three months ended March 31, 2003, is expected to reverse prior to the year-end.

The following table provides an analysis of our key product sales:

                    3 months to     3 months to         Product
                       June 30,        June 30,           sales     Prescription
                           2003            2002          growth           growth
                          $'000           $'000               %                %
                     ----------      ----------      ----------       ----------
ADDERALL XR             102,429          75,821            +35%             +62%
ADDERALL                 19,191          28,321            -32%             -59%
AGRYLIN                  36,551          29,435            +24%              +8%
PENTASA                  24,754          21,479            +15%              -3%
PROAMATINE               18,301          10,868            +68%             +12%
CARBATROL                13,915          12,574            +11%              +1%
CALCICHEW range           6,359           5,703            +12%              n/a
Others                   24,950          22,660            +10%              n/a
                     ----------      ----------      ----------
                        246,450         206,861            +19%
                     ----------      ----------      ----------

The following discussion includes references to prescription and market share data for our key products. The source of this data is IMS June 2003.

ADDERALL franchise
Total ADDERALL franchise sales for the three months ended June 30, 2003 were $121.6 million, an increase of 17% over 2002 ($104.1 million). Over the same period, total ADDERALL franchise prescriptions grew by approximately 16%, despite the entry of generic versions of ADDERALL last year, as well as increased competition within the ADHD market overall.

Sales of ADDERALL XR for the three months ended June 30, 2003 were $102.4 million, an increase of 35% over the three months ended June 30, 2002 ($75.8 million). ADDERALL XR prescriptions increased 62% between periods driven by successful conversion of ADDERALL business to the improved ADDERALL XR formulation and overall market growth. The difference between reported growth and prescription growth is largely due to a strong second quarter in 2002 that included launch stock related to new strengths of ADDERALL XR. Revenues of ADDERALL XR in the three months ended June 30, 2003 were in line with wholesaler buying patterns.

Increased competitor activity has had a positive impact on the US ADHD market growth, which reached 18% for the three months ended June 30, 2003 over the prior year period. Notwithstanding this increase in competition, ADHD physicians have continued to recognize the strengths of the ADDERALL brand, which maintained its leading position in the ADHD market with a 26% prescription share during Q2 2003.

Sales of ADDERALL were $19.2 million for the three months ended June 30, 2003, down 32% from 2002 ($28.3 million). Overall prescriptions were down approximately 59% between periods. In the three months ended June 30, 2003, we offered wholesalers short-dated product on a non-returnable basis. Management estimates that this offer increased ADDERALL revenues by $5.0 million over normal second quarter wholesaler buying patterns.

Details of the litigation with Barr relating to its extended release mixed amphetamine salt product, which is the subject of a pending Abbreviated New Drug Application (ANDA), are disclosed in Shire's 2002 Form 10-K.

CARBATROL
CARBATROL sales increased by $1.3 million or 11%, year over year, versus a 1% increase in prescriptions. For the three months ended June 30, 2003 sales benefited from a price increase implemented in April 2003. We believe that wholesaler inventory levels are fully adjusted to reflect current demand levels.

Following recommencement of promotional efforts for the three months ended March 31, 2003, Shire has grown CARBATROL's share of the extended release carbamazepine market from 36% in the second quarter of 2002 to 38% in the three months ended June 30, 2003.

In August 2003 the Company received a Paragraph IV Notice from Nostrum Pharmaceuticals, Inc. (Nostrum), alleging that Nostrum's 300mg extended release carbamazepine formulation, the subject of a pending ANDA, does not infringe Shire's two listed patents. The Company is reviewing this Notice. If the Company does not bring suit or does not prevail in any such suit then Nostrum would be able to market its product upon FDA approval of its ANDA application. The sales of any generic versions of CARBATROL may have an adverse impact on the Company's results and financial position.

AGRYLIN
AGRYLIN sales growth of 24% in the three months ended June 30, 2003 was supported by 8% US prescription growth, and strong growth in sales from outside the US. While revenues for the three months ended June 30, 2003 were in line with underlying prescription demand, wholesaler inventories remain somewhat above normal levels and we expect wholesaler de-stocking to adversely impact sales trends in the second half of 2003.

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. The anticipated pediatric extension for AGRYLIN could extend its orphan drug exclusivity from March 2004 to September 2004, after which time it is expected to face generic competition. The expected launch of XAGRID (which is the trade name of AGRYLIN used in the EU) will continue to drive growth from markets outside the US.

PENTASA
The 15% growth in PENTASA sales revenue compared to the three months ended June 30, 2002, versus a 3% fall in prescription demand for the same period is largely related to wholesaler stocking movements in the second quarter of 2002 and the favourable impact of an April 2003 price increase. While revenues for the three months ended June 30, 2003 were in line with underlying prescription demand, wholesaler inventories remain somewhat above normal levels and we expect wholesaler de-stocking to adversely impact sales trends in the second half of 2003.

Although its formal indication is for mild to moderately active ulcerative colitis, PENTASA continues to see the majority of its use in Crohn's disease.

PROAMATINE
Supported by 12% prescription growth, the remainder of PROAMATINE's total 68% growth during the three months ended June 30, 2003 is attributable to wholesaler buying patterns. Management estimates that wholesalers stocked approximately $5.0 million of product in excess of underlying prescription demand. The impact of wholesaler de-stocking prior to the year-end and/or the onset of generic competition could adversely impact comparative sales trends in the second half of 2003.

While PROAMATINE grew its share of the PROAMATINE and fludrocortisone acetate market from 24% in the three months ended June 30, 2002 to 27% in the three months ended June 30, 2003, its Orphan Drug Status will expire in September 2003, allowing the entry of potential generic competition.

The following table presents our product sales by operating segment.

                                     months to       3 months to
                                      June 30,          June 30,
                                          2003              2002         change
                                         $'000             $'000              %
                                    ----------        ----------     ----------
US                                     209,607           173,895            +21
International                           36,056            32,511            +11
Biologics                                  787               455            +73
                                    ----------        ----------     ----------
Total product sales                    246,450           206,861            +19
                                    ----------        ----------     ----------

Of our five reportable operating segments, only three generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of our worldwide product sales, 85 per cent in the three months ended June 30, 2003 (2002: 84 per cent). Growth in International markets has been supported by the acquisition of two specialty pharmaceutical products during 2002 in Europe, SOLARAZE and ADEPT.

Royalties
Royalty revenue increased 28% to $51.8 million for the three months ended June 30, 2003 (2002: $40.5 million) as a result of strong sales and positive foreign exchange movements. The following table provides an analysis of our royalty income:

3 months ended June 30,         3 months to        3 months to                               Constant
                                   June 30,           June 30,             Royalty      exchange rate
                                       2003               2002              growth             growth
                                      $'000              $'000                   %                  %
                                 ----------         ----------          ----------         ----------
3TC                                  37,540             30,720                +22%               +10%
ZEFFIX                                5,721              4,510                +27%               +15%
Others                                8,575              5,282                +62%                n/a
                                 ----------         ----------          ----------
Total                                51,836             40,512                +28%
                                 ----------         ----------          ----------

For the products 3TC and ZEFFIX, treatments for HIV infection and chronic hepatitis B respectively, Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists.

The nucleoside analogue market for HIV has continued to exhibit solid growth in recent months. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

With the recent introduction of only the second antiviral agent in the US for hepatitis B infection, market dynamics in the US are expected to change. This introduction is not expected to have a dramatic near term impact on royalties, as the majority of ZEFFIX sales continue to be made in Asia-Pacific markets.

Royalty revenue is also received in respect of REMINYL from Johnson & Johnson, and in respect of a number of hormone replacement therapy products from various licensees.

REMINYL, available for the treatment of mild to moderately severe dementia of the Alzheimer's type, is currently growing well in the Alzheimer's market, while progress continues for other indications and formulations.

Cost of product sales
For the three months ended June 30, 2003, cost of product sales amounted to 16% of product sales (2002: 14%). The increase over the prior year period is primarily driven by the sales mix, in the three months ended June 30, 2003.

Research and development (R&D) expenses
R&D expenditure increased to $50.1 million in the three months ended June 30, 2003 (2002: $46.8 million), representing an increase of 7%. Expressed as a percentage of total revenues, R&D expenditure for the quarter was 17% (2002:
19%). Phasing of projects and the timing of expenditure in relation to these projects varies from quarter to quarter and therefore the ratio of R&D spend to revenue varies accordingly.

Selling, general and administrative (SG&A) expenses
SG&A expenses increased from $96.3 million in the three months ended June 30, 2002 to $115.7 million in the three months ended June 30, 2003, an increase of 20%. Excluding depreciation and amortization, as a percentage of product sales, these expenses were 42% (2002: 41%).

For the three months ended June 30, 2003 SG&A expenses included continued additional promotional spend for ADDERALL XR in relation to sustained competitor activity, as well as for the ongoing relaunch of CARBATROL. As the benefit of this promotional spend is realized, this high level of spend is expected to moderate in the final quarter of 2003.

The depreciation charge for the three months ended June 30, 2003 was $4.0 million, an increase of $0.7 million compared to 2002. Amortization charges were $9.1 million, an increase of $0.3 million compared to 2002. The amortization charge for the three months ended June 30, 2003 includes a product write-down of $3.3 million (2002: $3.0 million).

Interest income and expense
For the three months ended June 30, 2003, the Company received interest income of $4.3 million (2002: $4.8 million). Interest expense increased from $1.8 million in the three months ended June 30, 2002 to $2.7 million in 2003, primarily relating to costs associated with partial buy-back of the convertible notes.

Other (expense)/income, net
For the three months ended June 30, 2003, other expense totalled $3.7 million (2002: $0.9 million). The expense is primarily attributable to investment write-downs for other than temporary impairment of $4.5 million.

Income taxes for continuing operations
For the three months ended June 30, 2003 income taxes increased $4.2 million to $25.5 million (2002: $21.3 million). Our effective tax rate was 28% for the three months ended June 30, 2003 (2002: 27%). We have net deferred tax assets of $58.9 million at June 30, 2003. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Equity method investees
In the three months ended June 30, 2003 we received $0.9 million representing our 50% share of earnings from our antiviral commercialization partnership with GSK in Canada (2002: $1.9 million) and we incurred a loss of $2.1 million representing our 50% share of the losses of our commercialization partnership with Qualia Computing Inc (2002: $nil).

Discontinued operations
We completed the divestment of our OTC portfolio on December 27, 2002. These products were originally acquired in 1999 as a result of our merger with Roberts Pharmaceutical Corporation.

The OTC business contributed net income of $1.6 million for the three months ended June 30, 2002.


Results of operations for the six months ended June 30, 2003 and 2002

Overview
The results for the six months ended June 30, 2002 have been restated to reflect the disposal of our OTC business, which was accounted for as a discontinued operation.

Revenues from continuing operations for the six months ended June 30, 2003 increased by 24% to $603.5 million (2002: $485.1 million).

The Company recorded net income of $128.6 million; an increase of 11% compared to the six months ended June 30, 2002. Diluted earnings per common share were
25.1 cents, or 75.5 cents per ADS, an increase of 11% over the six months ended June 30, 2002.

This result was after charging a cost of $7.2 million for pension top up contributions and contractual termination costs in respect of the former Chief Executive's departure.

Total revenues
Our revenues are primarily derived from sales of our pharmaceutical products and royalties earned on products we have out-licensed to third parties to market on our behalf. The following table provides an analysis of our total revenues by source:
                                6 months to        6 months to
                                   June 30,           June 30,
                                       2003               2002            change
                                      $'000              $'000                 %
                                 ----------         ----------        ----------
Product sales                       502,803            403,368               +25
Licensing and development             1,096              1,605               -32
Royalties                            99,599             80,088               +24
Other                                     7                  5               +35
                                 ----------         ----------        ----------
Total                               603,505            485,066               +24
                                 ----------         ----------        ----------

Product sales
For the six months ended June 30, 2003 product sales increased $99.4 million to $502.8 million (2002: $403.4 million) and represented 83% of total revenues. During the six months ended June 30, 2003 we experienced wholesaler stock-builds on products such as PENTASA, AGRYLIN, PROAMATINE and ADDERALL estimated, in aggregate, at $25 million. These wholesaler stock builds represent revenues in excess of demand for the six months ended June 30, 2003 and are expected to reverse out prior to the year-end.

Product sales for the six months ended June 30, 2002, included $17.0 million of ADDERALL XR revenue deferred from the fourth quarter of 2001 in accordance with Staff Accounting Bulletin 101 (SAB 101), together with $9.0 million wholesaler stocking of the new 15mg and 25mg strengths of ADDERALL XR. This was in part, offset by a destocking of ADDERALL due to the switch to ADDERALL XR and the entry of generic competition.

The following table provides an analysis of our key product sales:

                     6 months to    6 months to       Product
                        June 30,       June 30,         sales       Prescription
                            2003           2002        growth             growth
                           $'000          $'000             %                  %
                      ----------     ----------    ----------         ----------
ADDERALL XR              217,592        137,696          +58%               +86%
ADDERALL                  38,090         74,491          -49%               -72%
AGRYLIN                   76,225         52,871          +44%               +10%
PENTASA                   54,473         39,026          +40%                -2%
PROAMATINE                32,136         20,441          +57%               +13%
CARBATROL                 23,336         24,146           -3%                  -
CALCICHEW range           12,467         10,402          +20%                n/a
Others                    48,484         44,295           +9%                n/a
                      ----------     ----------    ----------
                         502,803        403,368          +25%
                      ----------     ----------    ----------

The following discussion includes references to prescription and market share data for our key products. The source of this data is IMS June 2003.

ADDERALL franchise
Total ADDERALL franchise sales in the six months ended June 30, 2003 were $255.7 million, an increase of 20% over 2002 ($212.2 million). Over the same period, total ADDERALL franchise prescriptions grew by approximately 3%, despite the entry of generic versions of ADDERALL last year, as well as increased competition within the ADHD market overall.

For the six months ended June 30, 2003, the ADHD market grew 16% versus the comparable period and the ADDERALL franchise maintained a 27% share of the overall ADHD market.

Sales of ADDERALL XR in the six months ended June 30, 2003 were $217.6 million, an increase of 58% over 2002 ($137.7 million). ADDERALL XR prescriptions increased 86% between periods driven by successful conversion of ADDERALL business to the ADDERALL XR formulation and overall market growth. ADDERALL XR revenues for the six months ended June 30, 2002 included $17 million related to the recognition in the three months ended March 31, 2002 of launch stock revenues deferred in accordance with SAB 101 and $9 million related to the June 2002 launch of additional ADDERALL XR strengths. Absent these items, revenue growth between periods was in line with underlying prescription demand together with the benefit of annual price increases.

Sales of ADDERALL were $38.1 million in the six months ended June 30, 2003, down 49% from 2002 ($74.5 million). Overall prescriptions were down approximately 72% between comparative periods. In the six months ended June 30, 2003, we offered wholesalers short-dated product inventory on a non-returnable basis. Management estimates that this offer increased ADDERALL revenues by $5.0 million over normal wholesaler buying patterns for the period.

For the six months ended June 30, 2002, we experienced de-stocking of ADDERALL as wholesalers reduced inventory levels subsequent to the switch to ADDERALL XR and the entry of generic competition. Absent these items, the revenue decrease between periods was in line with underlying prescription demand, offset in part by the benefit of annual price increases and lower Medicaid utilization in 2003.

Details of the litigation with Barr relating to its extended release mixed amphetamine salt product, which is the subject of a pending ANDA, are disclosed in Shire's 2002 Form 10-K.

CARBATROL
Sales of CARBATROL in the six months ended June 30, 2003 were $23.3 million, a decrease of 3% over 2002 ($24.1 million). Prescription volumes have remained constant between periods. The benefit of an April 2003 price increase was offset by minor movements in wholesaler inventory levels between periods.

In August 2003 the Company received a Paragraph IV Notice from Nostrum, alleging that Nostrum's 300mg extended release carbamazepine formulation, the subject of a pending ANDA, does not infringe Shire's two listed patents. The Company is reviewing this notice. If the Company does not bring suit or does not prevail in any such suit then Nostrum would be able to market its product upon FDA approval of its ANDA application. The sales of any generic versions of CARBATROL may have an adverse impact on the Company's results and financial position.

AGRYLIN

Sales of AGRYLIN in the six months ended June 30, 2003 were $76.2 million, an increase of 44% over 2002 ($52.9 million). The sales growth was supported by 10% US prescription growth, strong growth in sales from outside the US and moderate wholesaler stocking during the period in excess of underlying prescription demand (approximately $5.0 million). At June 30, 2003, these wholesaler inventories remain somewhat above normal levels and the Company expects wholesaler de-stocking to adversely impact sales trends in the second half of 2003.

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. The anticipated pediatric extension for AGRYLIN could extend its orphan drug exclusivity from March 2004 to September 2004, after which time it is expected to face generic competition. The expected launch of XAGRID (which is the trade name of AGRYLIN used in the EU) will continue to drive growth from markets outside the US.

PENTASA
Sales of PENTASA in the six months ended June 30, 2003 were $54.5 million, an increase of 40% over 2002 ($39.0 million). The growth in sales revenue, versus a 2% fall in prescription demand for the same period, is largely related to the benefit achieved from annual price increases and moderate wholersaler stocking during the period in excess of underlying prescription demand (approximately $8 million). At June 30, 2003 wholesaler inventories remain somewhat above normal levels and the Company expects wholesaler de-stocking to adversely impact sales trends in the second half of 2003.

PROAMATINE
Sales of PROAMATINE in the six months ended June 30, 2003 were $32.1 million, an increase of 57% over 2002 ($20.4 million). Supported by 13% prescription growth, the remainder of PROAMATINE's total growth is attributable to the benefit achieved from annual price increases and moderate wholesaler stocking in excess of underlying prescription demand (approximately $7 million). The impact of wholesaler de-stocking prior to year-end and/or the onset of generic competition could adversely impact comparative sales trends in the second half of 2003.

PROAMATINE grew its share of the PROAMATINE and fludrocortisone acetate market from 24% in the six months ended June 30, 2002 to 26% in 2003.


The following table presents our product sales by operating segment.

                              6 months to        6 months to
                                 June 30,           June 30,
                                     2003               2002              change
                                    $'000              $'000                   %
                               ----------         ----------          ----------
US                                429,570            341,208                 +26
International                      71,747             61,563                 +17
Biologics                           1,486                597                +149
                               ----------         ----------          ----------
Total product sales               502,803            403,368                 +25
                               ----------         ----------          ----------

Of our five reportable operating segments, only three generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of our worldwide product sales, 85% in the six months ended June 30, 2003 (2002: 85%). Growth in International markets has been supported by the acquisition of two specialty pharmaceutical products during 2002 in Europe, SOLARAZE and ADEPT.

Royalties
Royalties were $99.6 million in the six months ended June 30, 2003, an increase of 24% from the six months ended June 30, 2002. The following table provides an analysis of our royalty income:

                              6 months to        6 months to
                                 June 30,           June 30,
                                     2003               2002              change
                                    $'000              $'000                   %
                               ----------         ----------          ----------
3TC                                71,679             61,356                +17%
ZEFFIX                             12,120              9,803                +24%
Others                             15,800              8,929                +77%
                               ----------         ----------          ----------
Total                              99,599             80,088                +24%
                               ----------         ----------          ----------

For the products 3TC and ZEFFIX, treatments for HIV infection and chronic hepatitis B respectively, Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists.

The nucleoside analogue market for HIV has continued to exhibit solid growth in recent months. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

With the recent introduction of only the second antiviral agent in the US for hepatitis B infection, market dynamics in the US are expected to change. This introduction is not expected to have a dramatic near term impact on royalties, as the majority of ZEFFIX sales continue to be made in Asia-Pacific markets.

Royalty revenue is also received in respect of REMINYL from Johnson & Johnson, and in respect of a number of hormone replacement therapy products from various licensees.

REMINYL, available for the treatment of mild to moderately severe dementia of the Alzheimer's type, is currently growing well in the Alzheimer's market, while progress continues for other indications and formulations.

Cost of product sales
For the six months ended June 30, 2003, cost of product sales amounted to 15% of product sales (2002: 14%). This increase is driven by the sales mix, together with revenue costs associated with improving internal and external production facility capabilities.

Research and development expenses
R&D expenditure increased to $104.7 million in the six months ended June 30, 2003, from $96.5 million in 2002, representing an increase of 8%. Expressed as a percentage of total revenues, research and development expenditure was 17% (2002: 20%). Phasing of projects and the timing of expenditure in relation to those projects varies throughout the year and therefore the ratio of R&D spend to revenue varies accordingly.

Selling, general and administrative expenses
SG&A expenses increased from $188.3 million in the six months ended June 30, 2002 to $237.8 million in the six months ended June 30, 2003, an increase of 21%. Excluding depreciation and amortization, as a percentage of product sales, these expenses were 42% for the six months ended June 30, 2003 (2002: 41%).

Expenditure in the six months ended June 30, 2003 included continued additional promotional spend for ADDERALL XR in relation to sustained competitor activity, as well as for the ongoing relaunch of CARBATROL. As the benefit of this promotional spend is realized, this high level of spend is expected to moderate over the remainder of the year.

Selling, general and administrative expenditure in the six months ended June 30, 2003 also included pension top-up contributions and contractual termination costs for our former Chief Executive totalling $7.2 million.

The depreciation charge for the six months ended June 30, 2003 was $7.6 million, an increase of $1.3 million compared to the first half of 2002. Amortization charges were $17.1 million, an increase of $1.1 million compared to the six months ended June 30, 2002. The 2003 amortization charge includes a product write-down of $3.3 million (2002: $4.5 million).

Interest income and expense
For the six months ended June 30, 2003, the Company received interest income of $9.4 million (2002: $9.6 million). Interest expense increased from $3.8 million to $5.3 million, primarily relating to costs associated with partial buy back of the convertible notes.

Other (expense)/income, net
For the six months ended June 30, 2003, other expense totalled $7.3 million (2002: income of $0.2 million). The expense is primarily attributable to investment write-downs for other than temporary impairment of $8.5 million (2002: $2.5 million).

Income taxes for continuing operations
For the six months ended June 30, 2003 income taxes increased $8.9 million to $50.0 million from $41.1 million for the six months ended June 30, 2002. Our effective tax rate was 28% for the six months ended June 30, 2003 (2002: 27%). We have net deferred tax assets of $58.9 million at June 30, 2003. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Equity method investees
We received $1.5 million, representing our 50 per cent share of results from our antiviral commercialization partnership with GSK in Canada (2002: income $2.6 million), and we incurred a loss of $3.2 million representing our 50 per cent share of the losses of our commercialization partnership with Qualia Computing Inc (2002: nil).

Discontinued operations
We completed the divestment of our OTC portfolio on December 27, 2002. These products were originally acquired in 1999 as a result of our merger with Roberts Pharmaceutical Corporation.

The OTC business contributed net income of $3.2 million for the six months ended June 30, 2002.

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

At June 30, 2003 and December 31, 2002, net cash funds were as follows:

                                                June 30,          December 31,
                                                    2003                  2002
                                                   $'000                 $'000
                                              ----------            ----------
Cash and cash equivalents                        967,480               897,718
Marketable securities                            217,677               316,126
Debt                                           (378,616)             (408,190)
                                              ----------            ----------
Net cash                                         806,541               805,654
                                              ----------            ----------

Cash and cash equivalents and marketable securities
As of June 30, 2003 we had cash, cash equivalents and marketable securities of $1,185.2 million, a decrease of $28.6 million from $1,213.8 million at December 31, 2002. Our marketable securities consist of money market fund balances and investment grade securities.

Operating cashflow funds
Net cash provided by continuing operating activities for the six months ended June 30, 2003 was $87.3 million compared to $111.8 million for the six months ended June 30, 2002.

Investing activities provided $43.9 million for the six months ended June 30, 2003. This was due to the combined effects of an inflow of $98.4 million arising due to the reduction of short-term deposits, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $54.5 million.

Investing activities provided $470.8 million for the six months ended June 30, 2002. This was due to the combined effects of an inflow of $498.0 million arising due to the reduction of short-term deposits, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $27.2 million.

Financing activities for the six months ended June 30, 2003, which totalled an $80.0 million outflow, included $52.4 million paid for redemption of common stock, $2.3 million received from the exercise of employee stock options and repayments of long-term debt of $29.9 million.

Financing activities for the six months ended June 30, 2002, which totalled a $1.0 million inflow, included $3.6 million received from the exercise of employee stock options and repayments of long-term debt of $2.6 million.

Debt
Our total borrowings as of June 30, 2003 were $378.6 million (December 31, 2002:
$408.2 million). The main component of our borrowings is $370.2 million (December 31, 2002: $400.0 million) in guaranteed convertible loan notes due 2011. During the six months ended June 30, 2003 the Company repurchased $29.8 million of the convertible loan notes.

Capital expenditure
Capital expenditure on tangible fixed assets for the six months ended June 30, 2003 was $27.6 million, which includes the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK, together with $6.5 million for construction works at the Shire Manufacturing plant in Maryland, USA. Other capital expenditure related to the purchase of long-term investments in Canada ($1.5 million) and intangible assets in Europe ($25.5 million).

Capital expenditure on tangible fixed assets for the six months ended June 30, 2002 was $7.6 million, which primarily related to laboratory and computer equipment purchased across the Group. Other capital expenditure related to the purchase of long-term investments ($1.0 million) and intangible assets ($18.5 million).

Recent developments
On July 31, 2003 Shire announced its intention to spin off its vaccines business together with its decision to close its early stage research (lead optimization) unit. These announcements were made as a result of a strategic review.

Shire anticipates concluding the spin off of the vaccines business by June 30, 2004. In the first six months of 2003, this business had an operating loss of $14.5 million including R&D expenditure of $7.8 million.

The closure of lead optimization will result in the loss of approximately 120 jobs. A re-structuring provision of approximately $12.0 million is anticipated. Re-structuring costs, net of savings, for the full year 2003 are estimated to be approximately $7.0 million, with the major element being non-cash asset write-downs.

Critical accounting policies
The preparation of consolidated financial statements under generally accepted accounting principles requires us to make certain estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses and disclosures in our financial statements. Critical accounting policies are those that require the most significant, complex or subjective judgments, which are often as a result of the need to make estimates on matters that are inherently uncertain. Our critical accounting policies are those in relation to litigation, valuation of intangible assets, valuation of fixed asset investments, sales deductions, income taxes and sales coupons.

Litigation
Shire accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire's best estimate may result in an additional expense in a future accounting period. There have been no material changes in estimates recognized related to Shire's litigation reserves, in any of the periods presented.

Valuation of Intangible Assets
Shire has acquired and continues to acquire significant intangible assets that Shire records at acquisition cost. As at June 30, 2003 the carrying value of such intangibles was $313.9 million, which primarily related to the AGRYLIN, CARBATROL, COLAZIDE, ETHMOZINE, FARESTON, INDURGAN, METHYPATCH, PROAMATINE, PENTASA and SOLARAZE products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process research and development, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), adopted on January 1, 2002, Shire assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are fair valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent that the reporting unit's carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized.

A prolonged general economic downturn and, specifically, competitive pricing pressure, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets. During the six months ended June 30, 2003 changes to the estimated future net cash flows from certain products resulted in the impairment of $3.3 million (2002: $4.5 million) of intangible assets. These estimated net cash flows changed as a result of strategic business decisions by Shire that resulted in the redirection of resources away from products that were no longer believed to be core to its business and to products that Shire believed to be more profitable and in line with its strategic direction.

Critical accounting policies (continued)
Valuation of Fixed Asset Investments
The Company has certain investments in equity securities. All equity investments, where Shire does not have the ability to exercise significant influence and where the equity securities are not marketable, are accounted for under the cost method. At June 30, 2003 the carrying value of investments accounted for under the cost method was $79.1 million. Under the cost method, investments in private companies are carried at cost, less provisions for other than temporary impairment in value. For public companies, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in "Accumulated other comprehensive loss", net of any related tax effect. Shire periodically reviews its fixed asset investments for other than temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other than temporary impairments include:

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

In instances where our review indicates that there is an other than temporary permanent impairment, Shire writes down the investment to the then fair value of the investment, recording an impairment charge in the consolidated statement of operations. The determination of the fair value of private company investments together with the determination of whether an unrealized loss is permanent requires significant judgment and can have a material impact on the reported results. During the six months ended June 30, 2003, Shire wrote off investments of $8.5 million based on changes in its estimates of the carrying value at December 31, 2002. During the six months ended June 30, 2002, Shire wrote off investments of $2.5 million.

Sales Deductions
Sales deductions primarily consist of statutory rebates to state Medicaid agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, and trade discounts. Statutory rebates to state Medicaid agencies and contractual rebates with HMOs are based on price differentials between a base price and the selling price. As a result, the rebates increase as a percentage of the selling price over the life of the product. Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends. Provisions for product returns and trade discounts to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon:

     o    past activity levels;
     o    the duration of time in the processing of deductions; and
     o other factors such as the launch of a new drug and other factors, such as a loss of exclusivity and new competition.

Where such factors are relevant, Shire develops reserves for returns based on wholesaler customer channel checks for slow-moving product and a separate management review of estimated pipeline inventories, by product.

Shire accepts customer returns in the following circumstances: a) expiration of product, or b) product damaged while in the possession of Shire, or c) specific sales terms, at product launch, that allow for unconditional return of product (guaranteed sales). Customer return periods range from one to twenty four months with an average return period of six months.

To the extent that Shire is unable to estimate returns, recognition of revenue is deferred until either the product is sold to a patient or until Shire receives payment from the wholesaler. In addition, Shire monitors the level of product in the customer pipeline, based on estimated prescription demand, and limits the amount of product shipped to a customer when there appears to be an amount in excess of such demand at that customer. The practice of monitoring inventory levels allows Shire to more accurately predict customer returns.

The actual experience and the level of these deductions to revenue may deviate from the estimate. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period. There have been no material adjustments to the estimates recognized related to Shire's reserves for sales rebates or returns, in any of the periods presented.

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

The Company also has significant deferred assets due to net operating losses
(NOLs) in Canada and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOLs exist. In the six months ended June 30, 2002 the deferred tax asset was reduced by $3.0 million, as management considered it unlikely that sufficient taxable profits would arise to utilize certain NOLs. In the six months ended June 30, 2003 the deferred tax asset was increased by $15.0 million, as a consequence of tax planning strategies intended to generate future taxable income to utilize certain NOLs.

Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize NOLs a valuation allowance has been made against these deferred tax assets. If actual events differ from management's estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact our financial position and results of operations. Due to the changes in estimates of Shire's ability to utilize NOLs in the future, Shire released valuation allowances of $2.0 million in the six months ended June 30, 2002. In the six months ended June 30, 2003, as a consequence of tax planning strategies intended to generate future taxable income to utilize certain NOLs, Shire released valuation allowances on certain deferred tax assets to the value of $3.0 million and recorded additional valuation allowances on other deferred tax assets of $6.3 million.

At June 30, 2003 the Company had gross deferred tax assets of $228.9 million and had recorded a valuation allowance of $142.8 million against this amount.

Coupons
Sales allowances related to a promotion are recorded in the period in which the Company distributes the coupon. During the six months ended June 30, 2003, the Company distributed 2.1 million coupons. Sales allowances are calculated at estimated redemption rates. Redemption rates vary based upon the responsiveness of the different target audiences, method of distribution, and currently range from 1.5% to 12%. The Company's current reimbursement for each prescription averages $70 and each coupon has a twelve month expiration from date of issuance. The actual redemption rates and the average reimbursement per prescription may deviate from the estimates made. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period. There have been no material adjustments to the estimates recognized related to Shire's reserves for coupons, in any period in which coupons were in issuance.

Accounting Pronouncements adopted during the period
In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted these requirements for the six month period ended June 30, 2003. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have an impact on the Group's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and there was no impact on the Group's financial statements.

On January 1, 2003, the Company adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize a liability for costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit plan or disposal plan. The adoption did not have an impact on the Company's consolidated financial position or results of operations.

New Accounting Pronouncements
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, of which, within the Company, there are none. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect the adoption of FIN 46 will have on its existing operations.

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

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Group's market risk exposure since December 31, 2002. Item 7A of the Group's Annual Report on Form 10-K for the year ended December 31, 2002 contains a detailed discussion of the Group's market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4.  Controls and procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation (the "Evaluation") was carried out, under the supervision and with the participation of our management, including our Chief Executive and our Group Finance Director, of the effectiveness of the design and operation of our disclosure controls (the "Disclosure Controls").

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Group Finance Director, as appropriate to allow timely decisions regarding required disclosure.

Based upon the Evaluation, the Chief Executive and the Group Finance Director concluded that, subject to the limitations noted below, our Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when periodic reports are being prepared.

Changes in Internal Controls
There has been no change in the Company's internal control over financial reporting that has occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Our management, including our Chief Executive and our Group Finance Director, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been deleted. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(ii) Specific
There are various legal proceedings against the Company. Please see the Company's Form 10-K for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K, subject as stated below. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company's results and financial position.

In May 2003, in the ADDERALL trade dress litigation with Barr Laboratories Inc.
(Barr), the United States Court of Appeals for the Third Circuit affirmed the District Court's denial of Shire's request for a preliminary injunction.



ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on June 12, 2003. The following resolutions were adopted by the margins indicated:

1. Ordinary resolution to receive and consider the report of the directors' and financial statements for the year ended December 31, 2002.

    For                 Against                 Open                 Abstentions
297,105,123            2,184,513             3,644,046                 611,414

2. Ordinary resolution to re-appoint The Hon James Andrews Grant as Director.

    For                 Against                 Open                 Abstentions
290,441,820            5,906,882             3,651,510                3,544,884


3. Ordinary resolution to re-appoint Dr Joseph Wilson Totten as Director.

    For                Against                  Open                 Abstentions
257,182,526           28,676,232             3,650,812                14,035,526

4. Ordinary resolution to re-appoint Angus Charles Russell as Director.

    For                Against                  Open                Abstentions
257,174,891           28,682,744             3,650,910               14,036,551

5. Ordinary resolution to appoint Matthew William Emmens as Director.

    For                Against                  Open                Abstentions
264,521,882           21,437,252             3,650,545               13,935,417

6. Ordinary resolution to re-appoint Deloitte & Touche as Auditors and authorize the Directors to fix their remuneration.

    For                Against                  Open                 Abstentions
287,682,414           11,550,319             3,647,192                   665,171

7. Ordinary resolution to approve the Directors' remuneration report for the financial year ended December 31, 2002.

    For                Against                  Open                 Abstentions
170,109,858          122,170,760             3,645,227                7,619,251

8. Special resolution to generally and unconditionally authorize the directors to make market purchases (within the meaning of Section 163(3) of the Companies Act 1985) of not more than 48,452,304 ordinary shares of 5p each in the Company's share capital at not less than 5p per share and not more than 5% above the average of the middle market quotations for the ordinary shares in the Company taken from the London Stock Exchange Daily Official List for the 5 business days immediately preceding the day on which the shares are contracted to be purchased (in each case exclusive of any expenses) provided that this authority shall expire at the conclusion of the next Annual General Meeting of the Company.

    For                 Against                 Open                 Abstentions
296,662,152            2,314,775             3,647,539                 920,630

9.            Special resolution to:
(a) Approve the Shire Pharmaceutical Group plc Deferred Bonus Plan, and
(b) Authorize the Directors to establish further plans based on the Deferred Bonus Plan, but modified to take account of local tax, exchange control or securities laws in overseas territories, provided that any shares made available under further plans are treated as counting against any limits on individual or overall participation in the Deferred Bonus Plan.

    For                Against                  Open                 Abstentions
285,121,725           12,235,178             3,644,107                2,544,086

10. Special resolution to approve the Shire Pharmaceutical Group plc Employee Benefit Trust

    For                 Against                 Open                 Abstentions
290,567,028            7,931,911             3,647,508                1,398,649

11. Special resolution to authorize the limit on the aggregate principal amount outstanding in respect of monies borrowed by the Group of a sum equal to US$400,000,000 currently provided for in Article 102 (B) of the Company's Articles of Association be increased to a sum equal to US$1,200,000,000.

    For                 Against                 Open                 Abstentions
288,537,765            3,678,519             3,646,790                7,682,022


ITEM 5. OTHER INFORMATION

The Chairman of the Audit Committee of Shire pre-approves all non-audit services, including tax advisory and compliance services, provided by the Company's independent auditors, Deloitte & Touche. A process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Quarterly Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Matthew Emmens pursuant to Rule 13a - 14 under The Exchange Act.

31.2 Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.

32.1 Certification of Matthew Emmens pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

During the second quarter ended June 30, 2003, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported April 8, 2003, with respect to the issue of a press release announcing holdings by Franklin Resources, Inc. and their subsidiaries in the ordinary share capital of Shire.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported April 15, 2003, with respect to the issue of a press release providing a historic quarterly analysis of the 2002 unaudited statement of operations reflecting presentational changes.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported April 17, 2003, with respect to the issue of a press release announcing an invitation to a presentation of results for the quarter ended March 31, 2003.

(b) Reports on Form 8-K (continued)
Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported April 28, 2003, with respect to the issue of a press release noting announcement by Noven Pharmaceuticals, Inc. of FDA "not approvable" letter relating to METHYPATCH(R).

Form 8-K (Item 7 - Financial Statements and exhibits, and Item 9- Regulation FD Disclosure (but filed pursuant to Item 12 - Results of Operations and Financial Condition)), date of earliest event reported May 1, 2003, with respect to the issue of a press release reporting results for the first quarter ended March 31, 2003.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported May 8, 2003, with respect to the issue of a press release announcing new program evaluating ADDERALL XR(R) in adolescents with attention hyperactivity disorder.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported May 12, 2003, with respect to the issue of a press release announcing resignations of non-executive directors from the Board of Directors of the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported May 15, 2003, with respect to the issue of a press release announcing submission to the UK Listing Authority of Notice of 2003 Annual General Meeting and Form of Proxy.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported May 20, 2003, attaching Notice of 2003 Annual General Meeting and Form of Proxy.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 2, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 4, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 5, 2003, with respect to the issue of a press release announcing share repurchase by the Company (on June 4, 2003).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 5, 2003, with respect to the issue of a press release announcing share repurchase by the Company (on June 5, 2003).

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 9, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 10, 2003, with respect to the issue of a press release announcing Fosrenol(R) (Lanthanum Cabonate) first non-calcium phosphate binder to demonstrate long-term benefit in end stage renal disease.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 10, 2003 with respect to the issue of press releases announcing share repurchase by the Company, application for share listing in connection with exchange of Shire Acquisition Inc. Exchangeable Shares and exercise of stock options by the Hon James Grant QC.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 11, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 12, 2003, with respect to the issue of press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 13, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

(b) Reports on Form 8-K (continued)
Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 13, 2003, with respect to the issue of a press release announcing the passage of resolutions at the Annual General Meeting.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 17, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 18, with respect to the issue of press releases announcing share repurchases by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 20, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 23, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 24, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 25, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 26, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 27, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

Form 8-K (Item 5 - Other Events, and Item 7 - Financial Statements and exhibits), date of earliest event reported June 30, 2003, with respect to the issue of a press release announcing share repurchase by the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)


Date: August 14, 2003

                                      /s/ Matthew Emmens
                                      ------------------------
                                      By:   Matthew Emmens
                                            Chief Executive

Date: August 14, 2003

                                      /s/ A C Russell
                                     -----------------------------
                                      By:   Angus Russell
                                            Group Finance Director

                                                                    EXHIBIT 31.1
                   CERTIFICATION OF MATTHEW EMMENS PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FORM 10-Q FOR THE QUARTER ENDED
                                JUNE 30, 2003 OF
                         Shire Pharmaceuticals Group PLC

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affact, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:    August 14, 2003                   /s/ Matthew Emmens
                                           -------------------
                                           Matthew Emmens
                                           Chief Executive

                                                                    EXHIBIT 31.2
                   CERTIFICATION OF ANGUS RUSSELL PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FORM 10-Q FOR THE QUARTER ENDED
                                JUNE 30, 2003 OF
                         Shire Pharmaceuticals Group PLC

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affact, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:    August 14, 2003                    /s/ A C Russell
                                            ----------------------
                                            Angus Russell
                                            Group Finance Director

                                                                    Exhibit 32.1


                                  Certification
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss.1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of Shire Pharmaceuticals Group plc (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2003          /s/ Matthew Emmens
                                 -------------------
                                 Matthew Emmens
                                 Chief Executive


This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the registrant specifically incorporates it by reference. The foregoing certification is, to the extent permitted by law, provided by the above signatory to the extent of his respective knowledge.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Shire Pharmaceuticals Group plc and will be retained by Shire Pharmaceuticals Group plc and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2


                                  Certification
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. ss.ss. 1350(a) and (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.ss.1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of Shire Pharmaceuticals Group plc (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2003           /s/ A C Russell
                                  ----------------------
                                  Angus Russell
                                  Group Finance Director


This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the registrant specifically incorporates it by reference. The foregoing certification is, to the extent permitted by law, provided by the above signatory to the extent of his respective knowledge.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Shire Pharmaceuticals Group plc and will be retained by Shire Pharmaceuticals Group plc and furnished to the Securities and Exchange Commission or its staff upon request.