Form 10-K/A
period 2002-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2003-09-05
CIK 936402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    AMENDED
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                         Commission file number 0-29630

                        SHIRE PHARMACEUTICALS GROUP PLC
             (Exact name of registrant as specified in its charter)


       England and Wales                              98-0359573
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Hampshire International Business Park, Chineham,                      RG24 8EP
------------------------------------------------                    ----------
      Basingstoke, Hampshire, England                               (Zip Code)
      -------------------------------
   (Address of principal executive offices)


                                44 1256 894 000
                                ---------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b)of the Act:



        Title of each class                 Name of exchange on which registered

   American Depository Shares,                    NASDAQ National Market
each representing 3 Common Shares                 ----------------------
  5 pence par value per share
---------------------------------

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

Explanatory Note regarding this Annual report on Form 10-K/A

The financial statements and related disclosures contained in the Annual Report on Form 10-K for the year ended December 31, 2002, filed by Shire Pharmaceuticals Group plc (Shire) on March 31, 2003, have been reviewed recently by the Staff of the Securities and Exchange Commission (SEC). As a result of this review, the Staff made 9 comments, and after agreeing changes with the Staff, Shire have filed this amended Form 10-K/A. This Form 10-K/A includes some supplemental disclosures in response to the comments raised by the SEC. There have been no amendments made to any of the numbers included in the consolidated financial statements previously filed on March 31, 2003. The supplemental disclosures can be found in the MD&A, the critical accounting policies section and notes 23 and 24 to the consolidated financial statements.

All information in this amended Form 10K, speak as of the original filing date of March 31, 2003. For more recent disclosures relating to Shire please see the company's Quarterly Reports on Form 10-Q for quarter 1 and quarter 2, 2003 and its filed Current Reports on Form 8-K.

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

Treatments for gastro intestinal diseases
Pentasa(R)                       Ulcerative colitis              Ferring                 Shire - U.S.
(mesalamine)

Oncology treatments
Agrylin(R)(anagrelide)           Essential thrombocythemia       Shire                   Shire - U.S. and Canada

Products                         Principal indication(s)         Owner/licensor          Marketed by/relevant territory
---------                        --------------------            --------------          ----------------------------
Treatments for infections
3TC*/EPIVIR*                     HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
COMBIVIR*                        HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
TRIZIVIR*                        HIV/AIDS                        Shire**                 Shire & GSK - Canada, GSK - RoW
ZEFFIX*/EPIVIR HBV*/HEPTOVIR*1   Hepatitis B infection           Shire**                 Shire & GSK - Canada, GSK - RoW

Treatments for other diseases
ProAmatine(R)                    Orthostatic hypotension         Nycomed                 Shire - U.S. and Canada
(midodrine hydrochloride)/
Amatine(R)

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

                                                                  Most advanced development
Product(s)                           Principal indication(s)      status                           Shire's territorial rights
----------                           -----------------------      --------------------------       --------------------------
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
TROXATYL                             Pancreatic cancer            Phase II                         Global

                                                                  Most advanced development
Product(s)                           Principal indication(s)      status                           Shire's territorial rights
----------                           -----------------------      --------------------------       --------------------------
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

Treatments for other diseases
FOSRENOL(R)(Ianthanum                Hyperphosphataemia          In registration EU, U.S. and      Global
carbonate)(6)                                                    Canada
                                                                 In Phase 1 in Japan

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

ITEM 2: Properties

We occupied the following principal premises as at December 31, 2002:

                                                                                             Approximate
Location                         Use                                                      Square Footage       Owned or Leased
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

For the year ended December 31, 2001, other charges amounted to $123.3 million, of which $121.3 million was in connection with the BioChem merger, consisting of restructuring charges of $8.8 million, asset impairments of $20.9 million, merger transaction expenses of $83.5 million and a loss on the disposal of assets of a facility of $8.1 million. The merger transaction expenses of $83.5 million represent direct costs we incurred in connection with the merger, including bank and other advisory fees, taxes associated with the transaction and other direct incremental costs associated with the merger.

Upon the completion of the merger with BioChem, we formalized a plan to restructure the combined organization by (a) closing a duplicate manufacturing facility and (b) eliminating certain duplicate positions throughout the combined organization. This plan resulted in the decision to terminate 57 employees and to dispose of Shire's existing manufacturing facility. All of the planned terminations were completed by December 31, 2001. The Company paid $8.0 million of this during the year ended December 31, 2001 and the remaining $0.8 million during the year ended December 31, 2002. As part of this restructuring, we also disposed of the duplicate manufacturing facility at a loss of $8.1 million.

In addition, in connection with the BioChem merger, we reviewed the carrying value of all intangible assets of the combined organization in an attempt to identify any intangible assets that were duplicative, inconsistent with our strategic direction, or where we did not perceive any ongoing value that would be derived from these assets. This review resulted in the write off of $20.9 million of intangible assets. For a detailed description of each intangible impairment, refer to Note 23 of the consolidated financial statements.

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

(xi) Other (expense)/income, net
For the year ended December 31, 2002, other expense, net totaled $8.3 million. The main components were a $2.3 million mark to market loss recorded on the SERP fund, $8.7 million in respect of write-downs of non-current investments due to other than temporary impairments and $3.3 million income from the management of GeneChem funds.

For the year ended December 31, 2001, other expense, net totaled $52.9 million, the main components of which were income of $4.0 million in respect of investments in two venture capital funds, the GeneChem Technologies Venture Fund L.P. and the GeneChem Therapeutics Venture Fund L.P and a charge of $55.7 million in respect of asset impairments.

Following the merger with BioChem, we reviewed the carrying value of all cost method investments held by the combined organization, considering, amongst other things, our (a) strategic direction and re-prioritization of investments,
(b) our knowledge of certain developments in 2001 with regards to the US Food and Drug Administration's approval process of certain products, and (c) a strategic re-evaluation of the risks that we were willing to retain, relating to certain ventures and guarantees. As a result of this review, we determined that it was necessary to record impairment charges totaling $55.7 million related to these investments. The impairment related to the write off of $18.7 million associated with a 14.1% equity interest in common stock and an investment of preferred shares of Qualia, the write off of $6.2 million associated with a 9.6% interest in Biovector and a write down of $30.8 million associated with the renegotiation of a $35.8 million debenture from the sale by BioChem of its diagnostic operations. Refer to Note 24 of the consolidated financial statements for further detail.

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

(vii) Research and development expenses
Research and development expenditure increased to $171.0 million in 2001 from $155.1 million in 2000, representing an increase of 10%. Included within research and development in 2001 is a warrant compensation charge of $4.5 million (2000: $nil). As a proportion of revenue, research and development expenditure reduced from 24% in 2000 to 20% in 2001 primarily because of the merger with BioChem in May 2001, which was accounted for as a pooling of interests. BioChem historically spent approximately 30% of its revenue on research and development whereas Shire has historically spent 18-20% of its revenues on research and development. Subsequent to the merger with BioChem in May 2001, Shire continued to spend 18-20% of the combined revenue on research and development.

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

(ix) Other charges
For the year ended December 31, 2001, other charges amounted to $123.3 million, of which $121.3 million was in connection with the BioChem merger, consisting of restructuring charges of $8.8 million, asset impairments of $20.9 million, merger transaction expenses of $83.5 million and a loss on the disposal of assets of a facility of $8.1 million. The merger transaction expenses of $83.5 million represent direct costs we incurred in connection with the merger, including bank and other advisory fees, taxes associated with the transaction and other direct incremental costs associated with the merger.

Upon the completion of the merger with BioChem, we formalized a plan to restructure the combined organization by (a) closing a duplicate manufacturing facility and (b) eliminating certain duplicate positions throughout the combined organization. This plan resulted in the decision to terminate 57 employees and to dispose of Shire's existing manufacturing facility. All of the planned terminations were completed by December 31, 2001. The Company paid $8.0 million of this during the year ended December 31, 2001 and the remaining $0.8 million during the year ended December 31, 2002. As part of this restructuring, we also disposed of the duplicate manufacturing facility at a loss of $8.1 million.

In addition, in connection with the BioChem merger, we reviewed the carrying value of all intangible assets of the combined organization in an attempt to identify any intangible assets that were duplicative, inconsistent with our strategic direction, or where we did not perceive any ongoing value that would be derived from these assets. This review resulted in the write off of $20.9 million of intangible assets. For a detailed description of each intangible impairment, refer to Note 23 of the consolidated financial statements.

For the year ended December 31, 2000, other charges amounted to $26.9 million resulting from the write off of in process research and development in connection with the acquisition of CliniChem.

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

(xi) Other (expense)/income, net
For the year ended December 31, 2001, other expense, net totaled $52.9 million, the main components of which were income of $4.0 million in respect of investments in two venture capital funds, the GeneChem Technologies Venture Fund L.P. and the GeneChem Therapeutics Venture Fund L.P and a charge of $55.7 million in respect of asset impairments.

Following the merger with BioChem, we reviewed the carrying value of all cost method investments held by the combined organization, considering, amongst other things, our (a) strategic direction and re-prioritization of investments,
(b) our knowledge of certain developments in 2001 with regards to the US Food and Drug Administration's approval process of certain products, and (c) a strategic re-evaluation of the risks that we were willing to retain, relating to certain ventures and guarantees. As a result of this review, we determined that it was necessary to record impairment charges totaling $55.7 million related to these investments. The impairment related to the write off of $18.7 million associated with a 14.1% equity interest in common stock and an investment of preferred shares of Qualia, the write off of $6.2 million associated with a 9.6% interest in Biovector and a write down of $30.8 million associated with the renegotiation of a $35.8 million debenture from the sale by BioChem of its diagnostic operations. Refer to Note 24 of the consolidated financial statements for further detail related to each investment impairment.

The primary component of other income in the year ended December 31, 2000 was a $104.0 million gain resulting from the sale of long-term investments, primarily in respect of North American Vaccine, Inc., a publicly traded biotechnology company listed on the American Stock Exchange.

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

(ii) Valuation of Intangible Assets
Shire has acquired and continues to acquire significant intangible assets that Shire records at acquisition cost. As at December 31, 2002 the carrying value of such intangibles was $301.1 million, which primarily related to AGRYLIN, CARBATROL, COLAZIDE, ETHMOZINE, FARESTON, INDURGAN, PROAMATINE, PENTASA and SOLARAZE products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process research and development, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management's estimate of the useful life considers, interalia, the following factors: the expected use of the asset by the entity; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand, competition, and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

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

A prolonged general economic downturn and, specifically, competitive pricing pressure, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets. During 2002, changes to the estimated future net cash flows from certain products resulted in the impairment of $18.8 million of intangible assets. These estimated net cash flows changed as a result of strategic business decisions by Shire that resulted in a redirection of resources away from products that were no longer believed to be core to its business and to products that Shire believed to be more profitable and in line with its strategic direction. There were no material changes in estimates of the valuation of intangible assets in the years ended December 31, 2001 and 2000, other than those associated with the acquisition of BioChem.

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

In instances where our review indicates that there is an other than temporary permanent impairment, Shire writes down the investment to the then fair value of the investment, recording an impairment charge in the consolidated statement of operations. The determination of the fair value of private company investments together with the determination of whether an unrealised loss is permanent requires significant judgment and can have a material impact on the reported results. During 2002, Shire wrote off investments of $4.7 million and recorded an impairment of $4.0 million based on changes in its estimates of the carrying value from the previous year. There were no such write offs or impairments, other than those associated with the acquisition of BioChem, recorded in 2001 or 2000.

(iv) Sales Deductions
Sales deductions primarily consist of statutory rebates to state Medicaid agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, and trade discounts. Statutory rebates to state Medicaid agencies and contractual rebates with HMOs are based on price differentials between a base price and the selling price. As a result, the rebates increase as a percentage of the selling price over the life of the product. Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends.

Provisions for product returns and trade discounts to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon:

     o    past activity levels;
     o    the duration of time in the processing of deductions
     o other factors such as the launch of a new drug, the loss of patent protection or new competition.

Where such factors are relevant, Shire develops provisions for returns based on wholesaler customer channel checks for slow-moving product and a separate management review of estimated pipeline inventories, by product.

Shire accepts customer returns in the following circumstances: a) expiration of product, or b) product damaged while in the possession of Shire, or c) specific sales terms, at product launch, that allow for unconditional return of product (guaranteed sales). Customers return periods range from one to twenty-four months with an average return period of six months.

To the extent that Shire is unable to estimate returns, recognition of revenue is deferred until either the product is sold to the pharmacy or until Shire receives payment from the wholesaler. In addition, Shire monitors the level of product in the customer pipeline, based on estimated prescription demand, and limits the amount of product shipped to a customer when there appears to be an amount in excess of such demand at that customer. The practice of monitoring inventory levels allows Shire to more accurately predict customer returns.

The actual experience and the level of these deductions to revenue may deviate from the estimate. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period. There have been no material adjustments to the estimates recognized related to Shire's provisions for sales rebates or returns, in any of the periods presented.

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

The Company also has significant deferred assets due to net operating losses (NOL's) in the United States, Canada and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOL's exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOL's a valuation allowance has been made against these deferred tax assets. If actual events differ from management's estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact our financial position and results of operations. Due to changes in estimates of Shire's ability to utilize NOL's in the future, Shire recorded an additional valuation allowance of approximately $10 million in 2001 and released valuation allowances of approximately $6 million in 2002. The change in estimates were a consequence of tax planning strategies entered into by Shire and based on revised projections of operating results by tax jurisdiction.

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

(a) Summary compensation table

                                                                               Long term
                                        Annual Compensation                 Compensation Awards
                                     -------------------------      ------------------------------------

                                                                     Value of         Number of Securities     All Other
Name and Position            Year      Salary         Bonus         Securities         Underlying options     Compensation
                                                                Underlying options
                             ----    ------------   ----------      -------------         --------------       ------------
Rolf Stahel (1, 2)           2002      $840,000      $840,000       $1,486,000             123,964             $364,000
Former Chief Executive       2001      $693,000      $323,000       $1,157,000              89,096              $96,000
                             2000      $575,000      $316,000         $809,000              68,015              $80,000

Angus Russell (3)            2002      $436,000      $192,000         $544,000              44,838             $123,000
Group Finance Director       2001      $377,000      $162,000         $364,000              25,760              $63,000
                             2000      $272,000      $136,000         $174,000              14,225              $48,000

Dr Wilson Totten (4)         2002      $466,000      $212,000         $826,000              67,860             $114,000
Group Research and           2001      $414,000      $158,000         $633,000              47,466              $72,000
Development Director         2000      $303,000      $151,000         $430,000              35,136              $33,000

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

(b) Option grants in 2002

                                               Percentage of                                      Potential Realizable Value at
                             Number of         Total Options                                       Assumed Rates of Stock Price
                             Securities         Granted to        Exercise                               Appreciation for
                         Underlying Options    Employees in      Price per                               Option Term (1)
                              Granted           Fiscal 2002       Share $       Expiration Date          5%             10%
                          ---------------       -----------      ----------     ---------------      ---------      ----------
Rolf Stahel     (2)              209,211             3%            $7.19            03.03.12          237,138        497,971

Angus Russell   (2)              114,474             2%            $7.19            03.03.12          129,755        272,475
                (3)                1,882              *            $7.80            31.05.06            8,091         19,929

Dr Wilson Totten(2)              122,368             2%            $7.19            03.03.12          138,702        291,264
                (3)                1,882              *            $7.80            31.05.06            8,091         19,929

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

                              Shares                       Number of Securities Underlying   Value of Unexercised In-the-Money
                            Acquired on        Value             Unexercised Options                     Options
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

                                                                                               Number of common
                                                                                            shares beneficially      Percent of
                                                                                              owned as of March     outstanding
Name                                                                                                   24, 2003          shares
------------------------------------------------------------------------                    -------------------   -------------
Franklin Resources, Inc. (including its affiliates) (2)
One Franklin Parkway, San Mateo, CA 94403-1906, U.S.                                                 67,819,145           14.01
FMR Corp. (including its affiliates) (3)
82 Devonshire Street, Boston, MA 02109-3614, U.S.                                                    50,436,464           10.41
Dr James Cavanaugh (4)                                                                                8,806,368            1.81
Rolf Stahel (5)                                                                                         751,647               *
Angus Russell (6)                                                                                        56,422               *
Dr Wilson Totten (7)                                                                                    198,056               *
Dr Barry Price                                                                                           31,350               *
Ronald Nordmann                                                                                          46,968               *
Dr Francesco Bellini (8)                                                                             10,000,258            2.06
Hon James Grant (9)                                                                                     158,154               *
Gerard Veilleux (10)                                                                                     10,003               *
All Directors and Officers as a Group (9 persons)                                                    20,059,226            4.14

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

Schedules

Schedule II, Valuation and Qualifying Accounts                               S-1

Report of Independent Auditors

To the Shareholders of Shire Pharmaceuticals Group plc:

We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements included on page F-1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Shire Pharmaceuticals Group plc and BioChem Pharma, Inc., which has been accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Shire Pharmaceuticals Group plc and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


Raymond Chabot Grant Thornton
General partnership
Chartered Accountants

Montreal, Quebec

January 25, 2001

                                                       CONSOLIDATED BALANCE SHEETS

                                           (In thousands of U.S. dollars, except share data)

                                                                                      Notes          December 31,       December 31,
                                                                                                             2002               2001
                                                                                                            $'000              $'000
                                                                                                       ----------         ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                                 897,718            118,040
Marketable securities                                                                  (6)                316,126            723,911
Accounts receivable, net                                                               (7)                138,397            193,913
Inventories                                                                            (8)                 49,216             44,911
Deferred tax asset                                                                                         34,849             19,430
Prepaid expenses and other current assets                                              (9)                 30,790             38,571
                                                                                                       ----------         ----------
Total current assets from continuing operations                                                         1,467,096          1,138,776
Current assets from discontinued operations                                            (5)                      -              1,779
                                                                                                       ----------         ----------
Total current assets                                                                                    1,467,096          1,140,555

Investments                                                                            (10)                71,962             68,743
Property, plant and equipment, net                                                     (11)               135,234            113,347
Goodwill, net                                                                          (12)               203,767            175,341
Other intangible assets, net                                                           (12)               301,084            308,355
Deferred tax asset                                                                                          6,216             20,274
Other non-current assets                                                               (13)                23,264             26,168
                                                                                                       ----------         ----------
Total long-term assets from continuing operations                                                         741,527            712,228
Long-term assets from discontinued operations                                          (5)                      -             57,948
                                                                                                       ----------         ----------
Total assets                                                                                            2,208,623          1,910,731
                                                                                                       ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                 (16)                   888              4,325
Accounts payable and accrued expenses                                                  (14)               184,107            167,152
Unearned income                                                                                                 -             17,409
Other current liabilities                                                              (15)                15,492             42,730
                                                                                                       ----------         ----------
Total current liabilities from continuing operations                                                      200,487            231,616
Current liabilities from discontinued operations                                       (5)                 12,784                  -
                                                                                                       ----------         ----------
Total current liabilities                                                                                 213,271            231,616

Long-term debt, excluding current installments                                         (16)               407,302            402,481
Other non-current liabilities                                                          (17)                14,884             13,645
                                                                                                       ----------         ----------
Total liabilities                                                                                         635,457            647,742
                                                                                                       ----------         ----------

                                        (In thousands of U.S. dollars)

                                                                                      Notes          December 31,       December 31,
                                                                                                             2002               2001
                                                                                                            $'000              $'000
                                                                                                       ----------         ----------
Shareholders' equity:
Common stock, 5p par value; 800,000,000 shares authorized; and 484,344,412
(2001: 481,817,487) shares issued and outstanding                                                          40,051             39,861
Exchangeable shares: 5,874,112 (2001: 5,978,902) shares issued and outstanding                            272,523            277,386
Additional paid-in capital                                                                              1,027,499          1,014,796
Accumulated other comprehensive losses                                                                   (41,431)           (93,009)
Retained earnings                                                                                         274,524             23,955
                                                                                                       ----------         ----------
Total shareholders' equity                                                                              1,573,166          1,262,989
                                                                                                       ----------         ----------
Total liabilities and shareholders' equity                                                              2,208,623          1,910,731
                                                                                                       ----------         ----------


The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        (In thousands of U.S. dollars, except share and per share data)

Year ended December 31,                                            Notes                2002            2001             2000
                                                                                       $'000           $'000            $'000
                                                                                  ----------      ----------       ----------
Revenues:
Product sales                                                                        859,388         699,351          496,775
Licensing and development                                                              3,064           5,498           14,147
Royalties                                                                            174,812         145,155          135,470
Other revenues                                                                            34           2,952            1,262
                                                                                  ----------      ----------       ----------
Total revenues                                                      (22)           1,037,298         852,956          647,654

Costs and expenses:
Cost of product sales                                                                133,682         112,006           95,071
Research and development (inclusive of stock option
compensation charge on warrants of $4,502 for 2001)                                  189,179         171,029          155,145
Selling, general and administrative (inclusive of stock option compensation (credit)/charge of ($166), $2,278 and $21,914 for
2002, 2001 and 2000 respectively)                                                    386,023         303,480          230,216
Other charges:                                                      (23)
In process research and development                                                        -               -           26,947
BioChem merger:
  Restructuring charges                                                                    -           8,809                -
  Asset impairments                                                                        -          20,890                -
  Merger transaction expenses                                                              -          83,470                -
  Loss on disposition of assets                                                        1,376           2,064                -
                                                                                  ----------      ----------       ----------
Total operating expenses                                                             710,260         709,848          507,379
                                                                                  ----------      ----------       ----------
Operating income                                                    (22)             327,038         143,108          140,275

Interest income                                                                       19,536          19,667           19,232
Interest expense                                                                     (9,252)         (8,315)         (16,413)
Other (expense)/income, net                                         (24)             (8,262)        (52,933)          109,023
                                                                                  ----------      ----------       ----------
Total other income/(expense), net                                                      2,022        (41,581)          111,842
                                                                                  ----------      ----------       ----------
Income from continuing operations before income taxes, equity in earnings of equity method investees, discontinued operations
and extraordinary items                                                             329,060         101,527          252,117
Income taxes                                                        (26)            (88,350)        (68,897)         (43,564)
Equity in earnings of equity method investees                       (27)               1,668           1,985          (3,809)
                                                                                  ----------      ----------       ----------
Income from continuing operations before discontinued operations
and extraordinary item                                                               242,378          34,615          204,744
Income from discontinued operations (net of income tax expense      (5)
of $3,588, $3,963 and $4,100 respectively)                                             6,108           6,748            6,983
Gain on disposition of discontinued operations (net of income       (5)
tax expense of $1,224)                                                                 2,083               -                -
Extraordinary item, net of income tax                                                      -         (2,604)                -
                                                                                  ----------      ----------       ----------
Net income                                                                           250,569          38,759          211,727
                                                                                  ----------      ----------       ----------

        (In thousands of U.S. dollars, except share and per share data)

Year ended December 31,                                            Notes                2002            2001             2000
                                                                                       $'000           $'000            $'000
                                                                                  ----------      ----------       ----------
Earnings per share - basic                                          (21)
Income from continuing operations before extraordinary item                            48.4c            7.0c            42.4c
Income from discontinued operations                                                     1.6c            1.4c             1.4c
Extraordinary item, net of tax                                                             -          (0.5)c                -
                                                                                  ----------      ----------       ----------
                                                                                       50.0c            7.9c            43.8c
                                                                                  ----------      ----------       ----------
Earnings per share - diluted                                        (21)
Income from continuing operations before extraordinary item                            47.4c            6.9c            41.4c
Income from discontinued operations                                                     1.6c            1.3c             1.4c
Extraordinary item, net of tax                                                             -          (0.5)c                -
                                                                                  ----------      ----------       ----------
                                                                                       49.0c            7.7c            42.8c
                                                                                  ----------      ----------       ----------
Weighted average number of shares:
Basic                                                                            500,687,594     492,594,226      482,890,070
Diluted                                                                          522,418,246     504,875,587      494,691,805
                                                                                  ----------      ----------       ----------


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

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                (In thousands of U.S. dollars except share data)

                                                                  Exchange-
                                          Common     Exchange-         able                Accumulated    Accumulated        Total
                              Common       stock          able       shares   Additional    (deficit)/          other       share-
                               stock         no.        shares       number      paid-in      retained  comprehensive     holders'
                              amount      shares        amount       shares      capital      earnings         losses       equity
                               $'000       000's         $'000        000's        $'000        $'000           $'000        $'000
                           ---------    --------     ---------    ---------     ---------     --------     ----------    ---------
At December 31, 1999          39,241     474,400             -            -     1,097,567     (226,531)       (30,391)     879,886
Net income                         -           -             -            -             -      211,727              -      211,727
Foreign currency
translation                        -           -             -            -             -            -        (31,467)     (31,467)
Issue of common stock            137       1,843             -            -        11,720            -              -       11,857
Issue costs                        -           -             -            -        (3,385)           -              -       (3,385)
Options exercised                914      11,772             -            -        50,850            -              -       51,764
Stock option compensation          -           -             -            -        21,914            -              -       21,914
Tax benefit associated
with exercise of stock
options                            -           -             -            -        30,782            -              -       30,782
Reclassification of
realized loss included
in net income                      -           -             -            -             -            -          1,356        1,356
Unrealized holding loss
on available for sale
investments                        -           -             -            -             -            -            (48)         (48)
                             -------    --------      --------      -------    ----------     --------        -------   ----------
At December 31, 2000          40,292     488,015             -            -     1,209,448      (14,804)       (60,550)   1,174,386
Net income                         -           -             -            -             -       38,759              -       38,759
Foreign currency
translation                        -           -             -            -             -            -        (32,507)     (32,507)
Issue of shares for
acquisitions                  (3,662)    (51,876)      802,256       17,292      (798,594)           -              -            -
Issue of common stock
for conversion of loan            22         295             -            -         1,522            -              -        1,544
Issue costs                        -           -             -            -           (18)           -              -          (18)
Exchange of exchangeable
shares                         2,414      33,940      (524,870)     (11,313)      522,456            -              -            -
Options exercised                795      11,443             -            -        69,397            -              -       70,192
Stock option
compensation and warrants          -           -             -            -         6,780            -              -        6,780
Tax benefit associated
with exercise of stock
options                            -           -             -            -         3,805            -              -        3,805
Unrealized holding loss
on available for sale
investments                        -           -             -            -             -            -             48           48
                             -------    --------      --------      -------    ----------     --------        -------   ----------
At December 31, 2001          39,861     481,817       277,386        5,979     1,014,796       23,955        (93,009)   1,262,989

                (In thousands of U.S. dollars except share data)

At December 31,  2001         39,861     481,817       277,386         5,979    1,014,796       23,955      (93,009)     1,262,989
Net income                         -           -             -             -            -      250,569             -       250,569
Foreign currency
translation                        -           -             -             -            -            -        50,314        50,314
Issue of common stock
for conversion of loan
note                              21         268             -             -        1,479            -             -         1,500
Exchange of exchangeable
shares                            22         315        (4,863)         (105)       4,841            -             -             -
Options exercised                147       1,944             -             -        5,861            -             -         6,008
Stock option
compensation                       -           -             -             -         (166)           -             -          (166)
Tax benefit associated
with exercise of stock
options                            -           -             -             -          688            -             -           688

Unrealized holding gain
on available for sale
investments                        -           -             -             -            -            -          1,264         1,264
                            --------    --------     ---------     ---------    ---------     --------      ---------    ----------
                                                                                                                   -
At December 31, 2002          40,051     484,344       272,523         5,874    1,027,499      274,524        (41,431)    1,573,166
                            --------    --------     ---------     ---------    ---------     --------     ----------    ----------

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

(iii) Royalty income

Royalty income relating to licensed technology is recognized when the licensee sells the underlying product. The Company receives sales information from the licensee on a monthly basis. For any period that the information is not available, the Company estimates sales amounts based on the historical product information.

Where applicable, all revenues are stated net of value added tax and similar taxes, and trade discounts.

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

The finished goods inventory is net of a reserve for slow moving stock of $3.0 million at 2002 and $114,000 at 2001.

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

During 2002 the Company reviewed its existing product base. On completion of this review, management decided to cease supporting certain products that were not considered to be core to the business and to redirect investment toward other more profitable products. Intangible assets associated with these products, namely product rights and licenses, were written down to their fair value based on discounted cash flow analyses. This resulted in the recognition of an impairment loss of $18.8 million, which has been reflected in sales, general and administrative expenses in the consolidated statement of operations and the segment disclosures ($10.8 million in the U.S. segment and $8.0 million in the international segment).

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

(22) Analysis of revenues, operating income/(loss) and assets by reportable segments (continued)

Operating income/(loss) (continued)

Year ended December 31, 2000                                      U.S.       International                 R&D               Total
                                                                 $'000               $'000               $'000               $'000
                                                          ------------       -------------       -------------       -------------
Product sales                                                  391,168             105,607                   -             496,775
Licensing and development                                        1,326              12,821                   -              14,147
Royalties                                                          266             135,204                   -             135,470
Other revenues                                                      20               1,242                   -               1,262
Intersegment revenues                                           18,408                   -              51,666              70,074
                                                          ------------  ------------------------ -------------       -------------
                                                               411,188             254,874              51,666             717,728
Elimination of intersegment sales                             (18,408)                   -            (51,666)            (70,074)
                                                          ------------  ------------------------ -------------       -------------
Total revenues                                                 392,780             254,874                   -             647,654

Cost of revenues                                                47,093              47,978                   -              95,071
Research and development                                             -                   -             155,145             155,145
Selling, general and administrative                            116,761             113,455                   -             230,216
Asset impairments and restructuring charges                          -              26,947                   -              26,947
                                                          ------------  ------------------------ -------------       -------------
Total operating expenses                                       163,854             188,380             155,145             507,379
                                                          ------------  ------------------------ -------------       -------------
Operating income/(loss)                                        228,926              66,494           (155,145)             140,275
                                                          ------------  ------------------------ -------------       -------------

December 31, 2000                                                U.S.        International                 R&D               Total
                                                                $'000                $'000               $'000               $'000
                                                         ------------        -------------       -------------       -------------
Total assets                                                  560,864              943,687              43,944           1,548,495
Long lived assets                                             353,656              475,361              23,625             852,642
Capital expenditure on long lived assets                       27,945               50,435              21,237              99,617
                                                         ------------        -------------       -------------       -------------

Material customers

In the periods set out below, certain customers accounted for greater than 10% of Shire's total revenues:

Year ended December 31,                                2002          2002           2001           2001          2000           2000
                                                      $'000     % revenue          $'000      % revenue         $'000      % revenue
                                                -----------     ---------    -----------      ---------   -----------      ---------
Customer A                                          231,270           22%        176,941            21%       132,913            21%
Customer B                                          197,184           19%        123,350            14%        80,293            12%
Customer C                                          149,613           14%              -              -             -              -
                                                  ---------     ---------      ---------    -----------   -----------    -----------

Amounts outstanding at December 31, in respect of these material customers were as follows:

December 31,                                     2002           2001
                                                $'000          $'000
                                          -----------      ---------
Customer A                                      4,354         34,882
Customer B                                      9,189         39,094
Customer C                                      9,738         20,937
                                          -----------    -----------

(23) Other charges

Year ended December 31,                          2002         2001         2000
                                                $'000        $'000        $'000
                                             --------     --------     --------
In process research and development                 -            -       26,947
BioChem merger:
  Restructuring charges                             -        8,809            -
  Asset impairments                                 -       20,890            -
  Merger transaction expenses                       -       83,470            -
  Loss on disposition of facility                   -        8,100            -
Losses on disposition of assets                 1,376        2,064            -
                                             --------     --------     --------
                                                1,376      123,333       26,947
                                             --------     --------     --------

Year ended December 31, 2001

(a) BioChem merger

          Restructuring charges
          ---------------------

          Upon consummation of the merger with BioChem, the Company formalized a plan to restructure the combined organization by (a) closing a duplicate manufacturing facility and (b) eliminating certain duplicate positions throughout the combined organization. This plan resulted in the decision to terminate 57 employees and to dispose of Shire's existing manufacturing facility. All of the planned terminations were completed by December 31, 2001, at a cost of $8.8 million. The Company paid $8.0 million of this during the year ended December 31, 2001 and the remaining $0.8 million over the following year. The termination costs are reflected in the consolidated statement of operations as "other charges", a component of total operating expenses, on the consolidated statement of operations.

          Asset impairments
          -----------------

          Asset impairments consist of the write off of approximately $6.3 million of patents, $6.8 million of licenses and $7.8 of distribution rights, which were held by BioChem at the time of the merger. Upon consummation of the merger, the Company reviewed the carrying value of all intangible assets of the combined organization in an attempt to identify any intangible assets that were duplicative, inconsistent with the strategic direction of the Company, or where management did not perceive any ongoing value that would be derived from these assets. This review resulted in the write-off of certain patents and licenses that were related to products and know-how that would not be utilized by the combined organization and that had no residual sales value. In addition, it resulted in the write off of distribution rights related to a specific product for which BioChem management was pursuing sales in the United States. The combined organization did not intend to sell this product in the United States; additionally, the distribution rights had no residual sales value.

          Merger transaction expenses
          ---------------------------

          The merger transaction expenses represent direct costs incurred by the Company in connection with the merger with BioChem. These costs include bank and other advisory fees, taxes associated with the transaction and other direct incremental costs associated with the merger.

          Loss on disposition of facility
          -------------------------------

          As described above, the Company made the decision to close its existing manufacturing facility in Toronto and to dispose of the facility. The Company incurred a loss of $8.1 million upon the disposition.

(b) Losses on disposition of assets

During the third quarter of 2001, Shire disposed of certain non strategic products for net proceeds of approximately $4.5 million, recording a loss on disposition of $2.1 million.

Year ended December 31, 2000

The Company incurred a charge of $26.9 million relating to the write-off of in process research and development following the acquisition of CliniChem Development, Inc. in 2000.


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

2001

Following the merger with BioChem in 2001, management of the combined organization determined that it should review the carrying value of all cost method investments held by the combined organization, considering, amongst other things, the combined organization's (a) strategic direction and re-prioritization of investments, (b) the Company's knowledge of certain developments in 2001 with regards to the US Food and Drug Administration's approval process of certain products, and (c) a strategic re-evaluation of the risks that the combined organization was willing to retain, relating to certain ventures and guarantees.

As a result of this review, the Company determined that it was necessary to record impairment charges totaling $55.7 million related to certain of these investments. The impairment consisted of the write off of an investment in Qualia, of $18.7 million, the write off of the investment in a Biovector of $6.2 million and a write down of the net assets of Immunosystems by $30.8 million.

     Qualia

     BioChem held a 14.1% equity interest in common stock and an investment in preferred shares of Qualia, which, at the time of the merger, owned, amongst other development projects, the rights to a product that was approved for sale in Europe and Canada. This product was in development for a planned submission to the FDA for approval to sell in the United States. The Company reviewed the status of the product and the estimated timing of submission to the FDA, its estimate of the future cash flows from royalties which would be received upon sale of the product (without such registration) and Qualia's access to additional funding. Based on the assessment of these factors, the Company determined that the investment should be written off as (1) approval by the FDA, originally expected in June 2001, had not occurred creating doubt relative to the timing of an eventual approval of the product by the FDA, (2) Shire management believed that without registration with the FDA the projected royalties generated from the sale of this product could not generate cash flows sufficient to recover the investment and (3) Shire anticipated the efforts necessary to obtain approval from the FDA as significant.

     BioChem management assessed the carrying value of the Qualia investment at the end of 2000. Based on the projected operating results at that time, the initial sales of the product in Canada and Europe, and, most importantly, their expectation of FDA approval by June 2001, BioChem management concluded that an other than temporary impairment did not exist.

     In February 2002, FDA approval was received to sell the product into the United States. Subsequent to the approval, structural changes were made to the Company's holding in Qualia and the Company's distribution rights for the product, which resulted in the Company owning a 50% interest in a combined structure and releasing the Company from any future funding obligations. Qualia has continued to incur operating losses since the approval of the product by the FDA, and the Company has recorded its portion of those losses.

     Biovector

     In late 2000, BioChem management noted that Biovector, a privately held French company in which it held a 9.6% interest, had begun to experience financial and operational difficulties. At that time, management considered whether there was an other than temporary impairment and determined there was not, based on its estimate of the future operations, the historical financial information available and publicly available information. However, in April 2001, Biovector formally informed its investors that it was experiencing financial difficulties, principally due to an inability to attract additional research and development collaboration partners and an inability to identify additional sources of financing.

     Following the merger with BioChem, the Company made a decision not to invest further money in this entity and to take steps to cancel any contracts therewith. Based on this decision and the financial difficulties being experienced by Biovector, the Company determined that it was appropriate to write off this investment. In February 2002, Biovector went into liquidation.

     Immunosystems

     In January 1999, BioChem adopted a formal plan to dispose of its diagnostic operations and at that time recorded an impairment of $8.8 million to reflect the net assets at the estimated realizable value. In March 2000, BioChem made the decision to divest of certain of its diagnostics operations (Immunosystems) to a management led group. It did so in exchange for a debenture of $35.8 million and an agreement that BioChem would act as a guarantor of certain long-term debt of Immunosystems, in the amount of 37.3 million Italian Lira ($18.1 million) as at December 31, 2000. As the risk and rewards of ownership had not transferred to the management group, BioChem continued to carry the assets on its balance sheet. The assets, classified as net assets of a business transferred under contractual arrangements, had a carrying value of $35.8 million (the same value of the debenture) at the time of the merger between Shire and BioChem.

     On consummation of the merger, Shire management was concerned as to the recoverability of the debenture (the repayment terms of which were contingent on the future cash flows of the underlying Immunosystems business). Additionally, they were also concerned that they would be required, at some stage, to make a cash payment pursuant to the third party guarantee. While the liability related to the third party guarantee was in substance already recognized by Shire (i.e. it formed part of the carrying value of the net assets of $35.8 million), the Company was concerned over a potential cash outflow of $18.1 million, combined with the legal fees necessary to pursue collection on the debenture. This concern was substantial, resulting in Shire management revisiting all agreements with the management led group which bought the Immunosystems operations. As a result of these negotiations, the following was agreed:

     o    The debenture was eliminated in full.

     o Shares representing a 19.9% interest in Immunosystems were legally transferred back to the Company, and

     o    Shire was released from the guarantee of the third party debt.

     Based on these negotiations, the Company recorded an impairment of $28.7 million i.e. 80.1% of the carrying value of the assets classified as "Net assets of a business transferred under contractual arrangement." The remaining balance of $7.1 million was reclassified to cost investments.

     The Company subsequently recorded an impairment of $2.1 million against the carrying value of the retained interest of 19.9% based on its estimate of the fair value thereof.

2000
The primary component of other income in the year ended December 31, 2000 was a $104.0 million gain resulting from the sale of long-term investments, primarily in respect of North American Vaccine, Inc., a publicly traded biotechnology company listed on the American Stock Exchange.

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

Options outstanding at December 31, 2002 have the following characteristics:

                                                   Weighted               Weighted
            Number of                               average       average exercise                  Number      Weighted average
              options              Exercise       remaining       price of options              of options     exercise price of
          outstanding              prices $            life            outstanding             exercisable   options exercisable
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

SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS


                                                       Beginning    Provision charged to     Costs incurred/               Ending
                                                         balance                  income         utilization              balance
                                                           $'000                   $'000               $'000                $'000
                                                      ----------              ----------          ----------           ----------
2000:
Provision for rebates, returns and discounts               8,828                  34,402            (24,440)               18,790

2001:
Provision for rebates, returns and discounts              18,790                 125,547            (89,802)               54,535

2002:
Provision for rebates, returns and discounts              54,535                 106,723           (106,803)               54,455

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

                                                 SHIRE PHARMACEUTICALS GROUP PLC

                                                                    (Registrant)

                                                         Date: September 1, 2003

                                                          By: /s/ Matthew Emmens
                                                             -------------------
                                                 Matthew Emmens, Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated. The following list of Directors/Officers were Directors/Officers at March 28, 2003.

Signature                                        Title                                     Date
---------                                        -----                                     ----
         /s/ James Henry Cavanaugh               Non-executive Chairman                    September 1, 2003
         -------------------------
           JAMES HENRY CAVANAUGH

            /s/ Matthew Emmens                   Chief Executive                           September 1, 2003
            ------------------
              MATTHEW EMMENS

         /s/ Angus Charles Russell               Group Finance Director                    September 1, 2003
         -------------------------
           ANGUS CHARLES RUSSELL

         /s/ Joseph Wilson Totten                Group Research and Development Director   September 1, 2003
         ------------------------
           JOSEPH WILSON TOTTEN

           /s/ Barry John Price                  Senior Non-executive Director             September 1, 2003
           --------------------
             BARRY JOHN PRICE

        /s/ Ronald Maurice Nordmann              Non-executive Director                    September 1, 2003
        ---------------------------
          RONALD MAURICE NORDMANN

                                                 Non-executive Director
           ---------------------
             FRANCESCO BELLINI

          /s/ James Andrew Grant                 Non-executive Director                    September 1, 2003
          ----------------------
            JAMES ANDREW GRANT

                                                 Non-executive Director                    September 1, 2003
            -------------------
              GERARD VEILLEUX

             /s/ David Mackney                   Group Financial Controller                September 1, 2003
             -----------------
               DAVID MACKNEY

                  CERTIFICATION OF MATTHEW EMMENS RELATING TO
                         FORM 10-K/A FOR THE YEAR ENDED
                              DECEMBER 31, 2002 OF
                        SHIRE PHARMACEUTICALS GROUP PLC

I, Matthew Emmens, certify that:

1. I have reviewed this amended Annual Report on Form 10-K/A of Shire Pharmaceuticals Group plc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [Paragraph omitted pursuant to SEC Release No.s 33-8238 and 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:    September 1, 2003                     /s/ Matthew Emmens
                                               ----------------------------
                                               Matthew Emmens
                                               Chief Executive

                   CERTIFICATION OF ANGUS RUSSELL RELATING TO
                         FORM 10-K/A FOR THE YEAR ENDED
                              DECEMBER 31, 2002 OF
                        SHIRE PHARMACEUTICALS GROUP PLC

I, Angus Russell certify that:

1. I have reviewed this amended Annual Report on Form 10-K/A of Shire Pharmaceuticals Group plc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [Paragraph omitted pursuant to SEC Release No.s 33-8238 and 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:    September 1, 2003                    /s/ Angus Russell
                                                -------------------------------
                                                Angus Russell
                                                Group Finance Director