Form 10-Q
period 2003-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2003-11-14
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

DRAFT 1A

Commission file number: 0-29630

SHIRE PHARMACEUTICALS GROUP PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0359573
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Hampshire International Business Park, Chineham,	RG24 8EP
Basingstoke, Hampshire, England	(Zip Code)
(Address of principal executive offices)

44 1256 894 000
(Registrant’s telephone number, including area code)

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

As of November 7, 2003, the number of outstanding common shares of the Registrant was 477,349,266.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact on Shire’s Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to the expected product approval dates of lanthanum carbonate (FOSRENOL®), METHYPATCH®, XAGRID® and the adult indication for ADDERALL XR® and other risks and uncertainties detailed from time to time in Shire’s filings, including the Annual Report filed on Form 10-K/A by Shire with the Securities and Exchange Commission.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed amphetamine salts)
ADDERALL® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
AMATINE® (midodrine hydrochloride)
CALCICHEW® (calcium carbonate)
CARBATROL® (carbamazepine)
FOSRENOL® (lanthanum carbonate)
FLUVIRAL® S/F (split virion influenza vaccine)
METHYPATCH® (methylphenidate)
PROAMATINE® (midodrine hydrochloride)
SOLARAZE® (diclofenac sodium 3%)
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties.

3TC (trademark of GlaxoSmithKline (GSK))
ADEPT (trademark of ML Laboratories)
COMBIVIR (trademark of GSK)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
HEPTOVIR (trademark of GSK)
PENTASA (trademark of Ferring AS)
REMINYL (trademark of Johnson & Johnson)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	(Unaudited) September 30, 2003 $’000	December 31, 2002 $’000

ASSETS
Current assets:
Cash and cash equivalents		1,056,278	880,973
Restricted cash		5,245	16,745
Marketable securities		213,186	316,126
Accounts receivable, net	(5)	181,526	138,397
Inventories, net	(6)	56,201	49,216
Deferred tax asset		44,955	34,849
Prepaid expenses and other current assets		42,173	30,790

Total current assets		1,599,564	1,467,096

Investments	(7)	76,589	71,962
Property, plant and equipment, net		167,611	135,234
Goodwill, net		210,485	203,767
Other intangible assets, net	(8)	308,372	301,084
Deferred tax asset		13,422	6,216
Other non-current assets		20,691	23,264

Total assets		2,396,734	2,208,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current instalments of long-term debt		1,008	888
Accounts payable and accrued expenses		198,355	184,107
Other current liabilities		23,458	15,492

Total current liabilities from continuing operations		222,821	200,487
Current liabilities from discontinued operations		-	12,784

Total current liabilities		222,821	213,271

Long-term debt, excluding current instalments	(9)	377,545	407,302
Other non-current liabilities		13,134	14,884

Total liabilities		613,500	635,457

Shareholders’ equity:
Common stock, 5p par value: 800,000,000 shares authorized;
477,335,061 (2002: 484,344,412) shares issued and outstanding		39,473	40,051
Exchangeable shares: 5,840,110 (2002: 5,874,112) shares issued
and outstanding		270,698	272,523
Additional paid-in capital		979,868	1,027,499
Accumulated other comprehensive income/(loss)		25,501	(41,431)
Retained earnings		467,694	274,524

Total shareholders’ equity	(11)	1,783,234	1,573,166

Total liabilities and shareholders’ equity		2,396,734	2,208,623

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

Revenues:
Product sales		238,346	205,504	741,149	608,872
Licensing and development		1,355	726	2,451	2,331
Royalties		49,735	43,485	149,334	123,573
Other revenues		6	5	13	10

Total revenues	(2)	289,442	249,720	892,947	734,786

Costs and expenses:
Cost of product sales	(2)	37,986	31,768	115,624	86,509
Research and development	(2)	53,309	42,026	158,004	138,557
Selling, general and administrative (inclusive of stock option compensation credits of $nil, $16,000, $24,000 and $166,000 respectively)		109,439	94,899	347,202	283,175
(Gain)/loss on dispositions of assets		(104)	37	(104)	153

Total operating expenses	(2)	200,630	168,730	620,726	508,394

Operating income	(2)	88,812	80,990	272,221	226,392

Interest income		3,688	5,142	13,099	14,693
Interest expense		(1,995)	(2,280)	(7,332)	(6,053)
Other (expense)/income, net		(702)	200	(7,997)	431

Total other income/(expense), net		991	3,062	(2,230)	9,071

Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees		89,803	84,052	269,991	235,463
Income taxes		(25,139)	(22,954)	(75,122)	(64,034)
Equity in (losses)/earnings of equity method investees		(45)	704	(1,699)	3,303

Income from continuing operations		64,619	61,802	193,170	174,732
Income from discontinued operations (net of income tax expenses of $nil, $1,047,000, $nil and $2,915,000 respectively)		-	1,783	-	4,962

Net income		64,619	63,585	193,170	179,694

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Notes	3 months to September 30, 2003	3 months to September 30, 2002	9 months to September 30, 2003	9 months to September 30, 2002

Earnings per share – basic
Income from continuing operations		13.1c	12.3c	38.7c	34.9c
Income from discontinued operations		-	0.4c	-	1.0c

	(3)	13.1c	12.7c	38.7c	35.9c

Earnings per share – diluted
Income from continuing operations		12.8c	12.0c	37.9c	34.1c
Income from discontinued operations		-	0.4c	-	1.0c

	(3)	12.8c	12.4c	37.9c	35.1c

Weighted average number of shares:
Basic		494,827,334	501,026,581	499,414,490	500,394,452
Diluted		515,826,822	524,130,078	520,530,702	524,058,558

The results for the three and nine months ended September 30, 2002 have been restated to reflect the disposal of the “Over-The-Counter” (OTC) business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

Net income	64,619	63,585	193,170	179,694

Other comprehensive income/(loss):
Foreign currency translation adjustments	6,010	(1,514)	62,265	36,166
Unrealized holding (loss)/gain on available for sale
securities	(688)	-	4,667	-

Comprehensive income	69,941	62,071	260,102	215,860

The components of accumulated other comprehensive income/(loss) as at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003 $’000	September 30, 2002 $’000

Foreign currency translation adjustments	19,570	(42,695)
Unrealized holding gain on available for sale securities	5,931	1,264

Accumulated other comprehensive income/(loss)	25,501	(41,431)

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	193,170	174,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,851	27,360
Stock option compensation credit	(24)	(166)
Tax benefit of stock option compensation, charged directly to equity	-	687
(Decrease)/increase in deferred tax asset	(17,312)	4,939
Non-cash exchange gains and losses	7,792	2,935
Equity in losses/(earnings) of equity method investees	1,699	(3,303)
Write-down of long-term investments	8,472	5,500
Write-down of intangible assets	14,437	7,500
Write-down of tangible fixed assets (see note 10)	5,521	-
(Gain)/loss on sale of tangible fixed assets	(104)	153
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(43,129)	25,032
Increase in inventory	(6,985)	(15,118)
Increase in prepayments and other current assets	(11,383)	(9,546)
Decrease in other assets	2,573	2,638
Increase/(decrease) in accounts and notes payable and other liabilities	7,680	(46,281)
Decrease in unearned income	-	(17,409)
Dividend received from equity method investees	2,289	-

Net cash provided by operating activities	196,547	159,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term deposits	102,940	455,114
Purchase of subsidiary undertakings	-	(17,000)
Purchase of long-term investments	(1,475)	(4,148)
Purchase of intangible assets	(36,108)	(18,697)
Purchase of property, plant and equipment	(38,076)	(11,613)
Proceeds from sale of property, plant and equipment	852	-
Movements in restricted cash	11,500	(16,745)

Net cash provided by investing activities	39,633	386,911

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(Unaudited)

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase/payments on long-term debt, capital leases and notes	(29,942)	(2,728)
Proceeds from exercise of options	2,381	4,455
Payments for redemption of common stock	(52,392)	-

Net cash (used in)/provided by financing activities	(79,953)	1,727

Effect of foreign exchange rate changes on cash and cash equivalents	19,078	5,692

Net increase in cash and cash equivalents	175,305	553,983
Cash flows provided by discontinued operations	-	5,847

Net increase in cash and cash equivalents	175,305	559,830
Cash and cash equivalents at beginning of period	880,973	118,040

Cash and cash equivalents at end of period	1,056,278	677,870

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a) Description of Operations and Principles of Consolidation

Shire Pharmaceuticals Group plc (‘Shire’ or ‘the Company’) is a global specialty pharmaceutical company with a strategic focus on meeting the needs of the specialist physician and currently focuses on developing projects and marketing products in the areas of central nervous system (CNS), gastrointestinal (GI) and renal.

Shire has operations in the world’s key pharmaceutical markets (US, Canada, UK, France, Italy, Spain and Germany) as well as a specialist drug delivery unit in the US. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians.

The business is currently operated and managed within five individual operating segments: US, International, Corporate, Research and Development and Biologics (vaccines business). Within these segments, revenues are derived primarily from three sources: sales of products by Shire’s own sales and marketing operations, royalties (where Shire has out-licensed to third parties) and licensing and development fees.

The implementation of Shire’s new strategy, announced on July 31, 2003, is progressing well:

  Plans to spin off the vaccines business (Biologics) are advancing and in parallel, the Company is examining a number of expressions of interest from potential purchasers;

  TROXATYL (for the treatment of acute myeloid leukaemia and pancreatic cancer) and SPD754 (for HIV) have attracted a number of potential partners;

  During the three months ended September 30, 2003 the Company closed its early stage research unit (Lead Optimization) based in Canada, at a cost of $12.1 million (refer to note 10 for further information relating to the closure);

  A US manufacturing and distribution site has been closed in the three months ended September 30, 2003;

  A review of the organizational structure and US site consolidation is ongoing.

Shire’s strategic priority is now on the development of later stage and lower risk projects. Shire will continue to strengthen its portfolio through merger and acquisition activities and will also in-license projects and products on reasonable commercial terms, and then develop and launch them.

The Company’s principal revenues in the relevant markets include:

  in the US, ADDERALL XR and ADDERALL for the treatment of ADHD; AGRYLIN for the treatment of elevated blood platelets; PENTASA for the treatment of ulcerative colitis; CARBATROL for the treatment of epilepsy; and PROAMATINE for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of REMINYL for the treatment of Alzheimer’s disease, marketed by Johnson & Johnson, and on EPIVIR, COMBIVIR and TRIZIVIR for the treatment of HIV/AIDS and EPIVIR-HBV for the treatment of hepatitis B, each marketed by GSK;

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

1. Summary of Significant Accounting Policies (continued)

In addition, the Company has a number of projects in later stage development including:

  XAGRID in the EU (which is the trade name of AGRYLIN in the EU). On July 25, 2003 the Company received a positive Committee for Proprietary Medicinal Products opinion;

  FOSRENOL for the treatment of high blood phosphate levels associated with kidney failure. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application (NDA) with the US FDA on April 30, 2002. The Company received an ‘approvable’ letter from the US FDA on March 3, 2003;

  Adult indication for ADDERALL XR. The Company received an ‘approvable’ letter from the US FDA on October 20, 2003;

  METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. Shire and Noven Pharmaceuticals Inc. are addressing the outstanding issues raised by the US FDA in the ‘not approvable’ letter issued on April 28, 2003;

  SPD417 for bipolar disorder;

  SPD476 for ulcerative colitis;

  SPD503 (Guanfacine) for ADHD.

b) Basis of Presentation

These interim financial statements, which include the operations of the Company, and the financial information included here, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2002.

c) Accounting Pronouncements adopted during the period

In April 2003, the FASB issued Statement No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component and (3) amends certain other existing pronouncements.

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

1. Summary of Significant Accounting Policies (continued)

c) Accounting Pronouncements adopted during the period (continued)

The adoption of this Statement had no material impact on the results of operations and financial position of the Company.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no material impact on the results of operations and financial position of the Company.

d) New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 51” (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, of which, within the Company, there are none. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003. The Company is in the process of assessing the impact of adopting FIN 46.

2. Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual operating areas of the business based on the way in which the business is managed and controlled. The Company evaluates performance based on operating income or loss before interest and income taxes.

2. Analysis of revenue, operating income and reportable segments (continued)

3 months to September 30, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Product sales	190,530	39,096	8,720	-	-	238,346
Licensing and development	1,355	-	-	-	-	1,355
Royalties	-	2,282	-	47,453	-	49,735
Other revenues	6	-	-	-	-	6
Intersegment revenues	8,127	-	-	6,183	42,433	56,743

	200,018	41,378	8,720	53,636	42,433	346,185
Elimination of intersegment revenues	(8,127)	-	-	(6,183)	(42,433)	(56,743)

Total revenues	191,891	41,378	8,720	47,453	-	289,442

Cost of product sales	18,401	12,504	7,081	-	-	37,986
Research and development	-	-	-	-	53,309	53,309
Selling, general and administrative	49,440	18,559	2,194	12,081	-	82,274
Depreciation and amortization	9,083	16,102	1,142	734	-	27,061

Total operating expenses	76,924	47,165	10,417	12,815	53,309	200,630

Operating income/(loss)	114,967	(5,787)	(1,697)	34,638	(53,309)	88,812

3 months to September 30, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Total assets	656,841	494,461	24,621	1,173,571	47,240	2,396,734
Long lived assets	243,835	263,510	23,675	222,893	43,257	797,170
Capital expenditure on long lived assets	4,935	10,752	28	3,090	2,278	21,083

3 months to September 30, 2002	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Product sales	166,995	34,920	3,589	-	-	205,504
Licensing and development	726	-	-	-	-	726
Royalties	-	2,132	-	41,353	-	43,485
Other revenues	-	5	-	-	-	5
Intersegment revenues	5,790	-	-	11,719	4,476	21,985

	173,511	37,057	3,589	53,072	4,476	271,705
Elimination of intersegment revenues	(5,790)	-	-	(11,719)	(4,476)	(21,985)

Total revenues	167,721	37,057	3,589	41,353	-	249,720

Cost of product sales	11,556	17,152	3,060	-	-	31,768
Research and development	-	-	-	-	42,026	42,026
Selling, general and administrative	45,254	19,462	2,054	15,618	-	82,388
Depreciation and amortization	7,548	2,951	915	1,134	-	12,548

Total operating expenses	64,358	39,565	6,029	16,752	42,026	168,730

Operating income/(loss)	103,363	(2,508)	(2,440)	24,601	(42,026)	80,990

In the consolidated statement of operations, depreciation and amortization is included within selling, general and administrative.

2. Analysis of revenue, operating income and reportable segments (continued)

9 months to September 30, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Product sales	620,100	110,843	10,206	-	-	741,149
Licensing and development	2,451	-	-	-	-	2,451
Royalties	14	7,206	-	142,114	-	149,334
Other revenues	13	-	-	-	-	13
Intersegment revenues	20,413	-	-	15,152	86,849	122,414

	642,991	118,049	10,206	157,266	86,849	1,015,361
Elimination of intersegment revenues	(20,413)	-	-	(15,152)	(86,849)	(122,414)

Total revenues	622,578	118,049	10,206	142,114	-	892,947

Cost of product sales	71,660	35,600	8,364	-	-	115,624
Research and development	-	-	-	-	158,004	158,004
Selling, general and administrative	185,066	56,800	6,810	46,613	-	295,289
Depreciation and amortization	25,136	20,846	3,412	2,415	-	51,809

Total operating expenses	281,862	113,246	18,586	49,028	158,004	620,726

Operating income/(loss)	340,716	4,803	(8,380)	93,086	(158,004)	272,221

9 months to September 30, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Total assets	656,841	494,461	24,621	1,173,571	47,240	2,396,734
Long lived assets	243,835	263,510	23,675	222,893	43,257	797,170
Capital expenditure on long lived assets	14,339	38,253	212	7,528	15,327	75,659

9 months to September 30, 2002	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Product sales	508,203	96,483	4,186	-	-	608,872
Licensing and development	1,929	402	-	-	-	2,331
Royalties	221	5,172	-	118,180	-	123,573
Other revenues	-	10	-	-	-	10
Intersegment revenues	14,798	-	-	18,438	14,194	47,430

	525,151	102,067	4,186	136,618	14,194	782,216
Elimination of intersegment revenues	(14,798)	-	-	(18,438)	(14,194)	(47,430)

Total revenues	510,353	102,067	4,186	118,180	-	734,786

Cost of product sales	41,531	41,159	3,819	-	-	86,509
Research and development	-	-	-	-	138,557	138,557
Selling, general and administrative	154,837	51,580	6,023	36,028	-	248,468
Depreciation and amortization	21,027	7,649	3,100	3,084	-	34,860

Total operating expenses	217,395	100,388	12,942	39,112	138,557	508,394

Operating income/(loss)	292,958	1,679	(8,756)	79,068	(138,557)	226,392

In the consolidated statement of operations, depreciation and amortization is included within selling, general and administrative.

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

The following table sets forth the computation of basic and diluted earnings per share:

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

Numerator for basic earnings per share	64,619	63,585	193,170	179,694
Interest charged on convertible debt, net of
tax	1,200	1,380	3,923	4,188

Numerator for diluted earnings per share	65,819	64,965	197,093	183,882

Weighted average number of shares:	No. of shares	No. of shares	No. of shares	No. of shares

Basic	494,827,334	501,026,581	499,414,490	500,394,452
Effect of dilutive shares:
Stock options	2,628,923	1,993,136	2,043,820	2,553,745
Warrants	-	1,263,184	-	1,263,184
Convertible debt	18,370,565	19,847,177	19,072,392	19,847,177

Diluted	515,826,822	524,130,078	520,530,702	524,058,558

Basic earnings per share	13.1c	12.7c	38.7c	35.9c

Diluted earnings per share	12.8c	12.4c	37.9c	35.1c

Warrants to purchase approximately 1.4 million common shares for the three months and nine months ended September 30, 2003 were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

Stock options to purchase approximately 17.5 million and 17.7 million common shares for the three months and nine months ended September 30, 2003, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

4. Employee stock plans

SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations.

Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For fixed plans, the measurement date is the grant date. For plans where the measurement date occurs after the grant date, referred to as variable plans, the compensation cost is re-measured on the basis of the current market value of Shire’s stock at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable.

4. Employee stock plans (continued)

At September 30, 2003, the Company had nine stock-based employee compensation plans, which are described more fully in the annual consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000

Net income, as reported	64,619	63,585	193,170	179,694
Add:
Stock-based employee compensation credit included in reported net income, net of related tax effects	-	(16)	(24)	(166)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(7,987)	(6,411)	(24,086)	(17,531)

Pro forma net income	56,632	57,158	169,060	161,997

Earnings per share
Basic – as reported	13.1c	12.7c	38.7c	35.9c
Basic – pro forma	11.4c	11.4c	33.9c	32.4c
Diluted – as reported	12.8c	12.4c	37.9c	35.1c
Diluted – pro forma	11.3c	11.2c	33.4c	31.9c

5. Accounts receivable, net

	September 30, 2003 $’000	September 30, 2002 $’000

Trade receivables	175,170	130,210
Other receivables	6,356	8,187

	181,526	138,397

Trade receivables are stated net of a provision for returns and discounts of $7.5 million at September 30, 2003 and $5.5 million at December 31, 2002. Further analysis can be seen below:

Provision for returns and discounts	September 30, 2003 $’000	September 30, 2002 $’000

As at January 1	5,536	8,942
Provision charged to income	24,332	15,726
Provision utilization	(22,386)	(17,291)

As at September 30	7,482	7,377

6. Inventories, net

	September 30, 2003 $’000	December 31, 2002 $’000

Finished goods	33,876	27,672
Work-in-process	16,456	13,716
Raw materials	5,869	7,828

	56,201	49,216

The finished goods inventory has been impaired for slow moving and obsolete stock by $6.2 million at September 30, 2003 and $3.0 million at December 31, 2002.

7. Investments

	September 30, 2003 $’000	December 31, 2002 $’000

Investments in private companies	48,632	47,255
Investments in public companies	19,638	14,129
Equity method investments	8,319	10,578

	76,589	71,962

Throughout the year the Company continuously assesses the carrying value of its investments for other than temporary impairments. Upon completion of this assessment, the Company wrote off $8.5 million of investments during the nine months ended September 30, 2003. This has been reflected in other (expense)/income, net, in the consolidated statement of operations.

8. Other intangible assets, net

	September 30, 2003 $’000	December 31, 2002 $’000

Intellectual property rights acquired	439,957	397,807
Less: Accumulated amortization	(131,585)	(96,723)

	308,372	301,084

Management estimates that the annual amortization charge in respect of intangible fixed assets held at September 30, 2003 will be approximately $45 million for each of the five years to September 30, 2008. Estimated amortization expense can be affected by various factors including future acquisitions and disposals of product rights. Throughout the year the Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products. The Company recorded asset impairments of $7.8 million and wrote down $6.6 million of assets during the nine months ended September 30, 2003. The asset impairments of $7.8 million resulted from a decline in product prices, which decreased the estimated future cash flows and the $6.6 million resulted from a decision not to renew a product license that was not core to the business.

9. Long-term debt, excluding current instalments

During the second quarter of 2003, the Company repurchased $29.8 million of the $400.0 million 2% guaranteed convertible notes due 2011, recording a gain of $0.5 million which is reflected in other income. During the nine months ended September 30, 2003 the Company did not issue debt or make any other debt repayment other than in respect of capital leases.

10. Closure costs

On July 31, 2003 Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure will result in:

  the severance of Lead Optimization employees (approximately 130). As of September 2003, 127 had left the Company, with the remaining employees to leave by January 31, 2004. Severance payments will be made to the former employees over a fifteen month period.

  the $5.5 million write-off of associated tangible fixed assets. These assets were directly related to Lead Optimization and were primarily research and development laboratory equipment.

  the cancellation, to the extent possible, of contracts directly related to Lead Optimization.

The following table presents the cost of the closure and the total estimated costs.

	Costs incurred in 3 months to September 30, 2003 $’000	Total costs incurred to September 30, 2003 $’000	Total expected costs $’000

Employee severance	5,735	5,735	6,435
Write-down of tangible fixed assets	5,521	5,521	5,521
Other costs	800	800	800

	12,056	12,056	12,756

The costs have been reflected in the statement of operations and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D $’000	SG&A $’000	R&D $’000	International $’000

Employee severance	5,735	-	5,735	-
Write-down of tangible fixed assets	-	5,521	-	5,521
Other costs	800	-	800	-

	6,535	5,521	6,535	5,521

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following provides a roll forward of the liability that has been recorded as of September 30, 2003.

	Opening liability $’000	Costs recorded in 3 months to September 30, 2003 $’000	Amount paid in 3 months to September 30, 2003 $’000	Closing liability $’000

Employee severance	-	5,735	(1,181)	4,554
Other costs	-	800	(168)	632

	-	6,535	(1,349)	5,186

11. Consolidated statement of changes in shareholders’ equity

	Common Stock Amount $’000	Common Stock No. of shares 000’s	Exchangeable shares Amount $’000	Exchangeable shares No. of Shares 000’s	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other com- prehensive (losses)/ income $’000	Total shareholders’ equity $’000

As at January 1, 2003	40,051	484,344	272,523	5,874	1,027,499	274,524	(41,431)	1,573,166
Net income	-	-	-	-	-	193,170	-	193,170
Foreign currency translation	-	-	-	-	-	-	62,265	62,265
Exchange of exchangeable shares	8	102	(1,825)	(34)	1,817	-	-	-
Options exercised	39	482	-	-	2,342	-	-	2,381
Stock option compensation	-	-	-	-	(24)	-	-	(24)
Share buy-back	(625)	(7,593)	-	-	(51,506)	-	-	(52,131)
Stamp duty on share buy-back	-	-	-	-	(260)	-	-	(260)
Unrealized gain on
investments	-	-	-	-	-	-	4,667	4,667

As at September 30, 2003	39,473	477,335	270,698	5,840	979,868	467,694	25,501	1,783,234

Each exchangeable share is exchangeable into 3 common shares.

12. Contingent liabilities

(a) Commitments

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $44.6 million (December 31, 2002: $38.1 million). As at September 30, 2003 an amount of $32.0 million (December 31, 2002: $26.4 million) has been subscribed, leaving an outstanding commitment of $12.6 million (December 31, 2002: $11.7 million).

Lease commitments

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2012. Lease expense under these commitments was approximately $8.5 million for the nine months ended September 30, 2003. Expense related to operating leases is recognized on a straight-line basis over the life of the lease. In addition, the Company has a building lease, which is accounted for as a capital lease, which expires in 2019.

Lease commitments (continued)

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements at September 30, 2003:

	Operating leases $’000	Capital leases $’000

2003	2,361	61
2004	8,105	254
2005	5,478	272
2006	3,409	289
2007	3,042	307
2008	2,034	330
Thereafter	8,050	5,089

	32,479	6,602

Less: amount representing fixed executory costs, including
interest, included in future minimum lease payments		(535)

Total capital lease obligation		6,067
Less: current portion of capital lease obligation		(215)

Non-current portion of capital lease obligation		5,852

Guarantees and collateral

Shire has guaranteed the building lease entered into by its wholly owned subsidiary, Shire US Manufacturing Inc. In addition, as at September 30, 2003 the Company had $5.2 million of restricted cash held as collateral for this lease.

Letter of credit

As at September 30, 2003 the Company had an irrevocable standby letter of credit with Fifth Third Bank to M&T Bank in the amount of $10.0 million related to the bonds that financed the construction of its US manufacturing facility.

(b) FLUVIRAL

In 2001, the Company signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics is therefore expanding its production capacity in order to meet this objective within a five-year period.

Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

Shire Biologics is committed to CAN$18.0 million ($13.7 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required. In addition, an annually renewed letter of credit with the Royal Bank has been obtained for CAN$24.5 million ($18.6 million) which would become payable to the Government of Canada if default clauses within the contract with the Government of Canada become enforceable.

Vaccine production facility

In connection with the Government of Canada FLUVIRAL contract, Shire is committed to investing CAN$46.5 million ($35.3 million) in the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside Shire’s existing vaccine production facility in the Quebec Metro High Tech Park. Construction commenced in early November and it is expected that this facility will be operational in 2006.

(c) Technology Partnerships Canada

As a condition of the agreement the Company has with Technology Partnerships Canada, the Company has an obligation to build a research facility. The construction of the new global vaccine research centre in Laval, Canada will represent an investment of approximately CAN$28.0 million ($21.2 million) and should be completed in December 2004.

(c) Legal proceedings

(i) General

Shire accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies." (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able reasonably to estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. During the nine months ended September 30, 2003 a legal accrual of $2.0 million was released, to the consolidated statement of operations, due to the outcome of previously pending litigation.

(ii) Specific

There are various legal proceedings against the Company. Please see the Company’s Form 10-K/A for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K/A, subject as stated below. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company’s results and financial position.

ADDERALL XR

On August 12, 2003 Shire Laboratories Inc. was issued a new US patent No. 6,605,300 (“ the ‘300 Patent”) covering ADDERALL XR. Shire Laboratories Inc. filed a lawsuit in the US District Court for the Southern District of New York against Barr Laboratories Inc. (“Barr”) for infringement of the ‘300 Patent. The lawsuit results from an Abbreviated New Drug Application (ANDA) filed by Barr for a generic version of ADDERALL XR, pursuant to which Barr provided notice that it would seek to market its generic product before the expiration of the ‘300 Patent in 2018.

Barr cannot launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuit triggers a stay of FDA approval of up to 30 months from Barr’s Paragraph IV notice to allow the court to resolve the suit. Even if Barr receives a final approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (April 2006) or a district court decision in its favor. There can be no assurance that the Company will be successful in the suit. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the current expiry of the existing Hatch-Waxman exclusivity in October 2004. This may have a material adverse impact on the Company’s results and financial position.

CARBATROL

In August 2003 the Company received a Paragraph IV notice from Nostrum Pharmaceuticals, Inc. (“Nostrum”) alleging that Shire Laboratories Inc’s two US patents for CARBATROL are not infringed by Nostrum’s 300 mg extended release carbamazepine product, which is the subject of a Nostrum pending ANDA. This dose strength represents half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories Inc. filed suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents to preserve its rights while it continues to review information relating to the Paragraph IV notice. There can be no assurance that the Company will succeed in establishing Nostrum’s liability. If the suit does not result in a judgment against Nostrum, then Nostrum could be in a position to market its extended release carbamazepine product upon FDA final approval of its ANDA. This may have an adverse impact on the Company’s results and financial position.

PHENTERMINE

During the three months ended September 30, 2003, additional lawsuits were filed, primarily in Texas state courts, against Shire US Inc. and other defendants in the litigation generally known as the “fen-phen” litigation. The defendants in the filings made during the three months ended September 30, 2003 included fenfluramine defendant, American Home Products (AHP). The Plaintiffs in these new filings are individuals who elected to opt-out of the national settlement reached earlier with AHP. With the recent filings, the number of active cases against Shire US Inc. is 405.

(ii) Specific (continued)

ADDERALL TRADE DRESS

In October 2003, in the ADDERALL trade dress litigation with Barr, Shire US Inc., and Barr announced that they have agreed to terminate the litigation pending between them in the United States District Court for the District of New Jersey.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Results of operations for the three months ended September 30, 2003 and 2002

Overview

The results for the three months ended September 30, 2002 have been restated to reflect the disposal of the Company’s OTC business, which has been accounted for as a discontinued operation.

Revenues from continuing operations for the three months ended September 30, 2003 increased by 16% to $289.4 million (2002: $249.7 million).

The Company recorded net income of $64.6 million; an increase of 2% compared to the three months ended September 30, 2002. Diluted earnings per common share were 12.8 cents, or 38.3 cents per ADS, an increase of 3% over the three months ended September 30, 2002.

Total revenues

The Company’s revenues are primarily derived from sales of its pharmaceutical products and royalties earned on products it has out-licensed to third parties to market on its behalf. The following table provides an analysis of the Company’s total revenues by source:

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	change %

Product sales	238,346	205,504	+16
Licensing and development	1,355	726	+87
Royalties	49,735	43,485	+14
Other	6	5	+20

Total	289,442	249,720	+16

Product sales

For the three months ended September 30, 2003, product sales increased $32.8 million to $238.3 million (2002: $205.5 million) and represented 82% of total revenues (2002: 82%). The Company estimates that for the three months ended September 30, 2003 product sales revenues were broadly in line with prescription-based demand for the quarter, however, reported sales of ADDERALL, AGRYLIN, PENTASA and PROAMATINE were lower, as predicted, as wholesalers reduced inventories. These movements were offset by the expected ‘back to school’ seasonal stocking of ADDERALL XR during the quarter.

Product sales (continued)

The following table provides an analysis of the Company’s key product sales:

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	121,255	78,000	+55%	+34%
ADDERALL	8,961	18,128	-51%	-48%
AGRYLIN	25,907	28,725	-10%	+5%
PENTASA	19,838	21,619	-8%	-
PROAMATINE	8,102	14,398	-44%	+11%
CARBATROL	11,619	10,944	+6%	+8%
CALCICHEW range	7,009	6,126	+14%	n/a
Others	35,655	27,564	+29%	n/a

	238,346	205,504	+16%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS, September 2003.

ADDERALL franchise

Total ADDERALL franchise sales in the three months ended September 30, 2003 were $130.3 million, an increase of 35% over the three months ended September 30, 2002 ($96.1 million). Over the same period, total ADDERALL franchise prescriptions grew by approximately 13%, despite the entry of generic versions of ADDERALL last year and new competition within the ADHD market.

Increased competitive activities have had a positive impact on US ADHD market growth, which grew by 23% for the three months ended September 30, 2003. Despite competition, ADHD physicians have continued to recognize the strengths of the ADDERALL brand, which maintained its leading position in the ADHD market with a 25% prescription share during the three months ended September 30, 2003 following a strong performance during the ‘back to school’ season.

Sales of ADDERALL XR in the three months ended September 30, 2003 were $121.3 million, an increase of 55% over the three months ended September 30, 2002 ($78.0 million). ADDERALL XR prescriptions increased 34% between the same periods driven by significant US ADHD market growth and an increased share of that larger market. The difference between reported growth and prescription growth is largely due to the expected seasonal stocking of ADDERALL XR during the quarter. Wholesaler inventories at quarter-end were close to normal levels.

Sales of ADDERALL in the three months ended September 30, 2003 were $9.0 million, down 51% from the three months ended September 30, 2002 ($18.1 million). Overall prescriptions were down approximately 48% between the same periods, reflecting the switch to ADDERALL XR and generic competition.

In August 2003 Shire Laboratories Inc. was granted a new US patent, No. 6,605,300, which covers ADDERALL XR. In September 2003 Shire Laboratories Inc. filed a lawsuit against Barr for infringement of this '300 patent. The lawsuit results from an ANDA filed by Barr for a generic version of ADDERALL XR. There can be no assurance that Shire will be successful in the suit. The sales of any generic versions of ADDERALL XR may have a material adverse impact on the Company’s results and financial position. More information is disclosed in the 2002 Form 10-K/A and in Part II, Item 1 of this filing.

CARBATROL

Sales of CARBATROL in the three months ended September 30, 2003 were $11.6 million, an increase of 6% over 2002 ($10.9 million). This is due to an 8% increase in CARBATROL prescription volumes between the same periods, coupled with the recommencement of promotional efforts. As a result, the Company has grown CARBATROL’s share of the extended release carbamazepine market from 36% in the three months ended September 30, 2002 to 40% in the three months ended September 30, 2003.

Product sales (continued)

In August 2003 Shire received a Paragraph IV notice that a generic company has filed an ANDA for CARBATROL 300 mg. This dose strength represents half of Shire’s current sales in epilepsy. Shire is currently evaluating this Paragraph IV notice and is still planning to file for a bipolar indication in 2004. If the Company does not bring suit or does not prevail in any such suit then the generic company could be able to market its product upon FDA final approval of its ANDA. The sales of any generic versions of CARBATROL may have an adverse impact on the Company’s results and financial position. More information is disclosed in Part II, Item 1 of this filing.

AGRYLIN

Sales of AGRYLIN in the three months ended September 30, 2003 were $25.9 million, a decrease of 10% over 2002 ($28.7 million). US AGRYLIN prescription volumes were up by 5% between the same periods. The decrease in product sales in the three months ended September 30, 2003 was expected as wholesalers reduced stocking from the three months ended June 30, 2003 levels. The Company anticipates further de-stocking in the fourth quarter of 2003 if wholesalers return to normalized inventory levels by the end of the year.

AGRYLIN remains the only product specifically approved for essential thrombocythaemia in the US. The Company is seeking a paediatric extension for AGRYLIN which would extend its orphan drug exclusivity from March 2004 to September 2004, after which time it is expected to face generic competition. The expected launch of XAGRID in the EU (the trade name of AGRYLIN used in the EU) will continue to drive growth from markets outside the US.

PENTASA

Sales of PENTASA in the three months ended September 30, 2003 were $19.8 million, a decrease of 8% over 2002 ($21.6 million). PENTASA prescription volumes remained unchanged between the same periods. The decrease in product sales in the three months ended September 30, 2003 was expected as wholesalers reduced stocking from the three months ended June 30, 2003 levels. The Company anticipates further de-stocking in the fourth quarter if wholesalers return to normalized inventory levels by the end of the year.

Although its formal indication is for mild to moderately active ulcerative colitis, PENTASA is used mainly in the treatment of Crohn’s disease.

PROAMATINE

Sales of PROAMATINE in the three months ended September 30, 2003 were $8.1 million, a decrease of 44% over 2002 ($14.4 million). PROAMATINE prescription volumes increased by 11% compared to the three months ended September 30, 2002, while product sales revenues decreased by 44% during the quarter. The decrease in product sales in the three months ended September 30, 2003 was expected as wholesalers reduced stocking from the three months ended June 30, 2003 levels. The Company anticipates additional de-stocking in the fourth quarter if wholesalers return to normalized inventory levels by the end of the year.

PROAMATINE’s Orphan Drug Status expired in September 2003. Since then several generic copies have entered the market. The sales of any generic versions of PROAMATINE may have an adverse impact on the Company’s results and financial position.

The following table presents the product sales of the Company by operating segment:

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	change %

US	190,530	166,995	+14
International	39,096	34,920	+12
Biologics	8,720	3,589	+143

Total product sales	238,346	205,504	+16

Of the Company’s five reportable operating segments, only three generate revenues from the sale of products.

Product sales (continued)

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 80% in the three months ended September 30, 2003 (2002: 81%). The 12% product sales growth in our International market over the same period has been supported by the acquisition of two specialty pharmaceutical products during 2002 in Europe, SOLARAZE and ADEPT.

Royalties

Royalty revenue increased 14% to $49.7 million for the three months ended September 30, 2003 (2002: $43.5 million) as a result of strong sales and positive foreign exchange movements. The following table provides an analysis of Shire’s royalty income:

	3 months to September 30, 2003 $’000	3 months to September 30, 2002 $’000	change %

3TC	35,300	32,501	+9%
ZEFFIX	6,217	5,547	+12%
Others	8,218	5,437	+51%

Total	49,735	43,485	+14%

For the product 3TC, a treatment for HIV infection, Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. The nucleoside analogue market for HIV has continued to exhibit solid growth in recent months. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

Shire also receives royalties from GSK on the worldwide sales of ZEFFIX, a treatment for chronic hepatitis B. The commercialization partnership with GSK operates in the Canadian market.

Other royalties are primarily in respect of REMINYL, a product out-licensed to Johnson & Johnson. REMINYL, which is a treatment for mild to moderately severe dementia of the Alzheimer’s type, is growing well in the Alzheimer’s market. Progress continues for other indications and formulations.

Cost of product sales

For the three months ended September 30, 2003, cost of product sales amounted to 15.9% of product sales (2002: 15.5%).

Research and development (R&D)

R&D expenditure increased to $53.3 million in the three months ended September 30, 2003 from $42.0 million in the three months ended September 30, 2002. Expressed as a percentage of total revenues, R&D expenditure for the quarter was 18% (2002: 17%). Included within the expenditure for the three months ended September 30, 2003 is $6.6 million (2% of total revenues) in respect of costs resulting from the closure of Lead Optimization. For more detail on the closure of Lead Optimization see the ‘recent developments’ section of this filing. In addition, as a result of the strategic decision announced in July 2003 relating to TROXATYL and SPD754, expenditure on these projects has been curtailed.

Selling, general and administrative (SG&A)

SG&A expenses decreased from $82.4 million in the three months ended September 30, 2002 to $82.3 million in the three months ended September 30, 2003. Excluding depreciation and amortization, as a percentage of product sales, these expenses were 35% (2002: 40%).

The decrease, as a percentage of product sales, was the result of heavy investment in the ADDERALL XR brand in three months ended September 30, 2002 during its initial US ‘back to school’ season.

The depreciation charge for the three months ended September 30, 2003 was $9.8 million, an increase of $6.6 million compared to the three months ended September 30, 2002. The depreciation charge for the three months ended September 30, 2003 includes a tangible fixed asset write-down of $5.5 million in respect of the closure of Lead Optimization (2002: $nil). For more detail on the closure of Lead Optimization see the ‘recent developments’ section of this filing. The amortization charge for the three months ended September 30, 2003 was $17.3 million, an increase of $7.9 million compared to the three months ended September 30, 2002. The amortization charge for the three months ended September 30, 2003 includes product write-downs of $11.2 million (2002: $3.0 million). The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products. The Company recorded asset impairments of $7.8 million and wrote down $3.4 million of assets during the three months ended September 30, 2003. The asset impairments of $7.8 million resulted from a decline in product prices, which decreased the estimated future cash flows and the $3.4 million resulted from a decision not to renew a product license that was not core to the business.

Interest income and expense

For the three months ended September 30, 2003, the Company received interest income of $3.7 million (2002: $5.1 million). Interest expense decreased from $2.3 million in the three months ended September 30, 2002 to $2.0 million in the three months ended September 30, 2003, primarily due to the partial buy back of the convertible notes in the second quarter of 2003 at a discount to their par value.

Other (expense)/income, net

For the three months ended September 30, 2003, other expense totalled $0.7 million (2002: other income of $0.2 million). The quarter on quarter change is primarily due to foreign exchange movements.

Taxation

For the three months ended September 30, 2003 income taxes increased $2.1 million to $25.1 million, from $23.0 million for the three months ended September 30, 2002. The effective tax rate was 28% for the three months ended September 30, 2003 (2002: 27%). Deferred tax assets, net of valuation allowances, were $58.4 million at September 30, 2003. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in (losses)/earnings of equity method investees

During the three months ended September 30, 2003 the Company received $0.9 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2002: $0.7 million). During the same period, a loss of $0.9 million was incurred representing a 50% share of the losses in Qualia Computing Inc. (2002: $nil).

Closure costs

Included within operating expenses is a charge of $12.1 million in relation to the closure of Lead Optimization. This includes severance payments to employees and the write-off of tangible fixed assets. Further discussion and analysis can be found in the ‘recent developments’ section of this filing.

Discontinued operations

The Company completed the divestment of its OTC portfolio on December 27, 2002. These products were originally acquired in 1999 as a result of the Company’s merger with Roberts Pharmaceutical Corporation.

The OTC business contributed net income of $1.8 million for the three months ended September 30, 2002.

Results of operations for the nine months ended September 30, 2003 and 2002

Overview

The results for the nine months ended September 30, 2002 have been restated to reflect the disposal of the Company’s OTC business, which was accounted for as a discontinued operation.

Revenues from continuing operations for the nine months ended September 30, 2003 increased by 22% to $892.9 million (2002: $734.8 million).

Overview (continued)

The Company recorded net income of $193.2 million; an increase of 7% compared to the nine months ended September 30, 2002. Diluted earnings per common share were 37.9 cents, or 113.6 cents per ADS, an increase of 8% over the nine months ended September 30, 2002. This result was after charging a cost of $7.2 million for pension top up contributions and contractual termination costs in respect of the former Chief Executive’s departure and a $12.1m charge in respect of the closure of Lead Optimization.

Total revenues

The Company’s revenues are primarily derived from sales of its pharmaceutical products and royalties earned on products it has out-licensed to third parties to market on its behalf. The following table provides an analysis of the Company’s total revenues by source:

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000	change %

Product sales	741,149	608,872	+22
Licensing and development	2,451	2,331	+5
Royalties	149,334	123,573	+21
Other	13	10	+30

Total	892,947	734,786	+22

Product sales

For the nine months ended September 30, 2003 product sales increased $132.2 million to $741.1 million (2002: $608.9 million) and represented 83% of total revenues (2002: 83%). At September 30, 2003 wholesalers had slightly elevated levels of products such as PENTASA, AGRYLIN, PROAMATINE and ADDERALL. Additionally, the Company experienced the expected seasonal stocking of ADDERALL XR. The Company anticipates further de-stocking on all of the above products in the fourth quarter if wholesalers return to normalized inventory levels by the end of the year.

Product sales for the nine months ended September 30, 2002, included $17.0 million of ADDERALL XR revenue deferred from the fourth quarter of 2001 in accordance with Staff Accounting Bulletin 101 (SAB 101), together with $9.0 million wholesaler stocking of the new 15mg and 25mg strengths of ADDERALL XR. This was, in part, offset by a destocking of ADDERALL due to the switch to ADDERALL XR and the entry of generic competition.

The following table provides an analysis of the Company’s key product sales:

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	338,847	215,696	+57%	+65%
ADDERALL	47,051	92,619	-49%	-68%
AGRYLIN	102,132	81,596	+25%	+8%
PENTASA	74,311	60,645	+23%	-2%
PROAMATINE	40,238	34,839	+15%	+13%
CARBATROL	34,955	35,090	-	+3%
CALCICHEW range	19,476	16,528	+18%	n/a
Others	84,139	71,859	+17%	n/a

	741,149	608,872	+22%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS, September 2003.

Product sales (continued)

ADDERALL franchise

Total ADDERALL franchise sales in the nine months ended September 30, 2003 were $385.9 million, an increase of 25% over the nine months ended September 30, 2002 ($308.3 million). Prescription volumes were up 6% between the same periods, despite the entry of generic versions of ADDERALL last year, as well as increased competition within the ADHD market overall. For the nine months ended September 30, 2003, the ADHD market grew 18% versus the comparable period and the ADDERALL franchise maintained a 26% share of the overall ADHD market.

Sales of ADDERALL XR in the nine months ended September 30, 2003 were $338.8 million, an increase of 57% over the nine months ended September 30, 2002 ($215.7 million). ADDERALL XR prescription volumes were up 65% between the same periods. The strong volume increase was driven by significant US ADHD market growth and an increased share of that larger market. The difference between product sales revenue growth and prescription growth is due to higher sales discounts (Medicaid rebates, HMO rebates and the coupon sampling program) more than offsetting the benefit of an April 2003 price increase and heavier than normal wholesaler inventories at September 30, 2003.

In addition, ADDERALL XR product sales revenues for the nine months ended September 30, 2002 included $17 million related to the recognition in the three months ended March 31, 2002 of launch stock revenues deferred in accordance with SAB 101 and $9 million related to the June 2002 launch of additional ADDERALL XR strengths.

Sales of ADDERALL were $47.1 million in the nine months ended September 30, 2003, a decrease of 49% from the nine months ended September 30, 2002 ($92.6 million). ADDERALL prescriptions were down approximately 68% between the same periods. The decline in volumes has been the result of a continued conversion of ADDERALL prescriptions to ADDERALL XR or generic ADDERALL. The difference between product sales revenue decline and prescription volume decline is due to heavier than normal wholesaler inventories at September 30, 2003 and the benefit of an April 2003 price increase. The wholesaler inventory levels have decreased from June 30, 2003 levels but are still elevated compared to September 30, 2002. The Company anticipates further de-stocking in the fourth quarter of 2003 if wholesalers return to normalized inventory levels by the end of the year.

In August 2003 Shire Laboratories Inc. was granted a new US patent, No. 6,605,300, which covers ADDERALL XR. In September 2003 Shire Laboratories Inc. filed a lawsuit against Barr for infringement of this ’300 patent. The lawsuit results from an ANDA filed by Barr for a generic version of ADDERALL XR. There can be no assurance that Shire will be successful in the suit. The sales of any generic versions of ADDERALL XR may have a material adverse impact on the Company’s results and financial position. More information is disclosed in the 2002 Form 10-K/A and in Part II, Item 1 of this filing.

CARBATROL

Sales of CARBATROL in the nine months ended September 30, 2003 were $35.0 million (nine months ended September 30, 2002: $35.1 million). CARBATROL prescription volumes were up 3% between the same periods due to renewed promotional efforts. The difference between product sales revenue growth and prescription volume growth is due to minor movements in wholesaler inventory levels between the same periods.

In August 2003 Shire received a Paragraph IV notice that a generic company has filed an ANDA for CARBATROL 300 mg. This dose strength represents half of Shire’s current sales in epilepsy. Shire is currently evaluating this Paragraph IV notice and is still planning to file for a bipolar indication in 2004. If the Company does not bring suit or does not prevail in any such suit then the generic company could be able to market its product upon FDA final approval of its ANDA. The sales of any generic versions of CARBATROL may have an adverse impact on the Company’s results and financial position. More information is disclosed in Part II, Item 1 of this filing.

AGRYLIN

Sales of AGRYLIN in the nine months ended September 30, 2003 were $102.1 million, an increase of 25% over the nine months ended September 30, 2002 ($81.6 million). US AGRYLIN prescription volumes were up 8% between the same periods. The difference between product sales revenue growth and prescription volume growth is due to an April 2003 price increase and heavier than normal wholesaler inventories at September 30, 2003. Wholesaler inventory levels decreased from June 30, 2003, but are still moderately elevated as compared to September 30, 2002. The Company anticipates further de-stocking in the fourth quarter of 2003 if wholesalers return to normalized inventory levels by the end of the year.

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

Product sales (continued)

PENTASA

Sales of PENTASA in the nine months ended September 30, 2003 were $74.3 million, an increase of 23% over the nine months ended September 30, 2002 ($60.6 million). PENTASA prescription volumes were down 2% between the same periods. The difference between product sales revenue growth and prescription volume growth is due to the benefit of an April 2003 price increase and heavier than normal wholesaler inventories at September 30, 2003. Wholesaler inventory levels decreased from June 30, 2003, but are still moderately elevated as compared to September 30, 2002. The Company anticipates further de-stocking in the fourth quarter of 2003 if wholesalers return to normalized inventory levels by the end of the year.

PROAMATINE

Sales of PROAMATINE in the nine months ended September 30, 2003 were $40.2 million, an increase of 15% over the nine months ended September 30, 2002 ($34.8 million). PROAMATINE prescription volumes were up 13% between the same periods. The difference between sales revenue growth and prescription growth is due to the benefit of an April 2003 price increase and heavier than normal wholesaler inventories at September 30, 2003. Wholesaler inventory levels decreased from June 30, 2003, but are still moderately elevated as compared to September 30, 2002. The Company anticipates further de-stocking in the fourth quarter of 2003 if wholesalers return to normalized inventory levels by the end of the year.

PROAMATINE’s Orphan Drug Status expired in September 2003. Since then several generic copies have entered the market. The sales of any generic versions of PROAMATINE may have an adverse impact on the Company’s results and financial position.

The following table presents the Company’s product sales by operating segment.

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000	change %

US	620,100	508,203	+22
International	110,843	96,483	+15
Biologics	10,206	4,186	+144

Total product sales	741,149	608,872	+22

Of the Company’s five reportable operating segments, only three generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 84% in the nine months ended September 30, 2003 (2002: 83%). Growth in our International market has been supported by the acquisition of two specialty pharmaceutical products during 2002 in Europe, SOLARAZE and ADEPT.

Royalties

Royalties were $149.3 million in the nine months ended September 30, 2003, an increase of 21% from the nine months ended September 30, 2002. The following table provides an analysis of the Company’s royalty income:

	9 months to September 30, 2003 $’000	9 months to September 30, 2002 $’000	change %

3TC	106,979	93,857	+14%
ZEFFIX	18,337	15,350	+19%
Others	24,018	14,366	+67%

Total	149,334	123,573	+21%

Royalties (continued)

For the product 3TC, a treatment for HIV infection, Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. The nucleoside analogue market for HIV has continued to exhibit solid growth in recent months. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

Shire also receives royalties from GSK on the worldwide sales of ZEFFIX, a treatment for chronic hepatitis B. The commercialization partnership with GSK operates in the Canadian market.

Other royalties are primarily in respect of REMINYL, a product out-licensed to Johnson & Johnson. REMINYL, which is a treatment for mild to moderately severe dementia of the Alzheimer’s type, is growing well in the Alzheimer’s market. Progress continues for other indications and formulations.

Cost of product sales

For the nine months ended September 30, 2003, cost of product sales amounted to 15.6% of product sales (2002: 14.2%). The percentage increase is driven by the sales mix, together with revenue costs associated with the re-engineering of internal and external production facility capabilities.

Research and development expenses

R&D expenditure increased to $158.0 million in the nine months ended September 30, 2003, from $138.6 million in 2002, representing an increase of 14%. Expressed as a percentage of total revenues, research and development expenditure was 18% (2002: 19%). Included within the expenditure for the nine months ended September 30, 2003 is $6.6 million (1% of total revenues) in respect of costs resulting from the closure of Lead Optimization. For more detail on the closure of Lead Optimization see the ‘recent developments’ section of this filing. In addition, as a result of the strategic decision announced in July 2003 relating to TROXATYL and SPD754 expenditure on these projects has been curtailed. Phasing of projects and the timing of expenditure in relation to those projects varies throughout the year and therefore the ratio of R&D spend to revenue varies accordingly.

Selling, general and administrative expenses

SG&A expenses increased from $283.3 million in the nine months ended September 30, 2002 to $347.1 million in the nine months ended September 30, 2003, an increase of 23% (product sales increased by 22% over the same period). Excluding depreciation and amortization, as a percentage of product sales, these expenses were 40% for the nine months ended September 30, 2003 (2002: 41%).

Expenditure in the nine months ended September 30, 2003 decreased as a percentage of product revenues due to the heavy investment in the ADDERALL XR brand in the third quarter of 2002 during its initial US ‘back to school’ season. This more than outweighed the 2003 ADDERALL XR spend in relation to sustained competitor activity and the spend for the relaunch of CARBATROL.

The depreciation charge for the nine months ended September 30, 2003 was $17.4 million, an increase of $7.8 million compared to 2002. The depreciation charge for the nine months ended September 30, 2003 includes a tangible fixed asset write-down of $5.5 million in respect of the closure of Lead Optimization (2002: $nil). For more detail on the closure of Lead Optimization see the ‘recent developments’ section of this filing.

Amortization charges were $34.4 million, an increase of $9.1 million compared to 2002. The amortization charge for the nine months ended September 30, 2003 includes product write-downs of $14.4 million (2002: $7.5 million). The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products. The Company recorded asset impairments of $7.8 million and wrote down $6.6 million of assets during the nine months ended September 30, 2003. The asset impairments of $7.8 million resulted from a decline in product prices, which decreased the estimated future cash flows and the $6.6 million resulted from a decision not to renew a product license that was not core to the business.

Interest income and expense

For the nine months ended September 30, 2003, the Company received interest income of $13.1 million (2002: $14.7 million). The decrease is due to the reduction in interest rates more than offsetting the increase in the cash balance between the two periods. Interest expense increased from $6.1 million for the nine months ended September 30, 2002 to $7.3 million for the nine months ended September 30, 2003, primarily relating to costs associated with the partial buy back of the 2% guaranteed convertible notes.

Other (expense)/income, net

For the nine months ended September 30, 2003, other expense totalled $8.0 million (2002: income of $0.4 million). The increase in the expense is primarily attributable to investment write-downs for other than temporary impairment of $8.5 million (2002: $nil).

The Company continuously reviews its cost method investments for indicators of impairment. This involves looking at all current information relating to the investments. During the nine months ended September 30, 2003 as a result of this review, it was determined that it was necessary to record charges totalling $8.5 million related to certain of these investments (2002: $nil).

Income taxes for continuing operations

For the nine months ended September 30, 2003 income taxes increased $11.1 million to $75.1 million from $64.0 million for the nine months ended September 30, 2002. The effective tax rate was 28% for the nine months ended September 30, 2003 (2002: 27%). Deferred tax assets, net of valuation allowances, were $58.4 million at September 30, 2003. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Equity method investees

During the nine months ended September 30, 2003 the Company received $2.5 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2002: $3.3 million). During the same period, a loss of $4.2 million was incurred representing a 50% share of the losses in Qualia Computing Inc (2002: $nil).

Closure costs

Included within operating expenses is a charge of $12.1 million in relation to the closure of Lead Optimization. This includes severance payments to employees and the write-off of tangible fixed assets. Further discussion and analysis can be found in the ‘recent developments’ section of this filing.

Discontinued operations

The Company completed the divestment of its OTC portfolio on December 27, 2002. These products were originally acquired in 1999 as a result of the merger with Roberts Pharmaceutical Corporation.

The OTC business contributed net income of $5.0 million for the nine months ended September 30, 2002.

Liquidity and financial condition

The Company’s funding requirements depend on a number of factors, including product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products and the continuing revenues generated from sales of the Company’s key products.

At September 30, 2003 and December 31, 2002, net cash funds were as follows:

	September 30, 2003 $’000	December 31, 2002 $’000

Cash and cash equivalents	1,056,278	880,973
Restricted cash	5,245	16,745
Marketable securities	213,186	316,126
Debt	(378,553)	(408,190)

Net cash	896,156	805,654

Cash and cash equivalents and marketable securities

As of September 30, 2003 the Company had cash, cash equivalents and marketable securities of $1,269.5 million, an increase of $72.4 million from $1,197.1 million at December 31, 2002. The Company’s marketable securities consist of money market fund balances and investment grade securities.

As of September 30, 2003 the Company had $5.2 million of restricted cash, a decrease of $11.5 million from December 31, 2002.

Commitments

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totalling $44.6 million (December 31, 2002: $38.1 million). As at September 30, 2003 an amount of $32.0 million (December 31, 2002: $26.4 million) has been subscribed, leaving an outstanding commitment of $12.6 million (December 31, 2002: $11.7 million).

(i) Lease commitments

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2012. Lease expense under these commitments was approximately $8.5 million for the nine months ended September 30, 2003. Expense related to operating leases is recognized on a straight-line basis over the life of the lease. In addition, the Company has a building lease, which is accounted for as a capital lease, which expires in 2019.

(i) Lease commitments (continued)

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements at September 30, 2003:

	Operating leases $’000	Capital lease $’000

2003	2,361	61
2004	8,105	254
2005	5,478	272
2006	3,409	289
2007	3,042	307
2008	2,034	330
Thereafter	8,050	5,089

	32,479	6,602

Less: amount representing fixed executory costs, including interest, included in future minimum lease payments		(535)

Total capital lease obligation		6,607
Less: current portion of capital lease obligation		(215)

Non-current portion of capital lease obligation		5,852

(ii) FLUVIRAL commitment

In 2001, the Company signed a ten-year contract with the Government of Canada to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event.

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide 100% of domestic vaccine needs in the event of an influenza pandemic. Canada would require 32 million doses of single-strain (monovalent) flu vaccine within a production period of 16 weeks. Shire Biologics is therefore expanding its production capacity in order to meet this objective within a five-year period.

Under the contract, Shire Biologics will also supply the Government of Canada with a substantial proportion of its annual influenza vaccine requirements over the ten-year period. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years from 2011.

Shire Biologics is committed to CAN$18.0 million ($13.7 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required. In addition, an annually renewed letter of credit with the Royal Bank has been obtained for CAN$24.5 million ($18.6 million) which would become payable to the Government of Canada if default clauses within the contract with the Government of Canada become enforceable.

In connection with the Government of Canada FLUVIRAL contract, Shire is committed to investing CAN$46.5 million ($35.3 million) in the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside Shire’s existing vaccine production facility in the Quebec Metro High Tech Park. Construction commenced in early November and it is expected that this facility will be operational in 2006.

(iii) Technology Partnerships Canada commitment

As a condition of the agreement the Company with Technology Partnerships Canada, the Company has an obligation to build a research facility. The construction of the new global vaccine research centre in Laval, Canada will represent an investment of approximately CAN$28.0 million ($21.2 million) and should be completed in December 2004.

Operating cashflow funds

Net cash provided by continuing operating activities for the nine months ended September 30, 2003 was $196.5 million compared to $159.7 million for the nine months ended September 30, 2002.

Investing activities provided $39.6 million for the nine months ended September 30, 2003. This was due to the combined effects of inflows of $102.9 million arising due to the reduction of short-term deposits and an $11.5 million decrease in restricted cash, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $74.8 million.

Investing activities provided $386.9 million for the nine months ended September 30, 2002. This was due to the combined effects of an inflow of $455.1 million a rising due to the reduction of short-term deposits, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $34.5 million, purchase of subsidiary undertakings of $17.0 million and restricted cash of $16.7 million.

Financing activities for the nine months ended September 30, 2003, which totalled a $79.9 million outflow, included $52.4 million paid for redemption of common stock, $2.4 million received from the exercise of employee stock options and repayments of long-term debt of $29.9 million.

Financing activities for the nine months ended September 30, 2002, which totalled a $1.7 million inflow, included $4.4 million received from the exercise of employee stock options and repayments of long-term debt of $2.7 million.

Debt

The Company’s total borrowings as of September 30, 2003 were $378.6 million (December 31, 2002: $408.2 million). The main component of the Company’s borrowings is $370.2 million (December 31, 2002: $400.0 million) in guaranteed convertible loan notes due 2011. During the nine months ended September 30, 2003 the Company repurchased $29.8 million of the convertible loan notes.

Capital expenditure

Capital expenditure on tangible fixed assets for the nine months ended September 30, 2003 was $38.1 million, which includes the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK, together with $11.3 million for construction works at the Shire Manufacturing plant in Maryland, USA. Other capital expenditure related to the purchase of long-term investments ($1.5 million) and intangible assets ($36.1 million).

Capital expenditure on tangible fixed assets for the nine months ended September 30, 2002 was $11.6 million, which primarily related to laboratory and computer equipment purchased across the Group. Other capital expenditure related to the purchase of long-term investments ($4.1 million) and intangible assets ($18.7 million). The expenditure on intangible assets was in respect of SOLARAZE, a product purchased from Skye Pharma plc and Bioglan Pharma plc (in administration) in May 2002 for the treatment of a skin condition related to excessive exposure to the sun, actinic keratosis.

It is expected that future capital expenditures will be funded from the Company’s cash and cash equivalents.

Recent developments

Spin off of the vaccines business

On July 31, 2003 Shire announced its intention to spin off its vaccines business, following a strategic review. Plans to spin off the vaccines business are advancing and in parallel the Company is examining a number of expressions of interest from potential purchasers.

Lead Optimization closure

On July 31, 2003 Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure will result in:

  the severance of Lead Optimization employees (approximately 130). As of September 2003, 127 had left the Company, with the remaining employees to leave by January 31, 2004. Severance payments will be made to the former employees over a fifteen month period.

  the $5.5 million write-off of associated tangible fixed assets. These assets were directly related to Lead Optimization and were primarily research and development laboratory equipment.

  the cancellation, to the extent possible, of contracts directly related to Lead Optimization.

Lead Optimization closure (continued)

The following table presents the cost of the closure and the total estimated costs.

	Costs incurred in 3 months to September 30, 2003 $’000	Total costs incurred to September 30, 2003 $’000	Total expected costs $’000

Employee severance	5,735	5,735	6,435
Write-down of tangible fixed assets	5,521	5,521	5,521
Other costs	800	800	800

	12,056	12,056	12,756

The costs have been reflected in the statement of operations and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D $’000	SG&A $’000	R&D $’000	International $’000

Employee severance	5,735	-	5,735	-
Write-down of tangible fixed assets	-	5,521	-	5,521
Other costs	800	-	800	-

	6,535	5,521	6,535	5,521

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following provides a roll forward of the liability that has been recorded as of September 30, 2003.

	Opening liability $’000	Costs recorded in 3 months to September 30, 2003 $’000	Amount paid in 3 months to September 30, 2003 $’000	Closing liability $’000

Employee severance	-	5,735	(1,181)	4,554
Other costs	-	800	(168)	632

	-	6,535	(1,349)	5,186

Critical accounting policies

The preparation of consolidated financial statements under generally accepted accounting principles requires us to make certain estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses and disclosures in the Company’s financial statements. Critical accounting policies are those that require the most significant, complex or subjective judgments, which are often as a result of the need to make estimates on matters that are inherently uncertain. The Company’s critical accounting policies are those in relation to litigation, valuation of intangible assets, valuation of fixed asset investments, sales deductions, income taxes and sales coupons.

General

There are no material updates to the critical accounting policies of the Company, except as noted below, since the filing of the 10-K/A, subject as stated below. Please see the Company’s Form 10-K/A for 2002, where the remaining critical accounting policies have been discussed.

Valuation of Intangible Assets

Shire has acquired and continues to acquire significant intangible assets that Shire records at acquisition cost. As at September 30, 2003 the carrying value of such intangibles was $308.4 million, which primarily related to the AGRYLIN, CARBATROL, COLAZIDE, ETHMOZINE, FARESTON, INDURGAN, METHYPATCH, PROAMATINE, PENTASA and SOLARAZE products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process research and development, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life.

Valuation of Intangible Assets (continued)

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

A prolonged general economic downturn and, specifically, competitive pricing pressure, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect the Company’s estimates of future net cash flows to be generated by its long-lived assets. Consequently, it is possible that the Company’s future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of its long-lived assets. During the nine months ended September 30, 2003 changes to the estimated future net cash flows from certain products resulted in the impairment of $14.4 million (2002: $7.5 million) of intangible assets. The estimated net cash flows changed as a result of decreases in product prices and as a result of decisions not to support the product.

Litigation

Shire accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, in light of additional information being known. In instances where Shire is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional expense in a future accounting period. During the nine months ended September 30, 2003 a legal accrual of $2.0 million was released, to the consolidated statement of operations, due to the outcome of previously pending litigation.

Accounting Pronouncements adopted during the period

In April 2003, the FASB issued Statement No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component and (3) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 1 33 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. The adoption of this Statement had no material impact on the results of operations and financial position of the Company.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no material impact on the results of operations and financial position of the Company.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 51” (FIN 46). This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, of which, within the Company, there are none. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003. The Company is in the process of assessing the impact of adopting FIN 46.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk exposure since December 31, 2002. Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 contains a detailed discussion of the Company’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation (the "Evaluation") was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive and the Group Finance Director, of the effectiveness of the design and operation of Shire’s disclosure controls (the "Disclosure Controls").

Evaluation of Disclosure Controls and Procedures (continued)

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Group Finance Director, as appropriate to allow timely decisions regarding required disclosure.

Based upon the Evaluation, the Chief Executive and the Group Finance Director concluded that, subject to the limitations noted below, Shire’s Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when periodic reports are being prepared.

Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting that has occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) General

The risk of product liability claims, product recalls, litigation and associated adverse publicity is inherent in the testing, manufacturing, marketing and selling of pharmaceutical products. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require Shire to pay a substantial monetary award. If, in the absence of insurance, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, the Company could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance, this coverage may not be adequate. In addition, the Company cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about Shire’s products and business and inhibit or prevent commercialization of other products.

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company’s success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of others. Shire cannot however assure you that its patents or patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect the Company’s products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. An adverse judgement in patent related proceedings may have a material impact on the Company’s results and financial position. In the regular course of business, Shire is a party to litigation or other proceedings relating to intellectual property rights.

(ii) Specific

There are various legal proceedings against the Company. Please see the Company’s Form 10-K/A for 2002, where these have been fully explained or referred to. There are no material updates to these proceedings since the filing of the 10-K/A, subject as stated below. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company’s results and financial position.

ADDERALL XR

On August 12, 2003 Shire Laboratories Inc. was issued a new US patent No. 6,605,300 (“ the ‘300 Patent”) covering ADDERALL XR. Shire Laboratories Inc. filed a lawsuit in the US District Court for the Southern District of New York against Barr Laboratories Inc. (“Barr”) for infringement of the ‘300 Patent. The lawsuit results from an Abbreviated New Drug Application (ANDA) filed by Barr for a generic version of ADDERALL XR, pursuant to which Barr provided notice that it would seek to market its generic product before the expiration of the ‘300 Patent in 2018.

Barr cannot launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuit triggers a stay of FDA approval of up to 30 months from Barr’s Paragraph IV notice to allow the court to resolve the suit. Even if Barr receives a final approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (April 2006) or a district court decision in its favor. There can be no assurance that the Company will be successful in the suit. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the current expiry of the existing Hatch-Waxman exclusivity in October 2004. This may have a material adverse impact on the Company’s results and financial position.

CARBATROL

In August 2003 the Company received a Paragraph IV notice from Nostrum Pharmaceuticals, Inc. (“Nostrum”) alleging that Shire Laboratories Inc.’s two US patents for CARBATROL are not infringed by Nostrum’s 300 mg extended release carbamazepine product, which is the subject of a Nostrum pending ANDA. This dose strength represents half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories Inc. filed suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents to preserve its rights while it continues to review information relating to the Paragraph IV notice. There can be no assurance that the Company will succeed in establishing Nostrum’s liability. If the suit does not result in a judgment against Nostrum, then Nostrum could be in a position to market its extended release carbamazepine product upon FDA final approval of its ANDA. This may have an adverse impact on the Company’s results and financial position.

PHENTERMINE

During the three months ended September 30, 2003, additional lawsuits were filed, primarily in Texas state courts, against Shire US Inc. and other defendants in the litigation generally known as the “fen-phen” litigation. The defendants in the filings made during the three months ended September 30, 2003 included fenfluramine defendant, American Home Products (AHP). The Plaintiffs in these new filings are individuals who elected to opt-out of the national settlement reached earlier with AHP. With the recent filings, the number of active cases against Shire US Inc. is 405.

ADDERALL TRADE DRESS

In October 2003, in the ADDERALL trade dress litigation with Barr, Shire US Inc., and Barr announced that they have agreed to terminate the litigation pending between them in the United States District Court for the District of New Jersey.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Chairman of the Audit Committee of Shire pre-approves all non-audit services, including tax advisory and compliance services, provided by the Company’s independent auditors, Deloitte & Touche LLP. A process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2 Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1 Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

During the third quarter ended September 30, 2003, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

A report on Form 8-K was filed on July 15, 2003 that included the Company’s News Release, announcing that the Company would announce second quarter 2003 earnings on Thursday July 17, 2003.

A report on Form 8-K was filed on July 25, 2003 that included the Company’s News Release, announcing that XAGRID (TM) anagrelide hydrochloride received a positive opinion from the European Committee for Proprietary Medicinal Products (CPMP).

A report on Form 8-K was filed on July 30, 2003 that included the Company’s News Release, announcing the Company’s appointment of a new Non-Executive Director.

A report on Form 8-K was filed on July 31, 2003 that included the Company’s News Release, announcing the Company’s results for the second period ended June 30, 2003.

A report on Form 8-K was filed on August 8, 2003 that included the Company’s News Release, announcing the Company’s block listing six monthly review.

A report on Form 8-K was filed on August 12, 2003 that included the Company’s News Release, announcing the Company’s new patent for ADDERALL XR (R) issued by the United States Patent and Trademark Office.

A report on Form 8-K was filed on September 3, 2003 that included the Company’s News Release, announcing the Company’s legal suit filed against Barr Laboratories.

A report on Form 8-K was filed on September 11, 2003 that included the Company’s News Release, announcing the Company’s application to the UK Listing Authority and the London Stock Exchange for a block listing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)

Date: November 14, 2003
/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive

Date: November 14, 2003
/s/ Angus Russell

	By:	Angus Russell
Group Finance Director