Form 10-K
period 2003-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2004-03-12
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29630

SHIRE PHARMACEUTICALS GROUP PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham,
Basingstoke, Hampshire, England, RG24 8EP	+44 1256 894 000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

American Depositary Shares, each representing 3 Ordinary Shares 5 pence par value per share	NASDAQ National Market

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

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]     No [   ]

As of June 30, 2003, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $3,203 million. This was computed using the average bid and asked price at the above date.

As of March 1, 2004, the number of outstanding ordinary shares of the Registrant was 478,922,099.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact on Shire’s Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to the expected product approval dates of lanthanum carbonate (FOSRENOL®), METHYPATCH®, XAGRID® and the adult indication for ADDERALL XR®, the implementation of the planned reorganization and other risks and uncertainties detailed from time to time in Shire’s filings, including this Annual Report filed on Form 10-K for the year ended December 31, 2003 by Shire, with the Securities and Exchange Commission.

The following are trademarks, either owned or licensed by Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed amphetamine salts)
ADDERALL® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
ALERTEC® (modafinil)
AMATINE® (midodrine hydrochloride)
CALCICHEW® (calcium carbonate)
CARBATROL® (carbamazepine)
COLAZIDE® (basalazide)
ETHMOZINE® (moracizine hydrochloride)
FOSRENOL® (lanthanum carbonate)
FLUVIRAL® S/F (split virion influenza vaccine)
INDURGAN® (omeprazole)
METHYPATCH® (methylphenidate)
PERMAX® (pergolide mesylate)
PROAMATINE® (midodrine hydrochloride)
SOLARAZE® (diclofenac sodium 3%)
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)
VANIQA® (eflornithine hydrochloride)

The following are trademarks of third parties.

3TC (trademark of GlaxoSmithKline (GSK))
ADEPT (trademark of ML Laboratories)
COMBIVIR (trademark of GSK)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
FARESTON (trademark of Orion)
HEPTOVIR (trademark of GSK)
PENTASA (trademark of Ferring AS)
REMINYL (trademark of Johnson & Johnson)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

SHIRE PHARMACEUTICALS GROUP PLC

2003 Form 10-K Annual Report

Table of contents

PART I
ITEM 1. BUSINESS
General	4
Recent Developments	4
Financial information about operating segments	5
Strategy	5
Sales and marketing	5
Principal licensing and collaborative agreements	16
Manufacturing and distribution	18
Intellectual property	18
Competition	19
Government regulation	20
Third party reimbursement	22
Corporate social responsibility	22
Employees	22
Risk factors	22
Available information	28
ITEM 2. PROPERTIES	29
ITEM 3. LEGAL PROCEEDINGS	30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS	32
ITEM 6. SELECTED FINANCIAL DATA	34
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS	36
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	57
ITEM 9A. CONTROLS AND PROCEDURES	58

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	59
ITEM 11. EXECUTIVE COMPENSATION	62
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	66
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	68

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	69

PART I

ITEM 1: Business

General

Shire Pharmaceuticals Group plc and its subsidiaries (collectively referred to as Shire, the Company or the Group) is a global pharmaceutical company with a strategic focus on meeting the needs of the specialist physician. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians.

Shire was incorporated under the laws of England and Wales on January 1, 1994 and is a public limited company.

In May 2001, Shire merged with BioChem Pharma, Inc. (BioChem), an international pharmaceutical company based in Laval, Canada. This brought anti-infective projects to Shire as well as a royalty stream on sales of 3TC and ZEFFIX, out-licensed to GlaxoSmithKline (GSK).

In September 2002, Shire acquired Atlantic Pharmaceutical Services, Inc. (APS), subsequently renamed Shire US Manufacturing Inc. (SUMI), which includes a state-of-the-art manufacturing facility located in Owings Mills, Maryland. It is expected that the SUMI facility will become a primary or secondary manufacturer for ADDERALL XR, CARBATROL, PENTASA and DEXTROSTAT in 2004. This will mitigate Shire’s supply risk in the US, in line with the Company’s policy of dual sourcing key products.

In February 2003, the Company acquired the worldwide sales and marketing rights to METHYPATCH, a methylphenidate transdermal delivery system for the once-daily treatment of attention deficit hyperactivity disorder (ADHD) from Noven Pharmaceuticals Inc. Also during 2003, the Company acquired five products for the Canadian market from DRAXIS Health Inc. and certain international rights to VANIQA from Women First Healthcare, Inc.

Recent developments

As a result of Shire's rapid growth, a complex operational structure was created. In order to better integrate, coordinate and rationalize our business activities, Shire has embarked on a wide reaching strategic change program. The aim is to move the Company from a silo structure to a globally integrated organization composed of cross-functional teams with clear accountability for delivering results. The business will also be serviced by support functions that will be global in their outlook. The management model has been changed to accomplish this.

The introduction of Portfolio Teams and the housing of research and development (R&D) and US commercial functions under one roof will improve communication and focus, and speed up the process of making decisions.

The US is the world’s largest pharmaceuticals market, where the Company already generates 68% of its revenues and where more than 50% of employees are based. In recognition of this the Company will establish a new corporate office on the East Coast; Pennsylvania is being considered in this regard. In addition to the vaccine sites in Canada and the US that will be exited, the Company will close its Newport, Kentucky and Rockville, Maryland sites. The Company foresees having just four major North American facilities by the end of 2005 compared with fourteen at the beginning of 2003.

The International division will continue to be led from the UK and appropriate R&D presence will also be mainained in Basingstoke to serve the European markets.

The cost of the change program in 2004 is estimated at approximately $55 million, split between retaining and relocating key staff to the new US headquarters, site closure costs and other relocation expenses. Whilst the change program will improve the operational efficiency of the Company, operational cost savings are also anticipated.

On March 10, 2004, Shire announced the appointment of David Kappler as a Non Executive Director, who will join the Shire Board in April 2004 and will take over the Chairmanship of the Audit Committee in June 2004. Mr Kappler, who is retiring in April 2004 from his present position as Chief Financial Officer of Cadbury Schweppes plc, the FTSE and NYSE listed global confectionery and beverages group, has held a range of senior finance positions during his almost 40 year career with that group.

Financial information about operating segments

Substantially, all of the Company’s revenues, operating profits or losses and net assets are attributable to the acquisition, research and development, manufacture, sale and distribution of pharmaceutical products within five operating segments: US, International, R&D, Biologics, and Corporate. Segment revenues, profits or losses and assets for 2003, 2002 and 2001 are presented in note 21 of the notes to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Strategy

Shire’s goal is to become a market leader in meeting the needs of the specialist physician in targeted segments within its core therapeutic focus areas; central nervous system (CNS), gastrointestinal (GI), renal and possibly other therapeutic areas as opportunities present themselves. Shire believes that a carefully selected portfolio of products with a strategically aligned relatively small sales force, will deliver strong results. The Company’s sales and marketing expertise as well as drug development competence is vital to deliver on this strategy.

Following a detailed strategic review conducted in 2003, the Company has revised its strategic priority. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible.

Shire has refocused its R&D efforts and technology to concentrate on areas where it has a commercial presence and is creating the flexibility to add new therapeutic areas based on project acquisition opportunities. The strategic review thoroughly evaluated the Group’s pipeline and refocused resources on four projects, which are currently in Phase II and III of development. This approach aims to deliver the combined benefit of increased returns and lower risks.

The implementation of these actions has resulted in:

  The exit from early stage research, therapeutic research which was completed in the third quarter of 2003;
  The planned exit from the vaccines business, which Shire is targeting to achieve around mid-year 2004.

These changes have implications for both the Group’s organizational structure and operating sites. The Company has a new global management structure aimed at close interaction between development, marketing and sales, and new people in key positions reporting directly to the Chief Executive Officer.

Recognizing Shire’s strategic intent to focus on North America and Europe, the Company has sought out-licensing partners to cover the Japanese market. The Company has successfully out-licensed the Japanese marketing and development rights to AGRYLIN and FOSRENOL to the Pharmaceutical Division of the Kirin Brewery Company Limited and Bayer Yakuhin Limited, respectively, each being companies with an established presence in this market.

Sales and marketing

At December 2003, the Company employed 767 sales and marketing staff to service its operations in the US, the UK, the Republic of Ireland, Germany, France, Spain, Italy and Canada. The Company believes that its sales and marketing infrastructure can be expanded quickly, if required, to meet current and new product opportunities.

Currently marketed products

The table below lists the Company’s key currently marketed products by therapeutic area, indicating the owner, licensor and marketer of the product and the territory in which the product is being marketed.

Products	Principal indication(s)	Owner/licensor	Marketed by/relevant territory

Treatments for central nervous system disorders

ADDERALL XR (mixed	ADHD	Shire	Shire / US [1]
amphetamine salts)

ADDERALL (mixed	ADHD	Shire	Shire / US
amphetamine salts)

CARBATROL (carbamazepine)	Epilepsy	Shire	Shire / US

REMINYL (galantamine	Alzheimer’s disease	Synaptech Inc.	Shire & Janssen / UK & Republic of
hydrobromide)			Ireland
Janssen / RoW

Treatments for gastro intestinal diseases

PENTASA (mesalamine)	Ulcerative colitis	Ferring	Shire / US

COLAZIDE (balsalazide)	Ulcerative colitis	Shire	Shire/Europe

Treatments and preventatives for viral infections

3TC/EPIVIR	HIV	Shire**	Shire & GSK / Canada, GSK / RoW
COMBIVIR	HIV	Shire**	Shire & GSK / Canada, GSK / RoW
TRIZIVIR	HIV	Shire**	Shire & GSK / Canada, GSK / RoW
ZEFFIX/EPIVIR HBV/	Hepatitis B infection	Shire**	Shire & GSK / Canada, GSK / RoW
HEPTOVIR[2]

Treatments for other diseases

AGRYLIN (anagrelide	Thrombocytosis	Shire	Shire / US and Canada[3]
hydrochloride)	secondary to a
myeloproliferative
disorder
PROAMATINE / AMATINE	Symptomatic	Nycomed	Shire / US and Canada
(midodrine hydrochloride)	orthostatic
hypotension
CALCICHEW (calcium	Adjunct in	Nycomed	Shire / UK and Republic of Ireland[3]
carbonate) range	osteoporosis
FARESTON (toremifene)	Metastic breast	Orion	Shire / US
cancer

1	ADDERALL XR has been approved for marketing in Canada - February 2004
[2]	This is not a comprehensive list of trademarks for this product as various others are used in smaller markets.
3	Also distributed in other worldwide markets on Shire’s behalf.
**	GSK is the owner / licensor of some rights in these products.

Treatments for central nervous system disorders

ADDERALL XR and ADDERALL

ADHD is estimated to affect between 3% and 7% of children in the US. Symptoms present themselves as impulsivity/hyperactivity, inattention or both. In approximately 66% of children affected by the disorder, symptoms will persist into adulthood, with estimates of up to 8.2 million adults in the US having ADHD. According to IMS Health, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was approximately $2.0 billion for the year ended December 31, 2003.

Shire’s products, ADDERALL XR and ADDERALL, contain a combination of mixed amphetamine salts. ADDERALL was launched in 1996 and was the ADHD brand leader at the end of 2001. ADDERALL XR is a patented formulation of ADDERALL that uses Shire Laboratories’ Microtrol® drug delivery technology and is designed to provide an all day treatment with one morning dose. It can be administered as a capsule or sprinkled on soft food. In the ADHD market, a once-a-day formulation provides the following important patient benefits:

  provides all day control of symptoms;
  avoids the need for medication to be taken at school;
  reduces the risk of diversion;
  allows parental control of medication; and
  offers potential for improved compliance.

ADDERALL XR was approved by the US Food and Drug Administration (FDA) in October 2001. In November 2001 a formulation and pharmaceutical composition patent relating to ADDERALL XR was issued by the US Patent and Trademark Office, providing coverage through 2018. The product was launched by promotion to doctors in November, 2001. According to IMS Health, ADDERALL XR achieved a 22.6% share of the US prescription ADHD market for the month of December 2003.

In May 2003, at the request of the FDA to submit data relating to ADDERALL XR in adolescents (pediatric Written Request), Shire is evaluating ADDERALL XR in adolescents. This could extend the existing three year marketing exclusivity under the Hatch-Waxman Act (Hatch Waxman) from October 2004 to April 2005.

On February 11, 2002, Barr Laboratories Inc. (Barr) announced FDA approval to market a generic version of the original ADDERALL formulation, which is not patent protected. Since then, several other companies have also obtained approval and launched generic versions of ADDERALL. However, much of the ADDERALL business has been switched to ADDERALL XR, a protected, longer acting formulation.

Shire’s extended release “once daily” ADDERALL XR, is covered by two US patents. Shire has been notified that Barr has submitted an abbreviated new drug application (ANDA) under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiration dates of the two US patents and alleging that one patent is invalid and one is not infringed by Barr’s mixed amphetamine salt product. The Company has filed two suits against Barr seeking a ruling that Barr’s product infringes both of Shire’s US patents. See ITEM 3: Legal Proceedings, for further information.

Shire was also notified in November 2003 that Impax Laboratories Inc. (Impax) has submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR, prior to the expiry of Shire’s two US patents and alleging that the patents are not infringed by Impax’s mixed amphetamine salt product. In December 2003, the Company filed suit against Impax seeking a ruling that Impax’s product infringes Shire’s two US patents. See ITEM 3: Legal Proceedings, for further information.

Two new life cycle management projects for the ADDERALL franchise are currently under development (SPD465 and SPD483).

CARBATROL

Approximately 2.3 million people in the US suffer from epilepsy, a disorder that is characterized by a propensity for recurrent seizures and is defined by two or more unprovoked seizures. CARBATROL is an extended release formulation of carbamazepine that uses Shire Laboratories’ Microtrol technology. It can be administered as a capsule or sprinkled on food and delivers consistent blood levels of drug over 24 hours, when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL’s extended release formulation therefore provides potential compliance advantages for patients. Carbamazepine is one of the most widely prescribed antiepileptic drugs, and is considered to be the gold standard molecule1 in the treatment of partial seizures. In the US prescription numbers for CARBATROL increased from approximately 900,000 in 2002 to nearly one million in 2003. A new 100mg strength was also launched in the US at the end of 2003.

1. For the treatment of systematic localized-entry epilepsy, (simple partial, complex partial, secondary generalized).

The FDA approved CARBATROL on September 30, 1997 for marketing in the US and it was launched in the US in June 1998. CARBATROL is covered by two US patents, with expiration dates of 2011 and 2016 respectively. Patent applications covering this technology are pending in other countries.

Following FDA approval of a second source of supply in 2002, Shire relaunched CARBATROL to the US epilepsy market in January 2003.

In August 2003, Shire received a notice that Nostrum Pharmaceuticals, Inc. (Nostrum) had filed an ANDA for CARBATROL 300mg. See ITEM 3: Legal Proceedings, for further information.

REMINYL

Alzheimer's disease is the most common form of dementia in the US. It affects the ability to carry out normal daily activities and affects memory, language and behavior. It is progressive, with death usually occurring within eight to ten years following the onset of symptoms. It is estimated that approximately 4 million people in the US suffer from Alzheimer's disease.

REMINYL is used for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. The Company is licensed to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer’s disease and related dementias throughout the world, excluding North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company in turn has granted a sub-license to Janssen to develop, manufacture and sell REMINYL in all territories licensed to the Company, except the UK and the Republic of Ireland. Janssen has been separately licensed to develop, manufacture and sell REMINYL in North America, Japan, Korea, Taiwan, Thailand and Singapore.

REMINYL was launched by Shire in the UK in September 2000 followed by launches in a number of other countries during late 2000 and 2001. In the US, REMINYL was approved by the FDA in February 2001 and launched in May 2001 by Janssen.

REMINYL was launched using natural galantamine extracted from daffodil bulbs. Regulatory approval for the manufacture of synthetic galantamine was gained in 2001 in Europe and the US.

Treatments for gastrointestinal diseases

PENTASA

Ulcerative colitis, a type of inflammatory bowel disease, is a chronic, relapsing disease in which part or all of the large intestine becomes inflamed and often ulcerated. This condition is estimated to affect upwards of 1.2 million people worldwide. The mainstay of treatment for inflammatory bowel disease is 5-aminosalicylate-based (mesalamine) products.

PENTASA controlled-release capsules are indicated for the induction of remission and for the treatment of patients with mildly to moderately active ulcerative colitis. PENTASA is an ethylcellulose-coated, controlled release capsule formulation of mesalamine designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract.

Treatments and preventatives for viral infections

3TC/EPIVIR, COMBIVIR, TRIZIVIR

The Human Immunodeficiency Virus (HIV) is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome (AIDS). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

Lamivudine was originally discovered by BioChem Inc., a wholly-owned subsidiary of Shire, and out-licensed to Glaxo Wellcome in 1990. Shire receives royalties on worldwide sales of lamivudine (now marketed in various single and combination formulations, including 3TC/EPIVIR, COMBIVIR and TRIZIVIR), except in Canada, where a commercialization partnership with GlaxoSmithKline (GSK) exists. These products are sold worldwide.

According to UNAIDS, in December 2003 there were 40 million adults and children living with the HIV infection worldwide. Estimates suggest that there were 5 million new infections in 2003.

ZEFFIX

Hepatitis B (HBV) virus is the causative agent of both acute and chronic forms of hepatitis B, a liver disease which is a major cause of death and disease throughout the world. Over 2 billion people worldwide have, at some point, been infected with the HBV virus. Of these 2 billion, there are over 350 million people chronically infected. Vaccines to prevent infection by HBV are currently available, however, they have not been shown to be effective in those already infected with the virus.

Lamivudine has also been shown to be effective against the HBV virus and is marketed as ZEFFIX and various other trademarks around the world. The Company has also entered into agreements with GSK in connection with this indication and the Company receives royalties on sales of lamivudine by GSK for treatment of chronic infection by HBV except in Canada, where a commercialization partnership with GSK exists.

Treatments for other diseases

ANAGRELIDE HYDROCHLORIDE (AGRYLIN/XAGRID)

Myeloproliferative disorders (MPD), including essential thrombocythemia (ET) and polycythemia vera (PV), are a group of diseases in which one or more blood cell types are overproduced. In the case of platelets, which are involved in the blood clotting process, excess numbers can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

Licensed from Bristol Myers Squibb in 1991, AGRYLIN (anagrelide hydrochloride) was approved by the FDA for the treatment of ET in 1997 with an expanded indication for thrombocytosis (elevated platelet count) secondary to all MPDs granted in 1998. AGRYLIN is marketed in a number of countries outside of the US and is in registration in the EU for ET under the trade name XAGRID.

Orphan drug exclusivity for AGRYLIN in the US expires in March 2004 although the Company has received a pediatric Written Request from the FDA that could extend this period by a further six months to September 2004.

In December 2003, the Company granted rights to the Pharmaceutical Division of Kirin Brewery Company Ltd to develop, market and sell AGRYLIN in Japan, the world’s second largest pharmaceuticals market.

The Company holds patents and patent applications in the US and other selected countries including Europe relating to processes for producing the active ingredient, anagrelide.

PROAMATINE

In 1996, PROAMATINE was approved by the FDA for the treatment for orthostatic hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. A seven year period of market exclusivity in the US expired in September 2003 and generic competitors have since entered the market.

CALCICHEW range

Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than 3 million people in the UK are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in estrogen production following menopause.

Shire’s principal products for the adjunctive treatment of osteoporosis are the CALCICHEW range of calcium and calcium/vitamin D supplements which are sold mainly in the UK and the Republic of Ireland. The CALCICHEW range includes, CALCICHEW 500mg, CALCICHEW FORTE, CALCICHEW-D3 and CALCICHEW-D3 FORTE.

FARESTON

Shire currently licenses the US marketing rights to FARESTON (toremifene) from Orion Corporation. FARESTON is indicated for the treatment of metastatic breast cancer in postmenopausal women with estrogen-receptor positive or unknown tumors. FARESTON is available as a 60mg once-a-day oral tablet and received marketing approval in the US in May of 1997.

Products under development

Shire’s R&D activities are designed to support the Company’s commercial success in key global markets with particular emphasis on the US, which represents approximately one-half of the world market. This requires R&D investment in a number of areas including supporting the extension of the life-cycle of existing marketed products, the development of new medicinal products and the identification and assessment of new product opportunities.

Shire has more recently refocused its R&D efforts towards later-stage opportunities, recognizing that in-licensing of later-stage development projects reduces financial and technical risks associated with earlier stage research. This is compatible with the “search, development, sell” strategy and has led to the closure of Lead Optimization in Canada. In parallel, Shire has narrowed its current development focus to three core therapeutic areas – CNS, GI and renal. This reduced breadth of development would also make room for the possibility of new therapeutic areas that could be introduced through business development activities.

To further focus R&D support on late-stage development activities for key global markets in core therapeutic areas, Shire is in the process of out-licensing and/or partnering a number of development programs. Shire has recently out-licensed the rights to develop and market two late-stage projects in Japan (AGRYLIN and FOSRENOL), in order to allow it to focus its R&D activities on US and European markets. Out-licensing discussions continue for TROXATYL. In addition, partnering discussions are underway for SPD754 (HIV); the remaining antiviral projects SPD756 (HIV) and SPD760 (Hepatitis C) are also now available for partnering. In addition, work on the disposal of Shire’s vaccines business is continuing.

Shire is currently part-way through re-structuring its R&D resources to support this re-focusing of R&D activity. Shire plans to continue its virtual R&D approach - extensively utilizing external clinical research organizations – with R&D support for key markets in US and EU locations.

The table below lists the Company’s key products under development by therapeutic area, indicating the most advanced development status in any market for each project and Shire’s territorial rights.

Product(s)	Principal indication(s)	Most advanced development status	Shire’s territorial rights

Treatments for central nervous system disorders

ADDERALL XR (Adult)	ADHD	Registration US	Global

METHYPATCH	ADHD	Registration US	Global

BIPOTROL	Bipolar disorder	Registration US	Global

SPD503	ADHD	Phase III	Global

SPD473	ADHD	Phase II	Global

SPD465	ADHD	Phase I	Global

SPD483	ADHD	Preclinical	Global

Treatments for gastro intestinal diseases

PENTASA (500mg)	Ulcerative colitis	Phase II	US

SPD476	Ulcerative colitis	Phase III	Key major markets
worldwide
SPD480	Ulcerative colitis	Phase II	Key major markets
worldwide
Treatments of renal diseases

FOSRENOL (lanthanum	Hyperphosphatemia	Registration (EU, US and	Global
carbonate) [1]	in end stage renal	Canada)
	disease	Phase 1 Japan

Treatments for viral infections

SPD754*	HIV	Phase II	Global

SPD756**	HIV	Phase I	Global

SPD760**	Hepatitis C	Preclinical	Global

Preventatives for viral infections***

SPD707	Influenza vaccine	Phase II2	Global

SPD701	Influenza vaccine[3]	Phase I	Global

SPD703	Streptococcus	Phase I	Global
pneumoniae vaccine
SPD704	Neisseria meningitidis	Phase I	Global
vaccine

SPD705	Pseudomonas	Phase I	Global
aeruginosa vaccine

Treatments for other diseases

AGRYLIN / XAGRID	Essential	Registration (EU)[4]	Global
thrombocythemia
TROXATYL*	Acute Myeloid	Phase II	Global
Leukemia
TROXATYL *	Pancreatic cancer	Phase II	Global

*	Product available for out-licensing.
**	Product available for partnership opportunities.
***	These products form part of the Company’s vaccines business and would not be retained should the Company exit that business.

1	This project is referred to as FOSRENOL throughout this document, but was previously known as Project Lambda or Foznol.
2	This product is marketed in Canada under the trademark FLUVIRAL S/F and is under development for markets outside of Canada.
3	This influenza vaccine antigen is produced in cell culture, in contrast to SPD707, which is produced in chicken eggs.
4	This product is marketed in the US and Canada under the trademark AGRYLIN and is currently in registration in the EU, under the name XAGRID.

Treatments for central nervous system disorders

ADDERALL XR (Adult)

A supplemental New Drug Application (sNDA) filing was made in December 2002 for use of ADDERALL XR in adults. An approvable letter was sent by the FDA in October 2003 following its review of this application and Shire is working with the FDA to address the questions raised in this letter. Under Hatch Waxman, upon approval, the adult indication will qualify for three years of marketing exclusivity.

METHYPATCH

On February 27, 2003, Shire announced the acquisition of the worldwide sales and marketing rights of METHYPATCH, from Noven Pharmaceuticals Inc. (Noven).

A methylphenidate transdermal delivery system, for the once-daily treatment of ADHD, METHYPATCH will enable Shire to develop a new presence in the methylphenidate segment of the market, which currently represents nearly half of the US ADHD prescription volume.

In April 2003, Noven received a ‘not approvable’ letter from the FDA in response to its June 27, 2002 NDA. Noven has an ongoing dialogue with the FDA and Shire is working with Noven to resolve issues raised by the FDA.

METHYPATCH has a technology patent until 2012 and composition patents in the US and other key markets until December 2018.

BIPOTROL (SPD417) for bipolar disorder

There are an estimated 1.5 million adults with this disorder in the US alone. Shire has investigated BIPOTROL for use in bipolar disorder. Phase III studies have been conducted and in February 2004 Shire filed an NDA for this indication. If approved, BIPOTROL would be the first US carbamazepine product indicated for the acute treatment of manic and mixed episodes in patients with bipolar disorder and will qualify for 3-years exclusivity under Hatch-Waxman.

SPD503

SPD503 (guanfacine) is a non-scheduled compound that has been developed for use in ADHD. Phase III development commenced early in 2003 where utility in both pediatrics and adults is being investigated. SPD503 is patented through 2015.

SPD473

SPD473 is a mixed monoamine reuptake inhibitor, affecting three neurotransmitters that may be implicated in ADHD (noradrenaline, serotonin and dopamine). Initially investigated for the indications of Parkinson’s disease and depression, development was switched to ADHD and the first Phase II (Proof of Concept) study in ADHD commenced in August 2003. SPD473 is patented through 2015.

SPD465 and SPD483

SPD465 and SPD483 are new life-cycle projects for the ADDERALL franchise. SPD465 offers an augmented duration of effect and is currently in Phase I of development, while SPD483 has reached Pre-clinical development.

SPD451

Parkinson’s disease causes a progressive loss of movement, rigidity, postural abnormalities and tremors. SPD451, a dopamine D1 agonist, was in-licensed from CeNeS Pharmaceuticals plc in December 2000.

Treatments for gastro intestinal diseases

Ulcerative colitis is a serious chronic inflammatory bowel disease of the colon. Typically patients go through periods of relapse and remission over a number of years. 5-aminosalicylic acid (5-ASA) based products are the first line treatment for ulcerative colitis. Existing treatments generally require the patients to ingest a large volume of pills and are differentiated by the manner of release of the active drug in the colon.

PENTASA

PENTASA 250mg is a 5-ASA based product marketed by Shire in the US for ulcerative colitis. The formulation patent expired in 2002. A 500mg dosage form is being developed to aid patients who often need to take large doses of this medication. A 500mg dosage will reduce the volume of pills they are required to ingest. A sNDA for this project was filed with the FDA March 8, 2004.

SPD476

SPD476 is being developed as a high strength (1200mg) 5-ASA based product for ulcerative colitis using a unique formulation and delivery platform. Rights to SPD476 in key global markets were licensed from Giuliani SpA on May 6, 2002. The formulation of this product is patented through 2020.

Following encouraging Phase II results of SPD476 versus Asacol 4g rectal suspension, (study conducted and reported by Giuliani SpA), Shire progressed SPD476 into Phase III development in September 2003.

SPD480

SPD480 is a 5-ASA based product formulated in a single dose, 2g and 4g, foam for rectal delivery in the treatment of ulcerative colitis. Rights to key global markets were licensed from Giuliani SpA in October 2002. This product will provide an alternative treatment for distal/rectal ulcerative colitis and is currently in Phase II development.

Treatments for renal diseases

FOSRENOL for hyperphosphatemia

It is estimated that there are nearly one million patients worldwide with end-stage renal disease. In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the resultant retention and elevated blood phosphate levels (hyperphosphatemia) can combine with other biochemical disturbances and result in bone disorders described as renal osteodystrophy. Recent research also suggests that hyperphosphatemia is associated with the development of cardiovascular disease which accounts for nearly 50% of deaths in dialysis patients.

FOSRENOL is Shire’s phosphate binder for use in end-stage renal failure patients receiving dialysis. FOSRENOL binds dietary phosphate in the stomach to prevent it from passing through the gut lining. Based upon this mechanism of action, phosphate absorption from the diet is decreased. FOSRENOL is formulated as a convenient chewable tablet. Shire’s clinical package now includes data from four years of use of FOSRENOL in patients in clinical trials.

Approval of FOSRENOL for use in the US is now being sought and a NDA was submitted to the FDA. In February 2003 Shire received an approvable letter. A dialogue has been initiated with the FDA to resolve the FDA’s questions and Shire is hopeful of approval during 2004.

Approval of FOSRENOL has also been sought in Europe for the treatment of hyperphosphatemia and following submission to the European Marketing Authorization Application (MAA), Shire entered into discussions with the Reference Member State (RMS) reviewing the data package, and Shire is hopeful of approval during 2004.

In December 2003, the rights to develop, market and sell FOSRENOL in Japan were out-licensed to Bayer AG, in line with Shire’s strategy to focus its resources on its core markets in North America and Europe.

Treatments for viral infections

The Shire portfolio contains two antiretroviral compounds; SPD756 (formerly BCH 13520) and SPD754 (formerly BCH 10618) currently in Phase I and II of development respectively.

SPD754

SPD754 is a cytidine analogue nucleoside reverse transcriptase inhibitor (NRTI) in development for the treatment of HIV, including HIV resistant to other NRTIs.

The first Phase II study with SPD754 was presented at the 2nd International AIDS Society (IAS) meeting in Paris (July 2003). This study evaluated the anti-viral activity and safety of four doses of SPD754 versus placebo in treatment-naïve, HIV infected subjects. SPD754 was shown to have potent anti-viral activity and to be well tolerated with an adverse event profile similar to that of placebo.

As a result of the recent strategic decision to focus on its three core therapeutic areas, Shire is seeking partnership opportunities for SPD754.

SPD756

SPD756 is a guanosine NRTI in development for the treatment of HIV.The project has entered Phase I development.

As a result of the recent strategic decision to focus on its three core therapeutic areas, Shire is seeking partnership opportunities for SPD756.

SPD760

SPD760 is a project for the treatment of Hepatitis C Virus (HCV). As a result of the recent strategic decision to focus on its three care therapeutic ideas, Shire is seeking partnershp opportunities for SPD760.

Preventatives for viral infections

As mentioned previously, the Company is in the process of disposing of its vaccines business. The influenza and antibacterial products referred to below form part of the vaccines business and would not be retained by the Company following a disposal.

Influenza vaccines

SPD707

SPD707, a split-virion egg-derived influenza vaccine, was introduced as a development project during the third quarter of 2001. It is already manufactured and marketed by the Company in Canada as FLUVIRAL S/F. Shire is now capitalizing on its global rights to FLUVIRAL S/F by investigating the potential for other markets, primarily the US and Europe. This project is considered to be at the end of Phase II.

SPD701

SPD701 is a cell-based influenza vaccine. Prior to the merger, BioChem announced in its first quarter 2001 financial results that its agreement with GSK to develop SPD701 had been terminated. In Shire’s third quarter 2001 financial results it was confirmed that development of SPD701 would not continue until a new partner has been found.

Antibacterial vaccines

There is a great need for new antibacterial vaccines, especially given the increasing resistance of many bacteria to current antibiotics. As existing vaccines often do not provide effective immunization against many bacteria, the Company is developing a new generation of antibacterial vaccines based on innovative recombinant protein technology.

In April 2000, the Company concluded a partnership agreement with the Canadian government through Technology Partnerships Canada (TPC). Under the agreement, the Canadian government has agreed to contribute up to CAN$80 million (approximately $62 million) to the development of recombinant protein vaccines over a period of approximately six years. For the year ended December 31, 2003, the contributions due from the Canadian government amounted to CAN$5.0 million (approximately $3.4 million) based on eligible research and development expenditure. This contribution is accounted for as a reduction against research and development costs charged to operations.

Shire has three vaccines in development against the following bacteria: Streptococcus pneumoniae, Neisseria meningitidis and Pseudomonas aeruginosa.

SPD703 - Streptococcus pneumoniae vaccine

The Company believes that its protein-based vaccine, SPD703, should more effectively stimulate the immune system and has the potential to provide improved protection for both infants and older people across all S. pneumoniae strains. This project is at Phase I of development.

SPD704 - Neisseria meningitidis vaccine

The Company’s meningococcal vaccine candidate, SPD704, is designed to protect against infection by N. meningitidis. Two of the most common outcomes of infection by N. meningitidis are meningococcal meningitis and septicemia.

Existing polysaccharide vaccines and current and future polysaccharide conjugate vaccines against N. meningitidis only protect against four of the 12 serogroups of N. meningitides. Furthermore, none protect against serogroup B, the most common strains of the bacteria in industrialized countries. SPD704 appears to have the potential to induce a potent and long-lasting immunity against all strains of N. meningitidis, including group B. If these properties are confirmed in clinical trials, the Company’s recombinant protein vaccine against N. meningitidis will be a significant medical advance. This vaccine has been in Phase I clinical trials.

SPD705 - Pseudomonas aeruginosa vaccine

P. aeruginosa is one of the leading causes of life-threatening nosocomial (hospital acquired) infections. It causes chronic degenerative pulmonary disease in cystic fibrosis patients and can cause death in 30% of immunocompromised patients. There is a high and increasing level of antibiotic resistance to this bacteria.

The Company is collaborating with Cytovax Biotechnologies Inc. (Cytovax) in the development of a vaccine against P. aeruginosa, known as SPD 705. This project moved into Phase I of development in February 2002, for which Cytovax Biotechnologies has conducted the initial Phase I trial.

Treatments for other diseases

ANAGRELIDE HYDROCHLORIDE (AGRYLIN/XAGRID)

Anagrelide hydrochloride is marketed in a number of territories including the US where it has the trade name AGRYLIN. and is being developed in Europe (XAGRID) for the reduction of elevated platelet count in the chronic disorder essential thrombocythemia. Platelet reduction is associated with a reduced risk of blood clots and other bleeding events and research indicates that a key benefit of XAGRID is its platelet selectivity, targeting only those cells that develop into platelets.

An MAA filing was made in March 2002 and in July 2003 a positive opinion was received from the Committee for Proprietary Medicinal Products (CPMP), the scientific committee of the European Medicines Evaluation Agency (EMEA). XAGRID has Orphan Drug designation in Europe and, upon marketing authorization approval, will be granted up to 10 years market exclusivity in Europe.

TROXATYL for acute myeloid leukemia (AML) and pancreatic cancer

TROXATYL is a dioxolane nucleoside analogue that acts as a complete DNA chain terminator and DNA polymerase inhibitor. This mechanism of action interferes with the ability of cancer cells to replicate. In addition, data suggests that unlike other cytidine analogues used in oncology, TROXATYL is not degraded by cytidine deaminase, an enzyme used by cancer cells to resist a number of other cancer treatments.

TROXATYL is initially being clinically evaluated for two types of cancer; AML and pancreatic cancer. Both projects are currently studying combination use with other agents (Ara-C in AML and gemcitabine in pancreatic cancer). This project is currently in Phase II development.

Following Shire’s strategic review, oncology will no longer be a therapeutic area of focus in research and development. The Company is seeking to out-license TROXATYL for the treatment of AML and pancreatic cancer and activities associated with this initiative are ongoing.

Drug delivery technologies

Shire has developed several drug delivery technologies that can be applied to drugs in order to enhance their effectiveness or their convenience to patients. Generally, this involves reformulating the drug into a new delivery system designed either to enhance the absorption of the drug into the blood stream or, alternatively, to delay absorption of the drug into the bloodstream, thereby requiring the patient to take fewer daily doses.

The Company’s portfolio of drug delivery technologies includes technologies to predict and enhance bioavailability of drugs as well as technologies to develop oral controlled release profiles. The Company has employed these technologies selectively to develop its own unique products such as CARBATROL and ADDERALL XR.

Principal licensing and collaborative agreements

Various Galantamine agreements

Pursuant to an agreement with Synaptech Inc., the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, the Company has undertaken technical, pre-clinical and clinical work on the use of REMINYL in Alzheimer's disease and related dementias and has agreed to pay royalties on sales of REMINYL. The Company has also entered into a co-development agreement with Janssen (part of the Johnson & Johnson Group) under which it licensed to Janssen all of its clinical data and know-how relating to the use of galantamine in Alzheimer's disease and related dementias worldwide, except for the UK and the Republic of Ireland. Under these arrangements, Janssen undertook to finance substantially all the future research and development costs of REMINYL as a treatment for Alzheimer's disease and related dementias, conduct clinical trials, obtain regulatory approvals and manufacture and market REMINYL.

The Company’s rights to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer's disease and related dementias under the patents of Synaptech extend throughout the world, but exclude North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company, in turn, entered into a sub-license with Janssen under which it granted Janssen exclusive rights to develop, manufacture and sell REMINYL for use in Alzheimer's disease in all territories licensed to the Company, except the UK and the Republic of Ireland. The Company also has the right to reacquire the rights to sell REMINYL in one of a specified group of major European countries five or 10 years after commercial launch. Janssen has entered into a separate license agreement with Synaptech covering North America, Japan, Korea, Taiwan, Thailand and Singapore. Synaptech authorized the Company to enter into the above co-development agreement and the above sub-license agreement with Janssen, under which, among other things, the Company will receive royalties on sales of REMINYL by Janssen in the US. As a result, the Company is dependent on Janssen for revenues derived from REMINYL.

The co-development agreement and sub-license granted to Janssen may be terminated by Janssen on 90 days' notice. If Janssen exercises its right to terminate the license and co-development agreement under this provision, the licenses granted to Janssen, terminate and Janssen is obligated to transfer to the Company data and other information and responsibility for the management of continuing development and registrations of the product. The costs of ongoing studies will be shared by Janssen and the Company in the proportions prescribed in the agreement for three months after the date of termination, except for the costs payable for clinical trials, which will be shared equally until they can be properly terminated. Under the agreement, the Company has the right to complete the registration of the products and seek alternative partners.

Lamivudine

By agreement between Shire BioChem and GSK dated January 31, 1990 and amended as of November 20, 1995, Shire BioChem licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell the nucleoside analogue lamivudine marketed as 3TC, ZEFFIX, HEPTODIN, HEPTOVIR, EPIVIR, EPIVIR-HBV, COMBIVIR and TRIZIVIR (together referred to in this section as “lamivudine”). A partnership exists between GSK’s Canadian subsidiary, GSK Inc., and Shire BioChem to supply, market and sell lamivudine in Canada. GSK has agreed to manufacture all the required lamivudine to be supplied in Canada by the partnership.

In consideration for the grant of such rights, GSK agreed to undertake and fund the development of lamivudine and to pay Shire BioChem a royalty on sales of lamivudine. The amount of relevant patent prosecution costs and certain contractual and litigation costs may be deducted from royalties payable to Shire BioChem by GSK. If GSK terminates the license agreement, as a result of a default by Shire, GSK will retain a non-exclusive, paid-up license from Shire BioChem to make, have made, use and sell lamivudine worldwide.

PROAMATINE

By agreement dated November 23, 2000, the Company re-negotiated the terms and duration of its distribution agreement with Nycomed Austria GmbH for the supply of PROAMATINE in the US, Canada, the UK and the Republic of Ireland. Shire now has exclusive rights to supply PROAMATINE in these countries until 2010.

FLUVIRAL

In 2001, the Company signed a ten-year non-cancelable contract with the Government of Canada (GOC) to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event (hereinafter referred to as the Pandemic contract).

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide for domestic vaccine needs in the event of an influenza pandemic. The Company is committed to provide 32 million doses of single-strain (monovalent) influenza vaccine within a production period of 16 weeks. The Company has therefore begun a process of expanding its production capacity in order to meet this objective within a five-year period ending January 2006.

In addition, under another GOC contract, the Company is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

The Company is committed to approximately $11.3 million (CAN$18.0 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The GOC has agreed to reimburse the Company $8.6 million (CAN$13.5 million). At the end of the contract, the Company is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $35.3 million (CAN$46.5 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

TPC funding

In March 2000, the Company entered into a funding agreement with TPC, a Canadian governmental agency, (hereinafter referred to as the TPC agreement) relating to the research and development of recombinant protein vaccines. The TPC agreement has as its objective the creation in Canada of skilled scientific and technological jobs in the research and development field, the local manufacture of developed products, capital investment and financial return on investment.

TPC agreed to a total contribution not to exceed $61.9 million (CAN$80.0 million). Such contribution is repayable to TPC in form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period up to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

As a condition of the TPC agreement, the Company has an obligation to build a vaccine research facility in Canada. The construction of the vaccine research center in Laval, Canada will represent an investment of approximately $21.7 million (CAN$28.0 million) and should be completed in December 2004.

FOSRENOL

Johnson Matthey plc has been granted patents in the US and Europe and pending applications elsewhere for pharmaceutical compositions containing lanthanum carbonate and the use of these compositions for the treatment or prevention of hyperphosphatemia. In February 1996, the Company entered into an agreement with Johnson Matthey under which Johnson Matthey granted to the Company an exclusive license agreement to develop, manufacture, use and sell FOSRENOL worldwide in consideration for an upfront payment and a royalty on sales of FOSRENOL. The Company has consented to the assignment by Johnson Matthey of its patents to AnorMed Inc., a Canadian company, which is partially owned by Johnson Matthey. As part of these arrangements the Company entered into an agreement with Johnson Matthey whereby the Company received an exclusive worldwide license to use Johnson Matthey's manufacturing know-how in return for up front payments and future royalties.

By an agreement between the Company and Bayer Yakuhin Limited (“Bayer”) dated December 8, 2003, Shire granted Bayer the exclusive right to develop, register, formulate, package, label, market and sell lanthanum carbonate under the brand name FOSRENOL in Japan. In consideration of the grant of these rights, Bayer has agreed to undertake and fund the development of lanthanum carbonate in Japan and pay the Company a royalty on sales of lanthanum carbonate and to make a contribution to the royalties payable to Johnson Matthey plc and AnorMed Inc by the Company. Bayer has granted the Company a non-exclusive, royalty-free, perpetual license to use any know how or data developed or generated by Bayer during its development activities under the agreement for the registration, marketing, sale and use of FOSRENOL in any country outside Japan. Johnson Matthey and AnorMed Inc. have each consented to the grant of this sub-license.

Manufacturing and distribution

ADDERALL XR is manufactured, on behalf of Shire, by DSM Pharmaceuticals Inc. (DSM). Shire manufactured and packaged ADDERALL and DEXTROSTAT at its facility in Valley Stream, New York throughout 2002. Shire received approval from the FDA to transfer production of ADDERALL to DSM in 2002.

During 2003, Shire discontinued production at the Valley Stream facility and closed a distribution facility located in a suburb of Chicago. These actions were part of a coordinated initiative to upgrade manufacturing capacity and rationalize non-strategic manufacturing and distribution facilities within North America.

On September 27, 2002, Shire acquired APS, subsequently renamed Shire US Manufacturing Inc. (SUMI), which includes a state-of-the-art manufacturing facility located in Owings Mills, Maryland. It is expected that the SUMI facility will become a primary or secondary manufacturer for ADDERALL XR, CARBATROL, PENTASA and DEXTROSTAT in 2004. The acquisition of APS mitigates the Company’s supply risk in the US and complements its policy of dual sourcing key products.

As part of the acquisition agreement of METHYPATCH, dated February 27, 2003, Noven Pharmaceuticals Inc. will manufacture this product. Shire’s US distribution center, which includes a large vault to house DEA-regulated Schedule II products, is located in Northern Kentucky. From there, the Company distributes its products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

Shire’s other products marketed in the US and Canada are manufactured and packaged by third party contract manufacturers, except vaccines which are manufactured by Shire in Quebec, Canada.

All products marketed by the UK-based sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for Shire by third parties under contract. Distribution in the UK, Spain, Italy, France, Germany, the Republic of Ireland and to other export territories is also contracted out to third parties. The Company has access to all principal drug wholesale chains in the UK and the Republic of Ireland and their respective distribution centers.

In the US, the Company’s significant trade customers include McKesson Corp., Cardinal Health Inc., GSK and Amerisource Bergen Corp. and in the UK include The Boots Company plc, AAH Pharmaceuticals Limited and Unichem plc. For the fiscal year ended December 31, 2003, the four largest trade customers, McKesson Corp., Cardinal Health Inc., GSK and Amerisource Bergen Corp, accounted for approximately 22%, 22%, 14% and 13% of total revenues, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Shire’s success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of others. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support applications by its licensors.

The Company has issued patents and pending applications in the US, Canada, most European countries, Japan and selected countries worldwide in the areas of therapeutics and biologics, including patents and applications relating to its products, process technologies and, where appropriate, in respect of the formulation of products made by those processes or incorporating those technologies.

In the regular course of business, Shire is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal proceedings.

The Company also relies on trade secrets, unpatented know-how and technological innovations, trademarks and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or marketed products are not covered by specific patents.

Commercial success will depend, in part, on the Company not infringing patents or proprietary rights of others and not breaching licenses granted to it. The degree of patent protection afforded to pharmaceutical or biological inventions around the world is uncertain. Shire is aware of certain issued patents and patent applications of third parties, and there may be other patents and patent applications containing subject matter which the Company, or its licensees, may require in order to research, develop or commercialize certain products and technologies. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of Shire’s products or technologies, there can be no guarantee that it will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all.

The Company’s licensors hold issued patents in the US, Europe and Japan relating to the use of galantamine for the treatment of Alzheimer's disease and related dementias. They also hold an issued patent in the US, a granted patent in Europe and pending applications in selected other countries relating to the phosphate binder which Shire is developing for use in the treatment of hyperphosphatemia.

Shire holds two issued patents in the US for ADDERALL XR and has patents pending in a number of jurisdictions including Canada, Europe and Japan. The Company also has two issued patents relating to CARBATROL and has corresponding patents granted in most European countries and Canada, as well as a pending patent application in Japan.

Shire has numerous issued patents in the US claiming nucleoside analogues, methods of treatment using nucleoside analogues and processes for producing these nucleoside analogues. These patents include claims covering the chemical composition of lamivudine and related nucleoside analogues and methods of treating viral infections, including HIV and hepatitis B with lamivudine and related nucleoside analogues. It also has issued patents and pending applications covering lamivudine, TROXATYL, SPD 756, SPD 754 and related nucleoside analogues, processes for their preparation and methods of using the same in over 100 countries, including the US, Europe and Japan.

For products such as PENTASA, PROAMATINE, and AGRYLIN, the Company also relies on trade secrets, unpatented know-how and technological innovations, trademarks, and contractual arrangements with third parties to maintain its competitive position where the Company, or its partner, are unable to obtain additional patent protection or where marketed products are not currently covered by enforceable patents.

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications, and may have an improved likelihood of obtaining approval of drugs that would compete with Shire’s drugs. Prior regulatory approvals for competing products would force the Company’s development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than the Company’s current or future products.

ADHD franchise

Competition in the US ADHD market continues to increase. Eli Lilly launched Straterra in January 2003, a non-stimulant, non-scheduled treatment for ADHD. The Company is also aware of clinical development efforts by GSK, Gliatech, Cortex, Boehringer Ingelheim, Cephalon, Eisai, Bristol-Myers Squibb (in collaboration with Elan) and Abbott to develop additional indications and new non-stimulant treatment options for ADHD.

With regard to the current stimulant class medications, Shire is also aware of efforts by Celgene and Celltech to develop a single isomer version of methylphenidate.

In 2002, Novartis (in conjunction with Elan) launched Ritalin LA, an extended release formulation of methylphenidate and Focalin (in conjunction with Celgene), a short-acting formulation of dexmethylphenidate, the active isomer of traditional methylphenidate preparations.

In 2001, Celltech (in collaboration with Eurand) launched Metadate CD, an extended release formulation of methylphenidate.

Generic competition to the Company’s ADHD franchise is separately discussed within Intellectual Property and Risk Factors.

3TC

HIV market experienced continued growth in 2003 versus 2002. Competition continues to accelerate as new products within the current classes of agents (nucleosides, non-nucleosides, protease inhibitors and entry inhibitors) reach the market. The nucleosides segment saw a stronger presence of Viread (tenofovir), a product marketed by Gilead, both in the US and European markets in 2003.

Emtriva (emtricitabine-FTC), also promoted, was launched in the US and in Europe in 2003. Viread and Emtriva, both, offer once-a-day dosing. Gilead is currently working on a co-formulation of these two agents that will be given as a one pill once-a-day combination therapy. This new formulation from Gilead should be available in the US in 2005.

GSK are currently working on a new one pill once-a-day product. The product will be made from the combination of the Epivir (lamivudine-3TC) and Ziagen (abacavir-ABC). This product should be available on the US market in the first Quarter of 2005.

Government regulation

The clinical development, manufacturing and marketing of Shire’s products are subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval is required in all the major markets in which Shire, or its licensees, seek to test or market products. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

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

It is the Company’s responsibility to ensure that it conducts its business in accordance with the regulations of each relevant territory.

Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either the Company or its collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization application, NDA or ANDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval the Company must submit a dossier to the relevant authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the US; in Europe the review may be undertaken by members of the CPMP on behalf of the EMEA as part of a centralized procedure or by an individual country's agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors; additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of relevant facilities, review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the Hatch-Waxman Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application. As a substitute for conducting full-scale pre-clinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the US system.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the US, the FDA has the authority to revoke or suspend approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. The FDA also may impose pre-clearance requirements on products currently being marketed without FDA approval. In addition, changes in regulation could have a material adverse effect on the Company’s financial condition and results of operation.

In recent years, in the US, various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls or patient access constraints on medicines and increases in required rebates or discounts. Similar issues exist in Europe. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints.

In the US, federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. US law requires the Company to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program.

In 2003, legislation was passed to expand current Medicaid rebates. The Company must also give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Rebates potentially could be viewed as price discounts without appreciable increases in Shire’s product sales volume as an offset.

Similar regulatory and legislative issues are encountered in Europe and other international markets where governments regulate pharmaceutical prices and patient reimbursement levels. The differing approach to price regulation has led to some third-party trade in Shire’s products from markets with lower prices. Exploitation of price differences between countries in this way can impact sales in those markets with higher prices.

The DEA also controls the national production and distribution of Scheduled drugs in the US by allocating production quotas based, in part, upon the DEA’s view of national demand. As Schedule II drugs, the production and sale of Shire’s ADHD products are strictly controlled.

Third party reimbursement

The Company’s ability to market products depends, in part, on the extent to which healthcare providers pay at appropriate reimbursement levels for the cost of the products and related treatment. Third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify reimbursement practices. In the US, several factors outside Shire’s control could significantly influence the purchase of pharmaceutical products including the ongoing trend toward managed healthcare, and the renewed focus to reduce costs in state Medicaid and other government insurance programs. However, the prices of the Company’s products are fixed and determinable at the outset of each transaction it undertakes with its customers, and therefore these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of Shire’s products. Limits on reimbursement available from third-party payers may reduce the demand for the Company’s products. Price applications in Europe have delayed product launches in some countries for up to two years and as a consequence dates for product launches cannot be predicted with accuracy.

Corporate Social Responsibility (CSR)

The Company has further developed its approach to CSR, with the establishment of a CSR Committee and the setting of objectives that will build on its open approach to reporting its activities.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. Shire believes that it has a good relationship with its employees. As of December 31, 2003, the Company had 1,814 employees.

Risk factors

The Company has adopted a positive risk management strategy that enables it to identify, assess and manage significant risks that it faces. While the Company aims to identify and manage every significant risk that it faces, it is important to recognize that no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors, generally associated with the business, that have been identified through the Company’s approach to risk management. These, together with other risks generally associated with companies that operate in the pharmaceutical industry, should be carefully considered before any investment is made in Shire.

The failure to secure new products for development may reduce the strength of the future pipeline.

The Company’s future results will depend, to a significant extent, upon its ability to discover or in-license research and development projects. The failure to discover, in-license, or acquire projects, on a commercially viable basis, could have a material adverse effect on Shire’s financial position.

If the Company is unable to complete successfully projects or clinical trials for the development of products, its products will not receive authorization for manufacture and sale.

Due to the complexity of the formulation and development of pharmaceuticals, the Company cannot be certain that it will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, the Company must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe or the US (including the UK MCA, the MEA in the EU and the FDA in the US) may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project as it would no longer be economically viable.

The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrollment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which the Company shares control over the planning and execution of product development with collaborative partners. Shire intends to continue to out-license a number of products and the clinical development of such out-licensed products would then be the responsibility of the licensee. The Company cannot be certain that if clinical trials are completed, either Shire or its collaborative partners will file for, or receive, required authorizations to manufacture and/or market potential products in a timely manner.

A breakdown within the product supply chain may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do this on a commercially viable basis.

The Company has its own manufacturing capability for certain development and marketed products and has also entered into supply agreements with third party contract manufacturers. In the event of failure of any manufacturer to deliver products as agreed, the Company may be unable to market or develop products.

Many of the components of these products are available only from one supplier. There is no assurance that the suppliers will continue to exist on commercially viable terms or be able to supply components that meet regulatory requirements. Shire is also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements.

The Company also has its own warehousing and distribution capability for certain products and has entered into distribution agreements with third party distributors for certain services. The failure of either the Company’s or a third party service could result in Shire being unable to continue marketing its products.

The development and approval of Shire’s products depends on the ability to procure active ingredients and special packaging materials from sources approved by regulatory authorities. As the marketing approval process requires manufacturers to specify their own proposed suppliers of active ingredients and special packaging materials in their applications, regulatory approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The need to qualify a new supplier could delay Shire’s development and marketing efforts.

If the Company is unable to meet the requirements of regulators in relation to a particular product, it may be unable to develop and market the product.

Drug companies are required to obtain regulatory approval before manufacturing and marketing most drug products. Regulatory approval is generally based on the results of:

  quality testing (chemistry, manufacturing and controls);
  non-clinical testing; and
  clinical testing.

The clinical development, manufacture, marketing and sale of pharmaceutical products are subject to extensive regulation, including separate regulation by each country in the EU, the EU itself and federal, state and local regulation in the US. Unanticipated legislative and other regulatory actions and developments concerning various aspects of the Company’s operations and products may restrict its ability to sell one or more of its products or to sell those products at a profit. The primary regulatory authorities which regulate the industry’s ability to manufacture and sell pharmaceutical products include the MCA in the UK, the MEA in the EU, the FDA and the DEA in the US and the Health Protection Branch of the Ministry of Health in Canada.

The generation of data is regulated and any generated data is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Required regulatory approvals may not be obtained in a timely manner, if at all. In addition, other regulatory requirements for any such proposed products may not be met. Even if the Company obtains regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of its products. Regulatory authorities have the power to, amongst other things:

  revoke or suspend approvals of previously approved products;
  require the recall of products that fail to meet regulatory requirements; and
  close manufacturing plants that do not operate in conformity with current Good Manufacturing Practices and/or other regulatory requirements or approvals.

Such delays or actions could affect the Company’s ability to manufacture and sell its products.

The failure of a strategic partner to develop and commercialize products could result in delays in approval or loss of revenue.

The Company enters into strategic partnerships with other companies in areas such as product development or sales and marketing. In these partnerships, the Company is dependent on its partner to deliver results. While these partnerships are supported by contracts, the Company does not exercise direct control. If a partner fails to perform, Shire may suffer a reduction in sales or royalties or may experience delays in approval of products.

The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to operate Shire’s business and to develop and market products.

The Company has entered into many agreements with third parties for the provision of services to enable it to operate its business. If the third party can no longer provide the service on the agreed basis, the Company may not be able to continue the marketing or development of its products on a commercial basis. Additionally, it may not be able to establish or maintain good relationships with the suppliers.

Shire has also entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, the Company may not be able to renew or extend the agreement with the third party as interests may no longer coincide. In such circumstances, the Company may be unable to continue to develop or market its products as planned and could be required to abandon or divest a product line.

Contracts, intellectual property patents and other agreements are used in all areas of operation of the business. These may contain conditions that do not protect the Company’s position or with which it cannot comply.

Contracts form the basis of agreement in many key activities such as mergers and acquisitions, arrangements with suppliers and outsourcing, or product licensing and marketing. These contracts may contain conditions that impose duties on the parties involved or may fail to contain adequate conditions to protect Shire’s position. The Company may be unable to meet these conditions or may be unable to enforce other parties to comply and therefore, may suffer financial loss or penalty.

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, Shire’s success depends upon the ability of its collaborators and licensors to protect their own intellectual property rights. Patents and patent applications covering a number of the technologies and processes owned or licensed to Shire have been granted, or are pending in various countries, including the US. Shire intends to enforce vigorously its patent rights and believes that its collaborators intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to Shire’s products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. The Company’s patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure you that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect Shire’s products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. See detail above under “Intellectual property” and Item 3: Legal proceedings.

Additionally, Shire’s products or the technologies or processes used to formulate or manufacture those products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of the Company’s products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent Shire or its strategic collaborators from developing, manufacturing or selling its products. The Company may need to obtain licenses for intellectual property rights from others to develop, manufacture and market commercially viable products and may not be able to obtain these licenses on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

The Company also relies on trade secrets and other un-patented proprietary information, which it generally seeks to protect by confidentiality and nondisclosure agreements with its employees, consultants, advisors and collaborators. These agreements may not effectively prevent disclosure of confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company’s employees, scientific consultants or collaborators develop inventions or processes that may be applicable to the Company’s products under development, such inventions and processes will not necessarily become Shire’s property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of Shire’s proprietary rights. The failure to obtain or maintain patent and trade secret protection, for any reason, could allow other companies to make competing products and reduce the Company’s product sales.

The Company has filed applications to register various trademarks for use in connection with pharmaceuticals and related laboratory services in the US and intend to trademark new product names as new pharmaceuticals and services are developed. In addition, with respect to certain products, the Company relies on the trademarks of third parties. These trademarks may not afford adequate protection, or Shire and the third parties may not have the financial resources, to enforce any rights under any of these trademarks. Shire’s inability, or the inability of these third parties, to protect their trademarks because of successful third party claims to those trademarks could allow others to use the Company’s trademarks and dilute their value.

Any decrease in the sales of ADDERALL XR could significantly reduce revenues.

In 2003, sales of ADDERALL XR were $474.5 million, representing approximately 38% of the Company’s revenues. Any factors that decrease sales or reduce production of ADDERALL XR would significantly reduce revenues and earnings. These include:

  issues impacting the production of ADDERALL XR or the supply of amphetamine salts;
  factors adversely impacting the production process at the DSM manufacturing facility;
  development and marketing of competitive pharmaceuticals, including generic versions (see details above under “Treatments for central nervous system disorders” and “Intellectual property”);
  technological advances (including the introduction of competing non-scheduled ADHD treatments);
  loss of patent protection or ability of competitors to challenge, circumvent or infringe Shire’s patents (see details above under “Intellectual property” and below under “Legal proceedings”);
  changes in reimbursement policies of third-party payers;
  government action/intervention;
  marketing or pricing actions by competitors;
  public opinion towards ADHD treatments;
  product liability claims; or
  changes in prescription writing practices.

Any decrease in the sales of 3TC could significantly reduce revenues and earnings.

The Company receives a royalty on the worldwide sales of 3TC except for Canada where a partnership with GSK has been established. In 2003 Shire’s royalty income for 3TC sales was $143.9 million representing approximately 12% of total revenues. This income stream generates a larger proportion of net income as there are minimal costs associated with this income.

Any factors that decrease sales or reduce the production of 3TC by GSK could significantly reduce the Company’s revenues and earnings. These include:

  development and marketing of competitive pharmaceuticals;
  technological advances;
  loss of patent protection or ability of competitors to challenge or circumvent patents;
  government action/intervention;
  marketing or pricing actions by competitors to GSK;
  public opinion towards AIDS treatments; or
  product liability claims.

In the event of financial failure of certain customers, the Company may suffer financial loss and a decline in revenue.

In the US, the Company’s significant trade customers include McKesson Corp., Cardinal Health Inc., GSK and Amerisource Bergen Corp. In the UK, significant trade customers include The Boots Company plc, AAH Pharmaceuticals Limited and Unichem plc. For the fiscal year ended December 31, 2003, the four largest trade customers, McKesson Corp., Cardinal Health Inc., GSK and Amerisource Bergen Corp, accounted for approximately 22%, 22%, 14% and 13% of total revenues, respectively. The loss of any one of these customer accounts could have a material adverse effect on the Company’s financial condition and results of operations.

Fluctuations in wholesaler buying patterns may influence net sales and growth comparisons.

A significant portion of net sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies. Consequently, net sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors, and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

A change in the value of the US dollar could adversely affect results.

Changes in exchange rates, particularly those between the US dollar, British pound, the Euro and Canadian dollar, will affect Shire’s results of operations. For the year ended December 31, 2003, approximately 31.3% of the Company’s revenue was earned in currencies other than US dollars and approximately 57.3% of expenses were in currencies other than US dollars.

The introduction of new products by competitors may impact future revenue.

The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company’s competitors are large, well-known pharmaceutical, chemical and health care companies with considerable resources. Companies with more resources and larger research and development expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications. They may also have an improved likelihood of obtaining approval of drugs that may compete with those marketed or under development by the Company. If any product that competes with one of the Company’s principal drugs, is approved, the Company’s sales of that drug could fall.

The pharmaceutical industry is also characterized by rapid product development and technological change. The Company’s products could therefore be rendered obsolete or uneconomical through the development of new products or technological advances in the cost of production or marketing by its competitors.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company’s reputation, the withdrawal of the product and legal action against the Company.

The Company’s ability to sell any pharmaceutical products after the receipt of regulatory approval will depend on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of Shire’s products generally, or those of its competitors, could have an adverse effect on the Company’s ability to maintain or obtain regulatory approvals or successfully market its products. Future results of operations will also depend on continued market acceptance of current products and the lack of substitutes that are cheaper or more effective.

The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of litigation and product liability. If, in the absence of insurance, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although Shire carries product liability insurance, this coverage may not be adequate. In addition, the Company cannot be certain that insurance coverage for present or future products will continue to be available.

Throughout the Company’s business and particularly through the sale of its products, Shire may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. These lawsuits relate to the validity and infringement of patents. The expense of defending lawsuits brought against Shire could cause it not to defend these suits and abandon the products. The Company’s own patents may be subject to infringement by others. While the Company may pursue litigation in order to protect these rights, it may not be successful in these lawsuits.

The risk of product liability claims, product recalls, litigation and associated adverse publicity is inherent in the testing, manufacturing, marketing and selling of pharmaceutical products. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against Shire could require the Company to pay a substantial monetary award. If, in the absence of insurance, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although Shire carries product liability insurance, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about Shire’s products and business and inhibit or prevent commercialization of other products.

ITEM 3 provides a summary of significant legal proceedings in which Shire is currently involved.

The actions of governments, regulators and customers can affect the ability to sell or market products profitably.

Shire’s ability to market its products profitably will depend on the impact on the environments in which it operates, from governments, regulators and customers. In particular, the Company depends in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Third party payers are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices.

In addition, the purchase of pharmaceutical products could be significantly influenced by the following, which would result in lower prices and a reduced demand for Shire’s products:

  the ongoing trend toward managed health care in the US;
  a change in the quotas for Scheduled drugs regulated by the DEA;
  legislative proposals to reform health care and government insurance programs; or
  price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

In both the US and the UK, a small number of large wholesale distributors control a significant share of each market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company’s products.

There is an increasing amount of external regulation, with which the failure to comply could result in damage to the Company’s reputation, fines or an inability to maintain business operations.

As a publicly listed company, Shire is subject to significant external compliance requirements in such areas as corporate governance, corporate social responsibility and internal control. The Company aims to comply with these at all times. However, failure to do so could result in damage to its reputation, the imposition of fines or a requirement to suspend business operations.

The Company intends to explore acquisitions and its future growth will partly depend on the completion of such transactions. If completed acquisitions fail to integrate successfully, there may be products or operations that do not yield any benefit.

The Company intends to pursue business and product acquisitions that could complement or expand its operations. However, the Company may not be able to identify appropriate product acquisition candidates. If an acquisition candidate is identified, the Company does not know if it will be able to negotiate successfully the terms of the acquisition, finance the acquisition or integrate an acquired business or product into its existing operations. The negotiation and completion of potential acquisitions could cause diversion of management's time and resources.

If Shire completes one or more significant acquisitions through the issuance of ordinary shares or ADSs, holders of ordinary shares and ADSs could suffer significant dilution of their ownership interests.

If the Company cannot obtain the necessary financing, it may not be able to fund its expansion and repay its debts.

The Company anticipates that its existing capital resources, together with cash expected from operations and available from bank borrowings, should be sufficient to finance current and anticipated operations and working capital requirements for the next twelve months. However, the acquisition and licensing of products, the expansion of the sales force and any expansion or relocation of facilities would require substantial capital resources. If adequate funds are not available, the Company may be unable to pursue acquisitions, or be forced to curtail in-licensing or research and development programs.

To satisfy its capital requirements, the Company may need to raise additional funds through public and private financings, including equity financings. The Company may also seek additional funding through corporate collaborations and other financing arrangements. It does not know whether adequate funds will be available when needed or on acceptable terms. Alternatively, the Company may need to obtain funds through arrangements with future collaborative partners or others that may require it to relinquish rights to some, or all, of its technologies or product candidates. If Shire is successful in obtaining additional financing, the terms of the financing may have the effect of diluting the value of ordinary shares and ADSs.

The Company is undergoing significant organizational change. Failure to manage disruption to the business or the loss of key personnel could have an adverse effect on the Company’s business.

Following the recent organizational review, the Company plans to make significant changes to both its management structure and the locations from which it operates. As a result of this, morale may be lowered and key employees may decide to leave, or may be distracted from their usual role. This could result in delays in development projects, failure to achieve sales targets or other disruption to the business.

Any other loss of key personnel could cause the Company subsequent financial loss.

Shire’s success is dependent on its ability to attract and retain highly qualified management and scientific personnel. The Company faces intense competition for personnel from other companies, academic institutions, government entities and other organizations. It may not be able to successfully attract and retain such personnel. In general, the Company has agreements with some of its key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for its activities, could have an adverse effect on the Company’s business.

The Company is dependent on the continuing operation and security of its IT Systems.

The Company operates several complex information systems upon which it is dependent. In the event of breakdown, failure or breach of security of any of these systems or the associated suppliers, the Company may be unable to maintain its business operations. This could lead to loss of revenue and delay in product development.

Available information

Shire maintains a website on the World Wide Web at www.shire.com. Shire makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Shire's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The information on Shire’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

ITEM 2: Properties

Shire occupied the following principal premises as of December 31, 2003:

Location	Use	Approximate Square Footage	Owned or Leased

Chineham, Hampshire,	Office accommodation (Global Headquarters)	65,000	Owned
UK

Rockville, Maryland, USA	Office accommodation, laboratories and	59,500	Leased
	cGMP[1] suite (Shire Laboratories Inc.)

Rockville, Maryland, USA	Office accommodation (Shire	40,000	Leased
	Pharmaceuticals Development Inc.)

Florence, Kentucky, USA	Warehousing and Distribution facility	65,000	Leased

Newport, Kentucky, USA	Office accommodation	87,700	Leased

Owings Mills, Maryland,	Manufacturing facility	90,000	Leased
USA
Northborough,	Office accommodation, laboratories and	61,600	Owned
Massachusetts, USA	cGMP[1] suite (Shire BioChem Inc.)
Laval, Quebec, Canada	Vaccines production (Shire BioChem Inc.)	15,200	Leased

Laval, Quebec, Canada	Office accommodation and laboratories	9,300	Owned

Sainte Foy, Quebec,	Office accommodation, manufacturing facility	118,000	Owned
Canada	and laboratories (Shire BioChem Inc.)

1 cGMP – current good manufacturing practice

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world.

The Company is in the process of disposing of sites in Buffalo Grove, Illinois and Laval, Quebec, Canada which were previously used as a distribution center and office accommodation and laboratories respectively. These have been classified as assets held for resale within the consolidated financial statements.

ITEM 3: Legal proceedings

Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 429 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,226 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,797 cases. Shire is awaiting the furtherance of proceedings in the remaining 429 pending lawsuits.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends to defend vigorously all the lawsuits. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the “fen/phen” diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine. Legal expenses to date have been paid by Eon, the supplier to SUS, or Eon’s insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

ADDERALL XR

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the '819 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiration date of the Company’s ‘819 Patent. The notification alleged that the ‘819 Patent is not infringed by Barr's extended release mixed amphetamine salt product, which is the subject of Barr’s ANDA. On February 24, 2003 Shire Laboratories Inc. (Shire Laboratories) filed suit against Barr in the United States District Court for the Southern District of New York alleging that Barr’s ANDA infringes the '819 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘819 Patent and should not be approved before the expiration date of the ‘819 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘819 Patent, damages in the event that Barr should engage in such commercialization, as well its attorneys’ fees and costs. Barr has counterclaimed for a declaration that its ANDA product will not infringe the claims of the ‘819 Patent. Barr is also seeking its attorneys’ fees, costs and expenses.

On August 12, 2003, Shire Laboratories was issued a new US patent No. 6,605,300 (the ‘300 Patent) covering ADDERALL XR. In August 2003 Shire was notified that Barr had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of ADDERALL XR prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. In September 2003 Shire Laboratories filed a lawsuit in the United States. District Court for the Southern District of New York against Barr alleging that Barr’s ANDA infringes the ‘300 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘300 Patent and should not be approved before the expiration date of the ‘300 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘300 Patent, damages in the event that Barr should engage in such commercialization, as well its attorneys’ fees and costs. By way of a counterclaim, Barr is seeking a declaration that the ‘300 Patent is invalid and Barr has also asked for its attorneys’ fees, costs and expenses. The lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date scheduled for January 2006.

Barr may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Barr’s notices to allow the court to resolve the suits. Even if Barr receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the expiry of the existing Hatch-Waxman exclusivity in October 2004.

In November 2003, Shire was notified that Impax Laboratories (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of ADDERALL XR prior to the expiration dates of the ‘819 and ‘300 Patents and alleging that the ‘819 and ‘300 Patents are not infringed by Impax’s extended release mixed amphetamine salt product, the subject of Impax’s ANDA. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA infringes the ‘819 and ‘300 Patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

Impax may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from the Company’s receipt of Impax’s notice to allow the court to resolve the suit. Even if Impax receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (May 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Impax could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the expiry of the existing Hatch-Waxman exclusivity in October 2004 and upon expiry of any exclusivity that Barr may hold.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s 300 mg extended release carbamazepine product, the subject of Nostrum’s ANDA. This dosage strength represents about half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories served suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents. The Company is seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company is also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product as well as actual and punitive damages for alleged abuse of process by Shire.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300 mg extended release carbamazepine product upon FDA final approval of its ANDA.

ITEM 4: Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5: Market for the registrant’s common equity and related stockholder matters

Ordinary shares

The Company’s ordinary shares are traded on the London Stock Exchange (“LSE”). The following table presents the per share closing mid-market quotation for the Company’s ordinary shares as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share

Year ended December 31, 2003
1st Quarter	4.11	2.93
2nd Quarter	4.51	3.87
3rd Quarter	5.03	3.76
4th Quarter	5.43	4.41

Year ended December 31, 2002
1st Quarter	8.86	4.84
2nd Quarter	6.61	4.83
3rd Quarter	6.61	4.52
4th Quarter	5.52	3.73

The total number of record holders of ordinary shares as of March 1, 2004 was 8,955.

American Depositary Shares

American Depositary Shares (ADSs) each represent three ordinary shares. An ADS is evidenced by an American Depositary Receipt (ADR) issued by Morgan Guaranty Trust Company of New York as depositary, and are quoted on the Nasdaq National Market. As of March 1, 2004, the proportion of ordinary shares represented by ADRs was 27% of the ordinary shares outstanding.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated.

	High $ Per ADS	Low $ Per ADS

Year ended December 31, 2003
1st Quarter	20.14	14.75
2nd Quarter	22.59	18.48
3rd Quarter	24.38	18.90
4th Quarter	29.23	22.39

Year ended December 31, 2002
1st Quarter	38.50	20.36
2nd Quarter	29.63	21.20
3rd Quarter	31.06	20.90
4th Quarter	26.11	17.01

The number of record holders of ADSs in the US as of March 1, 2004 was 418. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

Historically, the Company has not paid any dividends. Given the stage of development and size of the company and related strong cash flows, the Board now intends to begin payment of dividends to shareholders commencing with a small interim dividend for the first half of 2004 and with the dividend to be grown in line with earnings thereafter. As a matter of English law, the Company may pay dividends only out of its distributable profits, which are the accumulated realized profits under UK generally accepted accounting principles of the parent company, Shire Pharmaceuticals Group plc and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 2003, the Company had a distributable profit of £95.2 million (approximately $170.5 million). Future dividend policy will be dependant upon distributable profits, financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

Stock repurchases

Under a special resolution passed at Shire’s AGM on June 12, 2003 the Company was authorized to repurchase up to 48,452,304 ordinary shares (comprising 10% of the then-issued capital of the Company). The price at which the Company was authorized to acquire its ordinary shares was at not less than 5 pence and not more than 5% above the average of the middle market quotations for the ordinary shares on the London Stock Exchange for the five business days preceding the date of purchase. The authority expires at the next annual general meeting, to be held on June 16, 2004. Under English law in effect at the date of the resolution, all ordinary shares repurchased were required to be cancelled. With effect from December 1, 2003, the Companies Act in England was amended to permit the holding of repurchased shares in Treasury. As with dividends, repurchases may, under English law, only be made out of the distributable profits of the parent company.

During the year the Company repurchased a total of 7,592,778 ordinary shares for a total consideration of £31.8 million ($52.4 million) representing an average price per share of £4.12 ($6.78). 1,000,000 of these shares were repurchased under an authority existing from the 2002 annual general meeting. All of these shares were cancelled and none are held in Treasury. Any decision by the Company to acquire further ordinary shares in future will be dependent upon the level of its distributable profits, its financial condition, the terms of any then existing debt facilities, the renewal after June 16, 2004 of the authority given by shareholders and other relevant factors existing at that time which will also determine whether the shares are cancelled or held in treasury.

Nasdaq Corporate Governance Exemption

Nasdaq has granted Shire an exemption from the quorum requirement of its corporate governance standards in Marketplace Rule 4350 as Shire complies with the relevant quorum standards applicable to companies in the UK.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 were derived from the audited consolidated financial statements of Shire Pharmaceuticals Group plc, included herein. The selected consolidated financial data presented below as of December 31, 2001, 2000 and 1999 and for the two years ended December 31, 2000 were derived from the audited consolidated financial statements of Shire, which are not included herein.

The results for 2000 and 1999 presented below combine the results of BioChem, the merger with whom was accounted for as a pooling of interests. The results for all periods, other than 2003 and 2002, have been restated to reflect the disposal of the OTC business, which has been accounted for as a discontinued operation. Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

The selected consolidated financial data should be read in conjunction with “ITEM 7: Management’s discussion and analysis of financial condition and results of operations” and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year ended December 31,	2003 $’000	2002 $’000	2001 $’000	2000 $’000	1999 $’000

Statement of Operations:
Revenues	1,237,101	1,037,298	852,956	647,654	515,447
Operating expenses	(842,487)	(710,260)	(709,848)	(507,379)	(559,911)

Operating income/(loss)	394,614	327,038	143,108	140,275	(44,464)
Interest and other, net	(10,153)	2,022	(45,301)	111,842	23,064

Income/(loss) before income taxes and
discontinued operations
	384,461	329,060	97,807	252,117	(21,400)
Income taxes	(107,353)	(88,350)	(67,781)	(43,564)	(18,695)
Equity method investees	(1,057)	1,668	1,985	(3,809)	-

Income/(loss) from continuing operations	276,051	242,378	32,011	204,744	(40,095)
Income/(loss) from discontinued
operations, net of tax	-	6,108	6,748	6,983	(7,337)
Gain on disposition of discontinued
operations, net of tax	-	2,083	-	-	-

Net income/(loss)	276,051	250,569	38,759	211,727	(47,432)

ITEM 6: Selected financial data (continued)

Year ended December 31,	2003 $’000	2002 $’000	2001 $’000	2000 $’000	1999 $’000

Earnings/(loss) per share – basic
Income from continuing operations	55.4c	48.4c	6.5c	42.4c	(8.3)c
Income from discontinued operations	-	1.6c	1.4c	1.4c	(1.5)c

	55.4c	50.0c	7.9c	43.8c	(9.8)c

Earnings/(loss) per share – diluted
Income from continuing operations	54.2c	47.4c	6.4c	41.4c	(8.3)c
Income from discontinued operations	-	1.6c	1.3c	1.4c	(1.5)c

	54.2c	49.0c	7.7c	42.8c	(9.8)c

Weighted average number of shares:
Basic	498,212,826	500,687,594	492,594,226	482,890,070	484,358,876
Diluted	518,967,395	522,418,246	504,875,587	494,691,805	484,358,876

As a consequence of the adoption of SFAS No. 142 with effect from January 1, 2002, the amortization expense shown for 2003 and 2002 in the selected consolidated financial data presented below is not on a consistent basis of accounting with earlier periods. The impact of this is shown in note 11 of the Company’s consolidated financial statements included herein.

December 31,	2003 $’000	2002 $’000	2001 $’000	2000 $’000	1999 $’000

Balance Sheet:
Total current assets	1,787,707	1,467,096	1,140,555	695,853	520,023
Total assets	2,578,780	2,208,623	1,910,731	1,548,495	1,351,791
Total current liabilities	253,675	214,504	231,616	227,850	233,818
Total liabilities	655,654	635,457	647,742	374,109	471,905
Total shareholders’ equity	1,923,126	1,573,166	1,262,989	1,174,386	879,886

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

Overview

Shire’s revenues are derived from product sales and royalties received on products that have been out-licensed to third parties. The Company is organized into five operating segments: US, International, R&D, Biologics and Corporate. The Company currently focuses its activities on three therapeutic areas: central nervous system disorders, gastrointestinal and renal.

Following a detailed strategic review conducted in 2003, the Company has revised its strategic priority. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible.

Shire has refocused its research and development (R&D) efforts and technology to concentrate on areas where it has a commercial presence and is creating the flexibility to add new therapeutic areas based on product acquisition opportunities. The strategic review thoroughly evaluated the Group’s pipeline and refocused resources on four projects, which are currently in Phase II and III of development. This approach aims to deliver the combined benefit of increased returns and lower risks.

The implementation of these actions has resulted in:

  The exit from early research stage therapeutic, which was completed in the third quarter of 2003;
  The planned exit from the vaccines business, which Shire is targeting to achieve around mid-year 2004.

These changes have implications for both the Group’s organizational structure and operating sites. The Company has a new global management structure aimed at close interaction between development, marketing and sales, and new people in key positions reporting directly to the Chief Executive Officer. In addition, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters office on the East Coast. Pennsylvania is currently being considered in this regard. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK.

The cost of the planned reorganization in 2004 is estimated at approximately $55 million split between retaining and relocating key staff to the new US headquarters, and site closure costs and other relocation expenses. The majority of these costs will be charged as part of operating expenses. It is anticipated that these changes will improve both the efficiency of operation and the cost structure of the Group going forward

Recognizing Shire’s strategic intent to focus on North America and Europe, the Company has sought out-licensing partners to cover the Japanese market. The Company has successfully out-licensed the Japanese marketing and development rights for AGRYLIN and FOSRENOL to two companies with an established presence in this market.

The Company’s new strategy is designed to face competitive pressures from what it deems to be its two most likely sources:

  companies with more resources and larger research and development expenditures. These companies may have an improved likelihood of obtaining approval of drugs that would compete with Shire’s drugs. Prior regulatory approvals for competing products would force the Shire’s development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than the Company’s current or future products.
  low cost generic drugs. In 2003, an analyst estimated that approximately 50% of prescriptions were written for generic products, and anticipated that this percentage would continue to increase.

The pharmaceutical industry itself is also experiencing increasing pressure from governments and healthcare providers to keep prices low, increasing R&D costs as clinical studies are typically larger and take longer, and increasing marketing costs due to the use of direct to consumer campaigns and competition for share of voice.

Results of operations for the years ended December 31, 2003 and 2002

For the year ended December 31, 2003, the Company’s total revenues increased by 19% to $1,237.1 million, compared to $1,037.3 million in fiscal 2002. Net income for the year ended December 31, 2003 was $276.1 million compared to $250.6 million in 2002, an increase of 10%.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year ended December 31,	2003 $m	2002 $m	Change %

Product sales	1,029.8	859.4	+20%
Royalties	203.6	174.8	+16%
Licensing and development	3.7	3.1	+19%

Total	1,237.1	1,037.3	+19%

Product sales

For the year ended December 31, 2003, the Company’s product sales increased $170.4 million to $1,029.8 million (2002: $859.4 million), representing 83% of total revenues. The following table provides an analysis of key product sales:

Year ended December 31,	2003 $m	2002 $m	Product sales growth %	US prescription growth %

ADDERALL XR	474.5	317.9	+49%	+49%
ADDERALL	61.1	109.8	-44%	-65%
AGRYLIN	132.5	119.2	+11%	+7%
PENTASA	99.3	87.2	+14%	-1%
CARBATROL	52.4	45.3	+16%	+5%
PROAMATINE	49.3	50.9	-3%	+2%
CALCICHEW range	28.9	23.2	+25%	n/a
Others	131.8	105.9	+24%	n/a

Total	1,029.8	859.4	+20%

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS, December 2003

ADDERALL XR

Sales of ADDERALL XR for the year ended December 31, 2003 were $474.5 million, an increase of 49% compared to prior year (2002: $317.9 million).

US prescriptions were up 49% over the same period, due primarily to a 19% increase in the total US ADHD prescription market and successful marketing efforts.

Sales growth was in line with prescription volume growth with price increases in April and November 2003 being offset by higher sales deductions and allowances (primarily Medicaid rebate payments and sales allowances for the coupon sampling program).

ADDERALL XR retained 23% share of the total US ADHD market in December 2003, compared with 18% in December 2002.

Shire’s extended release “once daily” ADDERALL XR, is covered by two US patents. Shire has been notified that Barr Laboratories Inc. (Barr) has submitted an abbreviated new drug application (ANDA) under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiration dates of the two US patents and alleging that one patent is invalid and one is not infringed by Barr’s mixed amphetamine salt product. The Company has filed two suits against Barr seeking a ruling that Barr’s product infringes both of Shire’s US patents. See ITEM 3: Legal Proceedings, for further information.

Shire was also notified in November 2003 that Impax Laboratories Inc. (Impax) has submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR, prior to the expiry of Shire’s two US patents and alleging that the patents are not infringed by Impax’s mixed amphetamine salt product. In December 2003, the Company filed suit against Impax seeking a ruling that Impax’s product infringes Shire’s two US patents. See ITEM 3: Legal Proceedings, for further information.

Shire is evaluating ADDERALL XR in adolescents at the request of the FDA in May 2003. This could extend the existing marketing exclusivity for a further six months to April 2005.

In October 2003, an approvable letter was received from the FDA for the use of ADDERALL XR in adults. Consequently, Shire is working with the FDA to address questions raised in this letter. Upon approval, the adult indication will qualify for the three years of marketing exclusivity.

ADDERALL

Sales of ADDERALL for the year ended December 31, 2003 were $61.1 million, a decrease of 44% compared to prior year (2002:$109.8 million).

US prescriptions were down 65% over the same period; this was due to the switch of patients to either ADDERALL XR or generic alternatives.

On February 11, 2002, Barr announced that it had received FDA approval to market a generic version of the original ADDERALL formulation, which is not patent protected. Since then, several other companies have also obtained approval and launched generic versions of ADDERALL. However, much of the ADDERALL business has been switched to ADDERALL XR.

The difference between sales and prescription volume growth was due to a combination of price increases, lower sales deductions and favorable movements in customer stocking levels.

ADDERALL had a 2% share of the total US ADHD market in December 2003, compared with 5% in December 2002.

AGRYLIN / XAGRID

Sales of AGRYLIN for the year ended December 31, 2003 were $132.5 million, an increase of 11% compared to the prior year (2002: $119.2 million).

The increase was primarily driven by substantial sales growth outside the US market where AGRYLIN is currently available on a named patient basis.

In addition, US prescription volumes were up 7% over the same period.

AGRYLIN had a 27% share of the total US AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2003 (December 2002: 27%).

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. The Company is seeking a pediatric extension for AGRYLIN, which would extend its orphan drug exclusivity from March 2004 to September 2004, after which time it is expected to face generic competition. The expected launch of XAGRID in the EU (the trade name of AGRYLIN used in the EU) in the second half of 2004, will continue to drive volume growth in markets outside the US.

PENTASA

Sales of PENTASA for the year ended December 31, 2003 were $99.3 million, an increase of 14% compared to prior year (2002: $87.2 million).

US prescription volumes were down 1% over the same period.

Price increases and an increase in customer stocking levels generated year on year revenue growth between years.

PENTASA had a 17% share of the total US oral mesalamine/olsalazine prescription market in December 2003, compared with 18% in December 2002.

CARBATROL

Sales of CARBATROL for the year ended December 31, 2003 were $52.4 million, an increase of 16% compared to prior year (2002: $45.3 million).

US prescription volumes were up 5% over the same period, due to renewed promotional efforts in 2003 and the resolution of the supply constraints that impacted product availability throughout 2002.

Price increases and the launch of the Company’s new 100mg strength, in Q4 2003, contributed the remainder of the revenue growth between years.

CARBATROL had a 43% share of the total US extended release carbamazepine prescription market in December 2003, compared with 36% in December 2002.

In August 2003, the Company received notification that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an application seeking permission to market its generic version of the 300mg strength of CARBATROL prior to the expiry of the Company’s US patents for CARBATROL. Shire filed a complaint against Nostrum for patent infringement under the Hatch-Waxman Act in September 2003. See ITEM 3: Legal Proceedings, for further information.

PROAMATINE

Sales of PROAMATINE for the year ended December 31, 2003 were $49.3 million, a decrease of 3% compared to prior year (2002: $50.9 million).

US prescription volumes were up 2% over the same period.

Customer de-stocking subsequent to the anticipated launch of generic copies of PROAMATINE in the fourth quarter of 2003, contributed heavily to the decline in revenues between years.

PROAMATINE had a 15% share of the total US PROAMATINE and fludrocortisone acetate prescription market in December 2003, compared with 25% in December 2002.

Product sales by operating segment

The following table presents product sales by revenue generating operating segment:

Year ended December 31,	2003 $m	2002 $m	Change %

US	846.4	714.7	+18%
International	158.6	131.5	+21%
Biologics	24.8	13.2	+88%

Total product sales	1,029.8	859.4	+20%

US

The 18% growth in US sales is due primarily to the successful promotion of ADDERALL XR.

Product sales in the US continue to represent a significant percentage of Shire’s worldwide sales, 82% in 2003 versus 83% in 2002.

International

Sales growth in the International business of 21% in 2003, was driven by:

Performance from certain products: XAGRID (+36%) and REMINYL (+30%).

Several new product launches in Canada during 2003, including PERMAX and ALERTEC. These two products have contributed $4.2 million to International sales since August 2003.

The continued performance of the CALCICHEW range of products for the treatment of osteoporosis, which delivered sales growth of 25% in 2003. An estimated 12% of this product revenue growth was attributable to favorable exchange rate movements.

As many of the International sales revenues are earned in currencies other than US dollars (for example, pounds sterling and euro), the reported revenue growth rates based on US dollar amounts include the benefit of favorable translation effects. The table below shows the year-end rates of the main non-US dollar currencies used by the Company.

Year ended December 31,	2003	2002

Sterling	£0.559	£0.621
Canadian $	CAN $1.29	CAN $1.58
Euro	€0.792	€0.954

Biologics

Within the Biologics sector, the 88% increase in revenue was primarily driven by the increase in the supply of the FLUVIRAL flu vaccine.

Shire Biologics was selected by the Canadian government to supply 75% of the influenza vaccine needs of the Canadian population, starting with the 2003/2004 season (2002: 50%).

Sales of FLUVIRAL increased further due to the worldwide shortage of flu vaccines during the year.

Royalties

Royalty revenue increased 16% to $203.6 million for the year ended December 31, 2003 compared to $174.8 million in 2002. The following table provides an analysis of the Company’s royalty income:

Year ended December 31,	2003 $m	2002 $m	Change %

3TC	144.6	132.5	+9%
ZEFFIX	24.7	21.2	+17%
Others	34.3	21.1	+63%

Total	203.6	174.8	+16%

3TC

Royalties from 3TC for the year ended December 31, 2003 were $144.6 million, an increase of 9% compared to prior year (2002: $132.5 million). This was primarily due to continued growth in the nucleoside analogue market for HIV. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

For 3TC Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC, for the year ended December 31, 2003 were $1,099 million, an increase of 12% compared to prior year (2002: $982 million).

ZEFFIX

Royalties from ZEFFIX for the year ended December 31, 2003 were $24.7 million, an increase of 17% compared to prior year (2002: $21.2 million).

For ZEFFIX Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the year ended December 31, 2003 were $214 million, an increase of 15% compared to prior year (2002: $186 million).

Others

Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Johnson & Johnson (J&J), with the exception of the UK, where a commercialization partnership with J&J exists. Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, is growing well in the Alzheimer’s market.

Cost of product sales

For the year ended December 31, 2003 cost of product sales represented 16% of product sales (2002: 16%).

Research and development expenses

Research and development expenditure increased 14% to $215.8 million in 2003, and as a proportion of total revenues represented 17% (2002: 18%).

Shire’s strategic aim is to focus on the development of later stage and lower risk projects. As a result of this focus, the Company closed its Lead Optimization unit in Canada (further details relating to this closure are presented in the Lead Optimization Closure section).

Selling, general and administrative expenses

Selling, general and administrative (S,G&A) expenses increased from $387.4 million in 2002 to $463.6 million in 2003, an increase of 20%. As a percentage of product sales S,G&A expenses were 45% (2002: 45%).

Total S,G&A expenses remained constant as a percentage of product sales due to offsetting changes including:

  an increase in depreciation and amortization from $36.4 million in 2002, to $42.5 million in 2003 due to an increase in depreciation on property, plant and equipment and amortization on intangible fixed assets;
  a $7.2 million expense related to pension contributions and contractual termination costs for the former Chief Executive Officer;
  a $6.0 million charge relating to write-off of assets in connection with the closure of Lead Optimization;
  a $10.7 million write-down to fair value of the two properties now classified as assets held for resale;
  $27.5 million write-downs and impairments of intangible fixed assets (2002: $18.8 million); and
  a significant decrease in marketing spend of ADDERALL XR due to 2002 launch costs not repeated in 2003.

Interest income and expense

In the year ended December 31, 2003, interest income of $16.9 million was received compared with $19.5 million in 2002. The decrease is due to the reduction in interest rates more than offsetting any benefit of the increased cash balance held during the year.

Interest expense increased marginally to $9.5 million (2002: $9.3 million). The interest charged on the 2% convertible note in 2003 was $7.5 million (2002: $8.0 million).

Other expense, net

For the year ended December 31, 2003, other expense, net totaled $17.5 million. The main components were $15.6 million in respect of write-downs of non-current investments to fair value, a foreign exchange loss of $6.7 million and $3.8 million income from the two GeneChem venture capital funds.

For the year ended December 31, 2002, other expense, net totaled $8.3 million. The main components were a $2.3 million mark to market loss recorded on the Roberts Supplemental Executive Retirement Plan (SERP), $8.7 million in respect of write-downs of non-current investments to fair value and $3.3 million income from the two GeneChem venture capital funds.

Income taxes

For the year ended December 31, 2003 income taxes increased by 21% to $107.4 million (2002: $88.4 million). The Company’s effective tax rate was 28% for the year ended December 31, 2003 (2002: 27%).

As of December 31, 2003 the Company had deferred tax assets of $63.1 million (December 31, 2002: $41.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized. See note 25 to the consolidated financial statements for expiry dates of these tax losses.

Equity method investees

A loss of $1.1 million was incurred from equity method investees for the year ended December 31, 2003 (2002: $1.7 million earnings). The Company received $3.5 million representing a 50% share of earnings from the anti-viral commercialization partnership with GSK in Canada (2002: $2.6 million). A loss of $4.6 million incurred representing a 50% share of the losses in Qualia Computing Inc. (2002: loss $0.9 million).

On December 31, 2003, the Company sold its investment in Qualia Computing Inc. to iCAD Inc.

Discontinued operations

Discontinued operations are in respect of the Company’s US “Over-The-Counter” (OTC) business that was sold in December 2002. The OTC products were acquired as part of the merger with Roberts in 1999 and consisted of non-prescription laxatives and dietary supplements. Shire’s main strategic focus is on innovative prescription pharmaceuticals prescribed by specialist physicians.

Sales generated by the OTC products represented approximately 3% of the Company’s total product sales in 2002. Further details of this transaction are disclosed in note 4 to the consolidated financial statements.

Results of operations for the years ended December 31, 2002 and 2001

The results for the year ended December 31, 2001, as discussed below, have been restated to reflect the disposal of the OTC business during 2002, which was accounted for as a discontinued operation.

Overview

For the year ended December 31, 2002, the Company’s total revenues increased by 22% to $1,037.3 million, compared to $853.0 million in fiscal 2001. Net income for the year ended December 31, 2002 was $250.6 million compared to $38.8 million in 2001, an increase of 546%. However, as net income in the year ended December 31, 2001 included $121.2 million of other charges comprising asset impairment and restructuring costs ($29.6 million), merger related transaction expenses ($83.5 million) and a loss from the sale of the manufacturing facility in Toronto, Canada ($8.1 million), this growth rate appears much higher than that attributed to ongoing operating activities.

Total revenues

Shire’s revenues are primarily derived from sales of its pharmaceutical products and royalties earned on products that it has out-licensed to third parties to market on its behalf. The following table provides an analysis of the Company’s total revenues by source:

Year ended December 31,	2002 $m	2001 $m	Change %

Product sales	859.4	699.4	+ 23%
Licensing and development	3.1	5.5	- 44%
Royalties	174.8	145.2	+ 20%
Other	-	2.9	-

Total	1,037.3	853.0	+ 22%

Product sales

For the year ended December 31, 2002, the Company’s product sales increased by 23% to $859.4 million, compared to $699.4 million in the prior year, and represented 83% of total revenues (2001: 82%). The following table provides an analysis of key product sales:

Year ended December 31,	2002 $m	2001 $m	Product sales growth %	US prescription growth %

ADDERALL XR	317.9	32.6	+875%	+2,012%
ADDERALL	109.8	317.7	-65%	-61%
AGRYLIN	119.2	85.5	+39%	+22%
PENTASA	87.2	75.5	+15%	+4%
PROAMATINE	50.9	38.0	+34%	+15%
CARBATROL	45.3	36.8	+23%	+7%
CALCICHEW range	23.2	20.9	+11%	n/a
Others	105.9	92.4	+15%	n/a

Total	859.4	699.4	+23%

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS December 2002.

ADDERALL franchise

At the outset, 2002 was to be a challenging year for Shire’s ADDERALL franchise as the Company expected to face strong competition from generic products. In mid February 2002, Barr Laboratories Inc. announced FDA approval to market a generic version of ADDERALL. The Company had launched a new, patent protected, once daily formulation of ADDERALL, called ADDERALL XR, in the US on November 5, 2001. Thus, Shire’s challenge for 2002 was to continue converting patients from its twice/three times daily ADDERALL product to the new patent protected, once daily, formulation.

For the year ended December 31, 2002, sales of ADDERALL XR were $317.9 million compared to $32.6 million in the last two months of 2001 (the year of launch).

Sales of ADDERALL for the year ended December 31, 2002 were $109.8 million compared to $317.7 million in the comparative period. This decline in ADDERALL sales is largely due to the Company’s success in converting patients to the new, patent protected, once daily, formulation of the drug. In addition, the Company has lost some ADDERALL sales to generic competitors who launched their competing products from the middle of February 2002. According to IMS data, total dollar sales from generic versions of ADDERALL were $127.2 million in 2002.

On a combined basis, product sales from the ADDERALL franchise in 2002 were up $77.4 million, a 22% increase compared to the prior year. Over the same period, the number of prescriptions written for the two products was marginally higher than the prior year, up 0.6%. This demonstrates that, although Shire’s share of the US ADHD prescription market in December 2002 was 28.8%, versus 34.4% in December 2001, the total ADHD market is growing strongly in dollar terms, 32% during 2002.

ADDERALL XR is sold at a higher price than ADDERALL and this has had a favorable impact on the Company’s sales revenue in 2002. In addition, a lower Medicaid utilization and rebate payments on ADDERALL XR sales have also had a positive effect on 2002 net sales, which the Company estimates to be between $25 million and $30 million.

AGRYLIN

Total AGRYLIN sales for 2002 were $119.2 million, an increase of 39% compared to the prior year (2001: $85.5 million). Underlying prescriptions for AGRYLIN in the US, where it is the only product licensed for the treatment of essential thrombocythemia, increased by 22%, supported by a price increase in January 2002. Shire achieved 26.5% of the total US AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2002, compared to 24.4% in December 2001.

PENTASA

For the year ended December 31, 2002, sales of PENTASA, a treatment for ulcerative colitis, were up 15% at $87.2 million (2001: $75.5 million). Over the same period, PENTASA benefited from modest prescription growth of 4%, which reflects limited physician promotions during 2002. PENTASA sales benefited from two factory price increases during 2002, a 9% rise in January 2002 and a further 7% increase in May 2002.

PENTASA had a prescription share of 17.6% of the US oral mesalamine/olsalazine market in December 2002, compared with 18.6% in December 2001.

PROAMATINE

Sales of PROAMATINE, for the treatment of orthostatic hypotension, were $50.9 million, 34% higher than 2001 sales of $38.0 million. Underlying prescriptions grew by 15% during the year ended December 31, 2002. Approximately 11% of the reported sales growth is attributable to price increases. PROAMATINE sales also benefited from the launch of a new 10mg strength during 2002.

PROAMATINE had a 25.3% share of the US prescription market for PROAMATINE and fludrocortisone acetate prescriptions in December 2002, an increase from 23.6% in December 2001.

CARBATROL

Sales of CARBATROL, for the treatment of epilepsy, were $45.3 million in 2002, an increase of 23% over prior year sales of $36.8 million. Over the same period, underlying prescriptions grew by 7%. CARBATROL was launched in the US in June 1998, and in the three years following launch the growth rate for this product has typically been much higher than the 23% achieved in 2002. The Company has experienced supply constraints throughout 2002, but these have now been addressed.

The following table presents the Company’s product sales by operating segment:

Year ended December 31,	2002 $m	2001 $m	Change %

US	714.7	587.5	+22%
International	131.5	106.3	+24%
Biologics	13.2	5.6	+136%

Total	859.4	699.4	+23%

Product sales in the US continue to represent a significant percentage of the Company’s worldwide sales, 83% in 2002 versus 84% in 2001. The growth in US sales is 22% for 2002, which is lower than the 50% seen for the previous year. The main driver of this change was the slow down in growth within the US ADDERALL franchise which, as explained above, was affected by product launches by generic competitors.

Sales growth in the Company’s International business was 29% in 2002, compared to 6% in the prior year. There have been several new product launches in this sector during 2002, including SOLARAZE and the continued roll-out of ADEPT. The CALCICHEW range of products for the treatment of osteoporosis, continue to perform well and delivered sales growth of 11% in 2002.

Royalties

Royalty revenue increased 20% to $174.8 million for the year ended December 31, 2002, compared to $145.2 million in 2001. The following table provides an analysis of royalty income:

Year ended December 31,	2002 $m	2001 $m	Change %

3TC	132.5	120.1	+10%
ZEFFIX	21.2	16.9	+25%
Others	21.1	8.2	+157%

Total	174.8	145.2	+20%

For the product 3TC, a treatment for HIV infection, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. The nucleoside analogue market for HIV has continued to exhibit solid growth in recent months. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

Shire also receives royalties from GSK on the worldwide sales of ZEFFIX, a treatment for chronic hepatitis B. The commercialization partnership with GSK operates in the Canadian market.

In 2002, worldwide sales of 3TC amounted to $982.3 million, an increase of 9% compared to sales of $902.0 million in 2001. These amounts include the 3TC sales portion in COMBIVIR, a product that combines in a single tablet two antiretroviral drugs, AZT and 3TC. 3TC sales also included the 3TC portion in TRIZIVIR, a product that combines in a single tablet three anti-retroviral drugs, AZT, 3TC and Ziagen.

Sales of ZEFFIX, Shire’s discovery for the treatment of chronic hepatitis B, contributed to the increase in royalty revenue in 2002. Sales of ZEFFIX totaled $185.6 million in 2002, compared to $149.0 million in 2001, an increase of 25%.

Other royalties are received in respect of REMINYL from Johnson & Johnson, and in addition a number of hormone replacement therapy (HRT) products from various licensees. The 160% growth rate shown above is largely due to REMINYL royalties.

Cost of product sales

For the year ended December 31, 2002, cost of product sales amounted to 16% of product sales, a ratio consistent with 2001. A slight favorable mix of the higher margin products was mainly used to offset costs associated with enhancing internal and external production facility capabilities.

The production of ADDERALL was relocated from the Valley Stream facility to DSM Pharmaceuticals during 2002. The Company has a coordinated initiative to further upgrade manufacturing capacity and to rationalize its non-strategic manufacturing facilities within North America.

Research and development expenses

Research and development expenditure increased to $189.2 million in 2002 from $171.0 million in 2001, representing an increase of 11%. Included within research and development in 2001 is a warrant compensation charge of $4.5 million, relating to warrants issued to the Canadian government under the TPC contract.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $305.5 million in 2001 to $387.4 million in 2002, an increase of 27%. As a percentage of product sales, these expenses were 45% (2001: 43%).

Higher selling, general, and administrative expenses were primarily due to increased selling and marketing expenses supporting higher field headcount and promotional efforts for recent product launches, including, but not limited to, ADDERALL XR.

A component of selling, general, and administrative expense is depreciation and amortization, which decreased from $45.8 million in 2001 to $36.4 million in 2002.

For 2002, amortization expense consists of a charge of $23.5 million for the year in respect of intellectual property rights. In addition, there was a write-down, totaling $18.8m, of certain intangible assets following a periodic impairment review. The charge for the year has decreased because goodwill is no longer amortized in accordance with SFAS No. 142.

The depreciation charge for 2002 was $12.9 million, a decrease of $1.5 million compared to 2001. This reduction is primarily the result of the sale of the Canadian manufacturing facility part way through 2001.

Other charges

Other charges to operations for the year ended December 31, 2002 were $1.4 million, which were in respect of losses on the disposition of assets, primarily equipment disposed of during office relocations.

For the year ended December 31, 2001, other charges amounted to $123.3 million, of which $121.3 million was in connection with the BioChem merger, consisting of restructuring charges of $8.8 million, asset impairments of $20.9 million, merger transaction expenses of $83.5 million and a loss on the disposal of assets of a facility of $8.1 million. The merger transaction expenses of $83.5 million represent direct costs Shire incurred in connection with the merger, including bank and other advisory fees, taxes associated with the transaction and other direct incremental costs associated with the merger.

Upon the completion of the merger with BioChem, the Company formalized a plan to restructure the combined organization by (a) closing a duplicate manufacturing facility and (b) eliminating certain duplicate positions throughout the combined organization. This plan resulted in the decision to terminate 57 employees and to dispose of Shire’s existing manufacturing facility. All of the planned terminations were completed by December 31, 2001. The Company paid $8.0 million of this during the year ended December 31, 2001 and the remaining $0.8 million during the year ended December 31, 2002. As part of this restructuring, the Company also disposed of the duplicate manufacturing facility at a loss of $8.1 million.

In addition, in connection with the BioChem merger, the Company reviewed the carrying value of all intangible assets of the combined organization in an attempt to identify any intangible assets that were duplicative, inconsistent with the strategic direction, or where it did not perceive any ongoing value that would be derived from these assets. This review resulted in the write off of $20.9 million of intangible assets. For a detailed description of each intangible impairment, refer to note 22 of the consolidated financial statements.

Interest income and expense

In the year ended December 31, 2002, Shire received interest income of $19.5 million compared with $19.7 million in 2001. Interest expense increased from $8.3 million in 2001 to $9.3 million in 2002. This increase reflects a full twelve months of interest expense in relation to the $400 million convertible notes, which the Company issued in August 2001. The notes bear interest at a fixed rate of 2% per annum.

Other (expense)/income, net

For the year ended December 31, 2002, other expense, net totaled $8.3 million. The main components were a $2.3 million mark to market loss recorded on the SERP fund, $8.7 million in respect of write-downs of non-current investments due to other than temporary impairments and $3.3 million income from the management of GeneChem funds.

For the year ended December 31, 2001, other expense, net totaled $52.9 million, the main components of which were income of $4.0 million in respect of investments in two venture capital funds, the GeneChem Technologies Venture Fund L.P. and the GeneChem Therapeutics Venture Fund L.P. and a charge of $55.7 million in respect of asset impairments.

Following the merger with BioChem, the Company reviewed the carrying value of all cost method investments held by the combined organization, considering, amongst other things, the Company’s (a) strategic direction and re-prioritization of investments, (b) knowledge of certain developments in 2001 with regards to the US Food and Drug Administration’s approval process of certain products, and (c) a strategic re-evaluation of the risks that Shire was willing to retain, relating to certain ventures and guarantees. As a result of this review, the Company determined that it was necessary to record impairment charges totaling $55.7 million relating to these investments. The impairment related to the write off of $18.7 million associated with a 14.1% equity interest in common stock and an investment of preferred shares of Qualia, the write off of $6.2 million associated with a 9.6% interest in Biovector and a write down of $30.8 million associated with the renegotiation of a $35.8 million debenture from the sale by BioChem of its diagnostic operations. Please refer to note 23 of the consolidated financial statements for further details.

Income taxes for continuing operations

For the year ended December 31, 2002, income taxes increased by 28% to $88.4 million (2001: $68.9 million). The Company’s effective tax rate was 27% for the year ended December 31, 2002 (2001: 25% before stock compensation and merger costs). As of December 31, 2002, Shire had net deferred tax assets of $41.1 million (December 31, 2001: $39.7 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. See note 25 to the consolidated financial statements for expiry dates of these tax losses.

Equity method investees

Income from equity method investees for the year ended December 31, 2002 was $1.7 (2001: $2.0 million). The Company received $2.6 million representing its 50% share of earnings from its antiviral commercialization partnership with GSK in Canada and incurred a loss of $0.9 million representing its 50% share of the losses of its commercialization partnership with Qualia Computing Inc. Income from equity method investees for the year ended December 31, 2001, related solely to the Company’s 50% share of earnings from its commercialization partnership with GSK.

Discontinued operations

Discontinued operations are in respect of Shire’s US “Over-The-Counter” (OTC) business which was sold in December 2002. The OTC products were acquired as part of the merger with Roberts in 1999 and consisted of non-prescription laxatives and dietary supplements. The Company’s main strategic focus is on innovative prescription pharmaceuticals prescribed by specialist physicians.

Sales generated by the OTC products represented approximately 2.8% of the Company’s total product sales in 2002 and 3.5% of the total sales in 2001.

Further details of this transaction are disclosed in note 4 to the consolidated financial statements.

Lead Optimization closure

On July 31, 2003, Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure resulted in:

  The severance of approximately 135 Lead Optimization employees. As of December 2003, 130 had left the Company, and the remaining employees left by January 31, 2004. Severance payments are being made to the former employees over a fifteen month period, as required by local regulations;
  A $6.0 million write-off of associated tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for research and development and have no alternative use; and

  The cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs have been reflected in the statement of operations and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D $’000	SG&A $’000	R&D $’000	International $’000

Employee severance	6,425	-	6,425	-
Write-off of tangible fixed assets	-	6,026	-	6,026
Other costs	800	-	800	-

	7,225	6,026	7,225	6,026

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following provides a roll forward of the liability that has been recorded as of December 31, 2003.

	Costs recorded	Utilization
	in year to	in year to
Opening	December 31,	December 31,	Closing
liability	2003	2003	liability
$’000	$’000	$’000	$’000

Employee severance	-	6,425	(2,973)	3,452
Write-down of tangible fixed assets	-	6,026	(6,026)	-
Other costs	-	800	(475)	325

	-	13,251	(9,474)	3,777

Liquidity and capital resources

The Company has financed its activities since inception through private and public offerings of equity securities, the issuance of loan notes and convertible loan notes, cash generated from operational activities and the proceeds of disposals.

The Company’s funding requirements depend on a number of factors, including its product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, and the continuing revenues generated from sales of Shire’s key products.

In pursuing the Company’s strategic objectives during 2003, Shire has purchased the rights to a number of products including the following:

  In February 2003, the Company acquired the worldwide sales and marketing rights to METHYPATCH, the first ever transdermal delivery system for the once daily treatment of ADHD. The Company made an upfront milestone payment of $25.0 million. Further milestone payments of up to $125 million are dependent on FDA approval and the achievement of certain sales targets. The Company is currently working with Noven Pharmaceuticals Inc. to address outstanding issues raised by the US FDA in the “not approvable” letter issued in April 2003.

  In July 2003, Shire acquired the Canadian rights to five products from DRAXIS Health Inc., four products related to the central nervous system and one in renal, both being core therapeutic areas for the Company. These products were already well established in the Canadian market. This transaction included an upfront payment of CAN$13.5 million (approximately $10.4 million) as well as future milestone payments of up to CAN$4.0 million (approximately $3.1 million).

  In December 2003, the Company acquired the rights to VANIQA, a novel topical dermatology product which will complement SOLARAZE in this market. VANIQA has received regulatory approvals in Europe and will be launched in 2004 and is expected to contribute additional revenue in the specialist dermatology market.

Another important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property, and as a result may need cash funding for litigation expenses incurred. It is difficult to assess the timing of such events.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds as of December 31, 2003 and 2002.
	2003	2002	Change
December 31,	$’000	$’000	$’000

Cash and cash equivalents	1,103,286	880,973	+222,313
Restricted cash	6,795	16,745	-9,950
Marketable securities	304,129	316,126	-11,997

Gross cash funds	1,414,210	1,213,844	+200,366
Total debt	(377,835)	(408,190)	+30,355

Net cash funds	1,036,375	805,654	+230,721

Cash flow activity

Net cash provided by operating activities for the year ended December 31, 2003 was $355.3 million, an increase of $10.2 million compared to the previous year. Although net income was higher by $33.7 million in 2003, the net change in working capital was a $35.2 million decrease compared to a $39.3 million increase in 2002. In particular, accounts receivable balances were higher at December 31, 2003 by $57.9 million due to a combination of higher sales in December 2003 and the timing of cash receipts from customers between periods.

Net cash used in investing activities was $80.6 million, with investments made in intangible fixed assets of $47.0 million and tangible fixed assets of $52.2 million. Shire’s intangible asset purchases, as discussed above, were the rights to METHYPATCH, VANIQA and five products purchased from DRAXIS Health Inc. for $25.0 million, $10.0 million and $10.4 million respectively. The purchase of tangible fixed assets was primarily related to the construction projects in Canada, further upgrade to the US manufacturing facility purchased in 2002 and the implementation of a new enterprise resource planning system, (SAP). This is in comparison to the prior year where investing activities generated cash flows of $396.8 million, which was primarily a result of the sale of marketable securities and the sale of the OTC business and offset by the purchase of tangible fixed assets of $22.6 million and the purchase of APS for $17.3 million.

The Company’s financing activities required the use of $77.6 million for the year ended December 31, 2003 in comparison to the prior year which provided $2.6 million. This was related to the repurchase of a portion of the 2% convertible bonds for $30.4 million and the redemption of $52.4 million of common stock. This was offset by proceeds of $5.2 million from the exercise of employee stock options.

Indebtedness

Outstanding Borrowings

The Company’s total borrowings as of December 31, 2003 were $377.8 million (December 31, 2002: $408.2 million), the main component of which is $370.2 million in guaranteed convertible notes due 2011. These notes, issued in August 2001 by Shire Finance Limited (the Issuer), a wholly owned subsidiary, bear interest at the rate of 2% per annum. The Company incurred issuance costs of approximately $9.0 million in respect of these convertible notes.

During the year ended December 31, 2003, Shire repurchased $29.8 million of the convertible loan notes. The convertible notes are guaranteed by Shire and are convertible into redeemable preference shares of the Issuer which upon issuance will be immediately exchanged for either (i) Shire ordinary shares or (ii) Shire ADSs, or (iii) at the Issuer’s option, a cash amount based upon the London Stock Exchange volume-weighted average prices of ordinary shares on the fourth through eighth business days following conversion.

At the choice of investors, each $1,000 of nominal value notes can be converted into 49.62 Shire ordinary shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors can choose to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008.

At Shire’s option, repayment can be made in the form of ordinary shares or ADSs. The number of ordinary shares that a note holder would receive would be based on the notional principal of the notes divided by 95% of the London Stock Exchange volume-weighted average price of ordinary shares on the five trading days after the Company gives notice of the exercise of its option. Such notice will be on or before the tenth business day preceding the repayment put date. On or after August 21, 2004, Shire may redeem, for cash, all or part of the notes providing the ordinary share price has exceeded $26.20 (Sterling equivalent at the time) for 20 of the 30 consecutive dealing days in the period prior to redemption.

The decision as to whether a note holder should exercise a put option will depend on a number of factors, particularly the price of the Company’s shares at the put date and the likelihood of this share price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or £11.26 (at the closing exchange rate for 2003) for Shire ordinary shares and $60.46 for Shire ADSs. If the price of the Company’s ordinary shares at the first put date of August 21, 2004 remains at a level similar to the year end price of £5.42 ($29.06 for Shire ADSs) it is quite possible that note holders will choose to exercise their put options.

Other long-term debt outstanding at December 31, 2003 was in respect of a Canadian federal and provincial government loan of $1.6 million (CAN$2.0 million). This facility is non-interest bearing and is repayable in annual installments of $0.8 million (CAN$1.0 million).

Letters of credit

As of December 31, 2003, the Company had the following letters of credit outstanding:

An irrevocable standby letter of credit with Fifth Third Bank to Allfirst Bank in the amount of $10.0 million related to the bonds that were used to finance the construction of the US manufacturing facility at Owings Mills, Maryland.

An irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims.

An irrevocable standby letter of credit of $19.0 million (CAN$24.5 million) that represented the Company's obligations with respect to the establishment of pandemic readiness as of December 31, 2003.

Contractual obligations

As of December 31, 2003 the Company’s contractual obligations were as follows:

Payments due by period

		Less than			More than
Contractual obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’000	$’000	$’000	$’000	$’000

Long-term debt (i)	371,757	772	760	-	370,225
Capital lease obligations	6,078	282	508	566	4,722
Operating leases	44,066	12,719	13,088	6,440	11,819
Purchase obligations (ii)	22,583	22,583	-	-	-
Other long-term liabilities reflected on
the Balance Sheet (iii)	30,711	6,913	17,083	6,715	-

	475,195	43,269	31,439	13,721	386,766

(i)	As noted above, long-term debt primarily consists of $370.2 million of guaranteed convertible notes due 2011. These convertible notes provide the holder an option to put the debt to Shire on three scheduled dates, the earliest of which is August 21, 2004. The decision as to whether a note holder should exercise a put option will depend on a number of factors, particularly the price of Shire’s stock at the put date and the likelihood of the stock price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or £11.26 (at the closing exchange rate for 2003) for Shire ordinary shares and $60.46 for Shire ADSs. If the price of ordinary shares at the first put date of August 21, 2004 remains at a level similar to the year end price of £5.42 ($29.06 for Shire ADSs) it is likely that note holders will choose to exercise their put options.

(ii)	These purchase obligations primarily include an anticipated milestone payment on METHYPATCH and payments made on research agreements, as described below. The Company has not reflected the obligations which require it to complete expansion of its facilities that do not have a set monetary amount unless it has entered into purchase orders.The Company has not conducted a detailed investigation to identify whether other purchase obligations may exist; however, based on its internal control policies, it believes any such commitment would not be material.

(iii)	This consists primarily of obligations associated with the SERP and other long term liabilities (described in notes 16 and 24 to the consolidated financial statements).

(iv)	The above table does not reflect any amounts in respect of the long-term deferred taxation liabilities at December 31, 2003 as the Company is not able to predict when such amounts will fall due for payment.

At December 31, 2003, the Company has the following contractual obligations and other commitments:

Interests in companies and partnerships

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $44.8 million. As of December 31, 2003 $36.8 million has been subscribed, leaving an outstanding commitment of $8.0 million.

Lease commitments

The Company leases facilities, motor vehicles and equipment under operating leases expiring through 2013. The lease expense under these commitments was approximately $12.2 million for the year ended December 31, 2003. The future minimum lease payments under these commitments are $44.0 million.

In addition, the Company has a capital lease expiring in 2019 in respect of its US manufacturing facility at Owings Mills, Maryland . The future minimum lease payments under this commitment are $6.0 million.

GOC FLUVIRAL contract

In 2001, the Company signed a ten-year non-cancelable contract with the GOC to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event (hereinafter referred to as the Pandemic contract.)

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide for domestic vaccine needs in the event of an influenza pandemic. Shire is committed to providing 32 million doses of single-strain (monovalent) influenza vaccine within a production period of 16 weeks. The Company has begun the process of expanding its production capacity in order to meet this objective within a five-year period ending January 2006.

In addition, under another GOC contract, the Company is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

The Company is also committed to certain capital expenditures for the purpose of achieving the level of pandemic readiness required in the Pandemic contract; the Company currently estimates this will cost approximately $11.3 million. The Government has agreed to reimburse the Company $10.4 million (CAN$13.5million). At the end of the contract, Shire is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $37.8 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

Technology Partnership Canada (TPC)

In March 2000, the Company entered into a funding agreement with TPC, a Canadian governmental agency, (hereinafter referred to as the TPC agreement) relating to the research and development of recombinant protein vaccines. The TPC agreement has as its objective the creation in Canada of skilled scientific and technological jobs in the research and development field, the local manufacture of developed products, capital investment and financial return on investment.

TPC agreed to a total contribution not to exceed $61.9 million (CAN$80.0 million). Such contribution is repayable to TPC in form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period up to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

As a condition of the TPC agreement, the Company has an obligation to build a vaccine research facility in Canada. The construction of the vaccine research center in Laval, Canada will represent an investment of approximately $21.7 million (CAN$28.0 million) and should be completed in December 2004.

GeneChem funds

The Company has made investments in two venture capital funds. The fund managers distribute income to the partners of the funds for dividends or realized gains made on sale of investments. As part of its initial investment the Company is required to make additional future investments. As of December 31, 2003, Shire is committed to making an additional investment of $4.1 million (CAN$5.3 million).

EGS Healthcare fund

In November 2000, the Company entered into an agreement to invest up to $10.0 million in various EGS healthcare funds. EGS is a private equity company that makes investments in healthcare companies that focus mainly on biotechnology and pharmaceuticals. As of December 31, 2003, Shire has a remaining commitment of $3.9 million.

METHYPATCH

In connection with the Company’s purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product. These payments could total $75 million.

DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain milestone payments if no generic events occur for certain products purchased. The milestone payments could reach an amount up to $3.1 million (CAN$4 million) if no generic events have occurred for those products by January 22, 2007.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and marketable securities will be sufficient to meet its anticipated future operating expenses, capital expenditures (including planned expansions at its facilities) and debt service and lease obligations as they become due over the next twelve months (including the possible repayment of the convertible notes). The Company’s strategy of continued growth contemplates the possibility of growth through acquisitions of other businesses and the purchase of intangible assets, should appropriate opportunities become available. If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of its capital stock.

Based on the Company’s assessment of its material contractual obligations and commercial commitments, there is no known trend, demand, event or uncertainty that is reasonable likely to have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign currency fluctuations

A number of divisions (including the corporate office) are located outside the United States. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US dollar, British pound, Euro and Canadian dollar. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income in the consolidated balance sheet.

Concentration of credit risk

The Company’s revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Such clients typically have significant cash resources, and the Company has taken positive steps to manage any credit risk associated with these transactions and as such the risk is considered minimal. Shire operates clearly defined credit evaluation procedures. For the year ended December 31, 2003, there were four customers in the US who accounted for 71% of the Company’s total revenues.

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable. Excess cash is invested in short-term money market instruments, including bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal risk.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believe that the net effect of inflation on its operations has been minimal during the past three years.

New accounting pronouncements

Adopted in the current year

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No 145). The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which were classified as extraordinary items by SFAS No. 4 are no longer classified as such. The Company adopted SFAS No. 145 during the current year. When adopted, prior extraordinary items relating to the extinguishment of debt were reclassified. This resulted in the extraordinary items of $2.6 million ($4.1 million before taxes and $1.5 million of income taxes) in 2001 being reclassified to the interest expense and income taxes, respectively.

To be adopted in future periods

In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R” or the “Interpretation”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN 46R (a) clarified some requirements of the original FIN 46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial position, cash flows or results of operations.

Critical accounting policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by the way the Company applies its accounting policies. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The accounting policies, which the Company considers to be critical accounting policies, include litigation, valuation of intangible assets, valuation of fixed asset investments, sales deductions and income taxes.

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

As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional expense in a future accounting period. During the year ended December 31, 2003, a legal accrual of $2.0 million was released in the aggregate, to the consolidated statement of operations, due to the outcome of previously pending litigation.

Valuation of Intangible Assets
Shire has acquired and continues to acquire significant intangible assets that Shire records at acquisition cost. As of December 31, 2003, the carrying value of such intangibles was $307.9 million, which primarily related to AGRYLIN, CARBATROL, COLAZIDE, FARESTON, METHYPATCH, PROAMATINE, PENTASA and SOLARAZE products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process research and development, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the entity; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand, competition, and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

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

  A prolonged general economic downturn and, specifically, competitive pricing pressure, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect Shire’s estimates of future net cash flows to be generated by its long-lived assets. Consequently, it is possible that future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of long-lived assets. Changes to the estimated future net cash flows from certain products resulted in a $12.1 million impairment of intangible assets in the year ended December 31, 2003 (2002: $18.8 million and 2001: $25.4 million).

The estimated net cash flows for all three years changed as a result of strategic business decisions by Shire that resulted in a redirection of resources away from certain products that were no longer believed to be core to its business and to products that Shire believed to be more profitable and in line with its strategic direction. In addition a decline in certain product prices and a decision not to renew product licenses that were not core to the business had a negative impact on the estimated net cash flows.

Valuation of Fixed Asset Investments
The Company has certain investments in equity securities. All equity investments, where Shire does not have the ability to exercise significant influence and where the equity securities are not marketable, are accounted for under the cost method. At December 31, 2003 the carrying value of investments accounted for under the cost method was $73.2 million. Under the cost method, investments in private companies are carried at the lower of cost or market value. For public companies, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in “Accumulated other comprehensive loss”, net of any related tax effect. Shire periodically reviews its fixed asset investments for other than temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other than temporary impairments include:

  the market value of a quoted investment being below the carrying value of the investment for an extended period;
  adverse news flow for private company investments in relation to the progress of scientific technology/development of compounds; and
  recent stock issuances at a price below the investment price.

If the fair value appears to be below the carrying value the Company consider all available evidence in assessing whether there is an other than temporary impairment. This evidence would include:

  positive progress in the issuer’s scientific technology/ development of compounds;
  ongoing activity in collaborations with the issuer;
  a lack of other substantial company-specific adverse events causing a decline in value;
  analysis and valuation of comparable companies; and
  the overall financial condition of the issuer.

In instances where the Company’s review indicates that there is an other than temporary impairment, Shire writes down the investment to the then fair value of the investment, recording an impairment charge in the consolidated statement of operations. The determination of the fair value of private company investments together with the determination of whether an unrealized loss is permanent requires significant judgment and can have a material impact on the reported results. During 2003, Shire wrote-off investments of $8.5 million (2002: $4.7 million) and recorded an impairment of $7.0 million (2002: $4.0 million) based on changes in its estimates of the carrying value from the previous year. There were no such write-offs or impairments, other than those associated with the acquisition of BioChem, recorded in 2001.

Sales Deductions

Sales deductions primarily consist of statutory rebates to state Medicaid and other Government agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, trade discounts and allowances for the coupon sampling program. Statutory rebates to state Medicaid agencies and contractual rebates with HMOs are based on price differentials between a base price and the selling price. As a result, the rebates increase as a percentage of the selling price over the life of the product. Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends.

Provisions for product returns and trade discounts to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon:

  past activity levels;
  the duration of time in the processing of deductions
  other factors such as the launch of a new drug, the loss of patent protection or new competition.

Where such factors are relevant, Shire develops provisions for returns based on wholesaler customer channel checks for slow-moving product and a separate management review of estimated customer inventory levels, by product. To the extent that Shire is unable to estimate returns, recognition of revenue is deferred until either the product is sold to the pharmacy or until Shire receives payment from the wholesaler.

Shire accepts customer returns in the following circumstances: a) expiration of product, or b) product damaged while in the possession of Shire, or c) specific sales terms, at product launch, that allow for unconditional return of product (guaranteed sales). Customers return periods range from one to twenty-four months with an average return period of six months.

In addition, Shire monitors customer inventory levels, based on estimated prescription demand, and limits the amount of product shipped to a customer when there appears to be a protracted pattern of customer ordering that exceeds Shire’s estimate of underlying demand. The practice of monitoring inventory levels allows Shire to more accurately predict customer returns.

The actual experience and the level of these deductions to revenue may deviate from the estimate. Shire revises its estimates every period and may be required to adjust the estimate in a subsequent period. There have been no material adjustments to the estimates recognized related to Shire’s provisions for sales rebates or returns, in any of the periods presented.

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

The Company also has significant deferred assets due to net operating losses (NOL’s) in the United States, Canada and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOL’s exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOL’s a valuation allowance has been made against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact the Company’s financial position and results of operations. Due to changes in estimates of Shire’s ability to utilize NOL’s in the future, Shire recorded an additional release in valuation allowance of approximately $13.7 million in 2003 and released valuation allowances of approximately $6.0 million in 2002. The changes in estimates were a consequence of tax planning strategies entered into by Shire and based on revised projections of operating results by tax jurisdiction.

At December 31, 2003, the Company had gross deferred tax assets of $264.8 million and had recorded a valuation allowance of $168.2 million against this amount.

At December 31, 2002, the Company had gross deferred tax assets of $208.6 million and had recorded a valuation allowance of $139.5 million against this amount.

At December 31, 2001, the Company had gross deferred tax assets of $190.9 million and had recorded a valuation allowance of $125.6 million against this amount.

ITEM 7A: Quantitative and qualitative disclosures about market risk

Treasury policies and organization

The Company’s treasury activities are coordinated by its treasury function which is based in the UK. All treasury operations are conducted within a framework of policies and procedures approved by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

The Company is subject to market risk in the following areas:

Interest rate risk

Due to the high proportion of fixed rate debt, the Company’s interest charge has limited exposure to interest rate movements.

The convertible notes bear interest of 2% per annum, payable semi-annually. This interest rate is fixed over the period of the debt, thus reducing any cash flow risk associated with movements in interest rates.

The interest rate risk that has been mitigated by obtaining a fixed rate debt is equivalent to a $3.7 million saving per 1% rise in interest rates per annum. Conversely a fall in interest rates by 1% will effectively cost the Company $3.7 million.

In the year ended December 31, 2003, the average interest rate received on cash and liquid investments was approximately 1.18% per annum. The largest proportion of investments was in US dollar institutional funds.

Foreign exchange risk

The Company is exposed to movements in foreign exchange rates against the US dollar for trading transactions and the translation of net assets and earnings of non US subsidiaries. The main trading currencies of the Company are the US dollar, the Canadian dollar, pounds sterling and the euro. The consolidated financial statements of foreign entities are translated using the accounting policies described in note 2 to the consolidated financial statements.

The Company has a small proportion of debt denominated in foreign currencies. As of December 31, 2003, a total of $1.6 million was outstanding (December 31, 2002: $1.9 million) in respect of loans denominated in Canadian dollars.

The exposure to foreign exchange risk is managed and monitored by the treasury function. The Company has not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or foreign exchange derivatives during the year to December 31, 2003. Instead, exposures have been managed through natural hedging via the currency denomination of cash balances.

Market risk of investments

As of December 31, 2003, the Company has $73.2 million of investments comprising equity investments funds, private companies and publicly quoted equities. These investments are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

During the period from August 1, 2002 to December 31, 2003 there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche LLP 's satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the period from August 1, 2002 to December 31, 2003.

On July 31, 2002, Arthur Andersen informed the Company that it would no longer be able to serve as the Company's independent auditors, and submitted its letter of resignation to the Company which was accepted by the Company. The Board of Directors of the Company, upon the recommendation of its Audit Committee, subsequently engaged the services of Deloitte & Touche as the Company's new independent auditors. The change in auditors became effective July 31, 2002.

During the period through to July 31, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the period through to July 31, 2002.

During the period from January 1, 2002 to July 31, 2002, the Company did not consult Deloitte & Touche with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A: Controls and procedures

As of December 31, 2003, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Dr James Cavanaugh	67	Non-executive Chairman
Matthew Emmens	52	Chief Executive Officer
Angus Russell	48	Chief Financial Officer
Dr Wilson Totten	48	Group Research and Development Director
Dr Barry Price	60	Senior Non-executive Director
Ronald Nordmann	62	Non-executive Director
The Hon. James Andrews Grant	66	Non-executive Director
Robin Buchanan	51	Non-executive Director

Executive Officers of the Company

Name	Age	Position
Matthew Emmens	52	Chief Executive Officer
Angus Russell	48	Chief Financial Officer
Dr Wilson Totten	48	Group Research and Development Director
Jeff Devlin	50	Director Corporate Affairs
Tatjana May	39	General Counsel and Company Secretary
Jack Khattar	42	President and Chief Executive, Shire Laboratories Inc.
William Nuerge	52	President and Chief Executive, Shire US Inc.
Richard de Souza	51	Director International
Mark Webster	42	Commercial Director

There is no family relationship between or among any of the directors or executive officers.

The Company’s directors, including non-executive directors (NEDs), are subject to the "retirement by rotation" provisions of the Company’s Articles of Association. These are designed to ensure that all directors are re-elected by shareholders at least every three years, a common practice for UK public companies.

In addition to the requirements of the Articles of Association, the non-executive directors are appointed to office pursuant to individual letters of appointment for a term of two years, subject to invitation to serve further terms at the discretion of the board. At the expiration of the two-year term, the NEDs are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular NEDs turn to retire by rotation), but may be re-appointed by the board. The current two-year terms of the NEDs are as set out below:

Name	Date of Term Expiry
Dr James Cavanaugh	March 23, 2005
Dr Barry Price	January 24, 2005
Ronald Nordmann	May 10, 2005
The Hon. James Andrews Grant	December 22, 2005
Robin Buchanan	July 29, 2005

Executive officers are appointed pursuant to service agreements which are not limited in term.

Biographical details of directors and executive officers of the Company

Dr James Cavanaugh joined the board of Shire on March 24, 1997 and was appointed as non-executive Chairman with effect from May 11, 1999. Dr Cavanaugh is President of HealthCare Ventures LLC. Formerly he was President of SmithKline & French Laboratories, the US pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation’s clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the US for Health Affairs on the White House Staff in Washington, DC. He is non-executive Chairman of Diversa Corporation and Vicuron, Inc. and a non-executive director of MedImmune Inc. and Advancis Pharmaceutical Corporation. Dr Cavanaugh was a member of the Remuneration Committee and the Audit Committee and chairman of the Nomination Committee in 2003.

Matthew Emmens joined Shire as Chief Executive Officer and member of the Board of Shire on March 12, 2003. Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974. He held a wide range of sales, marketing and administrative positions before volunteering to help establish Astra Merck, the joint venture between Merck and Astra AB of Sweden. He later became President and Chief Executive Officer. In 1999 he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business and was later promoted to President of the global prescription business and moved to Germany to run the prescription division of that company. Mr Emmens is a graduate of Fairleigh Dickenson University (New Jersey, US) with a BS in Business Management. Mr Emmens is the chairman of the Executive Committee and Portfolio Review Committee.

Angus Russell joined Shire in 1999 as Chief Financial Officer. Mr Russell previously worked for ICI, Zeneca and AstraZeneca. His last position was Vice President - Corporate Finance at AstraZeneca PLC. Prior to this, he held a number of positions within the Zeneca Group from 1993 until 1999 including Group Treasurer, and before that in ICI from 1980 until 1992. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand, and is a fellow of the Association of Corporate Treasurers. Mr Russell is a member of the Executive Committee. He is also a non-executive director of the City of London Investment Trust plc.

Dr Wilson Totten joined Shire on January 17, 1998 as Group Research and Development Director. Dr Totten is a medical doctor and has wide experience in the pharmaceutical industry covering all phases of drug development. He has substantial experience in the field of worldwide drug development. He was Vice President of Clinical Research & Development with Astra Charnwood from 1995 to 1997, having previously worked for Fisons Pharmaceuticals from 1989 to 1995, and prior to that with 3M Health Care and Eli Lilly. Dr Totten is a member of the Executive Committee.

Dr Barry Price joined the board of Shire on January 16, 1996 having spent 28 years with Glaxo holding a succession of executive positions with Glaxo Group Research. He is Chairman of Antisoma plc and also Biowisdom Ltd and is on the board of directors of Pharmagene plc. Dr Price was Chairman of the Remuneration Committee and a member of both the Audit Committee and the Nomination Committee in 2003.

Ronald Nordmann joined the board of Shire on December 23, 1999 having previously served as a non-executive director of Roberts Pharmaceutical Corporation since May 1999. Mr Nordmann has been a financial analyst in healthcare equities since 1971. From September 1994 to January 2000 he was an analyst and partner at Deerfield Management. He is currently Co-President of Global Health Associates and has held senior positions with PaineWebber, Oppenheimer & Co., F Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert. Mr Nordmann received his undergraduate degree from The Johns Hopkins University and an MBA from Fairleigh Dickinson University. Mr Nordmann is also a director of Guilford Pharmaceuticals Inc., Neurochem Inc. and Pharmaceutical Resources Inc. Mr Nordmann was Chairman of the Audit Committee and a member of the Nomination Committee in 2003.

The Hon. James Andrews Grant joined the board of Shire on May 11, 2001 as a non-executive Director. Prior to its merger with Shire, Mr Grant had been a director of BioChem Pharma Inc. since 1986. He is a partner with the law firm Stikeman Elliot in Montreal. Mr Grant sits on the boards of two Canadian public corporations, in addition to other private corporations and foundations and councils that are not for profit organizations. He attended McGill University receiving a BA in Arts in 1958 and a BCL in Law in 1961. Mr Grant was a member of the Nomination Committee in 2003.

Robin Buchanan joined the board of Shire on July 30, 2003. He is the Senior Partner of the London office of business consultants Bain & Company and a member of the firm’s worldwide management committee. Prior to his career with Bain & Company, Mr Buchanan worked for American Express International Banking Corporation in New York, McKinsey

& Company and Deloitte & Touche where he qualified as a Chartered Accountant. Mr Buchanan currently serves as a non-executive director of Liberty International plc. Mr Buchanan has an MBA with Distinction (Baker Scholar) from Harvard Business School. Mr Buchanan was a member of the Remuneration Committee in 2003.

Jeff Devlin joined Shire in January 2000 as Director of Corporate Affairs. Prior to joining Shire he was a partner at Ernst & Young from 1997 and also a member of its Global Executive Steering Group for Life Sciences. He was previously with Arthur D Little, Management Consultancy, where he was a European Director in its Healthcare and Pharmaceuticals practice.

Tatjana May joined Shire from AstraZeneca plc (formerly Zeneca Group) where she occupied the position of Assistant General Counsel in Corporate Headquarters. Prior to joining AstraZeneca in 1995, Ms May worked at Slaughter and May.

Jack Khattar joined Shire as President and CEO of Shire Laboratories Inc. in May 1999. Mr Khattar came to Shire from CIMA., a drug delivery company, where he spent four years, and served as an executive officer and Chairman of the Operating Management Committee. Prior to CIMA, Mr Khattar had several marketing and business development positions at Merck & Co., Novartis, Playtex and Kodak in the US, Europe and Middle East. In 1985, he received his MBA from the Wharton School of the University of Pennsylvania.

William Nuerge joined Shire US in 1994 as Chief Operating Officer. Mr Nuerge has over 25 years’ experience within the industry and has held several senior pharmaceutical positions. Mr Nuerge holds a Bachelor of Science degree from Purdue University and an MBA from Indiana Wesleyen University.

Richard de Souza joined Shire in September 2000 as Director, International. Prior to this he worked as President, Pharmaceuticals Europe and Asia in Warner Lambert/Parke-Davis. He was previously with SmithKline Beecham for 22 years, where he was Chairman, Pharmaceuticals Europe.

Mark Webster has worked in the pharmaceutical industry for 20 years in a number of general management and senior sales and marketing roles in the UK, Canada and the US. Mr Webster worked for Abbott Laboratories for 13 years, where immediately before joining Shire in July 2001 he held the post of Vice-President and General Manager AntiVirals, Abbott Labs USA. He has a BSc (Hons) in Chemistry from Durham University.

Audit Committee Financial Expert

The Board of Directors has determined that Ronald Nordmann is the serving member of the audit committee who is an audit committee financial expert and that he is independent as defined under applicable SEC rules. A description of Mr Nordmann’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s internet website at www.shire.com.

ITEM 11: Executive compensation

Directors and executive officers as a group

In respect of the fiscal year ended December 31, 2003, the total compensation paid to the Company’s directors and executive officers as a group for the periods during which they served in that capacity was $7,970,000. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $982,000. During 2003, members of the group were granted options over ordinary shares of the Company. All such holdings were issued pursuant to the various executive share option plans described in Note 27 to the Financial Statements.

As the Company provides information on the individual compensation of its executive directors in its financial statements filed in the UK, in accordance with the requirements of the Companies Act 1985, the following information is provided with respect to the compensation of the Company’s chief executive officer and its two other executive directors, a portion of which information is supplemental to the requirements prescribed by this Item 11. These individuals will be referred to in this Item 11 as the Company’s named executive officers.

Summary compensation table

	Annual compensation				Long-term compensation awards

Name and Position	Year	Salary	Bonus	Other Annual Compensation (1)	Value of Securities Underlying Options (2)	Number of Securities Underlying Options	LTIP Payouts	All Other Compensation

Matthew Emmens	2003	$730,000	$385,000	$255,941	$458,000	80,960	-	-
Chief Executive
Officer (3)

Angus Russell	2003	$524,000	$265,000	$159,000	$252,000	44,667	$74,000	-
Chief Financial	2002	$436,000	$192,000	$123,000	$180,000	19,078	-	-
Officer
	2001	$377,000	$162,000	$63,000	$188,000	11,535	-	-

Dr Wilson Totten	2003	$557,000	$267,000	$185,000	$268,000	47,459	$76,000	-
Group Research	2002	$466,000	$212,000	$114,000	$193,000	20,394	-	-
and
Development	2001	$414,000	$158,000	$72,000	$202,000	12,330	-	-
Director

(1) Other annual compensation consists of contributions to the Company’s pension schemes and other benefits.
(2) The aggregate value and number of ordinary shares underlying options at December 31, 2003 is as follows:

	Value of Securities Underlying options	Number of Securities Underlying options

Matthew Emmens	$458,000	80,960
Angus Russell	$676,000	89,505
Dr Wilson Totten	$979,000	100,064

(3) Mr Emmens commenced employment as the Company’s Chief Executive Officer on March 12, 2003.

Option grants in last fiscal year

The following table sets forth information with respect to grants of stock options to each of the named executive officers during the year ended December 31, 2003. The Company does not grant any stock appreciation rights.

		Number of Securities Underlying Options Granted (3)	Percentage of Total Options Granted to Employees in Fiscal 2003	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (1)
						5% ($)	10% ($)

Matthew Emmens	(2)	945,010	10%	$5.81	March 18, 2013	865,424	1,817,321

Angus Russell	(2)	284,024	3%	$5.34	March 4, 2013	238,738	501,331

Dr Wilson Totten	(2)	301,775	3%	$5.34	March 4, 2013	380,113	798,206

(1)	The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company’s stock price. The value indicated is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2002, has been deducted from the final appreciated value.

(2)	Options granted under the Company’s 2000 Executive Scheme vest six weeks prior to the expiry date. Options granted under the 2000 Executive Scheme are subject to performance criteria. In respect of any option granted prior to August 2002, if the Company’s share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option will be exercisable in full. If it increases by at least 14.5% per annum over the same three year period, the option may be exercised up to 60% of the shares covered by the option. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which the Company operates. Given the Company’s development, it was considered appropriate that an earnings per share (EPS) based measure should be adopted in place of share price growth targets. Therefore, the performance criteria was amended so that an option would only become exercisable in full if the Company’s fully diluted EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) on average a year for the following tranches of grants:

	Options with a grant value of up to 100% of salary	RPI plus 3% per annum (directors, RPI plus 5%)
	Between 101% and 200% of salary	RPI plus 5% per annum
	Between 201% and 300% of salary	RPI plus 7% per annum
	Over 301% of salary	RPI plus 9% per annum

The new EPS performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with some of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the performance condition should be retested once only, at five years after the grant. The retest will be applied only where the Company EPS growth has fallen short of the minimum annual average percentage increase over the three year period from grant. Hence, the level of EPS growth in the next two years needs to be consequentially higher to meet the test.

(3)	The exercise price for all grants was £3.38 per share, except for the grant to Mr Emmens which was issued at an exercise price of £3.6825, and have been translated at the rate of exchange at the date of grant of $1.58: £1.00. The vesting date for these options is March 4, 2006, except for the grant to Mr Emmens which has a vesting date of March 18, 2006.

Aggregated option exercises in last fiscal year and fiscal year end option values

The following table sets forth information with respect to option exercise during the year ended December 31, 2003 and the value of unexercised options at such date, in each case with respect to the named executive officers.

	Shares Acquired on Exercise	ValueRealized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-the- Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Emmens	-	-	-	945,010	-	945,010

Angus Russell	-	-	56,422	469,593	-	400,370

Dr Wilson Totten	-	-	255,237	500,011	175,000	426,025

The value of unexercised in-the-money options is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2003, has been deducted from the unexercised value.

Long-term incentive plan (LTIP) awards in last fiscal year

The following table sets forth information with respect to grants of long-term incentive plan awards made to each of the named executive officers during the year ended December 31, 2003.

	Number of Ordinary shares (#)	Earliest Payout date

Matthew Emmens	80,960	March 20, 2007

Angus Russell	44,667	March 20, 2007

Dr Wilson Totten	47,459	March 20, 2007

Employment agreements

The Company’s amended and restated employment contract with Mr Emmens, to be dated March 12, 2004, which is terminable by either party immediately on giving written notice. However, Mr Emmens must give six months notice to the Company if he terminates the agreement without “good reason”. Mr Emmens was entitled to an annual salary of $935,000 for the year ended December 31, 2003 and is entitled to a performance related “target” bonus of up to 55% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 100% of salary.

The Company entered into a new employment contract with Mr Russell on March 10, 2004 which is terminable by either party on the giving of 12 months’ notice. Mr Russell was paid a salary of $524,000 for the year ended December 31, 2003 and is entitled to a performance related “target” bonus of up to 50% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 75% of salary.

The Company entered into a new employment contract with Dr Totten on March 10, 2004 which is terminable by either party on the giving of 12 months’ notice. Dr Totten was paid a salary of $557,000 for the year ended December 31, 2003 and is entitled to a performance related “target” bonus of up to 50% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 75% of salary.

In addition to basic salary, bonus, share options and long-term incentive plan awards, executive directors of the Company receive certain benefits-in-kind. The Company contributes 30% of the Chief Executive Officer’s annual salary to a pension plan in the US. In the UK, the Company operates a defined benefit contribution scheme to which the

Company contributes 25% of salary for the Chief Financial Officer and Group Research and Development Director. The executive directors are also entitled to a car or car allowance and private medical insurance.

Former CEO compensation

As the Company provides information on the individual compensation of its former Chief Executive Officer, Mr Rolf Stahel, in its financial statements filed in the UK, in accordance with the requirements of the UK Companies Acts 1985, the following information is provided with respect to Mr Stahel.

Mr Stahel ceased being the Company’s Chief Executive Officer in March 2003. He was paid $2,149,000 as payment in lieu of otherwise required notice pursuant to his contract of employment and $6,782,000 was paid to a defined contribution pension scheme arranged for Mr Stahel.

During 2003, the total of Mr Stahel’s salary, bonus and other annual compensation was $585,000, the total value of his long-term incentive payouts was $290,000, and the total value of all other compensation was $8,931,000. In 2003, Mr Stahel also realized a gain of $34,000 in connection with the exercise of options to purchase 13,761 of the Company’s ordinary shares.

Non-executive directors’ fees

The Company’s non-executive directors receive fees on an annual basis for their services. The Company also reimburses non-executive directors for out-of-pocket travel expenditures relating to their service on the Board. During the year ended December 31, 2003 each of the Company’s non-executive directors received the following fees :

Non-Executive Director
	Basic fee $000	Audit Committee fee $000	Remuneration Committee fee $000	Nomination Committee fee $000	Other fees $000	Total 2003 $000

Dr James Cavanaugh	74	2	3	8	-	87
Dr Barry Price	54	2	5	3	8[1]	72
Dr Francesco Bellini [2]	18	-	-	-	-	18
The Hon James Grant	54	-	-	3	-	57
Mr Ronald Nordmann	54	16	-	3		73
Mr Gérard Veilleux [2]	18	-	1	-	-	19
Mr Robin Buchanan[3]	25	-	2	-	-	27

						353

1 Senior independent director fee
2 Resigned 10 May 2003
3 Appointed 30 July 2003

ITEM 12: Security ownership of certain beneficial owners and management

Set forth in the following table is the beneficial ownership of ordinary shares as of March 1, 2004 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current Directors (iii) certain of the Company’s executive officers in 2003 and (iv) all other current Directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company’s Directors and executive officers is that of the Company.

Number of
Name	ordinary shares
	beneficially owned	Percent of
	as of March 1,	ordinary
Beneficial owners	2004	shares (1)

Franklin Resources, Inc. (including its affiliates) (2)
One Franklin Parkway, San Mateo, CA 94403-1906, US	68,155,799	13.94
FMR Corp. (including its affiliates) (3)
82 Devonshire Street, Boston, MA 02109-3614, US	56,795,358	11.62

Management
Dr James Cavanaugh(4)	8,806,368	1.8
Matthew Emmens	-	-
Angus Russell (5)	56,422	*
Dr Wilson Totten (6)	261,298	*
Dr Barry Price	31,350	*
The Hon James Grant(7)	126,295	*
Mr Ronald Nordmann	46,968	*
Mr Robin Buchanan	-	*
William Nuerge (8)	56,510	*
Richard de Souza (9)	140,000	*
Rolf Stahel (10)	243,452	*
All Directors and Executive Officers of the Company (14 persons) (11)	9,699,848	1.98

* Less than 1%

(1)	For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding.

(2)	Based solely on information provided to the Company by Franklin Resources, Inc. (including its affiliates) on February 27, 2004.

(3)	Based solely on information provided to the Company by FMR Corp. and Fidelity International Limited on February 27, 2004.

(4)	Dr Cavanaugh is President of HealthCare Ventures LLC, which is the management company for a number of limited partnerships which have interests in 8,806,090 common shares. Dr Cavanaugh is also a general partner in these partnerships. 8,690,090 of the shares in which Dr Cavanaugh is expressed to be interested represent shares held by those partnerships and not Dr Cavanaugh personally. The remaining 116,278 shares are held by Dr Cavanaugh as beneficial owner.

(5)	All of Mr Russell’s shares are issuable upon exercise of options.

(6)	Includes 255,237 ordinary shares issuable upon exercise of options

(7)	Includes 121,744 ordinary shares issuable upon exercise of options

(8)	Includes 56,510 ordinary shares issuable upon exercise of options.

(9)	Includes 140,000 ordinary shares issuable upon exercise of options.

(10)	Includes 243,452 oridnary shares issuable upon exercise of options.

(11)	Includes 804,550 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year ended December 31, 2003, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	25,995,543	10.92	10,037,706

Equity compensation plans not approved by security holders	-	-	-

ITEM 13: Certain relationships and related transactions

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon James Grant is a partner, totaling $0.8 million for the year ended December 31, 2003 ($1.2 million for the year ended December 31, 2002 and $1.9 million for the year ended December 31, 2001).

BioChem Immunosystems Inc (Immunosystems), formerly a wholly owned subsidiary of BioChem, was sold in February 2000 to a third party. Dr Bellini, the former chief executive officer of BioChem, continued as a director of Immunosystems. In December 2001, the Company acquired a 19.9% equity interest in Immunosystems in consideration for the release of a debt owing to the Company from Immunosystems. This debt existed prior to the Company’s merger with BioChem. As part of the same transaction, the Company was released from a pre-existing BioChem guarantee over other Immunosystems’ liabilities.

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

  If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a ‘good reason’ termination;
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

During 2003 the final payment was made to Mr Spitznagel of $0.5 million. At December 31, 2002 Mr Spitznagel was owed $0.5 million (at December 31, 2001 it was $1.4 million).

ITEM 14: Principal accountant fees and services

The Audit Committee reviews the scope and results of the audit and non-audit services, including tax advisory and compliance services, provided by the Company’s independent auditors, Deloitte & Touche LLP, the cost effectiveness and the independence and objectivity of the auditors. In recognition of the importance of maintaining the independence of the auditors, a process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Report.

The following table provides an analysis of the amount paid to the Company’s principal accountant, Deloitte & Touche LLP or its predecessor firm Deloitte and Touche; all fees having been pre-approved by the Audit Committee.

Year ended December 31,	2003	2002
	$’000	$’000

Audit fees	1	1,064	998
Audit-related fees	2	1,661	628
Tax fees	3	1,998	900
All other fees	4	291	51

Total fees		5,014	2,577

1.	Audit fees consisted of audit work only the independent auditor can reasonably be expected to perform, such as statutory audits.

2.	Audit related fees consist of work generally only the only the independent auditor can reasonably be expected to perform, such as procedures relating to regulatory filings.

3.	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.

4.	All other fees relates to assistance in CSR and executive remuneration.

Policy on Audit Committee pre-approval of audit and permissable non-audit services of Independent Auditor

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor.

Certain services have been pre-approved by the Audit Committee as part of its pre-approval policy, including:

  audit services, such as audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and consultation regarding financial accounting and/or reporting standards.
  audit-related services, such as due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
  tax services, such as tax compliance services, tax advice on the tax consequences of proposed transactions and tax advice on employee remuneration strategies.

Circumstances may arise, however, when it may become necessary to engage the independent auditor for services not contemplated in the pre-approval policy. In those instances, the Audit Committee requires specific pre-approval of the proposed service before engaging the independent auditor. For this purpose, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. The Chairman must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules and reports on Form 8-K

(a) The following documents are included as part of this Annual Report on Form 10K

Index to the consolidated financial statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2003

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

Notes to the Consolidated Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit
number	Description

3.1	Amended and Restated Memorandum and Articles of Association of Shire Finance Limited.(2)

3.2	Memorandum and Articles of Association of Shire Pharmaceuticals Group plc.(3)

4.1	Deposit Agreement among Shire Pharmaceuticals Group plc, JP Morgan Chase Bank (f/k/a Morgan Guaranty Trust Company of New York) and Holders from time to time of Shire ADSs.(3)

4.2	Form of Ordinary Share Certificate.(3)

4.3	Form of ADR certificate (included within Exhibit 4.1).(3)

4.4	Indenture dated August 21, 2001 by and among Shire Finance Limited, Shire Pharmaceuticals Group plc and The Bank of New York, as Trustee.(2)

4.5	Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.4).(2)

4.6	Registration Rights Agreement dated August 21, 2001, betweenShire Finance Limited, Shire Pharmaceuticals Group plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers.(2)

4.8	Form of Shire Pharmaceuticals Group plc Guarantee.(2)

4.9	Form of Plan of Arrangement including Exchangeable provisions.(4)

4.10	Form of Voting and Exchange Trust Agreement.(4)

4.11	Form of Exchangeable Share Support Agreement.(4)

10.1	BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended.(5)

10.2	BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (5)

10.3	BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors. (5)

10.4	SHL Scheme.(3)

10.5	Executive Scheme 1996.(3)

10.6	Executive Scheme 2000.

10.7	Sharesave Scheme.(3)

10.8	Employee Stock Purchase Plan.(3)

10.9	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(6)

10.10	Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc (f/k/a BioChem Pharma Inc.). (6)

10.11	Service Agreement between Shire Pharmaceuticals Group plc and Mr Angus Russell, dated March 10, 2004.

10.12	Service Agreement between Shire Pharmaceuticals Group plc and Dr Wilson Totten, dated March 10, 2004.

10.13	Form of Amended and Restated Service Agreement between Shire Pharmaceuticals Group plc and Mr Matthew Emmens, to be dated March 12, 2004.

10.14	The Shire Pharmaceuticals 2003 Deferred Bonus Plan Rules adopted by the Company on June 12, 2003.

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to Shire’s Form 8-K filed on December 11, 2000.

(2)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-3 (No. 333-72862).

(3)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form F-1 (No. 333-08394).

(4)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-4 (No. 333-55696).

(5)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-60952).

(6)	Incorporated by reference to the exhibits to BioChem’s Form 20-F filed on June 9, 2000.

(b) Reports on Form 8-K

During the fourth quarter ended December 31, 2003, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

A report on Form 8-K was filed on October 22, 2003 that included the Company’s News Releases, announcing that the company would announce third quarter 2003 earnings on Wednesday November 5, 2003 and approval from the US Food and Drug Administration for ADDERALL XR.

A report on From 8-K was filed on October 28, 2003 that included the Company’s News Release, announcing the Company’s application to the UK Listing Authority and the London Stock Exchange for the admission of shares on the official list.

A report on Form 8-K was filed on November 5, 2003 that included the Company’s News Release, announcing the Company’s results for the third quarter ended September 30, 2003.

A report on Form 8-K was filed on November 19, 2003 that included the Company’s News Release, announcing the receipt of a Paragraph IV Notice from IMPAX Laboratories regarding ADDERALL XR.

A report on Form 8-K was filed on November 20, 2003 that included the Company’s News Release, announcing the holdings of ordinary share capital in Shire by FMR Corporation, Fidelity International Limited and their subsidiaries.

A report on Form 8-K was filed on December 8, 2003 that included a Company News Release, announcing the Company’s application to the UK Listing Authority and the London Stock Exchange for the admission of shares on the official list.

A report on Form 8-K was filed on December 9, 2003 that included a Company News Release, announcing an agreement with Bayer to out-license FOSRENOL in Japan.

A report on Form 8-K was filed on December 17, 2003 that included a Company News Release, announcing the consolidation of the Company’s two lawsuits against Barr Laboratories.

A report on Form 8-K was filed on December 19, 2003 that included a Company News Release, announcing an agreement to out-license AGRYLIN in Japan.

A report on Form 8-K was filed on December 30, 2003 that included a Company News Release, announcing the Company’s legal suit filed against IMPAX Laboratories.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for each of the three years in the period ended
December 31, 2003	F-5

Consolidated Statements of Changes in Shareholders’ Equity
for each of the three years in the period ended December 31, 2003	F-7

Consolidated Statements of Comprehensive Income for each of the three years in the
period ended December 31, 2003	F-9

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2003	F-10

Notes to the Consolidated Financial Statements	F-13

Schedules:

Schedule II - Valuation and Qualifying Accounts	S-1
for each of the three years in the period ended December 31, 2003

Report of Independent Auditors

To the Shareholders of Shire Pharmaceuticals Group plc:

We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements included on page F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Reading, England
March 10, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share data)

	Notes	December 31,	December 31,
		2003	2002
		$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		1,103,286	880,973
Restricted cash		6,795	16,745
Marketable securities	(5)	304,129	316,126
Accounts receivable, net	(6)	215,690	138,397
Inventories	(7)	45,258	49,216
Deferred tax asset	(25)	64,532	34,849
Prepaid expenses and other current assets	(8)	48,017	30,790

Total current assets		1,787,707	1,467,096
Investments	(9)	73,153	71,962
Property, plant and equipment, net	(10)	161,225	135,234
Goodwill, net	(11)	225,860	203,767
Other intangible assets, net	(11)	307,882	301,084
Deferred tax asset	(25)	-	6,216
Other non-current assets	(12)	22,953	23,264

Total assets		2,578,780	2,208,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	(15)	1,054	888
Accounts payable and accrued expenses	(13)	215,494	184,107
Other current liabilities	(14)	37,127	16,725

Total current liabilities from continuing operations		253,675	201,720
Current liabilities from discontinued operations	(4)	-	12,784

Total current liabilities		253,675	214,504
Long-term debt, excluding current installments	(15)	376,781	407,302
Deferred tax liability	(25)	1,400	-
Other non-current liabilities	(16)	23,798	13,651

Total liabilities		655,654	635,457

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of US dollars, except share data)

	Notes	December 31,	December 31,
		2003	2002
		$’000	$’000

Shareholders’ equity:
Common stock, 5p par value; 800,000,000 shares authorized; and
477,894,726 (2002: 484,344,412) shares issued and outstanding
		39,521	40,051
Exchangeable shares: 5,839,559 (2002: 5,874,112) shares issued and
outstanding		270,667	272,523
Additional paid-in capital		983,356	1,027,499
Accumulated other comprehensive income/(loss)		79,007	(41,431)
Retained earnings		550,575	274,524

Total shareholders’ equity		1,923,126	1,573,166

Total liabilities and shareholders’ equity		2,578,780	2,208,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of US dollars, except share and per share data)

Year ended December 31,	Notes	2003	2002	2001
		$’000	$’000	$’000

Revenues:
Product sales		1,029,838	859,388	699,351
Licensing and development		3,677	3,064	5,498
Royalties		203,573	174,812	145,155
Other revenues		13	34	2,952

Total revenues		1,237,101	1,037,298	852,956

Costs and expenses:
Cost of product sales		163,114	133,682	112,006
Research and development	(21)	215,781	189,179	171,029
Selling, general and administrative	(3), (11)	463,592	387,399	305,544
Other charges:	(22)
BioChem merger:
Restructuring charges		-	-	8,809
Asset impairments		-	-	20,890
Merger transaction expenses		-	-	83,470
Loss on the disposition of facility		-	-	8,100

Total operating expenses		842,487	710,260	709,848

Operating income		394,614	327,038	143,108
Interest income		16,856	19,536	19,667
Interest expense		(9,470)	(9,252)	(12,035)
Other expense, net	(23)	(17,539)	(8,262)	(52,933)

Total other (expense)/income, net		(10,153)	2,022	(45,301)

Income from continuing operations before income
taxes, equity in (losses)/earnings of equity method		384,461	329,060	97,807
investees and discontinued operations
Income taxes	(25)	(107,353)	(88,350)	(67,781)
Equity in (losses)/earnings of equity method investees	(26)	(1,057)	1,668	1,985

Income from continuing operations
		276,051	242,378	32,011
Income from discontinued operations (net of income tax	(4)
expense of $nil, $3,588 and $3,963 respectively)		-	6,108	6,748
Gain on disposition of discontinued operations (net of	(4)
income tax expense of $nil, $1,224 and $nil
respectively)		-	2,083	-

Net income		276,051	250,569	38,759

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(In thousands of US dollars, except share and per share data)

Year ended December 31,	Notes	2003	2002	2001
		$’000	$’000	$’000

Earnings per share - basic	(20)
Income from continuing operations		55.4c	48.4c	6.5c
Income from discontinued operations		-	1.6c	1.4c

		55.4c	50.0c	7.9c

Earnings per share – diluted	(20)
Income from continuing operations		54.2c	47.4c	6.4c
Income from discontinued operations		-	1.6c	1.3c

		54.2c	49.0c	7.7c

Weighted average number of shares:
Basic		498,212,826	500,687,594	492,594,226
Diluted		518,967,395	522,418,246	504,875,587

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of US dollars except share data)

							Accumu-
				Exchange-		Accumu-	lated other
		Common	Exchange-	able		lated	compre-
	Common	stock	able	shares	Additional	(deficit)/	hensive	Total share-
	stock	number	shares	number	paid-in	retained	income/	holders’
	amount	shares	amount	shares	capital	earnings	(losses)	equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000

As of December 31,
2000	40,292	488,015	-	-	1,209,448	(14,804)	(60,550)	1,174,386
Net income	-	-	-	-	-	38,759	-	38,759
Foreign currency
translation	-	-	-	-	-	-	(32,507)	(32,507)
Issue of shares for
acquisitions	(3,662)	(51,876)	802,256	17,292	(798,594)	-	-	-
Issue of common
stock for conversion
of loan note	22	295	-	-	1,522	-	-	1,544
Issue costs	-	-	-	-	(18)	-	-	(18)
Exchange of
exchangeable shares	2,414	33,940	(524,870)	(11,313)	522,456	-	-	-
Options exercised	795	11,443	-	-	69,397	-	-	70,192
Stock option
compensation and
warrants	-	-	-	-	6,780	-	-	6,780
Tax benefit
associated with
exercise of stock
options	-	-	-	-	3,805	-	-	3,805
Unrealized holding
gain on available-for-
sale investments	-	-	-	-	-	-	48	48

As of December 31,
2001	39,861	481,817	277,386	5,979	1,014,796	23,955	(93,009)	1,262,989

Net income	-	-	-	-	-	250,569	-	250,569
Foreign currency
translation	-	-	-	-	-	-	50,314	50,314
Issue of common
stock for conversion
of loan note	21	268	-	-	1,479	-	-	1,500
Exchange of
exchangeable shares	22	315	(4,863)	(105)	4,841	-	-	-
Options exercised	147	1,944	-	-	5,861	-	-	6,008
Stock option
compensation	-	-	-	-	(166)	-	-	(166)
Tax benefit
associated with
exercise of stock
options	-	-	-	-	688	-	-	688
Unrealized holding
gain on available for
sale investments	-	-	-	-	-	-	1,264	1,264

As of December 31,
2002	40,051	484,344	272,523	5,874	1,027,499	274,524	(41,431)	1,573,166

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of US dollars except share data)

							Accumu-
				Exchange-		Accumu-	lated other
		Common	Exchange-	able		lated	compre-
	Common	stock	able	shares	Additional	(deficit)/	hensive	Total share-
	stock	number	shares	number	paid-in	retained	income/	holders’
	amount	shares	amount	shares	capital	earnings	(losses)	equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000

As of December 31,
2002	40,051	484,344	272,523	5,874	1,027,499	274,524	(41,431)	1,573,166

Net income	-	-	-	-	-	276,051	-	276,051

Foreign currency
translation	-	-	-	-	-	-	114,116	114,116

Redemption of
common stock	(625)	(7,593)	-	-	(51,767)	-	-	(52,392)

Exchange of
exchangeable shares	8	104	(1,856)	(34)	1,848	-	-	-

Options exercised	87	1,040	-	-	5,108	-	-	5,195

Stock option
compensation and
warrants	-	-	-	-	(24)	-	-	(24)

Tax benefit
associated with
exercise of stock
options	-	-	-	-	692	-	-	692

Unrealized holding
gain on available for
sale investments	-	-	-	-	-	-	6,322	6,322
As of December 31,

2003	39,521	477,895	270,667	5,840	983,356	550,575	79,007	1,923,126

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of US dollars)

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Net income	276,051	250,569	38,759
Other comprehensive income/(loss):
Foreign currency translation	114,116	50,314	(32,507)
Unrealized holding gains on available for sale securities	6,322	1,264	48
Comprehensive income	396,489	302,147	6,300

The components of accumulated other comprehensive income/(loss) as of December 31, 2003 and 2002 are as follows:

	December 31,	December 31,
	2003	2002
	$’000	$’000

Foreign currency translation	71,421	(42,695)
Unrealized holding gains on available for sale securities	7,586	1,264

Accumulated other comprehensive income/(loss)	79,007	(41,431)

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	276,051	242,378	32,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,474	36,434	45,809
Increase/(decrease) in provision for doubtful accounts and discounts	3,268	(1,139)	3,015
Increase/(decrease) in provision for rebates and returns	17,089	(2,297)	35,526
Stock option compensation – options	(24)	(166)	2,278
Stock option compensation – warrants	-	-	4,502
Tax benefit of stock option compensation, charged directly to equity	692	688	3,805
(Increase)/decrease in deferred tax asset	(22,067)	(9,884)	2,275
Non-cash exchange gains and losses	8,558	12,495	(1,017)
(Gain)/loss on sale of property, plant and equipment	(169)	1,376	8,112
Loss on sale of intangible assets	-	-	2,052
Write-down of long-term investments	15,616	8,732	61,596
Write-down of intangible assets	27,489	18,777	25,393
Write-down of property, plant and equipment	6,026	-	-
Write-down of assets held for resale	10,689	-	-
Equity in earnings of equity method investees	1,057	(1,668)	(1,985)
Other elements	1,468	-	1,788
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(57,932)	61,159	(52,033)
Decrease/(increase) in inventory	7,387	(3,543)	5,278
(Increase)/decrease in prepayments and other current assets	(13,024)	9,801	(29,124)
Increase in property, plant and equipment held for resale	12,470	-	-
Decrease in other assets	311	2,905	823
(Decrease)/increase in accounts and notes payable and other liabilities	(3,822)	(13,581)	27,970
Increase/(decrease) in deferred revenue	19,372	(17,409)	17,409
Dividend received from equity method investees	2,289	-	-

Net cash provided by operating activities	355,268	345,058	195,483

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of US dollars)

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease/(Increase) in short-term deposits	11,997	407,653	(367,206)
Purchase of subsidiary undertakings	-	(17,300)	-
Purchase of long-term investments	(5,643)	(5,933)	(20,351)
Purchase of intangible assets	(47,049)	(24,032)	(35,986)
Purchase of property, plant and equipment	(52,165)	(22,647)	(13,604)
Proceeds from sale of long-term investments	1,000	4,108	-
Proceeds from sale of property, plant and equipment	1,262	721	7,081
Proceeds from sale of intangible assets	-	-	4,556
Proceeds from sale of a business	-	71,000	-
Movements in restricted cash	9,950	(16,745)	-

Net cash (used in)/provided by investing activities	(80,648)	396,825	(425,510)

CASH FLOWS FROM FINANCING ACTVITIES:
(Redemption)/proceeds from 2% convertible loan notes	(29,775)	-	400,000
Payment of debt issuance costs	-	-	(9,000)
Repayment of long-term debt, capital leases and notes	(579)	(3,381)	(207,762)
Proceeds from issue of common stock, net	-	-	1,526
Proceeds from exercise of options	5,195	6,008	70,192
Payments for redemption of common stock	(52,392)	-	-

Net cash (used in)/provided by financing activities	(77,551)	2,627	254,956

Effect of foreign exchange rate changes on cash and cash
equivalents	25,244	6,964	(1,509)

Net increase in cash and cash equivalents	222,313	751,474	23,420

Cash flows used in discontinued operations	-	11,459	1,354

Net increase in cash and cash equivalents	222,313	762,933	24,774
Cash and cash equivalents at beginning of period	880,973	118,040	93,266

Cash and cash equivalents at end of period	1,103,286	880,973	118,040

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of US dollars)

Supplemental information associated with continuing operations:
Year ended December 31,
	2003	2002	2001
	$’000	$’000	$’000

Interest paid	7,716	8,101	11,122
Income taxes paid	118,527	101,779	65,773
Non cash activities:
Common stock issued on conversion of zero-coupon note	-	1,500	1,544
Capital leases assumed on acquisition of subsidiaries	-	6,266	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of US dollars, except where indicated)

(1) Description of operations

Shire Pharmaceuticals Group plc (Shire) and its subsidiaries (collectively referred to as the Company) is a global pharmaceutical company with a strategic focus on meeting the needs of the specialist physician. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians.

The Company is focusing on the development of late stage projects and marketing products in the areas of central nervous system (CNS), gastrointestinal (GI) and renal.

Geographically, the Company has operations in the world’s key pharmaceutical markets, namely North America and Europe. The Company’s corporate head office is based in Basingstoke, UK. The Company’s business is organized across five operating segments: US, International (covering territories outside of the US), Research & Development (R&D), Biologics and Corporate. Revenues are derived primarily from three sources: sales of products by the Company’s own sales and marketing operations, royalties (where Shire has out-licensed products to third parties) and licensing and development fees.

In May 2001, Shire merged with BioChem Pharma, Inc. (BioChem), an international pharmaceutical company based in Laval, Canada. This brought anti-infective projects to Shire as well as a royalty stream on sales of 3TC and ZEFFIX, out-licensed to GlaxoSmithKline (GSK).

In September 2002, Shire acquired APS, subsequently renamed Shire US Manufacturing Inc. (SUMI), which includes a state-of-the-art manufacturing facility located in Owings Mills, Maryland. It is expected that the SUMI facility will become a primary or secondary manufacturer for ADDERALL XR, CARBATROL, PENTASA and DEXTROSTAT in 2004. This will mitigate Shire’s supply risk in the US, in line with the Company’s policy of dual sourcing key products.

In February 2003, the Company acquired the worldwide sales and marketing rights to METHYPATCH, a methylphenidate transdermal delivery system for the once-daily treatment of attention deficit hyperactivity disorder (ADHD) from Noven Pharmaceuticals Inc. Also during 2003, the Company acquired five products for the Canadian market from DRAXIS Health Inc. and certain international rights to VANIQA from Women First Healthcare, Inc.

Following a detailed strategic review conducted in 2003, the Company has revised its strategic priority. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible.

Shire has refocused its research and development (R&D) efforts and technology to concentrate on areas where it has a commercial presence and is creating the flexibility to add new therapeutic areas based on product acquisition opportunities. The strategic review thoroughly evaluated the Group’s pipeline and refocused resources on four projects, which are currently in Phase II and III of development. This approach aims to deliver the combined benefit of increased returns and lower risks.

The implementation of these actions has resulted in:
  The exit from early stage therapeutic research, which was completed in the third quarter of 2003;

  The planned exit from the vaccines business, which Shire is targeting to achieve around mid-year 2004.

These changes have implications for both the Group’s organizational structure and operating sites. The Company has a new global management structure aimed at close interaction between development, marketing and sales, and new people in key positions reporting directly to the Chief Executive Officer. In addition, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters office on the East Coast. Pennsylvania is currently being considered in this regard. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK.

The cost of the planned reorganization in 2004 is estimated at approximately $55 million split between retaining and relocating key staff to the new US headquarters, and site closure costs and other relocation expenses. The majority of these costs will be charged as part of operating expenses. It is anticipated that these changes will improve both the efficiency of operation and the cost structure of the Group going forward.

The Company’s principal revenues in the relevant markets include:

  in the US, ADDERALL XR and ADDERALL for the treatment of ADHD, AGRYLIN for the treatment of elevated blood platelets, PENTASA for the treatment of ulcerative colitis, CARBATROL for the treatment of epilepsy and PROAMATINE for the treatment of orthostatic hypotension. In addition, the Company receives royalties on sales of REMINYL for the treatment of Alzheimer’s disease, marketed by Janssen, and on EPIVIR, COMBIVIR and TRIZIVIR for the treatment of HIV/AIDS and EPIVIR-HBV for the treatment of hepatitis B, each marketed by GSK;

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

In addition, the Company has a number of projects in later stage development including:

  FOSRENOL for the treatment of high blood phosphate levels associated with kidney failure. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001 and a New Drug Application (NDA) with the US FDA on April 30, 2002. The Company received an approvable letter from the US FDA on March 3, 2003;

  XAGRID in the EU (which is the trade name of AGRYLIN in the EU). On July 25, 2003, the Company received a positive Committee for Proprietary Medicinal Products opinion;

  Adult indication for ADDERALL XR. The Company received an approvable letter from the US FDA on October 20, 2003;

  METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. Shire and Noven are working closely to supply the FDA with appropriate Phase III data requested in their non-approvable letter issued on April 28, 2003;

  BIPOTROL (SPD417) for bipolar disorder. In February 2004 Shire filed an NDA for this indication;

  SPD503 (guanfacine) for ADHD, in Phase III; and

  SPD476 for ulcerative colitis in Phase II.

(2) Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire and all of its subsidiary undertakings after elimination of intercompany accounts and transactions.

(b) Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for product returns, valuation of intangible assets, contingent liabilities and sales deductions.

(c) Revenue recognition

The Company recognizes revenue when:

  there is persuasive evidence of an agreement or arrangement;
  delivery of products has occurred or services have been rendered;
  the seller’s price to the buyer is fixed or determinable; and
  collectability is reasonably assured.

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales

Revenue for the sales of products is recognized upon shipment to customers or at the time of delivery (i.e. FOB destination) depending on the terms of sale. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The Company monitors and tracks the amount of rebates, product returns and discounts to customers based on historical experience to estimate the amount of reduction to revenue.

(ii) Licensing and development fees

Licensing and development fees represent revenues derived from product out-licensing agreements and from contract research and development agreements.

Initial license fees received in connection with product out-licensing agreements, even where such fees are non-refundable and not creditable against future royalty payments, are deferred and recognized over the period of the license term, or the period of the associated collaborative assistance. In circumstances where initial license fees are not for a defined period, revenues are deferred and recognized over the period to the expiration of the relevant patent to which the license relates.

During the term of certain research and development agreements and licensing agreements, the Company receives non-refundable milestones as certain technical targets are achieved. Revenues are recognized on achievement of milestones.

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

Revenue from contract research and development agreements is recognized as the services are performed.

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

Assets acquired under capital leases are included in the balance sheet as tangible fixed assets and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

(f) Finance costs of debt

Finance costs of debt are recorded as a deferred asset and then amortized to the statement of operations over the term of the debt, using the effective interest rate method. Deferred financing costs relating to debt extinguishments are written off and reflected in interest expense in the consolidated statement of operations.

(g) Income taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes" (SFAS No. 109). Deferred tax assets and liabilities are provided for differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(h) Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128). Basic EPS is computed by dividing consolidated net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS is computed by dividing consolidated net income available to ordinary shareholders by the weighted average number of shares outstanding during the period, adjusted for potentially dilutive shares that might be issued upon exercise of ordinary stock options. Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(i) Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $40.7 million, $45.6 million and $21.8 million for the years ended December 31, 2003, 2002 and 2001 respectively.

(j) Foreign currency

Monetary assets and liabilities in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses are recognized in arriving at operating net income.

The results of overseas operations, whose functional currency is not US dollars, are translated at the average rates of exchange during the period and their balance sheets at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years ended December 31, 2003, 2002, and 2001, pursuant to SFAS No. 52, “Foreign Currency Translation”, amounted to a $6.7 million loss, $0.3 million loss and $0.5 million loss, respectively.

(k) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire stock at the end of each reporting period. Shire recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by SFAS No. 123, “Accounting for Stock Based on Compensation” (SFAS No. 123), the Company has included in these financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

As of December 31, 2003, the Company had seven stock-based employee compensation plans, which are described more fully in Note 27 to the consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Net income, as reported	276,051	250,569	38,759
Add:
Stock-based employee compensation credit/(charge) included in
reported net income, net of related tax effects	(24)	(166)	2,278
Deduct:
Total stock-based employee compensation expense determined
under fair value based method for all awards	(31,956)	(24,084)	(32,268)

Pro forma net income	244,071	226,319	8,769

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Earnings per share
As reported – basic	55.3c	50.0c	7.9c
As reported – diluted	48.9c	49.0c	7.7c
Pro forma – basic	54.1c	45.2c	1.8c
Pro forma – diluted	48.1c	44.4c	1.7c

(l) Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(m) Marketable securities

Marketable securities consist of commercial paper and institutional and managed cash funds. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, and based on the Company’s intentions regarding these instruments, the Company has classified all marketable securities as held-to-maturity and has accounted for these investments at amortized cost.

Institutional and managed cash funds are short-term money market instruments, including bank and building society term deposits from a variety of companies with strong credit ratings.

(n) Inventories

Inventories, consisting primarily of finished goods, are stated at the lower of cost (including manufacturing overheads, where appropriate) or net realizable value. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transport. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal.

(o) Investments

The Company has certain investments in equity securities.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet as Investments – Equity method investments and its share of the investees’ earnings or losses together with other-than temporary impairments in value as Equity in (losses)/earnings of equity method investees in the consolidated statement of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other than temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net (see note 23). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(p) Goodwill and other intangible assets

(i) Goodwill

Goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.

Periods ending on or before December 31, 2001

For periods ending on or before December 31, 2001, goodwill recognized in respect of each significant business combination was amortized over a period of 5 to 30 years (weighted average: 19 years) on a straight line basis depending on the nature of the goodwill, and was evaluated for impairment when events or changes in circumstance indicated, in management’s judgment, that the carrying value of such assets may not be recoverable.

Impairments of goodwill were recognized if expected undiscounted cash flows were not sufficient to recover the goodwill. If a material impairment was identified, goodwill was written down to its estimated fair value. Fair value was determined based on the present value of expected net cash flows to be generated by the business, discounted using a rate commensurate with the risks involved.

Periods commencing January 1, 2002

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which applies to all goodwill and other intangible assets, recognized in the balance sheets at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite lives no longer be amortized to operations, but instead be reviewed for impairment, at least annually. The Company has no intangible assets with indefinite useful lives.

The Company annually examines the carrying value of goodwill to determine whether there are any impairment losses and has determined that for the years ended December 31, 2002 and 2003, there are no such losses.

(ii) Other intangible assets

Other intangible assets, which comprise intellectual property including trademarks for products with a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval), are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 40 years (weighted average 23 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process, is written off to operations on acquisition.

The following factors are considered in estimating useful lives. Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

•	expected use of the asset;
•	regulatory, legal or contractual provisions, including the regulatory approval and review process, patent issues and actions by government agencies;
•	the effects of obsolescence, changes in demand, competing products and other economic factors, including the stability of the market, known technological advances, development of competing drugs that are more effective clinically or economically; and
•	actions of competitors, suppliers, regulatory agencies or others that may eliminate current competitive advantages.

(q) Property, plant and equipment

Property, plant and equipment is shown at cost, less accumulated depreciation and any impairment. Cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write-off the cost less estimated residual value of each asset over its estimated useful life as follows:

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

(r) Valuation and impairment of long-lived assets other than goodwill and investments

The Company evaluates the carrying value of long-lived assets other than goodwill and investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment is indicated, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This fair value is usually estimated based on estimated discounted cash flows.

(s) Assets held for sale

An asset is classified as held for sale when, amongst other things, the Company has committed to a plan of disposition, the asset is available for immediate sale, and the plan is not expected to change significantly.

(t) Rebates

Rebates primarily consist of statutory rebates to state Medicaid agencies and contractual rebates with health-maintenance organizations (HMOs). Statutory rebates to state Medicaid agencies and contractual rebates with HMOs are based on price differentials between a base price and the selling price. As a result, the rebates increase as a percentage of the selling price over the life of the product. Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends.

(u) Common stock

The authorized common stock of the company as of December 31, 2003 was 799,999,965 ordinary shares and 17,500,000 special ordinary voting shares. The special ordinary voting shares are entitled to dividend and other rights that are economically equivalent to those of the ordinary shares.

During the second quarter of 2003, the Company initiated a planned repurchase of its common stock. During that period, the Company repurchased 7,592,778 of its ordinary shares at an average price of $6.78 per share.

(v) Concentration of risk

Revenues are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Significant customers are disclosed in note 21. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

Excess cash is invested in bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal credit risk.

A significant proportion of revenue is derived from ADDERALL XR and 3TC. During 2003, revenues from these products were $474.5 million and $144.6 million respectively, representing 38% and 12% of total revenues respectively. As a result, factors affecting the sale or production of ADDERALL XR or 3TC would have a material adverse effect on the Company’s financial condition and results of operation.

(w) Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

(x) New accounting pronouncements

(i) Adopted in the current year

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No 145). The principal change reflected in this pronouncement is that gains or losses from extinguishment of debt which were classified as extraordinary items by SFAS No. 4 are no longer classified as such. The Company adopted SFAS No. 145 during the current year. When adopted, prior extraordinary items relating to the extinguishment of debt were reclassified. This resulted in extraordinary items of $2.6 million ($4.1 million before taxes and $1.5 million of income taxes) in 2001 being reclassified to interest expense and income taxes, respectively.

(ii) To be adopted in future periods

In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R or the Interpretation). FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN 46R (a) clarified some requirements of the original FIN 46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial position, cash flows or results of operations.

(y) Statutory accounts

The consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with generally accepted accounting principles in the United Kingdom for the years ended December 31, 2002 and 2001, and have been delivered to the Registrar of Companies for England and Wales. The auditors’ report on those accounts was unqualified.

(3) Business combinations and reorganizations

Year ended December 31, 2003

(a) Closure of Lead Optimization

On July 31, 2003, Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure resulted in:

•	the severance of approximately 135 Lead Optimization employees. As of December 2003, 130 had left the Company, and the remaining employees left by January 31, 2004. Severance payments are being made to the former employees over a fifteen-month period, as required by local regulations;

•	a $6.0 million write-off of associated tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for research and development and have no alternative use; and

•	the cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs have been reflected in the statement of operations and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D	SG&A	R&D	International
	$’000	$’000	$’000	$’000

Employee severance	6,425	-	6,425	-
Write-off of tangible fixed assets	-	6,026	-	6,026
Other costs	800	-	800	-

	7,225	6,026	7,225	6,026

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following provides a roll-forward of the liability that has been recorded as of December 31, 2003.

		Costs recorded	Utilization
		in year to	in year to
	Opening liability	December 31,	December 31,	Closing
		2003	2003	liability
	$’000	$’000	$’000	$’000

Employee severance	-	6,425	(2,973)	3,452
Write-down of tangible fixed assets	-	6,026	(6,026)	-
Other costs		800	(475)	325

	-	13,251	(9,474)	3,777

(b) Assets Held for Sale

Subsequent to the closure of Lead Optimization, the decision to dispose of the Biologics business and the announced US site reorganization (all discussed above), the Company began an assessment of property needs in Canada and the United States. As a result of this initial process, the Company decided to dispose of its building in Laval, Canada and will relocate the employees based in Laval to another site or enter into a lease agreement with an ultimate buyer. The Company also decided to sell its building in Buffalo Grove. As of December 31, 2003, the Company had obtained valuations of the properties and entered into sale negotiations with third parties on the Laval property and is actively seeking buyers for its Buffalo Grove facility. Based on these negotiations, the valuations obtained, the limitations on use of the building in its current state and the overall real estate market, the Company has recorded an impairment charge of $10.7 million, which is included in selling, general and administrative expenses in the consolidated statement of operations; in addition, the Company has reclassified to prepaid expenses and other current assets the assets held for sale in the consolidated balance sheets.

Year ended December 31, 2002

(a) SUMI acquisition

On September 27, 2002, the Company completed its acquisition of SUMI from Niro Inc. for cash consideration of $17.3 million, including $0.3 million costs of acquisition. This transaction provided the Company with an in-house facility in which to manufacture several key US products. The acquisition was accounted for using the purchase method and goodwill of $10.2 million was recorded. The results of operations of SUMI have been included in the consolidated results of the Company since the date of acquisition.

The purchase price of $17.3 million was allocated as follows:

Fair value
$’000

Total current assets	3,188
Property, plant and equipment, net	11,620
Current installments of long-term debt	(216)
Accounts payable	(1,367)
Long-term debt, excluding current installments	(6,050)

Net assets acquired	7,175
Goodwill	10,175

17,350

Represented by:
Purchase consideration	17,000
Acquisition fees	350

17,350

The following unaudited consolidated pro forma results of operations for the years ended December 31, 2002 and 2001 give effect to the acquisition of SUMI as if it was completed at the beginning of each period. These proforma results reflect incremental financing costs resulting from acquisition and the amortization of acquired intangible assets:

Year ended December 31,	2002	2001
	$’000	$’000

Revenues	1,042,748	861,660
Net income	248,983	38,824

Earnings per share - basic	49.7	7.9
Earnings per share - diluted	48.7	7.7

This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to represent the results of operations which would actually have occurred had the companies operated as one during the period, nor to predict the Company’s results of future operations.

(b) Divestment of OTC products division

On December 27, 2002, the Company completed its divestment of a group of non-strategic US products, known collectively as the Over-The-Counter (OTC) products. The Company received sale proceeds of $71.0 million and recorded a gain on disposal of $2.1 million. Further details of this discontinued operation are provided in note 4 below.

(4) Discontinued operations

In December 1999 the Company acquired a group of products, collectively referred to as the OTC portfolio, through its merger with Roberts Pharmaceutical Corporation (Roberts). The OTC portfolio consisted of non-prescription laxatives and dietary supplements sold by the Company’s US operating segment. As a pharmaceuticals company that focuses on prescription only products, this part of the business was not considered to be a core part of the Company’s long-term strategy and hence the decision was made to divest the OTC portfolio. On December 27, 2002, the Company completed its divestment of the OTC business. The Company received sale proceeds of $71.0 million and recorded a gain on disposal of $2.1 million.

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

Year ended December 31,	2002	2001
	$’000	$’000

Product sales	24,010	24,613
Cost of product sales	(5,764)	(6,279)

Gross profit	18,246	18,334

Operating expenses:
Selling, general and administrative	(8,550)	(7,623)

Operating income	9,696	10,711
Income taxes	(3,588)	(3,963)

Income from discontinued operations	6,108	6,748
Gain on sale (net of tax)	2,083	-

	8,191	6,748

The assets and liabilities of the discontinued operation are summarized below.

	December 31	December 31
	2002	2001
	$’000	$’000
Current assets:
Inventories	-	1,779

Long term assets:
Goodwill and other intangible assets, net	-	65,348
Deferred tax liability	-	(7,400)

Total long term assets	-	57,948

Current liabilities:
Other current liabilities	(12,784)	-

Total current liabilities	(12,784)	-

Net (liabilities)/assets	(12,784)	59,727

Included in the 2002 other current liabilities are amounts for ongoing liabilities that were not transferred to the purchaser. There are no remaining liabilities as of December 31, 2003.

(5) Marketable securities

	December 31,	December 31,
	2003	2002
	$’000	$’000

Commercial paper	120,872	87,843
Institutional and managed cash funds	183,257	228,283

	304,129	316,126

	December 31,	December 31,
	2003	2002
Maturity profile of commercial paper	$’000	$’000

Less than one month	27,854	7,297
1-3 months	84,763	12,981
3-6 months	8,255	67,565

	120,872	87,843

	December 31,	December 31,
	2003	2002
Maturity profile of institutional and managed cash funds	$’000	$’000

Less than one month	51,550	63,600
1-3 months	19,861	20,373
3-6 months	26,791	45,090
6-12 months	36,195	25,192
More than one year	48,860	74,028

	183,257	228,283

(6) Accounts receivable, net
	December 31,	December 31,
	2003	2002
	$’000	$’000

Trade receivables, net	208,893	130,210
Research and development contracts	5,151	5,184
Other receivables	1,646	3,003

	215,690	138,397

Included within research and development contracts receivable are amounts due in respect of an agreement with the Canadian government, Technology Partnerships Canada (TPC), under which a contribution is made towards certain eligible research and development costs incurred by Shire’s Canadian subsidiary, Shire BioChem Inc. This was $3.4 million at December 31, 2003 (2002: $1.0 million).

Trade receivables are stated net of a provision for doubtful accounts and discounts of $7.9 million (December 31, 2002: $4.6 million). The movement in the provision for doubtful accounts and discounts is as follows:

	2003	2002	2001
	$’000	$’000	$’000

As of January 1	4,585	5,724	2,709
Charged to income	42,841	35,021	27,239
Utilization	(39,573)	(36,160)	(24,224)

As of December 31	7,853	4,585	5,724

(7) Inventories

	December 31,	December 31,
	2003	2002
	$’000	$’000

Finished goods	28,356	27,672
Work-in-process	10,104	13,716
Raw materials	6,798	7,828

	45,258	49,216

(8) Prepaid expenses and other current assets

	December 31,	December 31,
	2003	2002
	$’000	$’000

Prepaid expenses	19,747	14,558
Assets held for resale	12,470	-
Deferred financing costs	1,004	1,208
Value added taxes receivable	3,819	2,730
Other current assets	10,977	12,294

	48,017	30,790

Deferred financing costs relate to the $370 million convertible loan note (see note 15). These costs are being amortized over 10 years using the effective interest rate method.

(9) Investments
	December 31,	December 31,
	2003	2002
	$’000	$’000

Investments in private companies	46,068	47,255
Investments in public companies	22,057	14,129
Equity method investments	5,028	10,578

	73,153	71,962

(a) Investments in private companies

Investments in private companies comprise investments in a number of pharmaceutical and biotechnology companies. The investments in the following in private companies require Shire to make additional future investments:

(i) GeneChem funds

Between 1997 and 2000, the Company made investments in two venture capital funds. The fund managers distribute income to the partners of the funds in respect of dividends or realized gains made on sale of investments. As part of its initial investment, the Company was required to make additional future investments. As of December 31, 2003, the Company is committed to making an additional investment of $4.1 million (CAN$5.3 million).

(ii) EGS Healthcare fund

In November 2000, the Company entered into an agreement to invest up to $10.0 million in various EGS healthcare funds. EGS is a private equity company that makes investments in healthcare companies that focus mainly on biotechnology and pharmaceuticals. As of December 31, 2003, the Company has invested $6.1 million in EGS healthcare funds and the Company is committed to invest a further $3.9 million into these funds.

(b) Investments in public companies

During the year ended December 31, 2003, there were no new investments made in public companies. In July 2002, the Company’s $11.1 million preference share investment in Immunogen Inc. was converted in to a common stock holding.

During the year ending December 31, 2002, the Company wrote down the cost of investments in public companies by $4.5 million due to other than temporary impairments. This expense is included within non-operating other (expense)/income, net (see note 23).

(c) Equity method investments

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting. The Company’s 50% share of the partnership is included within “Equity in earnings of equity method investees” and the related equity investment of $5.0 million (December 31, 2002: $2.9 million) is included above.

On December 31, 2003, the Company sold its investment in Qualia Computing Inc., an equity method investee, to iCAD Inc. The Company received sale proceeds of $5.5 million consisting of cash and a receivable. There was no gain or loss recognized on this transaction.

During 2003 the Company had applied the equity method of accounting as the Company owned, but did not exercise control over its 50% share of the joint venture. As a result, the Company’s investment was valued at cost, adjusted for its share of the earnings or losses of the joint venture. The Company’s share of the partnership was included within “Equity in earnings of equity method investees” in the consolidated statement of operations and the related equity investment was included in equity method investments in the consolidated balance sheet.

(10) Property, plant and equipment, net

	December 31,	December 31,
	2003	2002
	$’000	$’000

Land and buildings	107,466	111,164
Office furniture, fittings and equipment	48,847	31,210
Warehouse, laboratory and manufacturing equipment	80,978	46,706

	237,291	189,080
Less: Accumulated depreciation	(76,066)	(53,846)

	161,225	135,234

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $32.8 million, $12.9 million and $14.4 million respectively. Included within the charge for 2003 is a $6.0 million write-down of equipment from Lead Optimization.

(11) Goodwill and other intangible assets, net

	December 31,	December 31,
	2003	2002
	$’000	$’000

Goodwill arising on businesses acquired	281,072	254,207
Less: accumulated amortization	(55,212)	(50,440)

	225,860	203,767

Intellectual property rights acquired	469,137	397,807
Less: accumulated amortization	(161,255)	(96,723)

	307,882	301,084

Total	533,742	504,851

The increase/(decrease) in the net book value of goodwill and other intangible assets for the year ended December 31, 2003 is shown in the table below:

		Other intangible
	Goodwill	assets
	$’000	$’000

As of January 1, 2003	203,767	301,084
Acquisitions	-	48,275
Amortization charged	-	(26,400)
Asset impairments	-	(27,489)
Foreign currency translation	22,093	12,412

As of December 31, 2003	225,860	307,882

The acquisition of other intangible assets primarily related to METHYPATCH, VANIQA and five products, purchased in Canada from DRAXIS Health Inc.

Throughout the year the Company continuously assesses the carrying value of its other intangible assets. This involves consideration of, among other things, the direction of the business and the marketability of the underlying products. The Company recorded asset impairments of $12.1 million (2002: $18.8 million) and wrote down $15.4 million (2002: $nil) of assets during the year ended December 31, 2003. The asset impairments of $12.1 million resulted from a decline in product prices, which decreased the estimated future cash flows and the $15.4 million resulted from a decision not to renew product licenses that were not core to the business. The impairments and write-downs totalling $27.5 million have been reflected in selling, general and administrative expenses in the consolidated statement of operations ($11.7 million (2002: $10.8 million) in the US segment and $15.8 million (2002: $8.0 million) in the international segment).

During 2002 the Company reviewed its existing product base. On completion of this review, management decided to cease supporting certain products that were not considered to be core to the business and to redirect investment toward other more profitable products. Intangible assets associated with these products, namely product rights and licenses, were written down to their fair value based on discounted cash flow analyses. This resulted in the recognition of an impairment loss of $18.8 million ($10.8 million in the US segment and $8.0 million in the international segment), which has been reflected in selling, general and administrative expenses in the consolidated statement of operations.

Amortization charged for the three years ended December 31, 2003, 2002 and 2001 was $26.4 million, $23.5 million and $31.4 million, respectively. Goodwill was no longer amortized with effect from January 1, 2002 following the adoption of SFAS No. 142.

Adoption of SFAS No. 142

As described in note 2, the Company adopted SFAS No. 142 as of January 1, 2002.

A transitional assessment of goodwill impairment as of January 1, 2002 was completed by June 30, 2002. Management concluded that the fair value of the Company’s individual reporting units exceeded the carrying value of the net assets including goodwill, and hence this process did not result in any impairment being recorded on adoption of SFAS No. 142.

A reconciliation table is provided below to exclude the effect of goodwill amortization in accordance with the transitional disclosures relating to SFAS No. 142. Results for the years ended December 31, 2003 and 2002 have been prepared in accordance with SFAS No. 142.

Year ended December 31,	2001
$’000

Income from continuing operations as reported	34,615
Add back of goodwill amortization charge	10,763

Adjusted income from continuing operations	45,378

Net income as reported	38,759
Add back of goodwill amortization charge	10,763

Adjusted net income for basic earnings per share	49,522
Interest charged on convertible debt, net of tax	-

Adjusted net income for diluted earnings per share	49,522

Year ended December 31,	2001
$’000

Basic earnings per share (in $):
Basic earnings per share, as reported	7.9
Add back goodwill amortization charge	2.2

Adjusted basic earnings per share	10.1

Diluted earnings per share (in $):
Diluted earnings per share as reported	7.7
Add back goodwill amortization charge	2.1
Interest charged on convertible debt, net of tax	-

Adjusted diluted earnings per share	9.8

Weighted average number of shares:	No. of shares

Basic	492,594,226
Diluted	504,875,587

There is no tax effect related to the goodwill amortization disclosed above.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at December 31, 2003 will be approximately $43 million for each of the five years to December 31, 2008. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

The net book value of goodwill by operating segment is as follows:

December 31,	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

2003	193,023	32,837	-	-	-	225,860
2002	174,617	29,150	-	-	-	203,767

There were no changes in allocation of goodwill in either period and all the movements are due to foreign exchange.

(12) Other non-current assets

	December 31,	December 31,
	2003	2002
	$’000	$’000

Deferred financing costs	6,441	7,915
SERP investment	12,042	12,070
Other assets	4,470	3,279

	22,953	23,264

The deferred financing costs are in respect of the $370 million convertible loan note. These costs are being amortized over 10 years. The current element of these costs is included within prepaid expenses and other current assets (note 8).

Further details of the Supplemental Executive Retirement Plan (SERP) investment are provided in note 24. The amount shown above is the cash surrender value of life insurance policies which is backed by marketable securities. A liability of $8.9 million is included within notes 14 and 16 (2002: $8.4 million).

(13) Accounts payable and accrued expenses
	December 31,	December 31,
	2003	2002
	$’000	$’000

Trade accounts payable	21,301	46,912
Accrued rebates and charge-backs	59,397	45,919
Accrued bonuses	18,920	13,622
Research and development accruals	27,676	26,298
Marketing accrual	16,045	21,269
Deferred revenue	4,132	-
Other accrued expenses	68,023	30,087

	215,494	184,107

(14) Other current liabilities

	December 31,	December 31,
	2003	2002
	$’000	$’000

Income taxes payable	19,102	5,440
Interest on long-term debt	2,653	2,893
Social security liabilities	2,216	1,934
Value added taxes	1,503	1,957

SERP	2,781	1,233
Other accrued liabilities	8,872	3,268

	37,127	16,725

(15) Long-term debt

	December 31,	December 31,
	2003	2002
	$’000	$’000

Total obligations	377,835	408,190
Current maturities of long-term obligations	(1,054)	(888)

Total long-term debt	376,781	407,302

An analysis of total obligations by loan type is presented below:

	December 31,	December 31,
	2003	2002
	$’000	$’000

Convertible notes due 2011	370,225	400,000
Canadian provincial and federal government loan	1,532	1,880
Capital leases	6,078	6,310

	377,835	408,190

Principal payments in each of the next five years and thereafter on total obligations outstanding as of December 31, 2003 amount to:

December 31,
2003
$’000

2004	1,054
2005	1,014
2006	254
2007	272
2008	294
Thereafter	374,947

377,835

(i) Convertible notes due 2011

The $370 million of guaranteed convertible notes due 2011, were issued in August 2001 by Shire Finance Limited (the Issuer), a wholly owned finance subsidiary of Shire.

The convertible notes are guaranteed by Shire and are convertible into redeemable preference shares of the Issuer which upon issuance will be immediately exchanged for either (i) Shire ordinary shares, (ii) Shire ADSs or (iii) at the Issuer’s option, a cash amount based upon the London Stock Exchange volume-weighted average prices of ordinary shares on the fourth through eighth business days following conversion.

At the choice of investors, each $1,000 of nominal value notes can be converted into 49.62 Shire ordinary shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors can choose to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008.

At the option of the Company, repayment can be made in the form of Shire ordinary shares or ADSs. The number of ordinary shares that a note holder would receive would be based on the notional principal of the notes divided by 95% of the London Stock Exchange volume-weighted average price of ordinary shares on the five trading days after the Company gives notice of the exercise of its option. Such notice will be on or before the tenth business day preceding the repayment put date. On or after August 21, 2004, the Company may redeem, for cash, all or part of the notes providing the ordinary share price has exceeded $26.20 (British pound equivalent at the time) for 20 of the 30 consecutive dealing days in the period prior to redemption.

The decision as to whether a note holder should exercise a put option will depend on a number of factors, particularly the price of Shire shares at the put date and the likelihood of the Company’s share price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or £12.52 (at the closing exchange rate for 2002) for Shire ordinary shares and $60.46 for Shire ADSs. If the price of Shire ordinary shares at the first put date of August 21, 2004 remains at a level similar to the 2003 year-end price of £5.42 ($29.06 for Shire ADSs), it is quite possible that note holders will choose to exercise their put options. The Company currently has adequate resources from which it could satisfy repayment of the entire convertible debt principal of $370.2 million.

During the year ended December 31, 2003, the Company repurchased $29.8 million of the convertible notes due 2011, recording a gain of $0.5 million which is reflected in other expense, net on the consolidated statement of operations.

The interest expense recorded in the year ended December 31, 2003 was $7.5 million (2002: $8.0 million, 2001: $2.9 million).

(ii) Canadian federal and provincial government loan

The Company has a Canadian federal and provincial government loan outstanding of $1.5 million (CAN$2.0 million). This facility is non-interest bearing and is repayable in annual installments of $0.8 million (CAN$1.0 million).

(iii) Capital leases

	December 31,	December 31,
	2003	2002
Obligations under capital leases	$’000	$’000

Current	282	261
Non-current	5,796	6,049

	6,078	6,310

The following is an analysis of the leased property under capital leases by major asset classes:

	December 31,	December 31,
	2003	2002
	$’000	$’000

Land and buildings	6,645	6,259
Office furniture, fittings and equipment	172	160

	6,817	6,419
Less: accumulated depreciation	(888)	(126)

	5,929	6,293

The following is a schedule by years of future minimum lease payments under capital leases:

December 31 2003 $’000

2004	282
2005	254
2006	254
2007	272
2008	294
Thereafter	4,722

6,078

(16) Other non-current liabilities

	December 31,	December 31,
	2003	2002
	$’000	$’000

SERP (note 24)	6,102	7,131
Long-term bonuses	3,117	-
Deferred revenue	13,430	-
Other accrued liabilities	1,149	6,520

	23,798	13,651

The deferred revenue relates to amounts received from the out-licensing of AGRYLIN and FOSRENOL in Japan.

(17) Financial instruments

The estimated fair value of the Company’s financial instruments at December 31, is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable securities (commercial paper and institutional and managed cash funds) - the carrying value approximates fair value because of the short-term nature of these instruments.

•	Investments – the carrying value of non-current investments with readily determinable market values equals the fair value as such instruments are marked to market.

•	Long-term debt – the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.

The carrying amounts and corresponding fair values of financial instruments, were as follows as of December 31, 2003 and 2002:

December 31, 2003	Carrying
	Amount	Fair Value
	$’000	$’000

Financial assets:
Commercial paper	120,872	120,872
Institutional and managed cash funds	183,257	183,257
Investments	22,057	22,057

Financial liabilities:
Long-term debt	376,781	378,769

December 31, 2002	Carrying
	Amount	Fair Value
	$’000	$’000

Financial assets:
Commercial paper	87,843	87,843
Institutional and managed cash funds	228,283	228,283
Investments	14,129	14,129

Financial liabilities:
Long-term debt	408,190	376,883

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

(18) Commitments and Contingencies

(a) Leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2012. Expense related to operating leases is recognized on a straight-line basis over the life of the lease. In addition, the Company has a building lease, which is accounted for as a capital lease, which expires in 2019.

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as of December 31, 2003:

	Operating leases	Capital lease
	$’000	$’000

2004	12,719	282
2005	7,854	254
2006	5,234	254
2007	3,646	272
2008	2,794	294
Thereafter	11,819	4,722

	44,066	6,078

Less: amount representing fixed executory costs, including
interest, included in future minimum lease payments		-

Total capital lease obligation		6,078
Less: current portion of capital lease obligation		(282)

Non-current portion of capital lease obligation		5,796

Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $12.2 million, $6.7 million and $6.1 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Shire has guaranteed a building lease and has $6.8 million of restricted cash held as collateral for this lease.

(b) Letters of credit

As of December 31, 2003 the Company had an irrevocable standby letter of credit with Fifth Third Bank to Allfirst Bank in the amount of $10.0 million relating to the bonds that financed the construction of its US manufacturing facility.

As of December 31, 2003 the Company had an irrevocable standby letter of credit with Barclays Bank plc to Zurich International (UK) Limited in the amount of $15.0 million providing security on the recoverability of insurance claims.

An irrevocable standby letter of credit of $19.0 million (CAN$24.5 million) that represented the Company's obligations with respect to the establishment of pandemic readiness as of December 31, 2003.

(c) Commitments

(i) The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $44.8 million (December 31, 2002: $38.1 million). As of December 31, 2003 an amount of $36.8 million (December 31, 2002: $26.4 million) has been subscribed, leaving an outstanding commitment of $8.0 million (December 31, 2002: $11.7 million).

(ii) Government of Canada

In 2001, the Company signed a ten-year non-cancelable contract with the Government of Canada (GOC) to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event (hereinafter referred to as the Pandemic contract).

The concept of a state of readiness against an influenza pandemic requires the development of sufficient infrastructure and capacity in Canada to provide for domestic vaccine needs in the event of an influenza pandemic. The Company is committed to provide 32 million doses of single-strain (monovalent) influenza vaccine within a production period of 16 weeks. The Company has therefore begun a process of expanding its production capacity in order to meet this objective within a five-year period ending January 2006.

The Company is committed to approximately $13.9 million (CAN$18.0 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The Government has agreed to reimburse the Company $10.4 million (CAN$13.5 million). At the end of the contract, the Company is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

As a condition of the Pandemic contract, Shire Biochem, a wholly owned subsidiary, entered into an irrevocable standby letter of credit of $19.0 million (CAN$24.5 million). The standby letter of credit is collateralized by an equivalent amount of cash.

In addition, under another GOC contract, Biologics is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

(iii) Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $37.8 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

(iv) TPC research facility

In March 2000, the Company entered into a funding agreement with TPC, a Canadian governmental agency, (hereinafter referred to as the TPC agreement) relating to the research and development of recombinant protein vaccines. The TPC agreement has as its objective the creation in Canada of skilled scientific and technological jobs in the research and development field, the local manufacture of developed products, capital investment and financial return on investment.

The TPC agreed to a total contribution not to exceed $61.9 million (CAN$80.0 million). Such contribution is repayable to the TPC in form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

As a condition of the TPC agreement, the Company has an obligation to build a vaccine research facility in Canada. The construction of the vaccine research center in Laval, Canada will represent an investment of approximately $27.5 million (CAN$35.6 million) and should be completed in December 2004.

The TPC agreement requires the Company to comply with certain conditions as outlined in the agreement. Any violation of such conditions allows the TPC to declare the Company in default and may result in repayment of all previous funding.

(v) METHYPATCH

In connection with the Company's purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product. These payments could total $75 million.

(vi) DRAXIS

In connection with the Company's purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain milestone payments if no generic events occur for certain products purchased. The milestone payments could reach an amount up to $3.1 million (CAN$4 million) if no generic events have occurred for those products by January 22, 2007 .

(d) Legal proceedings

(i) General

The Company accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within in a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined each accounting period in light of additional information being known. In instances where the Company is unable to develop a best estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a best estimate can be made. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s best estimate may result in an additional expense in a future accounting period. During the year ended December 31, 2003 a legal accrual of $2.0 million was released, to the consolidated statement of operations, because of the outcome of previously pending litigation.

(ii) Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 429 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,226 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,797 cases. Shire is awaiting the furtherance of proceedings in the remaining 429 pending lawsuits.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends to defend vigorously all the lawsuits. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the “fen/phen” diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Company in respect of phentermine. Legal expenses to date have been paid by Eon, the supplier to SUS, or Eon’s insurance carriers, but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

(iii) ADDERALL XR

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the '819 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiration date of the Company’s ‘819 Patent. The notification alleged that the ‘819 Patent is not infringed by Barr's extended release mixed amphetamine salt product, which is the subject of Barr’s ANDA. On February 24, 2003 Shire Laboratories Inc. (Shire Laboratories) filed suit against Barr in the United States District Court for the Southern District of New York alleging that Barr’s ANDA infringes the '819 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘819 Patent and should not be approved before the expiration date of the ‘819 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘819 Patent, damages in the event that Barr should engage in such commercialization, as well its attorneys’ fees and costs. Barr has counterclaimed for a declaration that its ANDA product will not infringe the claims of the ‘819 Patent. Barr is also seeking its attorneys’ fees, costs and expenses.

On August 12, 2003, Shire Laboratories was issued a new US patent No. 6,605,300 (the ‘300 Patent) covering ADDERALL XR. In August 2003 Shire was notified that Barr had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of ADDERALL XR prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. In September 2003 Shire Laboratories filed a lawsuit in the United States District Court for the Southern District of New York against Barr alleging that Barr’s ANDA infringes the ‘300 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘300 Patent and should not be approved before the expiration date of the ‘300 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘300 Patent, damages in the event that Barr should engage in such commercialization, as well its attorneys’ fees and costs. By way of a counterclaim Barr is seeking a declaration that the ‘300 Patent is invalid and Barr has also asked for its attorneys’ fees, costs and expenses. The lawsuits against Barr with respect to the 819 and ‘300 Patents were consolidated in December 2003 and a trial date scheduled for January 2006.

Barr may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Barr’s notices to allow the court to resolve the suits. Even if Barr receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the expiry of the existing Hatch-Waxman exclusivity in October 2004.

In November 2003, Shire was notified that Impax Laboratories (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of ADDERALL XR prior to the expiration dates of the ‘819 and ‘300 Patents and alleging that the ‘819 and ‘300 Patents are not infringed by Impax’s extended release mixed amphetamine salt product, the subject of Impax’s ANDA. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA infringes the ‘819 and ‘300 Patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

Impax may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from the Company’s receipt of Impax’s notice to allow the court to resolve the suit. Even if Impax receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (May 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Impax could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the expiry of the existing Hatch-Waxman exclusivity in October 2004 and upon expiry of any exclusivity that Barr may hold.

(iv) CARBATROL

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s 300 mg extended release carbamazepine product, the subject of Nostrum’s ANDA. This dosage strength represents about half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories served suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents. The Company is seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company is also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product as well as actual and punitive damages for alleged abuse of process by Shire.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300 mg extended release carbamazepine product upon FDA final approval of its ANDA.

(19) Related parties

(a) Professional fees

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon James Grant, a director of the Company, is a partner, totaling $0.8 million for the year ended December 31, 2003 ($1.2 million for the year ended December 31, 2002 and $1.9 million for the year ended December 31, 2001).

$0.5 million was due to the law firms in which the Hon James Grant is a partner as of December 31, 2003 (2002 $nil).

(b) Immunosystems

BioChem Immunosystems Inc. (Immunosystems), formally a wholly owned subsidiary of BioChem, was sold in February 2000 to a third party. Dr Bellini, the former chief executive officer of BioChem, continued as a director of Immunosystems. In December 2001, the Company acquired a 19.9% equity interest in Immunosystems in consideration for the release of a debt owing to the Company from Immunosystems. This debt existed prior to the Company’s merger with BioChem. As part of the same transaction, the Company was released from a pre-existing BioChem guarantee over other Immunosystems’ liabilities.

(c) Mr Spitznagel

Mr Spitznagel, a former Director of the Company, who resigned during the year ended December 31, 2001, entered into a consultancy agreement with the Company in December 1999, which provided that:

  If he had good reason, as defined in his service agreement with Roberts, to terminate his employment with Roberts under his service agreement, the Company would cause Roberts to provide him with the payments and benefits he would be entitled to upon a ‘good reason’ termination;
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

During 2003 the final payment was made to Mr Spitznagel of $0.5 million. The consultancy agreement has now been terminated and no further payments will be made. At December 31, 2002 Mr Spitznagel was owed $0.5 million (2001: $1.4 million).

(20) Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted EPS for the periods presented:

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Income from continuing operations	276,051	242,378	32,011

Income from discontinued operations, net of tax	-	8,191	6,748

Numerator for basic earnings per share	276,051	250,569	38,759
Interest charged on convertible debt, net of tax	5,218	5,585	-

Numerator for diluted earnings per share	281,269	256,154	38,759

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Weighted average number of shares outstanding	No. of shares	No. of shares	No. of shares

Basic	498,212,826	500,687,594	492,594,226
Effect of dilutive shares:
Share options	1,859,076	1,883,475	11,362,332
Convertible debt	18,895,493	19,847,177	-
Warrants	-	-	919,029

	20,754,569	21,730,652	12,281,361

Diluted	518,967,395	522,418,246	504,875,587

Basic earnings per share:
Income from continuing operations	55.4c	48.4c	6.5c
Income from discontinued operations, net of tax	-	1.6c	1.4c

	55.4c	50.0c	7.9c

Diluted earnings per share:
Income from continuing operations	54.2c	47.4c	6.4c
Income from discontinued operations, net of tax	-	1.6c	1.3c

	54.2c	49.0c	7.7c

The computation of weighted average number of shares for diluted EPS for the year ended December 31, 2001 does not include convertible debt because, after eliminating interest charged to operations from the numerator, the inclusion would be anti-dilutive.

The warrants are issuable in respect of a research and development agreement. A charge of $4.5 million has been reflected in research and development in the consolidated statement of operations in the year ended December 31, 2001.

The warrants and share options not included within the calculation of the diluted weighted average number of shares, because the exercise prices exceeded the Company’s average share price during the calculation period, are shown below:

Year ended December 31,	2003	2002	2001
	No. of shares	No. of shares	No. of shares

Share options	17,006,093	17,492,575	10,384,600
Warrants	1,346,407	1,346,407	-

	18,352,500	18,838,982	10,384,600

(21) Segment reporting

The Company has disclosed segment information for the individual reporting segments of the business, based on the way in which the business is managed and controlled. The Company’s principal reporting segments are by operational function, each being managed and monitored separately and serving different markets. The Company evaluates performance based on operating income. The Company does not have inter-segment transactions.

The US segment represents our commercial operations in the United States and the International segment represents the commercial operations in the Rest of the World. The Biologics segment represents the vaccine operations in Canada and the research and development center in the United States. The R&D segment represents all direct research and development costs incurred by the Company throughout the world. Corporate represents the royalty business that is managed at the corporate office and certain costs that are managed at the corporate office and not allocated to the other segments.

Year ended December 31, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	846,438	158,643	24,757	-	-	1,029,838
Licensing and development	3,376	301	-	-	-	3,677
Royalties	14	10,314	-	193,245	-	203,573
Other revenues	13	-	-	-	-	13

Total revenues	849,841	169,258	24,757	193,245	-	1,237,101
Cost of product sales	94,597	53,166	15,351	-	-	163,114
Research and development	-	-	-	-	215,781	215,781
Selling, general and
administrative	234,091	76,912	9,134	56,777	-	376,914

Depreciation and amortization (1)	30,965	24,338	4,571	26,804	-	86,678

Total operating expenses	359,653	154,416	29,056	83,581	215,781	842,487

Operating income/(loss)	490,188	14,842	(4,299)	109,664	(215,781)	394,614

December 31, 2003	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Total assets (2)	697,460	484,093	25,207	1,262,889	109,131	2,578,780
Long-lived assets (2)	238,774	281,058	24,325	200,225	46,691	791,073

F-39

Capital expenditure on long-
lived assets	18,324	53,469	383	15,827	16,854	104,857

(1) Included in depreciation and amortization are the write downs of intangible assets, property, plant and equipment and assets held for resale. Depreciation from manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

(2) Total assets and long lived assets in the Biologics segment relate to the research and development center in the US.

Year ended December 31, 2002	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	714,655	131,465	13,268	-	-	859,388
Licensing and development	2,661	403	-	-	-	3,064
Royalties	215	8,999	-	165,598	-	174,812
Other revenues	-	34	-	-	-	34

Total revenues	717,531	140,901	13,268	165,598	-	1,037,298

Cost of product sales	63,356	59,242	11,084	-	-	133,682
Research and development	-	-	-	-	189,179	189,179
Selling, general and
administrative	211,032	68,290	8,480	44,386	-	332,188

Depreciation and amortization (1)	28,999	11,200	4,138	10,874	-	55,211

Total operating expenses	303,387	138,732	23,702	55,260	189,179	710,260

Operating income/(loss)	414,144	2,169	(10,434)	110,338	(189,179)	327,038

December 31, 2002	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Total assets(2)	818,383	423,688	22,292	894,136	50,124	2,208,623
Long-lived assets(2)	260,751	216,004	21,413	214,018	29,341	741,527
Capital expenditure on long-
lived assets	13,158	270	1,298	35,600	2,286	52,612

(1)	Included in depreciation and amortization are the write downs of intangible assets. Depreciation from manufacturing plants is included within cost of sales. Depreciation and amortization relating to R&D assets are included within US and International segments.
(2)	Total assets and long lived assets in the Biologics segment related to the research and development center in the US.

Year ended December 31, 2001	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Product sales	587,449	106,286	5,616	-	-	699,351
Licensing and development	4,507	991	-	-	-	5,498
Royalties	264	5,604	-	139,287	-	145,155
Other revenues	-	900	2,052	-	-	2,952

Total revenues	592,220	113,781	7,668	139,287	-	852,956

Cost of product sales	58,655	40,754	12,597	-	-	112,006
Research and development	-	-	-	-	171,029	171,029
Selling, general and
administrative	179,115	41,542	1,203	37,875	-	259,735
Depreciation and amortization (1)	18,375	10,744	4,129	12,561	-	45,809
Asset impairments and
restructuring charges	-	-	-	29,699	-	29,699
Merger transaction expenses	-	-	-	83,470	-	83,470
Loss on disposition of assets	-	8,100	-	-	-	8,100

Total operating expenses	256,145	101,140	17,929	163,605	171,029	709,848

Operating income/(loss)	336,075	12,641	(10,261)	(24,318)	(171,029)	143,108

December 31, 2001	US	International	Biologics	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000	$’000

Total assets(2)	658,031	127,828	-	1,095,776	29,096	1,910,731
Long-lived assets(2)	327,289	46,562	-	373,039	23,286	770,176
Capital expenditure on long-
lived assets	3,880	36,224	-	27,349	2,488	69,941

(1)	Included in depreciation and amortization are the write downs of intangible assets. Depreciation and amortization relating to R&D assets are included within US and International segments.
(2)	The total assets and long lived assets relating to the Biologics segment are managed within the International segment.

Material customers

In the periods set out below, certain customers accounted for greater than 10% of the Company’s total revenues:

Year ended December 31,	2003	2003	2002	2002	2001	2001
	$’000	% revenue	$’000	% revenue	$’000	% revenue

Customer A	274,771	22%	231,270	22%	176,941	21%
Customer B	269,364	22%	197,184	19%	123,350	14%
Customer C	175,856	14%	160,210	15%	136,927	16%
Customer D	158,689	13%	149,613	14%	-	-

Amounts outstanding as of December 31, in respect of these material customers were as follows:

December 31,	2003	2002
	$’000	$’000

Customer A	23,793	4,354
Customer B	25,676	9,189
Customer C	45,712	45,227
Customer D	8,212	9,738

(22) Other charges

Year ended December 31,		2001
		$’000

BioChem merger:
Restructuring charges		8,809
Asset impairments		20,890
Merger transaction expenses		83,470
Loss on disposition of facility		8,100

		121,269

Year ended December 31, 2001

(a) BioChem merger

(i) Restructuring charges

Upon consummation of the merger with BioChem, the Company formalized a plan to restructure the combined organization by (a) closing a duplicate manufacturing facility and (b) eliminating certain duplicate positions throughout the combined organization. This plan resulted in the decision to terminate 57 employees and to dispose of Shire’s existing manufacturing facility. All of the planned terminations were completed by December 31, 2001, at a cost of $8.8 million. The Company paid $8.0 million of this during the year ended December 31, 2001 and the remaining $0.8 million over the following year.

(ii) Asset impairments

Asset impairments consist of the write-off of approximately $6.3 million of patents, $6.8 million of licenses and $7.8 million of distribution rights, which were held by BioChem at the time of the merger. Upon consummation of the BioChem merger, the Company reviewed the carrying value of all intangible assets of the combined organization in an attempt to identify any intangible assets that were duplicative, inconsistent with the strategic direction of the Company, or where management did not perceive any ongoing value that would be derived from these assets. This review resulted in the write-off of certain patents and licenses that were related to products and know-how that would not be utilized by the combined organization and that had no residual sales value. In addition, it resulted in the write-off of distribution rights related to a specific product for which BioChem management was pursuing sales in the United States. The combined organization did not intend to sell this product in the United States; additionally, the distribution rights had no residual sales value.

(iii) Merger transaction expenses

The merger transaction expenses represent direct costs incurred by the Company in connection with the merger with BioChem. These costs include bank and other advisory fees, taxes associated with the transaction and other direct incremental costs associated with the merger.

(iv) Loss on disposition of facility

As described above, the Company made the decision to close its existing manufacturing facility in Toronto and to dispose of the facility. The Company incurred a loss of $8.1 million upon the disposition.

(23) Other expense, net

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

SERP valuation adjustment	175	(2,301)	(2,018)
Write-down of long-term investments due to impairment	(15,540)	(8,680)	(55,748)
GeneChem funds income	3,755	3,333	3,995
Foreign exchange	(6,716)	(344)	(487)
Other	787	(270)	1,325

	(17,539)	(8,262)	(52,933)

December 31, 2003

The Company recorded an impairment of $8.5 million against its investments in the GeneChem funds during the year due to an other than temporary impairment in the investment portfolio. In addition, the Company recorded an impairment of $4.5 million due to a decrease in the market value of its investment in private companies. The assessment of market value was based on the projected value of an anticipated share offering in early in 2004 by the Company at a value less than the current price per share recorded by the Company. The impairments were recorded in the international segment.

December 31, 2002

The Company recorded an impairment of $5.5 million against its investments in the GeneChem funds during 2002 due to an other than temporary impairment in the investment portfolio. In addition, the Company recorded an impairment of $3.2 million due to a decrease in the market value of its investment in private companies, based on changes in estimates in value from the prior year.

December 31, 2001

Following the merger with BioChem in 2001, management of the combined organization determined that it should review the carrying value of all cost method investments held by the combined organization, considering, amongst other things, (a) the combined organization’s strategic direction and re-prioritization of investments, (b) the Company’s knowledge of certain developments in 2001 with regards to the US Food and Drug Administration’s approval process of certain products, and (c) a strategic re-evaluation of the risks that the combined organization was willing to retain, relating to certain ventures and guarantees.

As a result of this review, the Company determined that it was necessary to record impairment charges totaling $55.7 million related to certain of these investments. The impairment consisted of the write-off of an investment in Qualia, of $18.7 million, the write-off of the investment in a Biovector of $6.2 million and a write-down of the net assets of Immunosystems by $30.8 million.

(a) Qualia

BioChem held a 14.1% equity interest in common stock and an investment in preferred shares of Qualia, which, at the time of the merger, owned, amongst other development projects, the rights to a product that was approved for sale in Europe and Canada. This product was in development for a planned submission to the FDA for approval to sell in the United States. The Company reviewed the status of the product and the estimated timing of submission to the FDA, its estimate of the future cash flows from royalties which would be received upon sale of the product (without such registration) and Qualia’s access to additional funding. Based on the assessment of these factors, the Company determined that the investment should be written off as (1) approval by the FDA, originally expected in June 2001, had not occurred, creating doubt relative to the timing of an eventual approval of the product by the FDA, (2) Shire management believed that without registration with the FDA the projected royalties generated from the sale of this product could not generate cash flows sufficient to recover the investment and (3) Shire anticipated the efforts necessary to obtain approval from the FDA as significant.

BioChem management assessed the carrying value of the Qualia investment at the end of 2000. Based on the projected operating results at that time, the initial sales of the product in Canada and Europe, and, most importantly, their expectation of FDA approval by June 2001, BioChem management concluded that an other than temporary impairment did not exist.

In February 2002, FDA approval was received to sell the product into the United States. Subsequent to the approval, structural changes were made to the Company’s holding in Qualia and the Company’s distribution rights for the product, which resulted in the Company owning a 50% interest in a combined structure and releasing the Company from any future funding obligations. Qualia has continued to incur operating losses since the approval of the product by the FDA, and the Company has recorded its portion of those losses.

(b) Biovector

In late 2000, BioChem management noted that Biovector Therapeutics S.A. (Biovector), a privately held French company in which it held a 9.6% interest, had begun to experience financial and operational difficulties. At that time, management considered whether there was an other than temporary impairment and determined there was not, based on its estimate of the future operations, the historical financial information available and publicly available information However, in April 2001, Biovector formally informed its investors that it was experiencing financial difficulties, principally because of an inability to attract additional research and development collaboration partners and an inability to identify additional sources of financing.

Following the merger with BioChem, the Company made a decision not to invest further money in this entity and to take steps to cancel any contracts therewith. Based on this decision and the financial difficulties being experienced by Biovector, the Company determined that it was appropriate to write-off this investment. In February 2002, Biovector went into liquidation.

(c) Immunosystems

In January 1999, BioChem adopted a formal plan to dispose of its diagnostic operations and at that time recorded an impairment of $8.8 million to reflect the net assets at the estimated realizable value. In March 2000, BioChem made the decision to divest of certain of its diagnostics operations (Immunosystems) to a management-led group. It did so in exchange for a debenture of $35.8 million and an agreement that BioChem would act as a guarantor of certain long term debt of Immunosystems, in the amount of 37.3 million Italian Lira ($18.1 million) as of December 31, 2000. As the risk and rewards of ownership had not transferred to the management group, BioChem continued to carry the assets on its balance sheet. The assets, classified as net assets of a business transferred under contractual arrangements, had carrying value of $35.8 million (the same value of the debenture) at the time of the merger between Shire and BioChem

On consummation of the merger, Shire management was concerned as to the recoverability of the debenture (the repayment terms of which were contingent on the future cash flows of the underlying Immunosystems business) Additionally, they were also concerned that they would be required, at some stage, to make a cash payment pursuant to the third-party guarantee. While the liability related to the third-party guarantee was in substance already recognized by Shire (i.e. it formed part of the carrying value of the net assets of $35.8 million), the Company was concerned over potential cash outflow of $18.1 million, combined with the legal fees necessary to pursue collection on the debenture. This concern was substantial, resulting in Shire management’s revisiting all agreements with the management-led group which bought the Immunosystems operations. As a result of these negotiations, the following was agreed:

•	The debenture was eliminated in full;

•	Shares representing a 19.9% interest in Immunosystems were legally transferred back to the Company; and
•	Shire was released from the guarantee of the third-party debt.

Based on these negotiations, the Company recorded an impairment of $28.7 million, (i.e. 80.1% of the carrying value of the assets classified as “Net assets of a business transferred under contractual arrangement).” The remaining balance of $7.1 million was reclassified to cost investments.

The Company subsequently recorded an impairment of $2.1 million against the carrying value of the retained interest of 19.9% based on its estimate of the fair value thereof.

(24) Retirement benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. For the defined contribution retirement plans, the level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $16.1 million, $6.8 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plan

Roberts, a company with whom the Company merged in December 1999, operated a defined SERP for certain US employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

As part of the restructuring of the Company following the Roberts merger, the SERP was closed to new members and contributions ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18.0 million, the result of which is that the Company has no future contributions under the plan.

In accordance with EITF 97-14, the asset and liability of $12.0 million and $8.9 million, respectively, are shown on the balance sheet within the categories “Other non-current assets” and “Other non-current liabilities”. See notes 12 and 16 above.

(25) Income taxes

The components of income before income taxes and equity in net (loss)/income of associates for the years ended December 31 are as follows:

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

UK	(76,267)	(50,520)	(101,756)
US	285,221	218,139	190,068
Other jurisdictions	175,507	161,441	9,495

Income from continuing operations before income taxes and equity
in net (losses)/income of associates and discontinued operations	384,461	329,060	97,807

Income before income taxes attributable to discontinued
operations	-	9,696	6,748

Total income before income taxes and equity in net
(losses)/income of associates	384,461	338,756	104,555

F-45

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, consisted of the following:

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Current income taxes:
UK corporation tax	-	-	-
US federal tax	(101,174)	(67,686)	(40,818)
US state and local taxes	(4,313)	(9,561)	(8,988)
Other jurisdictions	(18,792)	(19,864)	(16,746)

Total current taxes	(124,279)	(97,111)	(66,552)

Deferred taxes
UK corporation tax	(9,696)	-	-
US federal tax	(3,647)	(1,136)	(20,586)
US state and local taxes	(180)	(34)	(618)
Other jurisdictions	30,449	9,931	19,975

Total deferred taxes	16,926	8,761	(1,229)

Total income taxes attributable to continuing operations	(107,353)	(88,350)	(67,781)

Total incomes taxes attributable to discontinued operations	-	(4,812)	(3,963)

Total income taxes	(107,353)	(93,162)	(71,744)

The reconciliation of income from continuing operations before income taxes and equity in net (losses)/income of associates and discontinued operations to the provision for income taxes is shown in the table below:

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Income from continuing operations before income taxes and equity
in net (losses)/income of associates and discontinued operations	384,461	329,060	97,807

Corporation tax rate	30%	30%	30%

Income tax expense at corporation tax rate	(115,338)	(98,718)	(29,342)
Adjustments to derive effective rate:
Non-deductible items:
Goodwill amortization	-	-	(3,309)
Permanent differences	(4,404)	(4,280)	(32,268)
Other items:
Change in valuation allowance	(28,663)	(13,948)	(27,395)
Difference in taxation rates	45,580	36,450	27,662
Prior year adjustment	(8,544)	(2,317)	2,958
Other	4,016	(5,537)	(6,087)

Provision for income taxes on continuing operations	(107,353)	(88,350)	(67,781)
Provision for income taxes on discontinued operations	-	(4,812)	(3,963)

Provision for income taxes	(107,353)	(93,162)	(71,744)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications, as of December 31, are as follows:

	December 31,	December 31,
	2003	2002
	$’000	$’000

Deferred tax assets:
Accrued expenses not currently deductible	3,340	7,847
Losses carried forward	248,239	188,937
Provisions	11,299	5,347
Other	1,876	6,517

Gross deferred tax assets	264,754	208,648
Less: valuation allowance	(168,176)	(139,513)

	96,578	69,135
Excess of tax value over book value of assets	(33,446)	(28,070)

Net deferred tax assets	63,132	41,065

Balance sheet classifications:

Deferred tax assets - current	64,532	34,849
Deferred tax (liabilities)/assets - non-current	(1,400)	6,216

	63,132	41,065

The approximate net operating loss carry-forwards as of December 31, are as follows:

	December 31,	December 31,
	2003	2002
	$’000	$’000

Approximate net operating loss carry-forwards against future US federal tax
liabilities	23,468	33,386

Approximate net operating loss carry-forwards against future US state tax
	130,755	132,480
Approximate net operating loss carry-forwards against future foreign tax
liabilities	800,509	507,276

Total	954,732	673,142

The tax losses shown above have the following expiration dates:

December 31,
2003
$’000

2004	-
2005	-
2006	646
2007	40,854
2008	65,478
2009	28,320

2010	-
Available indefinitely	819,434

954,732

As of December 31, 2003, the Company had a valuation allowance of $168.2 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from overseas tax operating loss carry-forwards and capital loss carry-forwards, which have no expiration date. The utilization of operating loss carry forwards is, however, restricted to the taxable income of the subsidiary generating the losses. In addition, capital loss carry-forwards can only be offset against capital gains. As of December 31, 2003, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and reasonable and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

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

(26) Equity in (losses)/earnings of equity method investees

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

GSK	3,495	2,592	1,985
CADx/Qualia	(4,552)	(924)	-

	(1,057)	1,668	1,985

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting. The Company owns, but does not exercise control over, a 50% share of the partnership.

On December 31, 2003, the Company sold its investment in Qualia Computing Inc. to iCAD Inc. During 2003 the Company had applied the equity method of accounting as the Company owned, but did not exercise control over its 50% share of the joint venture.

(27) Stock incentive plans

The Company has adopted the disclosure only provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for its plans. In the years ended December 31, 2003, 2002 and 2001 the Company recognized a (credit)/charge under APB No. 25 of ($0.02) million, $(0.2) million and $2.3 million, respectively.

The fair value of stock options used to compute pro forma net income and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31,	2003	2002	2001
	$’000	$’000	$’000

Risk-free interest rate	1.89-3.40%	1.90-5.33%	3.43-5.22%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	60.0%	55.2%	59.5%

Directors and employees have been granted options over ordinary shares under the following eight stock option plans:

(i) Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme)

Options granted under the Executive Scheme are subject to performance criteria and cannot be exercised in full, unless Shire’s share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period. If Shire’s share price increases at a compound rate of 14.5% per annum over a minimum three-year measurement period, 60% of the options may be exercised. If these conditions are not met after the initial three years, they are thereafter tested quarterly by reference to share price growth over the extended period. If the share price does not meet these conditions at any time, none of the options will become exercisable.

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision. It is intended that no further options will be granted under the Executive Scheme.

(ii) Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (2000 Executive Scheme)

Options granted under the 2000 Executive Scheme vest six weeks prior to the expiry date. Options granted under this scheme are subject to performance criteria. In respect of any option granted prior to August 2002, if Shire’s share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option will be exercisable in full. If it increases by at least 14.5% per annum over the same three year period, the option may be exercised up to 60% of the shares covered by the option. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share (EPS) based measure should be adopted in place of share price growth targets. Therefore, the performance criteria was amended so that an option would only become exercisable in full if Shire’s fully diluted EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) on average a year for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 3% per annum (directors, RPI plus 5%)
Between 101% and 200% of salary	RPI plus 5% per annum
Between 201% and 300% of salary	RPI plus 7% per annum
Over 301% of salary	RPI plus 9% per annum

The new EPS performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with some of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the performance condition should be retested once only, at five years after the grant. The retest will be applied only where Shire’s EPS growth has fallen short of the minimum annual average percentage increase over the three year period from grant. Hence the level of EPS growth in the next two years needs to be consequentially higher to meet the test.

(iii) Shire Pharmaceuticals Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts.

(iv) Shire Pharmaceuticals Group plc Employee Stock Purchase Plan (Stock Purchase Plan)

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. The offering period is for 27 months.

(v) Pharmavene 1991 Stock Option Plan (SLI Plan)

Options issued under the SLI Plan were originally granted over shares in SLI, formerly Pharmavene Inc., a company acquired by the Company on March 23, 1997. Exercise of these options results in the option holder receiving ordinary shares in Shire. As a result of the acquisition of SLI, and in accordance with the terms of the original, share option plan, all options granted under that plan became immediately capable of exercise. It is intended that no further options will be granted under the SLI Plan.

(vi) Roberts Stock Option Plans (Roberts Plans)

Options issued under the Roberts Plans were originally granted over shares in Roberts, a company acquired by the Company on December 23, 1999. Exercise of these options results in the option holder receiving ordinary shares in Shire. As a result of the acquisition of Roberts, and in accordance with the terms of the original Roberts plans, all options granted under the Roberts Plans became immediately capable of exercise. It is intended that no further options will be granted under the Roberts Plans.

(vii) BioChem Stock Option Plan (BioChem Plan)

Following the acquisition of BioChem Pharma, Inc. on May 11, 2001, the BioChem Stock Option Plan was amended such that options over BioChem’s common stock became options over ordinary shares of Shire. All BioChem options, which were not already exercisable, vested and became exercisable as a result of the acquisition. It is intended that no further options will be granted under the BioChem Stock Option Plan.

In a period of ten years, not more than 10% of the issued share capital of Shire may be placed under option under any employee share scheme.

In addition, the following terms apply to options that may be granted under the various plans:

  2000 Executive Scheme: the maximum number of shares over which incentive options may be granted under Part 3 of the scheme is 25,000,000.

  Stock Purchase Plan: up to 2,000,000 ordinary shares.
Options outstanding at December 31, 2003 under the various plans are as follows:

		Expiry period from
Scheme	Number of options	date of issue	Vesting period

Executive Scheme	3,698,397	10 years	3 years, subject to performance criteria

2000 Executive Scheme	16,123,388	10 years	3 years, subject to performance criteria

Sharesave Scheme	272,411	6 months after vesting	3 or 5 years

Stock Purchase Plan	838,906	On vesting date	27 months

SLI Plan	11,287	10 years	Immediate on acquisition by Shire

Roberts Plans	138,338	6 years	Immediate on acquisition by Shire

BioChem Plan	4,912,816	10 years	Immediate on acquisition by Shire

Total	25,995,543

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and of the related transactions during the periods then ended is presented below:

Year ended December 31, 2003	Weighted average
	exercise price	Number of
	$	shares

Outstanding as of beginning of period	11.55	20,051,297
Granted	6.30	9,407,852
Exercised	5.12	(1,039,439)
Forfeited	11.28	(2,424,167)

Outstanding as of end of period	10.92	25,995,543

Exercisable as of end of period	12.79	8,989,450

8,819,199 options were granted under the 2000 Executive Scheme. These options were issued with exercise prices equivalent to the market value on the date of grant.

182,639 options were granted under the Sharesave Scheme at a price of £3.86 (approximately $6.91). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

406,014 options were granted under the Stock Purchase Plan at a price of £4.09 (approximately $7.32). These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2003 is $6.39.

Year ended December 31, 2002	Weighted average
	exercise price	Number of
	$	shares

Outstanding as of beginning of period	10.80	16,249,844
Granted	8.49	6,179,894
Exercised	3.52	(1,940,546)
Forfeited	11.07	(437,895)

Outstanding as of end of period	11.55	20,051,297

Exercisable as of end of period	9.24	8,491,051

4,539,529 options were granted under the 2000 Executive Scheme. These options were issued with exercise prices equivalent to the market value on the date of grant.

186,052 options were granted under the Sharesave Scheme at a price of £5.02 (approximately $8.08). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

18,342 and 1,435,971 options were granted under the Stock Purchase Plan at a price of £3.19 and £5.44 (approximately $5.14 and $8.76), respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2002 is $8.91.

Year ended December 31, 2001	Weighted average
	exercise price	Number of
	$	shares

Outstanding as of beginning of period	7.83	24,790,322
Granted	17.24	4,405,089
Exercised	6.29	(11,443,831)
Forfeited	13.86	(1,501,736)

Outstanding as of end of period	10.80	16,249,844

Exercisable as of end of period	7.50	9,054,150

All options granted under the Executive Scheme, 2000 Executive Scheme and BioChem Plan were issued with exercise prices equivalent to the market value on the date of grant.

81,888 options were granted under the Sharesave Scheme at a price of £8.41 (approximately $12.24). These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

301,656, 120,819 and 6,551 options were granted under the Stock Purchase Plan at a price of £8.06, £9.10 and £9.74 (approximately $11.73, $13.24 and $14.18), respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees.

The average fair value of options granted in the year ended December 31, 2001 is $17.51.

Options outstanding as of December 31, 2003 have the following characteristics:

		Weighted	Weighted		Weighted average
Number of		average	average exercise		exercise price of
options	Exercise prices	remaining	price of options	Number of options	options
outstanding	$	life	outstanding	exercisable	exercisable

11,287	1.01 – 2.00	1.6	1.3	11,287	1.3
31,861	2.01 – 3.00	0.5	2.2	31,861	2.2
76,893	3.01 – 4.00	1.2	3.4	76,893	3.4
214,954	4.01 – 5.00	0.9	4.8	211,906	4.8
81,006	5.01 – 6.00	0.8	5.4	62,664	5.3
9,063,662	6.01 – 7.00	8.3	6.1	838,746	6.2
463,014	7.01 – 8.00	2.0	7.3	39,806	7.6
1,545,436	8.01 – 9.00	4.5	8.5	986,337	8.5
4,658,484	9.01 – 10.00	7.7	9.4	17,563	9.6
256,823	10.01 – 11.00	5.0	10.7	168,205	10.7
186,961	11.01 – 12.00	3.0	11.3	186,961	11.3
3,979,218	12.01 – 13.00	3.2	12.7	3,979,218	12.7
47,789	13.01 – 14.00	4.2	13.5	47,789	13.5
217,112	14.01 – 15.00	3.4	14.5	144,953	14.5
25,104	15.01 – 16.00	2.2	15.1	-	-
317,990	16.01 – 17.00	6.1	16.2	317,990	16.2
307,753	17.01 – 18.00	7.9	17.8	-	-
1,404,079	18.01 – 19.00	3.5	18.4	1,278,048	18.4
3,102,117	22.01 – 23.00	7.2	22.5	585,223	22.6
4,000	23.01 – 24.00	6.9	23.6	4,000	23.6

25,995,543				8,989,450

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years ended December 31, 2003 and 2002.

The 2002 results for all quarterly periods presented have been restated to reflect the OTC divestment which has been accounted for as a discontinued operation.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	$’000	$’000	$’000	$’000

Total revenues	304,517	298,988	289,442	344,154
Operating income	89,192	94,217	88,812	122,393
Net income	63,066	65,485	64,619	82,881

Earnings per share - basic	12.6c	13.1c	13.1c	16.7

Earnings per share - diluted	12.3c	12.8c	12.8c	16.3

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	$’000	$’000	$’000	$’000

Total revenues	236,982	248,084	249,720	302,512
Operating income	70,293	75,109	80,990	100,646
Net income	56,802	59,307	63,585	70,875

Earnings per share - basic	11.3c	11.8c	12.6c	14.1c

Earnings per share - diluted	10.9c	11.4c	12.1c	13.8c

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Provision charged	Costs incurred/	Ending
	balance	to income	utilization	balance
	$’000	$’000	$’000	$’000

2001:
Provision for rebates and returns	17,302	112,194	(76,668)	52,828

2002:
Provision for rebates and returns	52,828	75,900	(78,197)	50,531

2003:
Provision for rebates and returns	50,531	105,731	(88,642)	67,620

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)

Date: March 10, 2004

By: /s/ Matthew Emmens
Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James Henry Cavanaugh	Non-executive Chairman	March 10, 2004

JAMES HENRY CAVANAUGH

/s/ Matthew Emmens	Chief Executive Officer	March 10, 2004

MATTHEW EMMENS

/s/ Angus Charles Russell	Chief Financial Officer	March 10, 2004

ANGUS CHARLES RUSSELL

/s/ Joseph Wilson Totten	Group Research and Development	March 10, 2004

JOSEPH WILSON TOTTEN	Director

/s/ Barry John Price	Senior Non-executive Director	March 10, 2004

BARRY JOHN PRICE

/s/ Ronald Maurice Nordmann	Non-executive Director	March 10, 2004

RONALD MAURICE NORDMANN

/s/ James Andrew Grant	Non-executive Director	March 10, 2004

JAMES ANDREW GRANT

/s/ Robin Buchanan	Non-executive Director	March 10, 2004

ROBIN BUCHANAN

/s/ David Mackney	Group Financial Controller	March 10, 2004

DAVID MACKNEY

Exhibit Index

Number	Description

10.11	Service Agreement between Shire Pharmaceuticals Group plc and Mr Angus Russell, dated March 10, 2004.

10.12	Service Agreement between Shire Pharmaceuticals Group plc and Dr Wilson Totten, dated March 10, 2004.

10.13	Form of Amended and Restated Service Agreement between Shire Pharmaceuticals Group plc and Mr Matthew Emmens, to be dated March 12, 2004.

10.14	The Shire Pharmaceuticals 2003 Deferred Bonus Plan Rules adopted by the Company on June 12, 2003.

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002