Form 10-Q
period 2004-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2004-05-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2004

Commission File Number: 0-29630

SHIRE PHARMACEUTICALS GROUP PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham,	+44 1256 894 000
(Registrant’s telephone number, including area code)
Basingstoke, Hampshire, England, RG24 8EP
(Address of principal executive offices and zip code)

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

Yes [X]           No [  ]

As of April 30, 2004, the number of outstanding ordinary shares of the Registrant was 479,994,787.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of competitive products on Shire’s Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to the expected product approval dates of lanthanum carbonate (FOSRENOL®), methylphenidate (METHYPATCH®), anagrelide hydrochloride (XAGRID®), carbamazepine (BIPOTROL®) mesalamine (PENTASA® 500mg) and the adult indication for extended release mixed amphetamine salts (ADDERALL XR®), the implementation of Shire’s internal reorganization and other risks and uncertainties detailed from time to time in Shire’s filings, including the Annual Report filed on Form 10-K, for the year ended December 31, 2003 by Shire, with the Securities and Exchange Commission.

The following are trademarks of Shire Pharmaceuticals Group plc or its subsidiaries, which are the subject of trademark registrations in certain countries.

ADDERALL XR® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
AMATINE® (midodrine hydrochloride)
BIPOTROL ® (carbamazepine)
CALCICHEW® (calcium carbonate)
CARBATROL® (carbamazepine)
FOSRENOL® (lanthanum carbonate)
FLUVIRAL® S/F (split virion influenza vaccine)
PROAMATINE® (midodrine hydrochloride)
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties.

3TC® (trademark of GlaxoSmithKline (GSK))
COMBIVIR® (trademark of GSK)
EPIVIR® (trademark of GSK)
HEPTOVIR® (trademark of GSK)
METHYPATCH® (trademark of Noven)
PENTASA® (trademark of Ferring AS)
REMINYL® (trademark of Johnson & Johnson)
TRIZIVIR® (trademark of GSK)
ZEFFIX® (trademark of GSK)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	Notes	(Unaudited) March 31, 2004 $’000	December 31, 2003 $'000
Current assets:
Cash and cash equivalents		1,204,742	1,103,286
Restricted cash		43,129	6,795
Marketable securities		287,308	304,129
Accounts receivable, net	(4)	212,917	215,690
Inventories	(5)	50,615	45,258
Deferred tax asset		66,906	64,532
Prepaid expenses and other current assets		40,425	48,017

Total current assets		1,906,042	1,787,707

Investments	(6)	78,051	73,153
Property, plant and equipment, net		166,691	161,225
Goodwill, net		230,331	225,860
Other intangible assets, net	(7)	329,654	307,882
Other non-current assets		17,237	22,953

Total assets		2,728,006	2,578,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt		1,039	1,054
Accounts payable and accrued expenses		234,706	215,494
Other current liabilities		72,157	37,127

Total current liabilities		307,902	253,675

Long-term debt, excluding current installments	(8)	376,720	376,781
Deferred tax liability		1,624	1,400
Other non-current liabilities		37,598	23,798

Total liabilities		723,844	655,654

Shareholders’ equity:
Common stock, 5p par value; 800,000,000 shares authorized;
479,836,849 (2003: 477,894,726) shares issued and outstanding		39,699	39,521
Exchangeable shares: 5,329,695 (2003: 5,839,559) shares issued
and outstanding		246,980	270,667
Additional paid-in capital		1,009,972	983,356
Accumulated other comprehensive income		82,362	79,007
Retained earnings		625,149	550,575

Total shareholders’ equity	(10)	2,004,162	1,923,126

Total liabilities and shareholders’ equity		2,728,006	2,578,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to March 31, 2004 $’000		3 months to March 31, 2003 $’000
Revenues:
Product sales		267,274		256,353
Licensing and development		1,915		394
Royalties		56,145		47,763
Other revenues		946		7

Total revenues		326,280		304,517

Costs and expenses:
Cost of product sales		37,013		38,645
Research and development		44,505		54,598
Selling, general and administrative		135,213		122,082
Reorganization costs	(9)	3,813		-

Total operating expenses		220,544		215,325

Operating income		105,736		89,192

Interest income		4,040		5,113
Interest expense		(2,126)		(2,648)
Other expense, net		(5,122)		(3,616)

Total other expense, net		(3,208)		(1,151)

Income before income taxes and equity in earnings/(losses) of
equity method investees		102,528		88,041
Income taxes		(29,002)		(24,526)
Equity in earnings/(losses) of equity method investees		1,048		(449)

Net income		74,574		63,066

	Notes	3 months to March 31, 2004		3 months to March 31, 2003

Earnings per share:	(3)
Basic		15.0	c	12.6	c
Diluted		14.6	c	12.3	c

Weighted average number of shares:
Basic		495,718,205		501,989,884
Diluted		518,119,910		522,547,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000
Net income	74,574	63,066

Other comprehensive income/(loss):
Foreign currency translation adjustments	783	15,723
Unrealized holding gain/(loss) on available for sale securities, net of tax	2,572	(5,786)

Comprehensive income	77,929	73,003

The components of accumulated other comprehensive income/(loss) as at March 31, 2004 and December 31, 2003, are as follows:

	March 31, 2004 $’000	December 31, 2003 $’000
Foreign currency translation adjustments	72,204	71,421
Unrealized holding gain on available for sale securities, net of tax	10,158	7,586

Accumulated other comprehensive income	82,362	79,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	74,574	63,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,594	11,661
Increase in provision for doubtful accounts and discounts	609	133
Increase/(decrease) in provision for rebates and returns	5,282	(3,989)
Stock option compensation	-	(24)
Increase in deferred tax asset	(2,150)	(11,170)
Write-down of long-term investments	7,214	3,973
Equity in (earnings)/ losses of equity method investees	(1,048)	449
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	2,066	(1,033)
Increase in inventory	(5,115)	(2,781)
Decrease/(increase) in prepayments and other current assets	6,853	(554)
Decrease in assets held for re-sale	396	-
Decrease in other assets	5,716	1,440
Increase in accounts and notes payable and other liabilities	23,450	21,460
Decrease in deferred revenue	(551)	-

Net cash provided by operating activities	130,890	82,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term deposits	16,821	67,623
Purchase of long-term investments	(712)	(1,475)
Purchase of property, plant and equipment	(12,066)	(13,613)
Proceeds from sale of long-term investments	220	-
Movements in restricted cash	(36,334)	-

Net cash (used in)/provided by investing activities	(32,071)	52,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital leases	(76)	(63)
Proceeds from exercise of options	3,108	911

Net cash provided by financing activities	3,032	848

Effect of foreign exchange rate changes on cash and cash equivalents	(395)	7,736

Net increase in cash and cash equivalents	101,456	143,750
Cash and cash equivalents at beginning of period	1,103,286	897,718

Cash and cash equivalents at end of period	1,204,742	1,041,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a) Description of Operations

Shire Pharmaceuticals Group plc (Shire) and its subsidiaries (collectively referred to as the Company or the Group) is a global pharmaceutical company with a strategic focus on meeting the needs of the specialist physician. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians.

The Company is focused on the development of late stage projects and marketed products in the areas of central nervous system (CNS), gastrointestinal (GI) and renal.

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

Following a strategic review in 2003, the Company announced its new business model in July 2003. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible. As part of this strategy the Company has developed a plan to achieve closer interaction between development, marketing and sales.

The strategic review thoroughly evaluated the Group’s R&D pipeline and refocused resources on a number of projects, of which two are currently in Phase III and two in Phase II of development. This approach aims to deliver the combined benefit of increased returns and lower risks. Whilst Shire has refocused its R&D efforts to concentrate on areas where it has a commercial presence, it will be flexible in adding new therapeutic areas if appropriate product acquisition opportunities arise.

As a consequence of the change in strategy, the Company has announced:

  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003;

  A North American site consolidation which commenced in 2004; and

  The agreement to sell the Company’s Biologics (vaccines) business to ID Biomedical Corporation (IDB). The agreement is subject to various conditions including, Canadian anti-trust approval and consents under various Canadian Government contracts.

During the three months to March 31, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK. There are currently elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The current estimated cost of $50 to $60million is shown in more detail in Note 9.

There are inherent risks associated with any significant organizational change, including the possibility of disruption to the Company's business or the loss of key personnel. Although, a project team has been set up to actively manage the process and the associated risks, delays to R&D projects, failure to attain sales targets or other disruption to the business could occur as a result of the reorganization.

The Company’s principal source of revenues include:

  in the US, ADDERALL XR for the treatment of ADHD, AGRYLIN for the treatment of elevated blood platelets, PENTASA for the treatment of ulcerative colitis and CARBATROL for the treatment of epilepsy. In addition, the Company receives royalties on sales of REMINYL for the treatment of alzheimer’s disease, marketed by Janssen Pharmaceutica NV (Janssen), and on EPIVIR, COMBIVIR and TRIZIVIR for the treatment of HIV/AIDS, marketed by GSK;

  in the UK and the Republic of Ireland, the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was co-promoted with Janssen-Cilag until March 31, 2004. On March 31, 2004, the Company acquired from Janssen the exclusive commercialization rights to REMINYL in the UK and Ireland;

  in Canada, 3TC for the treatment of HIV/AIDS, COMBIVIR and HEPTOVIR for the treatment of hepatitis (all marketed in partnership with GSK), AMATINE for the treatment of symptomatic orthostatic hypotension and FLUVIRAL S/F, a vaccine for the prevention of influenza. FLUVIRAL forms part of the vaccines business and will cease to be part of Shire’s product portfolio following its anticipated disposal to IDB.

  in the Rest of the World, royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL, marketed by Johnson & Johnson.

The Company has a number of projects in the later stages of development and in registration for marketing approval, including:

  FOSRENOL for the treatment of high blood phosphate levels associated with end-stage renal disease. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001, and a New Drug Application with the US Food and Drug Administration (FDA) on April 30, 2002. The Company received an approvable letter from the FDA, as announced on March 3, 2003, and received its first European approval from Reference Member State Sweden, on March 19, 2004. The next step by the FDA for FOSRENOL is anticipated by mid-year 2004;

  XAGRID (trade name of AGRYLIN in the EU) for the treatment of elevated blood platelets. On July 25, 2003, the Company received a positive opinion from the European Committee for Proprietary Medicinal Products (CPMP) for XAGRID. An extended review process is underway within the CPMP in considering the issuance of licenses under the Orphan Drug designation. The next anticipated step of the CPMP on this issue is mid-year 2004;

  Adult indication for ADDERALL XR. The Company received an approvable letter from the FDA on October 20, 2003, for the treatment of adult ADHD. Responses have been filed to the questions raised in the approvable letter and the next action date by the FDA on this response is expected mid-year 2004;

  METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. Shire and Noven are to undertake further clinical investigations to assist the FDA in addressing the questions raised in their ‘Not Approvable’ letter issued on April 28, 2003;

  BIPOTROL for bipolar disorder. In February 2004 Shire filed a New Drug Application with the US FDA for this indication;

  PENTASA 500mg for the treatment of ulcerative colitis. In March 2004 Shire filed a New Drug Application with the FDA for this indication;

  SPD503 (guanfacine) for ADHD, which is in Phase III clinical trials; and

  SPD476 for ulcerative colitis, which is in Phase III clinical trials.

b) Basis of Presentation

These interim financial statements, which include the operations of the Company, and the financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

The December 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2003.

c) Employee stock plans

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

At March 31, 2004, the Company had seven stock-based employee compensation plans, which are described more fully in the Company’s 2003 Form 10-K.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

3 months to March 31,
	2004 $’000		2003 $’000
Net income, as reported	74,574		63,066
Add:
Stock-based employee compensation credit included in reported net
income, net of related tax effects	-		(24)
Deduct:
Total stock-based employee compensation expense determined under fair
value based method for all awards	(8,880)		(7,772)

Pro forma net income	65,694		55,270

Earnings per share
Basic – as reported	15.0	c	12.6	c
Basic – pro forma	13.3	c	11.0	c
Diluted – as reported	14.6	c	12.3	c
Diluted – pro forma	13.0	c	10.9	c

d) Accounting Pronouncements adopted during the period

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R or the Interpretation). FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN 46R (a) clarified some requirements of the original FIN 46 issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period that ends after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered

“special purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46R had no impact on the Company.

e) New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004.

2. Analysis of revenue, operating income and reportable segments

The Company has disclosed segment information for the individual reporting segments of the business, based on the way in which the business is managed and controlled. The Company’s principal reporting segments are by operational function, each being managed and monitored separately and each serving different markets. The Company evaluates performance based on operating income. The Company does not have inter-segment transactions.

The US segment represents Shire’s commercial operations in the United States and the International segment represents the commercial operations in the Rest of the World. The Biologics segment represents the vaccine operations in Canada and the research and development center in the United States. The R&D segment represents all research and development costs incurred by the Company throughout the world. Corporate represents the royalty business that is managed at the corporate office and certain costs that are managed at the corporate office and not allocated to the other segments.

3 months to March 31, 2004	US $’000	International $’000	Biologics $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	223,296	41,262	2,716	-	-	267,274
Licensing and development	1,884	31	-	-	-	1,915
Royalties	-	2,798	-	53,347	-	56,145
Other revenues	723	223	-	-	-	946

Total revenues	225,903	44,314	2,716	53,347	-	326,280

Cost of product sales	21,760	13,285	1,968	-	-	37,013
Research and development	-	-	-	-	44,505	44,505
Selling, general and administrative	77,195	23,762	3,124	17,538	-	121,619
Depreciation and amortization (1)	9,951	2,454	1,090	99	-	13,594
Reorganization costs	2,861	-	-	61	891	3,813

Total operating expenses	111,767	39,501	6,182	17,698	45,396	220,544

Operating income/(loss)	114,136	4,813	(3,466)	35,649	(45,396)	105,736

Total assets (2)	838,546	460,527	25,046	1,342,904	60,983	2,728,006
Long-lived assets (2)	251,914	250,013	23,753	249,457	46,827	821,964
Capital expenditure on long-lived assets	3,985	5,393	-	2,578	822	12,778

(1) Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

(2) Total assets and long-lived assets in the Biologics segment relate to the research and development center in the US.

3 months to March 31, 2003	US $’000	International $’000	Biologics $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	219,963	35,691	699	-	-	256,353
Licensing and development	394	-	-	-	-	394
Royalties	-	2,199	-	45,564	-	47,763
Other revenues	7	-	-	-	-	7

Total revenues	220,364	37,890	699	45,564	-	304,517

Cost of product sales	26,372	11,646	627	-	-	38,645
Research and development	-	-	-	-	54,598	54,598
Selling, general and administrative (1)	69,685	19,157	2,252	19,327	-	110,421
Depreciation and amortization (2)	7,325	2,365	1,149	822	-	11,661

Total operating expenses	103,382	33,168	4,028	20,149	54,598	215,325

Operating income/(loss)	116,982	4,722	(3,329)	25,415	(54,598)	89,192

Total assets (3)	832,687	459,997	23,162	938,956	46,138	2,300,940
Long-lived assets (3)	253,805	203,214	22,582	232,521	38,445	750,567
Capital expenditure on long-lived assets	-	1,475	-	13,613	-	15,088

(1) Included within the selling, general and administrative costs for the Corporate segment for the three months to March 31, 2003 is $7.2 million in respect of the former Chief Executive’s departure.

(2) Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

(3) Total assets and long-lived assets in the Biologics segment relate to the research and development center in the US.

3. Earnings per share

Basic earnings per share is computed by dividing consolidated net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period.

Diluted earnings per share is computed by dividing consolidated net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period, adjusted for the potentially dilutive ordinary shares that were outstanding during the period.

Stock options to purchase approximately 10.3 million ordinary shares for the 3 months to March 31, 2004 (2003 18.6 million) were not dilutive and were therefore not included in the computation of diluted earnings per share.

Warrants to purchase approximately 1.4 million ordinary shares for the 3 months to March 31, 2003 were not dilutive and were therefore not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

3 months to March 31,	2004 $’000		2003 $’000
Numerator for basic earnings per share	74,574		63,066
Interest charged on convertible debt, net of tax	1,296		1,381

Numerator for diluted earnings per share	75,870		64,447

Weighted average number of shares:	No. of shares		No. of shares

Basic	495,718,205		501,989,884
Effect of dilutive shares:
Stock options	3,899,118		709,269
Warrants	132,023		-
Convertible debt	18,370,564		19,848,000

Diluted	518,119,910		522,547,153

Basic earnings per share	15.0	c	12.6	c

Diluted earnings per share	14.6	c	12.3	c

4. Accounts receivable, net

	March 31,		December 31,
	2004		2003
	$’000		$'000

Trade receivables, net	206,396		208,893
Research and development contracts	6,011		5,151
Other receivables	510		1,646

	212,917		215,690

Included within research and development contracts receivable are amounts due in respect of an agreement with the Canadian Government, Technology Partnerships Canada (TPC), under which a contribution is made towards certain eligible research and development costs incurred by Shire’s Canadian subsidiary, Shire BioChem Inc. This was $4.1 million at March 31, 2004 (December 31, 2003: $3.4 million).

Trade receivables are stated net of a provision for doubtful accounts and discounts of $8.5 million at March 31, 2004 (March 31, 2003: $4.7 million).

	2004 $’000	2003 $’000
As at January 1	7,853	4,585
Provision charged to income	9,626	11,162
Provision utilization	(9,017)	(11,029)

As at March 31	8,462	4,718

5. Inventories

	March 31, 2004 $000	December 31, 2003 $’000

Finished goods	25,492	28,356
Work-in-process	17,504	10,104
Raw materials	7,619	6,798

	50,615	45,258

6. Investments

	March 31, 2004 $000	December 31, 2003 $’000

Investments in private companies	40,626	46,068
Investments in public companies	31,402	22,057
Equity method investments	6,023	5,028

	78,051	73,153

Throughout the year the Company assesses the carrying value of its investments for decreases in fair value and other-than-temporary impairments. Upon completion of this assessment, the Company wrote-off $7.2 million of investments during the three months to March 31, 2004 (March 31, 2003: $4.0 million). This has been reflected in other expense net, in the consolidated statement of operations.

At December 31, 2003, Shire held an investment in a private company that was entering the later stages of an Initial Public Offering (IPO). At December 31, 2003 the anticipated flotation price was used to value the investment. On March 25, 2004, this private company gained its listing, but the initial listing price was below the anticipated flotation price used at December 31, 2003. As a result, Shire recorded an impairment of $4.2 million to decrease the value of the investment to the initial IPO price. Any changes in the fair value since that date are recorded in other comprehensive income. The Company wrote-off additional investments in private companies of $3.0 million based on changes in the estimates of their carrying value.

7. Other intangible assets, net

	March 31, 2004 $000	December 31, 2003 $’000

Intellectual property rights acquired	500,011	469,137
Less: Accumulated amortization	(170,357)	(161,255)

	329,654	307,882

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at March 31, 2004 will be approximately $45 million for each of the five years to March 31, 2009. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

8. Long-term debt, excluding current installments

During the three months to March 31, 2004 the Company did not issue debt or make any debt repayments, other than in respect of capital leases.

During the three months to March 31, 2003 the Company repurchased $14.0 million of the $400.0 million 2% guaranteed convertible notes due 2011, recording a gain of $0.5 million.

9. Reorganizations and closures

(a) Reorganization

As discussed in Note 1, and following the appointment of Matthew Emmens as Chief Executive Officer, the Group has been through a strategic review.

As part of this strategic review the Company has developed a plan to achieve closer interaction between development, marketing and sales. This plan requires a variety of actions by the Company, the most significant of which is the consolidation of the North American sites from fourteen sites to four, including the opening of a new US headquarters office, in Wayne, Pennsylvania. There are currently elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The cost of the reorganization is currently estimated to be $50 to $60 million and is expected to be completed towards the end of 2005. The main types of costs that will be incurred are as follows:

  The severance of employees;
  Retention payments to key employees;
  The relocation of employees;
  Lease termination costs; and
  Other incremental costs associated with the site closures, such as legal, consultancy and duplicate facilities.

As of March 31, 2004 the Company has agreed severance packages with employees at one of its locations and continues to communicate with employees at its other locations where site closure will occur. The Company estimates that the first site will close towards the end of 2004.

The following table presents the cost of the reorganization recorded to date and the total estimated costs, for the reorganization which will be incurred in 2004 and 2005.

	Costs incurred in 3 months to March 31, 2004 $m	Total costs incurred to March 31, 2004 $m	Total estimated costs $m

Employee severance	2.4	2.4	15-20
Relocation costs	0.7	0.7	10-15
Lease termination costs	-	-	10-15
Other costs	0.7	0.7	15-20

	3.8	3.8	50-60

The costs have been reflected within reorganization costs in the statement of operations and within the reporting segments as follows:

Allocation between segments	R&D $m	US $m	Corporate $m	Total $m

Employee severance	0.4	2.0	-	2.4
Relocation costs	0.5	0.2	-	0.7
Other costs	-	0.6	0.1	0.7

	0.9	2.8	0.1	3.8

In addition to the costs of the reorganization, it is anticipated that additional taxes will be paid as part of the site consolidation plan and the move to Pennsylvania. The Company has estimated that the additional taxes will be approximately $10 million for 2004. These tax costs together with the costs associated with the reorganization actions to be taken in 2004, have been estimated to be $55 million.

As noted above, certain of the costs associated with the reorganization will be incurred in subsequent periods. The following provides a reconciliation of the liability that has been recorded as of March 31, 2004.

	Opening liability $m	Costs recorded in 3 months to March 31, 2004 $m	Utilization in 3 months to March 31, 2004 $m	Closing liability $m

Employee severance	–	2.4	(0.1)	2.3
Relocation costs	–	0.7	(0.6)	0.1
Other costs	–	0.7	(0.3)	0.4

	–	3.8	(1.0)	2.8

(b) Closure of Lead Optimization

On July 31, 2003, Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure resulted in:

  The severance of 134 Lead Optimization employees. As of March 31, 2004, all employees had left the Company. Severance payments are being made to the former employees over a fifteen month period, as required by local regulations;

  A $6.0 million write-off of associated tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for research and development and have no alternative use; and

  The cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs have been reflected in the statement of operations in the year ended December 31, 2003 and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D $’000	SG&A $’000	R&D $’000	International $’000

Employee severance	6,425	–	6,425	–
Write-off of tangible fixed assets	–	6,026	–	6,026
Other costs	800	–	800	–

	7,225	6,026	7,225	6,026

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following table provides a reconciliation of the liability that has been recorded as of March 31, 2004.

	Opening liability $’000	Costs recorded in 3 months to March 31, 2004 $’000	Utilization in 3 months to March 31, 2004 $’000	Closing liability $’000

Employee severance	3,452	84	(1,962)	1,574
Other costs	325	9	(21)	313

	3,777	93	(1,983)	1,887

10. Consolidated statement of changes in shareholders’ equity

	Common Stock Amount $’000	Common Stock No. of shares 000’s	Exchange - able shares Amount $’000	Exchange -able shares No. of Shares 000’s	Additional paid-in capital $’000	Retained earnings $’000	Accumu- lated other compre- hensive (losses)/ income $’000	Total share- holders’ equity $’000

As at January 1, 2004	39,521	477,895	270,667	5,840	983,356	550,575	79,007	1,923,126
Net income	–	–	–	–	–	74,574	–	74,574
Foreign currency translation	–	–	–	–	–	–	783	783
Exchange of exchangeable
shares	141	1,530	(23,687)	(510)	23,546	–	–	–
Options exercised	37	412	–	–	3,070	–	–	3,107
Unrealized gain on
investments	–	–	–	–	–	–	2,572	2,572

As at March 31, 2004	39,699	479,837	246,980	5,330	1,009,972	625,149	82,362	2,004,162

Each exchangeable share is exchangeable into 3 ordinary shares.

11. Commitments and contingent liabilities
(a) Leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease expense under these commitments was approximately $3.4 million for the three months to March 31, 2004. Expense related to operating leases is recognized on a straight-line basis over the life of the lease.

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements at March 31, 2004:

	Operating leases $’000	Capital lease $’000

2004	8,943	206
2005	9,080	254
2006	8,559	254
2007	7,181	272
2008	6,307	294
2009	8,418	294
Thereafter	31,242	4,438

	79,730	6,012

Less: amount representing fixed executory costs, including
interest, included in future minimum lease payments		–

Total capital lease obligation		6,012
Less: current portion of capital lease obligation		(271)

Non-current portion of capital lease obligation		5,741

Shire acts as guarantor in respect of the building lease entered into by its wholly owned subsidiary, Shire US Manufacturing Inc. In addition, as at March 31, 2004 the Company had $5.3 million of restricted cash held as collateral for certain equipment leases.

During the three months to March 31, 2004 Shire signed an eleven-year lease on a property in Wayne. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

(b) Letters of credit

As of March 31, 2004, the Company had the following letters of credit outstanding:

(i) An irrevocable standby letter of credit with Fifth Third Bank to Allfirst Bank in the amount of $10.0 million related to the bonds that were used to finance the construction of Shire’s US manufacturing facility at Owings Mills, Maryland;

(ii) An irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims; and

(iii) An irrevocable standby letter of credit of $18.6 million (CAN$24.5 million) that represented the Company's Canadian subsidiary’s obligations with respect to the establishment of influenza pandemic readiness in Canada at March 31, 2004.

The Company has restricted cash of $42.8million, as required by these letters of credit.

(c) Commitments

(i) The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $44.8 million (December 31, 2003: $44.8 million). As of March 31, 2004 an amount of $37.5 million (December 31, 2003: $36.8 million) has been subscribed, leaving an outstanding commitment of $7.3 million (December 31, 2003: $8.0 million).

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

The Company is committed to approximately $13.7 million (CAN$18.0 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The Government has agreed to reimburse the Company $10.3 million (CAN$13.5 million). At the end of the contract, the Company is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

As a condition of the Pandemic contract, Shire Biochem, a wholly owned subsidiary, entered into an irrevocable standby letter of credit of $18.6 million (CAN$24.5 million). The standby letter of credit is collateralized by an equivalent amount of cash.

In addition, under another GOC contract, Biologics is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

(iii) Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $37.1 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

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

The TPC agreed to a total contribution not to exceed $60.9 million (CAN$80.0 million). Such contribution is repayable to the TPC in the form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

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

The commitments disclosed in (ii), (iii) and (iv) above, will be transferred to ID Biomedical Corporation as part of the disposal of the vaccines business (see note 12, subsequent events for further details).

(v) METHYPATCH

In connection with the Company’s purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product. These payments could total $75 million.

(vi) DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain milestone payments if no generic events occur for certain products purchased. The milestone payments could reach an amount up to $3.0 million (CAN$4 million) if no generic events have occurred for those products by January 22, 2007.

(vii) FOSRENOL patent rights

In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US and $7.0 million when it is approved in the relevant European countries. As Shire will own the patents it will have no obligation to make royalty payments.

The agreement also provides Shire with a twelve-month option to purchase the Japanese patent for $6.0 million to be paid upon receipt of regulatory approval of FOSRENOL in Japan. On the exercise of the option, Shire’s royalty obligations to AnorMED for FOSRENOL sales in Japan also cease. If the option is not exercised AnorMED will continue to be entitled to royalties in respect of sales of FOSRENOL in Japan.

(d) Legal proceedings

(i) General

The Company accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.

(ii) Specific

There are various legal proceedings brought by and against the Company. There are no material updates to those proceedings discussed in the Company’s Form 10-K for 2003 since the filing of the Form 10-K. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company’s results and financial position.

12. Subsequent events

As announced in the prior year, Shire has been negotiating with the GOC, primarily in relation to the closure of the Lead Optimization business that occurred in August 2003 and the sale of the vaccines business. On April 8, 2004 Shire announced the conclusion of these negotiations and subsequently entered into the following agreements.

(i) ViroChem Pharma Inc (ViroChem)

On April 8, 2004 Shire announced that it had contributed cash of $3.8 million (CAN$5.0 million), equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem in return for a 14% interest. Further to this agreement, Shire and ViroChem’s other investors have commitments to subscribe for future shares in ViroChem. Shire’s commitment is $7.6 million (CAN$10.0 million).

(ii) ID Biomedical Corporation (IDB)

On April 19, 2004, Shire entered into an agreement to sell its vaccines business to IDB, a Canadian-based biotechnology company. The conditions precedent to this transaction include the obtaining of Canadian anti-trust approval and various consents under various Canadian Government contracts. The Company expects the transaction to close before June 30, 2004. However, if the transaction closes after this date, IDB will reimburse Shire at completion for the net cost of operating the vaccines business from June 30, 2004.

The total consideration is $120 million of which $60 million will be received in cash in two equal installments, one at closing and the other on the first anniversary of completion of the transaction. The remaining $60 million will be received in common shares of IDB, or in cash at the discretion of IDB, at closing. If IDB completes one or more share offerings within 22 months of closing, Shire has the option to exchange its shares for $60 million of cash.

As part of the transaction Shire will enter into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following closing. This facility can be used by IDB to fund development of injectable flu and pipeline products within the vaccines business acquired from Shire. This loan will be segregated into two components; loans for injectable flu development and loans for pipeline development (the latter of which is limited to drawing of up to $70 million). The loans are repayable out of income generated by IDB on future non-Canadian injectable flu and pipeline products developed using the $100 million, subject to minimum repayments on the injectable flu loan of $30 million of principal, by 2017.

The Company anticipates recording a loss on disposition of approximately $45 million based on the proceeds listed above. This loss includes the recognition of a liability for the $70 million loan for pipeline development as any repayment is based on future income, which is not probable and cannot be estimated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Overview to the three months to March 31, 2004.

Reorganization

Following a strategic review in 2003, the Company announced its new business model in July 2003. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible. As part of this strategy the Company has developed a plan to achieve closer interaction between development, marketing and sales.

The strategic review thoroughly evaluated the Group’s R&D pipeline and refocused resources on a number of projects, of which two are currently in Phase III and two in Phase II of development. This approach aims to deliver the combined benefit of increased returns and lower risks. Whilst Shire has refocused its R&D efforts to concentrate on areas where it has a commercial presence, it will be flexible in adding new therapeutic areas if appropriate product acquisition opportunities arise.

As a consequence of the change in strategy, the Company has announced:

  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003;

  A North American site consolidation which commend in 2004; and

  The agreement to sell the Company’s Biologics (vaccines) business to ID Biomedical Corporation (IDB). The agreement is subject to various conditions including, Canadian anti-trust approval and consents under various Canadian Government contracts.

During the three months to March 31, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters in Wayne, Pennsylvania. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK. There are currently elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The current estimated costs of $50 to $60 million is shown in more detail in Note 9 to the consolidated financial statements.

There are inherent risks associated with any significant organizational change, including the possibility of disruption to the Company's business or the loss of key personnel. Although, a project team has been set up to actively manage the process and the associated risks, delays to R&D projects, failure to attain sales targets or other disruption to the business could occur as a result of the reorganization.

FOSRENOL
On March 31, 2004 the Company purchased the rights to the global patents, excluding Japan, for FOSRENOL from AnorMED for consideration of up to $31.0 million. On March 24, 2004 Shire announced that the Swedish authorities have granted the first European regulatory approval for FOSRENOL, a new medicine, which helps control phosphate levels in patients who require daily dialysis for severe kidney disease. Sweden will be the reference member state in the EU Mutual Recognition Procedure for FOSRENOL.

Recent developments

As announced in the prior year, Shire has been negotiating with the GOC, primarily in relation to the closure of the Lead Optimization business that occurred in August 2003 and the sale of the vaccines business. On April 8, 2004 Shire announced the conclusion of these negotiations and subsequently entered in to the following agreements.

ViroChem Pharma Inc (ViroChem)

On April 8, 2004, Shire announced that it had contributed cash of $3.8 million (CAN$5.0 million), equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem, in return for a 14% interest. Further to this agreement, Shire and ViroChem’s other investors have commitments to subscribe for future shares in ViroChem. Shire’s commitment is $7.6 million (CAN$ 10.0 million).

ID Biomedical Corporation (IDB)

On April 19, 2004, Shire entered into an agreement to sell its vaccines business to IDB, a Canadian-based biotechnology company. The conditions precedent to this transaction include the obtaining of Canadian anti-trust approval and various consents under various Canadian Government contracts. The Company expects the transaction to close before June 30, 2004. However if the transaction closes after this date, IDB will reimburse Shire at completion for the net cost of operating the vaccines business from June 30, 2004.

The total consideration is $120 million of which $60 million will be received in cash in two equal installments, one at closing and the other on the first anniversary of completion of the transaction. The remaining $60 million will be received in common shares of IDB, or in cash at the discretion of IDB, at closing. If IDB completes one or more share offerings within 22 months of closing, Shire has the ability to exchange its shares for $60 million of cash.

As part of the transaction Shire will enter in to an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the next four years following closing. This facility can be used by IDB to fund development of injectable flu and pipeline products within the vaccines business acquired from Shire. This loan will be segregated into two components; loans for injectable flu development and loans for pipeline development (the latter of which is limited to drawings of $70 million). The loans are repayable out of income generated by IDB on future non-Canadian injectable flu and pipeline products developed using the $100million, subject to minimum repayments on the injectable flu loan of $30 million of principal by 2017.

The Company anticipates recording a loss on disposition of approximately $45 million, based on the proceeds listed above. This loss includes the recognition of a liability for the $70 million of funding as any repayment is based on future sales, which are not probable and cannot be estimated.

Results of operations for the three months to March 31, 2004 and 2003

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000	Change %

Product sales	267,274	256,353	+4%
Licensing and development	1,915	394	+386%
Royalties	56,145	47,763	+18%
Other	946	7	n/a

Total	326,280	304,517	+7%

Product sales
For the three months to March 31, 2004, product sales increased $10.9 million (4%) to $267.3 million (2003: $256.4 million) and represented 82% of total revenues (2003: 84%). The following table provides an analysis of the Company’s key product sales:

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	139,462	115,163	+21%	+21%
AGRYLIN	38,300	39,674	-3%	+3%
PENTASA	27,247	29,719	-8%	+3%
CARBATROL	15,785	9,421	+68%	+15%
Others	46,480	62,376	-25%	n/a

	267,274	256,353	+4%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, March 2004. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR
Sales of ADDERALL XR for the 3 months to March 31, 2004 were $139.5 million, an increase of 21% compared to prior year (2003: $115.2 million).

US prescriptions were up 21% over the same period, due primarily to a 22% increase in the total US ADHD market.

ADDERALL XR maintained its 23% share of the total US ADHD market in March 2004 (March 2003: 23%), despite increased competition within the market.

Sales growth was in line with prescription volume growth. Price rises in April and November 2003 were offset by modest adjustments in customer inventory levels and higher rates of contractual discounting.

The Company’s extended release “once daily” ADDERALL XR, is covered by two US patents. During 2003 the Company was notified that Barr Laboratories Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiration date of the Company’s two US patents and alleging that one patent is invalid and one is not infringed by Barr’s mixed amphetamine salt product. The Company has filed two lawsuits against Barr seeking a ruling that Barr’s product infringes both of the Company’s US patents.

The Company was also notified in November 2003 that Impax Laboratories Inc. (Impax) has submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR prior to the expiry of the Company’s two US patents and alleging that the patents are not infringed by Impax’s mixed amphetamine salt product. In December 2003, the Company filed a lawsuit against Impax seeking a ruling that Impax’s product infringes the Company’s two US patents.

AGRYLIN
Worldwide sales of AGRYLIN for the three months to March 31, 2004 were $38.3 million, a decrease of 3% compared to the prior year (2003: $39.7 million).

The decrease was driven by an 11% decrease in US revenues being offset by a 20% increase in revenues outside the US market, where AGRYLIN is currently available on a named patient basis.

US prescription volumes were up 3% over the same period.

A significant proportion of the sales outside the US market is driven by favorable movements in foreign exchange rates.

The sales growth in the US is below prescription growth due to significant customer stocking in the three months to March 31, 2003.

AGRYLIN had a 27% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in March 2004 (March 2003: 27%).

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. A pediatric exclusivity process is underway with the FDA, which is expected to extend the existing exclusivity to mid-September 2004, after which time it is expected to face generic competition. In waiting for the FDA’s formal response, Shire was granted a “de facto” extension to its orphan drug exclusivity. The expected launch of XAGRID in the EU, in the second half of 2004, will continue to drive growth from markets outside the US.

PENTASA
Sales of PENTASA for the three months to March 31, 2004 were $27.2 million, a decrease of 8% compared to prior year (2003: $29.7 million).

US prescription volumes were up 3% over the same period.

The sales growth for the three months to March 31, 2004 is below prescription growth due to significant customer stocking that occurred in the three months to March 31, 2003.

PENTASA had a 17% share of the total US oral mesalamine/olsalazine prescription market in March 2004 (March 2003: 17%).

CARBATROL
Sales of CARBATROL for the three months to March 31, 2004 were $15.8 million, an increase of 68% compared to prior year (2003: $9.4 million).

US prescription volumes were up 15% over the same period, due to the impact of promotional efforts.

Pricing increases combined with favorable movements in customer inventory levels (estimated to be $3.0 million) contributed to the revenue growth between quarters.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in March 2004, compared with 36% in March 2003.

In August 2003, the Company received notification that Nostrum Pharmaceuticals Inc. (Nostrum) had submitted an ANDA to market its generic version of the 300mg strength of CARBATROL prior to the expiry of the Company’s US patents for CARBATROL. In September 2003, Shire filed a lawsuit against Nostrum seeking a ruling that Nostrum’s ANDA infringed the Company’s patents.

Product sales by operating segment
The following table presents the product sales of the Company by operating segment:

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000	change %

US	223,296	219,963	+2%
International	41,262	35,691	+16%
Biologics	2,716	699	+289%

Total product sales	267,274	256,353	+4%

Of the Company’s five reportable operating segments, only three generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 84% in the three months to March 31, 2004 (2003: 86%). The 16% product sales growth in the International market was primarily driven by favorable movements in foreign exchange rates, in addition to growth of AGRYLIN ($1.7 million) and CALCICHEW ($2.8 million).

Royalties
Royalty revenue increased 18% to $56.1 million for the three months to March 31, 2004 (2003: $47.8 million). The following table provides an analysis of Shire’s royalty income:

	3 months to March 31, 2004 $’000	3 months to March 31, 2003 $’000	change %

3TC	38,166	34,139	+12%
ZEFFIX	6,338	6,399	-1%
Others	11,641	7,225	+61%

Total	56,145	47,763	+18%

3TC
Royalties from 3TC for the three months to March 31, 2004 were $38.2 million, an increase of 12% compared to the three months to March 31, 2003 ($34.1 million). This was primarily due to the impact of foreign exchange movements but also continued growth in the nucleoside analogue market for HIV.

For 3TC, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the three months to March 31, 2004 were $289 million, an increase of 8% compared to the three months to March 31, 2003 ($267 million).

ZEFFIX
Royalties from ZEFFIX for the three months to March 31, 2004 were $6.3 million, a decrease of 1% compared to the three months to March 31, 2003 ($6.4 million). Foreign exchange movements and weaker sales in Asia Pacific have adversely impacted the quarter on quarter performance. However, the product continues to show strong growth in China and Japan.

For ZEFFIX, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the three months to March 31, 2004, were $55 million, an increase of 12% compared to the three months to March 31, 2003 ($49 million).

Other
Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Johnson & Johnson (J&J), with the exception of the United Kingdom where a commercialization partnership with J&J existed for the three months to March 31, 2004. With effect from March 31, 2004, the Company acquired the exclusive commercialization rights to REMINYL in the UK and Ireland.

Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Cost of product sales
For the three months to March 31, 2004, the cost of product sales amounted to 14% of product sales (2003: 15%). The decrease is driven by a change in the product mix, with more income coming from higher margin products.

Research and development (R&D)
R&D expenditure decreased from $54.6 million in the three months to March 31, 2003 to $44.5 million in the three months to March 31, 2004. Expressed as a percentage of total revenues, R&D expenditure was 14% (2003: 18%). This expenditure is below normal levels partially due to the phasing of project spend; however, it is anticipated that R&D expenditure will return to higher levels (16-17% of revenues) for the full year, excluding any new costs arising from in-licensing transactions.

Selling, general and administrative
Selling, general and administrative expenses, excluding depreciation and amortization, increased from $110.4 million in the three months to March 31, 2003 to $121.6 million in the three months to March 31, 2004, an increase of 10%. As a percentage of product sales, these expenses were 46% (2003: 43%).

The increase in expenditure relates to additional advertising and promotional spend on ADDERALL XR, together with the adverse impact of exchange rate movements.

The depreciation charge for the three months to March 31, 2004 was $4.5 million, an increase of $0.8 million compared to the three months to March 31, 2003.

The amortization charge for the three months to March 31, 2004 was $9.1 million, an increase of $1.1 million compared to the three months to March 31, 2003. The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products.

Reorganization costs
During the three months to March 31, 2004 the Company incurred costs of $3.8 million in relation to the reorganization of the business announced earlier this year. These primarily relate to employee severance costs. For further information see the Liquidity and Capital resources section of this Form 10-Q.

Interest income and expense
For the three months to March 31, 2004, the Company received interest income of $4.0 million (2003: $5.1 million). The decrease is due to the reduction in interest rates more than offsetting the benefit of the increased cash balances.

Interest expense decreased from $2.6 million in the three months to March 31, 2003 to $2.1 million in 2004, as a result of the partial buy back of the convertible notes in the second quarter of 2003.

Other expense, net
For the three months to March 31, 2004, other expense totaled $5.1 million (2003: $3.6 million). In 2004 and 2003, other expense, net was primarily attributable to the write-downs of certain portfolio investments.

Taxation
The effective rate of tax for the three months to March 31, 2004 was 28% (2003: 28%). At March 31, 2004, net deferred tax assets of $65.3 million were recognized (December 31, 2003: $63.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in earnings/(losses) of equity method investees
During the three months to March 31, 2004 the Company received $1.0 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2003: $0.7 million). In the three months to March 31, 2003, a loss of $1.1 million was incurred representing a 50% share of the losses in Qualia Computing Inc. The Company sold its interest in Qualia Computing Inc. to iCAD Inc. in the fourth quarter of 2003.

Liquidity and capital resources
The Company has financed its activities since inception through private and public offerings of equity securities, the issuance of loan notes and convertible loan notes, cash generated from operational activities and the proceeds of disposals.

The Company’s funding requirements depend on a number of factors, including its product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products and the continuing revenues generated from sales of Shire’s key products.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at March 31, 2004 and December 31, 2003:

	March 31, 2004 $’000	December 31, 2003 $’000

Cash and cash equivalents	1,204,742	1,103,286
Restricted cash	43,129	6,795
Marketable securities	287,308	304,129

Gross cash funds, including restricted cash	1,535,179	1,414,210
Total debt	(377,759)	(377,835)

Net cash funds, including restricted cash	1,157,420	1,036,375

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2004 was $130.9 million compared to $82.6 million for the three months to March 31, 2003. This increase in cash provided by operating activities was primarily the result of an increase in net income, a change in the provision for rebates and returns and a change in working capital. These changes resulted from an increase in the estimate of returns and the timing of payments.

Net cash used in investing activities was $32.1 million in the three months to March 31, 2004. This was primarily due to outflows of $36.3 million of cash becoming restricted and $12.8 million of net capital expenditure on long-term investments and fixed assets partially offset by a reduction of $16.8 million of cash placed on short-term deposit. Capital expenditure on tangible fixed assets for the three months to March 31, 2004 was $12.1 million, with the main expenditure being in relation to the manufacturing facility in Canada. Other capital expenditure related to the purchase of long-term investments ($0.7 million).

This is in comparison to the prior year where investing activities provided $52.5 million of cash. This was due to an inflow of $67.6 million by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments and fixed assets of $15.1 million. Capital expenditure on tangible fixed assets was $13.6 million, which primarily related to the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK. Other capital expenditure related to the purchase of long-term investments ($1.5 million).

The Company’s financing activities for the three months to March 31, 2004 provided $3.0 million, which included $3.1 million received from exercises of employee stock options and repayments of long-term debt of $0.1 million. Financing activities provided a $0.8 million inflow, which included $0.9 million of exercises of employee stock options and repayments of long-term debt of $0.1 million for the three months to March 31, 2003.

Reorganization

As discussed in Note 1, to the condensed unaudited consolidated financial statements included in this Form 10-Q, the Company has developed a plan to achieve closer interaction between development, marketing and sales.

This plan requires a variety of actions by the Company, the most significant of which is the consolidation of the North American sites from fourteen sites to four, including the opening of a new US headquarters office, in Wayne, Pennsylvania. There are currently elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The cost of the reorganization is currently estimated to be $50 to $60 million and is expected to be complete towards the end of 2005. The main types of costs that will be incurred are as follows:

  The severance of employees;

  Retention payments to key employees;

  The relocation of employees;

  Lease termination costs; and

  Other incremental costs associated with the site closures, such as legal, consultancy and duplicate facilities.

As of March 31, 2004 the Company has agreed severance packages with employees at one of its locations and continues to communicate with employees at its other locations where site closure will occur. The Company estimates that the first site will close toward the end of 2004.

The following table presents the cost of the reorganization recorded to date and the total estimated costs for the reorganization which will be incurred in 2004 and 2005.

	Costs incurred in 3 months to March 31, 2004 $m	Total costs incurred to March 31, 2004 $m	Total estimated costs $m

Employee severance	2.4	2.4	15-20
Relocation costs	0.7	0.7	10-15
Lease termination costs	-	-	10-15
Other costs	0.7	0.7	15-20

	3.8	3.8	50-60

Obligations and commitments

Outstanding borrowings

Total borrowings as of March 31, 2004 were $377.8 million (December 31, 2003: $377.8 million). The main component of borrowings is $370.2 million (December 31, 2003: $370.2 million) in guaranteed convertible loan notes due 2011.

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

Contractual obligations

At March 31, 2004 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2003 Form 10-K as follows:

a) Operating leases

During the three months to March 31, 2004 Shire signed an eleven-year lease on a premises in Wayne, Pennsylvania as part of its reorganization and consolidation of its US sites. The future minimum lease payments under the lease agreement are $34.4 million in aggregate, of which $3.5 million, $6.3 million and $24.6 million will be due within one to three years, three to five years and after five years respectively.

b) Purchase obligations

Shire has commitments to subscribe for future shares in ViroChem of $7.6 million (CAN$10.0 million). This subscription will be due within one to three years.

c) Other long-term liabilities reflected on the balance sheet

There are increased obligations included within other long-term liabilities on the balance sheet of $23.3 million which primarily relate to obligations associated with the Supplemental Executive Retirement Plan and deferred consideration of which $10.0 million and $15.9 million are due in less than one year and in one to three years respectively, and there is a $2.6 million decrease in obligations due within three to five years.

Interests in companies and partnerships

The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $44.8 million. As of March 31, 2004 an amount of $37.5 million has been subscribed, leaving an outstanding commitment of $7.3 million.

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

The Company is also committed to approximately $13.7 million (CAN $18.0million) of capital expenditures for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The Government has agreed to reimburse the Company $10.3 million (CAN$13.5million). At the end of the contract, Shire is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

As a condition of the Pandemic contract, Shire Biochem, a wholly-owned subsidiary, entered into an irrevocable standby letter of credit of $18.6 million (CAN $24.5 million). The standby letter of credit is collateralized by an equivelent amount of cash.

In addition, under another GOC contract, the Company is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $37.1 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

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

TPC agreed to a total contribution not to exceed $60.9 million (CAN$80.0 million). Such contribution is repayable to TPC in the form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period up to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

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

The GOC vaccine production facility and TPC commitments above will be transferred to IDB as part of the disposal of the vaccines business.

METHYPATCH

In connection with the Company’s purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product. These payments could total $75 million.

DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain milestone payments if no generic events occur for certain products purchased. The milestone payments could reach an amount up to $3.0 million (CAN$4 million) if no generic events have occurred for those products by January 22, 2007.

FOSRENOL patent rights

Shire has acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US and $7.0 million when it is approved in the relevant European countries. In consideration of these payments, Shire’s royalty obligations to AnorMED will cease throughout the world, except for Japan, and title to the patents will be transferred to Shire upon payment.

The agreement also provides Shire with a twelve-month option to purchase the Japanese patent for $6.0 million to be paid upon receipt of regulatory approval of FOSRENOL in Japan. On the exercise of the option, Shire’s royalty obligations to AnorMED for FOSRENOL sales in Japan also cease. If the option is not exercised AnorMED will continue to be entitled to royalties in respect of sales of FOSRENOL in Japan.

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

Based on the Company’s assessment of its material contractual obligations and commercial commitments, there is no known trend, demand, event or uncertainty that is reasonably likely to have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Accounting Pronouncements adopted during the period

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R or the Interpretation). FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN 46R (a) clarified some requirements of the original FIN 46 issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period that ends after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk exposure since December 31, 2003. Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a detailed discussion of the Company’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and procedures

As of March 31, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against the Company. Please see the Company’s Form 10-K for 2003 for further details. There are no material updates to the proceedings since the filing of the Company’s Form 10-K. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company’s results and financial position.

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

(a) Exhibits

31.1 Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2 Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32 Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

A report on Form 8-K was filed on January 7, 2004 that included the Company’s News Release, announcing that the Company will present at the JPMorgan 22nd Annual Healthcare conference, San Francisco.

A report on Form 8-K was filed on January 15, 2004 that included the Company’s News Release, announcing the Company’s legal suit filed against Nostrum Pharmaceuticals Inc.

A report on Form 8-K was filed on January 29, 2004 that included the Company’s News Release, announcing the holdings of ordinary share capital by FMR Corporation, Fidelity International Limited and their subsidiaries at January 23, 2004.

A report on Form 8-K was filed on January 29, 2004 that included the Company’s News Release, announcing the holdings of ordinary share capital by FMR Corporation, Fidelity International Limited and their subsidiaries at January 28, 2004.

A report on Form 8-K was filed on February 2, 2004 that included the Company’s News Release, announcing that the Company will present at the Merrill Lynch Healthcare conference, New York.

A report on Form 8-K was filed on February 4, 2004 that included the Company’s News Release, announcing the holdings of ordinary share capital by FMR Corporation, Fidelity International Limited and their subsidiaries at February 3, 2004.

A report on Form 8-K was filed on February 6, 2004 that included the Company’s News Release, announcing the Company’s application to the UK Listing Authority and the London Stock Exchange for the admission of shares to the official list.

A report on Form 8-K was filed on February 26, 2004, with respect to the issue of a press release announcing invitation to the full year 2003 results presentation.

A report on Form 8-K was filed on March 1, 2004, with respect to the issue of two press releases both announcing the holdings by FMR Corporation, Fidelity International Limited and their subsidiaries in the ordinary share capital of Shire at February 27, 2004.

A report on Form 8-K was filed on March 3, 2004 that included the Company’s News Release, announcing the Company’s application to the UK Listing Authority and the London Stock Exchange for the admission of shares to the official list.

A report on Form 8-K was filed on March 10, 2004 that included the Company’s News Release, announcing the Company’s appointment of a new Non-Executive Director.

A report on Form 8-K was filed on March 11, 2004 that included the Company’s News Release, announcing the issue of a press release announcing the Company's results for the twelve months ended December 31, 2003.

A report on Form 8-K was filed on March 19, 2004, with respect to the issue of two press releases announcing (i) the holdings by Aviva plc and its subsidiaries in the ordinary share capital of Shire, and (ii) the holdings by Barclays plc and its associated companies in the ordinary share capital of Shire.

A report on Form 8-K was filed on March 22, 2004 that included the Company’s News Release, announcing the holdings of ordinary share capital by FMR Corporation, Fidelity International Limited and their subsidiaries at March 22, 2004.

A report on Form 8-K was filed on March 24, 2004, that included the Company’s Releases, announcing (i) that the Company has acquired the rights to the global patents for FOSRENOL, and (ii) the announcement that the Swedish authorities have granted the first European regulatory approval for FOSRENOL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)

Date: May 7, 2004
/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date: May 7, 2004
/s/ Angus Russell

	By:	Angus Russell
Chief Financial Officer

Exhibits Index

Exhibit	Description
number

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002