Form 10-Q
period 2004-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2004-08-06
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2004

Commission File Number: 0-29630

SHIRE PHARMACEUTICALS GROUP PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham,	+44 1256 894 000
Basingstoke, Hampshire, England, RG24 8EP	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of July 31, 2004, the number of outstanding ordinary shares of the Registrant was 483,419,491.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of competitive products on Shire’s Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to the expected product approval dates of lanthanum carbonate (FOSRENOL®), methylphenidate (METHYPATCH®), anagrelide hydrochloride (XAGRID®), carbamazepine (BIPOTROL®) and the adult indication for extended release mixed amphetamine salts (ADDERALL XR®), the implementation of Shire’s internal reorganization and other risks and uncertainties detailed from time to time in Shire’s filings, including the Annual Report filed on Form 10-K for the year ended December 31, 2003 with the Securities and Exchange Commission.

The following are trademarks of Shire Pharmaceuticals Group plc or its subsidiaries, which are the subject of trademark registrations in certain countries.

ADDERALL XR® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
BIPOTROL® (carbamazepine)
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
NEISVAC-C® (trademark of Baxter)
PENTASA® (trademark of Ferring AS)
REMINYL® (trademark of Johnson & Johnson)
TRIZIVIR® (trademark of GSK)
ZEFFIX® (trademark of GSK)

SHIRE PHARMACEUTICALS GROUP PLC
Form 10-Q for the quarter ended June 30, 2004
Table of contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED BALANCE SHEETS

	Notes	(Unaudited) June 30, 2004 $’000	December 31, 2003 $’000

ASSETS
Current assets:
Cash and cash equivalents		1,307,130	1,103,041
Restricted cash		48,244	6,795
Marketable securities		272,157	304,129
Accounts receivable, net	(5)	171,326	194,583
Inventories, net	(6)	50,236	43,128
Deferred tax asset		71,935	64,532
Prepaid expenses and other current assets		52,954	47,403

Current assets from continuing operations		1,973,982	1,763,611
Current assets from discontinued operations	(4)	64,969	24,096

Total current assets		2,038,951	1,787,707
Investments	(7)	51,902	72,975
Property, plant and equipment, net		98,294	94,495
Goodwill, net		222,914	221,231
Other intangible assets, net	(8)	316,789	307,882
Other non-current assets		10,359	22,420

Long-term assets from continuing operations		700,258	719,003
Long-term assets from discontinued operations	(4)	-	72,070

Total assets		2,739,209	2,578,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	(9)	370,483	290
Accounts payable and accrued expenses		239,401	205,779
Other current liabilities		41,275	37,127

Current liabilities from continuing operations		651,159	243,196
Current liabilities from discontinued operations	(4)	14,971	10,479

Total current liabilities		666,130	253,675
Long-term debt	(9)	5,685	376,017
Deferred tax liability		1,571	1,400
Other long-term liabilities		44,222	23,783

Long-term liabilities from continuing operations		51,478	401,200
Long-term liabilities from discontinued operations	(4)	-	779

Total liabilities		717,608	655,654

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED BALANCE SHEETS
(continued)

	Notes	(Unaudited) June 30, 2004 $’000	December 31, 2003 $’000

Shareholders’ equity:
Common stock of 5p par value: 800,000,000 shares
authorized; and 481,254,798 (December 31, 2003:		39,828	39,521
477,894,726) shares issued and outstanding
Exchangeable shares: 5,003,587 (December 31, 2003:
5,839,559) shares issued and outstanding		231,830	270,667
Additional paid-in capital		1,027,661	983,356
Accumulated other comprehensive income		63,126	79,007
Retained earnings		659,156	550,575

Total shareholders’ equity	(11)	2,021,601	1,923,126

Total liabilities and shareholders’ equity		2,739,209	2,578,780

The financial statements for December 31, 2003 have been restated to reflect the impending disposal of the vaccines business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000

Revenues:
Product sales		255,280	245,671	519,874	500,232
Licensing and development		5,482	702	7,397	1,096
Royalties		57,657	51,836	113,802	99,599
Other revenues		2,541	-	3,487	7

Total revenues		320,960	298,209	644,560	600,934

Costs and expenses:
Cost of product sales		26,984	37,018	61,077	73,460
Research and development		47,375	44,830	86,001	94,773
Selling, general and administrative		118,220	113,712	251,058	233,902
Reorganization costs	(10)	18,167	-	21,980	-

Total operating expenses		210,746	195,560	420,116	402,135

Operating income		110,214	102,649	224,444	198,799
Interest income		4,375	4,301	8,404	9,411
Interest expense		(2,101)	(2,679)	(4,227)	(5,327)
Other income/(expense), net		14,081	(4,919)	9,262	(9,773)

Total other income/(expense), net		16,355	(3,297)	13,439	(5,689)

Income from continuing operations before
income taxes and equity in earnings/(losses)
of equity method investees		126,569	99,352	237,883	193,110
Income taxes		(38,226)	(25,457)	(67,228)	(49,983)
Equity in earnings/(losses) of equity method
investees		1,170	(1,205)	2,218	(1,654)

Income from continuing operations		89,513	72,690	172,873	141,473
Loss from discontinued operations	(4)	(11,349)	(7,205)	(20,135)	(12,922)
Expected loss on disposition of discontinued
operations		(44,157)	-	(44,157)	-

Net income		34,007	65,485	108,581	128,551

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)
(Unaudited)

	Notes	3 months to June 30, 2004		3 months to June 30, 2003		6 months to June 30, 2004		6 months to June 30, 2003

Earnings per share – basic
Income from continuing operations		18.1c		14.5c		34.9c		28.2c
Loss from discontinued operations		(2.3c	)	(1.4c	)	(4.1c	)	(2.6c	)
Expected loss on disposition on discontinued
operations		(8.9c	)	-		(8.9c	)	-

	(3)	6.9c		13.1c		21.9c		25.6c

Earnings per share – diluted
Income from continuing operations		17.9c		14.2c		33.9c		27.6c
Loss from discontinued operations		(2.3c	)	(1.4c	)	(3.9c	)	(2.5c	)
Expected loss on disposition on discontinued
operations		(8.8c	)	-		(8.5c	)	-

	(3)	6.8c		12.8c		21.5c		25.1c

Weighted average number of shares:
Basic		496,074,144		501,504,962		495,896,175		501,746,083
Diluted		499,241,832		522,559,387		517,822,110		522,652,319

The results for the three and six months ended June 30, 2003 and the three months to March 31, 2004 have been restated to reflect the impending disposal of the vaccines business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000

Net income	34,007	65,485	108,581	128,551

Other comprehensive income:
Foreign currency translation adjustments	(9,231)	40,532	(8,448)	56,255
Unrealized holding (loss)/gain on available for sale
securities, net of tax	(10,005)	11,141	(7,433)	5,355

Comprehensive income	14,771	117,158	92,700	190,161

The components of accumulated other comprehensive income as at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004 $’000	December 31, 2003 $’000
Foreign currency translation adjustments	62,973	71,421
Unrealized holding gain on available for sale securities	153	7,586

Accumulated other comprehensive income	63,126	79,007

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Notes	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations		172,873	141,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – included in:
Cost of product sales		1,284	-
Sales, general and administration		25,583	19,060
(Decrease)/increase in provision for doubtful accounts and discounts		(429)	1,195
Increase in provision for rebates and returns		25,771	8
Stock option compensation		98	(24)
Movement in deferred tax asset		(7,232)	(17,844)
Equity in (earnings)/losses of equity method		(2,218)	1,654
Write-down of long-term investments		7,214	8,473
Write-down of intangible assets		-	3,287
Write-down of property, plant and equipment		1,239	-
Gain on sale of long-term investments		(14,805)	-
Gain on sale of property, plant and equipment		(78)	-
Decrease in deferred revenue		(551)	-
Changes in operating assets and liabilities (net of acquisitions):
Decrease/(increase) in accounts receivable		23,672	(57,456)
(Increase)/decrease in inventory		(6,754)	1,430
Increase in prepayments and other current assets		(13,467)	(4,433)
Decrease in other assets		12,155	718
Increase /(decrease) in accounts and notes payable and other liabilities		7,511	(537)
Dividend received from equity method investees		1,834	-

Net cash provided by operating activities		233,700	97,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term deposits		31,972	101,373
Purchase of long-term investments		(5,514)	(1,475)
Purchase of property, plant and equipment		(13,961)	(26,370)
Purchase of intangible assets		(12,000)	(25,500)
Proceeds from sale of long-term investments		26,733	-
Proceeds from sale of property, plant and equipment		400	-
Proceeds from assets held for resale	(13)	7,659	-
Distribution from long-term investments		1,202	-
Movements in restricted cash		(41,449)	-

Net cash (used in)/provided by investing activities		(4,958)	48,028

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Notes	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes		-	(29,775)
Repayment of long-term debt and capital leases		(135)	(104)
Proceeds from exercise of options		5,351	2,254
Proceeds from issue of common stock, net		326	-
Payments for redemption of common stock		-	(52,392)

Net cash provided by/(used in) financing activities		5,542	(80,017)

Effect of foreign exchange rate changes on cash and cash equivalents		(1,280)	18,463

Net increase in cash and cash equivalents		233,004	83,478
Cash flows used in discontinued operations		(28,915)	(13,844)

Net increase in cash and cash equivalents		204,089	69,634
Cash and cash equivalents at beginning of period		1,103,041	897,147

Cash and cash equivalents at end of period		1,307,130	966,781

The results for the three and six months ended June 30, 2003 and the three months to March 31, 2004 have been restated to reflect the impending disposal of the vaccines business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Description of Operations

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

Geographically, the Company has operations in the world’s key pharmaceutical markets, namely North America and Europe. The Company’s business is organized across four operating segments: US, International (covering territories outside of the US), Research & Development (R&D) and Corporate. Revenues are derived primarily from three sources: sales of products by the Company’s own sales and marketing operations, royalties (where Shire has out-licensed products to third parties) and licensing and development fees.

Following a strategic review in 2003, the Company announced its new business model in July 2003. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible. As part of this strategy the Company has developed a plan to achieve closer interaction between its development, marketing and sales activities.

The strategic review thoroughly evaluated the Group’s R&D pipeline and refocused resources on a number of projects, five of which are currently in registration, two are in Phase III and two in Phase II of development. This approach aims to deliver the combined benefit of increased returns and lower risks. Whilst Shire has refocused its R&D efforts to concentrate on areas where it has a commercial presence, it will be flexible in adding new therapeutic areas if appropriate product acquisition opportunities arise.

As a consequence of the change in strategy, the Company has announced:

  A North American site consolidation which commenced in 2004;
  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003;
  The agreement to sell the Company’s Biologics (vaccines) business to ID Biomedical Corporation (IDB); and
  The out-licensing of its non-core acute myelogenous leukemia treatment TROXATYL (toxacitabine) to Structural GenomiX Inc., in exchange for upfront, milestone and royalty payments.

During the three months to June 30, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters office, in Wayne, Pennsylvania. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK. The current estimated reorganization cost of $55 million in 2004, is shown in more detail in Note 10. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization.

There are inherent risks associated with any significant organizational change, including the possibility of disruption to the Company's business or the loss of key personnel. Although a project team has been set up to actively manage the process and the associated risks, delays to R&D projects, failure to attain sales targets or other disruption to the business could occur as a result of the reorganization.

Shire and IDB continue to make good progress towards the completion of the sale of Shire’s vaccines business. IDB is required to reimburse Shire at closing for the net costs of operating the vaccines business from June 30, 2004. The impending disposal of the vaccines business is shown in more detail in Note 4.

The Company’s principal sources of revenues include:

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

  in Canada, 3TC and COMBIVIR for the treatment of HIV/AIDS, and HEPTOVIR for the treatment of hepatitis (all marketed in partnership with GSK), AGRYLIN for the treatment of elevated blood platelets, and FLUVIRAL S/F, a vaccine for the prevention of influenza. FLUVIRAL forms part of the vaccines business and will cease to be part of Shire’s product portfolio following its impending disposal to IDB; and

  in the Rest of the World, royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL, marketed by Johnson & Johnson.

The Company has a number of projects in the later stages of development and in registration for marketing approval, including:

  PENTASA 500mg, which received approval from the FDA for the treatment of ulcerative colitis in July 2004;

  FOSRENOL for the treatment of high blood phosphate levels associated with end-stage renal disease. The Company submitted the first regulatory submission for FOSRENOL under the European Mutual Recognition procedure on March 13, 2001, and a New Drug Application with the US Food and Drug Administration (FDA) on April 30, 2002. The Company received an approvable letter from the FDA, as announced on March 3, 2003, and received its first European approval from Reference Member State Sweden, on March 19, 2004. The next FDA action date for FOSRENOL, following a 90 day extension in the review process, is October 26, 2004 and the targeted launch remains December 2004;

  AGRYLIN for the treatment of elevated blood platelets. The FDA awarded a six-month pediatric exclusivity extension for AGRYLIN (anagrelide hydrochloride), in the US through to mid-September 2004;

  XAGRID (trade name for AGRYLIN in EU). In July 2003 Shire received a positive opinion for XAGRID from the Committee for Proprietary Medicinal Products (CPMP). Subsequent to this the Committee for Medicinal Products for Human Use (CHMP previously CPMP), was made aware of data from an independent study with anagrelide. After conducting a review of this external data and agreement with Shire on post-approval commitments, the CHMP re-confirmed their positive opinion in July 2004. The standard regulatory procedures are now underway to progress licenses and launch;

  Adult indication for ADDERALL XR. The Company announced receipt of an approvable letter from the FDA on October 20, 2003 for the treatment of adult ADHD. Responses have been filed to the questions raised in the approvable letter and the next expected FDA action date is August 13, 2004;

  METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. A program has been agreed with the FDA to address issues raised in the non-approvable letter issued on April 28, 2003. This program has been initiated;

  BIPOTROL for bipolar disorder. In February 2004 Shire filed a New Drug Application with the US FDA for this indication. The next expected FDA action date is December 13, 2004;

  SPD503 (guanfacine) for ADHD, which is in Phase III clinical trials; and

  SPD476 for ulcerative colitis, which is in Phase III clinical trials.

(b) Basis of Presentation

These interim financial statements, which include the Description of Operations and the financial information in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission regulations for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

The December 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period to December 31, 2003, which are part of the Company’s Annual Report on Form 10-K, for the year to December 31, 2003.

Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation for the three months to June 30, 2004. In addition the 2003 financial statements and the results for the three months period to March 31, 2004 have been restated in this Form 10-Q to reflect the impending disposal of the vaccines business, which has been treated as a discontinued operation.

(c) Employee stock plans

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

At June 30, 2004, the Company had seven stock-based employee compensation plans, which are described more fully in the Company’s 2003 Form 10-K.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	3 months to June 30, 2004 $000	3 months to June 30, 2003 $000	6 months to June 30, 2004 $000	6 months to June 30, 2003 $000

Net income, as reported	34,007	65,485	108,581	128,551
Add:
Stock-based employee compensation charge/(credit)
included in reported net income, net of related tax
effects	98	-	98	(24)
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards	(9,713)	(8,322)	(18,593)	(16,104)

Pro forma net income	24,392	57,163	90,086	112,463

Earnings per share
Basic – as reported	6.9c	13.1c	21.9c	25.6c
Diluted – as reported	6.8c	12.8c	21.5c	25.1c
Basic – pro forma	4.9c	11.4c	18.2c	22.4c
Diluted – pro forma	4.9c	11.3c	18.0c	22.1c

(d) Accounting pronouncements adopted during the period

FIN 46R

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities (VIE), an interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46R), which requires a VIE to be consolidated by a Company that will absorb a majority of the VIE’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.

Prior to the adoption of FIN 46R, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46R applied immediately to VIEs created after January 31, 2003, however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46R prior to the deferred effective date was permitted. The adoption of FIN 46R had no impact on the Company.

(e) New accounting prounouncements

EITF 03-01

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The

EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-01 to have an impact on the Company.

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

The results for the three and six month periods to June 30, 2003 and the three months to March 31, 2004 have been restated in this Form 10-Q to reflect the impending disposal of the vaccines business, which has been accounted for as a discontinued operation.

3 months to June 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	210,004	45,276	-	-	255,280
Licensing and development	4,395	1,087	-	-	5,482
Royalties	-	2,837	54,820	-	57,657
Other revenues	716	1,825	-	-	2,541

Total revenues	215,115	51,025	54,820	-	320,960

Cost of product sales	20,101	6,883	-	-	26,984
Research and development	-	-	-	47,375	47,375
Selling, general and administrative	67,421	24,204	13,516	-	105,141
Depreciation and amortization (1)	7,158	2,956	2,965	-	13,079
Reorganization costs	9,563	2,696	2,839	3,069	18,167

Total operating expenses	104,243	36,739	19,320	50,444	210,746

Operating income/(loss)	110,872	14,286	35,500	(50,444)	110,214

3 months to June 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Total assets from continuing operations	878,185	370,111	1,361,520	64,424	2,674,240
Long lived assets	241,106	178,283	236,144	44,725	700,258
Capital expenditure on long lived assets	2,893	1,000	18,773	267	22,933

(1) Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

3 months to June 30, 2003	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	209,607	36,064	-	-	245,671
Licensing and development	702	-	-	-	702
Royalties	14	2,725	49,097	-	51,836

Total revenues	210,323	38,789	49,097	-	298,209

Cost of product sales	26,887	10,131	-	-	37,018
Research and development	-	-	-	44,830	44,830
Selling, general and administrative	65,941	20,600	15,205	-	101,746
Depreciation and amortization (1)	8,728	2,379	859	-	11,966

Total operating expenses	101,556	33,110	16,064	44,830	195,560

Operating income/(loss)	108,767	5,679	33,033	(44,830)	102,649

Total assets from continuing operations	674,533	414,127	1,116,218	32,156	2,237,034
Long lived assets	250,647	217,932	244,788	33,884	747,251
Capital expenditure on long lived assets	7,189	25,550	2,635	2,685	38,059

(1) Included in depreciation and amortization are the write-downs of intangible assets. Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

6 months to June 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	433,300	86,574	-	-	519,874
Licensing and development	6,279	1,118	-	-	7,397
Royalties	-	5,635	108,167	-	113,802
Other revenues	1,439	2,048	-	-	3,487

Total revenues	441,018	95,375	108,167	-	644,560

Cost of product sales	41,861	19,216	-	-	61,077
Research and development	-	-	-	86,001	86,001
Selling, general and administrative	144,616	49,805	31,054	-	225,475
Depreciation and amortization (1)	17,109	5,410	3,064	-	25,583
Reorganization costs	12,424	2,696	2,900	3,960	21,980

Total operating expenses	216,010	77,127	37,018	89,961	420,116

Operating income/(loss)	225,008	18,248	71,149	(89,961)	224,444

6 months to June 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Total assets from continuing operations	878,185	370,111	1,361,520	64,424	2,674,240
Long-lived assets	241,106	178,283	236,144	44,725	700,258
Capital expenditure on long lived assets	6,878	2,157	21,351	1,089	31,475

(1) Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

6 months to June 30, 2003	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	429,570	70,662	-	-	500,232
Licensing and development	1,096	-	-	-	1,096
Royalties	14	4,924	94,661	-	99,599
Other revenues	7	-	-	-	7

Total revenues	430,687	75,586	94,661	-	600,934

Cost of product sales	53,259	20,201	-	-	73,460
Research and development	-	-	-	94,773	94,773
Selling, general and administrative (1)	135,626	41,274	34,524	-	211,424
Depreciation and amortization (2)	16,053	4,744	1,681	-	22,478

Total operating expenses	204,938	66,219	36,205	94,773	402,135

Operating income/(loss)	225,749	9,367	58,456	(94,773)	198,799

Total assets from continuing operations	674,533	414,127	1,116,218	32,156	2,237,034
Long-lived assets	250,647	217,932	244,788	33,884	747,251
Capital expenditure on long lived assets	9,404	26,454	4,438	13,049	53,345

(1) Included within the selling, general and administrative costs for the Corporate segment for the six months to June 30, 2003 is $7.2 million in respect of the former Chief Executive’s departure.

(2) Included in depreciation and amortization are the write-downs of intangible assets. Depreciation of manufacturing plants is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

3. Earnings per share

Basic earnings per share is based upon the net income available to ordinary shareholders divided by the weighted-average number of ordinary shares outstanding during the period.

Diluted earnings per share is based upon net income available to ordinary shareholders divided by the weighted-average number of ordinary shares outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the period.

Stock options to purchase approximately 18.0 million and 14.6 million ordinary shares for the three months and six months to June 30, 2004, respectively, were not dilutive and were therefore excluded from the computation of diluted earnings per share (2003: 18.1 million and 18.0 million, respectively).

Warrants to purchase approximately 1.4 million common shares for the three and six months to June 30, 2003 were not dilutive and were therefore excluded from the computation of diluted earnings per share.

The $370 million convertible loan notes are excluded from the calculation of weighted average number of shares for fully diluted earnings per share for the three months to June 30, 2004 as they were not dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	3 months to June 30, 2004 $’000		3 months to June 30, 2003 $’000		6 months to June 30, 2004 $’000		6 months to June 30, 2003 $’000

Numerator for basic earnings per share	34,007		65,485		108,581		128,551
Interest charged on convertible debt, net of tax	-		1,342		2,666		2,723

Numerator for diluted earnings per share	34,007		66,827		111,247		131,274

Weighted average number of shares:	No. of shares		No. of shares		No. of shares		No. of shares

Basic	496,074,144		501,504,962		495,896,175		501,746,083
Effect of dilutive shares:
Stock options	3,115,296		2,030,976		3,460,629		1,470,870
Warrants	52,392		-		94,742		-
Convertible debt	-		19,023,449		18,370,564		19,435,366

Diluted	499,241,832		522,559,387		517,822,110		522,652,319

Income from continuing operations	18.1c		14.5c		34.9c		28.2c
Loss from discontinued operations	(2.3c	)	(1.4c	)	(4.1c	)	(2.6c	)
Expected loss on disposal of discontinued operations	(8.9c	)	-		(8.9c	)	-

Basic earnings per share	6.9c		13.1c		21.9c		25.6c

Income from continuing operations	17.9c		14.2c		33.9c		27.6c
Loss from discontinued operations	(2.3c	)	(1.4c	)	(3.9c	)	(2.5c	)
Expected loss on disposal of discontinued operations	(8.8c	)	-		(8.5c	)	-

Diluted earnings per share	6.8c		12.8c		21.5c		25.1c

4. Discontinued operations

Impending disposal of the vaccines business

Shire Biologics (the vaccines business), is active in research, development, manufacturing and the commercialization of human vaccines. Its portfolio includes two marketed products: FLUVIRAL for influenza and NEISVAC-C for meningitis C in Canada, as well as a pipeline of product candidates for the treatment of streptococcus pneumonia, neisseria meningitidis, group B streptococcus and group A streptococcus.

The vaccines business was acquired as part of the merger with BioChem Pharma Inc. in May 2001. The vaccines business is no longer core to the Company’s global strategy following Shire’s strategic review announced in July 2003. On April 20, 2004, Shire announced that it had signed an agreement to sell the vaccines business to IDB, a Canadian-based biotechnology company. Closing of the transaction is subject to a number of conditions precedent, most of which have now been achieved. The Company expects that the remaining conditions precedent should be satisfied and closing should occur by September 30, 2004. Upon completion, IDB will reimburse Shire for the net cost of operating the vaccines business from June 30, 2004.

As of June 30, 2004, the net assets of the vaccines business have been reclassified as being held for sale and have been written down to their fair value, in principal recognition of (i) the Company’s decision to sell the net assets; (ii) the

Company’s sale agreement with IDB; and, (iii) an assessment by the Company that it is probable that all conditions precedent will be met and the sale to IDB will be completed. The sale of the vaccines business has been classified as a discontinued operation because:

  the operations and cash flows of the vaccines business will be eliminated from the ongoing operations of Shire as a result of the impending disposal; and

  with the exception of the $100 million loan noted below, Shire will have no involvement in the continuing operations of the vaccines business after the impending disposal.

The total consideration for the sale will be $120 million of which $60 million will be received in cash in two equal installments, one at closing and the other on the first anniversary of the closing of the transaction. The remaining $60 million is expected to be received in common shares of IDB. If IDB completes one or more share offerings within 22 months of closing, Shire can elect to exchange all or part of these shares for all or part of $60 million of cash. Under the terms of the agreement, IDB is required to reimburse Shire at closing for the net cost of operating the vaccines business from June 30, 2004.

As part of the transaction Shire will enter into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following closing. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. This loan will be segregated into two components:

  a loan for injectable flu development with a minimum drawing of $30 million. The loan will be repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to certain minimum annual repayments in respect to this $30 million minimum drawing, to be made between 2007 and 2017.

  a loan for pipeline development limited to drawings of up to $70 million. The loan will be repayable out of income generated by IDB on future pipeline products developed using these drawings. This portion of the loan has no fixed repayment schedule.

Combined drawings on the two components of the loan facility cannot exceed $100 million.

In writing down the net assets held for sale to fair value, the Company recorded an expected loss on the disposition of the vaccines business of $44 million. In doing this, the Company has considered the recoverability of amounts in respect of the $70 million loan for pipeline development.

In accordance with US GAAP disclosure requirements for discontinued operations the 2003 results and the results for the three months to March 31, 2004 have been restated. The results of the discontinued operation have been removed from all periods on a line-by-line basis from product sales revenue to income from continuing operations. The net loss from the discontinued operation, together with the expected loss on disposal, are shown as separate line items.

Operating results of the discontinued operations are summarized below.

	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000

Revenues:
Product sales	946	779	3,626	2,571

Total revenues	946	779	3,626	2,571

Costs and expenses:
Cost of product sales	5,384	1,975	8,304	4,178
Research and development	3,343	5,267	9,222	9,922
Selling, general and administrative	3,239	1,969	5,614	3,861

Total operating expenses	11,966	9,211	23,140	17,961

Operating loss	(11,020)	(8,432)	(19,514)	(15,390)
Other (expense)/income, net	(329)	1,227	(621)	2,468

Loss from discontinued operations	(11,349)	(7,205)	(20,135)	(12,922)

The operating results of the vaccines business represented the entire Biologics segment as well as certain parts of the International and R&D segments.

As a result of the impending disposal of the vaccines business the Biologics segment is no longer an operating segment of the Company and the International and R&D segments have been restated accordingly.

The assets and liabilities of the discontinued vaccines operation are summarized below.

	June 30, 2004 $’000	December 31, 2003 $’000

Current assets:
Cash and cash equivalents	1,956	245
Accounts receivable, net	10,131	21,107
Inventories, net	8,516	2,130
Prepaid expenses and other current assets	44,366	614

Total current assets	64,969	24,096

Long term assets:
Investments	-	178
Property, plant and equipment, net	-	66,730
Goodwill, net	-	4,629
Other non-current assets	-	533

Total long term assets	-	72,070

Total assets	64,969	96,166

Current liabilities:
Current installments of long-term debt	1,476	764
Accounts payable and accrued liabilities	13,480	9,715
Other current liabilities	15	-

Total current liabilities	14,971	10,479

Long-term debt	-	764
Other long-term liabilities	-	15

Total long-term liabilities	-	779

Net assets	49,998	84,908

5. Accounts receivable, net
	June 30, 2004 $’000	December 31, 2003 $’000

Trade receivables, net	169,909	191,686
Research and development contracts	1,206	1,251
Other receivables	211	1,646

	171,326	194,583

Trade receivables are stated net of a provision for doubtful accounts and discounts of $7.4 million at June 30, 2004 (June 30, 2003: $5.8 million).

	2004 $’000	2003 $’000

As at January 1	7,853	4,585
Provision charged to income	18,319	21,496
Provision utilization	(18,748)	(20,301)

As at June 30	7,424	5,780

6. Inventories, net
	June 30, 2004 $’000	December 31, 2003 $’000

Finished goods	27,476	25,131
Work-in-process	14,968	12,288
Raw materials	7,792	5,709

	50,236	43,128

7. Investments
	June 30, 2004 $’000	December 31, 2003 $’000

Investments in private companies	35,309	46,068
Investments in public companies	8,631	21,879
Equity method investments	7,962	5,028

	51,902	72,975

Throughout the period the Company assesses the carrying value of its investments for decreases in fair value and other-than-temporary impairments. Upon completion of this assessment, the Company wrote-off $7.2 million of investments during the six months to June 30, 2004 (June 30, 2003: $8.5 million). This has been reflected in other expense net, in the consolidated statement of operations.

At December 31, 2003, Shire held an investment in a private company that was entering the later stages of an Initial Public Offering (IPO). At December 31, 2003 the anticipated flotation price was used to value the investment. On March 25, 2004, this private company gained its listing, but the initial listing price was below the anticipated flotation price used at December 31, 2003. As a result, Shire recorded an impairment of $4.2 million to decrease the value of the investment to the initial IPO price. Any changes in fair value since that date are recorded in other comprehensive income. The Company wrote-off additional investments in private companies of $3.0 million based on changes in the estimates of their carrying value.

During the six months ended June 30, 2004, the Company sold an investment in a public company and realized a gain on the sale of $14.8 million.

8. Other intangible assets, net

	June 30, 2004 $’000	December 31, 2003 $’000

Intellectual property rights acquired	495,604	469,137
Less: Accumulated amortization	(178,815)	(161,255)

	316,789	307,882

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at June 30, 2004 will be approximately $45 million for each of the five years to June 30, 2009. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

The amortization charge for the six months to June 30, 2004 was $19.1 million (2003: $17.1 million).

During the six months ended June 30, 2004, the Company reviewed its existing product base. On completion of this exercise, management did not identify any impairments to be recorded on its existing product base.

9. Long-term debt

The main component of borrowings is $370.2 million (December 31, 2003: $370.2 million) in guaranteed convertible loan notes due 2011. However, at the choice of investors, each $1,000 of nominal value notes can be converted into 49.62 Shire ordinary shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors can choose to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008.

The decision as to whether a note holder should exercise a put option will depend on a number of factors, particularly the price of Shire shares at the put date and the likelihood of the Company’s share price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or £11.11 (at the closing exchange rate on June 30, 2004) for Shire ordinary shares and $60.46 for Shire ADSs. If the price of Shire ordinary shares at the first put date of August 21, 2004 remains at a level similar to that at June 30, 2004 of £4.82 ($26.72 for Shire ADSs), the Company’s expectation is that note holders will choose to exercise their put options and therefore the Company has reclassified this debt as a current liability. The Company currently has adequate resources from which it could satisfy repayment of the entire convertible debt principal of $370.2 million.

During the three months to June 30, 2004 the Company did not issue debt or make any debt repayments, other than in respect of capital leases.

During the six months ended June 30, 2003 the Company repurchased $29.8 million of the $400.0 million 2% guaranteed convertible notes due 2011.

10. Reorganization and closures

(a) Reorganization

As discussed in Note 1 the Group has conducted a thorough strategic review. As part of this review the Company has developed a plan to achieve closer interaction between the Company’s development, marketing and sales activities.

This plan requires a variety of actions by the Company, the most significant of which is the consolidation of the North American sites from fourteen sites to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The cost of the reorganization is currently estimated to be $55 million in 2004, and the reorganization is expected to be completed towards the end of 2005. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The main types of costs that will be incurred are as follows:

  The severance of employees;
  Retention payments to key employees;
  The relocation of employees;
  Lease termination costs; and
  Other incremental costs associated with the site closures, such as legal, consultancy, the write down of property, plant and equipment and duplicate facilities.

The reorganization will result in:

  the severance of 180 Shire employees. As of June 30, 2004, 20 employees had left the Company;

  retention payments to key employees;

  the relocation of 76 Shire employees to Wayne, Pennsylvania. As of June 30, 2004, 8 employees had relocated; and

  other costs including consultancy costs and the write down of property, plant and equipment.

In addition to the above, the recruitment plan for the office in Wayne, Pennsylvania is well under way.

The Company estimates that the first site will close towards the end of 2004.

The following table presents the cost of the reorganization recorded to date and the total estimated costs for the reorganization which will be incurred in 2004 and 2005. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

	Costs incurred in 3 months to June 30, 2004 $m	Total costs incurred to June 30, 2004 $m	Total estimated costs of reorganization $m

Employee severance	7.5	9.9	15-20
Relocation costs	7.2	7.9	10-15
Lease termination costs	-	-	10-15
Other costs	3.5	4.2	15-20

	18.2	22.0	50-70

The costs have been reflected within reorganization costs in the statement of operations and within the reporting segments as follows:

	R&D $m	US $m	Corporate $m	Total $m

Employee severance	1.0	4.4	4.5	9.9
Relocation costs	2.6	5.3	-	7.9
Other costs	0.4	2.8	1.0	4.2

	4.0	12.5	5.5	22.0

As noted above, certain of the costs associated with the reorganization will be incurred in subsequent periods. The following provides a reconciliation of the liability that has been recorded as of June 30, 2004.

	Opening liability $m	Costs recorded in 3 months to June 30, 2004 $m	Utilization in 3 months to June 30, 2004 $ m	Closing liability $m

Employee severance	2.3	7.5	(8.1)	1.7
Relocation costs	0.1	7.2	(3.4)	3.9
Other costs	0.4	3.5	(3.7)	0.2

	2.8	18.2	(15.2)	5.8

(b) Closure of Lead Optimization

On July 31, 2003, Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure resulted in:

  The severance of 134 Lead Optimization employees. As of June 30, 2004, all employees had left the Company. Severance payments are being made to the former employees over a fifteen month period ending in the first half of 2005, as required by local regulations;

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

As noted above, certain of the costs associated with the closure will be incurred in subsequent periods. The following table provides a reconciliation of the liability that has been recorded as of June 30, 2004.

	Opening liability $’000	Costs recorded in 6 months to June 30, 2004 $’000	Utilization in 6 months to June 30, 2004 $’000	Closing liability $’000

Employee severance	3,452	84	(2,775)	761
Other costs	325	9	(71)	263

	3,777	93	(2,846)	1,024

11. Consolidated statement of changes in shareholders’ equity

	Ordinary Shares Amount $’000	Ordinary Shares No. of shares 000’s	Exchange -able shares Amount $’000	Exchange -able shares No. of Shares 000’s	Additional paid-in capital $’000	Retained earnings $’000	Accumu- lated other compre- hensive (losses)/ income $’000	Total share- holders’ equity $’000

As at January 1,
2004	39,521	477,895	270,667	5,840	983,356	550,575	79,007	1,923,126
Net income	-	-	-	-	-	108,581	-	108,581
Foreign currency
translation	-	-	-	-	-	-	(8,448)	(8,448)
New shares issued	3	33	-	-	323	-	-	326
Exchange of
exchangeable shares	231	2,508	(38,837)	(836)	38,606	-	-	-
Options exercised	73	819	-	-	5,278	-	-	5,351
Stock option
compensation	-	-	-	-	98	-	-	98
Unrealized loss on
available for sale
securities	-	-	-	-	-	-	(7,433)	(7,433)

As at June 30, 2004	39,828	481,255	231,830	5,004	1,027,661	659,156	63,126	2,021,601

Each exchangeable share is exchangeable into 3 ordinary shares.

12. Contingent liabilities

(a) Leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease expense under these commitments was approximately $2.9 million for the six months to June 30, 2004. Expense related to operating leases is recognized on a straight-line basis over the life of the lease. In addition the Company has a building lease, which is accounted for as a capital lease, which expires in 2019.

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements at June 30, 2004:

Operating leases $’000		Capital lease $’000

2004	5,518	147
2005	9,559	254
2006	8,611	254
2007	7,504	272
2008	6,651	294
2009	8,531	294
Thereafter	31,152	4,428

	77,526	5,943

Less: amount representing fixed executory costs, including
interest, included in future minimum lease payments		-

Total capital lease obligation		5,943
Less: current portion of capital lease obligation		(258)

Long-term portion of capital lease obligation		5,685

Shire US Inc., a wholly owned subsidiary of Shire, acts as guarantor, through an irrevocable standby letter of credit arrangement with Fifth Third Bank, in respect of the building lease entered into by another wholly owned subsidiary, Shire US Manufacturing Inc. In addition, as at June 30, 2004 the Company had $5.3 million of restricted cash held as collateral for certain equipment leases.

During the six months to June 30, 2004 Shire Inc. a wholly owned subsidiary of Shire, signed an eleven-year operating lease on a property in Wayne, Pennsylvania. Shire US Inc., another wholly owned subsidiary, acts as guarantor in respect of this lease. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

(b) Letters of credit

As of June 30, 2004, the Company had the following letters of credit outstanding:

(i) an irrevocable standby letter of credit with Fifth Third Bank to Allfirst Bank in the amount of $10.0 million related to the bonds that were used to finance the construction of Shire’s US manufacturing facility at Owings Mills, Maryland;

(ii) an irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims; and

(iii) an irrevocable standby letter of credit of $18.3 million (CAN$24.5 million) that represented the Company's Canadian subsidiary’s obligations with respect to the establishment of influenza pandemic readiness in Canada at June 30, 2004. This letter of credit will no longer be required as a result of the impending disposal of the vaccines business and will accordingly be discharged.

In connection with these letters of credit the Company has restricted cash of $44.5 million.

(c) Commitments

The commitments disclosed in (ii), (iii) and (iv) below will be transferred to IDB as part of the disposal of the vaccines business.

(i) The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $62.2 million (December 31, 2003: $44.8 million). As of June 30, 2004 an amount of $48.6 million (December 31, 2003: $36.8 million) has been subscribed, leaving an outstanding commitment of $13.6 million (December 31, 2003: $8.0 million).

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

The Company is committed to approximately $13.4 million (CAN$18.0 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The Government has agreed to reimburse the Company $10.1 million (CAN$13.5 million). At the end of the contract, the Company is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

As a condition of the Pandemic contract, Shire Biochem, a wholly owned subsidiary, entered into an irrevocable standby letter of credit of $18.3 million (CAN$24.5 million). The standby letter of credit is collateralized by an equivalent amount of cash. It is expected that the collateralized cash will be released following closing of the impending disposal of the vaccines business and that the letter of credit will be discharged.

In addition, under another GOC contract, Biologics is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

(iii) Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $36.4 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

(iv) Technology Partnership Canada (TPC) research facility

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

The TPC agreed to a total contribution not to exceed $59.7 million (CAN$80.0 million). Such contribution is repayable to the TPC in the form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

As a condition of the TPC agreement, the Company has an obligation to build a vaccine research facility in Canada. The construction of the vaccine research center in Laval, Canada will represent an investment of approximately $26.6 million (CAN$35.6 million) and should be completed in December 2004.

The TPC agreement requires the Company to comply with certain conditions as outlined in the agreement. Any violation of such conditions allows the TPC to declare the Company in default and may result in repayment of all previous funding.

(v) METHYPATCH

In connection with the Company’s purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments which are linked to the future sales performance of the product. These payments could total $75 million.

(vi) DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain staged payments. The staged payments could reach an amount up to $3.0 million (CAN$4.0 million). The Company’s obligations to make these payments may, however, be reduced if and to the extent that competitive generic products erode sales of the relevant products by prescribed amounts on or before January 22, 2007.

(vii) FOSRENOL patent rights

In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US and $7.0 million when it is approved in the relevant European countries. As Shire will own the patents it will have no obligation to make royalty payments to AnorMED.

The agreement also provides Shire with a twelve-month option to purchase the Japanese patent for $6.0 million to be paid upon receipt of regulatory approval of FOSRENOL in Japan. On the exercise of the option, Shire’s royalty obligations to AnorMED for FOSRENOL sales in Japan will also cease. If the option is not exercised AnorMED will continue to be entitled to royalties in respect of sales of FOSRENOL in Japan.

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

(ii) Specific

There are various legal proceedings brought by and against the Company that are discussed in the Company’s Form 10-K for 2003. There are no material updates to the proceedings discussed in the Company’s Form 10-K since the filing of the Form 10-K, save as described below. There is no assurance that the Company will be successful in these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR

As discussed in the Company’s Form 10-K for 2003, in response to the submission by Impax Laboratories Inc. of an abbreviated new drug application, or ANDA, seeking permission to market its generic version of the 30 mg strength of ADDERALL XR prior to the expiration dates of certain of the Group’s patents, Shire Laboratories had filed suit seeking a ruling that the ANDA infringes certain of the Group’s patents. Shire Laboratories is also seeking an injunction to prevent Impax commercializing its ANDA product and damages in the event Impax does engage in commercialization of a generic version of ADDERALL XR prior to the expiration of the Group’s patents. A trial date of October 11, 2005 has now been set.

CARBATROL

As discussed in the Company’s Form 10-K for 2003, Nostrum Pharmaceuticals, Inc submitted an ANDA seeking permission to market its 300 mg strength of CARBATROL prior to the expiration dates of certain of the Group’s patents. Shire Laboratories filed suit against Nostrum seeking a ruling that Nostrum’s ANDA infringes certain of the Company’s patents, an injunction to prevent Nostrum from commercializing its ANDA product before expiration of the patents and damages in the event it does engage in such commercialization. By way of counterclaim, Nostrum is seeking a declaration that the Company’s patents are not infringed by Nostrum’s ANDA product and was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted.

13. Related parties

(i) NeuroChem Inc.

In April 2004 Shire BioChem Inc. (BioChem), a subsidiary of Shire, sold a Canadian property to NeuroChem Inc. for $7.8 million (CAN$10.5 million). Dr Bellini, a non-executive director of Biochem and, until May 10, 2003, a non-executive director of Shire and Mr Nordmann, a non-executive director of Shire are both directors of NeuroChem Inc. Dr Bellini had an indirect substantial interest in the issued share capital of Neurochem Inc. in April 2004.

(ii) ViroChem Pharma Inc.

In April 2004, Biochem contributed cash of $3.7 million (CAN$5.0 million), equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc., in return for an equity interest. Dr Bellini is a non-executive director of Biochem and, until May 10, 2003, was a non-executive director of Shire. Dr. Bellini had an indirect substantial interest in a company which is a co-investor in ViroChem Pharma Inc. in April 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited interim consolidated financial statements and related notes appearing elsewhere in this report.

Overview of the three months to June 30, 2004

Following a strategic review in 2003, the Company announced its new business model in July 2003. Shire will search, develop and market but will not invent. The Company will seek to acquire products with substantive patent protection rather than just three years’ Hatch-Waxman exclusivity. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible. As part of this strategy the Company has developed a plan to achieve closer interaction between its development, marketing and sales activities.

As a consequence of the change in strategy, the Company has announced:

  A North American site consolidation which commenced in 2004;

  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003; and

  The agreement to sell the Company’s Biologics (vaccines) business to ID Biomedical Corporation (IDB).

North American site consolidation
During the three months to June 30, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four, including the opening of a new US headquarters office, in Wayne, Pennsylvania. The Company will close its sites in Newport, Kentucky and Rockville, Maryland. Shire’s world headquarters will continue to be located in Basingstoke, UK. The current estimated cost of the reorganization of $55 million in 2004, is shown in more detail in Note 10 to the consolidated financial statements. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

There are inherent risks associated with any significant organizational change, including the possibility of disruption to the Company's business or the loss of key personnel. Although a project team has been set up to actively manage the process and the associated risks, delays to R&D projects, failure to attain sales targets or other disruption to the business could occur as a result of the reorganization.

Government of Canada (GOC)
As previously disclosed, Shire has been negotiating with the GOC, primarily in relation to the closure of the Lead Optimization business that occurred in August 2003 and the sale of the vaccines business. On April 8, 2004 Shire concluded these negotiations and subsequently entered into the following agreements:

(i) Closure of Lead Optimization
On April 8, 2004, Shire announced that it had entered into an agreement to contribute cash of $3.7 million (CAN$5.0 million), equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc (ViroChem), in return for a 14% equity interest in ViroChem’s share capital. Further to this agreement, Shire and ViroChem’s other investors have commitments to subscribe for future shares in ViroChem. Shire’s future commitment is $7.6 million (CAN$ 10.0 million). However if ViroChem undertakes further equity fundraisings after April 2007, Shire has agreed to contribute up to a maximum of an additional $7.6million (CAN$10 million).

(ii) Impending disposal of the vaccines business
On April 20, 2004, Shire announced that it had signed an agreement to sell the vaccines business to IDB, a Canadian-based biotechnology company. Closing of the transaction is subject to a number of conditions precedent, most of which have now been achieved. The Company expects that the remaining conditions precedent should be satisfied and closing should occur by September 30, 2004. Upon completion IDB will reimburse Shire for the net cost of operating the vaccines business from June 30, 2004.

As of June 30, 2004 the net assets of the vaccines business have been reclassified as being held for sale and have been written down to their fair value, in principal recognition of (i) the Company’s decision to sell the net assets; (ii) the Company’s sale agreement with IDB; and, (iii) an assessment by the Company that it is possible that all conditions precedent will be met and the sale transaction to IDB will be completed. The sale of the vaccines business has been classified as a discontinued operation because:

  the operations and cash flows of the vaccines business will be eliminated from the ongoing operations of Shire as a result of the impending disposal; and
  with the exception of the $100 million loan noted below, Shire will have no involvement in the continuing operations of the vaccines business after the impending disposal.

The total consideration for the sale will be $120 million of which $60 million will be received in cash in two equal installments, one at closing and the other on the first anniversary of the closing of the transaction. The remaining $60 million is expected to be received in common shares of IDB. If IDB completes one or more share offerings within 22 months of closing, Shire can elect to exchange all or part of their shares for all or part of $60 million of cash. Under the terms of the agreement, IDB is required to reimburse Shire at closing for the net cost of operating the vaccines business from June 30, 2004.

As part of the transaction Shire will enter into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following closing. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. This loan will be segregated into two components:

  a loan for injectable flu development with a minimum drawing of $30 million. The loan will be repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to certain minimum annual repayments in respect of the $30 million minimum drawing, to be made between 2007 and 2017.

  a loan for pipeline development limited to drawings of up to $70 million. The loan will be repayable out of income generated by IDB on future pipeline products developed using these drawings. This portion of the loan has no fixed repayment schedule.

Combined drawings on the two components of the loan facility cannot exceed $100 million.

In writing down the net assets held for sale to fair value, the Company recorded an expected loss on the disposition of the vaccines business of $44 million. In doing this, the Company has considered the recoverability of amounts in respect of the $70 million loan for pipeline development.

Recent developments

On July 24, 2004, in exchange for upfront, milestone and royalty payments, the Company out-licensed its global research, development and marketing rights for TROXATYL to Structural GenomiX Inc.

On July 29, 2004, the Company sold its vacant distribution center in Buffalo Grove, Illinois. The net cash proceeds from this sale were $3.4 million.

Results of operations for the three months ended June 30, 2004 and 2003

Overview

The results for the three months ended June 30, 2003 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	change %

Product sales	255,280	245,671	+4%
Licensing and development	5,482	702	+681%
Royalties	57,657	51,836	+11%
Other	2,541	-	n/a

Total	320,960	298,209	+8%

Product sales

For the three months to June 30, 2004, product sales increased $9.6 million (4%) to $255.3 million (2003: $245.7 million) and represented 80% of total revenues (2003: 82%). The following table provides an analysis of the Company’s key product sales:

	3 months to June 30 2004 $’000	3 months to June 30, 2003 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	143,484	102,429	+40%	+20%
AGRYLIN	33,974	36,551	-7%	+3%
PENTASA	26,433	24,754	+7%	+2%
CARBATROL	11,863	13,915	-15%	+14%
Others	39,526	68,022	-42%	n/a

	255,280	245,671	+4%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2004. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR
Sales of ADDERALL XR for the 3 months to June 30, 2004 were $143.5 million, an increase of 40% compared to prior year (2003: $102.4 million).

US prescriptions were up 20% over the same period, due primarily to an 18% increase in the total US ADHD market. ADDERALL XR had a 23% share of the total US ADHD market in June 2004 (June 2003: 22%), which reflects good continued sales growth in a competitive market.

The difference between sales growth and US prescription growth is largely due to the impact of price increases in November 2003 and June 2004, in addition to stocking by wholesalers to normalize inventory levels.

In January and August 2003 the Company was notified that Barr Laboratories Inc. had submitted Abbreviated New Drug Applications or ANDA’s under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL

XR, the Company’s extended release “once daily” treatment for ADHD, prior to the expiration date of certain of the Company’s US patents. The Company has filed suits against Barr seeking rulings that Barr’s product infringes certain of the Company’s US patents, injunctions preventing Barr from commercializing its ANDA product before expiration of the relevant patents and damages in the event Barr does engage in commercialization.

The Company was notified in November 2003 that Impax Laboratories Inc. has submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR, prior to the expiry of the Company’s US patents. The Company has filed suit against Impax seeking a ruling that Impax’s product infringes certain of the Company’s US patents, an injunction to prevent Impax commercializing its ANDA product before expiration of the relevant patents and damages in the event Impax does engage in commercialization. A trial date of October 11, 2005 has been set. See Item 1 of Part II of this Form 10Q: Legal Proceedings.

AGRYLIN
Worldwide sales of AGRYLIN for the three months to June 30, 2004 were $34.0 million, a decrease of 7% compared to the prior year (2003: $36.6 million).

Although US prescription volumes were up by 3% between comparable periods, modest de-stocking by wholesalers in the US drove the decreases in sales between comparative quarters. For the three months to June 30, 2004 sales outside the US market, where AGRYLIN is currently available on a named patient basis only, showed good growth.

AGRYLIN had a 27% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in June 2004 (June 2003: 27%).

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. Pediatric exclusivity has been granted by the FDA, which extends existing exclusivity to September 2004. After this time it is expected to face generic competition.

The expected launch of XAGRID in the EU (the trade name of AGRYLIN in the EU) in the second half of 2004 will help to drive some growth from markets outside the US.

PENTASA
Sales of PENTASA for the three months to June 30, 2004 were $26.4 million, an increase of 7% compared to prior year (2003: $24.8 million).

US prescription volumes were up 2% over the same period.

The sales growth for the quarter is in excess of prescription growth due to a price increase in November 2003.

PENTASA had a 17% share of the total US oral mesalamine/olsalazine prescription market in June 2004 (June 2003: 17%).

CARBATROL
Sales of CARBATROL for the three months to June 30, 2004 were $11.9 million, a decrease of 15% compared to the prior year (2003: $13.9 million).

US prescription volumes were up 14% over the same period, due to the impact of promotional efforts.

The reported growth has been negatively impacted by some wholesaler de-stocking in the quarter combined with a modest increase in sales deductions.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in June 2004 (2003: 38%).

In August 2003, the Company received notification that Nostrum Pharmaceuticals Inc. had submitted an ANDA seeking permission to market its generic version of the 300mg strength of CARBATROL prior to the expiry of the Company’s US patents for CARBATROL. Shire filed suit against Nostrum for patent infringement in September 2003. See Item 1 of Part II of this Form 10Q: Legal Proceedings.

Product sales by operating segment

The following table presents the product sales of the Company by operating segment:

	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	change %

US	210,004	209,607	-
International	45,276	36,064	+26%

Total product sales	255,280	245,671	+4%

Of the Company’s four reportable operating segments only two generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 82% in the three months to June 30, 2004 (2003: 85%).

The 26% product sales growth in the International market was driven by AGRYLIN ($1.7 million), ADDERALL XR in Canada ($2.5 million) and CALCICHEW ($3.3 million). In addition favorable movements in foreign exchange rates contributed to sales growth.

As a result of the impending disposal of the vaccines business, the Biologics segment is no longer an operating segment of the Company.

Royalties

Royalty revenue increased 11% to $57.7 million for the 3 months to June 30, 2004 (2003: $51.8 million). The following table provides an analysis of Shire’s royalty income:

	3 months to June 30, 2004 $’000	3 months to June 30, 2003 $’000	change %

3TC	39,636	37,540	+6%
ZEFFIX	6,802	5,721	+19%
Others	11,219	8,575	+31%

Total	57,657	51,836	+11%

3TC
Royalties from 3TC for the three months to June 30, 2004 were $39.6 million, an increase of 6% compared to the three months to June 30, 2003 ($37.5 million). This was primarily due to the impact of foreign exchange movements but also continued growth in the nucleoside analogue market for HIV in Western Europe.

For 3TC, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the three months to June 30, 2004 were $298 million, an increase of 6% compared to the three months to June 30, 2003 ($281 million).

ZEFFIX
Royalties from ZEFFIX for the three months to June 30, 2004 were $6.8 million, an increase of 19% compared to the three months to June 30, 2003 ($5.7 million). The product continues to show strong growth in Japan, the US and the UK and is expected to grow strongly in China. Foreign exchange movements also positively impacted performance in the quarter.

For ZEFFIX, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the three months to June 30, 2004, were $60 million, an increase of 15% compared to the three months to June 30, 2003 ($52 million).

Other
Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Johnson & Johnson (J&J), with the exception of the UK and Ireland where a commercialization partnership with J&J existed for the 3 months to March 31, 2004. With effect from March 31, 2004 the Company acquired the exclusive commercialization rights to REMINYL in the UK and Ireland.

Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Cost of product sales

For the three months to June 30, 2004, the cost of product sales amounted to 11% of product sales (2003: 15%). The decrease is driven by a change in the product mix, with an increased percentage of income being derived from higher margin products.

Research and development (R&D)

R&D expenditure increased from $44.8 million in the three months to June 30, 2003 to $47.4 million in the three months to June 30, 2004. Expressed as a percentage of total revenues, R&D expenditure in the three months to June 30, 2004 was 15% (2003: 15%). The R&D expenditure as a percentage of total revenues has decreased compared with historical levels as a result of the accounting applied to the impending disposal of the vaccines business.

Selling, general and administrative

Selling, general and administrative expenses, excluding depreciation and amortization, increased from $101.7 million in the three months to June 30, 2003 to $105.1 million in the three months to June 30, 2004, an increase of 3%. As a percentage of product sales, these expenses were 41% (2003: 41%).

The increase in expenditure primarily relates to additional advertising and promotional spend.

The depreciation charge for the three months to June 30, 2004 was $3.1 million (2003: $2.9 million).

The amortization charge for the three months to June 30, 2004 was $10.0 million (2003: $9.1 million). The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products.

Reorganization costs

During the three months to June 30, 2004, $18.2 million of reorganization costs were incurred. These primarily related to employee severance and relocation costs and the write-down of property, plant and equipment. For further information, see the Liquidity and Capital resources section of this Form 10-Q.

Interest income and expense

For the three months to June 30, 2004, the Company received interest income of $4.4 million (2003: $4.3 million).

Interest expense decreased from $2.7 million in the three months to June 30, 2003 to $2.1 million in the three months to June 30, 2004, as a result of the partial buy back of the convertible notes in the second quarter of 2003.

Other income/(expense), net

For the three months to June 30, 2004, other income totaled $14.1 million (2003: expense of $4.9 million). The income in the three months to June 30, 2004 was primarily due to the realized gain on the sale of a portfolio investment. The expense in the three months to June 30, 2003 primarily related to the write-down of certain portfolio investments.

Taxation

The effective rate of tax on continuing operations for the three months to June 30, 2004 was 30% (2003: 26%). At June 30, 2004, net deferred tax assets of $70.4 million were recognized (December 31, 2003: $63.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in earnings/(losses) of equity method investees

During the three months to June 30, 2004 the Company received $1.2 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2003: $0.9 million). In the three months to June 30, 2003, a loss of $2.1 million was incurred representing a 50% share of the losses in Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

The vaccines business impacted net income with losses of $11.3 million and $7.2 million for the 3 months to June 30, 2004 and 2003. In writing down the net assets held for sale to fair value the Company has recorded an expected loss on the disposition of the vaccines business of $44.2 million in the three months to June 30, 2004.

Results of operations for the six months ended June 30, 2004 and 2003

Overview

The results for the six months ended June 30, 2003 and March 31, 2004 have been restated to reflect the disposal of our vaccines business, which was accounted for as a discontinued operation.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000	change %

Product sales	519,874	500,232	+4%
Licensing and development	7,397	1,096	+575%
Royalties	113,802	99,599	+14%
Other	3,487	7	n/a

Total	644,560	600,934	+7%

Product sales

For the six months to June 30, 2004, product sales increased $19.7 million (4%) to $519.9 million (2003: $500.2 million) and represented 80% of total revenues (2003: 84%). The following table provides an analysis of the Company’s key product sales:

	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	282,946	217,592	+30%	+21%
AGRYLIN	72,274	76,225	-5%	+3%
PENTASA	53,680	54,473	-1%	+2%
CARBATROL	27,648	23,336	+18%	+15%
Others	83,326	128,606	-35%	N/a

	519,874	500,232	+4%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2004. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR
Sales of ADDERALL XR for the 6 months to June 30, 2004 were $282.9 million, an increase of 30% compared to prior year (2003: $217.6 million).

US prescriptions were up 21% over the same period, due primarily to a 20% increase in the total US ADHD market.

The difference between sales growth and US prescription growth is due to the impact of price increases in November 2003 and June 2004 and stocking by wholesalers to normalize inventory levels, offset in part by higher Medicaid rebates.

ADDERALL XR increased its share of the total US ADHD market to 23% in June 2004 (June 2003: 22%), despite increased competition within the market.

In January and August 2003 the Company was notified that Barr Laboratories Inc. had submitted Abbreviated New Drug Applications or ANDA’s under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR, the Company’s extended release “once daily” treatment for ADHD, prior to the expiration date of certain of the Company’s US patents. The Company has filed suits against Barr seeking rulings that Barr’s product infringes certain of the Company’s US patents, injunctions preventing Barr from commercializing its ANDA product before expiration of the relevant patents and damages in the event Barr does engage in commercialization.

The Company was notified in November 2003 that Impax Laboratories Inc. has submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of ADDERALL XR, prior to the expiry of the Company’s US patents. The Company has filed suit against Impax seeking a ruling that Impax’s product infringes certain of the Company’s US patents, an injunction to prevent Impax commercializing its ANDA product before expiration of the relevant patents and damages in the event Impax does engage in commercialization. A trial date of October 11, 2005 has been set. See Item 1 of Part II of this Form 10Q: Legal Proceedings.

AGRYLIN
Worldwide sales of AGRYLIN for the six months to June 30, 2004 were $72.3 million, a decrease of 5% compared to the prior year (2003: $76.2 million).

Although US prescription volumes were up by 3% between comparable periods, modest de-stocking by wholesalers in the US in the six months to June 30, 2004, along with some wholesaler stocking in the six months to June 30, 2003 drove the decrease in sales between comparative periods. For the six months to June 30, 2004, sales outside the US market, where AGRYLIN is currently available on a named patient basis only, showed good growth.

AGRYLIN had a 27% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in June 2004 (June 2003: 27%).

AGRYLIN remains the only product specifically approved for essential thrombocythemia in the US. Pediatric exclusivity has been granted by the FDA, which extends existing exclusivity to September 2004. After this time it is expected to face generic competition.

The expected launch of XAGRID in the EU (the trade name of AGRYLIN in the EU), in the second half of 2004, will help to drive some growth from markets outside the US.

PENTASA
Sales of PENTASA for the six months to June 30, 2004 were $53.7 million, a decrease of 1% compared to prior year (2003: $54.5 million).

US prescription volumes were up 2% over the same period.

The sales growth for the six months to June 30, 2004 is below prescription growth due to customer stocking that occurred in the six months to June 30, 2003, which more than offset the effect of the price increase in November 2003.

PENTASA had a 17% share of the total US oral mesalamine/olsalazine prescription market in June 2004 (June 2003: 17%).

CARBATROL
Sales of CARBATROL for the six months to June 30, 2004 were $27.6 million, an increase of 18% compared to prior year (2003: $23.3 million).

US prescription volumes were up 15% over the same period, due to the impact of promotional efforts.

Sales growth for the six months to June 30, 2004 exceeds prescription growth due to price increases. This growth has been negatively impacted by some wholesaler de-stocking combined with a modest increase in sales deductions.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in June 2004, compared with 38% in June 2003.

In August 2003, the Company received notification that Nostrum Pharmaceuticals Inc. had submitted an ANDA seeking permission to market its generic version of the 300mg strength of CARBATROL prior to the expiry of the Company’s US patents for CARBATROL. Shire filed suit against Nostrum for patent infringement in September 2003. See Item 1 of Part II of this Form 10Q: Legal Proceedings.

Product sales by operating segment

The following table presents the product sales of the Company by operating segment:

	6 months to June 30, 2004 $’000	6 months to June 30, 2003 $’000	change %

US	433,300	429,570	+1%
International	86,574	70,662	+23%

Total product sales	519,874	500,232	+4%

Of the Company’s four reportable operating segments, only two generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 83% in the three months to June 30, 2004 (2003: 86%).

The 23% product sales growth in the International market was primarily driven by favorable movements in foreign exchange rates, in addition to growth of AGRYLIN ($3.6 million), ADDERALL XR in Canada ($2.8 million) and CALCICHEW ($5.5 million).

As a result of the impending disposal of the vaccines business the Biologics segment is no longer an operating segment of the Company.

Royalties

Royalty revenue increased 14% to $113.8 million for the six months to June 30, 2004 (2003: $99.6 million). The following table provides an analysis of Shire’s royalty income:

	6 months to June 30, 2004 $' 000	6 months to June 30, 2003 $'000	change %

3TC	77,802	71,679	+9%
ZEFFIX	13,140	12,120	+8%

Others	22,860	15,800	+45%

Total	113,802	99,599	+14%

3TC
Royalties from 3TC for the six months to June 30, 2004 were $77.8 million, an increase of 9% compared to the six months to June 30, 2003 ($71.7 million). This was primarily due to the impact of foreign exchange movements but also continued growth in the nucleoside analogue market for HIV in Western Europe.

For 3TC, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the six months to June 30, 2004 were $587 million, an increase of 7% compared to the six months to June 30, 2003 ($548 million).

ZEFFIX
Royalties from ZEFFIX for the six months to June 30, 2004 were $13.1 million, an increase of 8% compared to the six months to June 30, 2003 ($12.1 million). The product continues to show strong growth in Japan, the US and the UK and is expected to grow strongly in China. Foreign exchange movements also positively impacted performance in the six months.

For ZEFFIX, Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the six months to June 30, 2004, were $115 million, an increase of 14% compared to the six months to June 30, 2003 ($101 million).

Other
Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Johnson & Johnson (J&J), with the exception of the UK and Ireland where a commercialization partnership with J&J existed for the three months to March 31, 2004. With effect from March 31, 2004, the Company acquired the exclusive commercialization rights to REMINYL in the UK and Ireland.

Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Cost of product sales

For the six months to June 30, 2004, the cost of product sales amounted to 12% of product sales (2003: 15%). The decrease is driven by a change in the product mix, with more income coming from higher margin products.

Research and development (R&D)

R&D expenditure decreased from $94.8 million in the six months to June 30, 2003 to $86.0 million in the six months to June 30, 2004. Expressed as a percentage of total revenues, R&D expenditure was 13% (2003: 16%). This expenditure is below normal levels partially due to the phasing of project spend and partially as a result of the accounting applied to the impending disposal of the vaccines business.

Selling, general and administrative

Selling, general and administrative expenses, excluding depreciation and amortization, increased from $211.4 million in the six months to June 30, 2003 to $225.5 million in the six months to June 30, 2004, an increase of 7%. As a percentage of product sales, these expenses were 43% (2003: 42%).

The increase in expenditure relates to additional advertising and promotional spend predominately ADDERALL XR. The six months ended June 30, 2003 also included pension top-up contributions and contractual termination costs for our former Chief Executive totalling $7.2 million.

The depreciation charge for the six months to June 30, 2004 was $6.5 million (2003: $5.4 million).

The amortization charge for the six months to June 30, 2004 was $19.1 million (2003: $17.1 million). The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products.

Reorganization costs

During the six months to June 30, 2004, $22.0 million of reorganization costs were incurred. These primarily relate to employee severance and relocation costs and the write-down of property, plant and equipment. For further information, see the Liquidity and Capital resources section of this Form 10-Q.

Interest income and expense

For the six months to June 30, 2004, the Company received interest income of $8.4 million (2003: $9.4 million). The decrease is due to the reduction in interest rates more than offsetting the benefit of the increased cash balances.

Interest expense decreased from $5.3 million in the six months to June 30, 2003 to $4.2 million in six months to June 30, 2004, as a result of the partial buy back of the convertible notes in the second quarter of 2003.

Other income/(expense), net

For the six months to June 30, 2004, other income totaled $9.3 million (2003: expense of $9.8 million). The income in the six months to June 30, 2004 was primarily due to the realized gain on the sale of a portfolio investment offset by the write down of certain portfolio investments. The expense in the six months to June 30, 2003 primarily related to the write-down of certain portfolio investments.

Taxation

The effective rate of tax on continuing operations for the six months to June 30, 2004 was 28% (2003: 26%) and it is anticipated that this effective rate on continuing operations will remain for the full year. At June 30, 2004, net deferred tax assets of $70.4 million were recognized (December 31, 2003: $63.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe that it is more likely than not that the deferred tax assets will be realized.

Equity in earnings/(losses) of equity method investees

During the six months to June 30, 2004 the Company received $2.2 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2003: $1.5 million). In the six months ending June 30, 2003, a loss of $3.2 million was also incurred representing a 50% share of the losses in Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

The vaccines business impacted net income with losses of $20.1 million and $12.9 million for the six months to June 30, 2004 and 2003. In writing down the net assets held for sale to fair value the Company has recorded an expected loss on the disposition of the vaccines business of $44.2 million in the six months to June 30, 2004.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	$' 000	$' 000

Cash and cash equivalents	1,307,130	1,103,041
Restricted cash	48,244	6,795

Marketable securities	272,157	304,129

Gross cash funds, including restricted cash	1,627,531	1,413,965

Total debt	(376,168)	(376,307)

Net cash funds, including restricted cash	1,251,363	1,037,658

Cash flow activity
Net cash provided by operating activities for the six months to June 30, 2004 was $233.7 million compared to $97.0 million for the six months to June 30, 2003. This increase in cash provided by operating activities was primarily the result of an increase in net income, a change in the provision for rebates and returns and a change in working capital. These changes resulted from an increase in the estimate of return and the timing of payments.

Net cash used in investing activities was $5.0 million in the six months to June 30, 2004. This was primarily due to outflows of $41.4 million of cash becoming restricted and $31.5 million of net capital expenditure on long-term investments, intangible assets and property, plant and equipment partially offset by a reduction of $32.0 million of cash placed on short-term deposit and proceeds from the sale of a listed investment of $26.7 million. Capital expenditure on plant and equipment for the six months to June 30, 2004 was $14.0 million, with the main expenditure being in relation to the manufacturing facility in Owing Mills ($6.0 million) and computer software ($3.9 million). Other capital expenditure related to the purchase of long-term investments ($5.5 million) and the purchase of intangible assets ($12.0 million) relating to the purchase of the commercialization rights of REMINYL in the UK and Ireland.

This is in comparison to the six months to June 30, 2003 where investing activities provided $48.0 million of cash. This was due to an inflow of $101.4 million by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments, intangible assets and property, plant and equipment of $53.4 million. Capital expenditure on property, plant and equipment was $26.4 million, which primarily related to the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK. Other capital expenditure related to the purchase of intangible assets of $25.5 million, primarily METHYPATCH for $25.0 million, and long-term investments ($1.5 million).

The Company’s financing activities for the six months to June 30, 2004 provided $5.5 million, which included $5.4 million received from exercises of employee stock options. Financing activities for the six months ended June 30, 2003, which totalled an $80.0 million outflow, included $52.4 million paid for the redemption of common stock, $2.3 million received from the exercise of employee stock options and redemption of the 2% convertible loan notes of $29.8 million.

Reorganization
As discussed in Note 1 to the condensed unaudited consolidated financial statements included in this Form 10-Q, the Company has developed a plan to achieve closer interaction between its development, marketing and sales activities.

This plan requires a variety of actions by the Company, the most significant of which is the consolidation of the North American sites from fourteen sites to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The cost of the reorganization is currently estimated to be $55 million in 2004, and the reorganization is expected to be completed towards the end of 2005. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The main types of costs that will be incurred are as follows:

  The severance of employees;
  Retention payments to key employees;
  The relocation of employees;
  Lease termination costs; and
  Other incremental costs associated with the site closures, such as legal, consultancy, the write down of property, plant and equipment and duplicate facilities.
The reorganization will result in:
  the severance of 180 Shire employees. As of June 30, 2004, 20 employees had left the Company;

  retention payments to key employees;

  the relocation of 76 Shire employees to Wayne, Pennsylvania. As of June 30, 2004, 8 employees had relocated; and

  other costs including consultancy costs and the write down of property, plant and equipment.

In addition to the above, the recruitment plan for the office in Wayne, Pennsylvania is well under way.

The Company estimates that the first site will close towards the end of 2004.

The following table presents the cost of the reorganization recorded to date and the total estimated costs for the reorganization which will be incurred in 2004 and 2005. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

	Costs incurred in 6 months to June 30, 2004 $m	Total costs incurred to June 30, 2004 $m	Total estimated costs of reorganization $m

Employee severance	7.5	9.9	15-20
Relocation costs	7.2	7.9	10-15
Lease termination costs	-	-	10-15
Other costs	3.5	4.2	15-20

	18.2	22.0	50-70

Obligations and commitments

Outstanding borrowings

Total borrowings as of June 30, 2004 were $376.2 million (December 31, 2003: $376.3 million). The main component of borrowings is $370.2 million (December 31, 2003: $370.2 million) in guaranteed convertible loan notes due 2011.

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

The decision as to whether a note holder should exercise a put option will depend on a number of factors, particularly the price of Shire shares at the put date and the likelihood of the Company’s share price exceeding the conversion threshold price. The conversion threshold price is equivalent to $20.15 or £11.11 (at the closing exchange rate on June 30, 2004) for Shire ordinary shares and $60.46 for Shire ADSs. If the price of Shire ordinary shares at the first put date of August 21, 2004 remains at a level similar to that at June 30, 2004 of £4.82 ($26.72 for Shire ADSs), the Company’s expectation is that note holders will choose to exercise their put options and therefore the Company has reclassified this debt as a current liability. The Company currently has adequate resources from which it could satisfy repayment of the entire convertible debt principal of $370.2 million.

Contractual obligations

At June 30, 2004 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2003 Form 10-K and Form 10-Q for the three months to March 31, 2004 as follows:

Purchase obligations

Shire has commitments to subscribe for future shares in ViroChem of $7.5 million (CAN$10.0 million). This subscription will become due within one to three years.

During the quarter there was a payment of $12.0 million, which was due in respect of the purchase of an intangible asset.

Interests in companies and partnerships

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $62.2 million (December 31, 2003: $44.8 million). As of June 30, 2004 an amount of $48.6 million (December 31, 2003: $36.8 million) has been subscribed, leaving an outstanding commitment of $13.6 million (December 31, 2003: $8.0 million).

Impending disposal of the vaccines business
The commitments disclosed in "Government of Canada", "Vaccine production facility" and "Technology Partnership Canada" research facility below will be transferred to IDB as part of the impending disposal of the vaccines business.

Government of Canada

In 2001 the Company signed a ten-year non-cancelable contract with the Government of Canada (GOC) to assure a state of readiness in the case of an influenza pandemic (worldwide epidemic) and to provide influenza vaccine for all Canadian citizens in such an event (hereinafter referred to as the Pandemic contract).

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

The Company is committed to approximately $13.4 million (CAN$18.0 million) of capital expenditure for the purpose of achieving the level of pandemic readiness required in the Pandemic contract. The Government has agreed to reimburse the Company $10.1 million (CAN$13.5 million). At the end of the contract, the Company is committed to buy back any unused and unexpired materials and capital assets reimbursed by the GOC (at net book value) that can be used for production of trivalent vaccine or other products.

As a condition of the Pandemic contract, Shire Biochem, a wholly owned subsidiary, entered into an irrevocable standby letter of credit of $18.3 million (CAN$24.5 million). The standby letter of credit is collateralized by an equivalent amount of cash. It is expected that the collateralized cash will be released following closing of the impending disposal of the vaccines business and that the letter of credit will be discharged.

In addition, under another GOC contract, Biologics is required to supply the GOC with a substantial proportion of its annual influenza vaccine requirements over a ten-year period ending March 2011. Subject to mutual agreement, the contract can be renewed for a further period of between one and ten years.

Vaccine production facility

The Company is also committed to the expansion of its vaccine production facility located in Quebec City. A new building will be located alongside the existing vaccine production facility in the Quebec Metro High Tech Park for an estimated $36.4 million (CAN$48.8 million). Construction of this facility commenced in November 2003. It is expected that this facility will be operational in 2006.

Technology Partnership Canada (TPC) research facility

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

The TPC agreed to a total contribution not to exceed $59.7 million (CAN$80.0 million). Such contribution is repayable to the TPC in the form of royalties on the net sales value (gross invoiced amounts less discounts, taxes and delivery costs) if the products become commercialized. The Company is obligated to pay such royalties in the period to December 31, 2016. No amounts have been accrued with respect to this obligation as the conditions for repayment have not yet been met.

As a condition of the TPC agreement, the Company has an obligation to build a vaccine research facility in Canada. The construction of the vaccine research center in Laval, Canada will represent an investment of approximately $26.6 million (CAN$35.6 million) and should be completed in December 2004.

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

DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain staged payments. The staged payments could reach an amount up to $3.0 million (CAN$4.0 million). The Company’s obligations to make these payments may, however, be reduced if and to the extent that competitive generic products erode sales of the relevant products on or before January 22, 2007.

FOSRENOL patent rights

In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US and $7.0 million when it is approved in the relevant European countries. As Shire will own the patents it will have no obligation to make royalty payments to AnorMED.

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

Shire anticipates that its operating cash flow together with available cash, cash equivalents and marketable securities will be sufficient to meet its anticipated future operating expenses, capital expenditures (including planned expansions at its facilities), debt service and lease obligations as they become due over the next twelve months (including the possible repayment of the convertible notes). The Company’s strategy of continued growth contemplates the possibility of growth through acquisitions of other businesses and the purchase of intangible assets, should appropriate opportunities become available. If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of its capital stock.

Based on the Company’s assessment of its material contractual obligations and commercial commitments, there is no known trend, demand, event or uncertainty that is reasonably likely to have a materially adverse effect on its consolidated results of operations, financial condition or liquidity.

Accounting Pronouncements adopted during the period

FIN 46R
In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities (VIE), an interpretation of Accounting Research Bulletin (ARB) No. 51" (FIN 46R), which requires a VIE to be consolidated by a Company that will absorb a majority of the VIE’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.

Prior to the adoption of FIN 46R, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46R applied immediately to VIEs created after January 31, 2003, however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46R prior to the deferred effective date was permitted. The adoption of FIN 46R had no impact on the Company.

New accounting pronouncements

EITF 03-01
In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18’s equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-01 to have an impact on the Company.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Group’s market risk exposure since December 31, 2003. Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a detailed discussion of the Group’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2004. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against the Company that are discussed in the Company’s Form 10-K for 2003. There are no material updates to the proceedings discussed in the Company’s Form 10-K since the filing of the Form 10-K, save as described below. There is no assurance that the Company will be successful in these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR
As discussed in the Company’s Form 10-K for 2003, in response to the submission by Impax Laboratories Inc. of an abbreviated new drug application, or ANDA, seeking permission to market its generic version of the 30 mg strength of ADDERALL XR prior to the expiration dates of certain of the Group’s patents, Shire Laboratories had filed suit seeking a ruling that the ANDA infringes certain of the Group’s patents. Shire Laboratories is also seeking an injunction to prevent Impax commercializing its ANDA product and damages in the event Impax does engage in commercialization of a generic version of ADDERALL XR prior to the expiration of the Group’s patents. A trial date of October 11, 2005 has now been set.

CARBATROL
As discussed in the Company’s Form 10-K for 2003, Nostrum Pharmaceuticals, Inc submitted an ANDA seeking permission to market its 300 mg strength of CARBATROL prior to the expiration dates of certain of the Group’s patents. Shire Laboratories filed suit against Nostrum seeking a ruling that Nostrum’s ANDA infringes certain of the Company’s patents, an injunction to prevent Nostrum from commercializing its ANDA product before expiration of the patents and damages in the event it does engage in such commercialization. By way of counterclaim, Nostrum is seeking a declaration that the Company’s patents are not infringed by Nostrum’s ANDA product and was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on June 16, 2004. The following resolutions were adopted by the margins indicated:

1. Ordinary resolution to receive and consider the report of the directors' and the accounts for the year ended December 31, 2003

For	Against	Abstentions
335,796,002	253,136	3,453,452

2. Ordinary resolution to re-elect Dr James Henry Cavanaugh as a Director.

For	Against	Abstentions
332,639,514	6,778,765	84,311

3. Ordinary resolution to re-elect Dr Barry John Price as a Director.

For	Against	Abstentions
331,615,623	6,771,673	1,115,294

4. Ordinary resolution to elect Mr Robin William Turnbull Buchanan as a Director.

For	Against	Abstentions
332,648,452	6,770,518	83,620

5. Ordinary resolution to elect Mr David John Kappler as a Director

For	Against	Abstentions
332,650,302	6,765,130	87,158

6. Ordinary resolution to re-appoint Deloitte & Touche LLP as Auditors and authorize the Audit Committee of the Board  to fix their remuneration.

For	Against	Abstentions
316,596,827	6,260,412	16,645,351

7. Ordinary resolution to approve the Directors' remuneration report for the financial year ended December 31, 2003.

For	Against	Abstentions
321,854,131	12,283,161	5,365,298

8. Ordinary resolution to generally and unconditionally authorize the directors, in substitution for all existing authorities (save to the extent the same may have been exercised by the issue of relevant securities (within the meaning of Section 80 of the Companies Act 1985) prior to June 16, 2004 or by reason of any offer or agreement made prior to June 16, 2004 which would or might require relevant securities to be allotted on or after June 16, 2004), to exercise all or any of the powers of the Company to allot relevant securities up to an aggregate nominal amount equal to £7,997,400 for a period expiring (unless previously renewed, varied or revoked by the Company in general meeting) on the earlier of fifteen months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2005 save that the Company may before such expiry make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the directors may allot relevant securities pursuant to any such offer or agreement as if the authority conferred hereby had not expired.

For	Against	Abstentions

330,958,287	2,845,855	5,698,448

9. Special resolution subject to the passing of the previous resolution, and in substitution for all existing authorities, to empower the directors pursuant to Section 95 of the Companies Act 1985 to allot equity securities (within the meaning of Section 94(2) of the Companies Act 1985) for cash pursuant to the authority conferred by the passing of the previous resolution and/or where such allotment constitutes an allotment of equity securities by virtue of Section 94(3A) of the Companies Act 1985 as if Section 89(1) of the Companies Act 1985 did not apply to such allotments provided that this power:

(a)	shall expire after the earlier of fifteen months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2005, save that the Company may before such expiry make an offer or agreement which would or might require equity securities to be allotted after such expiry and the directors may allot equity securities pursuant to any such offer or agreement as if the power conferred hereby had not expired; and

(b)	shall be limited to:

	(i)	the allotment of equity securities in connection with a rights issue, open offer or other pre-emptive offer to holders of ordinary shares (excluding any shareholder holding shares as treasury shares) and to holders of non-voting exchangeable shares in the capital of Shire Acquisition Inc. ("Exchangeable Shares") in proportion (as nearly as may be, and on the basis that each Exchangeable Share is equivalent to three ordinary shares) to their existing holdings, or to holders of ordinary shares alone in proportion (as nearly as may be) to their existing holdings of ordinary shares, but subject in each case to the directors having a right to make such exclusions or other arrangements in connection with such offerings as the directors may deem necessary or expedient:

		(1)	to deal with equity securities representing fractional entitlements;

		(2)	to deal with ordinary shares represented by depositary receipts; and

		(3)	to deal with legal or practical problems under the laws of, or requirements of any recognized regulatory body or any stock exchange in, any territory or any other matter whatsoever; and

	(ii)	the allotment of equity securities for cash otherwise than pursuant to paragraph (b)(i) up to an aggregate nominal amount of £1,199,610.

For	Against	Abstentions
332,351,240	1,273,952	5,877,398

10. Special resolution to generally and unconditionally authorize the directors to make market purchases (within the meaning of Section 163(3) of the Companies Act 1985) of ordinary shares in the capital of the Company, provided that:

(a)	the maximum number of ordinary shares hereby authorized to be purchased is 47,985,315 (representing 10% of the Company’s issued share capital at May 4, 2004);

(b)	the minimum price, exclusive of any expenses, which may be paid for an ordinary share is 5 pence;

(c)	the maximum price, exclusive of any expenses, which may be paid for an ordinary share is an amount equal to 5% above the average of the middle market quotations for an ordinary share in the Company taken from the London Stock Exchange Daily Official List for the five business days immediately preceding the day on which such shares are contracted to be purchased;

(d)	the authority hereby conferred shall expire at the conclusion of the next Annual General Meeting of the Company to be held after the date hereof (except that the Company may make a contract to purchase ordinary shares under this authority before the expiry of this authority, which will or may be executed wholly or partly after the expiry of this authority, and may make purchases of ordinary shares in pursuance of any such contract as if such authority had not expired).

For	Against	Abstentions
339,085,170	300,566	116,854

11. Ordinary resolution, to authorize the Company, in accordance with section 347C of the Companies Act 1985:

(a)	to make donations to EU political organizations, as defined by Section 347A of the Companies Act 1985, not exceeding £25,000 in total; and

(b)	to incur EU political expenditure as defined by Section 347A of the Companies Act 1985 not exceeding £25,000 in total,

during the period beginning with the date of the passing of this resolution and ending on the earlier of 15 months after the date of this resolution and the conclusion of the Company’s Annual General Meeting to be held in 2005.

For	Against	Abstentions
321,572,195	10,496,744	7,433,651

Matthew Emmens, Angus Russell, Dr James Cavanaugh, Dr Barry Price, David Kappler, Robin Buchanan, Ronald Nordmann and the Hon. James Andrews Grant continued in their term of office subsequent to the Annual General Meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Asset Purchase Agreement governing the purchase of certain assets of Shire BioChem Inc. by ID Biomedical Corporation dated April 19, 2004 and Schedule 1.1(fff) thereof. Shire has requested confidential treatment of certain portions of this exhibit.

31.1	Certification of Matthew Emmens pursuant to Rule 13a-14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a-14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the second quarter ended June 30, 2004, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

A report on Form 8-K was filed on April 1, 2004 that included the Company’s News Release, announcing that the Company had acquired the full marketing rights to REMINYL in the United Kingdom and Ireland.

A report on Form 8-K was filed on April 15, 2004, that included the Company’s News Release, announcing the timing of its presentation of results for the first quarter 2004.

A report on Form 8-K was filed on April 19, 2004, that included the Company’s News Release, announcing an amendment to the timing of its presentation of results for the first quarter 2004.

A report on Form 8-K was filed on April 29, 2004 that included the Company’s News Release, announcing the Company’s results for the first quarter of 2004.

A report on Form 8-K was filed on May 4, 2004 that included the Company’s News Release, announcing that a director of the Company had exercised options granted to him and subsequently sold these and additional shares.

A report on Form 8-K was filed on May 7, 2004, that included the Company’s News Release, announcing six monthly results of various option schemes of the Company.

A report on Form 8-K was filed on May 12, 2004, announcing a holding by Barclays plc and its associated companies in the ordinary share capital of Shire.

A report of Form 8-K was filed on May 21, 2004 that included the Company’s News Release, announcing the availability for inspection of copies of the Company’s Annual Report and Accounts for the year ended December 31, 2002.

A report on Form 8-K was filed on May 25, 2004, that included the Company’s News Release, announcing the appointment of a new Chief Scientific Officer and Executive, Vice President of Global Research & Development and member of the Executive Committee.

A report on Form 8-K was filed on May 28, 2004, that included the Company’s News Release, announcing the application for the listing of additional shares to the UK Listing Authority and the London Stock Exchange in accordance with the terms of the Merger Agreement with BioChem Pharma Inc.

A report on Form 8-K was filed on May 28, 2004, that included the Company’s News Release, announcing the approval of an additional six months exclusivity for AGRYLINTM (anagrelide hydrochloride) by the United States Food & Drug Administration (FDA).

A report on Form 8-K was filed on June 10, 2004, that included the Company’s News Release, announcing the holdings by FMR Corporation and its direct and indirect subsidiaries and Fidelity International Limited and its direct and indirect subsidiaries in the ordinary share capital of Shire.

A report on Form 8-K was filed on June 15, 2004, that included two of the Company’s News Releases, announcing that a non-executive director of the Company had exercised an option granted to him and acquired ordinary shares of the Company, and that certain of the Company’s directors had been granted options over ordinary shares of the Company.

A report on Form 8-K was filed on June 16, 2004, that included the Company’s News Release, announcing the results of the Annual General Meeting.

A report on Form 8-K was filed on June 18, 2004, that included two of the Company’s News Releases, announcing the holdings by FMR Corporation and its direct and indirect subsidiaries and Fidelity International Limited and its direct and indirect subsidiaries in the ordinary share capital of Shire, and the availability for inspection of documents detailing certain resolutions passed at the Annual General Meeting.

A report on Form 8-K was filed on June 23, 2004, that included the Company’s News Releases, announcing an application for listing of the ordinary shares of the Company on the London Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC (Registrant)

Date:

August 6, 2004	/s/	Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date:

August 6, 2004	/s/	Angus Russell

	By:	Angus Russell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement governing the purchase of certain assets of Shire BioChem Inc. by ID Biomedical Corporation dated April 19, 2004 and Schedule 1.1(fff) thereof. Shire has requested confidential treatment of certain portions of this exhibit.

31.1	Certification of Matthew Emmens pursuant to Rule 13a-14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a-14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.