Form 10-Q
period 2004-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2004-11-09
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2004

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

Yes [X]           No [  ]

As of October 29, 2004, the number of outstanding ordinary shares of the Registrant was 483,889,389.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of those on Shire’s Attention Deficit & Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to the expected product approval dates of METHYPATCH® (methylphenidate), XAGRID® (anagrelide hydrochloride) and SPD417/BIPOTROL® (carbamazepine), Shire’s ability to secure new products for development, the implementation of the current reorganization and other risks and uncertainties detailed from time to time in Shire’s filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, with the Securities and Exchange Commission.

The following are trademarks of Shire Pharmaceuticals Group plc or companies within the Shire Group, which are the subject of trademark registrations in certain countries.

ADDERALL XR® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
SPD417/BIPOTROL® (carbamazepine)
CALCICHEW® (calcium carbonate)
CARBATROL® (carbamazepine)
FOSRENOL® (lanthanum carbonate)
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties.

3TC® (trademark of GlaxoSmithKline (GSK))
COMBIVIR® (trademark of GSK)
EPIVIR® (trademark of GSK)
HEPTOVIR® (trademark of GSK)
METHYPATCH® (trademark of Noven)
PENTASA® (trademark of Ferring AS)
REMINYL® (trademark of Johnson & Johnson)
TRIZIVIR® (trademark of GSK)
ZEFFIX® (trademark of GSK)

SHIRE PHARMACEUTICALS GROUP PLC
Form 10-Q for the quarter ended September 30, 2004
Table of contents

Page
PART I FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS

Consolidated balance sheets at September 30, 2004 and December 31, 2003	4

Consolidated statements of operations for the three months and nine months ended September 30, 2004	6
and September 30, 2003

Consolidated statements of comprehensive income for the three months and nine months ended	8
September 30, 2004 and September 30, 2003

Consolidated statements of cash flows for the nine months ended September 30, 2004 and September	9
30, 2003

Notes to the consolidated financial statements	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS	30
OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4. CONTROLS AND PROCEDURES	43

PART II OTHER INFORMATION	44

ITEM 1. LEGAL PROCEEDINGS	44

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5. OTHER INFORMATION	45

ITEM 6. EXHIBITS	45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED BALANCE SHEETS
		(Unaudited) September 30, 2004	December 31, 2003
	Notes	$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		1,017,890	1,063,362
Restricted cash		30,901	46,474
Marketable securities		283,090	304,129
Accounts receivable, net	(5)	244,588	194,583
Inventories, net	(6)	45,892	43,128
Deferred tax asset		64,577	64,532
Prepaid expenses and other current assets		94,882	47,403

Current assets from continuing operations		1,781,820	1,763,611
Current assets from discontinued operations	(4)	-	24,096

Total current assets		1,781,820	1,787,707

Investments	(7)	108,935	72,975
Property, plant and equipment, net		105,802	94,495
Goodwill, net		222,456	221,231
Other intangible assets, net	(8)	303,713	307,882
Deferred tax asset		22,165	-
Other non-current assets		20,396	22,420

Long-term assets from continuing operations		783,467	719,003
Long-term assets from discontinued operations	(4)	-	72,070

Total assets		2,565,287	2,578,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	(10)	5,907	290
Accounts payable and accrued expenses	(9)	275,851	205,779
Other current liabilities		148,607	37,127

Current liabilities from continuing operations		430,365	243,196
Current liabilities from discontinued operations	(4)	-	10,479

Total current liabilities		430,365	253,675

Long-term debt, excluding current installments	(10)	116	376,017
Deferred tax liability		-	1,400
Other long-term liabilities		26,870	23,783

Long-term liabilities from continuing operations		26,986	401,200
Long-term liabilities from discontinued operations	(4)	-	779

Total liabilities		457,351	655,654

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED BALANCE SHEETS (continued)
		(Unaudited) September 30, 2004	December 31, 2003
	Notes	$’000	$’000

Shareholders’ equity:
Ordinary shares of 5p par value: 800,000,000 shares
authorized; and 483,800,689 (December 31, 2003:		40,063	39,521
477,894,726) shares issued and outstanding

Exchangeable shares: 4,292,816 (December 31, 2003:
5,839,559) shares issued and outstanding		198,810	270,667
Additional paid-in capital		1,062,978	983,356
Accumulated other comprehensive income		78,794	79,007
Retained earnings		727,291	550,575

Total shareholders’ equity	(12)	2,107,936	1,923,126

Total liabilities and shareholders’ equity		2,565,287	2,578,780

The financial statements for December 31, 2003 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		3 months to September 30, 2004	3 months to September 30, 2003	9 months to September 30, 2004	9 months to September 30, 2003
	Notes	$’000	$’000	$’000	$’000

Revenues:
Product sales		283,723	232,282	803,597	732,514
Licensing and development		2,820	1,355	10,217	2,451
Royalties		56,199	49,735	170,001	149,334
Other revenues		2,167	6	5,654	13

Total revenues		344,909	283,378	989,469	884,312

Costs and expenses:
Cost of product sales		38,933	32,700	100,010	106,160
Research and development		57,759	47,277	143,760	142,050
Selling, general and administrative		125,102	105,828	376,160	339,730
Reorganization costs	(11)	10,061	-	32,041	-

Total operating expenses		231,855	185,805	651,971	587,940

Operating income		113,054	97,573	337,498	296,372

Interest income		5,697	3,688	14,101	13,099
Interest expense		(8,032)	(1,984)	(12,259)	(7,311)
Other (expense)/income, net		(4,859)	(788)	4,403	(10,561)

Total other (expense)/income, net		(7,194)	916	6,245	(4,773)

Income from continuing operations
before income taxes and equity in
earnings/(losses) of equity method
investees		105,860	98,489	343,743	291,599
Income taxes		(29,960)	(25,139)	(97,188)	(75,122)
Equity in earnings/(losses) of equity
method investees		1,140	(45)	3,358	(1,699)

Income from continuing operations		77,040	73,305	249,913	214,778
Loss from discontinued operations	(4)	-	(8,686)	(20,135)	(21,608)
Loss on disposition of discontinued
operations		-	-	(44,157)	-

Net income		77,040	64,619	185,621	193,170

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited)

	Notes	3 months to September 30, 2004	3 months to September 30, 2003		9 months to September 30, 2004		9 months to September 30, 2003

Earnings per share – basic
Income from continuing operations		15.5c	14.8c		50.4c		43.0c
Loss from discontinued operations		-	(1.7c	)	(4.1c	)	(4.3c	)
Loss on disposition on discontinued
operations		-	-		(8.9c)		-

	(3)	15.5c	13.1c		37.4c		38.7c

Earnings per share – diluted
Income from continuing operations		15.3c	14.4c		49.2c		42.0c
Loss from discontinued operations		-	(1.6c	)	(3.9c	)	(4.1c	)
Loss on disposition on discontinued
operations		-	-		(8.6c	)	-

	(3)	15.3c	12.8c		36.7c		37.9c

Weighted average number of shares:
Basic		496,474,005	494,827,334		496,090,191		499,414,490
Diluted		509,777,052	515,826,822		515,070,302		520,530,702

The results for the three and nine months ended September 30, 2003 and the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 months to September 30, 2004	3 months to September 30, 2003	9 months to September 30, 2004	9 months to September 30, 2003
	$’000	$’000	$’000	$’000

Net income	77,040	64,619	185,621	193,170

Other comprehensive income:
Foreign currency translation adjustments	12,973	6,010	4,525	62,265
Unrealized holding gain/(loss) on available for
sale securities, net of tax	2,695	(688)	(4,738)	4,667

Comprehensive income	92,708	69,941	185,408	260,102

The components of accumulated other comprehensive income as at September 30, 2004 and December 31, 2003 are as follows:

			September 30, 2004	December 31, 2003
			$’000	$’000

Foreign currency translation adjustments			75,946	71,421
Unrealized holding gain on available for sale securities			2,848	7,586

Accumulated other comprehensive income			78,794	79,007

The accompanying notes are an intergral part of these consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		9 months to September 30, 2004	9 months to September 30, 2003
	Notes	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations		249,913	214,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales		1,965	-
Sales, general and administration		40,474	28,439
(Decrease)/increase in provision for doubtful accounts and discounts		(2,561)	599
Increase in provision for rebates and returns		42,112	6,424
Stock option compensation - options		165	(24)
Movement in deferred tax asset		(23,610)	(17,397)
Equity in (earnings)/losses of equity method		(3,358)	1,699
Write-down of long-term investments		13,899	8,472
Other movement on long-term investments		(1,202)	-
Write-down of property, plant and equipment		1,239	5,521
Write-down of intangible assets		5,456	14,437
Gain on sale of long-term investments		(14,805)	-
Loss/(gain) on sale of property, plant and equipment		8	(104)
Loss on sale of assets held for resale		325	-
Changes in operating assets and liabilities:
Increase in accounts receivable		(49,261)	(35,993)
Increase in inventory		(2,864)	(864)
Decrease/(increase) in prepayments and other current assets		2,199	(10,328)
Decrease in other assets		2,023	2,522
Increase /(decrease) in accounts and notes payable and other liabilities		47,322	(3,528)
Decrease in deferred revenue		(288)	-

Net cash provided by operating activities		309,151	214,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Movement in short-term deposits		21,039	102,940
Movements in restricted cash		15,573	933
Loans made to IDB		(23,820)	-
Purchase of long-term investments		(5,720)	(1,475)
Purchase of property, plant and equipment		(24,840)	(35,270)
Purchase of intangible assets		(12,385)	(36,108)
Proceeds from sale of a business		30,000	-
Proceeds from sale of long-term investments		26,733	-
Proceeds from sale of property, plant and equipment		444	852
Proceeds from assets held for resale		11,289	-
Distribution from long-term investments		1,202	-
Dividend received from equity method investees		4,043	2,289

Net cash provided by investing activities		43,558	34,161

SHIRE PHARMACEUTICALS GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

		9 months to September 30, 2004	9 months to September 30, 2003
	Notes	$’000	$’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes		(370,109)	(29,775)
Repayment of long-term debt and capital leases		(171)	(167)
Proceeds from issue of common stock, net		611	-
Proceeds from exercise of options		7,531	2,381
Payments for redemption of common stock		-	(52,392)

Net cash used in financing activities		(362,138)	(79,953)

Effect of foreign exchange rate changes on cash and cash equivalents from
continuing operations		2,295	19,000

Net (decrease)/increase in cash and cash equivalents		(7,134)	187,861
Cash flows used in discontinued operations		(38,338)	(22,769)

Net (decrease)/increase in cash and cash equivalents		(45,472)	165,092
Cash and cash equivalents at beginning of period		1,063,362	845,141

Cash and cash equivalents at end of period		1,017,890	1,010,233

The results for the three and nine months ended September 30, 2003 and the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

Supplemental information associated with continuing operations:
		9 months to September 30, 2004	9 months to September 30, 2003
	Notes	$’000	$’000

NON-CASH ACTIVITIES:
Proceeds from sale of a business:
4,931,864 shares of IDB		60,000	-
Escrow funds		30,000	-

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

As previously disclosed in the Company’s filings with the US Securities and Exchange Commission, in particular the Company’s Annual Report on Form 10-K for the year to December 31, 2003 and the most recent quarterly report on Form 10-Q for the three months to June 30, 2004, Shire is implementing a new business model. As part of that model, the Company has announced the following:

  A North American site consolidation which commenced in 2004;
  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003;
  The disposal of the Company’s vaccines business (Biologics) to ID Biomedical Corporation (IDB), a Canadian biotechnology company, which was completed in the third quarter of 2004; and
  The out-licensing of its non-core acute myelogenous leukemia treatment TROXATYL (toxacitabine) to Structural GenomiX Inc., in exchange for upfront, milestone and royalty payments during the third quarter of 2004.

During the three months to September 30, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four and in July 2004 sold its redundant distribution center in Buffalo Grove, Illinois. The Company will also close sites in Newport, Kentucky and Rockville, Maryland. Shire’s new US headquarters are based in Chesterbrook, Pennsylvania and the global headquarters will continue to be located in Basingstoke, UK. The current estimated reorganization cost of $55 million in 2004, is shown in more detail in Note 11. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

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

On September 9, 2004 Shire completed the sale of its vaccines business to IDB. The disposal of the vaccines business is shown in more detail in Note 4.

The Company’s principal sources of revenues from its primary markets include:

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

  In the UK and the Republic of Ireland, the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was co-promoted with Janssen-Cilag until March 31, 2004. On March 31, 2004, the Company acquired from Janssen-Cilag the exclusive commercialization rights to REMINYL in the UK and Ireland;

  In Canada, 3TC and COMBIVIR for the treatment of HIV/AIDS, and HEPTOVIR for the treatment of hepatitis (all marketed in partnership with GSK), AGRYLIN for the treatment of elevated blood platelets and ADDERALL XR for the treatment of ADHD; and

  In the Rest of the World, royalties on the sales of ZEFFIX for the treatment of hepatitis B, marketed by GSK, and royalties on sales of REMINYL, marketed by Janssen.

In addition to the above, the Company has a number of products that have been recently approved and projects that are currently in registration or late stage development. These include:

Recently approved
  PENTASA for the treatment of ulcerative colitis. On July 8, 2004 the Shire received FDA approval to market the 500mg dosage strength of PENTASA in the US;

  ADDERALL XR for the treatment of ADHD. On August 12, 2004, the FDA approved a once-daily treatment for adults with ADHD;

  FOSRENOL for the treatment of high blood phosphate levels associated with end-stage renal disease. On October 26, 2004 Shire received FDA approval to market FOSRENOL in 250mg and 500mg dosage strength, in the US. Final launch preparations have now begun and the Company anticipates that the product will be available in USpharmacies before the end of 2004. Following Swedish regulatory approval on March 19, 2004, the Company is pursuing further European approvals via the Mutual Recognition Process. It is anticipated that the product will be available in the first European market early in 2005.

  ADDERALL XR for the treatment of ADHD. On October 28, 2004 the FDA granted an additional six months of market exclusivity in the US under the Hatch-Waxman regulations. The additional exclusivity period will expire on April 11, 2005. The extension followed submission of data from a clinical program examining the effects of ADDERALL XR in adolescent pediatric patients. This data was submitted in response to a Written Request by the FDA;
Registration
  METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. In April 2003 Shire received a non-approvable letter from the FDA. A program, agreed with the FDA, to address issues raised in this letter has been initiated;

  SPD417/BIPOTROL for bipolar disorder. In February 2004 Shire filed a New Drug Application with the FDA for this indication. The expected FDA action date is December 13, 2004;

  XAGRID (trade name for AGRYLIN in EU) for the treatment of elevated blood platelets. In July 2003 Shire received a positive opinion for XAGRID from the Committee for Proprietary Medicinal Products (CPMP). Subsequent to this the Committee for Medicinal Products for Human Use (CHMP previously CPMP), was made aware of data from an independent study with anagrelide. After conducting a review of this external data and agreement with Shire on post-approval commitments, the CHMP re-confirmed their positive opinion on July 29, 2004. The standard regulatory procedures are now underway to progress the issue of the license by the European Commission and subsequent launch;
Late stage development
  SPD503 (guanfacine) for ADHD, which is in Phase III clinical trials;

  SPD476 for ulcerative colitis, which is in Phase III clinical trials; and

  SPD465 for ADHD, which is in Phase II clinical trials.

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

These interim financial statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period to December 31, 2003 which are part of the Company’s Annual Report on Form 10-K for the year to December 31, 2003.

Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation for the three months to September 30, 2004. In addition the 2003 financial statements and the results for the three months period to March 31, 2004 have been restated in this Form 10-Q to reflect the disposal of the vaccines business, which has been treated as a discontinued operation.

(c) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire stock at the end of each reporting period. Shire recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock Based on Compensation” (SFAS No. 123), the Company has included in these financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

At September 30, 2004, the Company had seven stock-based employee compensation plans, which are described more fully in the Company’s 2003 Annual Report on Form 10-K.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	3 months to September 30, 2004	3 months to September 30, 2003	9 months to September 30, 2004	9 months to September 30, 2003
	$’000	$’000	$’000	$’000

Net income, as reported	77,040	64,619	185,621	193,170
Add:
Stock-based employee compensation
charge/(credit) included in reported net income,
net of related tax effects	67	-	165	(24)
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards	(7,075)	(7,987)	(25,665)	(24,086)

Pro forma net income	70,032	56,632	160,121	169,060

Earnings per share
Basic – as reported	15.5c	13.1c	37.4c	38.7c
Diluted – as reported	15.3c	12.8c	36.7c	37.9c
Basic – pro forma	14.1c	11.4c	32.3c	33.9c
Diluted – pro forma	14.1c	11.3c	31.9c	33.4c

(d) New accounting prounouncements

EITF 03-01
In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The effective date for the prospective application of EITF 03-01 impairment model to all current and future investments has been delayed by FASB Issues FASB Staff Position EITF 03-01-1. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-01 to have an impact on the Company.

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

The results for the three and nine month periods to September 30, 2003 and the three months to March 31, 2004 have been restated in this Form 10-Q to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

3 months to September 30, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	237,112	46,611	-	-	283,723
Licensing and development	2,163	657	-	-	2,820
Royalties	-	2,287	53,912	-	56,199
Other revenues	1,198	969	-	-	2,167

Total revenues	240,473	50,524	53,912	-	344,909

Cost of product sales	22,274	16,659	-	-	38,933
Research and development	-	-	-	57,759	57,759
Selling, general and administrative	69,397	18,947	16,411	-	104,755
Depreciation and amortization (1)	11,496	7,279	1,572	-	20,347
Reorganization costs	6,501	276	1,183	2,101	10,061

Total operating expenses	109,668	43,161	19,166	59,860	231,855

Operating income/(loss)	130,805	7,363	34,746	(59,860)	113,054

Total assets from continuing operations	975,842	439,272	1,092,833	57,340	2,565,287
Long lived assets	255,944	241,735	242,333	43,455	783,467
Capital expenditure on long lived assets	6,550	385	4,158	377	11,470

(1) Included in depreciation and amortization is the write-down of intangible assets. Depreciation of manufacturing plant is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

3 months to September 30, 2003	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	190,530	41,752	-	-	232,282
Licensing and development	1,355	-	-	-	1,355
Royalties	-	2,282	47,453	-	49,735
Other revenues	6	-	-	-	6

Total revenues	191,891	44,034	47,453	-	283,378

Cost of product sales	18,401	14,299	-	-	32,700
Research and development	-	-	-	47,277	47,277
Selling, general and administrative	49,440	18,388	12,081	-	79,909
Depreciation and amortization (1)	9,083	16,102	734	-	25,919

Total operating expenses	76,924	48,789	12,815	47,277	185,805

Operating income/(loss)	114,967	(4,755)	34,638	(47,277)	97,573

Total assets from continuing operations	656,841	432,292	1,173,571	47,240	2,309,944
Long lived assets	243,835	221,651	222,893	43,257	731,636
Capital expenditure on long lived assets	4,935	9,205	3,090	2,278	19,508

(1) Included in depreciation and amortization is the write-down of intangible assets. Depreciation of manufacturing plant is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

9 months to September 30, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	670,412	133,185	-	-	803,597
Licensing and development	8,442	1,775	-	-	10,217
Royalties	-	7,922	162,079	-	170,001
Other revenues	2,637	3,017	-	-	5,654

Total revenues	681,491	145,899	162,079	-	989,469

Cost of product sales	64,135	35,875	-	-	100,010
Research and development	-	-	-	143,760	143,760
Selling, general and administrative	214,013	68,752	47,465	-	330,230
Depreciation and amortization (1)	28,605	12,689	4,636	-	45,930
Reorganization costs	18,925	2,972	4,083	6,061	32,041

Total operating expenses	325,678	120,288	56,184	149,821	651,971

Operating income/(loss)	355,813	25,611	105,895	(149,821)	337,498

Total assets from continuing operations	975,842	439,272	1,092,833	57,340	2,565,287
Long-lived assets	255,944	241,735	242,333	43,455	783,467
Capital expenditure on long lived assets	13,428	2,542	25,509	1,466	42,945

(1) Included in depreciation and amortization is the write-down of intangible assets. Depreciation of manufacturing plant is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

9 months to September 30, 2003	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	620,100	112,414	-	-	732,514
Licensing and development	2,451	-	-	-	2,451
Royalties	14	7,206	142,114	-	149,334
Other revenues	13	-	-	-	13

Total revenues	622,578	119,620	142,114	-	884,312

Cost of product sales	71,660	34,500	-	-	106,160
Research and development	-	-	-	142,050	142,050
Selling, general and administrative (1)	185,066	59,662	46,605	-	291,333
Depreciation and amortization (2)	25,136	20,846	2,415	-	48,397

Total operating expenses	281,862	115,008	49,020	142,050	587,940

Operating income/(loss)	340,716	4,612	93,094	(142,050)	296,372

Total assets from continuing operations	656,841	432,292	1,173,571	47,240	2,309,944
Long-lived assets	243,835	221,651	222,893	43,257	731,636
Capital expenditure on long lived assets	14,339	35,659	7,528	15,327	72,853

(1)  Included within the selling, general and administrative costs for the Corporate segment for the nine months to September 30, 2003 is $7.2 million in respect of the former Chief Executive’s departure.

(2)  Included in depreciation and amortization is the write-down of intangible assets. Depreciation of manufacturing plant is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

3. Earnings per share

Basic earnings per share is based upon net income available to ordinary shareholders divided by the weighted-average number of ordinary shares outstanding during the period.

Diluted earnings per share is based upon net income available to ordinary shareholders divided by the weighted-average number of ordinary shares outstanding during the period and adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the period.

Stock options to purchase approximately 9.8 million and 17.6 million ordinary shares for the three months and nine months to September 30, 2004, respectively, were not dilutive and were therefore excluded from the computation of diluted earnings per share (2003: 17.5 million and 17.7 million excluded, respectively).

Warrants to purchase approximately 1.4 million ordinary shares for the three months to September 30, 2004 and the three and nine months to September 30, 2003 were not dilutive and were therefore excluded from the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	3 months to September 30, 2004	3 months to September 30, 2003		9 months to September 30, 2004		9 months to September 30, 2003
	$’000	$’000		$’000		$’000

Numerator for basic earnings per share	77,040	64,619		185,621		193,170
Interest charged on convertible debt, net of
tax	766	1,200		3,432		3,923

Numerator for diluted earnings per share	77,806	65,819		189,053		197,093

Weighted average number of shares:	No. of shares	No. of shares		No. of shares		No. of shares

Basic	496,474,005	494,827,334		496,090,191		499,414,490
Effect of dilutive shares:
Stock options	2,474,699	2,628,923		3,086,390		2,043,820
Warrants	-	-		55,579		-
Convertible debt	10,828,348	18,370,565		15,838,142		19,072,392

Diluted	509,777,052	515,826,822		515,070,302		520,530,702

Income from continuing operations	15.5c	14.8c		50.4c		43.0c
Loss from discontinued operations	-	(1.7c	)	(4.1c	)	(4.3c	)
Loss on disposal of discontinued operations	-	-		(8.9c	)	-

Basic earnings per share	15.5c	13.1c		37.4c		38.7c

Income from continuing operations	15.3c	14.4c		49.2c		42.0c
Loss from discontinued operations	-	(1.6c	)	(3.9c	)	(4.1c	)
Loss on disposal of discontinued operations	-	-		(8.6c	)	-

Diluted earnings per share	15.3c	12.8c		36.7c		37.9c

4. Discontinued operations

Disposal of the vaccines business

On September 9, 2004 the Company completed its disposal of the vaccines business to ID Biomedical Corporation (IDB), a Canadian biotechnology company.

The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of closing and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. Each subscription receipt entitles Shire to acquire, at any time during the period from January 10, 2005 to July 9, 2006, for no additional consideration, one fully paid common share of IDB. If IDB completes one or more share offerings within 22 months of completion, Shire can elect to exchange all or part of these subscription receipts for all or part of $60 million of cash. In addition to the $120 million consideration, IDB is required to reimburse Shire in full for the net cost of operating the vaccines business from June 30, 2004. Consequently the results of the vaccines business from July 1, 2004 to September 9, 2004 are not included in the statement of operations.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility will be segregated into two components:

i)	Drawings for injectable flu development with a minimum drawing of $30 million. Such drawings under the loan facility will be repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the $30 million minimum drawing, to be made between 2007 and 2017; and

ii)	Drawings for pipeline development of up to $70 million. Such drawings under the loan facility will be repayable out of income generated by IDB on future pipeline products developed using these drawings and will have no fixed repayment schedule.

The combined drawings of the two components of the loan facility cannot exceed $100 million. As at September 30, 2004, IDB had drawn down $23.8 million, $10.9 million for injectable flu development and $12.9 million for pipeline development.

The transaction gave rise to an overall loss on disposition of the vaccines business of $44 million, which was recognized in the second quarter of 2004. This comprises a profit on disposal of net assets of $26 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision is made on the basis that loan repayments based only on the future sales of pipeline products in development provide no certainty of recovery.

In accordance with US GAAP disclosure requirements for discontinued operations the 2003 results and the results for the three months to March 31, 2004 have been restated. The results of the discontinued operation have been removed from all periods on a line-by-line basis from product sales revenue to income from continuing operations. The net loss from the discontinued operation, together with the loss on disposal, are shown as separate line items.

Operating results of the discontinued operations are summarized below.

	3 months to September 30, 2004	3 months to September 30, 2003	9 months to September 30, 2004	9 months to September 30, 2003
	$’000	$’000	$’000	$’000

Revenues:
Product sales	-	6,064	3,626	8,635

Total revenues	-	6,064	3,626	8,635

Costs and expenses:
Cost of product sales	-	5,287	8,304	9,464
Research and development	-	6,033	9,222	15,954
Selling, general and administrative	-	3,369	5,614	6,990

Total operating expenses	-	14,689	23,140	32,408

Operating loss	-	(8,625)	(19,514)	(23,773)
Other (expense)/income, net	-	(61)	(621)	2,165

Loss from discontinued operations	-	(8,686)	(20,135)	(21,608)

The operating results of the vaccines business represented the entire Biologics segment as well as certain parts of the International and R&D segments.

As a result of the disposal of the vaccines business the Biologics segment is no longer an operating segment of the Company and the International and R&D segments have been restated accordingly.

The assets and liabilities of the discontinued vaccines operation are summarized below.

	September 30, 2004	December 31, 2003
	$’000	$’000

Current assets:
Cash and cash equivalents	-	245
Accounts receivable, net	-	21,107
Inventories, net	-	2,130
Prepaid expenses and other current assets	-	614

Total current assets	-	24,096

Long term assets:
Investments	-	178
Property, plant and equipment, net	-	66,730
Goodwill, net	-	4,629
Other non-current assets	-	533

Total long term assets	-	72,070

Total assets	-	96,166

Current liabilities:
Current installments of long-term debt	-	764
Accounts payable and accrued expenses	-	9,715
Other current liabilities	-	-

Total current liabilities	-	10,479

Long-term debt, excluding current installments	-	764
Other long-term liabilities	-	15

Total long-term liabilities	-	779

Total assets less total liabilities	-	84,908

5. Accounts receivable, net

Trade receivables at September 30, 2004 of $244.6 million (December 31, 2003 $194.6 million), are stated net of a provision for doubtful accounts and discounts of $5.3 million at September 30, 2004 (September 30, 2003: $5.2 million).

Provision for doubtful debts and discounts:

	2004 $’000	2003 $’000

As at January 1	7,853	4,585
Provision charged to operations	28,307	30,313
Provision released to income	(3,395)	-
Provision utilization	(27,473)	(29,714)

As at September 30	5,292	5,184

6. Inventories, net

	September 30, 2004 $’000	December 31, 2003 $’000

Finished goods	31,286	25,131
Work-in-process	9,477	12,288
Raw materials	5,129	5,709

	45,892	43,128

7. Investments

	September 30, 2004 $’000	December 31, 2003 $’000

Investments in private companies	32,616	46,068
Investments in public companies	71,551	21,879
Equity method investments	4,768	5,028

	108,935	72,975

Throughout the period the Company assessed the carrying value of its investments for decreases in fair value and other-than-temporary impairments. Investments in private companies and equity method investees are accounted for at cost and investments in public companies are accounted for as available for sale. Upon completion of this assessment, the Company wrote-off $13.9 million of investments during the nine months to September 30, 2004 (September 30, 2003: $8.5 million). This has been reflected in other expense net, in the consolidated statement of operations.

(a) Investments in private companies

The Company wrote-off additional investments in private companies of $8.1 million based on changes in the estimates of their carrying value.

During the three months ended March 31, 2004, the Company wrote-off $3.0 million from its investment in a private company held in the financial statements at cost. The write-down was calculated by comparing the carrying value of the investment to Shire's share of the net assets of this private company. Due to concern over the ability of Shire to realize the full value of the investment, a write-off was made.

During the three months ended September 30, 2004, the Company wrote-off $3.9 million from its investment in a venture fund. Following a review of the investment portfolio, the Company identified an other-than-temporary impairment, based on the current operating and historical financial information available.

In addition, during the three months ended September 30, 2004, the Company received a distribution from its investment in the EGS Healthcare Fund. Shire believes that the distribution has resulted in an other-than-temporary impairment of its investment in the fund and consequently, a $1.2 million write-off was made.

(b) Investments in public companies

As part of the consideration for the disposal of the vaccines business to IDB, Shire received $60 million in the form of 4,931,864 subscription receipts of IDB. Each subscription receipt entitles Shire to acquire, at any time during the period from January 10, 2005 to July 9, 2006, for no additional consideration, one fully paid common share of IDB. If IDB completes one or more share offerings within 22 months of completion, Shire can elect to exchange all or part of these subscription receipts for all or part of $60 million of cash.

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

In addition the Company wrote-off a further $1.6 million which it considered to be an other-than-temporary impairment.

During the nine months ended September 30, 2004, the Company sold an investment in a public company and realized a gain on the sale of $14.8 million.

8. Other intangible assets, net

	September 30, 2004 $’000	December 31, 2003 $’000

Intellectual property rights acquired	493,883	469,137
Less: Accumulated amortization	(190,170)	(161,255)

	303,713	307,882

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at September 30, 2004 will average approximately $45 million for each of the five years to September 30, 2009. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products. During the nine months to September 30, 2004, the Company recorded asset impairments of $5.5 million (2003: $14.4 million). These impairments resulted from a change of operational management and their views of the economic value and strategic worth of the products concerned.

The amortization charge for the nine months to September 30, 2004 was $34.1 million (2003: $34.4 million).

9. Accounts payable and accrued expenses

	September 30, 2004 $’000	December 31, 2003 $’000

Trade accounts payable	18,710	14,479
Accrued rebates and charge-backs	109,770	59,397
Accrued bonuses	13,534	18,920
Research and development accruals	16,085	27,676
Marketing accrual	31,400	16,045
Deferred revenue	8,033	4,132
Other accrued expenses	78,319	65,130

	275,851	205,779

10. Long-term debt

During the three months ended September 30, 2004, the Company repurchased $370.1 million of the $370.2 million outstanding convertible loan notes at par, from available funds. At September 30, 2004, $0.1million (December 31, 2003: $370.2 million) in guaranteed convertible loan notes due 2011 remains outstanding.

During the period the Company served notice to buy out leases relating to its manufacturing facility in Maryland. Repayment of the leases occurred on October 1, 2004 and consequently $5.7 million of long-term debt was re-classed as short-term.

During the nine months to September 30, 2004 the Company did not issue debt or make any debt repayments, other than as described above.

11. Reorganization and closures

(a) Reorganization

As previously disclosed, Shire is implementing a new business model of which a significant part is the consolidation of the North American sites from fourteen to four, including the opening of a new US headquarters office in Chesterbrook, Pennsylvania. The cost of the reorganization is currently estimated to be $55 million in 2004, and the reorganization is expected to be completed towards the end of 2005. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The main types of costs that will be incurred are as follows:

  The severance of employees;
  Retention payments to key employees;
  The relocation of employees;
  Lease termination costs; and
  Other incremental costs associated with the site closures, such as legal, consultancy, the write down of property, plant and equipment and duplicate facilities.

The reorganization will result in:

  The severance of 180 Shire employees;

  Retention payments to key employees;

  The relocation of 76 Shire employees to Chesterbrook, Pennsylvania; and

  Other costs including consultancy costs and the write down of property, plant and equipment.

As of September 30, 2004, 27 employees had left the Company. The cost of these employees is being ratably recognized over the period from the communication date to the termination date. In addition, 57 employees had relocated. The cost of relocation is being charged as it is incurred.

In addition to the above, the recruitment plan for the office in Chesterbrook, Pennsylvania is progressing well.

The following table presents the cost of the reorganization recorded to date and the total estimated costs for the reorganization which will be incurred in 2004 and 2005. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

	Costs incurred in 3 months to September 30, 2004 $m	Total costs incurred to September 30, 2004 $m	Total estimated costs of reorganization $m

Employee severance	2.6	12.5	15-20
Relocation costs	3.6	11.5	11.5-15
Lease termination costs	-	-	10-15
Other costs	3.9	8.0	15-20

	10.1	32.0	51.5-70

The costs have been reflected within reorganization costs in the statement of operations and within the reporting segments as follows:

	US $m	International $m	Corporate $m	R&D $m	Total $m

Employee severance	5.6	3.0	2.2	1.7	12.5
Relocation costs	7.5	-	-	4.0	11.5
Other costs	5.8	-	1.8	0.4	8.0

	18.9	3.0	4.0	6.1	32.0

As noted above, certain of the costs associated with the reorganization will be incurred in subsequent periods. The following provides a reconciliation of the liability that has been recorded as of September 30, 2004.

	Opening liability $m	Costs recorded in 3 months to September 30, 2004 $m	Utilization in 3 months to September 30, 2004 $m	Closing liability $m

Employee severance	1.7	2.6	(2.7)	1.6
Relocation costs	3.9	3.6	(5.5)	2.0
Other costs	0.2	3.9	(3.5)	0.6

	5.8	10.1	(11.7)	4.2

(b) Closure of Lead Optimization

On July 31, 2003, Shire announced its decision to close Lead Optimization as a result of a strategic review. The closure resulted in:

  The severance of 134 Lead Optimization employees. As of September 30, 2004, all employees had left the Company;

  A $6.0 million write-off of associated tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for research and development and have no alternative use; and

  The cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs have been reflected in the statement of operations in the year ended December 31, 2003 and within the reporting segments as follows:

	Income statement classification		Allocation between segments
	R&D $’ 000	SG&A $’ 000	R&D $’ 000	International $’ 000

Employee severance	6,425	-	6,425	-
Write-off of tangible fixed assets	-	6,026	-	6,026
Other costs	800	-	800	-

	7,225	6,026	7,225	6,026

As noted above, certain of the costs associated with the closure will be settled in subsequent periods. The following table provides a reconciliation of the liability that has been recorded as of September 30, 2004:

	Opening liability $’000	Costs recorded in 9 months to September 30, 2004 $’000	Utilization in 9 months to September 30, 2004 $’000	Closing liability $’000

Employee severance	3,452	118	(3,570)	-
Other costs	325	9	(98)	236

	3,777	127	(3,668)	236

12. Consolidated statement of changes in shareholders’ equity

	Ordinary Shares Amount $’ 000	Ordinary Shares No. of Shares 000 ’s	Exchange -able Shares Amount $’ 000	Exchange -able Shares No. of Shares 000 ’s	Additional paid-in capital $’ 000	Accumu- lated other compre- hensive income/ (losses) $’ 000	Retained earnings $’ 000	Total share- holders’ equity $’ 000

As at January 1, 2004	39,521	477,895	270,667	5,840	983,356	79,007	550,575	1,923,126
Net income	-	-	-	-	-	-	185,621	185,621
Foreign currency
translation	-	-	-	-	-	4,525	-	4,525
New shares issued	6	68	-	-	605	-	-	611
Exchange of
exchangeable shares	428	4,640	(71,857)	(1,547)	71,429	-	-	-
Options exercised	108	1,198	-	-	7,423	-	-	7,531
Stock option
compensation	-	-	-	-	165	-	-	165
Unrealized loss on
available for sale
securities	-	-	-	-	-	(4,738)	-	(4,738)
Cash dividends declared
on common stock	-	-	-	-	-	-	(8,905)	(8,905)

As at September 30,
2004	40,063	483,801	198,810	4,293	1,062,978	78,794	727,291	2,107,936

Each exchangeable share is exchangeable into 3 ordinary shares.

13. Contingent liabilities

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements at September 30, 2004:

	Operating leases $’000	Capital lease $’000

2004	9,288	5,907
2005	9,957	-
2006	8,894	-
2007	7,773	-
2008	6,818	-
2009	11,181	-
Thereafter	29,992	-

	83,903	5,907

Less: amount representing fixed executory costs, including
interest, included in future minimum lease payments		-

Total capital lease obligation		5,907
Less: current portion of capital lease obligation		(5,907)

Long-term portion of capital lease obligation		-

Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease expense under these commitments was approximately $4.9 million for the nine months to September 30, 2004. Expense related to operating leases is recognized on a straight-line basis over the life of the lease.

During the nine months to September 30, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed an eleven-year operating lease on a property in Chesterbrook, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of this lease. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

Shire US Manufacturing, Inc., a wholly owned subsidiary of Shire, terminated certain operating leases on October 1, 2004. At September 30, 2004 the remaining commitments on the operating leases were $3.3 million. This termination payment is included in the 2004 figures.

Capital leases

The Company leases a manufacturing building under a capital lease.

During the three months to September 30, 2004 the Company served notice to buy out the capital lease in respect of the building at its manufacturing facility in Owings Mill, Maryland. At September 30, 2004 the remaining commitments on the building lease was $5.9 million. This termination payment is included in the 2004 figures.

Restricted cash in respect of leases

At September 30, 2004, $9.3 million of cash was held in escrow in respect of the operating and capital lease terminations, including interest, which is disclosed as restricted cash on the balance sheet.

In addition, as at September 30, 2004 the Company had $5.3 million of restricted cash held as collateral for certain equipment leases.

(b) Letters of credit

As of September 30, 2004, the Company had the following letters of credit outstanding:

(i) An irrevocable standby letter of credit with Fifth Third Bank to M&T Bank in the amount of $10.0 million related to the bonds that were used to finance the construction of Shire’s US manufacturing facility at Owings Mills, Maryland. This letter of credit was extinguished on October 1, 2004, in conjunction with the termination of the operating and capital leases to which it related; and

(ii) An irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims.

In connection with these letters of credit the Company had restricted cash of $21.2 million.

(c) Commitments

(i) The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $62.2 million (December 31, 2003: $44.8 million). As of September 30, 2004 an amount of $48.8 million (December 31, 2003: $36.8 million) has been subscribed, leaving an outstanding commitment of $13.4 million (December 31, 2003: $8.0 million).

(ii) METHYPATCH

In connection with the Company’s purchase of METHYPATCH in 2003, the Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product. These payments could total $75 million.

(iii) DRAXIS

In connection with the Company’s purchase of a range of products from DRAXIS Health Inc. in 2003, the Company has an obligation to make certain staged payments. The staged payments could reach an amount up to $3.2 million (CAN$4.0 million). The Company’s obligations to make these payments may, however, be reduced if and to the extent that competitive generic products erode sales of the relevant products by prescribed amounts on or before January 22, 2007.

(iv) FOSRENOL patent rights

In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million. In September 2004, Shire exercised its option to acquire the Japanese patent rights.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US, $7.0 million when it is approved in the relevant European countries and $6.0 million upon receipt of regulatory approval in Japan. In return for these payments AnorMED will assign the relevant patent rights to Shire. As Shire will own the patents it will have no obligation to make any royalty payments to AnorMED. As at September 30, 2004 $1.0 million has been paid as a consequence of FOSRENOLS’s approval in Sweden and a further payment of $18.0 million is now due to AnorMED as a result of its approval in the US. In accordance with the Company’s accounting policy the payments will be recorded at cost and amortized over the estimated useful life of the product.

(v) IDB

As part of the sale of the vaccines business, which was completed on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As of September 30, 2004 IDB had drawn down $23.8 million under the facility leaving an outstanding commitment of $76.2 million, for which $57.1 million of the original $70 million provision remains and is included within other current liabilities.

(vi) Manufacturing facility

The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $10.6 million by the end of 2005.

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

(ii) Specific

There are various legal proceedings brought by and against the Company that are discussed in the Company’s Annual Report on Form 10-K for the year to December 31, 2003. Material updates to the proceedings discussed in the Company’s Annual Report on Form 10-K are described below. There is no assurance that the Company will be successful in these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the '819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30 mg strengths of ADDERALL XR (Barr's ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The Schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30 mg strength of ADDERALL XR (Impax's ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA and ANDA product infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. A trial date of October 11, 2005 has been set.

Neither Barr nor Impax may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. The lawsuits triggered stays of final FDA approval of up to 30 months of the Barr and Impax ANDAs from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notices to allow the court to resolve the suits. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions before the earlier of the expiration of the respective stay (February 2006 in the case of Barr and May 2006 in the case of Impax) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA following the expiry of Hatch-Waxman exclusivity. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA following the expiry of Hatch-Waxman exclusivity and upon expiry of any exclusivity that Barr may hold. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on 28 October 2004 the FDA granted an additional six months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that neither Barr nor Impax may market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL (Nostrum's ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18,

2003 Shire Laboratories served complaint in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum's ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration dates of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the '570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted.

Nostrum may not launch its ANDA product before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its ANDA product before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its ANDA product upon FDA final approval of its ANDA.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited interim consolidated financial statements and related notes appearing elsewhere in this report.

Overview of the three months to September 30, 2004

As previously disclosed, in connection with Shire’s change in strategy following adoption of its new business model, the Company has announced the following:

  A North American site consolidation which commenced in 2004;
  The exit from early stage therapeutic research (Lead Optimization), which was completed in the third quarter of 2003;
  The disposal of the Company’s vaccines business (Biologics) to ID Biomedical Corporation (IDB), which was completed in the third quarter of 2004; and
  The out-licensing of its non-core acute myelogenous leukemia treatment TROXATYL (toxacitabine) to Structural GenomiX Inc., in exchange for upfront, milestone and royalty payments during the third quarter of 2004.

North American site consolidation

During the three months to September 30, 2004, the Company has advanced its plans to reduce the number of North American sites from fourteen to four and in July 2004 sold its redundant distribution center in Buffalo Grove, Illinois. The net cash proceeds from this sale were $3.4 million. The Company will also close sites in Newport, Kentucky and Rockville, Maryland. Shire’s new US headquarters are based in Chesterbrook, Pennsylvania and the global headquarters will continue to be located in Basingstoke, UK. The current estimated cost of the reorganization of $55 million in 2004, is shown in more detail in Note 11 to the consolidated financial statements. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

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

Sale of the vaccines business

On September 9, 2004 the Company completed its disposal of the vaccines business to IDB, a Canadian biotechnology company.

The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of closing and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. Each subscription receipt entitles Shire to acquire, at any time during the period from January 10, 2005 to July 9, 2006, for no additional consideration, one fully paid common share of IDB. If IDB completes one or more share offerings within 22 months of completion, Shire can elect to exchange all or part of these subscription receipts for all or part of $60 million of cash. In addition to the $120 million consideration, IDB is required to reimburse Shire in full for the net cost of operating the vaccines business from June 30, 2004. Consequently the results of the vaccines business from July 1, 2004 to September 9, 2004 are not included in the statement of operations.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility will be segregated into two components:

i) Drawings for injectable flu development with a minimum drawing of $30 million. Such drawings under the loan facility will be repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the $30 million minimum drawing, to be made between 2007 and 2017; and

ii) Drawings for pipeline development up to $70 million. Such drawings under the loan facility will be repayable out of income generated by IDB on future pipeline products developed using these drawings and will have no fixed repayment schedule.

The combined drawings of the two components of the loan facility cannot exceed $100 million. As at September 30, 2004, IDB had drawn down $23.8 million, $10.9 million for injectable flu development and $12.9 million for pipeline development.

The transaction gave rise to an overall loss on disposition of the vaccines business of $44 million, which was recognized in the second quarter of 2004. This comprises a profit on disposal of net assets of $26 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision is made on the basis that loan repayments based only on the future sales of products in development provides no certainty of recovery.

In accordance with US GAAP disclosure requirements for discontinued operations the 2003 results and the results for the three months to March 31, 2004 have been restated. The results of the discontinued operation have been removed from all periods on a line-by-line basis from product sales revenue to income from continuing operations. The net loss from the discontinued operation and the loss on disposal are shown as separate line items.

Out-license agreement

On July 24, 2004, in exchange for upfront, milestone and royalty payments, the Company out-licensed its global research, development and marketing rights for TROXATYL to Structural GenomiX Inc.

Recent developments

PENTASA

On July 8, 2004, the Company received FDA approval to market the 500mg dosage strength of PENTASA in the US.

ADDERALL XR

On August 12, 2004, the FDA approved a once-daily treatment for adults with ADHD.

FOSRENOL

On October 26, 2004 Shire received FDA approval to market FOSRENOL in 250mg and 500mg dosage strength, in the US. Final launch preparations have now begun and it is anticipated that the product will be available in US pharmacies before the end of 2004. On March 23, 2004 Shire announced that it had acquired the rights to the global patents of FOSRENOL from AnorMED Inc. and under this agreement Shire is now committed to pay AnorMED $18.0 million.

ADDERALL XR

On October 28, 2004 the FDA granted an additional six months market exclusivity to ADDERALL XR in the US under the Hatch-Waxman regulations. The additional exclusivity period will expire on April 11, 2005. The extension followed submission of data from a clinical program examining the effects of ADDERALL XR in adolescent pediatric patients. This data was submitted in response to a Written Request by the FDA.

Results of operations for the three months ended September 30, 2004 and 2003

Overview

The results for the three months ended September 30, 2003 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to September 30, 2004 $’000	3 months to September 30, 2003 $’000	change %

Product sales	283,723	232,282	+ 22%
Licensing and development	2,820	1,355	+ 108%
Royalties	56,199	49,735	+ 13%
Other	2,167	6	n/a

Total	344,909	283,378	+ 22%

Product sales

For the three months to September 30, 2004, product sales increased 22% ($51.4 million) to $283.7 million (2003: $232.3 million) and represented 82% of total revenues (2003: 82%).

The following table provides an analysis of the Company’s key product sales:

	3 months to September 30, 2004 $’000	3 months to September 30, 2003 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	140,051	121,255	+ 16%	+ 22%
AGRYLIN	49,721	25,907	+ 92%	+ 8%
PENTASA	33,025	19,838	+ 66%	0%
CARBATROL	11,225	11,619	-3%	+ 10%
Others	49,701	53,663	-7%	n/a

	283,723	232,282	+ 22%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2004. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

Sales of ADDERALL XR for the three months to September 30, 2004 were $140.1 million, an increase of 16% compared to prior year (2003: $121.3 million).

US prescriptions were up 22% over the same period, due primarily to a 15% increase in the total US ADHD market.

The difference between sales growth and prescription growth was driven by the normalization of wholesaler stock levels in Q3 2004 compared to a moderate level of stocking in Q3 2003, only partially offset by price increases in November 2003 and June 2004.

ADDERALL XR had a 24% share of the total US ADHD market in September 2004 (September 2003: 22%) and is now the leading brand in the US ADHD market.

The Company has filed suits against Barr Laboratories, Inc. and Impax Laboratories, Inc. in connection with their seeking to market generic versions of ADDERALL XR. See Item 1 of Part II of this Form 10-Q: Legal Proceedings.

AGRYLIN

Worldwide sales of AGRYLIN for the three months to September 30, 2004 were $49.7 million, an increase of 92% compared to the prior year (2003: $25.9million) .

US prescription volumes were up 8% over the same period, in line with hydrea and generic hydroxyurea market growth.

The difference between sales growth and prescription growth is mainly due to significant wholesaler stocking in anticipation of the launch of generics in the fourth quarter of 2004, compared to de-stocking in the third quarter of 2003, and a price increase in November 2003. The Company anticipates wholesaler inventory levels may normalize in the fourth quarter of 2004 due to the delayed launch of generics.

AGRYLIN had a 27% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in September 2004 (September 2003: 27%).

AGRYLIN’s pediatric exclusivity expired in September 2004 in the US.

AGRYLIN will be known as XAGRID in the EU and following the anticipated license approval the product will have up to ten years market exclusivity, in the EU, in accordance with current orphan medicinal product legislation.

PENTASA

Sales of PENTASA for the three months to September 30, 2004 were $33.0 million, an increase of 66% compared to prior year (2003: $19.8 million).

US prescription volumes were constant over the same period, in line with the mesalamine / olsalazine market growth.

The difference between sales growth and prescription growth is mainly due to moderate level of wholesaler stocking in the third quarter of 2004, including $5.0 million of the new 500mg launch stock, compared with a moderate level of destocking in the third quarter of 2003. In addition, there were price increases in November 2003 and September 2004.

PENTASA had an 11% share of the total US oral mesalamine/olsalazine prescription market in September 2004 (2003: 11%).

CARBATROL

Sales of CARBATROL for the three months to September 30, 2004 were $11.2 million, a decrease of 3% compared to the prior year (2003: $11.6 million).

US prescription volumes were up 10% over the same period, due to the impact of renewed promotional efforts.

The decrease in sales, despite the increase in US prescription volumes, is due primarily to the impact of sales deductions this quarter resulting from price increases in September 2003 in addition to returns on some short-dated product.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in September 2004 (2003: 40%).

Shire has filed suit against Nostrum in connection with it seeking to market a generic version of CARBATROL. See Item 1 of Part II of this Form 10-Q: Legal Proceedings.

Product sales by operating segment

The following table presents the product sales of the Company by operating segment:

	3 months to September 30, 2004 $’000	3 months to September 30, 2003 $’000	change %

US	237,112	190,530	+ 24%
International	46,611	41,752	+ 12%

Total product sales	283,723	232,282	+ 22%

Of the Company’s four reportable operating segments only two generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 84% in the three months to September 30, 2004 (2003: 82%).

The 12% product sales growth in the International market was driven by AGRYLIN ($1.8 million), ADDERALL XR in Canada ($1.8 million) and CALCICHEW ($2.5 million).

As a result of the disposal of the vaccines business, the Biologics segment is no longer an operating segment of the Company.

Royalties

Royalty revenue increased 13% to $56.2 million for the three months to September 30, 2004 (2003: $49.7 million) as a result of strong sales and positive foreign exchange movements. The following table provides an analysis of Shire’s royalty income:

	3 months to September 30, 2004 $’000	3 months to September 30, 2003 $’000	change %

3TC	37,871	35,300	+ 7%
ZEFFIX	7,034	6,217	+ 13%
Others	11,294	8,218	+ 37%

Total	56,199	49,735	+ 13%

3TC

Royalties from 3TC for the three months to September 30, 2004 were $37.9 million, an increase of 7% compared to the three months to September 30, 2003 ($35.3 million). This was primarily due to a return to growth in the US nucleoside market.

Shire receives royalties from GSK on worldwide sales of 3TC, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the three months to September 30, 2004 were $291 million, an increase of 7% compared to the three months to September 30, 2003 ($272 million).

ZEFFIX

Royalties from ZEFFIX for the three months to September 30, 2004 were $7.0 million, an increase of 13% compared to the three months to September 30, 2003 ($6.2 million). The product continues to show strong growth in the UK, the US and Japan.

Shire receives royalties from GSK on worldwide sales of ZEFFIX, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the three months to September 30, 2004, were $61 million, an increase of 17% compared to the three months to September 30, 2003 ($52 million).

Other

Other royalties are primarily in respect of REMINYL, a product marketed in the US and the Rest of the World by Janssen Pharmaceutica NV (Janssen), with the exception of the UK and Ireland where Shire has exclusive marketing rights.

Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, continue to grow well in the Alzheimer’s market.

Cost of product sales

For the three months to September 30, 2004, the cost of product sales amounted to 14% of product sales (2003: 14%).

Research and development (R&D)

R&D expenditure increased from $47.3 million in the three months to September 30, 2003 to $57.8 million in the three months to September 30, 2004 due to the good progress of late stage Phase III trials. Shire’s pipeline is now well advanced with five projects in late stage development or Registration. Expressed as a percentage of total revenues, R&D expenditure in the three months to September 30, 2004 was 17% (2003: 17%).

Selling, general and administrative

Selling, general and administrative expenses, excluding depreciation and amortization, increased from $79.9 million in the three months to September 30, 2003 to $104.7 million in the three months to September 30, 2004, an increase of 31% reflecting marketing expenses related to new product launches including FOSRENOL, XAGRID and ADDERALL XR (adult). As a percentage of product sales, these expenses were 37% (2003: 34%).

The depreciation charge for the three months to September 30, 2004 was $5.3 million (2003: $8.6 million). Included within the charge for the three months to September 30, 2003 are tangible fixed asset write-downs of $5.5 million. The underlying increase was primarily due to accelerated depreciation of property, plant and equipment as a result of the US site rationalization.

The amortization charge for the three months to September 30, 2004 was $15.0 million (2003: $17.3 million). Included within the charge are intangible asset write-downs of $5.5 million (2003: $11.2 million).

The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products.

Reorganization costs

During the three months to September 30, 2004, $10.1 million of reorganization costs were incurred. The costs related to employee severance ($2.6 million), relocation ($3.6 million) and other costs associated with the reorganization ($3.9 million). For further information, see the Liquidity and Capital resources section of this Form 10-Q.

Interest income and expense

For the three months to September 30, 2004, the Company received interest income of $5.7 million (2003: $3.7 million). The increase was primarily due to rising interest rates.

Interest expense increased from $2.0 million to $8.0 million. This increase is due to the write-off of costs capitalized at the time of issuance of the convertible loan notes. These costs were being amortized over the life of the notes but were written-off following the redemption of $370.1 million of the loan notes during the three months to September 30, 2004.

Other income/(expense), net

For the three months to September 30, 2004, other expense totaled $4.9 million (2003: expense of $0.8 million). The expense in the three months to September 30, 2004 and 2003 primarily related to the write-down of certain portfolio investments.

Taxation

The effective rate of tax on continuing operations for the three months to September 30, 2004 was 28% (2003: 26%). At September 30, 2004, net deferred tax assets of $86.7 million were recognized (December 31, 2003: $63.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in earnings/(losses) of equity method investees

During the three months to September 30, 2004 the Company received $1.1 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2003: $0.9 million). Included in the figure to September 30, 2003 was a loss of $0.9 million representing Shire’s 50% share of the losses of the commercialization partnership with Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

As part of the transaction disposing of the vaccines business, IDB was required to reimburse Shire in full for the net cost of operating the vaccines business from June 30, 2004. Consequently the costs of operations for the results of the vaccines business from July 1, 2004 to September 9, 2004, have been offset by the IDB re-imbursement in the statement of operations.

The vaccines business impacted net income with losses of $8.7 million for the three months to September 30, 2003.

Results of operations for the nine months ended September 30, 2004 and 2003

Overview

The results for the nine months ended September 30, 2003 and March 31, 2004 have been restated to reflect the disposal of the vaccines business, which was accounted for as a discontinued operation.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to September 30, 2004 $’000	9 months to September 30, 2003 $’000	change %

Product sales	803,597	732,514	+ 10%
Licensing and development	10,217	2,451	+ 317%
Royalties	170,001	149,334	+ 14%
Other	5,654	13	n/a

Total	989,469	884,312	+ 12%

Product sales

For the nine months to September 30, 2004, product sales increased $71.1 million (10%) to $803.6 million (2003: $732.5 million) and represented 81% of total revenues (2003: 83%). The following table provides an analysis of the Company’s key product sales:

	9 months to September 30, 2004 $’000	9 months to September 30, 2003 $’000	Product sales growth %	US prescription growth %

ADDERALL XR	422,997	338,847	+ 25%	+ 21%
AGRYLIN	121,995	102,132	+ 19%	+ 4%
PENTASA	86,705	74,311	+ 17%	+ 2%
CARBATROL	38,873	34,955	+ 11%	+ 13%
Others	133,027	182,269	-27%	n/a

	803,597	732,514	+ 10%

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2004. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

Sales of ADDERALL XR for the 9 months to September 30, 2004 were $423.0 million, an increase of 25% compared to prior year (2003: $338.8 million).

US prescriptions were up 21% over the same period, due primarily to a 19% increase in the total US ADHD market.

The difference between sales growth and US prescription growth was driven by the impact of price increases in November 2003 and June 2004 partially offset by the normalization of wholesaler stock levels compared to moderate levels of stocking during 2003.

ADDERALL XR increased its share of the total US ADHD market to 24% in September 2004 (September 2003: 22%), despite increased competition within the market and is now the leading brand in the US ADHD market.

The Company has filed suits against Barr Laboratories, Inc and Impax Laboratories, Inc in connection with their seeking to market generic versions of ADDERALL XR. See Item 1 of Part II of this Form 10-Q: Legal Proceedings.

AGRYLIN

Worldwide sales of AGRYLIN for the nine months to September 30, 2004 were $122.0 million, an increase of 19% compared to the prior year (2003: $102.1 million).

Although US prescription volumes were up by 4% between comparable periods, sales growth was higher due to significant wholesaler stocking in the US in anticipation of the launch of generics. For the nine months to September 30, 2004, sales outside the US market, where AGRYLIN is currently available on a named patient basis only, showed good growth.

AGRYLIN had a 27% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in September 2004 (September 2003: 27%).

AGRYLIN’s pediatric exclusivity expired in September 2004 in the US.

AGRYLIN will be known as XAGRID in the EU and following the anticipated license approval the product will have up to ten years market exclusivity, in the EU, in accordance with current orphan medicinal product legislation.

PENTASA

Sales of PENTASA for the nine months to September 30, 2004 were $86.7 million, an increase of 17% compared to prior year (2003: $74.3 million).

US prescription volumes were up 2% over the same period.

The difference between sales growth and US prescription growth was driven by the net wholesaler stocking that occurred in the nine months to September 30, 2004 compared to the nine months to September 30, 2003, and the effect of the price increases in September 2004 and November 2003.

PENTASA had an 11% share of the total US oral mesalamine/olsalazine prescription market in September 2004 (September 2003: 11%).

CARBATROL

Sales of CARBATROL for the nine months to September 30, 2004 were $38.9 million, an increase of 11% compared to prior year (2003: $35.0 million).

US prescription volumes were up 13% over the same period, due to the impact of promotional efforts.

The difference between sales growth and US prescription growth was driven by the negative impact of some wholesaler de-stocking combined with a modest increase in sales deductions more than offsetting price increases.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in September 2004 (2003: 40%).

Shire has filed suit against Nostrum in connection with it seeking to market a generic version of CARBATROL. See Item 1 of Part II of this Form 10-Q: Legal Proceedings.

Product sales by operating segment

The following table presents the product sales of the Company by operating segment:

	9 months to September 30, 2004 $’000	9 months to September 30, 2003 $’000	change %

US	670,412	620,100	+ 8%

International	133,185	112,414	+ 18%

Total product sales	803,597	732,514	+ 10%

Of the Company’s four reportable operating segments, only two generate revenues from the sale of products.

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 83% in the nine months to September 30, 2004 (2003: 85%).

The 18% product sales growth in the International market was primarily driven by the growth of AGRYLIN ($5.4 million), ADDERALL XR in Canada ($4.6 million) and CALCICHEW ($8.0 million) and favorable movements in foreign exchange rates, in addition.

As a result of the disposal of the vaccines business the Biologics segment is no longer an operating segment of the Company.

Royalties

Royalty revenue increased 14% to $170.0 million for the nine months to September 30, 2004 (2003: $149.3 million). The following table provides an analysis of Shire’s royalty income:

	9 months to September 30, 2004 $’000	9 months to September 30, 2003 $’000	change %

3TC	115,673	106,979	+8%
ZEFFIX	20,174	18,337	+10%
Others	34,154	24,018	+ 42%

Total	170,001	149,334	+ 14%

3TC

Royalties from 3TC for the nine months to September 30, 2004 were $115.7 million, an increase of 8% compared to the nine months to September 30, 2003 ($107.0 million). This was primarily due to continued growth in the worldwide nucleoside markets.

Shire receives royalties from GSK on worldwide sales of 3TC, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the nine months to September 30, 2004 were $879 million, an increase of 7% compared to the nine months to September 30, 2003 ($820 million).

ZEFFIX

Royalties from ZEFFIX for the nine months to September 30, 2004 were $20.2 million, an increase of 10% compared to the nine months to September 30, 2003 ($18.3 million). The product continues to show strong growth in the UK, the US and Japan. Foreign exchange movements also positively impacted performance in the nine months.

Shire receives royalties from GSK on worldwide sales of ZEFFIX, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the nine months to September 30, 2004, were $177 million, an increase of 15% compared to the nine months to September 30, 2003 ($154 million).

Other

Other royalties are primarily in respect of REMINYL, a product marketed in the US and the Rest of the World by Janssen, with the exception of the UK and Ireland where a commercialization partnership with Janssen-Cilag existed for the three months to March 31, 2004. With effect from March 31, 2004, the Company acquired from Janssen-Cilag the exclusive commercialization rights to REMINYL in the UK and Ireland.

Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, continue to grow well in the Alzheimer’s market.

Cost of product sales

For the nine months to September 30, 2004, the cost of product sales amounted to 12% of product sales (2003: 14%). The decrease is driven by a change in the product mix, with more income coming from higher margin products.

Research and development (R&D)

R&D expenditure increased from $142.1 million in the nine months to September 30, 2003 to $143.8 million in the nine months to September 30, 2004. Expressed as a percentage of total revenues, R&D expenditure was 15% (2003: 16%). This decrease in expenditure as a percentage of product sales is due to the effect of the exit from early stage development as part of the new business model. R&D expenditure is expected to equate to approximately 16% of total revenues for the year to December 31, 2004 due to the good progress of late-stage Phase III trials.

Selling, general and administrative

Selling, general and administrative expenses, excluding depreciation and amortization, increased from $291.3 million in the nine months to September 30, 2003 to $330.2 million in the nine months to September 30, 2004, an increase of 13%. As a percentage of product sales, these expenses were 41% (2003: 40%).

The increase in expenditure relates to additional marketing expenses, predominately ADDERALL XR and launch costs for FOSRENOL, XAGRID and ADDERALL XR (adult). The nine months ended September 30, 2003 also included pension top-up contributions and contractual termination costs for the Company’s former Chief Executive totalling $7.2 million.

The depreciation charge for the nine months to September 30, 2004 was $11.8 million (2003: $14.0 million), which included accelerated depreciation of property, plant and equipment as a result of the US site rationalization. Included within the charge for the nine months to September 30, 2003 are tangible fixed asset write-downs of $5.5 million.

The amortization charge for the nine months to September 30, 2004 was $34.1 million (2003: $34.4 million). The Company continuously assesses the carrying value of its other intangible assets. This involves consideration of amongst other things, the direction of the business and the marketability of the underlying products. Included within the charge are intangible asset write-downs of $5.5 million (2003: $11.2 million).

Reorganization costs

During the nine months to September 30, 2004, $32.0 million of reorganization costs were incurred. These costs related to employee severance ($12.5 million), relocation costs ($11.5 million) and other costs associated with the reorganization ($8.0 million). For further information, see the Liquidity and Capital resources section of this Form 10-Q.

Interest income and expense

For the nine months to September 30, 2004, the Company received interest income of $14.1 million (2003: $13.1 million). The increase was primarily due to rising interest rates.

Interest expense increased from $7.3 million in the nine months to September 30, 2003 to $12.3 million in the nine months to September 30, 2004. This increase is due to the write-off of costs capitalized at the time of issuance of the convertible loan notes. These costs were being amortized over the life of the notes but were written-off following the redemption of $370.1 million of the loan notes during the nine months to September 30, 2004.

Other (expense)/income, net

For the nine months to September 30, 2004, other income totaled $4.4 million (2003: expense of $10.6 million). The income in the nine months to September 30, 2004 was primarily due to the realized gain on the sale of a portfolio investment ($14.8 million) offset by the write down of certain portfolio investments ($12.7 million). The expense in the nine months to September 30, 2003 primarily related to the write-down of certain portfolio investments ($8.5 million).

Taxation

The effective rate of tax on continuing operations for the nine months to September 30, 2004 was 28% (2003: 26%) and it is anticipated that this effective rate on continuing operations will remain for the full year. At September 30, 2004, deferred tax assets of $86.7 million were recognized (December 31, 2003: $63.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe that it is more likely than not that the deferred tax assets will be realized.

Equity in earnings/(losses) of equity method investees

During the nine months to September 30, 2004 the Company received $3.4 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2003: $2.6 million). Included in the figure for the nine months to September 30, 2003, was a loss of $4.3 million representing Shire’s 50% share of the losses in the Company’s commercialization partnership with Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

The vaccines business impacted net income with losses of $20.1 million and $21.6 million for the nine months to September 30, 2004 and 2003 respectively. In addition the Company has recorded a loss on the disposal of the vaccines business of $44.2 million in the nine months to September 30, 2004.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at September 30, 2004 and December 31, 2003:

	September 30, 2004 $’000	December 31, 2003 $’000

Cash and cash equivalents	1,017,890	1,063,362
Restricted cash	30,901	46,474
Marketable securities	283,090	304,129

Gross cash funds, including restricted cash	1,331,881	1,413,965
Total debt	(6,023)	(376,307)

Net cash funds, including restricted cash	1,325,858	1,037,658

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2004 was $309.2 million compared to $214.7 million for the nine months to September 30, 2003. This increase in cash provided by operating activities was primarily the result of an increase in income from continuing operations, a movement in the provision for rebates and returns and a change in working capital. These changes resulted from an increase in the estimate of return and the timing of payments.

Net cash provided by investing activities was $43.6 million in the nine months to September 30, 2004. This was primarily due to inflows of $15.6 million of cash becoming unrestricted and $42.9 million of net capital expenditure on long-term investments, intangible assets and property, plant and equipment partially offset by a reduction of $21.0 million of cash placed on short-term deposit and proceeds from the sale of a listed investment and the sale of a business of $26.7 million and $30.0 million respectively. Capital expenditure on property, plant and equipment for the nine months to September 30, 2004 was $24.8 million, with the main expenditure being in relation to the manufacturing facility in Owings Mill, Maryland ($8.9 million) and computer software ($8.4 million). Other capital expenditure related to the purchase of long-term investments ($5.7 million) and the purchase of intangible assets ($12.4 million) which related to the commercialization rights of REMINYL in the UK and Ireland.

This is in comparison to the nine months to September 30, 2003 where investing activities provided $34.2 million of cash. This was due to an inflow of $102.9 million by reducing cash placed on short-term deposit, and outflows in respect of net capital expenditure on long-term investments, intangible assets and property, plant and equipment of $72.9 million. Capital expenditure on property, plant and equipment was $35.3 million, which primarily related to the purchase of additional office accommodation at the Group headquarters in Basingstoke, UK and $11.3 million for construction works at Shire’s manufacturing plant in Maryland. Other capital expenditure related to the purchase of intangible assets of $36.1 million, primarily METHYPATCH for $25.0 million and five products purchased from Draxis Health Inc., and long-term investments ($1.5 million).

The Company’s financing activities for the nine months to September 30, 2004 used $362.1 million, which included an outflow of $370.1 million for the redemption of the convertible loan notes and a $7.5 million inflow from exercises of employee stock options. Financing activities for the nine months ended September 30, 2003, which totalled an $80.0 million outflow, included $52.4 million paid for the redemption of common stock, $2.4 million received from the exercise of employee stock options and redemption of the 2% convertible loan notes of $29.8 million.

Reorganization

As previously disclosed, Shire is implementing a new business model of which a significant part is the consolidation of the North American sites from fourteen sites to four, including the opening of a new US headquarters office in Chesterbrook, Pennsylvania. The cost of the reorganization is currently estimated to be $55 million in 2004, and the reorganization is expected to be completed towards the end of 2005. There are still elements of the plan that need to be finalized and these may impact the total estimated costs of the reorganization. The main types of costs that will be incurred are as follows:

  The severance of employees;
  Retention payments to key employees;
  The relocation of employees;
  Lease termination costs; and
  Other incremental costs associated with the site closures, such as legal, consultancy, the write down of property, plant and equipment and duplicate facilities.

The reorganization will result in:

  The severance of 180 Shire employees;

  Retention payments to key employees;

  The relocation of 76 Shire employees to Chesterbrook, Pennsylvania; and

  Other costs including consultancy costs and the write down of property, plant and equipment.

As of September 30, 2004, 27 employees had left the Company. The cost of these employees is being ratably recognized over the period from the communication date to the termination date. In addition, 57 employees had relocated. The cost of relocation is being charged as it is incurred.

In addition to the above, the recruitment plan for the office in Chesterbrook, Pennsylvania is progressing well.

The following table presents the cost of the reorganization recorded to date and the total estimated costs for the reorganization which will be incurred in 2004 and 2005. After the plan is finalized and actions are completed, the Company will continue to update its estimate of costs to be incurred. These costs will be recorded when the costs meet the definition of a liability.

	Costs incurred in 3 months to September 30, 2004 $m	Total costs incurred to September 30, 2004 $m	Total estimated costs of reorganization $m

Employee severance	2.6	12.5	15-20
Relocation costs	3.6	11.5	11.5-15
Lease termination costs	-	-	10-15
Other costs	3.9	8.0	15-20

	10.1	32.0	51.5-70

Obligations and commitments

Contractual obligations

At September 30, 2004 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2003 Form 10-K and Form 10-Q for the three months to June 30, 2004 as follows:

Long-term debt

During the three months to September 30, 2004, the Company repurchased $370.1 million of the $370.2 million outstanding convertible loan notes as investors exercised their right to receive repayment.

Capital lease obligations

During the three months to September 30, 2004 the Company served notice to buy out the capital lease in respect of the building at its manufacturing facility in Owings Mills, Maryland. Repayment of the lease occurred on October 1, 2004 and consequently $5.7 million of long-term debt was re-classed as short-term debt.

Operating leases

During the period the Company served notice to buy out an operating lease relating to its manufacturing facility in Owings Mills, Maryland. Repayment of the leases occurred on October 1, 2004 and consequently $3.1 million of operating leases was re-classed as due within one year.

Purchase obligations

a)	As a consequence of the approval of FOSRENOL in the US on October 26, 2004, the Company has a commitment to make a payment of $18.0 million to AnorMED in less than one year.
b)	During the three months to September 30, 2004, the Company committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $10.6 million by the end of 2005.
c)	As a consequence of the sale of the vaccines business, the Company no longer has $14.6 million of commitments previously disclosed as due within one year.

In addition to the above contractual obligations, the company has the following commitments:

IDB

As part of the sale of the vaccines business, which was completed on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As of September 30, 2004 IDB had drawn down $23.8 million under the facility leaving an outstanding commitment of $76.2 million, for which $57.1 million of the original $70 million provision remains and is included within other current liabilities in the consolidated financial statements.

Interests in companies and partnerships

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $62.2 million (December 31, 2003: $44.8 million). As of September 30, 2004 an amount of $48.8 million (December 31, 2003: $36.8 million) has been subscribed, leaving an outstanding commitment of $13.4 million (December 31, 2003: $8.0 million).

FOSRENOL patent rights

In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan, from AnorMED Inc. (AnorMED) for consideration of up to $31.0 million. In September 2004, Shire exercised its option to acquire the Japanese patent rights.

Under the terms of the agreement, Shire will pay AnorMED $18.0 million when FOSRENOL is approved in the US, $7.0 million when it is approved in the relevant European countries and $6.0 million upon receipt of regulatory approval in Japan. In return for these payments AnorMED will assign the relevant patent rights to Shire. As Shire will own the patents it will have no obligation to make any royalty payments to AnorMED. As of September 30, 2004, $1.0 million has been paid as a consequence of FOSRENOL’s approval in Sweden and a further payment of $18.0 million is now due to AnorMED as a result of its approval in the US.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and marketable securities will be sufficient to meet its anticipated future operating expenses, capital expenditures (including planned expansions at its facilities), debt service and lease obligations as they become due over the next twelve months. The Company’s strategy of continued growth contemplates the possibility of growth through acquisitions of other businesses and the purchase of intangible assets, should appropriate opportunities become available. If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of its capital stock.

Based on the Company’s assessment of its material contractual obligations and commercial commitments, there is no known trend, demand, event or uncertainty that is reasonably likely to have a materially adverse effect on its consolidated results of operations, financial condition or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Group’s market risk exposure since December 31, 2003. Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a detailed discussion of the Group’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of September 30, 2004. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against the Company that are discussed in the Company’s Annual Report on Form 10-K for the year to December 31, 2003. Material updates to the proceedings discussed in the Company’s Annual Report on Form 10-K are described below. There is no assurance that the Company will be successful in these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the '819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30 mg strengths of ADDERALL XR (Barr's ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The Schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30 mg strength of ADDERALL XR (Impax's ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA and ANDA product infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. A trial date of October 11, 2005 has been set.

Neither Barr nor Impax may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. The lawsuits triggered stays of final FDA approval of up to 30 months of the Barr and Impax ANDAs from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notices to allow the court to resolve the suits. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions before the earlier of the expiration of the respective stay (February 2006 in the case of Barr and May 2006 in the case of Impax) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA following the expiry of Hatch-Waxman exclusivity. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA following the expiry of Hatch-Waxman exclusivity and upon expiry of any exclusivity that Barr may hold. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on 28 October 2004 the FDA granted an additional six months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that neither Barr nor Impax may market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL (Nostrum's ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18,

2003 Shire Laboratories served complaint in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum's ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration dates of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the '570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted.

Nostrum may not launch its ANDA product before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its ANDA product before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its ANDA product upon FDA final approval of its ANDA.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Matthew Emmens pursuant to Rule 13a-14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a-14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC (Registrant)

Date:

November 9, 2004	/s/ Matthew Emmens

	By:	Matthew Emmens

Chief Executive Officer

Date:

November 9, 2004	/s/ Angus Russell

	By:	Angus Russell

Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Matthew Emmens pursuant to Rule 13a-14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a-14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.