Form 10-K
period 2004-12-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2005-03-15
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29630

SHIRE PHARMACEUTICALS GROUP PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham,
Basingstoke, Hampshire, England, RG24 8EP	+44 1256 894 000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

American Depositary Shares, each representing three Ordinary Shares 5 pence par value per share	NASDAQ National Market

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

Yes [X]   No [   ]

As of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $4,246 million. This was computed using the average bid and asked price at the above date.

As of March 1, 2005, the number of outstanding ordinary shares of the Registrant was 490,233,072.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of those on Shire’s Attention Deficit & Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise, government regulation and approval, including but not limited to Health Canada’s suspension of ADDERALL XR® sales in Canada and the expected product approval dates of METHYPATCH®* (methylphenidate) (ADHD), SPD503 (ADHD), SPD 476 (Ulcerative Colitis) and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Agency in the United States, Shire’s ability to secure new products for development and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, for the year ended December 31, 2004.

The following are trademarks, either owned or licensed by Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed amphetamine salts)
ADDERALL® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
ALERTEC® (modafinil)
AMATINE® (midodrine hydrochloride)
CALCICHEW®/ CALCICHEW FORTE®/ CALCICHEW D-3®/ CALCICHEW D-3FORTE® (calcium carbonate)
CARBATROL® (carbamazepine)
COLAZIDE® (basalazide)
EQUETROTM (carbamazepine)
FOSRENOL® (lanthanum carbonate)
MICROTROL®
PERMAX® (pergolide mesylate)
PROAMATINE® (midodrine hydrochloride)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
SOLARAZE® (diclofenac sodium 3%)
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)
VANIQA® (eflornithine hydrochloride)

The following are trademarks of third parties.

3TC (trademark of GlaxoSmithKline (GSK))
COMBIVIR (trademark of GSK)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
EPZICOM (trademark of GSK)
FARESTON (trademark of Orion)
HEPTODIN (trademark of GSK)
HEPTOVIR (trademark of GSK)
KIVEXA (trademark of GSK)
METHYPATCH* (trademark of Noven Pharmaceuticals Inc. (Noven))
PENTASA (trademark of Ferring AS)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

* Referred to as MTS/METHYPATCH throughout this Form 10-K

SHIRE PHARMACEUTICALS GROUP PLC
2004 Form 10-K Annual Report
Table of contents
PART I
ITEM 1. BUSINESS
General	4
Recent developments	4
Financial information about operating segments	4
Strategy	5
Sales and marketing	5
Principal licensing and collaborative agreements	13
Manufacturing and distribution	15
Intellectual property	16
Competition	17
Government regulation	17
Third party reimbursement	19
Corporate social responsibility	20
Employees	20
Risk factors	20
Available information	26
ITEM 2. PROPERTIES	27
ITEM 3. LEGAL PROCEEDINGS	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	31
ITEM 6. SELECTED FINANCIAL DATA	33
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	56
ITEM 9A. CONTROLS AND PROCEDURES	56

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	57
ITEM 11. EXECUTIVE COMPENSATION	60
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	63
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	64
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	65

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	67

PART I

ITEM 1: Business

General

Shire Pharmaceuticals Group plc and its subsidiaries (collectively referred to as Shire or the Company) is a global pharmaceutical company with a strategic focus on meeting the needs of the specialist physician. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians.

Shire Pharmaceuticals Group plc was incorporated under the laws of England and Wales on January 1, 1994 and is a public limited company.

Historically Shire grew through acquisition, completing six major mergers or acquisitions from 1994 to 2001. Divestments of non-core assets have streamlined the operations and Shire will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value in the future.

Recent developments

In order to better integrate, coordinate and rationalize the Company’s business activities and complex operational structure, Shire embarked on a wide reaching reorganization program in 2004. The aim was to create a globally integrated organization composed of cross-functional teams with clear accountability for delivering results. The business model is being changed to accomplish this.

The introduction of portfolio teams focusing on Shire’s three core therapeutic areas (central nervous system (CNS), gastrointestinal (GI) and general products (GP)), and the relocation of Research and Development (R&D) and US commercial functions to one new site in Pennsylvania will improve communication and focus, and speed up the decision-making process.

As part of these changes, the Company announced the following:

  a North American site consolidation: the number of operational sites has been reduced from 14 to 6 in 2004;
  the creation of a new US headquarters in the Philadelphia area, where over 300 employees have been recruited;
  the disposal of the Company’s vaccines business to ID Biomedical Corporation (IDB), a Canadian biotechnology company, which was completed in the third quarter of 2004; and
  the out-licensing of non-core projects outside the CNS, GI and GP therapeutic areas, including TROXATYL (troxacitabine), an anti-cancer agent, to Structural GenomiX Inc. during the third quarter of 2004 and SPD 754 for the treatment of the Human Immunodeficiency Virus (HIV) to Avexa Limited in January 2005.

Shire’s new US headquarters are based in Wayne, Pennsylvania and the global headquarters will continue to be located in Basingstoke, UK. In July 2004, Shire sold its redundant distribution center in Buffalo Grove, Illinois. During 2005 the Company is also planning to close sites in Newport, Kentucky and Rockville, Maryland and these closures represent the final elements of the reorganization program. The reorganization cost recorded in 2004 of $48.5 million, is analyzed in Note 3 to the consolidated financial statements contained in Part IV of this Annual Report. It is estimated that further reorganization costs of approximately $12 million will be incurred in 2005.

On February 9, 2005, Shire announced that Health Canada had suspended sales of ADDERALL XR in Canada where sales in 2004 amounted to $7.8 million. The suspension followed Health Canada’s interpretation of adverse event data as part of routine label updating. Following the Health Canada announcement, the US Food and Drug Administration (FDA) issued a statement in which it advised that after consultation with the Canadian authorities regarding the basis for their action, it did not feel that any immediate changes were warranted in the FDA labeling or approved use of ADDERALL XR in the US based on its preliminary understanding of Health Canada’s analyses of adverse event reports and the FDA’s own knowledge and assessment of those reports. Although Shire is complying with Health Canada’s suspension request, the Company strongly disagrees with the conclusions drawn by Health Canada and has lodged an appeal and taken other actions to preserve its legal rights and options.

Financial information about operating segments

Substantially, all of the Company’s revenues, operating profits or losses and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within four operating segments: US, International, R&D, and Corporate. Segment revenues, profits or losses and assets for 2004, 2003 and 2002 are presented in Note 23 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Strategy

Shire’s goal is to become a market leader in meeting the needs of the specialist physician in targeted segments within its core therapeutic focus areas, CNS, GI, and GP while retaining the flexibility to target new therapeutic areas to the extent opportunities arise through product or project acquisitions or through the emergence of marketed products from within the GP portfolio. Shire believes that a carefully selected portfolio of products with a strategically aligned, relatively small sales force will deliver strong results. The Company’s sales and marketing expertise as well as drug development competence is vital to deliver on this strategy.

Following a detailed strategic review in 2003, the Company revised its strategic priority. Shire will search, develop and market but will not invent. This approach aims to deliver the combined benefit of increased returns and lower risks.

The Company will seek to acquire products with substantial patent protection rather than just three years’ exclusivity under the US Hatch-Waxman Act. The Company will also focus its in-licensing and merger and acquisition (M&A) efforts on the US market, and obtain European rights whenever possible.

Shire has refocused its R&D efforts and technology to concentrate on areas where it has a commercial presence and is creating the flexibility to add new therapeutic areas based on product acquisition opportunities. The strategic review in 2003 thoroughly evaluated the Company’s pipeline and refocused resources on four projects, which are currently in Phase III of development. In addition, in January 2005, Shire entered into a collaborative agreement with New River Pharmaceuticals Inc. (New River) for the commercialization of a Phase III compound, NRP104, for the treatment of ADHD, with the option to commercialize it for additional indications. Recognizing Shire’s strategic intent to focus on North America and Europe, the Company has sought out-licensing partners to cover the Japanese market. The Company has successfully out-licensed the Japanese marketing and development rights to AGRYLIN and FOSRENOL to the pharmaceutical division of respectively, the Kirin Brewery Company Limited and Bayer Yakuhin Limited, each being companies with an established presence in this market.

Sales and marketing

At December 31, 2004, the Company employed 837 sales and marketing staff to service its operations in the US, the UK, the Republic of Ireland, Germany, France, Spain, Italy and Canada. The Company believes that its sales and marketing infrastructure can be expanded quickly, if required, to meet current and new product opportunities.

Currently marketed products

The table below lists the Company’s key currently marketed products, indicating the owner, licensor and marketer of the product and the territory in which the product is being marketed.

Products	Principal indications	Owner/licensor	Marketed by/relevant territory

Treatments for CNS disorders

ADDERALL XR (mixed	ADHD (Attention Deficit	Shire	Shire / US and Canada [1]
amphetamine salts)	Hyperactivity Disorder)

ADDERALL (mixed	ADHD	Shire	Shire / US
amphetamine salts)

CARBATROL (carbamazepine)	Epilepsy	Shire	Shire / US

REMINYL (galantamine	Alzheimer’s disease	Synaptech Inc.	Shire / UK & Republic of Ireland
hydrobromide)			Janssen 2 / RoW

Treatments for GI diseases

PENTASA (mesalamine)	Ulcerative colitis	Ferring	Shire / US

COLAZIDE (balsalazide)	Ulcerative colitis	Shire	Shire/UK [3]

Treatments for other diseases

AGRYLIN (anagrelide	Thrombocythemia	Shire	Shire / US and Canada [4]
hydrochloride)	secondary to a
myeloproliferative disorder

XAGRID (anagrelide	Thrombocythemia	Shire	Shire / Germany, France, UK and
hydrochloride)	secondary to essential		Republic of Ireland [3]
thrombocythemia

FOSRENOL (lanthanum	Hyperphosphatemia in end	Shire/AnorMED	Shire / US
carbonate)	stage renal disease	Inc.

PROAMATINE / AMATINE	Symptomatic orthostatic	Nycomed	Shire / US and Canada
(midodrine hydrochloride)	hypotension

CALCICHEW (calcium	Adjunct in osteoporosis	Nycomed	Shire / UK and Republic of Ireland
carbonate) range

[1]	Canadian marketing authorization is currently suspended.

[2]	Janssen Pharmaceutica N.V. (Janssen) (part of the Johnson & Johnson Group).

[3]	Also distributed in other European markets on Shire’s behalf.

[4]	Also distributed in other worldwide markets on Shire’s behalf.

Treatments for CNS disorders

ADDERALL XR and ADDERALL

ADHD is estimated to affect between 3% and 9% of children in the US. Symptoms present themselves as impulsivity/hyperactivity, inattention or both. In up to 66% of children affected by the disorder, symptoms will persist into adulthood, with estimates of up to 8.6 million adults in the US having ADHD. According to IMS Health, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was approximately $2.6 billion for the year to December 31, 2004.

Shire’s products, ADDERALL, which was launched in 1996, and ADDERALL XR, which was launched in 2001, contain a combination of mixed amphetamine salts.

In February 2002, Barr Laboratories, Inc. (Barr) announced that it had received FDA approval to market a generic version of the original ADDERALL formulation, which is not patent protected. Since then, several other companies have also obtained approval and launched generic versions of ADDERALL. However, much of Shire’s ADDERALL business has been switched to ADDERALL XR, a patent protected, longer acting formulation.

ADDERALL XR is a patented formulation which uses Shire Laboratories’ MICROTROL drug delivery technology and is designed to provide an all-day treatment with one morning dose. It can be administered as a capsule or sprinkled on soft food. In the ADHD market, a once-a-day formulation provides the following important patient benefits:

  provides all-day control of symptoms;

  avoids the need for medication to be taken at school;

  reduces the risk of diversion;

  allows parental control of medication; and

  offers potential for improved patient compliance.

ADDERALL XR was approved by the FDA in October 2001 and was launched in November 2001. In November 2001 a formulation and pharmaceutical composition patent for ADDERALL XR was issued by the US Patent and Trademark Office, providing coverage through to 2018. In August 2003, a second US patent covering ADDERALL XR was issued to Shire. The product had a three year FDA market exclusivity period to October 2004 under the US Hatch-Waxman Act. In October 2004 Shire satisfied the terms of a “written request” from the FDA for provision of data from a clinical program examining the effects of ADDERALL XR in adolescent pediatric patients. Following this, an additional six months of pediatric exclusivity was granted by the FDA under the pediatric exclusivity provisions of the US Food, Drug and Cosmetic Act. This extended the FDA pediatric exclusivity period for ADDERALL XR to April 2005.

In August 2004, the FDA approved ADDERALL XR as a once-daily treatment for adults with ADHD.

According to IMS Health, ADDERALL XR achieved a 25% share of the US prescription ADHD market for the month of December 2004.

ADDERALL XR was made commercially available for the treatment of children in Canada during February 2004. On February 9, 2005, Shire announced that Health Canada had suspended sales of ADDERALL XR in Canada where sales in 2004 amounted to $7.8 million. Following the Health Canada announcement, the FDA issued a statement in which it advised that after consultation with the Canadian authorities regarding the basis for their action, it did not feel that any immediate changes were warranted in the FDA labeling or approved use of ADDERALL XR in the US based on its preliminary understanding of Health Canada’s analyses of adverse event reports and the FDA’s own knowledge and assessment of those reports. Although Shire is complying with Health Canada's suspension request, the Company strongly disagrees with the conclusions drawn by Health Canada and has lodged an appeal and taken other actions to preserve its legal rights and options.

Shire’s extended release “once daily” ADDERALL XR, is covered by two US patents. Shire was notified in January 2003 (in respect of one patent) and August 2003 (in respect of the other patent), that Barr had submitted an abbreviated new drug application (ANDA) under the US Hatch-Waxman Act seeking permission to market a generic version of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration dates of the two US patents and alleging that the patents are invalid, unenforceable or not infringed by Barr’s proposed product. The Company has filed two suits against Barr seeking a ruling that Barr’s ANDA infringes both of Shire’s US patents, an injunction to prevent Barr from commercializing its product before the expiration of the patents, damages in the event that Barr does engage in such commercialization and its attorneys’ fees and costs. See ITEM 3: Legal Proceedings, for further information.

Shire was notified in November 2003 that Impax Laboratories Inc. (Impax) had also submitted an ANDA under the US Hatch-Waxman Act seeking permission to market a generic version of the 30mg strength of ADDERALL XR, prior to the expiry of Shire’s two US patents and alleging that the patents are invalid, unenforceable or not infringed by Impax’s proposed product. The Company has filed a lawsuit against Impax seeking a ruling that Impax’s ANDA infringes both of Shire’s US patents, an injunction to prevent Impax commercializing its product before the expiration of the patents, damages in the event that Impax does engage in such commercialization and its attorney’s fees and costs. In December 2004, Shire received an additional notification from Impax advising of the filing of an ANDA for generic versions of the 5mg, 10mg, 15mg, 20mg, and 25mg strengths of ADDERALL XR. Shire has also filed a separate lawsuit against Impax with respect to these strengths. See ITEM 3: Legal Proceedings, for further information.

In December 2004, Shire was notified that Colony Pharmaceuticals Inc (Colony) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s patents. Shire has decided not to sue Colony.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s patents. Shire is reviewing the content of the notice received from Teva and is considering what action, if any, it will take against Teva.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final approval of their respective ANDAs from the FDA. The lawsuits against Barr and Impax triggered stays of FDA approval of up to 30 months from the Company’s receipt of, respectively, Barr’s and Impax’s notices to allow the court to resolve the suits. In the Barr case, the latest 30 month stay expires in February 2006. In the Impax cases, the 30 month stay for the 30mg product expires in May 2006 and for the new strengths of 5mg, 10mg, 15mg, 20mg and 25mg in June 2007. The Impax court case is scheduled to go to trial in October 2005 and the Barr court case is scheduled to go to trial in January 2006. Should Barr receive a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the currently pending 30-month stays or a district court decision in its favor. None of Impax, Colony or Teva will be able to lawfully launch a generic version of ADDERALL XR without the necessary final approval from the FDA and the expiration of any market exclusivity rights granted by the FDA to the “first to file”. The FDA may grant 180 days of generic market exclusivity to the “first to file”. See ITEM 3: Legal Proceedings for further information.

Two life-cycle management projects for the ADDERALL franchise are currently under development, SPD465 and SPD483, which are in Phase III and pre-clinical stages, respectively.

CARBATROL

Approximately 2.5 million people in the US suffer from epilepsy, a disorder that is characterized by a propensity for recurrent seizures and is defined by two or more unprovoked seizures. CARBATROL is an extended release formulation of carbamazepine that uses Shire’s MICROTROL technology. It can be administered as a capsule or sprinkled on food and delivers consistent blood levels of drug over 24 hours, when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL’s extended release formulation therefore provides potential compliance advantages for patients. Carbamazepine is one of the most widely prescribed anti-epileptic drugs; it is considered to be the gold standard molecule1 in the treatment of partial seizures. In the US prescription numbers for CARBATROL increased by over 100,000 to over one million in 2004.

The FDA approved CARBATROL in September 1997 for marketing in the US and it was launched in the US in June 1998. CARBATROL is protected by two US patents, with expiration dates of 2011 and 2016 respectively.

In August 2003, Shire received a notice that Nostrum Pharmaceuticals, Inc. (Nostrum) had filed an ANDA under the US Hatch-Waxman Act seeking permission to market a generic version of the 300 mg strength of CARBATROL and alleging that Shire’s patents are not infringed by Nostrum’s 300 mg extended release carbamazepine product. The Company has filed a lawsuit against Nostrum seeking a ruling that Nostrum’s product infringes Shire’s US patents, an injunction to prevent Nostrum commercializing its product before the expiration of the patent, damages in the event that Nostrum does engage in such commercialization and its attorneys’ fees and costs. See ITEM 3: Legal Proceedings, for further information.

1 For the treatment of systematic localized-related epilepsy, (simple partial, complex partial, secondary generalized).

REMINYL

Alzheimer's disease is the most common form of dementia in the US. It affects the ability to carry out normal daily activities and affects memory, language and behavior. It is progressive, with death usually occurring within eight to ten years following the onset of symptoms. It is estimated that approximately 4 million people in the US suffer from Alzheimer's disease.

REMINYL is used for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. The Company is licensed to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer’s disease and related dementias throughout the world, excluding North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company in turn has granted a sub-license to Janssen to develop, manufacture and sell REMINYL in all territories licensed to the Company, except the UK and the Republic of Ireland where Shire now has the exclusive commercialization rights for the product (effective May 3, 2004). Janssen has been separately licensed by Synaptech Inc. to develop, manufacture and sell REMINYL in North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company has also granted to Janssen a license to use the Company’s know-how relating to REMINYL throughout the world except for the UK and the Republic of Ireland. Janssen pays the Company royalties on its net sales of REMINYL for Alzheimer’s disease and related dementias.

REMINYL was launched in the UK in September 2000 followed by launches in a number of other countries during late 2000 and 2001. In the US, REMINYL was approved by the FDA in February 2001 and launched in May 2001.

REMINYL was launched using natural galantamine extracted from daffodil bulbs. Regulatory approval for the manufacture of synthetic galantamine was gained in 2001 in Europe and the US.

Janssen’s US affiliate company continues to work on the implementation of an FDA requested name change for REMINYL in the US. The request results from dispensing errors in the US caused by confusion between REMINYL and the drug AMARYL® (glimepiride), a treatment of Type 2 diabetes mellitus. Janssen’s US affiliate is conducting market research for a new name in the US. The Company is unaware of any similar dispensing errors outside of the US.

The Company and Janssen are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment.

On March 1, 2005, the National Institute for Clinical Excellence (NICE) in England and Wales issued a preliminary Appraisal Consultation Document for consultation with stakeholders. This preliminary appraisal recommends that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and

Wales are no longer reimbursable when used by new patients. This consultation document affects REMINYL in England and Wales. The recommendation is primarily based on NICE's appraisal of the economic benefit of these products. Shire disagrees with NICE's appraisal and believes that the economic model used by NICE has fundamental flaws or limitations and will be submitting these views as part of the consultation process. If the recommendation is adopted, REMINYL would no longer be reimbursed for new patients in England and Wales from the date of implementation of the Final Appraisal Document, which the Company expects to be in second half of 2005. However, the Company expects that REMINYL would still be available under private prescription in England and Wales. Patients prescribed REMINYL on the National Health Service prior to the final appraisal being published would continue to be reimbursed.

Treatments for GI diseases

PENTASA

Ulcerative colitis, a type of inflammatory bowel disease, is a chronic, relapsing disease in which part or all of the large intestine becomes inflamed and often ulcerated. This condition is estimated to affect upwards of 1.2 million people worldwide. The mainstay of treatment for inflammatory bowel disease is 5-aminosalicylate (mesalamine) based products (5-ASA).

PENTASA controlled-release capsules are indicated for the induction of remission and for the treatment of patients with mild to moderately active ulcerative colitis. PENTASA is an ethylcellulose-coated, controlled release capsule formulation of mesalamine designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. Having received FDA approval in July 2004 the 500mg dosage form was launched in September 2004.

COLAZIDE

In May 2000, Shire in-licensed COLAZIDE, a second treatment for ulcerative colitis, from Salix Pharmaceuticals Inc. for a number of European countries. The first launch of COLAZIDE was in the UK in September 2000.

Treatments for other diseases

AGRYLIN/XAGRID

Myeloproliferative disorders (MPD), including essential thrombocythemia (ET) and polycythemia vera, are a group of diseases in which one or more blood cell types are overproduced. In the case of platelets, which are involved in the blood clotting process, excess numbers can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets, which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

Licensed from Bristol Myers Squibb in 1991, AGRYLIN was approved by the FDA for the treatment of ET in 1997 with an expanded indication for thrombocytosis (elevated platelet count) secondary to all MPDs granted in 1998. AGRYLIN is marketed in a number of countries outside of the US and was approved, with orphan drug status, for use in the EU, Iceland and Norway for second-line, monotherapy treatment of ET, under the trade name XAGRID, in November 2004. Since January 2005 XAGRID has been launched in France, Germany, the UK and Republic of Ireland, Denmark and Sweden. Launches in additional countries are anticipated during the course of the year.

The Company holds patents and patent applications in the US and other selected countries, including Europe, relating to processes for producing the active ingredient, anagrelide. The composition of matter patents for AGRYLIN have expired. The Company relies on trade secrets, unpatented know-how and trademarks and contractual arrangements with third parties to maintain its competitive position.

Orphan drug exclusivity for AGRYLIN in the US expired in March 2004 and a subsequent six-month pediatric exclusivity extension granted by the FDA (through to September 2004) has also expired. In August 2004, Shire filed a Citizens’ Petition with the FDA. This is a legal process requesting that the FDA reconsider an action, or potential action, (either decided or soon to be decided), that may impact the public at large. Shire has petitioned that any generic anagrelide product should be demonstrated to be bio-equivalent to AGRYLIN. The Company is anticipating the launch of generic versions of AGRYLIN in the US market but no generic products have come to market to date.

FOSRENOL

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

FOSRENOL is Shire’s phosphate binder for use in end-stage renal failure patients receiving dialysis. FOSRENOL binds dietary phosphate in the stomach to prevent it from passing through the gut lining and based upon this mechanism of action, phosphate absorption from the diet is decreased. Shire’s clinical package now includes data from up to five years of use of FOSRENOL in patients in clinical trials. Formulated as a convenient chewable tablet it received FDA approval in the US in October 2004 and was made available on prescription in the US in January 2005. Approval was also gained in Sweden in March 2004, and further regulatory approvals have been sought in a number of other EU Member States pursuant to the Mutual Recognition Process. (See below under ‘Products under development’.) Following pricing and reimbursement discussions with individual countries the launch of FOSRENOL in Europe will be phased during 2005.

PROAMATINE / AMATINE

In 1996, PROAMATINE was approved by the FDA for the treatment of symptomatic orthostatic hypotension. This is a condition involving low blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. A seven-year period of market exclusivity in the US expired in September 2003 and generic competitors have since entered the market.

CALCICHEW range

Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than three million people in the UK are estimated to suffer from this condition. Osteoporosis affects both sexes but is more rapid and profound in women, largely as a result of the decline in estrogen production following menopause.

Shire is licensed to distribute the CALCICHEW range of calcium and calcium/vitamin D supplements for the adjunctive treatment of osteoporosis. They are sold mainly in the UK and the Republic of Ireland. The CALCICHEW range includes CALCICHEW, CALCICHEW FORTE, CALCICHEW D-3® and CALCICHEW D-3FORTE® .

FARESTON

In November 2004, Shire sold the US marketing rights for FARESTON (toremifene) to the license holder Orion Corporation.

Royalties received from antiviral products

The Company receives royalties on antiviral products that were out-licensed by Shire to GSK. The table below lists these key antiviral products, indicating the owner/licensor and marketer of the product and the territory in which the product is being marketed.

Products	Principal indications	Owner/licensor	Marketed by/relevant territory

3TC/EPIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
COMBIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
TRIZIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
ZEFFIX/EPIVIR HBV/	Hepatitis B infection	Shire/GSK	Shire & GSK / Canada; GSK / RoW
HEPTOVIR [1]
[1]This is not a comprehensive list of trademarks for this product as various others are used in smaller markets.

3TC/EPIVIR, COMBIVIR, TRIZIVIR

HIV is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome (AIDS). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

Lamivudine was originally discovered by Shire BioChem Inc. (BioChem), a wholly-owned subsidiary of Shire, and out-licensed to Glaxo Wellcome in 1990. Shire receives royalties on worldwide sales of lamivudine (now marketed in various single and combination formulations, including 3TC/EPIVIR, COMBIVIR and TRIZIVIR), except in Canada, where a commercialization partnership with GSK exists. These products are sold worldwide.

According to UNAIDS (a joint United Nations program on AIDS), in December 2004 there were 40 million adults and children living with the HIV infection worldwide. Estimates suggest that there were five million new infections in 2004.

ZEFFIX

Hepatitis B virus (HBV) is the causative agent of both acute and chronic forms of Hepatitis B, a liver disease that is a major cause of death and disease throughout the world. Over two billion people worldwide have, at some point, been infected with HBV. Of these two billion, there are over 350 million people chronically infected. Vaccines to prevent infection by HBV are currently available, however, they have not been shown to be effective in those already infected with the virus.

Lamivudine has also been shown to be effective against HBV in patients with chronic HBV infection and is marketed as ZEFFIX and various other trademarks around the world. The Company has also entered into agreements with GSK in connection with this indication and the Company receives royalties on sales of lamivudine by GSK for treatment of chronic infection by HBV except in Canada, where a commercialization partnership with GSK exists.

Products under development

Shire’s R&D activities are designed to support the Company’s commercial success in key global markets, with particular emphasis on the US, which represents approximately one-half of the world market. This requires investment in a number of areas including supporting the extension of the life-cycle of existing marketed products, the development of new medicinal products and the identification and assessment of new product opportunities.

Shire has refocused its R&D efforts towards late-stage opportunities, recognizing that in-licensing of late-stage development products reduces financial and technical risks associated with earlier stage research. Compatible with the “search, development, market” strategy the refocus has led to closure of its early stage research center in Canada in 2003 and the sale of the vaccines business to IDB in September 2004. In parallel, Shire has narrowed its current development focus to three core therapeutic areas: CNS, GI and GP.

To further focus R&D support on late-stage development activities for key global markets in core therapeutic areas, Shire has out-licensed and partnered a number of development programs. In 2003 Shire out-licensed the rights to develop and market two late-stage projects in Japan (AGRYLIN and FOSRENOL), in order to allow it to focus its R&D activities on US and European markets. In July 2004 the global research, development and marketing rights for TROXATYL for acute myelogenous leukemia were out-licensed to Structural GenomiX Inc. In January 2005 the Company out-licensed SPD 754, indicated for HIV, to Avexa Limited.

Shire is in the process of restructuring its R&D resources to support the re-focus of strategy. Shire plans to continue its “virtual” R&D approach whereby the Company will continue to utilize extensively external clinical research organizations in supporting its R&D activities.

The table below lists the Company’s key products under development by therapeutic area, indicating the most advanced development status reached in any market for each and Shire’s territorial rights.

Products	Principal indications	Most advanced development status	Shire’s territorial rights

Treatments for CNS disorders
EQUETRO [1]	Bipolar Disorder	Approved US	Global
ADDERALL XR adolescents	ADHD	Registration US	Global
MTS/METHYPATCH	ADHD	Registration US	Global
SPD503	ADHD	Phase III	US
NRP104 [2]	ADHD	Phase III	Global
SPD465	ADHD	Phase III	Global
SPD483	ADHD	Preclinical	Global

Products	Principal indications	Most advanced development status	Shire’s territorial rights

Treatments for GI diseases

SPD476	Ulcerative colitis	Phase III	Key major markets
worldwide
SPD480	Ulcerative colitis	Phase II	Key major markets
worldwide
Treatments for diseases in the GP area

FOSRENOL (lanthanum	Hyperphosphatemia in	Approved EU (reference	Global
carbonate)	end stage renal disease	member state Sweden);
Registration (Australia,
Taiwan);
Pre-Registration (Canada);
Phase I Japan

[1]	EQUETRO (previously SPD417/BIPOTROL) was approved December 2004, launch of the product is planned for the first half of 2005.

[2]	Rights acquired from New River on January 31, 2005.

Treatments for CNS disorders

EQUETRO (previously known as BIPOTROL and SPD417)

In December 2004 EQUETRO (extended-release carbamazepine capsules) received FDA approval for the treatment of acute manic and mixed episodes associated with bipolar I disorder. EQUETRO has three years market exclusivity under the US Hatch-Waxman Act.

ADDERALL XR Adolescents

In September 2004 a supplemental new drug application (sNDA) for the use of ADDERALL XR in the adolescent population was submitted to the FDA. It is anticipated that a response to this submission will be received during the second half of 2005.

MTS/METHYPATCH

In February 2003, Shire announced the acquisition of the worldwide sales and marketing rights of MTS/METHYPATCH from Noven.

A methylphenidate transdermal delivery system for the once-daily treatment of ADHD, MTS/METHYPATCH, if approved, will enable Shire to develop a new presence in the methylphenidate segment of the market, which currently represents nearly half of the US ADHD prescription volume.

In April 2003, Noven received a ‘not approvable’ letter from the FDA in response to its June 2002 New Drug Application (NDA). A program has been agreed with the FDA to address issues raised in the letter and this work is currently ongoing.

MTS/METHYPATCH has a technology patent until 2012 and composition patents in the US and other key markets until December 2018.

SPD503

SPD503 (guanfacine) is a non-stimulant “non-scheduled” compound in Phase III development for use in ADHD; utility in both pediatrics and adults will be investigated. SPD503 is patented through 2015.

NRP104

Shire signed a collaboration agreement with New River on January 31, 2005 for NRP104, which is currently in Phase III development for the treatment of ADHD. A NDA for the product is currently anticipated to be filed with the FDA in the second half of 2005 or early 2006.

NRP104 is a new chemical entity, an amphetamine pro-drug where lysine is linked to d-amphetamine single salt. Because it is inactive until metabolized in the GI tract, it may offer the advantage of reduced potential for abuse or overdose and may have a unique safety profile versus traditional stimulants.

Under the terms of the agreement Shire will collaborate with New River on developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, Shire has the license to develop and commercialize NRP104.

SPD465 and SPD483

SPD465 and SPD483 are life-cycle projects for the ADDERALL franchise. SPD465 is now in Phase III of development, while SPD483 is in pre-clinical development.

SPD473

SPD473, a mixed monoamine reuptake inhibitor, was being investigated for use in the treatment of ADHD. Data from a Phase II (proof of concept study) reported in 2004 did not meet with Shire’s criteria for continued development of the product in this area and accordingly development activities have ceased.

Treatments for GI diseases

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

SPD476

SPD476 is being developed as a high strength (1200mg) 5-ASA based product for ulcerative colitis using a unique formulation and delivery platform. Phase III development is ongoing. Rights to SPD476 in key global markets were licensed from Giuliani SpA on May 6, 2002. The formulation of this product is patented through 2020.

SPD480

SPD480 is a 5-ASA based product formulated in a single dose, 2g and 4g, foam for rectal delivery in the treatment of ulcerative colitis. Rights to key global markets were licensed from Giuliani SpA in October 2002. This product will provide an alternative treatment for distal/rectal ulcerative colitis and has reached Phase II development.

Treatments for other diseases in the GP area

FOSRENOL

FOSRENOL, the Company’s treatment for patients with end stage renal disease, received FDA approval in October 2004 and the first European approval (by reference member state Sweden) was granted in March 2004 (see currently marketed products section above). Approvals are being sought in other EU territories.

Preventatives for viral infections

Following the sale of Shire’s vaccine business to IDB in September 2004, preventatives for viral infections no longer form part of the Shire portfolio.

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

The Company’s portfolio of drug delivery technologies includes technologies to predict and enhance bio availability of drugs as well as technologies to develop oral controlled release profiles. The Company has employed these technologies selectively to develop its own unique products such as CARBATROL and ADDERALL XR.

Principal licensing and collaborative agreements

Various Galantamine agreements

Pursuant to an agreement with Synaptech Inc. (Synaptech), the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, the Company has the exclusive right under Synaptech’s patents and know-how to develop, manufacture and sell REMINYL for use in the treatment of Alzheimer's disease and related dementias worldwide except North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company pays Synaptech royalties on the net sales of REMINYL by the Company and its sublicensees in these territories for Alzheimer's disease and related dementias.

The Company, in turn entered into a sub-license with Janssen under which it granted Janssen exclusive rights under the Synaptech patents and know-how to develop, manufacture and sell REMINYL for use in Alzheimer's disease and related dementias in all territories licensed to the Company, except the UK and the Republic of Ireland. Janssen pays the Company royalties on its net sales of REMINYL for Alzheimer’s disease and related dementias. Janssen has entered into a separate license agreement with Synaptech covering North America, Japan, Korea, Taiwan, Thailand and Singapore.

The Company has also entered into a co-development, know-how and supply agreement with Janssen under which it licensed to Janssen all of its clinical data and know-how relating to the use of galantamine in Alzheimer's disease and related dementias and schizophrenia worldwide, except for the UK and the Republic of Ireland. In consideration for this licence over Shire’s clinical data and know-how, Janssen pays the Company additional royalties on its net sales of REMINYL for Alzheimer’s disease and related dementias and schizophrenia. The Company has the right to acquire any improvements for REMINYL developed or acquired by Janssen, including any new formulations or any new indications, in the UK and the Republic of Ireland. In return for such rights, the Company has agreed to pay a small percentage of any R&D or acquisition costs incurred.

The Company and Janssen co-promoted REMINYL in the UK and the Republic of Ireland until May 3, 2004. With effect from May 3, 2004, the Company terminated the co-promotion arrangement with Janssen and the Company purchased the exclusive rights to promote REMINYL in the UK and the Republic of Ireland for $30 million.

Lamivudine

By agreement between Shire BioChem and GSK dated January 31, 1990 and amended as of November 20, 1995, Shire BioChem and its affiliates licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell the nucleoside analogue lamivudine marketed as 3TC, ZEFFIX, HEPTODIN, HEPTOVIR, EPIVIR, EPIVIR-HBV, COMBIVIR and TRIZIVIR (together referred to in this section as “lamivudine”). A partnership exists between GSK’s Canadian subsidiary, GSK Inc., and Shire BioChem to supply, market and sell lamivudine in Canada. GSK has agreed to manufacture all the required lamivudine to be supplied in Canada by the partnership.

In consideration for the grant of such rights, GSK agreed to undertake and fund the development of lamivudine and to pay Shire BioChem and its affiliates a royalty on sales of lamivudine. The amount of relevant patent prosecution costs and certain contractual and litigation costs may be deducted from royalties payable to Shire BioChem and its affiliates by GSK. If GSK terminates the license agreement as a result of a default by Shire, GSK will retain a non-exclusive, paid-up license from Shire BioChem and its affiliates to make, have made, use and sell lamivudine worldwide.

FOSRENOL

Johnson Matthey plc has been granted patents in the US and Europe and has pending applications elsewhere for pharmaceutical compositions containing lanthanum carbonate and the use of these compositions for the treatment or prevention of hyperphosphatemia. In February 1996, the Company entered into an agreement with Johnson Matthey under which Johnson Matthey granted to the Company an exclusive license agreement to develop, manufacture, use and sell FOSRENOL worldwide in consideration for an upfront payment and a royalty on sales of FOSRENOL. In December 1997, the Company consented to the assignment by Johnson Matthey of its patents to AnorMED Inc., a Canadian company, which is partially owned by Johnson Matthey. In March 2004, Shire acquired the rights to the global patents for FOSRENOL, excluding Japan. In September 2004, Shire exercised its option to acquire the Japanese patent rights. Under the terms of the agreement and option, Shire is required to pay AnorMED $18 million when FOSRENOL is approved in the US, $7 million when it is approved in the relevant European countries and $6 million upon receipt of regulatory approval in Japan. In return for these payments AnorMED is required to assign the relevant patent rights to Shire. As Shire owns the patents there will be no obligation to make any royalty payments to AnorMED.

As of December 31, 2004 $1 million of the $7 million European approval amount has been paid as a consequence of FOSRENOL’s approval in Sweden and $18 million has been paid as a result of its approval in the US. An assignment agreement relating to all FOSRENOL patents outside Europe and Japan has been executed by the parties and is in the process of being filed at the relevant patent registries.

By an agreement between the Company and Bayer Yakuhin Limited (Bayer) dated December 8, 2003, Shire granted Bayer the exclusive right to develop, register, formulate, package, label, market and sell lanthanum carbonate under the brand name FOSRENOL in Japan. In consideration of the grant of these rights, Bayer has agreed to undertake and fund the development of lanthanum carbonate in Japan and pay the Company a royalty on sales of lanthanum carbonate. Bayer has agreed to pay the Company a milestone payment of $8 million on receipt of marketing authorization in Japan. Bayer has granted the Company a non-exclusive, royalty-free, perpetual license to use any know-how or data developed or generated by Bayer during its development activities under the agreement for the registration, marketing, sale and use of FOSRENOL in any country outside Japan.

MTS/METHYPATCH

In February 2003, the Company acquired from Noven the worldwide sales and marketing rights to MTS/METHYPATCH, a methylphenidate transdermal delivery system for the once daily treatment of ADHD. The Company made an upfront milestone payment of $25 million. The Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product, of up to $75 million. In April 2003, Noven received a ‘not approvable’ letter from the FDA in response to its June 27, 2002 application for regulatory approval. The Company is currently working with Noven to address outstanding issues raised by the FDA in its “not approvable” letter.

MTS/METHYPATCH has a technology patent until 2012 and composition patents in the US and other key markets until December 2018.

NRP 104

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, Shire acquired the license to develop and commercialize NRP104, in return for which New River will receive a low double-digit royalty.

Shire will account for the US product sales and New River may supply up to 25% of the sales effort in the US under a co-promotion right. New River will be financially and operationally responsible for clinical and manufacturing development in the US.

Upon FDA approval, the parties will divide US operating profit in accordance with the following general principles: Shire will retain 75% of profits for the first two years following launch and the parties will share the profits equally thereafter.

Shire paid an initial sum of $50 million on signing and a further $50 million is payable to New River upon acceptance of filing of the NDA by the FDA. Up to $300 million in milestone payments could also be payable to New River depending on the characteristics of the FDA approved product labelling. A $5 million milestone payment is payable following the first commercial sale in specified European countries. An additional $100 million milestone would be payable as a sales bonus upon achieving a significant sales target.

Shire may be entitled to refunds of amounts previously paid in the event of a delayed product approval.

Manufacturing and distribution

ADDERALL XR is manufactured, on behalf of Shire, by DSM Pharmaceuticals Inc. (DSM).

During 2003, Shire discontinued production at its Valley Stream facility and closed its redundant distribution facility, located in Buffalo Grove, Illinois. These actions were part of a coordinated initiative to upgrade manufacturing capacity and rationalize non-strategic manufacturing and distribution facilities within North America.

On September 27, 2002, Shire acquired Atlantic Pharmaceutical Services Inc., since renamed Shire US Manufacturing Inc. (SUMI), which included a state-of-the-art manufacturing facility located in Owings Mills, Maryland. The SUMI facility mitigates the Company’s supply risk in the US and complements its policy of dual-sourcing key products. It is expected that the SUMI facility will further contribute as a primary or secondary manufacturer for ADDERALL XR, CARBATROL, PENTASA and EQUETRO in 2005.

As part of the acquisition agreement of MTS/METHYPATCH, dated February 27, 2003, Noven will manufacture this product.

Shire’s US distribution center, which includes a large vault to house DEA-regulated Schedule II products, is located in Northern Kentucky. From there, the Company distributes its products to nearly all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US. Shire’s other products marketed in the US and Canada are manufactured and packaged by third party contract manufacturers.

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

In the US, the Company’s significant customers include McKesson Corp., Cardinal Health Inc., Amerisource Bergen Corp. and Walgreen Co. and in the UK include AAH Pharmaceuticals Limited, Unichem plc, Phoenix Healthcare Distribution Ltd. and The Boots Company plc. For the year to December 31, 2004, the four largest trade customers, McKesson Corp., Cardinal Health Inc., Amerisource Bergen Corp and Walgreen Co., accounted for approximately 25%, 22%, 12% and 12% of product sales, respectively.

In the US, the Company's significant wholesale distributors (Cardinal Health Inc., McKesson Corp., and Amerisource Bergen Corp.) are in the midst of a business model transition with respect to how they are compensated by pharmaceutical manufacturers. The new model relies on fee-for-service based compensation, which should allow Shire to more efficiently manage inventory levels held by its wholesale distributors in the future. Shire has agreed terms for a multi-year fee-for-service contract with Cardinal Health and is currently negotiating with McKesson and Amerisource Bergen.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Shire’s success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of others. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavours to either obtain patent protection itself or support applications by its licensors.

In the regular course of business, Shire’s patents may be challenged by third parties. Shire is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings.

The Company also relies on trade secrets, unpatented know-how and technological innovations, trademarks and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents.

Commercial success will depend, in part, on the Company not infringing patents or proprietary rights of others and not breaching licenses granted to it. The degree of patent protection afforded to pharmaceutical inventions around the world is uncertain. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of Shire’s products or technologies, there can be no guarantee that Shire will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all.

The following is a summary of existing intellectual property protection for the Company’s key currently marketed products and key development projects:

Patents for treatments of central nervous system disorders

Shire holds issued patents in the US, Canada and Mexico for ADDERALL XR and has patents pending in a number of jurisdictions including certain European countries and Japan. The Company has two US patents issued to it relating to CARBATROL and EQUETRO and has corresponding patents granted in most European countries and Canada, as well as a pending patent application in Japan.

REMINYL: The Company’s licensors hold issued patents in the US, Europe and Japan relating to the use of galantamine for the treatment of Alzheimer's disease and related dementias.

Patents for treatments of other diseases

The Company holds certain pending patent applications relating to FOSRENOL in the US, Europe, Japan and selected other countries. Additionally, the Company is a licensee to certain pending patent applications and patents relating to FOSRENOL in the US, Europe, Japan and selected other countries. Shire’s licensor is obligated to assign these patents and patent applications to Shire upon certain conditions being met.

Patents for treatments and preventatives of viral diseases

Shire has numerous issued patents in the US claiming nucleoside analogues, methods of treatment using nucleoside analogues and processes for producing these nucleoside analogues. These patents include claims covering the chemical composition of lamivudine and related nucleoside analogues and methods of treating viral infections, including HIV and HBV with lamivudine and related nucleoside analogues. It also has issued patents and pending applications covering lamivudine and related nucleoside analogues, processes for their preparation and methods of using the same in over 100 countries, including the US, Europe and Japan.

Patents for products under development

The Company holds an issued patent in the US for SPD503 and pending applications in other countries including Europe, Canada and Japan. Shire has licensed the rights to SPD503 from certain individuals and the licensors have issued patents in the US. As regards SPD476, Shire’s licensor holds issued patents in US and Europe relating to SPD476 and applications pending in other countries, including Canada and Japan. For MTS/METHYPATCH, Shire's licensor holds issued patents in the US and Europe and has patent applications pending in several countries. For SPD480, Shire’s licensor holds issued patents in the US and Italy. The Company's licensor holds certain US and international patent applications relating to NRP104.

Trade secrets, unpatented know-how and contractual protections

For CALCICHEW, PENTASA, PROAMATINE, AMATINE and AGRYLIN (XAGRID), the Company relies variously on trade secrets, unpatented know-how and technological innovations, trademarks, and contractual arrangements with third parties to maintain its competitive position. COLAZIDE has no current patent protection, although it is the subject of a supplementary protection certificate expiring in 2006. In relation to these products, the Company, or its partners, are unable to obtain additional patent protection and/or existing marketed products are not currently covered by enforceable patents.

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures have a greater ability to fund research and clinical trials necessary for regulatory applications, and may have an improved likelihood of obtaining approval of drugs that would compete with Shire’s drugs. Prior regulatory approvals for competing products would force the Company’s development products to compete with an established drug. Other products now in use or under development by others may be more effective or have fewer side effects than the Company’s current or future products.

ADHD franchise

Competition in the US ADHD market continues to increase. Whilst no new products were launched in 2004 several have been launched in recent years. In 2003 Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD. In 2002 Novartis (in conjunction with Elan) launched RITALIN LA, an extended release formulation of methylphenidate and FOCALIN (in conjunction with Celgene), a short-acting formulation of dexmethylphenidate, the active isomer of traditional methylphenidate preparations.

With regard to the current stimulant class medications, Shire is aware of efforts by Celgene and Celltech to develop a single isomer version of methylphenidate.

The Company is also aware of clinical development efforts by Cephalon, GSK, Gliatech, Cortex, Boehringer Ingelheim, Eisai, Bristol-Myers Squibb (in collaboration with Elan) and Abbott to develop additional indications and new non-stimulant treatment options for ADHD. In December 2004 Cephalon filed a NDA with the FDA for ATTENANCE, a non-amphetamine product, for the treatment of ADHD in patients 6-17 years of age.

Generic and other possible competition to the Company’s ADHD franchise is separately discussed above in “Intellectual Property” and below in “Risk Factors” and in ITEM 3: Legal proceedings.

3TC

The HIV market experienced continued growth in 2004. Competition accelerates as new products within the current classes of agents (nucleosides, non-nucleosides, protease inhibitors and entry inhibitors) reach the market. The nucleosides segment saw further market share growth for VIREAD (tenofovir) and EMTRIVA (emtricitabine-FTC), both marketed by Gilead Sciences Inc. (Gilead), in the US and European markets in 2004. Gilead also received approval from the FDA for a co-formulation of these two agents, TRUVADA, a one-pill a day combination therapy, in the third quarter of 2004. Final approval in Europe is pending.

GSK received approvals in the US in the third quarter of 2004 and in Europe in December 2004 for a new one-pill a day product , EPZICOM/KIVEXA based on a combination of EPIVIR (lamivudine-3TC) and ZIAGEN (abacavir-ABC).

Government regulation

The clinical development, manufacturing and marketing of Shire’s products are subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act in the

US, and numerous directives and guidelines in the EU govern the testing, manufacture, safety, efficacy, labelling, storage, record keeping, approval, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

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

In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical compound into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes.

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

In order to gain marketing approval the Company must submit a dossier to the relevant regulatory authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the US; in Europe the review may be undertaken by members of the Committee for Medicinal Products for Human Use (CHMP) on behalf of the European Medicines Evaluation Agency (EMEA) as part of a centralized procedure or by an individual country's agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors; additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of relevant facilities, review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established abbreviated application procedures for obtaining FDA approval for many brand name drugs that are off-patent and whose marketing exclusivity has expired. Approval to manufacture these drugs is obtained by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies of the brand name drug, the FDA requires data establishing that the drug formulation, which is the subject of an abbreviated application, is either bio-equivalent or has the same therapeutic effect as the previously approved drug, among other requirements. The European guidelines also allow for the submission of abridged applications using similar criteria to the US system.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Periodic marketing authorization renewals in Europe may require additional data, which, if unfavorable, may result in a license being withdrawn. In the US, the FDA has the authority to revoke or suspend approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products, to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. The branch of the FDA responsible for drug marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved products. In addition, changes in government regulation could have a material adverse effect on the Company’s financial condition and results of operation.

In recent years, in the US, various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls or patient access constraints on medicines and increases in required rebates or discounts. Similar issues exist in Europe. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities pertaining to drug re-importation.

In the US, recent federal legislation has created substantial changes in the Medicare program, including the December 2003 enactment of the Medicare Prescription Drug Improvement and Modernization Act. Under this legislation, Medicare beneficiaries will be eligible to obtain a Medicare-endorsed, drug discount card from a private sector provider through 2005. Beginning in 2006, Medicare beneficiaries will be able to purchase prescription drug coverage from a private sector provider. It is difficult to predict the long-term impact of this legislation on pharmaceutical companies. Usage of pharmaceutical products may increase as the result of expanded access to medications afforded by partial reimbursement under Medicare. However, such potential sales increases may be offset by increased pricing pressures due to enhanced purchasing power of the private sector that will negotiate on behalf of Medicare beneficiaries.

Additionally, federal and state proposals have called for substantial changes in the Medicaid program. US law requires the Company to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program.

Also in 2003, legislation was passed to expand current Medicaid rebates. The Company must also give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Rebates potentially could be viewed as price discounts without appreciable increases in Shire’s product sales volume as an offset.

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

The United States Drug Enforcement Agency (DEA) also controls the national production and distribution of Scheduled drugs (i.e. those containing controlled substances) in the US by allocating production quotas based, in part, upon the DEA’s view of national demand. As Schedule II drugs, the production and sale of Shire’s ADHD products are strictly controlled.

Third party reimbursement

The Company’s revenue depends, in part, upon the price third parties, such as health care providers and governmental organizations, are willing to reimburse patients for the cost of our, or our competitors, similar products and related treatment. These third-party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify their negotiated reimbursement prices. In the US, several factors outside Shire’s control could significantly influence the sale prices of pharmaceutical products, including the ongoing trend toward managed healthcare, and the renewed focus on reducing costs in state Medicaid and other government insurance programs. For example, revisions or clarification from Centers for Medicare and Medicaid Services (CMS) related to state Medicaid and other government reimbursement programs may have retroactive application which may result in changes to management’s estimated rebate liability reported in a prior period. At the time of sale, revenues from the Company’s products are reasonably estimable with the aid of historical trend analysis and consideration of any current period changes in pricing practices. The rebates can be reasonably determinable at the time of sale to the initial customers. These factors would not impact our revenue recognition policy under generally accepted accounting principles.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of Shire’s future product launches. Limits on reimbursement available from third-party payers may reduce the demand for the Company’s products. Price applications in Europe have delayed product launches in some countries for up to two years and, as a consequence, dates for product launches and associated recognition of revenue cannot be predicted with accuracy.

Corporate Social Responsibility (CSR)

The Company has further developed its approach to CSR, with new members representing Human Resources, Facilities and Environmental Health & Safety joining the CSR Committee. The Committee, chaired by Angus Russell, the CFO, meets three times a year and sets and monitors CSR objectives for each impact area.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. Shire believes that it has a good relationship with its employees. As of December 31, 2004, the Company had 1,833 employees.

Risk factors

The Company has adopted a risk management strategy that enables it to identify, assess and manage the significant risks that it faces. While the Company aims to identify and manage such risks, no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors, generally associated with the business, that have been identified through the Company’s approach to risk management. These should be carefully considered before any investment is made in Shire.

Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

In 2004, sales of ADDERALL XR were $607 million, representing approximately 45% of the Company’s revenues. Any factors that decrease sales could significantly reduce revenues and earnings and have a material adverse effect on Shire’s financial condition and results of operations. These include:

  issues impacting the production of ADDERALL XR or the supply of amphetamine salts;

  development and marketing of competitive pharmaceuticals, including generic versions (see details above under “Treatments for central nervous system disorders” and “Intellectual Property”);

  technological advances (including the introduction of competing non-scheduled ADHD treatments);

  loss of patent protection or ability of competitors to challenge, circumvent or infringe Shire’s patents (See ITEM 3: Legal Proceedings for details of current patent litigation);

  changes in reimbursement policies of third-party payers;

  government action/intervention (including any action by the FDA following Health Canada’s decision to suspend ADDERALL XR);

  marketing or pricing actions by competitors;

  public opinion towards ADHD treatments;

  consumer and prescriber sentiment in the US ADHD market following Health Canada’s suspension of ADDERALL XR in February 2005;

  any change in the label or other such regulatory intervention;

  product liability claims; or

  changes in prescription-writing practices.

Shire is party to patent litigation involving ADDERALL XR. If Shire is subject to an adverse legal decision, it could result in Shire losing patent protection for ADDERALL XR (see ITEM 1: Intellectual property and ITEM 3: Legal Proceedings, for further information.)

Any decrease in the sales of 3TC could significantly reduce revenues and earnings.

The Company receives a royalty from GSK on the worldwide sales of 3TC, except for Canada where a partnership with GSK has been established. In 2004, Shire’s royalty income for 3TC sales was $156 million representing approximately 11% of total revenues. This income stream generates a larger proportion of net income relative to Shire’s own product sales as there are minimal costs associated with this income.

Any factors that decrease sales of 3TC by GSK could significantly reduce the Company’s revenues and earnings. These include:

  reduction in production of 3TC;

  development and marketing of competitive pharmaceuticals;

  technological advances;

  loss of patent protection or ability of competitors to challenge or circumvent patents;

  government action/intervention;

  marketing or pricing actions by competitors to GSK;

  any change in the label or other such regulatory intervention;

  public opinion towards AIDS treatments; or

  product liability claims.

Future revenues from product sales will be impacted by the commercial success of new products.

During the year the Company received six new product approvals from pharmaceutical regulators in the US and Europe, including FOSRENOL in the US and EU. The commercial success of these products will depend on their approval and acceptance by physicians, patients and other key decision-makers. If the Company is unable to successfully commercialize these products, there may be an adverse effect on Shire’s financial condition and results of operations.

The Company intends to explore acquisitions and its future growth will partly depend on the completion of such transactions. If completed acquisitions fail to integrate successfully, there may be products or operations that do not yield any benefit.

The Company intends to pursue acquisitions that could complement or expand its operations. However, the Company may not be able to identify appropriate acquisition candidates. If an acquisition candidate is identified, the Company does not know if it will be able to negotiate successfully the terms of the acquisition, finance the acquisition or integrate the acquisition into its existing operations. The negotiation and completion of potential acquisitions could cause diversion of management's time and resources.

If Shire completes one or more significant acquisitions through the issuance of ordinary shares or ADSs, holders of ordinary shares and ADSs could suffer significant dilution of their ownership interests.

The failure to secure new compounds for development may have an adverse impact on the Company’s future results.

The Company’s future results will depend, to a significant extent, upon its ability to in-license or acquire new compounds for development. The failure to in-license or acquire new compounds, on a commercially viable basis, could have a material adverse effect on Shire’s financial position.

The introduction of new products by competitors may impact future revenue.

The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company’s competitors are large, well-known pharmaceutical, chemical and healthcare companies with considerable resources. Companies with more resources and larger R&D expenditures have a greater ability to fund clinical trials and other development work necessary for regulatory applications. They may also have an improved likelihood of obtaining approval of drugs that may compete with those marketed or under development by the Company. If any product that competes with one of the Company’s principal drugs is approved, the Company’s sales of that drug could fall.

The pharmaceutical industry is also characterized by continuous product development and technological change. The Company’s products could, therefore, be rendered obsolete or uneconomical, through the development of new products or technological advances in the cost of production or marketing by its competitors.

A breakdown within the product supply chain may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do this on a commercially viable basis.

The Company has its own manufacturing capability for certain development and marketed products and has also entered into supply agreements with third party contract manufacturers. In the event of either the Company’s failure or the failure of any manufacturer to deliver products as agreed, the Company may be unable to market or develop products.

Many of the Company’s products and their active ingredients are dual-sourced which has been a key goal of the Company’s supply chain function in recent years. However, there is currently reliance on a single source for each of AGRYLIN and PENTASA, and reliance on a single active ingredient source for each of PENTASA, FOSRENOL and AGRYLIN.

There is no assurance that the suppliers will continue to supply on commercially viable terms or be able to supply components that meet regulatory requirements. Shire is also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements.

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

Shire has also entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, the Company may not be able to renew or extend the agreement with the third party as commercial interests may no longer coincide. In such circumstances, the Company may be unable to continue to develop or market its products as planned and could be required to abandon or divest a product line.

In the event of financial failure of certain customers, the Company may suffer financial loss and a decline in revenue.

In the US, the Company’s significant trade customers include McKesson Corp., Cardinal Health Inc., Amerisource Bergen Corp. and Walgreen Co. In the UK, significant trade customers include AAH Pharmaceuticals Limited, Unichem plc, Phoenix Healthcare Distribution Ltd and The Boots Company plc. For the fiscal year to December 31, 2004, the four largest trade customers, McKesson Corp., Cardinal Health Inc, Amerisource Bergen Corp. and Walgreen Co., accounted for approximately 25%, 22%, 12% and 12% of product sales, respectively. The loss of any one of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

Fluctuations in wholesaler buying patterns may influence net sales and growth comparisons.

A significant portion of net sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the US and Europe. Consequently, net sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, which could be impacted by the shift to the fee-for-service business model, or other factors.

The Company is undergoing significant reorganizational change. Failure to manage disruption to the business or the loss of key personnel could have an adverse effect on the Company’s business.

As part of its organizational change programme, the Company is making significant changes to both its management structure and the locations from which it operates. As a result of this, morale may be lowered and key employees may decide to leave, or may be distracted from their usual role. This could result in delays in development projects, failure to achieve sales targets or other disruption to the business.

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

The Company operates several complex information systems upon which it is dependent. The Company has back-up procedures and disaster recovery plans in place to enable the business to continue its normal operations and to mitigate any loss in the event of a failure. However, in the event of breakdown, failure or breach of security of any of these systems or the associated suppliers, the Company may be unable to maintain its business operations. This could lead to loss of revenue and delay in product development. In addition, the Company is in the process of installing SAP information systems in its operations throughout the world. Any failure in the operation of this system could have an adverse effect on the Company’s business operations.

Shire may incur unexpected expenditure in order to comply with environmental laws.

The Company’s manufacturing site in the US is subject to federal, state and local environmental laws. Compliance with environmental laws requires ongoing expenditure and any spillage or contamination found to be caused by the Company may result in clean up costs and financial penalties for the Company which could adversely affect the Company’s financial condition and results of operations.

Shire’s ability to develop and market its products profitably depends on the actions of governments, industry regulators and the economic environments in which it operates.

Changes to laws or regulations impacting the pharmaceutical industry, which are made in any country in which the Company conducts its business, may adversely impact Shire’s sales, financial condition and results of operations. Changes in the general economic conditions in any of the Company’s major markets may also affect the Company’s sales, financial condition and results of operations.

The Company’s revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for pharmaceuticals. Changes to governmental policy or practices could adversely affect the Company’s sales, financial condition and results of operations. In addition, the cost of treatment established by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations are under downward pressure and this in turn could impact on the prices at which the Company can sell its products.

The market for pharmaceutical products could be significantly influenced by the following, which could result in lower prices for Shire’s products and/or a reduced demand for Shire’s products:

  the ongoing trend toward managed health care, particularly in the US;

  legislative proposals to reform health care and government insurance programs in many of the Company’s markets; and

  price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

The actions of customers can affect the Company’s ability to develop, sell or market products profitably.

A small number of large wholesale distributors control a significant share of the US and UK markets. In 2004, for example, approximately 70% of Shire’s product sales were attributable to four customers. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company’s products. Such actions could have an adverse effect on the Company’s financial condition and results of operations.

If the Company’s projects or clinical trials for the development of products are unsuccessful, its products will not receive authorization for manufacture and sale.

Due to the complexity of the formulation and development of pharmaceuticals, the Company cannot be certain that it will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, the Company must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe or the US (including the FDA in the US, the EMEA in the EU and the Medicines Control Agency in the UK) may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project if it would no longer be economically viable.

The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrollment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which the Company shares control over the planning and execution of product development with collaborative partners. The Company cannot be certain that, if clinical trials are completed, either Shire or its collaborative partners will file for, or receive, required authorizations to manufacture and/or market potential products in a timely manner.

If the Company is unable to meet the requirements of regulators in relation to a particular product, it may be unable to develop the product or obtain or retain the necessary marketing approvals.

Drug companies are required to obtain regulatory approval before manufacturing and marketing most drug products. Regulatory approval is generally based on the results of:

  quality testing (chemistry, manufacturing and controls);

  non-clinical testing; and

  clinical testing.

The clinical development, manufacture, marketing and sale of pharmaceutical products is subject to extensive regulation, including separate regulation by each country in the EU, the EU itself and federal, state and local regulation in the US. Unanticipated legislative and other regulatory actions and developments concerning various aspects of the Company’s operations and products may restrict its ability to sell one or more of its products or to sell those products at a profit.

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

The Company enters into strategic partnerships with other companies in areas such as product development or sales and marketing. In these partnerships, the Company is dependent on its partner to deliver results. While these partnerships are supported by contracts, the Company does not exercise direct control. If a partner fails to perform or experiences financial difficulties, Shire may suffer a reduction in sales or royalties or may experience delays in approval of products.

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

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technology and trademarks, to the extent available. In addition, Shire’s success depends upon the ability of its collaborators and licensors to protect their own intellectual property rights. Patents and patent applications covering a number of the technologies and processes owned or licensed to Shire have been granted, or are pending in various countries, including the US. Shire intends to enforce vigorously its patent rights and believes that its collaborators intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to Shire’s products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. The Company’s patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect Shire’s products and technology and will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. See ITEM 3: Legal Proceedings.

Additionally, Shire’s products, or the technologies or processes used to formulate or manufacture those products may, now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of the Company’s products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent Shire or its strategic collaborators from developing, manufacturing or selling its products. The Company may need to obtain licenses for intellectual property rights from others to develop, manufacture and market commercially viable products and may not be able to obtain these licenses on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

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

The Company has filed applications to register various trademarks for use in connection with pharmaceuticals and related laboratory services in the US and intends to trademark new product names as new pharmaceuticals and services are developed. In addition, with respect to certain products, the Company relies on the trademarks of third parties. These trademarks may not afford adequate protection or Shire or the third parties may not have the financial resources to enforce any rights under any of these trademarks. Shire’s inability, or the inability of these third parties, to protect their trademarks because of successful third party claims to those trademarks could allow others to use the Company’s trademarks and dilute their value.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company’s reputation, the withdrawal of the product and legal action against the Company.

The Company’s ability to sell any pharmaceutical products after the receipt of regulatory approval will depend on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of Shire’s products generally, or those of its competitors, could have an adverse effect on the Company’s ability to obtain or maintain regulatory approvals or successfully market its products. Future results of operations will also depend on continued market acceptance of current products and the lack of substitutes that are cheaper or more effective.

The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against Shire could require the Company to pay a substantial monetary award. If, in the absence of insurance, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although Shire carries product liability insurance, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a products liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about Shire’s products and business and inhibit or prevent commercialization of other products.

Throughout the Company’s business and particularly through the sale of its products, Shire may become involved in litigation as a defendant. This may result in distraction of senior management, significant defense costs and payment of compensation.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. These lawsuits relate to the validity and infringement of patents. The expense of defending lawsuits brought against Shire could cause it not to defend these suits and abandon the products. The Company’s own patents may be subject to infringement by others. While the Company may pursue litigation in order to protect these rights, it may not be successful in these lawsuits. See ITEM 3: Legal Proceedings.

If the Company cannot obtain the necessary financing, it may not be able to fund its strategic plan.

Any significant acquisition or in-licensing activity, expansion of the sales force and any expansion or relocation of facilities could require substantial capital resources. If adequate funds are not available, the Company may be unable to pursue acquisitions, or be forced to curtail in-licensing or development programs. To satisfy its capital requirements the Company may need to raise additional funds through public and private financings, including equity financings. The Company may also seek additional funding through corporate collaborations and other financing arrangements. It does not know whether adequate funds will be available when needed or on acceptable terms. Alternatively, the Company may need to obtain funds through arrangements with future collaborative partners or others that may require it to relinquish rights to some, or all, of its technologies or product candidates. If Shire is successful in obtaining additional financing, the terms of the financing may have the effect of diluting the value of ordinary shares and ADSs.

Available information

Shire maintains a website on the World Wide Web at www.shire.com. Shire makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Shire's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The information on Shire’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

ITEM 2: Properties

Shire occupied the following principal premises as of December 31, 2004:

		Approximate	Owned or
Location	Use	Square Footage	Leased

Basingstoke, Hampshire,	Office accommodation (Global Headquarters)	65,000	Owned
UK

Wayne, Philadelphia	Office accommodation (US Headquarters)	220,000	Leased
Pennsylvania, USA

Wayne, Philadelphia,	Office accommodation (Temporary US	64,000	Leased
Pennsylvania, USA	Headquarters)

Rockville, Maryland, USA	Office accommodation, laboratories and	59,500	Leased
	cGMP [1] suite

Rockville, Maryland,	Office accommodation	40,000	Leased
USA [2]

Florence, Kentucky, USA	Warehousing and distribution facility	65,000	Leased

Newport, Kentucky, USA	Office accommodation	87,700	Leased

Owings Mills, Maryland,	Manufacturing facility	90,000	Leased
USA

Ville Saint-Laurent,	Office accommodation (Shire BioChem Inc.)	23,000	Leased
Quebec, Canada

[1]	cGMP – current good manufacturing practice.

[2]	Substantially vacated by December 31, 2004 as part of the 2004 reorganization.

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world.

ITEM 3: Legal Proceedings

Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 260 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,196 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,936 cases. Eight of the 4,196 cases name Shire as a defendant, but have not been served as required by state and federal rules of civil procedure. It is expected that Shire will be dismissed from the remaining cases based upon lack of product identification or agreement of the parties.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends to defend vigorously all the lawsuits. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine. Legal expenses to date have been paid by Eon Labs, Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

ADDERALL XR

(i) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR, is covered by US patent No. 6,322,819 (the '819 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 Patent. The notification alleged that the ‘819 Patent is not infringed by Barr's extended release mixed amphetamine salt product, which is the subject of Barr’s ANDA. On February 24, 2003 Shire Laboratories Inc. (Shire Laboratories) filed suit against Barr in the United States District Court for the Southern District of New York alleging that Barr’s ANDA infringes the '819 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘819 Patent and should not be approved before the expiration date of the ‘819 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘819 Patent, damages in the event that Barr should engage in such commercialization, as well as its attorneys’ fees and costs. Barr has counterclaimed for a declaration that its ANDA product will not infringe the claims of the ‘819 Patent. Barr is also seeking its attorneys’ fees, costs and expenses.

On August 12, 2003, Shire Laboratories was issued a new US patent No. 6,605,300 (the ‘300 Patent) covering ADDERALL XR. In August 2003 Shire was notified that Barr had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. In September 2003 Shire Laboratories filed a lawsuit in the United States District Court for the Southern District of New York against Barr alleging that Barr’s ANDA infringes the ‘300 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘300 Patent and should not be approved before the expiration date of the ‘300 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘300 Patent, damages in the event that Barr should engage in such commercialization, as well as its attorneys’ fees and costs. By way of a counterclaim, Barr is seeking a declaration that the ‘300 Patent is invalid and Barr has also asked for its attorneys’ fees, costs and expenses.

The lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date scheduled for January 2006. On September 27, 2004, Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims and affirmative defences: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

Barr may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Barr’s notices to allow the court to resolve the suits. Even if Barr receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest stay (February 2006) or a district court decision in its favor. In the event that Barr receives a favorable decision before the expiration of the stay, then Barr could be in a position to market its extended release mixed amphetamine salt product upon FDA final approval of its ANDA following the expiration of the Hatch-Waxman exclusivity period. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on October 28, 2004 the FDA granted an additional six months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that Barr may not market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

(ii) Impax Laboratories Inc.

In November 2003, Shire was notified that Impax had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR prior to the expiration dates of the ‘819 and ‘300 Patents and alleging that the ‘819 and ‘300 Patents are not infringed by Impax’s extended release mixed amphetamine salt product, the subject of Impax’s ANDA. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA infringes the ‘819 and ‘300 Patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company. A trial date of October 11, 2005 has been set.

In December 2004, Shire received an additional notification from Impax advising of the filing of an ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

Impax may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Impax’s notices to allow the court to resolve the suits. Even if Impax receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest stays (May 2006 in the case of the 30mg strength and June 2007 in the case of the 5mg, 10mg,15mg, 20mg and 25mg strengths) or a district court decision in its favor. In the event that Impax receives a favorable decision before the expiration of the stays, then Impax could be in a position to market its extended release mixed amphetamine salt products upon FDA final approval of its ANDA following the expiration of the existing Hatch-Waxman exclusivity and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on October 28, 2004 the FDA granted an additional six months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that Impax may not market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

(iii) Colony Pharmaceuticals, Inc.

In December 2004, Shire was notified that Colony had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Colony. In any event, Colony may not market its ANDA products until FDA final approval of its ANDA following the expiration of Shire’s existing Hatch-Waxman exclusivity on April 11, 2005 and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”.

(iv) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL

XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire is reviewing the content of the notice received from Teva and is considering what action, if any, it will take against Teva. In any event, Teva may not market its ANDA products until FDA final approval of its ANDA following the expiration of the existing Hatch-Waxman exclusivity on April 11, 2005 and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s 300mg extended release carbamazepine product, the subject of Nostrum’s ANDA. This dosage strength represents about half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product as well as actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The case is now in the expert discovery phase. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300mg extended release carbamazepine product upon FDA final approval of its ANDA.

ITEM 4: Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

The Company’s ordinary shares are traded on the London Stock Exchange (“LSE”). The following table presents the per share closing mid-market quotation for the Company’s ordinary shares as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share

Year to December 31, 2004
1st Quarter	5.71	5.11
2nd Quarter	5.38	4.79
3rd Quarter	5.31	4.36
4th Quarter	5.47	5.06

Year to December 31, 2003
1st Quarter	4.11	2.93
2nd Quarter	4.51	3.87
3rd Quarter	5.03	3.76
4th Quarter	5.43	4.41

The total number of record holders of ordinary shares as of March 1, 2005 was 7,486. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (ADSs) each represent three ordinary shares. An ADS is evidenced by an American Depositary Receipt (ADR) issued by Morgan Guaranty Trust Company of New York as depositary, and are quoted on the NASDAQ National Market. As of March 1, 2005, the proportion of ordinary shares represented by ADRs was 28% of the ordinary shares outstanding.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated.

	High $ per ADS	Low $ per ADS

Year to December 31, 2004
1st Quarter	32.40	28.35
2nd Quarter	29.95	25.60
3rd Quarter	28.91	23.81
4th Quarter	31.95	27.05

Year to December 31, 2003
1st Quarter	20.14	14.75
2nd Quarter	22.59	18.48
3rd Quarter	24.38	18.90
4th Quarter	29.23	22.39

The number of record holders of ADSs in the US as of March 1, 2005 was 409. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

Historically, the Company has not paid any dividends. However, given the stage of development and size of the Company and related strong cash flows, the Board announced its intention to begin payment of dividends to shareholders in 2004. An interim dividend for the first half of 2004 of one penny (Sterling) (1.82 US cents) per ordinary share was paid in October 2004 and the Company has resolved to pay a second interim dividend of two pence (3.85 cents) per ordinary share for the six months to December 31, 2004. Shire intends to pursue a progressive dividend policy. It is expected that the first interim payment each year will be maintained at a consistent level and any growth will typically come through increasing the second interim dividend in a financial year. Any payment of dividends is at the discretion of the board of directors and will be made in Pounds Sterling to Ordinary Shareholders, US Dollars to ADS holders and Canadian Dollars to Exchangeable Shareholders.

As a matter of English law, the Company may pay dividends only out of its distributable profits, which are the accumulated realized profits under UK generally accepted accounting principles of the parent company, Shire Pharmaceuticals Group plc and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized and unrealized losses, so far as not previously written off in a reduction or reorganization of capital duly made. As of December 31, 2004, the Company had distributable profits of £86.4 million (approximately $165.9 million). Future dividend policy will be dependent upon distributable profits, financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

NASDAQ Corporate Governance Exemption

NASDAQ has granted Shire an exemption from the quorum requirement of its corporate governance standards in Marketplace Rule 4350 as Shire complies with the relevant quorum standards applicable to companies in the UK.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 were derived from the audited consolidated financial statements of Shire Pharmaceuticals Group plc, included herein. The selected consolidated financial data presented below as of December 31, 2002, 2001 and 2000 and for the two years to December 31, 2001 were derived from the audited consolidated financial statements of Shire Pharmaceuticals Group plc, which are not included herein.

The results for 2000 presented below combine the results of Shire BioChem Inc., the merger with whom was accounted for as a pooling of interests. The results for all periods, other than 2004 have been restated for the disposal of the vaccines business. In addition the results for 2001 and 2000 have also been restated to reflect the disposal of the OTC business, which was accounted for as a discontinued operation in 2002. Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.

The Company completed the disposal of its vaccines business to IDB on September 9, 2004. The transaction was treated as a discontinued operation in the previously stated results to December 31, 2003. The results of the discontinued operation have been removed from all periods on a line-by-line basis down to income from continuing operations. The net loss from the discontinued operation, together with the loss on disposal recognized, are shown as separate line items.

The selected consolidated financial data should be read in conjunction with “ITEM 7: Management’s discussion and analysis of financial condition and results of operations” and with the consolidated financial statements and related notes appearing elsewhere in this report.

		Restated	Restated	Restated	Restated
Year to December 31,	2004	2003	2002	2001	2000
	$’000	$’000	$’000	$’000	$’000

Statement of Operations:
Total revenues	1,363,207	1,211,570	1,023,250	845,062	635,423
Total operating expenses [1]	(916,765)	(791,983)	(674,291)	(663,389)	(475,978)

Operating income	446,442	419,587	348,959	181,673	159,445
Total other income/(expense), net [2]	13,452	(13,240)	(2,132)	(37,989)	10,899

Income from continuing operations
before income taxes, equity in earnings/
(losses) of equity method investees and
discontinued operations	459,894	406,347	346,827	143,684	170,344
Income taxes	(129,103)	(107,353)	(88,350)	(67,781)	(43,564)
Equity in earnings/(losses) of equity method investees	2,508	(1,057)	1,668	1,985	(3,809)

Income from continuing operations	333,299	297,937	260,145	77,888	122,971
(Loss)/income from discontinued
operations, net of tax	(20,135)	(21,886)	(11,659)	(39,129)	88,756
(Loss)/gain on disposition of
discontinued operations, net of tax	(44,157)	-	2,083	-	-

Net income [3]	269,007	276,051	250,569	38,759	211,727

ITEM 6: Selected financial data (continued)

			Restated		Restated		Restated		Restated
Year to December 31,	2004		2003		2002		2001		2000
	$’000		$’000		$’000		$’000		$’000

Earnings per share – basic
Income from continuing operations	67.2	c	59.8	c	51.9	c	15.8	c	25.4	c
(Loss)/income from discontinued operations	(4.1	c)	(4.4	c)	(2.3	c)	(7.9	c)	18.4	c
(Loss)/gain on disposal of discontinued operations	(8.9	c)	-		0.4	c	-		-

	54.2	c	55.4	c	50.0	c	7.9	c	43.8	c

Earnings per share – diluted
Income from continuing operations	65.9	c	58.4	c	50.8	c	15.4	c	24.9	c
(Loss)/income from discontinued operations	(4.0	c)	(4.2	c)	(2.2	c)	(7.7	c)	17.9	c
(Loss)/gain on disposal of discontinued operations	(8.6	c)	-		0.4	c	-		-

	53.3	c	54.2	c	49.0	c	7.7	c	42.8	c

Weighted average number of shares:
Basic	496,306,604		498,212,826		500,687,594		492,594,226		482,890,070
Diluted	511,267,432		518,967,395		522,418,246		504,875,587		494,691,805

			Restated		Restated		Restated		Restated
December 31,	2004		2003		2002		2001		2000
	$’ 000		$’ 000		$’ 000		$’ 000		$’ 000

Balance Sheets:
Total current assets	1,928,949		1,794,118		1,467,096		1,140,555		695,853
Total assets	2,714,879		2,585,191		2,208,623		1,910,731		1,548,495
Total current liabilities	431,951		253,675		214,504		231,616		227,850
Total liabilities	464,226		662,065		635,457		647,742		374,109
Total shareholders’ equity	2,250,653		1,923,126		1,573,166		1,262,989		1,174,386

1 Total operating expenses include reorganization costs of $48.5 million and $23.9 million in 2004 and 2003, respectively. These were in respect of the implementation of the new business model in 2004 and the closure of Lead Optimization together with the exit of certain properties in 2003. Included in 2001 were $29.7 million of asset impairment charges, $83.5 million of merger transaction expenses and $10.2 million of costs in relation to the disposition of certain assets. All of these costs were in relation to the merger with BioChem in 2001.

2 Total other income, net includes $14.9 million on the sale of a portfolio investment in 2004. In 2001 there was a $55.7 million write down of investments related to the BioChem merger.

3 As a consequence of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142), with effect from January 1, 2002, the amortization expense shown for 2001 and 2000 in the selected consolidated financial data presented is not on a consistent basis of accounting with subsequent periods. Net income for 2001 and 2000 would have been $49.5 million and $223.0 million, respectively.

ITEM 7: Management’s discussion and analysis of financial condition and results of operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Overview

Shire is committed to a strategy which is focused on the development of late stage projects and the marketing and selling of products in three main therapeutic areas: CNS, GI and GP, with the flexibility to add new therapeutic areas to the extent opportunities arise.

As a result of the Company’s recent reorganization a simplified operating model has been implemented. The Company will search, develop and market drugs in areas where it has a commercial presence. The Company will also seek to augment its existing portfolio of commercialized products by acquiring new products with substantive patent protection rather than just three years Hatch-Waxman exclusivity. The Company will also focus its in-licensing and M&A efforts on the US market, obtaining European rights whenever possible. The Company has existing sales and marketing activities in the US, Canada and Europe.

The Company is organized into four operating segments: US, International, R&D and Corporate.

Shire’s revenues are primarily derived from product sales and royalties received on products that have been out-licensed to third parties. 82% (2003: 83%) of total revenues is derived from product sales, of which 45% is from ADDERALL XR (2003: 39%), and 17% from royalties (2003: 17%). The geographic split of product sales is 83% (2003: 84%) from the US and 17% from International (which represents all non US sales) (2003:16%).

The markets in which the Company conducts its business are highly competitive and highly regulated. The health care industry is experiencing:

  pressure from governments and healthcare providers to keep prices low whilst increasing the access to drugs;

  increased R&D costs as clinical studies are typically larger and take longer to get approval from the regulators;

  challenges to existing patents from generic manufacturers;

  low cost generic drugs entering the market on expiration of patent protection; and

  higher marketing costs due to the use of direct to consumer campaigns and competition for market share.

Shire’s strategy has been developed to address these competitive pressures. This has resulted in a series of initiatives in the following areas:

Markets

Whilst the existing portfolio of approved products is heavily weighted towards the North American market, Shire remains committed to diversifying the risk associated with being reliant on one market by continuing to expand its European operations. The expansion in Europe will be driven by the development of products with patent rights in both the North American and European markets wherever possible.

The US and Swedish regulatory approvals of FOSRENOL, a new phosphate binder that reduces elevated blood levels of phosphate in patients with end stage renal disease, during 2004 is an example of Shire’s execution of this strategy. Shire will continue to pursue further European approvals for this product via the Mutual Recognition Process.

In addition, and as a result of Shire’s strategic intent to focus on North America and Europe, the Company has sought out-licensing partners to cover the Japanese market for products in development. The Company has successfully out-licensed the Japanese marketing and development rights for AGRYLIN and FOSRENOL to two companies with an established presence in this market.

R&D

Over the last two years Shire has significantly refocused its R&D efforts and technology in order to concentrate on therapeutic areas where it has a commercial presence.

The Company divested the vaccines business during 2004 and closed Lead Optimization in the third quarter of 2003. In addition the Company has concentrated its resources on four projects that are currently in Phase III. Both of these actions are aimed at delivering the combined benefit of increased returns from the development of products that have a lower risk profile.

Patents and Market Exclusivity

The loss or expiration of patent protection or market exclusivity with respect to any of the Company's major products could have a material adverse effect on future revenues and net income as generic manufacturers may produce similar drugs and generally sell these drugs at a lower price. As ADDERALL XR is Shire’s largest product, representing 45% of total revenues (2003: 39%), the loss, expiration or circumvention of patent protection on this product in particular could be material to the results of operations of the Company.

Shire is engaged in a number of legal proceedings with respect to its ADDERALL XR patents and these are discussed below and in more detail in ITEM 3: Legal Proceedings.

New Products

With six product approvals in 2004, the Company aims to launch four new products during 2005, including FOSRENOL. The launch of FOSRENOL and other products will require significant investment to promote these products at the outset causing selling, general and administrative expenses as a proportion of product sales to increase in the short term.

Infrastructure

Shire has advanced its plans to consolidate its number of North American sites from 14 to 6. A new US headquarters has been opened in Wayne, Pennsylvania during 2004 and the Company is progressing well in centralizing the US operations on this site. The cost of the reorganization was $48.5 million in 2004 and this is analyzed in Note 3 to the Company’s consolidated financial statements contained in Part IV of this Annual report. This reorganization will improve the operational efficiency of the business and cost savings should be made over time.

Results of operations for the years to December 31, 2004 and 2003

For the year to December 31, 2004, the Company’s total revenues increased by 13% to $1,363.2 million, compared to $1,211.6 million in 2003. Net income for the year to December 31, 2004 was $269.0 million compared to $276.1 million in 2003, a decrease of 3%. The Company’s net income for 2004 has been impacted by both the loss on disposal of the vaccines business and the $48.5 million of reorganization costs recorded in 2004.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,		2004	2003	Change
		$M	$M	%

Product sales		1,112.5	1,004.3	+11%
Royalties		230.4	203.6	+13%
Licensing and development		13.4	3.7	+262%
Other revenues		6.9	-	n/a

Total		1,363.2	1,211.6	+13%

Product sales

Year to December 31,	2004	2003	Product sales growth	US prescription growth
	$M	$M	%	%

ADDERALL XR	606.7	474.5	+28%	+21%
AGRYLIN/XAGRID	152.5	132.5	+15%	+6%
PENTASA	115.0	99.3	+16%	+2%
CARBATROL	54.3	52.4	+4%	+11%
Others	184.0	245.6	-25%	n/a

Total	1,112.5	1,004.3	+11%

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS, December 2004.

ADDERALL XR

US prescription growth for the year to December 31, 2004 was 21%, due primarily to a 17% increase in the US ADHD market. As of December 2004, ADDERALL XR had a 25% market share of the total US ADHD market (December 2003: 23%), despite increased competition and was the leading brand in the US ADHD market.

The difference between sales growth and prescription growth is due to the impact of price increases in November 2003, June 2004 and December 2004 which have been partially offset by higher sales deductions and allowances (primarily Medicaid rebates and promotional activities).

Following submission to the FDA of clinical data examining the effect of ADDERALL XR in adolescent pediatric patients and meeting the FDA’s “written request” requirements, Shire gained an additional six months market exclusivity for ADDERALL XR in the US under the Hatch-Waxman regulations. This has extended the exclusivity period for the pediatric indication to April 11, 2005.

In August 2004 the FDA approved an ADDERALL XR once-daily treatment for adults with ADHD.

ADDERALL XR was made commercially available for the treatment of children in Canada during February 2004. On February 9, 2005, Shire announced that Health Canada had suspended sales of ADDERALL XR in Canada where sales in 2004 amounted to $7.8 million. Following the Health Canada announcement, the FDA issued a statement in which it advised that after consultation with the Canadian authorities regarding the basis for their action, it did not feel that any immediate changes were warranted in the FDA labeling or approved use of ADDERALL XR in the US based on its preliminary understanding of Health Canada’s analyses of adverse event reports and the FDA’s own knowledge and assessment of those reports. Although Shire is complying with Health Canada's suspension request, the Company strongly disagrees with the conclusions drawn by Health Canada and has lodged an appeal and taken other actions to preserve its legal rights and options. It is too early to tell at the time of filing of this Annual Report on Form 10-K what impact the actions of Health Canada will have on consumer sentiment in the US ADHD market or on ADDERALL XR’s US market share.

The Company has filed suits against Barr and Impax in connection with their seeking to market generic versions of ADDERALL XR. Shire has decided not to sue Colony in connection with its seeking to market a generic version of ADDERALL XR and is considering what action, if any, to take against Teva. in connection with it seeking to market a generic version of ADDERALL XR. Although Shire aggressively defends the patent rights covering its products against generic and other challenges, the loss or expiration of patent protection on this product in particular could have a material adverse effect on Shire’s financial condition and results of operations.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final approval of their respective ANDAs from the FDA. The lawsuits initiated by Shire against Barr and Impax triggered stays of FDA approval of their ANDAs of up to 30 months from the Company’s receipt of, respectively, Barr’s and Impax’s notices to allow the court to resolve the suits. In the Barr case, the latest 30 month stay expires in February 2006. In the Impax cases, the 30 month stay for the 30mg product expires in May 2006 and for the strengths of 5mg, 10mg, 15mg, 20mg and 25 mg, in June 2007. The Impax court case is scheduled to go to trial in October 2005 and the Barr court case is scheduled to go to trial in January 2006. Should Barr receive a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest currently pending 30-month stay (February 2006) or a district court decision in its favor. None of Impax, Colony or Teva will be able to lawfully launch a generic version of ADDERALL XR without the necessary final approval from the FDA. The FDA may grant 180 days of generic market exclusivity to the “first to file” an ANDA and subsequent ANDA holders will have to wait for the expiration of the “first to file’s” exclusivity rights should they be awarded FDA approval. See ITEM 3: Legal Proceedings for further information.

AGRYLIN / XAGRID

US sales were up 13% in the year to December 31, 2004 primarily due to increased prescription volumes (up 6% compared to 2003) and the effect of price increases in April and November 2003. AGRYLIN had a 28% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in December 2004, compared to 27% in December 2003.

AGRYLIN’s pediatric exclusivity expired in September 2004 in the US. In August 2004 Shire filed a Citizens’ Petition with the FDA. This is a legal process requesting that the FDA reconsider an action, or potential action, (either decided or soon to be decided), that may impact the public at large. Shire has petitioned that any generic anagrelide product should be demonstrated to be bio-equivalent to AGRYLIN. The Company is anticipating the launch of generic versions of AGRYLIN in the US market but no generic products have come to market to date. The launch of generic versions of AGRYLIN may negatively affect the sales of AGRYLIN.

International sales (all sales outside of the US) reported in US dollars were up 20%, due to strong growth in Canadian and European markets and, because these sales revenues are earned in currencies other than US dollars, the benefit of favorable translation effects. Sales outside the US for the year to December 31, 2004 were $46.8 million (2003: $38.9 million).

AGRYLIN gained EU approval in November 2004 and trades under the name XAGRID. The product will have up to ten years market exclusivity in accordance with current orphan medicinal product legislation in the EU.

PENTASA

US prescription volumes increased by 2% in the year to December 31, 2004 in line with the oral mesalamine/olsalazine market growth.

The difference between sales growth and prescription growth is due to price increases in April and November 2003 and September 2004 and a moderate level of wholesaler stocking in 2004, primarily due to the launch of the 500mg formulation.

PENTASA had an 18% share of the total US oral mesalamine/olsalazine prescription market in December 2004, unchanged from December 2003.

CARBATROL

US prescription volumes were up 11% in the year to December 31, 2004 due to the impact of renewed promotional efforts, despite an overall decline in the carbamazepine market of 5%. The difference between the sales growth and prescription growth is due to price increases in 2003 and August 2004 being more than offset by higher sales deductions.

CARBATROL had a 46% share of the total US extended release carbamazepine prescription market in 2004 (2003: 43%).

Legal proceedings relating to CARBATROL are in progress. See ITEM 3: Legal Proceedings, for further information.

Product sales by operating segment

Of the Company’s four reportable operating segments only two generate revenues from the sale of products, US and International.

The following table presents product sales by revenue generating operating segment:

Year to December 31,	2004	2003	Change
	$M	$M	%

US	926.5	846.4	+9%
International	186.0	157.9	+18%

Total product sales	1,112.5	1,004.3	+11%

US

Product sales in the US continue to represent a significant percentage of the Company’s worldwide product sales, 83% in 2004 (2003: 84%). The main products driving the 9% sales growth were ADDERALL XR, AGRYLIN, CARBATROL and PENTASA.

International

The 18% product sales growth in the International market was primarily driven by the revenue growth of AGRYLIN $7.8 million, ADDERALL XR in Canada $7.8 million and CALCICHEW of $9.3 million and favorable movements in foreign exchange rates.

As many of the International sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Pounds Sterling and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. With the US dollar weakening against these currencies over the last 12 months, the translation of sales made in these currencies into US dollars has had a beneficial impact on the reported growth rates.

The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the strong underlying performance of key products in their local currency:

Year to December 31,	2004 sales in US dollars $M	2004 Sales Growth in local currency	Favorable impact of translation to US dollars	2004 Sales Growth in USl dollars

ADDERALL XR sales in Canadian dollars [1]	7.8	n/a	n/a	n/a
AGRYLIN sales in Canadian dollars	9.6	+10%	+9%	+19%
AGRYLIN/XAGRID sales in Euros	29.7	+25%	+8%	+33%
AGRYLIN/XAGRID sales in Pounds sterling [2]	4.8	-3%	+12%	+9%
CALCICHEW sales in Pounds sterling	34.9	+18%	+14%	+32%

1 ADDERALL XR was launched in Canada in 2004 and hence there is no comparative data for 2003.

2 The performance of AGRYLIN/XAGRID in the UK market was impacted by the publication of interim data by the UK Myeloproliferative Disorders (MPD) group concerning the use of the product in combination with aspirin. The Medical Research Council (MRC) decided to discontinue the study in August 2003 and patients on the medication who were involved in the study at this time were transferred to other treatments for MPD. This attrition of patients had a subsequent impact on the underlying sales base for the full year of 2004.

Royalties

Year to December 31,	2004	2003	Change
	$M	$M	%

3TC	155.8	144.6	+8%
ZEFFIX	27.4	24.7	+11%
Others	47.2	34.3	+37%

Total	230.4	203.6	+13%

3TC

The growth in 3TC royalties of 8% in 2004 was primarily due to continued sales growth in all markets. The sales increase includes the positive effect of foreign exchange translation in the year.

For 3TC Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the year to December 31, 2004 were $1,184 million, an increase of 8% compared to prior year (2003: $1,099 million).

ZEFFIX

The growth of ZEFFIX royalties of 11% in 2004 was due to continued growth in the UK, the US, China and Japan. Foreign exchange translation also positively impacted performance in the year.

For ZEFFIX Shire receives royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the year to December, 31 2004 were $240 million, an increase of 12% compared to prior year (2003: $214 million).

Other

Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Janssen, with the exception of the United Kingdom and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004. Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Johnson & Johnson (J&J) continues to work on the implementation of an FDA requested name change for REMINYL in the US. The request results from dispensing errors in the US caused by confusion between REMINYL and the drug

AMARYL® (glimepiride), a treatment of Type 2 diabetes mellitus. J&J is conducting market research for a new name in the US. Shire is unaware of any dispensing errors outside of the US.

Shire and J&J are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment.

Cost of product sales

For the year to December 31, 2004 cost of product sales represented 13% of product sales (2003: 14%). The decrease can be attributed to the change in product mix, with a greater proportion of sales coming from higher margin products.

R&D expenses

R&D expenditure increased from $187.7 million in 2003 to $196.3 million in 2004, with savings from the closure of the Canada-based Lead Optimization business in 2003 partially re-invested to fund late stage Phase III trials. Shire’s pipeline is now well advanced with four projects in late stage development or registration. In addition, five projects were approved during the second half of 2004. Expressed as a percentage of total revenues, R&D expenditure was 14% for the year to December 31, 2004 (2003: 15%). Shire has historically invested between 17-20% of revenues in R&D. With the refocusing of the project pipeline this year and the successful out-licensing of certain products, this percentage fell in 2004. Shire anticipates that the level of R&D spend will be approximately 15% (excluding the impact of payments relating to NRP104) going forward.

Selling, general and administrative (SG&A) expenses

Year to December 31,	2004	2003	Change
	$M	$M	%

Sales costs	141.5	113.2	+25%
Marketing costs	175.9	127.5	+38%
Other SG&A costs	199.2	169.0	+18%

Total SG&A costs	516.6	409.7	+26%

Sales costs increased from 11% of product sales in 2003 to 13% in 2004. These costs remained relatively stable except for the increase in costs due to the recruitment in Q4 2004 of a sales force of about 85 people exclusively to promote FOSRENOL in the US.

Marketing costs increased from 13% to 16% of product sales between 2003 and 2004 due primarily to the launch of new products including ADDERALL XR Adult (August 2004), FOSRENOL in the US (January 2005) and XAGRID and FOSRENOL in Europe (phased throughout 2005).

Other SG&A costs are:
Year to December 31,	2004	2003	Change
	$M	$M	%

Depreciation	19.8	11.5	+72%
Amortization of intangible assets	38.7	26.4	+47%
Other	140.7	131.1	+7%

Total	199.2	169.0	+18%

The increase in the depreciation of tangible fixed assets in 2004 was primarily due to a shortening of the useful economic lives on certain property, plant and equipment as a result of the US site rationalization.

Amortization of intangible assets has increased primarily due to the purchase of $49.2 million of intangible assets in 2004, and the reassessment of the useful economic lives of certain intangibles.

Other SG&A costs, remained stable between years, falling from 13% of product sales to 12.6% .

Intangible asset impairments

During the year to December 31, 2004 the Company recorded impairments to intangible assets of $13.5 million (2003: $27.5 million).

In 2004 the impairments resulted from a change in operational management. Decisions were made not to support and promote certain non-core products going forward and this resulted in changes to the estimate of future cash flows and consequently impairments were made.

In 2003 there were asset impairments of $12.1 million resulting from a decline in product prices, which decreased estimated future cash flows. Additionally there were asset write-downs of $15.4 million resulting from a decision not to renew certain product licenses as they were not core to the business.

2004 Reorganization Costs

Year to December 31,	2004
$M

Employee severance	20.0
Relocation costs	13.8
Write-off of property, plant and equipment	1.2
Consultancy costs	2.9
Duplicate facilities	5.1
Information technology costs	2.1
Other costs	3.4

48.5

As discussed in ITEM 1: Business – Recent Developments, during the year Shire began a consolidation of its North American sites as part of its reorganization plan aimed at creating a globally integrated organization composed of cross functional teams with clear accountability for delivering results. The number of North American sites has decreased from 14 to 6 and a new US headquarters office was opened in Wayne, Pennsylvania. The Company recorded costs of $48.5 million in 2004 primarily associated with:

  severance costs relating to 138 employees;

  retention payments to key employees;

  relocation relating to 85 employees who were moved to Wayne, Pennsylvania;

  costs of duplicate facilities (including lease exit costs); and

  other incremental costs associated with the site closures, such as legal, consultancy, the write-down of property, plant and equipment and information technology costs.

The North American site consolidation is expected to be complete in 2005 with approximately $12 million of further costs being incurred to completion.

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

2003 Reorganization Costs

Year to December 31,	2003
$M

Employee severance	6.4
Write-off of property, plant and equipment	16.7
Other costs	0.8

23.9

During 2003 the Company closed its early research center in Canada and exited certain properties as a result of a strategic review. The Company recorded costs of $23.9 million primarily associated with:

  severance costs of 134 employees;

  $16.7 million write-off of property, plant and equipment; and

  cancellation of contracts directly relating to this business.

Interest income and expense

In the year to December 31, 2004, interest income of $21.9 million was received compared with $16.9 million in 2003. This increase was primarily due to rising interest rates in the US.

Interest expense increased to $12.3 million (2003: $9.5 million). This increase is due to the write-off of costs capitalized at the time the convertible loan notes were issued, offset by a decrease in interest expense in Q4. These costs were being amortized over the life of the notes but were written-off following the redemption of substantially all of the loan notes during the third quarter of 2004. The interest charged on the 2% convertible notes in 2004 was $4.8 million (2003: $8.0 million).

Other income/(expense), net

Year to December 31,	2004	2003
	$M	$M

Investment income	18.9	3.8
Write down of non-current asset investments	(15.4)	(15.5)
Foreign exchange and other	0.3	(8.9)

Total	3.8	(20.6)

The increase in investment income in 2004 resulted from the sale of an investment valued at $11.9 million, realizing a gain of $14.9 million.

The write down in investments in 2004 and 2003 resulted from events and circumstances that indicated there was an other-than-temporary impairment of investments and accordingly management recorded an impairment based on its assessment of fair value. Further details are disclosed in Note 10 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Income Taxes

For the year to December 31, 2004 income taxes increased by 20% to $129.1 million (2003: $107.4 million). The Company’s effective tax rate was 28% for the year to December 31, 2004 (2003: 26%). The change in the effective tax rate is attributable to various factors including;

  increased profits in 2004 in the US due to the growth of ADDERALL XR. This profit is subject to tax at a higher rate than the UK statutory rate of 30%;

  the recognition of certain losses based on changes in management estimates of forecast income.

As of December 31, 2004 the Company had deferred tax assets net of valuation allowances of $78.1 million (2003: $63.1 million). The increase in deferred tax assets net of valuation allowances is primarily attributable to an increase this year in short-term temporary differences in sales related provisions. Realization of deferred tax assets is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized. See note 26 to the Company’s consolidated financial statements contained in Part IV of this Annual Report for expiry dates of these tax losses.

Equity method investees

Earnings of $2.5 million were received for the year to December 31, 2004 (2003: $1.1 million loss). This primarily related to $4.4 million received from the Company’s 50% share of earnings on its antiviral commercialization partnership with GSK in Canada (2003: $3.5 million). This was offset by Shire’s share of losses incurred in other investments. Included in the figure to December 31, 2003 was a loss of $4.6 million representing the Company’s 50% share of the losses of its commercialization partnership with Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

The vaccines business impacted net income with losses of $20.1 million and $21.9 million for the year to December 31, 2004 and 2003, respectively. In addition the Company has recorded a loss on the disposal of the vaccines business of $44.2 million in the year to December 31, 2004. Further details of this transaction are disclosed in Note 3 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Results of operations for the years to December 31, 2003 and 2002

For the year to December 31, 2003, the Company’s total revenues increased by 18% to $1,211.6 million, compared to $1,023.2 million in 2002. Net income for the year to December 31, 2003 was $276.1 million compared to $250.6 million in 2002, an increase of 10%.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2003	2002	Change
	$M	$M	%

Product sales	1,004.3	845.3	+19%
Royalties	203.6	174.8	+16%
Licensing and development	3.7	3.1	+19%

Total	1,211.6	1,023.2	+18%

Product sales

For the year to December 31, 2003, the Company’s product sales increased $159.0 million to $1,004.3 million (2002: $845.3 million), representing 83% of total revenues. The following table provides an analysis of key product sales:

Year to December 31,	2003	2002	Product sales growth	US prescription growth
	$M	$M	%	%

ADDERALL XR	474.5	317.9	+49%	+49%
ADDERALL	61.1	109.8	-44%	-65%
AGRYLIN	132.5	119.2	+11%	+7%
PENTASA	99.3	87.2	+14%	-1%
CARBATROL	52.4	45.3	+16%	+5%
PROAMATINE	49.3	50.9	-3%	+2%
CALCICHEW range	28.9	23.2	+25%	n/a
Others	106.3	91.8	+16%	n/a

Total	1,004.3	845.3	+19%

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS, December 2003.

ADDERALL XR

Sales of ADDERALL XR for the year to December 31, 2003 were $474.5 million, an increase of 49% compared to prior year (2002: $317.9 million).

US prescriptions were up 49% over the same period, due primarily to a 19% increase in the total US ADHD prescription market and successful marketing efforts.

Sales growth was in line with prescription volume growth, with price increases in April and November 2003 being offset by higher sales deductions and allowances (primarily Medicaid rebate payments and sales allowances for the coupon sampling program).

ADDERALL XR retained 23% share of the total US ADHD market in December 2003, compared with 18% in December 2002.

ADDERALL XR is subject to patent litigation. See ITEM 3: Legal Proceedings, for further information.

ADDERALL

Sales of ADDERALL for the year to December 31, 2003 were $61.1 million, a decrease of 44% compared to prior year (2002: $109.8 million).

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

AGRYLIN / XAGRID

Sales of AGRYLIN for the year to December 31, 2003 were $132.5 million, an increase of 11% compared to the prior year (2002: $119.2 million).

The increase was primarily driven by substantial sales growth outside the US market where AGRYLIN was available on a named patient basis.

In addition, US prescription volumes were up 7% over the same period.

AGRYLIN had a 27% share of the total US AGRYLIN, Hydrea and generic hydroxyurea prescription market in December 2003 (December 2002: 27%).

PENTASA

Sales of PENTASA for the year to December 31, 2003 were $99.3 million, an increase of 14% compared to prior year (2002: $87.2 million).

US prescription volumes were down 1% over the same period.

Price increases and an increase in customer stocking levels generated year on year revenue growth between years.

PENTASA had a 17% share of the total US oral mesalamine/olsalazine prescription market in December 2003, compared with 18% in December 2002.

CARBATROL

Sales of CARBATROL for the year to December 31, 2003 were $52.4 million, an increase of 16% compared to prior year (2002: $45.3 million).

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

Legal Proceedings concerning CARBATROL are in progress. See ITEM 3: Legal Proceedings, for further information.

PROAMATINE

Sales of PROAMATINE for the year to December 31, 2003 were $49.3 million, a decrease of 3% compared to prior year (2002: $50.9 million).

US prescription volumes were up 2% over the same period.

Customer de-stocking subsequent to the anticipated launch of generic copies of PROAMATINE in the fourth quarter of 2003, contributed heavily to the decline in revenues between years.

PROAMATINE had a 15% share of the total US PROAMATINE and flurocortisone acetate prescription market in December 2003, compared with 25% in December 2002.

Product sales by operating segment

The following table presents product sales by revenue generating operating segment

Year to December 31,	2003	2002	Change
	$M	$M	%

US	846.4	714.7	+18%
International	157.9	130.6	+21%

Total product sales	1,004.3	845.3	+19%

As a result of the disposal of the vaccines business the Biologics segment is no longer an operating segment of the Company.

US

The 18% growth in US sales was due primarily to the successful promotion of ADDERALL XR.

Product sales in the US continued to represent a significant percentage of Shire’s worldwide sales, 84% in 2003 versus 85% in 2002.

International

Sales growth in the International business of 21% in 2003, was driven by:

  Performance from certain products: XAGRID (+36%) and REMINYL (+30%).

  Several new product launches in Canada during 2003, including PERMAX and ALERTEC. These two products have contributed $4.2 million to Shire’s International sales since August 2003.

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

Year to December 31,		2003		2002

Pound Sterling		£0.559		£0.621
Canadian Dollar	CAN $	1.29	CAN $	1.58
Euro		€0.792		€0.954

Royalties

Royalty revenue increased 16% to $203.6 million for the year to December 31, 2003 compared to $174.8 million in 2002. The following table provides an analysis of the Company’s royalty income:

Year to December 31,	2003	2002	Change
	$M	$M	%

3TC	144.6	132.5	+9%
ZEFFIX	24.7	21.2	+17%
Others	34.3	21.1	+63%

Total	203.6	174.8	+16%

3TC

Royalties from 3TC for the year to December 31, 2003 were $144.6 million, an increase of 9% compared to prior year (2002: $132.5 million). This was primarily due to continued growth in the nucleoside analogue market for HIV. This growth is supported by increases in the number of individuals living with HIV, as well as reduced mortality due to more effective treatment regimens.

For 3TC Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC, for the year to December 31, 2003 were $1,099 million, an increase of 12% compared to prior year (2002: $982 million).

ZEFFIX

Royalties from ZEFFIX for the year to December 31, 2003 were $24.7 million, an increase of 17% compared to prior year (2002: $21.2 million).

For ZEFFIX Shire receives royalties from GSK on worldwide sales, with the exception of Canada, where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX, for the year to December 31, 2003 were $214 million, an increase of 15% compared to prior year (2002: $186 million).

Others

Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Johnson & Johnson (J&J), with the exception of the UK, where a commercialization partnership with J&J exists. Sales of REMINYL, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Cost of product sales

For the year to December 31, 2003 cost of product sales represented 14% of product sales (2002: 14%).

Research and development expenses

Research and development expenditure increased 12% to $194.9 million in 2003, and as a proportion of total revenues represented 15% (2002: 17%).

Shire’s strategic aim is to focus on the development of later stage and lower risk projects. As a result of this focus, the Company closed its Lead Optimization unit in Canada.

Selling, general and administrative expenses

SG&A expenses increased from $380.5 million in 2002 to $453.9 million in 2003, an increase of 19%. As a percentage of product sales SG&A expenses were 45% (2002: 45%).

Total SG&A expenses remained constant as a percentage of product sales due to offsetting changes including:

  an increase in depreciation and amortization from $32.3 million in 2002, to $37.9 million in 2003 due to an increase in depreciation on property, plant and equipment and amortization on intangible fixed assets;

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

Interest income and expense

In the year to December 31, 2003, interest income of $16.9 million was received compared with $19.5 million in 2002. The decrease is due to the reduction in interest rates more than offsetting any benefit of the increased cash balance held during the year.

Interest expense increased marginally to $9.5 million (2002: $9.2 million). The interest charged on the 2% convertible notes in 2003 was $7.5 million (2002: $8.0 million).

Other expense, net

For the year to December 31, 2003, other expense, net totaled $20.6 million. The main components were $15.5 million in respect of write-downs of non-current investments to fair value, a foreign exchange loss of $6.7 million and $3.8 million income from the two GeneChem venture capital funds.

For the year to December 31, 2002, other expense, net totaled $12.5 million. The main components were a $2.3 million mark to market loss recorded on the Roberts Supplemental Executive Retirement Plan (SERP), $8.7 million in respect of write-downs of non-current investments to fair value and $3.3 million income from the two GeneChem venture capital funds.

Income taxes

For the year to December 31, 2003 income taxes increased by 21% to $107.4 million (2002: $88.4 million). The Company’s effective tax rate was 26% for the year to December 31, 2003 (2002: 25%).

As of December 31, 2003 the Company had deferred tax assets net of valuation allowances of $63.1 million (December 31, 2002: $41.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized. See Note 26 to the consolidated financial statements contained in Part IV of this Annual Report for expiration dates of these tax losses.

Equity method investees

A loss of $1.1 million was incurred from equity method investees for the year to December 31, 2003 (2002: $1.7 million earnings). The Company received $3.5 million representing a 50% share of earnings from the anti-viral commercialization partnership with GSK in Canada (2002: $2.6 million). A loss of $4.6 million incurred representing a 50% share of the losses in Qualia Computing Inc. (2002: loss of $0.9 million).

On December 31, 2003, the Company sold its investment in Qualia Computing Inc. to iCAD Inc.

Discontinued operations

Discontinued operations are in respect of the vaccines business that was sold to IDB in September 2004, and the Company’s US “Over-The-Counter” (OTC) business that was sold in December 2002.

The vaccines business was acquired as part of the merger with BioChem in May 2001. After a strategic review in 2003 a decision was made to move away from the vaccines therapeutic area and in September 2004 the Company sold the vaccines business to IDB.

Sales generated by the vaccines business represented approximately 2% of the Company’s total product sales in both 2003 and 2002. Further details of this transaction are disclosed in Note 3 to the consolidated financial statements contained in Part IV of this Annual Report.

The OTC products were acquired as part of the merger with Roberts in 1999 and consisted of non-prescription laxatives and dietary supplements. Shire’s main strategic focus is on innovative prescription pharmaceuticals prescribed by specialist physicians.

Sales generated by the OTC products represented approximately 3% of the Company’s total product sales in 2002. Further details of this transaction are disclosed in Note 5 to the consolidated financial statements contained in Part IV of this Annual Report.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its product development programs, business and product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increases in accounts receivable and inventory which may arise as sales levels increase, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products and the continuing revenues generated from sales of Shire’s key products.

Another important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property, and as a result may need cash funding for litigation expenses incurred.

The Company ordinarily finances its activities through cash generated from operating activities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments will be sufficient to meet its anticipated future operating expenses, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

The Company’s strategy of continued growth contemplates the possibility of growth through acquisitions of other businesses and the purchase of intangible assets, should appropriate opportunities become available. If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, and possibly through new borrowings and the proceeds of sales of its equity securities if necessary.

Based on the Company’s assessment of its material contractual obligations and commercial commitments, there is no known trend, demand, event or uncertainty that is reasonably likely to have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds as of December 31, 2004 and 2003:

	2004	2003	Change
December 31,	$’000	$’000%

Cash and cash equivalents	1,111,477	1,063,362	+5%
Restricted cash	21,627	46,474	-53%
Short term investments	324,411	304,129	+7%

Gross cash funds	1,457,515	1,413,965	+3%
Total debt	(116)	(376,307)	n/a

Net cash funds	1,457,399	1,037,658	+40%

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2004 was $520.7 million, an increase of $141.6 million compared to the previous year. Net income from continuing operations for the year to December 31, 2004 increased by $35.4 million compared to the previous year. Over $100 million of the increase was due to positive movements in working capital balances most notably increases in sales deductions ($30 million) and accounts payable and other liabilities ($78 million) which is a combination of the timing of payments made to creditors and an increase in sales made under the Medicaid reimbursement plan.

Net cash used in investing activities was $66.0 million. This included investments in intangible assets totalling $30.2 million (primarily FOSRENOL $19.0 million and REMINYL $11.0 million), property plant and equipment of $57.6 million (primarily information systems, fitting out the new US headquarters at Wayne, Pennsylvania and the expansion of the manufacturing site at Owing Mills), net cash used in the disposal of the vaccines business of $21.9 million and cash provided from the sale of assets of $45.2 million (primarily the sale of an available-for-sale security and the sale of the buildings at Laval and Buffalo Grove). This is in comparison to the prior year when $77.6 million was used in investing activities, primarily for the purchase of intangible fixed assets and plant, property and equipment.

The Company’s financing activities used $370.8 million for the year to December 31, 2004 in comparison to $76.5 million in the prior year, primarily for the redemption of outstanding convertible loan notes.

Outstanding Letters of credit

As of December 31, 2004, the Company had an irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims.

Cash Requirements

Aggregate Contractual Obligations.

As of December 31, 2004 the Company’s contractual obligations were as follows:

	Payments due by period

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	$’000	$’000	$’000	$’000	$’000

Long-term debt (i)	116	-	-	-	116
Operating leases(ii)	98,745	16,374	27,932	16,731	37,708
Purchase obligations (iii)	56,054	48,125	5,008	835	2,086
Other long-term liabilities reflected on
the Balance Sheet (iv)	87,041	63,956	21,374	1,711	-

Total (v)	241,956	128,455	54,314	19,277	39,910

(i) During the year to December 31, 2004 the Company repurchased $370.1 million of the $370.2 million outstanding convertible loan notes at par. The repayment was made out of available funds, and the balance of outstanding notes is shown as long-term debt.

(ii) The Company leases certain properties, motor vehicles and equipment under operating leases expiring through 2015. During the year to December 31, 2004 the Company signed an eleven-year operating lease on a property in Wayne, Pennsylvania, and terminated certain operating leases relating to its manufacturing facility in Owings Mills, Maryland.

(iii) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Shire expects to fund the following commitments with cash flows from operations:

Wayne, Pennsylvania fit out

The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. At December 31, 2004 the Company had an outstanding commitment of $20.4 million relating to this refurbishment, which is expected to be incurred in 2005.

Manufacturing facility

The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $5.1 million by the end of 2005 and has an additional commitment of $4.4 million for the design and construction of a technology center at Owings Mills, Maryland which is expected to be incurred in 2004.

Interests in companies and partnerships

As of December 31, 2004, the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $22.0 million (2003: $8.0 million) of which $4.2 million is committed to in 2005 and a further $13.7 million could be payable in 2005, depending on the timing of capital calls.

(iv) Included in other long-term liabilities recognized on the balance sheet are the following liabilities:

REMINYL

In March 2004, the Company terminated its co-promotion arrangement for the UK and Ireland with Janssen-Cilag Limited and acquired the exclusive commercialization rights to REMINYL in those markets. In connection with this agreement the Company paid $11 million in the year to December 31, 2004 and a further $19 million will be paid in 2005.

IDB

As part of the sale of the vaccines business on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As of December 31, 2004 IDB had drawn down $56.8 million under the facility leaving an outstanding commitment of $43.2 million, included in other current liabilities on the balance sheet. The Company expects to meet further draw-downs with cash from operations during 2005.

Other

The Company has assumed that other long-term liabilities, which comprise primarily insurance provisions ($9.2 million), SERP liabilities ($5.3 million) and long-term bonuses ($4.4 million), are due before 2008.

(v) The total does not include payments due on certain milestones and other commitments. The most significant payments are as follows:

MTS/METHYPATCH

In connection with the Company’s purchase of MTS/METHYPATCH in 2003, the Company has an obligation to make certain payments on the achievement of milestones. This will require $50 million upon regulatory approval of the product and up to $75 million linked to the future sales performance. The Company expects to meet these payments with cash from operations. The Company expects to resubmit MTS/METHYPATCH for approval in 2005.

FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL, Shire will pay AnorMED Inc. $6 million when it is approved in the relevant European countries and $6 million upon receipt of regulatory approval in Japan. The Company expects to meet these payments with cash from operations.

Reorganization costs

As previously disclosed, Shire is implementing a new business model. The cost of the reorganization in 2004 was $48.5 million and is estimated to be approximately $12 million in 2005. The Company expects to meet these payments with cash from operations. The cost of the reorganization is shown in more detail in Note 3 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Recent developments

NRP 104

In January 2005, the Company entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, the Company acquired the license to develop and commercialize NRP104.

The Company paid an initial sum of $50 million on signing, and there is a further $50 million due upon acceptance of filing of the NDA by the FDA and up to $300 million in milestone payments following the first commercial sale depending on the characteristics of the FDA approved product labelling. A $5 million milestone payment is payable following the first commercial sale in specified European countries. An additional $100 million milestone would be payable as a sales bonus upon achieving a significant sales target.

The Company may be entitled to refunds of amounts previously paid in the event of a delayed product approval.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that, have or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign currency fluctuations

A number of operating units (including the corporate office) are located outside the United States. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US Dollar, Canadian Dollar, Pound Sterling and Euro. The accumulated foreign currency translation differences are reported within accumulated other comprehensive income in the consolidated balance sheet.

As at December 31, 2004 the Company had two outstanding forward foreign exchange contracts with a total principal amount of $39 million used to manage the risk associated with holding Canadian Dollar investments. There were no material gains or losses on these contracts.

Concentration of credit risk

The Company’s revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Such clients typically have significant cash resources and as such the risk is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions. Shire operates clearly defined credit evaluation procedures. For the year to December 31, 2004, there were four customers in the US who accounted for 71% of the Company’s total revenues.

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable. Excess cash is invested in short-term money market instruments, including bank and building society term deposits, commercial paper and other debt securities from a variety of companies with strong credit ratings. These investments typically bear minimal risk.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

Critical accounting estimates

The Company prepares its financial statements in accordance with generally accepted accounting principles. As such, it is required to make estimates, judgements and assumptions that management believes are reasonable based on the information available. The estimates, judgements and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies listed in Note 2 to the Company’s consolidated financial statements contained in Part IV of this Annual Report, that management believe are the most critical to aid in fully understanding and evaluating its financial condition and the results of operations, are discussed below.

(i) Litigation

The Company has a number of lawsuits pending that relate to product liability claims. Shire accounts for litigation losses in accordance with SFAS No. 5 “Accounting for Contingencies”. Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. In instances where Shire is unable to develop a best estimate of loss, the lower end of the range is recorded. The best estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional expense in a future accounting period.

(ii) Valuation of Intangible Assets

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As of December 31, 2004, the carrying value of such intangibles was $309.3 million, which primarily related to the Company’s AGRYLIN, CARBATROL, COLAZIDE, FOSRENOL, MTS/METHYPATCH, PENTASA, REMINYL, SOLARAZE, and VANIQA products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process R&D, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

There is a high occurrence of transactions involving the transfer of intangible assets between companies in the health care field, and valuations are usually based on discounted cash flow analysis. The Company uses a discounted cash flow model to value intangible assets acquired, which requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these assumptions is significant to the value of the intangible asset. The Company engages independent valuation experts who review critical assumptions for significant acquisitions of intangibles. The Company reviews intangible assets for impairment periodically using an undiscounted net cash flows approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable. If the undiscounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its fair value, based on estimated discounted cash flows. When cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

A prolonged general economic downturn, sustained government pressure on prices and, specifically, competitive pricing, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect Shire’s valuation of the estimated future net cash flows generated by its long-lived assets. As a result, future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of long-lived assets. In the year to December 31, 2004, changes to the estimated future net cash flows from certain products resulted in a $13.5 million impairment of intangible assets (2003: $27.5 million, 2002: $18.8 million).

The estimate of net cash flows from intangible assets changed in all three years following strategic business decisions by Shire that resulted in a redirection of resources away from certain products that were no longer believed to be core to its business and towards products that Shire believed to be more profitable and in line with its strategic direction. In addition a decline in certain product prices and a decision not to renew product licenses that were not core to the business had a negative impact on the estimated net cash flows.

(iii) Valuation of Fixed Asset Investments

The Company has investments in certain public and private pharmaceutical and biotechnology companies. The carrying values of these investments are periodically reviewed for other-than-temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other-than-temporary impairments include:

  the market value of a quoted investment being below the carrying value of the investment for an extended period;

  adverse news on a private company’s progress in scientific technology/development of compounds; and

  recent stock issuances at a price below the investment price.

If the fair value appears to be below the carrying value the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include:

  the level of progress in the investee’s scientific technology/ development of compounds;

  ongoing activity in collaborations with the investee;

  whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value;

  analysis and valuation of comparable companies; and

  the overall financial condition of the investee.

In instances when the review indicates that there is an other-than-temporary impairment, the Company writes down the investment to the fair value of the investment, recording an impairment charge in the consolidated statements of operations net of any tax related effect. The determination of the fair value of private company investments and the determination of whether an unrealized loss on a publicly quoted investment is permanent requires significant judgment and can have a material impact on the reported results. During 2004, Shire recorded impairments on fixed asset investments of $15.4 million (2003: $15.5 million, 2002: $8.7 million).

(iv) Sales Deductions

Sales deductions primarily consist of statutory rebates to state Medicaid and other government agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, trade discounts, wholesaler chargebacks and allowances for the coupon sampling program. Statutory rebates to state Medicaid agencies and contractual rebates with HMOs are based on price differentials between a base price and the selling price. Rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Provision for rebates are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical trends. Revisions or clarification from Centers for Medicare and Medicaid Services (CMS) related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods. However, at the time of sale, the prices of the Company’s products are fixed and consequently the rebates can be reasonably determinable at the outset of each transaction it undertakes with its customers, and therefore these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

Provisions for product returns and trade discounts to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon:

  past activity levels;

  the duration of time in the processing of deductions; and

  other factors such as the launch of a new drug, the loss of patent protection or new competition.

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

Shire accepts customer returns in the following circumstances: a) expiration of product, b) product damaged while in the possession of Shire, or c) specific sales terms, at product launch, that allow for unconditional return of product (guaranteed sales). Customer return periods range from one to twenty-four months with an average return period of six months.

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

(v) Income Taxes

Shire operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Shire operates globally, the nature of the audit items are often very complex. The Company employs internal and external tax professionals to minimize audit adjustment amounts where possible.

The Company also has significant deferred assets due to net operating losses (NOLs) in the United States, Canada and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOLs exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOLs a valuation allowance has been made against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact the Company’s financial position and results. Although the valuation allowance has decreased overall in 2004, the movement includes an increase of $6.8 million (2003 decrease: $13.7 million), due to changes in estimates of Shire’s ability to utilize NOLs in the future. The overall movement is a consequence of various items, including tax planning strategies entered into by Shire and based on revised projections of operating results by tax jurisdiction.

At December 31, 2004, the Company had gross deferred tax assets of $268.3 million and had recorded a valuation allowance of $152.9 million against this amount.

At December 31, 2003, the Company had gross deferred tax assets of $264.8 million and had recorded a valuation allowance of $168.2 million against this amount.

ITEM 7A: Quantitative and qualitative disclosures about market risk

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function, which is based in the UK. All treasury operations are conducted within a framework of policies and procedures approved by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

The Board reviews and agrees policies for managing the risks in the following areas:

Interest rate risk

The majority of the Company’s debt was repaid during the year to December 31, 2004, the Company’s interest charge is low and consequently has limited exposure to interest rate movements.

In the year to December 31, 2004, the average interest rate received on cash and liquid investments was approximately 1.44% per annum. The largest proportion of investments was in US Dollar institutional funds.

Foreign exchange risk

The Company is exposed to movements in foreign exchange rates against the US Dollar for trading transactions and the translation of net assets and earnings of non-US subsidiaries. The main trading currencies of the Company are the US Dollar, the Canadian Dollar, Pounds Sterling and the Euro. The consolidated financial statements of foreign entities are translated using the accounting policies described in Note 2 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The exposure to foreign exchange risk is managed and monitored by the treasury function. Exposures are generally managed through natural hedging via the currency denomination of cash balances. As of December 31, 2004 the Company had two outstanding forward foreign exchange contracts with a total principal amount of $39 million to manage the risk associated with holding US Dollar investments in a Canadian subsidiary. There were no material gains or losses on these contracts.

Market risk of investments

As of December 31, 2004, the Company has $63.3 million of investments comprising equity investment funds, private companies and publicly quoted equities. The public quoted companies are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2004. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of the consolidated financial statements contained in Part IV of this Annual Report.

Changes in Internal Control Over Financial Reporting

In 2004, the Company commenced the implementation of a new integrated information system covering financial processes, production, logistics and quality management. As of December 31, 2004, a number of the Company’s business units were using the new system, further implementations have already been made in 2005 and more are planned for 2006. The implementations have involved changes in the Company’s information systems that included aspects of the Company’s internal control over financial reporting and accordingly, these changes have required changes to the Company’s internal control over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as it implemented the new systems. Management believes that the controls as modified are appropriate and functioning effectively.

In addition, during the first quarter of 2005 the Company’s Finance Shared Services operations in Newport, Kentucky will be moved to Philadelphia, as part of the relocation of the majority of the Company’s U.S. operations to Philadelphia. As part of this transition, the Company’s internal control over financial reporting will be reviewed and changes may be made.

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position

Dr James Cavanaugh	68	Non-executive Chairman
Matthew Emmens	53	Chief Executive Officer
Angus Russell	49	Chief Financial Officer
Dr Barry Price	61	Senior Non-executive Director
Ronald Nordmann	63	Non-executive Director
The Hon. James Andrews Grant	67	Non-executive Director
Robin Buchanan	52	Non-executive Director
David Kappler	57	Non-executive Director

Executive Officers of the Company

Name	Age	Position
Matthew Emmens	53	Chief Executive Officer
Angus Russell	49	Chief Financial Officer
Tatjana May	40	General Counsel and Executive Vice President Global Legal Affairs
Dr Eliseo Salinas	49	Chief Scientific Officer and Executive Vice President of Global R&D
John Lee	54	Executive Vice President Global Supply Chain & Quality
Joseph Rus	59	Executive Vice President and General Manager, International
Greg Flexter	49	Executive Vice President and General Manager, North America
Anita Graham	33	Executive Vice President Global Human Resources
Barbara Deptula	50	Executive Vice President of Business Development

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

Name	Date of Term Expiration
Dr James Cavanaugh	March 23, 2007
Dr Barry Price	January 24, 2006
Ronald Nordmann	December 22, 2005
The Hon. James Andrews Grant	May 10, 2005
Robin Buchanan	July 29, 2005
David Kappler	April 5, 2006

Executive officers are appointed pursuant to service agreements which are not limited in term.

Biographical details of directors and executive officers of the Company

Dr James Cavanaugh joined the Board of Shire on March 24, 1997 and was appointed as Chairman with effect from May 11, 1999. Dr Cavanaugh is a general partner of HealthCare Partners, the General Partner of HealthCare Ventures, a venture capital fund devoted exclusively to health care. Formerly he was President of SmithKline & French Laboratories, the US pharmaceutical division of SmithKline Beecham Corporation. Prior to that, he was President of SmithKline Beecham Corporation’s clinical laboratory business and, before that, President of Allergan International. Prior to his industry experience, Dr Cavanaugh served as Deputy Assistant to the President of the US on the White House Staff in Washington, DC. He is non-executive Chairman of Diversa Corporation and Vicuron, Inc. and a non-executive director of MedImmune Inc. and Advancis Pharmaceutical Corporation. Dr Cavanaugh was a member of the Remuneration Committee throughout 2004 and a member of the Audit Committee until November 2004. He acted as Chairman of the Nomination Committee throughout 2004.

Matthew Emmens joined Shire as Chief Executive Officer and member of the Board of Shire on March 12, 2003. Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974. There he held a wide range of sales, marketing and administrative positions before volunteering in 1992 to help establish Astra Merck, the joint venture between Merck and Astra AB of Sweden. He later became President and Chief Executive Officer. In 1999 he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He was later promoted to President of the global prescription business and lived in Germany. Mr Emmens is a graduate of Fairleigh Dickinson University (New Jersey, USA) with a BS in Business Management. Mr Emmens is a member of the Board of Directors, and chairman of the Executive and Portfolio Committees.

Angus Russell joined Shire in 1999 as Group Finance Director. Mr Russell previously worked for ICI, Zeneca and AstraZeneca. His last position was Vice President - Corporate Finance at AstraZeneca PLC. Prior to this, he held a number of positions within the Zeneca Group from 1993 until 1999 including Group Treasurer, and before that in ICI from 1980 until 1992. Mr Russell is a chartered accountant, having qualified with Coopers & Lybrand, and is a fellow of the Association of Corporate Treasurers. Mr Russell is a member of the Executive Committee. He is also a non-executive director of the City of London Investment Trust plc.

Dr Barry Price joined the Board of Shire on January 16, 1996 having spent 28 years with Glaxo holding a succession of executive positions with Glaxo Group Research. He is Chairman of Antisoma plc and also Biowisdom Ltd and is on the board of directors of Pharmagene plc. Dr Price was Chairman of the Remuneration Committee and a member of both the Audit Committee and the Nomination Committee in 2004.

Ronald Nordmann joined the Board of Shire on December 23, 1999 having previously served as a non-executive director of Roberts Pharmaceutical Corporation since May 1999. Mr Nordmann has been a financial analyst in healthcare equities since 1971. From September 1994 to January 2000 he was an analyst and partner at Deerfield Management. He is currently Co-President of Global Health Associates and has held senior positions with PaineWebber, Oppenheimer & Co., F Eberstadt & Co., and Warner-Chilcott Laboratories, a division of Warner-Lambert. Mr Nordmann received his undergraduate degree from The Johns Hopkins University and an MBA from Fairleigh Dickinson University. Mr Nordmann is also a director of Guilford Pharmaceuticals Inc., Neurochem Inc. and Par Pharmaceuticals, Inc. Mr Nordmann was Chairman of the Audit Committee until July 2004 and he remains a member of that Committee. He was a member of the Nomination Committee throughout 2004 and he became a member of the Remuneration Committee in April 2004.

The Hon James Grant joined the Board of Shire on May 11, 2001 as a non-executive Director. Prior to its merger with Shire, Mr Grant had been a director of BioChem Pharma Inc. since 1986. He is a partner and Chair Emeritus with the law firm Stikeman Elliott in Montreal. Mr Grant sits on the boards of two Canadian public corporations, in addition to other private corporations and foundations and councils that are not-for-profit organizations. He attended McGill University receiving a BA in arts in 1958 and a BCL in Law in 1961. Mr Grant was a member of the Nomination Committee in 2004.

Robin Buchanan joined the Board of Shire on July 30, 2003. He is the Senior Partner of the UK operations and Director of the global business consultants Bain & Company Inc. and a member of the firm’s worldwide management committee. Prior to his career with Bain & Company Inc., Mr Buchanan worked for American Express International Banking Corporation in New York, McKinsey & Company and Deloitte & Touche where he qualified as a Chartered Accountant (FCA). Mr Buchanan currently serves as a non-executive director of Liberty International plc. Mr Buchanan has an MBA with Distinction (Baker Scholar) from Harvard Business School. Mr Buchanan was a member of the Remuneration Committee in 2004.

David Kappler joined the Board of Shire as a non-executive Director on April 5, 2004. Mr Kappler retired as Chief Financial Officer of Cadbury Schweppes plc, the FTSE and NYSE listed global confectionery and beverages group in April 2004, having held that position since 1995. He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined it in 1989, following the acquisition of the Trebor Group of which he was Financial Director. From 1989 to

1995 he held a number of senior positions in Cadbury Schweppes, including Director of Corporate Finance. Mr Kappler has served on a number of other boards around the world in which Cadbury Schweppes held interests. He was a director of Camelot Group plc from 1996 to 2002 and he currently serves as a non-executive director and Chairman of the Audit Committee at HMV Group plc and Intercontinental Hotels Group plc. Additionally, he is non-executive Chairman at Premier Foods plc. Mr Kappler is a fellow of the Chartered Institute of Management Accountants. Mr Kappler became a member of Shire’s Audit Committee upon his appointment to the Board and took over the Chairmanship of that Committee in July 2004.

Tatjana May joined Shire in 2001 from AstraZeneca plc (formerly Zeneca Group) where she occupied the position of Assistant General Counsel in Corporate Headquarters. Prior to joining AstraZeneca in 1995, Ms May worked at Slaughter and May.

Dr Eliseo Salinas joined Shire in June 2004 from Wyeth Research, one of the world’s leading pharmaceutical companies, where he was Head of Global Central Nervous Systems and Vice President for Regional Clinical Research & Development.

John Lee joined Shire in April 2000 from Schwarz Pharma, where he was Vice President, Operations. Prior to this he held supply chain responsibilities for Central Pharmaceuticals, The Vitarine Company (now Eon) and Glenwood Laboratories. He brought with him 31 years experience in the Pharmaceutical Industry.

Joseph Rus joined Shire in 1999 following more than 25 years experience with other leading international pharmaceutical companies both in Canada and abroad. With the merger of Shire Pharmaceuticals and BioChem Pharma in May 2001, he was appointed President and CEO of Shire BioChem Inc.

Greg Flexter joined Shire in April 2001 from Novartis Pharmaceuticals where he was Vice President and Head of the Neuroscience Business Unit with accountability for US Marketing, Sales and Medical Research. Mr Flexter brought with him over 22 years of experience in global and domestic marketing, business development and R&D and is also a qualified pharmacist.

Anita Graham joined Shire in January 2004 from Cytyc Corporation where she occupied the position of Vice President of Human Resources. Prior to this, she held senior HR positions with Serono, Inc. and Scudder Kemper Investments, Inc (now part of Deutsche Bank). Her experience spans all aspects of HR including managing mergers and acquisitions, organizational development, employee relations and compensation and benefits. She has worked both in Europe and in the United States.

Barbara Deptula joined Shire in September 2004 from Sicor Inc where she occupied the position of President of the biotechnology division. Prior to joining Sicor, Ms Deptula was the Senior Vice President for commercial and product development at Coley Pharmaceutical Group in Wellesley, MA with responsibility for key operations and business development activities. She has held various senior management positions focused on licensing and business development with US Bioscience, Schering-Plough, American Cyanamid, and Genetics Institute.

Audit Committee and Audit Committee Financial Expert

Shire has a separately designated standing Audit Committee. The members of the Audit Committee are David Kappler, Ronald Nordmann and Dr. Barry Price.

The Board of Directors has determined that David Kappler is the serving member of the Audit Committee who is an Audit Committee financial expert and that he is independent as defined under applicable SEC rules. A description of Mr Kappler’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s internet website at www.shire.com.

ITEM 11: Executive compensation

Directors and executive officers as a group

In respect of the financial year to December 31, 2004, the total compensation paid to the Company’s directors and executive officers as a group for the periods during which they served in any capacity was $19.0 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.2 million. During 2004, members of the group were granted options over ordinary shares of the Company. All such holdings were issued pursuant to the various executive share option plans described in Note 28 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

As the Company provides information on the individual compensation of its executive directors in its financial statements filed in the UK in accordance with the requirements of the UK Companies Act 1985, the following information is provided with respect to the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and its previous Chief Scientific Officer (who served on the Board for part of 2004), a portion of which information is supplemental to the requirements prescribed by this ITEM 11. These individuals will be referred to in this ITEM 11 as the Company’s named executive officers.

Summary compensation table

Annual compensation				Long-term compensation awards

Year	Salary	Bonus	Other Annual Compensation (1)	Value of Securities Underlying Options (2)	Number of Securities Underlying Options	LTIP Payouts	All Other Compensation

Matthew Emmens (3) – Chief Executive Officer
2004	$999,319	$801,000	$1,087,000	$1,032,000	105,259	-	-
2003	$730,000	$385,000	$255,941	$458,000	80,960	-	-

Angus Russell – Chief Financial Officer
2004	$627,000	$471,000	$185,000	$638,000	65,095	$13,100	-
2003	$524,000	$265,000	$159,000	$252,000	44,667	$74,000	-
2002	$436,000	$192,000	$123,000	$180,000	19,078	-	-

Wilson Totten (4) – Former Chief Scientific Officer
2004	$260,000	$196,000	$79,000	-	-	$145,541	$1,171,709
2003	$557,000	$267,000	$185,000	$268,000	47,459	$76,000	-
2002	$466,000	$212,000	$114,000	$193,000	20,394	-	-

(1)	Other annual compensation consists of contributions to the Company’s pension schemes and other benefits.
(2)	The aggregate value and number of ordinary shares underlying options at December 31, 2004 is as follows:

	Value of Securities Underlying options	Number of Securities Underlying options

Matthew Emmens	$1,490,000	186,219
Angus Russell	$1,259,000	140,375

(3)	Appointed March 2003
(4)	Dr Totten stepped down as a Director of the Company on May 25, 2004 and his employment ended on August 31,2004. Payment was made to him in accordance with the payment in lieu provisions in his contract of employment, amounting to $1,171,709 (£639,265).

Option grants in last fiscal year

The following table sets forth information with respect to grants of stock options to each of the named executive officers during the year to December 31, 2004. The Company does not grant any stock appreciation rights.

	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2004	Exercise Price($/share) (3)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (1)
					5% ($)	10% ($)

Matthew Emmens (2)	315,777	5%	9.61	March 25, 2007	478,490	1,004,790

Angus Russell (2)	195,285	3%	9.61	March 25, 2007	295,911	621,389
				,
Wilson Totten (2)	203,612	3%	9.61	March 25, 2007	308,529	647,885

(1)	The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company’s stock price. The value indicated is a net amount, as the aggregate exercise price, translated at the average rate of exchange for 2004, has been deducted from the final appreciated value.

(2)	Options granted under the 2000 Executive Scheme are exercisable subject to certain performance criteria. In respect of any option granted prior to August 2002, if Shire’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option becomes exercisable in full. If it increases by at least 14.5% per annum over the same three-year period, 60% of the options granted become exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted in place of share price growth targets. Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s fully diluted earnings per share growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) on average a year for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 3% per annum (directors, RPI plus 5%)
Between 101% and 200% of salary	RPI plus 5% per annum
Between 201% and 300% of salary	RPI plus 7% per annum
Over 301% of salary	RPI plus 9% per annum

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s earnings per share growth has fallen short of the minimum annual average percentage increase over the three year period from grant, has been changed. The performance condition will be retested once only, at five years after the grant. Hence the level of earnings per share growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

Six weeks prior to the expiry date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

(3)	The exercise price for all grants was £5.26 per share and has been translated at the rate of exchange at the date of grant of $1.83 : £1.00. The vesting date for these options is March 25, 2007.

Aggregated option exercises in last fiscal year and fiscal year end option values

The following table sets forth information with respect to option exercises during the year to December 31, 2004 and the value of unexercised options at such date, in each case with respect to the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Emmens	-	-	-	1,260,787	-	$9,414,111
Angus Russell	-	-	125,635	595,665	-	$4,716,854
Wilson Totten (1)	442,913	$2,761,329	188,085	327,862	$210,092	$3,110,695

The value of unexercised in-the-money options is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2004, has been deducted from the unexercised value.

(1)	In connection with the termination of Dr Totten’s employment, the Remuneration Committee agreed to exercise its discretion under the Rules of the respective option schemes to allow Dr Totten to retain these options for up to 24 months following his termination.

Long-term incentive plan (LTIP) awards in last fiscal year

The following table sets forth information with respect to grants of long-term incentive plan awards made to each of the named executive officers during the year to December 31, 2004:

	Number of Ordinary shares	Earliest Payout date

Matthew Emmens	105,259	March 25, 2008
Angus Russell	65,095	March 25, 2008
Wilson Totten	-	-

Employment agreements

The Company’s amended and restated employment contract with Mr Emmens, dated March 12, 2004, is terminable by either party immediately on giving written notice. However, Mr Emmens must give six months notice to the Company if he terminates the agreement without “good reason”. Mr Emmens was entitled to an annual salary of $999,319 for the year to December 31, 2004 and is entitled to a performance related “target” bonus of up to 55% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 100% of salary.

The Company entered into a new employment contract with Mr Russell on March 10, 2004, which is terminable by either party on the giving of twelve months’ notice. Mr Russell was paid a salary of $627,000 for the year to December 31, 2004 and is entitled to a performance related “target” bonus of up to 50% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 75% of salary.

In addition to basic salary, bonus, share options and long-term incentive plan awards, executive directors of the Company receive certain benefits-in-kind. The Company contributes 30% of the Chief Executive Officer’s annual salary to a pension plan in the US. In the UK, the Company operates a defined benefit contribution scheme to which the Company contributes 25% of salary for the Chief Financial Officer. The executive directors are also entitled to a car or car allowance and private medical insurance.

Non-executive directors’ fees

The Company’s non-executive directors receive fees on an annual basis for their services. The Company also reimburses non-executive directors for out-of-pocket travel expenditures relating to their service on the Board. During the year to December 31, 2004 each of the Company’s non-executive directors received the following fees :

Non-Executive Director	Basic fee	Audit Committee fee	Remuneration Committee fee	Nomination Committee fee	Other fees	Total 2004
	$000	$000	$000	$000	$000	$000

Dr James Cavanaugh (1)	137	-	-	-	-	137
Dr Barry Price	64	9	19	9	9	110
The Hon James Grant	64	-	-	9	-	73
Mr Ronald Nordmann	64	19	7	9	-	99
Mr Robin Buchanan	64	-	9	-	-	73
Mr David Kappler (2)	48	15	-	-	-	63

						555

(1)	The Chairman’s fee in 2004 was £100,000. Dr Cavanaugh elected to receive £75,000 ($137,000).
(2)	Appointed April 5, 2004

ITEM 12: Security ownership of certain beneficial owners and management

Set forth in the following table is the beneficial ownership of ordinary shares as of March 1, 2005 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current Directors, (iii) certain of the Company’s executive officers in 2004, and (iv) all other current Directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company’s Directors and executive officers is that of the Company.

Name	Number of ordinary shares beneficially owned as of March 1, 2005	Percent of ordinary shares (1)

Beneficial owners
Franklin Resources, Inc. (including its affiliates) (2)
One Franklin Parkway, San Mateo, CA 94403-1906, US	61,659,322	12.3%
FMR Corp. (including its affiliates) (3)
82 Devonshire Street, Boston, MA 02109-3614, US	28,776,807	5.7%

Management
Dr James Cavanaugh (4)	386,555	*
Matthew Emmens	-	-
Angus Russell (5)	183,687	*
Dr Barry Price	31,350	*
The Hon James Grant (6)	126,295	*
Ronald Nordmann	46,996	*
David Kappler	5,000	*
Robin Buchanan	-	-
Tatjana May (7)	95,103	*
Greg Flexter (8)	143,966	*
Joseph Rus (9)	59,965	*
Richard de Souza (10)	603,639	*

William Nuerge (11)	139,787	*
All Directors and Executive Officers of the Company (15 persons) (12)	1,240,853	0.2

* Less than 1%

(1)	For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding.

(2)	Based solely on information provided to the Company by Franklin Resources, Inc. (including its affiliates) on March 1, 2005.

(3)	Based solely on information provided to the Company by FMR Corp. and Fidelity International Limited on March 1, 2005.

(4)	Dr Cavanaugh is President of Healthcare Ventures LLC, which is the management company for a number of limited partners, which had interests in the Company’s ordinary shares. On November 11, 2004 investment partnerships managed by HealthCare Ventures LLC distributed to their general and limited partners 8,666,090 ordinary shares of Shire Pharmaceuticals Group plc. 7,125,560 of these shares were purchased from time to time from 1993 to 1996. An additional 1,534,530 shares were purchased in 1998. Dr Cavanaugh received 270,277 of the shares distributed. None of the shares received by Dr. Cavanaugh in the distribution have been sold. The investment partnerships no longer have any interests in ordinary shares of the Company.

(5)	All of Mr Russell’s shares are issuable upon exercise of options.

(6)	Includes 89,885 ordinary shares issuable upon exercise of options

(7)	Includes 94,379 ordinary shares issuable upon exercise of options.

(8)	All of Mr Flexter’s ordinary shares are issuable upon exercise of options.

(9)	All of Mr Rus’s ordinary shares are issuable upon exercise of options.

(10)	All of Mr de Souza’s ordinary shares are issuable upon exercise of options.

(11)	Includes 137,941 ordinary shares issuable upon exercise of options.

(12)	Includes 733,848 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2004, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security
holders	27,343,625	$11.30	12,211,911

Equity compensation plans not approved by
security holders	-	-	-

ITEM 13: Certain relationships and related transactions

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant is a partner, for the year to December 31, 2004.

In April 2004 BioChem, a subsidiary of Shire, sold a Canadian property to NeuroChem Inc. for $7.8 million (CAN$10.5 million). Dr Bellini, a non-executive director of Biochem and, until May 10, 2003, a non-executive director of Shire and Mr Nordmann, a non-executive director of Shire are both directors of NeuroChem Inc. Dr Bellini had an indirect substantial interest in the issued share capital of Neurochem Inc. at the time of the transaction.

In April 2004, Biochem contributed cash of $3.7 million (CAN$5.0 million), equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical R&D organization, ViroChem Pharma Inc., in return for an equity interest and royalties on the sale of certain products subsequently launched by Virochem. Biochem has undertaken to invest an additional $8.3 million (CAN$10.0 million) in Virochem in two equal tranches of CAN$5.0 million in April 2005 and April 2006. Dr Bellini, a non-executive director of Biochem and, until May 10, 2003, a non-executive director of Shire, had at the time of the transaction an indirect substantial interest in a company which is a co-investor in ViroChem Pharma Inc.

ITEM 14: Principal accountant fees and services

The Audit Committee reviews the scope and results of the audit and non-audit services, including tax advisory and compliance services, provided by the Company’s Independent Registered Public Accountants, Deloitte & Touche LLP, the cost effectiveness and the independence and objectivity of the Registered Public Accountants. In recognition of the importance of maintaining the independence of the Registered Public Accountants, a process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Report.

The following table provides an analysis of the amount paid to the Company’s Principal Accountant, Deloitte & Touche LLP or its predecessor firm Deloitte and Touche; all fees having been pre-approved by the Audit Committee.

Year to December 31,	2004	2003
	$’000	$’000

Audit fees (1)	3,253	1,064
Audit-related fees (2)	2,148	1,661
Tax fees (3)	4,734	1,998
All other fees (4)	183	291

Total fees	10,318	5,014

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits and in 2004 included the audit of management’s assessment that the Company maintained effective internal control over financial reporting and the audit of the effectiveness of the Company’s internal control over financial reporting.

(2)	Audit related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.

(3)	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.

(4)	All other fees relates to assistance in CSR and executive remuneration.

Policy on Audit Committee pre-approval of audit and permissable non-audit services of Independent Registered Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Independent Registered Public Accountant. In recognition of this responsibility, the Audit Committee pre-approves all audit and permissible non-audit services provided by the Independent Registered Public Accountant.

Certain services have been pre-approved by the Audit Committee as part of its pre-approval policy, including:

  audit services, such as audit work performed in the preparation of financial statements, as well as work that generally only the Independent Registered Public Accountant can reasonably be expected to provide, including comfort letters, statutory audits and consultation regarding financial accounting and/or reporting standards;

  audit-related services, such as due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements;

  tax services, such as tax compliance services, tax advice on the tax consequences of proposed transactions and tax advice on employee remuneration strategies.

Circumstances may arise, however, when it may become necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy. In those instances, the Audit Committee requires specific pre-approval of the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. The Chairman must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10K

Index to the consolidated financial statements

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to the Consolidated Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit Description number

3.1	Amended and Restated Memorandum and Articles of Association of Shire Finance Limited.(1)
3.2	Memorandum and Articles of Association of Shire Pharmaceuticals Group plc.(2)
4.1	Deposit Agreement among Shire Pharmaceuticals Group plc, JP Morgan Chase Bank (f/k/a Morgan Guaranty Trust Company of New York) and Holders from time to time of Shire ADSs.(2)
4.2	Form of Ordinary Share Certificate.(2)
4.3	Form of ADR certificate (included within Exhibit 4.1).(2)
4.4	Indenture dated August 21, 2001 by and among Shire Finance Limited, Shire Pharmaceuticals Group plc and The Bank of New York, as Trustee.(1)
4.5	Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.4).(1)
4.6	Registration Rights Agreement dated August 21, 2001, between Shire Finance Limited, Shire
Pharmaceuticals Group plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers.(1)
4.8	Form of Shire Pharmaceuticals Group plc Guarantee.(1)
4.9	Form of Plan of Arrangement including Exchangeable provisions.(3)
9	Form of Voting and Exchange Trust Agreement.(3)
9.1	Form of Exchangeable Share Support Agreement.(3)
10.1	BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended.(4)
10.2	BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (4)
10.3	BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors. (4)
10.4	SHL Scheme.(2)
10.5	Executive Scheme 1996.(2)
10.6	Executive Scheme 2000.(6)
10.7	Sharesave Scheme.(2)
10.8	Employee Stock Purchase Plan.(2)
10.9	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo

Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(5)
10.10	Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc. (f/k/a BioChem Pharma Inc.). (5)
10.11	Service Agreement between Shire Pharmaceuticals Group plc and Mr Angus Russell, dated March 10, 2004.(7)
10.12	Service Agreement between Shire Pharmaceuticals Group plc and Dr Wilson Totten, dated March 10, 2004.(7)
10.13	Form of Amended and Restated Service Agreement between Shire Pharmaceuticals Group plc and Mr Matthew Emmens, to be dated as of March 12, 2004.(7)
10.14	The Shire Pharmaceuticals 2003 Deferred Bonus Plan Rules adopted by the Company on June 12, 2003.(7)
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-3 (No. 333-72862).
(2)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form F-1 (No. 333-8394).
(3)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-4 (No. 333-55696).
(4)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-60952).
(5)	Incorporated by reference to the exhibits to BioChem’s Form 20-F filed on June 9, 2000.
(6)	Incorporated by reference to the exhibits to Shire’s Form 10-K filed on March 31, 2003.
(7)	Incorporated by reference to the exhibits to Shire’s Form 10-K filed on March 12, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire Pharmaceuticals Group plc, Basingstoke, England

We have audited the accompanying consolidated balance sheets of Shire Pharmaceuticals Group plc and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period to December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Reading, England
March 15, 2005

CONSOLIDATED BALANCE SHEETS (In thousands of US dollars, except share data)

	Notes		Restated
		December 31, 2004	December 31, 2003
		$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		1,111,477	1,063,362
Restricted cash		21,627	46,474
Short-term investments	9	324,411	304,129
Accounts receivable, net	6	222,546	194,583
Inventories	7	41,230	43,128
Deferred tax asset	26	70,387	64,532
Prepaid expenses and other current assets	8	137,271	53,814

Current assets from continuing operations		1,928,949	1,770,022
Current assets from discontinued operations	3	-	24,096

Total current assets		1,928,949	1,794,118

Investments	10	63,267	72,975
Property, plant and equipment, net	11	131,351	94,495
Goodwill	12	235,396	221,231
Other intangible assets, net	12	309,297	307,882
Deferred tax asset	26	7,724	-

Other non-current assets	13	38,895	22,420

Long-term assets from continuing operations		785,930	719,003
Long-term assets from discontinued operations	3	-	72,070

Total assets		2,714,879	2,585,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current instalments of long-term debt	17	-	290
Accounts payable and accrued expenses	14	311,231	205,779
Loan facility	16	43,162	-
Other current liabilities	15	77,558	37,127

Total current liabilities from continuing operations		431,951	243,196
Current liabilities from discontinued operations	3	-	10,479

Total current liabilities		431,951	253,675
Long-term debt, excluding current instalments	17	116	376,017
Deferred tax liability	26	-	1,400
Other non-current liabilities	18	32,159	30,194

Long-term liabilities from continuing operations		32,275	407,611
Long-term liabilities from discontinued operations	3	-	779

Total liabilities		464,226	662,065

CONSOLIDATED BALANCE SHEETS (continued) (In thousands of US dollars, except share data)

		Restated
	December 31, 2004	December 31, 2003
	$’000	$’000

Shareholders’ equity:
Common stock of 5p par value; 800,000,000 shares authorized; and 484,916,034 shares issued and outstanding (2003: 477,894,726)	40,064	39,521

Exchangeable shares: 4,226,476 shares issued and outstanding (2003: 5,839,559)	195,830	270,667
Treasury stock	(264)	-
Additional paid-in capital	1,072,407	983,356
Accumulated other comprehensive income	131,939	79,007
Retained earnings	810,677	550,575

Total shareholders’ equity	2,250,653	1,923,126

Total liabilities and shareholders’ equity	2,714,879	2,585,191

The balance sheet for December 31, 2003 has been restated to reflect the disposal of the vaccines business that has been accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of US dollars, except share and per share data)

			Restated	Restated
Year to December 31,	Notes	2004	2003	2002
		$’000	$’000	$’000

Revenues:
Product sales		1,112,457	1,004,307	845,340
Royalties		230,364	203,573	174,812
Licensing and development		13,479	3,677	3,064
Other revenues		6,907	13	34

Total revenues		1,363,207	1,211,570	1,023,250

Costs and expenses:
Cost of product sales		141,909	143,160	120,435
Research and development		196,265	187,677	173,380
Selling, general and administrative		516,645	409,717	361,699
Intangible asset impairment	12	13,477	27,489	18,777
Reorganization costs	3	48,469	23,940	-

Total operating expenses		916,765	791,983	674,291

Operating income		446,442	419,587	348,959
Interest income		21,901	16,856	19,536
Interest expense		(12,294)	(9,451)	(9,169)
Other income/(expense), net	24	3,845	(20,645)	(12,499)

Total other income/(expense), net		13,452	(13,240)	(2,132)

Income from continuing operations before income
taxes, equity in earnings/(losses) of equity method
investees and discontinued operations		459,894	406,347	346,827
Income taxes	26	(129,103)	(107,353)	(88,350)
Equity in earnings/(losses) of equity method investees	27	2,508	(1,057)	1,668

Income from continuing operations		333,299	297,937	260,145
Loss from discontinued operations (net of income tax
expense of $nil, $nil and $3,588 respectively)	3, 5	(20,135)	(21,886)	(11,659)
(Loss)/gain on disposition of discontinued operations
(net of income tax expense of $nil, nil and $1,224
respectively)	3, 5	(44,157)	-	2,083

Net income		269,007	276,051	250,569

The results for the years to December 31, 2003 and 2002 have been restated to reflect the disposal of the vaccines business in 2004. The results for the year to December 31, 2002 reflect the disposal of the Over-the-Counter (OTC) business in 2002, that was accounted for as a discontinued operation.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (In thousands of US dollars, except share and per share data)

				Restated		Restated
Year to December 31,	Notes	2004		2003		2002

		$’000		$’000		$’000
Earnings per share – basic	22
Income from continuing operations		67.2	c	59.8	c	51.9	c
Loss from discontinued operations		(4.1	c)	(4.4	c)	(2.3	c)
(Loss)/gain on disposal of discontinued operations		(8.9	c)	-		0.4	c

		54.2	c	55.4	c	50.0	c

Earnings per share – diluted	22
Income from continuing operations		65.9	c	58.4	c	50.8	c
Loss from discontinued operations		(4.0	c)	(4.2	c)	(2.2	c)

(Loss)/gain on disposal of discontinued operations		(8.6	c)	-		0.4	c

		53.3	c	54.2	c	49.0	c

Weighted average number of shares:
Basic		496,306,604		498,212,826		500,687,594
Diluted		511,267,432		518,967,395		522,418,246

The results for the years to December 31, 2003 and 2002 have been restated to reflect the disposal of the vaccines business in 2004. The results for the year to December 31, 2002 reflect the disposal of the OTC business in 2002, that was accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (In thousands of US dollars except share data)

	Common stock	Common stock number shares	Exchange- able shares	Exchange- able shares number shares	Treasury stock	Additional paid-in capital	Accumu- lated other compre- hensive income/ (losses)	Retained earnings	Total share- holders’ equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000	$’000

As of December 31, 2001	39,861	481,817	277,386	5,979	-	1,014,796	(93,009)	23,955	1,262,989
Net income	-	-	-	-	-	-	-	250,569	250,569
Foreign currency
translation	-	-	-	-	-	-	50,314	-	50,314
Issue of common
stock for conversion of
loan note	21	268	-	-	-	1,479	-	-	1,500
Exchange of
exchangeable shares	22	315	(4,863)	(105)	-	4,841	-	-	-
Options exercised	147	1,944	-	-	-	5,861	-	-	6,008
Stock option
compensation	-	-	-	-	-	(166)	-	-	(166)
Tax benefit associated
with exercise of stock
options	-	-	-	-	-	688	-	-	688
Unrealized holding
gain on available-for-
sale investments	-	-	-	-	-	-	1,264	-	1,264

As of December 31, 2002	40,051	484,344	272,523	5,874	-	1,027,499	(41,431)	274,524	1,573,166

Net income	-	-	-	-	-	-	-	276,051	276,051
Foreign currency
translation	-	-	-	-	-	-	114,116	-	114,116
Redemption of common
stock	(625)	(7,593)	-	-	-	(51,767)	-	-	(52,392)
Exchange of
exchangeable shares	8	104	(1,856)	(34)	-	1,848	-	-	-
Options exercised	87	1,040	-	-	-	5,108	-	-	5,195
Stock option
compensation and
warrants	-	-	-	-	-	(24)	-	-	(24)
Tax benefit associated
with exercise of stock
options	-	-	-	-	-	692	-	-	692

Unrealized holding gain
on available-for-sale
investments	-	-	-	-	-	-	6,322	-	6,322

As of December 31, 2003	39,521	477,895	270,667	5,840	-	983,356	79,007	550,575	1,923,126

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued) (In thousands of US dollars except share data)

	Common stock	Common stock number shares	Exchange- able shares	Exchange- able shares number shares	Treasury stock	Additional paid-in capital	Accumu- lated other compre- hensive income	Retained earnings	Total share- holders’ equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000	$’000

As of December
31, 2003	39,521	477,895	270,667	5,840	-	983,356	79,007	550,575	1,923,126
Net income	-	-	-	-	-	-	-	269,007	269,007

Foreign currency
translation	-	-	-	-	-	-	46,801	-	46,801

Exchange of
exchangeable
shares	344	4,839	(74,837)	(1,614)	-	74,493	-	-	-

Options exercised	191	2,098	-	-	-	13,225	-	-	13,416
Stock option
compensation and
warrants	-	-	-	-	-	216	-	-	216

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	354	-	-	354

New shares issued	8	84	-	-	-	763	-	-	771

Treasury stock
(51,286 shares)	-	-	-	-	(264)	-	-	-	(264)

Unrealized holding
gain on available-
for-sale securities	-	-	-	-	-	-	27,011	-	27,011

Realized gain on
available-for-sale
securities	-	-	-	-	-	-	(20,880)	-	(20,880)

Dividends	-	-	-	-	-	-	-	(8,905)	(8,905)

As of December
31, 2004	40,064	484,916	195,830	4,226	(264)	1,072,407	131,939	810,677	2,250,653

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands of US dollars)

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

Net income	269,007	276,051	250,569
Other comprehensive income:
Foreign currency translation	46,801	114,116	50,314
Unrealized holding gains on available-for-sale securities	27,011	6,322	1,264
Realized gain on available-for-sale securities	(20,880)	-	-

Comprehensive income	321,939	396,489	302,147

The components of accumulated other comprehensive income as of December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003
	$’000	$’000
Foreign currency translation	118,222	71,421
Unrealized holding gains on available-for-sale securities	13,717	7,586

Accumulated other comprehensive income	131,939	79,007

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)

		Restated	Restated
Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	333,299	297,937	260,145
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization:	61,253	38,192	33,093
Increase/(decrease) in provision for sales	50,746	20,357	(3,436)
reductions
Stock option compensation	216	(24)	(166)
Movement in deferred taxes	(14,979)	(22,193)	(9,904)
Equity in (earnings)/losses of equity method	(2,508)	1,057	(1,668)
investees
Investments	(552)	15,616	7,686
Movements in long term assets	14,601	44,035	20,153
Other	-	1,468	-
Changes in operating assets and liabilities, net of
acquisitions:
(Increase)/decrease in accounts receivable	(28,066)	(45,408)	70,588
Decrease/(increase) in inventory	2,185	6,261	(3,924)
Decrease/(increase) in prepayments and other	2,509	(11,765)	11,666
current assets
Increase in property plant and equipment held for	-	12,470	-
sale
Decrease in other assets	13,520	291	3,618
Increase/(decrease) in accounts and notes	76,793	(890)	(14,635)
payable and other liabilities
Increase/(decrease) in deferred revenue	6,151	19,372	(11,394)
Dividends received from investments	5,493	2,289	-

Net cash provided by operating activities	520,661	379,065	361,822

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands of US dollars)

		Restated	Restated
Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase)/decrease in short-term investments	(20,282)	11,997	407,653
Movements in restricted cash	24,847	5,531	(52,005)
Loans made to IDB	(56,838)	-	-
Purchase of subsidiary undertakings	-	-	(17,300)
Purchase of long-term investments	(6,124)	(5,643)	(5,933)
Purchase of property, plant and equipment	(57,603)	(44,681)	(18,881)
Purchase of intangible assets	(30,209)	(47,049)	(24,032)
Proceeds from sale of a business	34,912	-	71,000
Proceeds from sale of long-term investments	26,733	1,000	4,108
Proceeds from sale of property, plant and equipment	3,527	1,262	721
Proceeds from sale of intangible assets	3,701	-	-
Proceeds from sale of assets held for sale	11,289	-	-

Net cash (used in)/provided by investing activities	(66,047)	(77,583)	365,331

CASH FLOWS FROM FINANCING ACTVITIES:
Redemption of 2% convertible loan notes	(370,109)	(29,775)	-
Repayment of long-term debt, capital leases and notes	(6,079)	(231)	172
Proceeds from issue of common stock, net	771	-	-
Proceeds from exercise of options	13,416	5,195	6,008
Tax benefit of stock option compensation, charged directly to equity	354	692	688
Payments for redemption of common stock	(264)	(52,392)	-
Payment of dividend	(8,905)	-	-

Net cash (used in)/provided by financing activities	(370,816)	(76,511)	6,868

Effect of foreign exchange rate changes on cash and cash
equivalents from continuing operations	7,567	25,133	6,957

Net increase in cash and cash equivalents	91,365	250,104	740,978
Cash flows used in discontinued operations	(43,250)	(31,883)	(13,689)

Net increase in cash and cash equivalents	48,115	218,221	727,289
Cash and cash equivalents at beginning of period	1,063,362	845,141	117,852

Cash and cash equivalents at end of period	1,111,477	1,063,362	845,141

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands of US dollars)

Supplemental information associated with continuing operations:

		Restated	Restated
Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

Interest paid	4,849	7,716	8,101
Income taxes paid	123,510	118,527	101,779

Non cash activities:
Proceeds from sale of a business:
4,931,864 shares of IDB	60,000	-	-
Escrow funds	30,000	-	-
Common stock issued on conversion of zero-coupon note	-	-	1,500
Capital leases assumed on acquisition of subsidiaries	-	-	6,266

The results for the years to December 31, 2003 and 2002 have been restated to reflect the disposal of the vaccines business in 2004. The results for the year to December 31, 2002 reflect the disposal of the OTC business in 2002, that was accounted for as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US dollars, except where indicated)

1. Description of operations

General

Shire Pharmaceuticals Group plc and its subsidiaries (collectively referred to as “Shire” or the “Company”) is a global pharmaceutical company with a strategic focus on meeting the needs of the specialist physician. The Company has a particular interest in innovative therapies that are prescribed by specialist doctors as opposed to primary care physicians. The Company is focused on the development of late stage projects and marketing products in the areas of central nervous system (CNS), gastrointestinal (GI) and general products (GP).

Geographically, the Company has operations in the world’s key pharmaceutical markets, namely North America and Europe. The Company’s business is organized across four operating segments: US, International (covering territories outside of the US), Research & Development (R&D) and Corporate. Revenues are derived primarily from three sources: sales of the Company’s own products, royalties (where Shire has out-licensed products to third parties) and licensing and development fees.

Strategic review and reorganization

In 2003, the Company conducted a detailed strategic review resulting in revised strategic priorities, namely that the Company will:

  search, develop and market but not invent;

  seek to acquire products with substantive patent protection rather than just three years Hatch-Waxman exclusivity;

  focus its in-licensing and merger and acquisition efforts on the US market and obtain European rights whenever possible.

As part of this process, Shire refocused its R&D efforts and technology to concentrate on areas where it had a commercial presence and to create the flexibility to add new therapeutic areas based on product acquisition opportunities. This approach aimed to deliver the combined benefit of increased returns and lower risks.

In connection with the refocused R&D efforts, the Company decided to exit from early stage therapeutic research (Lead Optimization) in 2003, to dispose of certain facilities in Canada (see Note 3) and announced the planned disposal of the vaccines business.

During 2004, the Company announced that it would continue to focus on its new business strategy, including taking the following actions:

  a North American site consolidation decreasing the number of operational sites from 14 to 6 in 2004 and the opening of a new US headquarters in Wayne, Pennsylvania;

  the disposal of the Company’s vaccines business to ID Biomedical Corporation (IDB), a Canadian biotechnology company, which was completed in the third quarter of 2004 (see Note 3); and

  the out-licensing of non-core projects including the acute myelogenous leukemia treatment TROXATYL (toxacitabine) to Structural GenomiX Inc. during the third quarter of 2004 and SPD754 for the treatment of HIV to Avexa Limited in January 2005.

These changes have had implications for both Shire’s organizational structure and operating sites. The Company has a new global management structure aimed at close interaction between development, marketing and sales, and new people in key positions reporting directly to the Chief Executive Officer.

The Company expects to complete the North American site consolidation in 2005. To date the Company has recorded $48.5 million of costs associated with this site consolidation. Substantial progress has been made and the Company anticipates completing the remaining actions in 2005. Remaining costs associated with the reorganization are estimated to be approximately $12 million (see Note 3).

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

Markets

The Company’s principal sources of revenue from its primary markets include:

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

  in the UK and the Republic of Ireland, the CALCICHEW range, used primarily as adjuncts in the treatment of osteoporosis, and REMINYL, which was co-promoted with Janssen-Cilag until May 3, 2004. On May 3, 2004, the Company acquired from Janssen-Cilag the exclusive commercialization rights to REMINYL in the UK and Ireland;

  in Canada, 3TC and COMBIVIR for the treatment of HIV/AIDS, HEPTOVIR for the treatment of hepatitis (all marketed in partnership with GSK) and AGRYLIN for the treatment of elevated blood platelets; and

  in the Rest of the World, royalties on the sales of ZEFFIX for the treatment of Hepatitis B, marketed by GSK, and royalties on sales of REMINYL, marketed by Janssen.

In addition to the above, the Company has a number of products that have been recently approved and projects that are currently in registration or late stage development. These include:

Recently approved

  PENTASA for the treatment of ulcerative colitis. On July 8, 2004 the Shire received FDA approval to market the 500mg dosage strength of PENTASA in the US;

  ADDERALL XR for the treatment of adults with ADHD. On August 12, 2004, the FDA approved a once-daily treatment for adults with ADHD;

  FOSRENOL for the treatment of high blood phosphate levels associated with end-stage renal disease. On October 26, 2004 Shire received FDA approval to market FOSRENOL in 250mg and 500mg dosage strength in the US. Approval was also gained in Sweden on March 19, 2004, and further regulatory approvals have been sought in a number of other EU Member States pursuant to the Mutual Recognition Process. Following pricing and reimbursement discussions with individual countries, the launch of FOSRENOL in Europe will be phased during 2005;

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

  XAGRID (trade name for AGRYLIN in EU) for the treatment of elevated blood platelets. EU approval was received in November 2004; launch commenced in January 2005 and will be phased through certain countries in Europe in 2005; and

  EQUETRO (previously called SPD417 and BIPOTROL) for bipolar disorder. FDA approval was granted in December 2004.

Registration

  MTS/METHYPATCH, a transdermal delivery system for the once daily treatment of ADHD. In April 2003 Shire received a “not approvable” letter from the FDA. A program has been agreed with the FDA to address issues raised in this letter and this work is currently ongoing; and

  ADDERALL XR adolescent. In September 2004 a supplemental new drug application for the use of ADDERALL XR in the adolescent population was submitted to the FDA. It is anticipated that a response to this submission will be received during the second half of 2005.

Late stage development

  SPD503 (guanfacine) for ADHD, which is in Phase III clinical trials;

  SPD476 for ulcerative colitis, which is in Phase III clinical trials;

  SPD465 for ADHD, which is in Phase II clinical trials;

  SPD480, which is a 5-ASA based product formulated in a single dose, 2g and 4g, foam for rectal delivery in the treatment of ulcerative colitis. Rights to key global markets were licensed from Giuliani SpA in October 2002. This product will provide an alternative treatment for distal/rectal ulcerative colitis and has reached Phase II development; and

  NRP 104 for ADHD which is in Phase III clinical trials.

2. Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire and all of its subsidiary undertakings after elimination of intercompany accounts and transactions.

(b) Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, valuation of intangible assets and fixed asset investments, contingent liabilities and the valuation of tax assets and liabilities.

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

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales

Revenue for the sales of products is recognized upon shipment to customers or at the time of delivery depending on the terms of sale. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The Company monitors and tracks the amount of rebates, product returns and discounts to customers based on historical experience to estimate the amount of reduction to revenue.

(ii) Licensing and development fees

Licensing and development fees represent revenues derived from product out-licensing agreements and from contract R&D agreements.

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

Revenue from contract R&D agreements is recognized as the services are performed.

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

(iv) Milestones

During the term of certain R&D agreements and licensing agreements, the Company receives non-refundable milestones as certain technical targets are achieved. Revenues are recognized on achievement of such milestones.

The Company also receives non-refundable clinical milestones when certain targets are achieved during the clinical phases of development, such as the submission of clinical data to a regulatory authority. These clinical milestones are recognized when receivable (i.e. on completion of the relevant phase). If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be paid.

(d) Cost of product sales

Cost of sales includes both the cost of purchasing finished product for sale, together with the cost of raw materials and manufacturing for those products that are manufactured by Shire. Royalties that are payable on those products that Shire does not own the rights to are also included in cost of sales.

(e) R&D

R&D expenditures include funded and unfunded expenditures and are charged to operations in the period in which the expense is incurred.

(f) Leased assets

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

(g) Finance costs of debt

Finance costs of debt are recorded as a deferred asset and then amortized to the statement of operations over the term of the debt, using the effective interest rate method. Deferred financing costs relating to debt extinguishments are written off and reflected in interest expense in the consolidated statements of operations.

(h) Income taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(i) Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is based upon net income available to ordinary shareholders divided by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon adjusted net income available to ordinary shareholders divided by the weighted-average number of ordinary share equivalents outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(j) Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $47.6 million, $40.7 million, and $45.6 million for the years to December 31, 2004, 2003 and 2002 respectively.

(k) Foreign currency

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

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years to December 31, 2004, 2003, and 2002, amounted to a $2.5 million loss, $6.7 million loss and $0.3 million loss, respectively.

(l) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and its related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s ordinary shares at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire’s ordinary shares at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by SFAS No. 123, “Accounting for Stock Based on Compensation” (SFAS No. 123), the Company has included in these financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

As of December 31, 2004, the Company had six stock-based employee compensation plans, which are described more fully in Note 28.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year to December 31,	2004		2003		2002
	$’000		$’000		$’000

Net income, as reported	269,007		276,051		250,569

Add:
Stock-based employee compensation charge/(credit) included in
reported net income, net of related tax effects	216		(24)		(166)

Deduct:
Total stock-based employee compensation expense determined
under fair value based method for all awards	(32,966)		(31,956)		(24,084)

Pro forma net income	236,257		244,071		226,319

Year to December 31,	2004		2003		2002

Earnings per share
As reported – basic	54.2	c	55.4	c	50.0	c
As reported – diluted	53.3	c	54.2	c	49.0	c
Pro forma – basic	47.6	c	49.0	c	45.2	c
Pro forma – diluted	46.9	c	48.0	c	44.4	c

The fair value of stock options used to compute pro forma net income and per share disclosures represents the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year to December 31,	2004	2003	2002

Risk-free interest rate	2.46-4.19%	1.89 - 3.40%	1.90 - 5.33%
Expected dividend yield	0% ; 0.6%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	48.8%	60.0%	55.2%

(m) Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(n) Short-term investments

Short-term investments consist of commercial paper and institutional and managed cash funds. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as of December 31, 2004 as available-for-sale.

Institutional and managed cash funds are short-term money market instruments, including bank and building society term deposits and other debt securities from a variety of companies with strong credit ratings.

(o) Inventories

Inventories are stated at the lower of cost (including manufacturing overheads, where appropriate) or net realizable value. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transport. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal.

(p) Investments

The Company has certain investments in pharmaceutical and biotechnology companies.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet as Investments – Equity method investments and its share of the investees’ earnings or losses together with other-than-temporary impairments in value as Equity in (losses)/earnings of equity method investees in the consolidated statement of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net (see Note 24). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(q) Goodwill and other intangible assets

(i) Goodwill

In a business combination, goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.

Goodwill and other intangibles with indefinite lives are not amortized to operations, but instead are reviewed for impairment, at least annually or when there is an indicator of impairment. The Company has no intangible assets with indefinite useful lives, other than goodwill.

The Company has determined that there are no impairment losses for any of the reporting periods covered by these financial statements.

(ii) Other intangible assets

Other intangible assets, which comprise intellectual property including trademarks for products with a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval), are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 23 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process, is written off to operations on acquisition.

The following factors are considered in estimating useful lives. Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

  expected use of the asset;

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

(r) Property, plant and equipment

Property, plant and equipment is shown at cost, less accumulated depreciation and any impairment. The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write-off the cost less estimated residual value of each asset over its estimated useful life as follows:

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

(s) Valuation and impairment of long-lived assets other than goodwill and investments

The Company evaluates the carrying value of long-lived assets other than goodwill and investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment is indicated, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

(t) Assets held for sale

An asset is classified as held for sale when, amongst other things, the Company has committed to a plan of disposition, the asset is available for immediate sale, and the plan is not expected to change significantly.

(u) Sales deductions

(i) Rebates

Rebates primarily consist of statutory rebates to state Medicaid agencies and contractual rebates with health-maintenance organizations (HMOs). These rebates are based on price differentials between a base price and the selling price. As a result, rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Provisions for rebates are recorded as reductions to revenue in the same period as the related sales, with estimates of future utilization derived from historical trends.

(ii) Returns

The Company estimates the proportion of recorded revenue that will result in a return, based on historical trends and when applicable, specific factors affecting certain products at the balance sheet date. The accrual is recorded as a reduction to revenue in the same period as the related sales are recorded.

(iii) Coupons

The Company uses coupons as a form of sales incentive. An accrual is established based on the Company's expectation of the level of coupon redemption, using historical trends. The accrual is recorded as a reduction to revenue in the same period as the related sales are recorded.

(iv) Discounts

The Company offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as reductions to revenue and accounts receivable in the same period that the related sale is recorded.

(v) Wholesaler chargebacks

The Company has contractual agreements with third parties to supply certain products at predetermined prices. Wholesalers acting as intermediaries in these transactions are reimbursed by Shire, if this price is less than the price paid by the Wholesaler to Shire. Provisions for wholesaler chargebacks based on historical trends are recorded as reductions to revenue in the same period as the related sales are recorded.

(v) Shareholders’ equity

Common stock

The authorized common stock of Shire as of December 31, 2004 was 799,999,965 ordinary shares and 17,500,000 special ordinary voting shares. The special ordinary voting shares are entitled to dividend and other rights that are economically equivalent to those of the ordinary shares.

Dividends

Under English law, Shire can pay dividends only out of its distributable profits, defined as the accumulated realized profits under UK generally accepted accounting principles, of the parent company Shire Pharmaceuticals Group plc (and not the consolidated group), so far as not previously utilized by distribution or capitalization, less accumulated realized and unrealized losses, so far as not previously written off in a reduction or reorganization of capital duly made. The Company can make a distribution only if the distribution does not reduce net assets below the aggregate of the called up share capital and undistributable reserves. Any payment of dividends is at the discretion of the Board of Directors and will be made in Pounds Sterling to Ordinary Shareholders, US Dollars to ADS holders and Canadian Dollars to Exchangeable Shareholders. At December 31, 2004, Shire’s distributable profits were £86.4 million ($165.9 million).

Treasury stock

The Company records the purchase of its own shares as a reduction of shareholders’ equity based on the price paid for the shares.

(w) Concentration of risk

Revenues are mainly derived in the US (69% of total revenues) from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Significant customers are disclosed in Note 23. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

Excess cash is invested in bank and building society term deposits and commercial paper from a variety of companies with strong credit ratings. These investments typically bear minimal credit risk.

A significant proportion of revenue is derived from sales of ADDERALL XR and royalties received on 3TC. During 2004, revenues from these products were $606.7 million and $155.8 million, representing 45% and 11% of total revenues respectively. As a result, factors affecting the sale or production of ADDERALL XR or 3TC would have a material adverse effect on the Company’s financial condition and results of operation.

(x) Non-monetary transactions

The Company enters into certain non-monetary transactions that involve either the granting of a license over the Company’s patents or the disposal of an asset or group of assets in exchange for a non–monetary asset, usually equity. The Company accounts for these transactions at fair value where the Company is able to determine the fair value within reasonable limits. To the extent that the Company concludes that it is unable to determine the fair value of a transaction, that transaction is accounted for at the recorded amounts of the assets. Management is required to exercise its judgment in determining whether or not the fair value of the asset received or that given up can be determined. In doing so, management considers, amongst other things, previous license agreements over similar intellectual property rights where there is monetary consideration. The Company has a limited number of comparable historical license agreements. Management has determined that for all non-monetary transactions recorded to date the fair value of the consideration is not determinable; consequently, such transactions have been recognized at recorded value. In the future, as Shire engages in further transactions, there may be a fair value assigned to similar transactions resulting in a different accounting treatment.

(y) Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation. In addition the 2002 and 2003 financial statements have been restated to reflect the disposal of the vaccines business, which has been treated as a discontinued operation.

(z) New accounting pronouncements

(i) Adopted in the current year

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

Prior to the adoption of FIN 46R, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46R applied immediately to VIEs created after January 31, 2003, however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46R prior to the deferred effective date was permitted. The adoption of FIN 46R did not have a material impact on the Company.

(ii) To be adopted in future periods

EITF 03-01

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of FAS No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g., investments in private companies). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for investments in private companies and, if applicable, other information related specifically to investments in private companies, such as the aggregate carrying amount of investments in private companies, the aggregate amount of investments in private companies that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of an investment in a private company is not estimated. The disclosures relating to investments in private companies should not be aggregated with other types of investments. The effective date for the prospective application of EITF 03-01 impairment model to all current and future investments has been delayed by FASB Staff Position EITF 03-01-1. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004, therefore December 31, 2004 in the case of the Company.

FAS 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No.123R replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from July 1, 2005. SFAS No. 123R permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The requirements of the modified-retrospective method are as above, with the exception that companies are permitted to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 2 above show the impact of the Company adopting SFAS No. 123R in prior periods. The Company has yet to determine which method of transition will be adopted or the adoption date.

(aa) Statutory accounts

The consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period to December 31, 2004 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with generally accepted accounting principles in the United Kingdom for the years to December 31, 2003 and 2002, have been delivered to the Registrar of Companies for England and Wales. The auditors’ report on those accounts was unqualified.

3. Reorganizations

Actions commenced in 2004

(i) North American site consolidation

As previously disclosed, Shire began a consolidation of its North American sites in 2004, decreasing the number of sites from 14 to 6 and opening a new US headquarters office in Wayne, Pennsylvania. The Company recorded costs of $48.5 million in 2004 and estimates further costs of approximately $12 million in 2005. The site consolidation is expected to be complete by the end of 2005.

The primary costs associated with the site consolidation include:

  severance costs relating to 138 employees;

  retention payments to key employees;

  relocation costs relating to 85 employees who were moved to Wayne, Pennsylvania;

  costs of duplicate facilities (including lease exit costs); and

  other incremental costs associated with the site closures, such as legal, consultancy, the write down of property, plant and equipment and information technology costs.

As of December 31, 2004, 107 employees had left the Company. The cost of the employee severance is being ratably recognized over the period from the communication date to the termination date. In addition, all 85 employees had relocated. The cost of relocation is being recorded as it is incurred.

The following table presents the cost of the reorganization recorded to date and the total estimated costs of the reorganization. After the plan is finalized and actions are completed, the Company will continue to update its reorganization accruals based on changes in estimates.

	Total costs incurred to December 31, 2004	Total estimated costs of reorganization
	$m	$m

Employee severance	20.0	22
Relocation costs	13.8	14
Write-off of property, plant and equipment	1.2	1
Consultancy costs	2.9	3
Duplicate facilities	5.1	15.5
Information technology costs	2.1	2
Other costs	3.4	3

	48.5	60.5

The charges have been reflected within reorganization costs in the statement of operations and within the reporting segments as follows:

	US	International	Corporate	R&D	Total
	$m	$m	$m	$m	$m

Employee severance	7.2	5.1	2.0	5.7	20.0
Relocation costs	9.8	-	-	4.0	13.8
Write-off of property, plant and equipment	-	-	-	1.2	1.2
Consultancy costs	1.7	-	1.2	-	2.9
Duplicate facilities	2.6	-	-	2.5	5.1
Information technology costs	0.3	-	1.8	-	2.1
Other costs	2.4	-	1.0	-	3.4

	24.0	5.1	6.0	13.4	48.5

As noted above, certain of the costs associated with the reorganization will be paid in subsequent periods. The following provides a reconciliation of the liability to date:

	Opening liability	Costs recorded in year to December 31, 2004	Utilization in year to December 31, 2004	Closing liability
	$m	$m	$m	$m

Employee severance	-	20.0	(18.3)	1.7
Relocation costs	-	13.8	(13.8)	-
Write-off of property, plant and equipment	-	1.2	(1.2)	-
Consultancy costs	-	2.9	(2.9)	-
Duplicate facilities	-	5.1	(2.6)	2.5
Information technology costs	-	2.1	(2.1)	-
Other costs	-	3.4	(3.4)	-

	-	48.5	(44.3)	4.2

The employee severance costs will be paid in 2005. The duplicate facilities will be paid over the remaining life of the lease which is due to terminate in 2009.

(ii) Disposal of the vaccines business

On September 9, 2004 the Company completed its disposal of the vaccines business to IDB.

The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of closing and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. Each subscription receipt entitled Shire to acquire, at any time during the period from January 10, 2005 to July 9, 2006, for no additional consideration, one fully paid common share of IDB. Prior to January 10, 2005, if IDB were to raise up to $60 million from equity related issuances then they were required to repurchase the subscription receipts from Shire for $60 million in cash. On December 21, 2004, IDB gave notification that it intended to complete a convertible debt issuance on January 7, 2005 and subsequently repurchased the subscription receipts from Shire on January 7, 2005. In addition to the $120 million consideration, IDB was required to reimburse Shire in full for the net cost of operating the vaccines business from June 30, 2004 through consummation of the sale.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility will be segregated into two components:

(i) drawings for injectable flu development of up to $30 million. Such drawings under the loan facility will be repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the $30 million drawing, to be made between 2007 and 2017; and

(ii) drawings for pipeline development from the balance of the $100 million loan facility of up to $70 million. Such drawings will be repayable out of income generated by IDB on future pipeline products and will have no fixed repayment schedule.

The combined drawings of the two components of the loan facility cannot exceed $100 million. As of December 31, 2004, IDB had drawn down $56.8 million, $30.0 million for injectable flu development and $26.8 million for pipeline development.

The transaction gave rise to an overall loss on disposition of the vaccines business of $44 million, which comprises a gain on disposal of net assets of $26 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision is made on the basis that loan repayments based solely on the future sales of pipeline products in development provide no certainty of recovery.

The historical consolidated financial statements have been restated to reflect the vaccines business as a discontinued operation for all periods presented. The results of the discontinued operation have been removed from all periods on a line-by-line basis from product sales revenue to income from continuing operations. The net loss from the discontinued operation, together with the loss on disposal, are shown as separate line items.

Operating results of the discontinued operations are summarized below.

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

Revenues:
Product sales	3,626	25,531	14,048

Total revenues	3,626	25,531	14,048

Costs and expenses:
Cost of product sales	8,304	19,954	13,247
Research and development	9,222	20,879	15,799
Selling, general and administrative	5,614	9,671	6,923

Total operating expenses	23,140	50,504	35,969

Operating loss	(19,514)	(24,973)	(21,921)
Other (expense)/income, net	(621)	3,087	4,154

Loss from discontinued operations	(20,135)	(21,886)	(17,767	) [1]
Loss on disposition	(44,157)	-	-

	(64,292)	(21,886)	(17,767)

1The loss from discontinued operations for the year to December 31, 2002 of $11.7 million comprises a loss from the vaccines business of $17.8 million and a gain from the Over the Counter (OTC) business of $6.1 million.

The operating results of the vaccines business represented the entire Biologics segment as well as certain parts of the International and R&D segments.

As a result of the disposal of the vaccines business, the Biologics segment is no longer an operating segment of the Company and the International and R&D segments have been restated accordingly.

The assets and liabilities of the discontinued vaccines operation are summarized below.

December 31, 2003
$’000

Current assets:
Cash and cash equivalents	245
Accounts receivable, net	21,107
Inventories, net	2,130
Prepaid expenses and other current assets	614

Total current assets	24,096

Long term assets:
Investments	178
Property, plant and equipment, net	66,730
Goodwill, net	4,629
Other non-current assets	533

Total long term assets	72,070

Total assets	96,166

Current liabilities:
Current installments of long-term debt	764
Accounts payable and accrued expenses	9,715

Total current liabilities	10,479

Long-term debt, excluding current installments	764
Other long-term liabilities	15

Total long-term liabilities	779

Total assets less total liabilities	84,908

At December 31, 2004 the assets and liabilities of the discontinued vaccines operation were $nil.

Actions commenced in 2003

(i) Closure of Lead Optimization

The closure of Lead Optimization resulted in:

  the severance of 134 employees. As of December 2004, all employees had left the Company;

  a $6.0 million write-off of tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for R&D and had no alternative use; and

  the cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs associated with these actions have been reflected in reorganization costs in the statement of operations in the year to December 31, 2003 and within the reporting segments as follows:

	Allocation between segments
	R&D	International
	$’000	$’000

Employee severance	6,425	-
Write-off of tangible fixed assets	-	6,026
Other costs	800	-

	7,225	6,026

The following provides a roll-forward of the liability to December 31, 2004:

	Opening liability	Costs recorded in year to December 31, 2004	Utilization in year to December 31, 2004	Closing liability
	$’000	$’000	$’000	$’000

Employee severance	3,452	118	(3,570)	-
Other costs	325	9	(98)	236

	3,777	127	(3,668)	236

The following provides a roll-forward of the liability as of December 31, 2003:

	Opening liability	Costs recorded in year to December 31, 2003	Utilization in year to December 31, 2003	Closing liability
	$’000	$’000	$’000	$’000

Employee severance	-	6,425	(2,973)	3,452
Write-down of tangible fixed assets	-	6,026	(6,026)	-
Other costs	-	800	(475)	325

	-	13,251	(9,474)	3,777

(ii) Disposition of Canadian facilities

Subsequent to the closure of Lead Optimization and the decision to dispose of the vaccines business, the Company began an assessment of its property needs in Canada and the United States. As a result of this initial process the Company decided to dispose of its building in Laval, Canada and to relocate the employees. The Company also decided to sell its building in Buffalo Grove. As of December 31, 2003, the Company had obtained valuations of the properties and entered into sale negotiations with third parties on the Laval property and was actively seeking buyers for its Buffalo Grove facility. Based on these negotiations, the valuations obtained, the limitations on use of the building in its current state and the overall real estate market, the Company recorded an impairment charge of $10.7 million in the year ended December 31, 2003, which is included in reorganization costs in the consolidated statement of operations. The Company reclassified to prepaid expenses and other current assets the assets held for sale.

4. Business combination: Shire US Manufacturing Inc (SUMI) acquisition

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

The purchase price of $17.3 million was allocated as follows:

Fair value
$’000

Total current assets	3,188
Property, plant and equipment, net	11,620
Current instalments of long-term debt	(216)
Accounts payable	(1,367)
Long-term debt, excluding current instalments	(6,050)

Net assets acquired	7,175
Goodwill	10,175

17,350

Represented by:
Purchase consideration	17,000
Acquisition fees	350

17,350

The following unaudited consolidated pro forma results of operations for the year to December 31, 2002 gave effect to the acquisition of SUMI as if it was completed at the beginning of the period. These pro-forma results reflect incremental financing costs resulting from acquisition and the amortization of acquired intangible assets:

Year to December 31,	2002
$’000
Revenues	1,042,748
Net income	248,983

Earnings per share - basic	49.7
Earnings per share - diluted	48.7

This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to represent the results of operations which would actually have occurred had the companies operated as one during the period, nor to predict the Company’s results of future operations.

5. Disposal of the OTC business

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

The historical consolidated financial statements were restated to reflect the OTC business as a discontinued operation for all periods presented. Operating results of the discontinued operation for 2002 are summarized below.

The amounts include income tax provisions based on the stand alone results of the OTC business. There have been no allocations of general and administrative corporate costs or interest expense related to corporate credit facilities to the business. As the OTC business functioned within the US, which itself essentially functions as an independent entity, no corporate costs were eliminated upon discontinuance of the operation. Within the US, the OTC business had few dedicated resources. All of the products were manufactured and packaged by third party contract manufacturers. The products were distributed through a shared warehouse facility and sold through a small sales team.

Year to December 31,	2002
$’000

Product sales	24,010
Cost of product sales	(5,764)

Gross profit	18,246

Operating expenses:
Selling, general and administrative	(8,550)

Operating income	9,696
Income taxes	(3,588)

Income from discontinued operations (net of tax)	6,108 [1]
Gain on sale (net of tax)	2,083

8,191

1The loss from discontinued operations for the year to December 31, 2002 of $11.7 million comprises a loss from the vaccines business of $17.8 million and a gain from the Over the Counter (OTC) business of $6.1 million.

6. Accounts receivable, net

Trade receivables at December 31, 2004 of $222.5 million (December 31, 2003: $194.6 million), are stated net of a provision for doubtful accounts and sales discounts of $4.3 million (December 31, 2003: $7.9 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:

	2004	2003	2002
	$’000	$’000	$’000

As of January 1,	7,853	4,585	5,724
Charged to operations	38,218	42,841	35,021
Released to income	(3,395)	-	-
Utilization	(38,412)	(39,573)	(36,160)

As of December 31,	4,264	7,853	4,585

7. Inventories

	December 31, 2004	December 31, 2003
	$’000	$’000

Finished goods	22,349	26,226
Work-in-process	11,831	10,104
Raw materials	7,050	6,798

	41,230	43,128

8. Prepaid expenses and other current assets

	December 31, 2004	December 31, 2003
	$’000	$’000

Prepaid expenses	31,401	26,158
Assets held for sale (see Note 3)	-	12,470
Deferred financing costs (see Note 17)	-	1,004
Subscription receipts (see Note 3)	60,000	-
Cash held in escrow (see Note 3)	30,000	-
Value added taxes receivable	2,124	3,819
Supplemental Executive Retirement Plan (SERP) investment (see Note 25)	1,784	-
Other current assets	11,962	10,363

	137,271	53,814

9. Short-term investments

	December 31, 2004	December 31, 2003
	$’000	$’000

Commercial paper	149,659	120,872
Institutional and managed cash funds	174,752	183,257

	324,411	304,129

10. Investments

	December 31, 2004	December 31, 2003
	$’000	$’000

Investments in private companies (1)	2,451	46,068
Available-for-sale securities	29,970	21,879
Equity method investments (1)	30,846	5,028

	63,267	72,975

(1) Prior to the adoption of FIN 46R the Company accounted for its investments in the GeneChem Funds (described below) as investments in private companies and did not consolidate these investments as the impact on net assets, financial position and results of operations of the Company were individually and in the aggregate immaterial. These investments were appropriately reclassified to equity method investments upon the adoption of FIN 46R.

The Company recorded impairments of $15.4 million on its investments during the year to December 31, 2004 (2003: $15.5 million; 2002 $8.7 million). See Note 24. All impairments in the three years presented were recorded in the International segment.

(a) Investments in private companies

During the year to December 31, 2004 the Company recorded impairments of $9.8 million against these investments based on changes in the estimates of their fair value. This amount includes $4.2 million to reduce the value of an investment in a private company that gained a listing on March 24, 2004; the initial listing price was below the anticipated flotation price used to value the investment at December 31, 2003 (see below) and the Company believes the decline in value was other-than-temporary. After the date of the listing the investment was reclassified to available-for-sale securities and so any changes since the initial listing date have been recorded in other comprehensive income.

During the year to December 31, 2003, the Company recorded impairments of $15.5 million. An impairment of $6.2 million was recorded to reduce the carrying value of the investment in the private company seeking a listing (see above) to one based on the anticipated flotation price for the share offering early in 2004. Also, an impairment of $8.5 million was recorded in relation to the GeneChem Funds investment, following reviews of the Funds’ investment portfolios that identified other-than-temporary declines in the value of certain private and publicly quoted securities held by the Funds.

During the year to December 31, 2002, the Company recorded impairments of $6.6 million due to a decrease in the market value of its investment in private companies based on changes in estimates in value from the prior year.

The changes in fair market value which resulted in the write-downs referred to above were based on the Company’s estimates of fair value. These estimates were derived from financial and other publicly available information such as press releases and recent capital raising activities.

(b) Available for sale securities

Gain on sale

During the year to December 31, 2004, the Company sold an investment in an available for sale security, valued at $11.9 million, realizing a gain on the sale of $14.8 million (2003: $nil). See Note 24.

Other-than-temporary impairment

The Company recorded other-than-temporary impairments of $1.6 million, $nil and $1.4 million against its available for sale securities in the years to December 31, 2004, 2003 and 2002 respectively.

At December 31, 2004, the Company had no available-for-sale investments in a significant unrealized loss position for which other-than-temporary impairments have not been recognized.

(c) Equity method investments

	December 31, 2004	December 31, 2003
	$’000	$’000

GSK	6,179	5,028
GeneChem Funds	18,343	-
Other	6,324	-

	30,846	5,028

(i) GSK

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada), using the equity method of accounting. The Company’s 50% share of the partnership is included within “Equity in earnings of equity method investees”.

(ii) GeneChem Funds

The GeneChem Technologies Venture Fund and the GeneChem Therapeutics Venture Fund (“The Funds”) are Canadian limited partnerships investing in healthcare research and development companies, in which the Company owns 30% and 11% shares respectively. At December 31, 2004 the Funds’ net assets totalled approximately $107 million. The Company is involved as a limited partner and the general partner of the Funds; involvement in the Funds dates from between 1997 and 2000. The Company’s exposure to loss as a result of its involvement with the Funds is limited to the carrying value of the investment, $18.3 million at December 31, 2004 (2003: $19.8 million, 2002: $20.0 million) and its commitment to further investment of $2.9 million (2003: $4.1 million, 2002: $1.9 million).

During the last six months of 2004, the Company recorded an impairment of $4.0 million against the investment in the Funds following reviews of the Funds’ investment portfolios that identified other-than-temporary declines in the value of certain private and publicly quoted securities held by the Funds.

11. Property, plant and equipment, net

	December 31, 2004	December 31, 2003
	$’000	$’000

Land and buildings	80,631	66,314
Office furniture, fittings and equipment	67,301	46,257
Warehouse, laboratory and manufacturing equipment	34,823	55,186

	182,755	167,757
Less: Accumulated depreciation	(51,404)	(73,262)

	131,351	94,495

Depreciation expense for the years to December 31, 2004, 2003 and 2002 was $22.5 million, $14.1 million and $11.5 million respectively.

12. Goodwill and other intangible assets, net

	December 31, 2004	December 31, 2003
	$’000	$’000

Goodwill arising on businesses acquired	296,607	275,594
Less: accumulated amortization	(61,211)	(54,363)

	235,396	221,231

Other intangible assets:
Intellectual property rights acquired	543,969	469,137
Less: accumulated amortization	(234,672)	(161,255)

	309,297	307,882

Total	544,693	529,113

The increase in the net book value of goodwill and other intangible assets for the year to December 31, 2004 is shown in the table below:

	Goodwill	Other intangible assets
	$’000	$’000

As of January 1, 2004	221,231	307,882
Acquisitions	-	49,189
Amortization charged	-	(38,724)
Asset impairments	-	(13,477)
Disposals	-	(2,868)
Foreign currency translation	14,165	7,295

As of December 31, 2004	235,396	309,297

The acquisition of other intangible assets primarily related to the purchase of the exclusive commercialization rights of REMINYL in the UK and Ireland ($30.0 million), and milestone payments relating to FOSRENOL ($19.0 million). The weighted-average amortization period for these additions is 9.5 years.

Amortization charged for the three years to December 31, 2004, 2003 and 2002 was $38.7 million, $26.4 million and $20.8 million, respectively. Goodwill was no longer amortized with effect from January 1, 2002 following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The useful economic lives of other intangible assets continue to be amortized under SFAS No. 142. Management estimates that the annual amortization charges in respect of intangible fixed assets held as of December 31, 2004 will average approximately $40 million for each of the five years to December 31, 2009. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

During 2004, the Company recorded impairments of $13.5 million. These impairments resulted from a change of operational management and their views of the economic value and strategic worth of the products concerned, which decreased estimated future cash flows. $1.5 million of these impairments were recorded in the US segment and $12.0 million in the International segment.

During 2003 the Company recorded asset impairments of $12.1 million (2002: $18.8 million) and an asset write down of $15.4 million. The asset impairments of $12.1 million resulted from a decline in product prices, which decreased estimated future cash flows. The asset write down of $15.4 million resulted from a decision not to renew product licenses that were not core to the business. The impairments and write-downs totalling $27.5 million were recorded in the US segment ($11.7 million) and the International segment ($15.8 million).

During 2002 the Company reviewed its existing product base. On completion of this review, management decided to cease supporting certain products that were not considered to be core to the business and to redirect investment toward other more profitable products. Intangible assets associated with these products, namely product rights and licenses, were written down to their fair value based on discounted cash flow analyses. This resulted in the recording of an impairment loss of $18.8 million ($10.8 million in the US segment and $8.0 million in the International segment).

The net book value of goodwill by operating segment is as follows:

December 31,	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

2004	205,386	30,010	-	-	235,396
2003	193,023	28,298	-		221,321

There were no changes in the allocation of goodwill in either period. All the movements relate to foreign exchange.

13. Other non-current assets

	December 31, 2004	December 31, 2003
	$’000	$’000

Deferred financing costs (see Note 17)	-	6,441
SERP investment (see Note 25)	7,698	12,042
IDB loan (see Note 3)	30,000	-
Other assets	1,197	3,937

	38,895	22,420

Further details of the SERP investment are provided in Note 25. The amount shown above is the cash surrender value of life insurance policies which is backed by short-term investments. A liability of $5.5 million is included within Notes 15 and 18 (2003: $8.9 million).

14. Accounts payable and accrued expenses

	December 31, 2004	December 31, 2003
	$’000	$’000

Trade accounts payable	35,008	21,301
Accrued rebates - Medicaid	84,758	46,075
Accrued rebates – Managed care	14,667	13,202
Sales return reserve	22,530	8,343
Accrued bonuses	23,171	18,920
Accrued coupons	15,869	4,078
R&D accruals	10,924	27,676
Marketing accrual	26,095	16,045
Accrued royalties	8,250	3,036
Deferred revenue	14,472	4,132
Reorganization accrual (see Note 3)	1,936	3,541
Other accrued expenses	53,551	39,430

	311,231	205,779

15. Other current liabilities

	December 31, 2004	December 31, 2003
	$’000	$’000

Income taxes payable	12,597	19,102
Deferred payments	18,980	-
Interest on long-term debt (see Note 17)	-	2,653
Social security liabilities	3,062	2,216
Value added taxes	-	1,503
SERP (see Note 25)	1,904	2,781
Other accrued liabilities	41,015	8,872

	77,558	37,127

16. Loan facility

As part of the transaction which disposed of the vaccines business Shire agreed to provide IDB with a loan facility of up to $100 million. A provision of $70 million was made against this facility (representing the pipeline products element). See Note 3. In the period to December 31, 2004, IDB drew down $26.8 million of this facility. An additional $43.2 million is available to IDB to draw down through September, 2008.

17. Long-term debt

	December 31, 2004	December 31, 2003
	$’000	$’000

Total obligations	116	376,307
Current maturities of long-term obligations	-	(290)

Total long-term debt	116	376,017

An analysis of total obligations by loan type is presented below:

	December 31, 2004	December 31, 2003
	$’000	$’000

Convertible notes due 2011	116	370,225
Capital leases	-	6,082

	116	376,307

(i) Convertible notes due 2011

The guaranteed convertible notes due 2011, were issued in August 2001 by Shire Finance Limited (the Issuer), a wholly owned finance subsidiary of Shire.

The convertible notes were guaranteed by Shire and were convertible into redeemable preference shares of the Issuer which upon issuance will be immediately exchanged for either (i) Shire ordinary shares, (ii) Shire ADSs or (iii) at the Issuer’s option, a cash amount based upon the London Stock Exchange volume-weighted average prices of Shire’s ordinary shares on the fourth through eighth business days following conversion.

At the choice of investors, each $1,000 of nominal value notes was convertible into 49.62 Shire ordinary shares (subject to adjustment) or 16.54 Shire ADSs (subject to adjustment) at any time up to August 21, 2011. Alternatively, investors had the alterative to receive repayment of the nominal principal in cash either at the maturity date of August 21, 2011 or by exercising a put option on any of the three put dates being August 21, 2004, August 21, 2006 and August 21, 2008.

On August 21, 2004, upon exercise of the put option by substantially all of the convertible note holders and subsequently, the Company redeemed $370.1 million at par from available funds (2003: $29.8 million, recording a gain of $0.5 million). The obligation to pay the remaining $0.1 million of the convertible loan notes outstanding as of December 31, 2004 is due in 2011.

The interest expense recorded in the year to December 31, 2004 was $12.2 million, including the write-off of $7.4 million of deferred financing costs (2003: $7.5 million, 2002: $8.0 million).

(ii) Capital leases

During the year to December 31, 2004 the Company served notice to buy out its remaining capital leases, totaling $5.7 million, relating to its manufacturing facility in Maryland. Repayment of the leases occurred in October 2004.

Obligations under capital leases	December 31, 2003
$’000

Current	290
Non-current	5,792

6,082

The following is an analysis of the leased property under capital leases by major asset classes:

December 31, 2003
$’000

Land and buildings	6,645
Office furniture, fittings and equipment	172

6,817
Less: accumulated depreciation	(888)

5,929

18. Other non-current liabilities

	December 31, 2004	December 31, 2003
	$’000	$’000

SERP (see Note 25)	3,591	6,102
Long-term bonuses	4,425	3,117
Deferred revenue	9,074	13,430
Insurance provisions	9,274	5,770
Reorganization accrual (see Note 3)	2,488	236
Other accrued liabilities	3,307	1,539

	32,159	30,194

Deferred revenue relates to amounts received from the out-licensing of AGRYLIN and FOSRENOL in Japan and the global out-licensing of TROXATYL.

19. Financial instruments

The estimated fair value of the Company’s financial instruments as of December 31, 2004 and 2003 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

  Short-term investments (commercial paper and institutional and managed cash funds) - the carrying value approximates fair value because of the short-term nature of these instruments.

  Investments – the carrying value of non-current investments with readily determinable market values equals the fair value as such instruments are marked to market.

  Long-term debt – the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.

  IDB subscription receipts – the carrying value equals the fair value as the subscription receipts were repurchased on January 7, 2005 for $60 million.

The carrying amounts and corresponding fair values of financial instruments, are as follows:

December 31, 2004	Carrying amount	Fair value
	$’000	$’000

Financial assets:
Commercial paper	149,659	149,659
Institutional and managed cash funds	174,752	175,185
Investments	29,970	29,970
IDB subscription receipts	60,000	60,000

Financial liabilities:
Long-term debt	116	117

December 31, 2003	Carrying amount	Fair value
	$’000	$’000

Financial assets:
Commercial paper	120,872	120,872
Institutional and managed cash funds	183,257	183,257
Investments	21,879	21,879

Financial liabilities:
Long-term debt	376,017	378,005

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

20. Commitments and Contingencies

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as of December 31, 2004:

Operating leases
$’000

2005	16,374
2006	15,004
2007	12,928
2008	9,839
2009	6,892
Thereafter	37,708

98,745

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $7.2 million, $12.2 million and $6.7 million for the years to December 31, 2004, 2003 and 2002, respectively.

During the year to December 31, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed an eleven-year operating lease on a property in Wayne, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of this lease. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

SUMI, a wholly owned subsidiary of Shire, terminated certain operating leases in October 2004.

(ii) Restricted cash in respect of leases

Leases

At December 31, 2004 the Company had $5.3 million of restricted cash held as collateral for certain equipment leases (2003: $5.3 million).

(b) Letters of credit and guarantees

(i) As of December 31, 2004, the Company had outstanding, an irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims. The Company had restricted cash of $16.0 million in connection with this letter of credit.

(ii) The Company’s acquisitions, dispositions and other contractual arrangements contain representations and warranties, which have been determined to have de minimis potential liability.

(c) Commitments

(i) As of December 31, 2004, the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $22.0 million (2003: $8.0 million) of which $4.2 million is committed to in 2005 and a further $13.7 million could be payable in 2005, depending on the timing of capital calls.

(ii) MTS/METHYPATCH

In connection with the Company’s purchase of MTS/METHYPATCH in 2003, the Company has an obligation to make certain payments on the achievement of milestones. This will require $50 million upon regulatory approval of the product and up to $75 million linked to the future sales performance. The Company expects to meet these payments with cash from operations. The Company expects to resubmit MTS/METHYPATCH for approval in 2005.

(iii) FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL, Shire agreed to pay AnorMED Inc. $6 million when it is approved in certain European countries and $6 million upon receipt of regulatory approval in Japan. The Company expects to meet these payments with cash from operations.

(iv) Manufacturing facility

The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $5.1 million by the end of 2005 and has an additional commitment of $4.4 million for the design and construction of a technology center at Owings Mills, Maryland, also expected to be incurred in 2005.

(v) Wayne, Pennsylvania fit out

The company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. As of December 31, 2004, the Company had an outstanding commitment of $20.4 million relating to this refurbishment, expected to be incurred in 2005.

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

(ii) Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 260 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,196 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 3,936 cases. Eight of the 4,196 cases name Shire as a defendant, but have not been served as required by state and federal rules of civil procedure. It is expected that Shire will be dismissed from the remaining cases based upon lack of product identification or agreement of the parties.

SUS became involved with phentermine through its acquisition of certain assets of Rexar Pharmacal Corporation (Rexar) in January 1994. In addition to SUS potentially incurring liability as a result of its own production of Oby-Cap, a phentermine product, the plaintiffs may additionally seek to impose liability on SUS as successor to Rexar. SUS intends to defend vigorously all the lawsuits. SUS denies liability on a number of grounds including lack of scientific evidence that phentermine, properly prescribed, causes the alleged side effects and that SUS did not promote phentermine for long-term combined use as part of the "fen/phen" diet. Accordingly, SUS intends to defend vigorously any and all claims made against the Group in respect of phentermine. Legal expenses to date have been paid by Eon Labs, Inc. (Eon), the supplier to SUS, or Eon's insurance carriers but such insurance is now exhausted. Eon has agreed to defend and indemnify SUS in this litigation pursuant to an agreement dated November 30, 2000 between Eon and SUS.

(iii) ADDERALL XR

(a) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR, is covered by US patent No. 6,322,819 (the '819 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 Patent. The notification alleged that the ‘819 Patent is not infringed by Barr's extended release mixed amphetamine salt product, which is the subject of Barr’s ANDA. On February 24, 2003 Shire Laboratories Inc. (Shire Laboratories) filed suit against Barr in the United States District Court for the Southern District of New York alleging that Barr’s ANDA infringes the '819 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘819 Patent and should not be approved before the expiration date of the ‘819 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘819 Patent, damages in the event that Barr should engage in such commercialization, as well its attorneys’ fees and costs. Barr has counterclaimed for a declaration that its ANDA product will not infringe the claims of the ‘819 Patent. Barr is also seeking its attorneys’ fees, costs and expenses.

On August 12, 2003, Shire Laboratories was issued a new US patent No. 6,605,300 (the ‘300 Patent) covering ADDERALL XR. In August 2003 Shire was notified that Barr had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. In September 2003 Shire Laboratories filed a lawsuit in the United States District Court for the Southern District of New York against Barr alleging that Barr’s ANDA infringes the ‘300 Patent. The Company is seeking a ruling that Barr’s ANDA infringes the ‘300 Patent and should not be approved before the expiration date of the ‘300 Patent. The Company is also seeking an injunction to prevent Barr from commercializing its ANDA product before the expiration of the ‘300 Patent, damages in the event that Barr should engage in such commercialization, as well as its attorneys’ fees and costs. By way of a counterclaim, Barr is seeking a declaration that the ‘300 Patent is invalid and Barr has also asked for its attorneys’ fees, costs and expenses.

The lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date scheduled for January 2006. On September 27, 2004, Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims and affirmative defences: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

Barr may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Barr’s notices to allow the court to resolve the suits. Even if Barr receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the latest stay (February 2006) or a district court decision in its favor. In the event that Barr receives a favorable decision before the expiration of the stay, then Barr could be in a position to market its extended release mixed amphetamine salt product, upon FDA final approval of its ANDA, following the expiration of the Hatch-Waxman exclusivity period. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on October 28, 2004 the FDA granted an additional 6 months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that Barr may not market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

(b) Impax Laboratories, Inc.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR prior to the expiration dates of the ‘819 and ‘300 Patents and alleging that the ‘819 and ‘300 Patents are not infringed by Impax’s extended release mixed amphetamine salt product, the subject of Impax’s ANDA. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA infringes the ‘819 and ‘300 Patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company. A trial date of October 11, 2005 has been set.

In December 2004, Shire received an additional notification from Impax advising of the filing of an ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commericialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

Impax may not launch a generic version of ADDERALL XR before it receives final approval of its ANDA from the FDA. The lawsuits triggered stays of FDA approval of up to 30 months from the Company’s receipt of Impax’s notices to allow the court to resolve the suits. Even if Impax receives a tentative approval from the FDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stays (May 2006 in the case of the 30mg strength and June 2007 in the case of the 5mg, 10mg,15mg, 20mg and 25mg strengths) or a district court decision in its favor. In the event that Impax receives a favorable decision before the expiration of the stays, then Impax could be in a position to market its extended release mixed amphetamine salt products upon FDA final approval of its ANDA following the expiration of the existing Hatch-Waxman exclusivity and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”. Hatch-Waxman exclusivity was originally due to expire in October 2004. However, on 28 October 2004 the FDA granted an additional 6 months exclusivity to ADDERALL XR based upon pediatric studies carried out on the drug product, meaning that Impax may not market its ANDA products until after Hatch-Waxman exclusivity expires on April 11, 2005.

(c) Colony Pharmaceuticals, Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals Inc (Colony) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Colony. In any event, Colony may not market its ANDA products until FDA final approval of its ANDA following the expiration of Shire’s existing Hatch-Waxman exclusivity on April 11, 2005 and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”.

(d) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire is reviewing the content of the notice received from Teva and is considering what action, if any, it will take against Teva. In any event, Teva may not market its ANDA products until FDA final approval of its ANDA following the expiration of the existing Hatch-Waxman exclusivity on April 11, 2005 and upon the expiration of the first to file’s exclusivity rights. The FDA may grant 180 days of market exclusivity to the “first to file”.

(iv) CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s 300 mg extended release carbamazepine product, the subject of Nostrum’s ANDA. This dosage strength represents about half of Shire’s current sales in epilepsy. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey for infringement of these two patents. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product as well as actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the United States District Court for the District of New Jersey dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The case is now in the expert discovery phase. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice to allow the court to resolve the suit. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300mg extended release carbamazepine product upon FDA final approval of its ANDA.

21. Related parties

(a) Professional fees

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant, a director of Shire, is a partner, totaling $2.1 million for the year to December 31, 2004 ($0.8 million and $1.2 million for the years to December 31, 2003 and 2002).

(b) NeuroChem Inc.

In April 2004 Shire BioChem Inc. (BioChem), a subsidiary of Shire, sold a Canadian property to NeuroChem Inc. for $7.8 million (CAN$10.5 million). Dr Bellini, a non-executive director of Biochem and, until May 10, 2003, a non-executive director of Shire and Mr Nordmann, a non-executive director of Shire are both directors of NeuroChem Inc. Dr Bellini had an indirect substantial interest in the issued share capital of Neurochem Inc. at the time of the transaction.

(c) ViroChem Pharma Inc.

In April 2004, BioChem contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical R&D organization, ViroChem Pharma Inc., in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem. BioChem has undertaken to invest an additional $8.3 million (CAN$10.0 million) in ViroChem in two equal tranches of CAN$5.0 million in April 2005 and April 2006. Dr Bellini, a non-executive director of BioChem and, until May 10, 2003, a non-executive director of Shire, had, at the time of the transaction, an indirect substantial interest in a company which is a co-investor in ViroChem Pharma Inc.

22. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

		Restated	Restated
Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

Income from continuing operations	333,299	297,937	260,145

Loss from discontinued operations, net of tax	(20,135)	(21,886)	(11,659)
(Loss)/gain on disposal of discontinued operations	(44,157)	-	2,083

Numerator for basic earnings per share	269,007	276,051	250,569
Interest charged on convertible debt, net of tax	3,421	5,218	5,585

Numerator for diluted earnings per share	272,428	281,269	256,154

Year to December 31,	2004		2003		2002
Weighted average number of shares outstanding	No. of shares		No. of shares		No. of shares

Basic	496,306,604		498,212,826		500,687,594
Effect of dilutive shares:
Share options	3,035,620		1,859,076		1,883,475
Convertible debt	11,858,416		18,895,493		19,847,177
Warrants	66,792		-		-

	14,960,828		20,754,569		21,730,652

Diluted	511,267,432		518,967,395		522,418,246

Basic earnings per share:
Income from continuing operations	67.2c		59.8c		51.9c
Income from discontinued operations, net of tax	(4.1c	)	(4.4c	)	(2.3c	)
(Loss)/gain on disposal of discontinued operations	(8.9c	)	-		0.4c

	54.2c		55.4c		50.0c

Diluted earnings per share:
Income from continuing operations	65.9c		58.4c		50.8c
Loss from discontinued operations, net of tax	(4.0c	)	(4.2c	)	(2.2c	)
(Loss)/gain on disposal of discontinued operations	(8.6c	)	-		0.4c

	53.3c		54.2c		49.0c

The warrants and share options not included within the calculation of the diluted weighted average number of shares, because the exercise prices exceeded the Company’s average share price during the calculation period, are shown below:

Year to December 31,	2004		2003		2002
	No. of shares		No. of shares		No. of shares

Share options	16,640,724		17,006,093		17,492,575
Warrants	-		1,346,407		1,346,407

	16,640,724		18,352,500		18,838,982

During the year to December 31, 2004 the Company recorded a loss on redemption of the convertible loan notes of $7.4 million, which resulted from the write-off of unamortized debt issuance costs. Diluted EPS would have been 53.9c, or 0.6c higher, without this loss on redemption.

23. Segment reporting

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

The US segment represents the Company’s commercial operations in the United States and the International segment represents the commercial operations in the Rest of the World. The R&D segment represents all direct R&D costs incurred by the Company throughout the world. Corporate represents the royalty business that is managed at the corporate office and certain costs that are managed at the corporate office and not allocated to the other segments.

The results for the year to December 31, 2003 and 2002 have been restated to reflect the disposal of the vaccines business, which had previously been reported as the Biologics segment. The US and International reportable segments have also been restated as certain components of the vaccines business previously formed part of these segments.

Year to December 31, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	926,460	185,997	-	-	1,112,457
Royalties	-	11,645	218,719	-	230,364
Licensing and development	11,299	2,180	-	-	13,479
Other revenues	2,406	4,501	-	-	6,907

Total revenues	940,165	204,323	218,719	-	1,363,207

Cost of product sales	90,637	51,272	-	-	141,909
Research and development	-	-	-	196,265	196,265
Selling, general and administrative	289,726	97,718	70,688	-	458,132
Depreciation and amortization (1)	39,005	28,638	4,347	-	71,990
Reorganization costs	24,022	5,105	5,981	13,361	48,469

Total operating expenses	443,390	182,733	81,016	209,626	916,765

Operating income/(loss)	496,775	21,590	137,703	(209,626)	446,442

December 31, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Total assets	1,114,395	582,982	944,993	72,509	2,714,879
Long-lived assets	284,561	239,065	217,828	44,476	785,930
Capital expenditure on long-lived assets	32,009	520	59,431	1,976	93,936

(1) Included in depreciation and amortization are the write-downs of intangible assets of $13.5 million ($12.0 million in the International segment and $1.5 million in the US segment). Depreciation from manufacturing plants ($2.7 million) is included in Cost of product sales. Depreciation and amortization relating to R&D assets are included in US and International segments.

Year to December 31, 2003	Restated US	Restated International	Restated Corporate	Restated R&D	Restated Total
	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	846,438	157,869	-	-	1,004,307
Royalties	14	10,314	193,245	-	203,573
Licensing and development	3,376	301	-	-	3,677
Other revenues	13	-	-	-	13

Total revenues	849,841	168,484	193,245	-	1,211,570

Cost of product sales	94,597	48,563	-	-	143,160
Research and development (2)	-	-	-	194,902	194,902
Selling, general and administrative	234,091	80,968	56,755	-	371,814
Depreciation and amortization (1) (2)	30,965	24,338	26,804	-	82,107

Total operating expenses	359,653	153,869	83,559	194,902	791,983

Operating income/(loss)	490,188	14,615	109,686	(194,902)	419,587

December 31, 2003	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Total assets from continuing operations	697,460	413,134	1,269,300	109,131	2,489,025
Long-lived assets	238,774	233,313	200,225	46,691	719,003
Capital expenditure on long-lived assets	18,324	46,368	15,827	16,854	97,373

(1) Included in depreciation and amortization are the write-downs of intangible assets of $27.5 million ($15.8 million in the International segment and $11.7 million in the US segment), property, plant and equipment of $6.0 million (Corporate segment) and assets held for resale of $10.7 million (Corporate segment). Depreciation from manufacturing plants ($2.6 million) is included within cost of product sales. Depreciation and amortization relating to R&D assets are included within US and International segments.

(2) Costs associated with the closure of the Lead Optimization division and other related activities in the year to December 31, 2003 are: Research and development $7.2 million and Depreciation and amortization $16.7 million. These amounts are reflected in reorganization costs in the statement of operations.

Year to December 31, 2002	Restated US	Restated International	Restated Corporate	Restated R&D	Restated Total
	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	714,655	130,685	-	-	845,340
Royalties	215	8,999	165,598	-	174,812
Licensing and development	2,661	403	-	-	3,064
Other revenues	-	34	-	-	34

Total revenues	717,531	140,121	165,598	-	1,023,250

Cost of product sales	63,356	57,079	-	-	120,435
Research and development	-	-	-	173,380	173,380
Selling, general and administrative	211,032	73,985	44,386	-	329,403
Depreciation and amortization (1)	28,999	11,200	10,874	-	51,073

Total operating expenses	303,387	142,264	55,260	173,380	674,291

Operating income/(loss)	414,144	(2,143)	110,338	(173,380)	348,959

December 31, 2002	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Total assets	818,383	376,485	894,136	50,124	2,139,128
Long-lived assets	260,751	179,322	214,018	29,341	683,432
Capital expenditure on long-lived assets	13,158	270	33,132	2,286	48,846

(1)	Included in depreciation and amortization are the write downs of intangible assets of $18.8 million ($10.8 million in the US segment, $6.0 million in the International segment and $2.0 million in the Corporate segment). Depreciation from manufacturing plants is included within cost of sales ($0.8 million). Depreciation and amortization relating to R&D assets are included within US and International segments.

Material customers

In the periods set out below, certain customers, all within the US operating segment, accounted for greater than 10% of the Company’s total revenues:

Year to December 31,	2004	2004	2003	2003	2002	2002
	$’000	% revenue	$’000	% revenue	$’000	% revenue

Customer A	339,136	25%	274,771	23%	231,270	23%
Customer B	303,965	22%	269,364	22%	197,184	19%
Customer C	167,998	12%	175,856	15%	160,210	16%
Customer D	156,578	11%	158,689	13%	149,613	15%

Amounts outstanding as of December 31, in respect of these material customers were as follows:

December 31,		2004	2003
		$’000	$’000

Customer A		28,178	23,793
Customer B		23,535	25,676
Customer C		8,515	45,712
Customer D		16,975	8,212

		77,203	103,393

24. Other income/(expense), net

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

SERP valuation adjustment (see Note 25)	264	175	(2,301)
Impairment of long-term investments (see Note 10)	(15,364)	(15,540)	(8,680)
GeneChem Funds management fee	4,036	3,755	3,333
Gain on sale of available-for-sale security (see Note 10)	14,805	-	-
Foreign exchange	(2,467)	(6,716)	(344)
Other	2,571	(2,319)	(4,507)

	3,845	(20,645)	(12,499)

25. Retirement benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. For the defined contribution retirement plans, the level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $9.0 million, $16.1 million and $6.8 million for the years to December 31, 2004, 2003 and 2002, respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plan

Roberts, a company with whom the Company merged in December 1999, operated a defined SERP for certain US employees, which was established in 1998. This plan was available to former employees of Roberts who met certain age and service requirements.

As part of the restructuring of the Company following the Roberts merger, the SERP was closed to new members and contributions ceased being paid into the plan for existing members. As part of this arrangement, the Company paid a lump sum contribution into the plan of $18.0 million, the result of which is that the Company has no future contributions to make under the plan.

In accordance with EITF 97-14, the asset and liability of $7.7 million and $5.5 million, respectively, are shown on the balance sheet within the categories “Other non-current assets”, “Other current liabilities” and “Other non-current liabilities”. See Notes 13, 15 and 18 above.

26. Income taxes

The components of pre tax income from continuing operations are as follows:

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

UK	(67,363)	(76,267)	(50,520)
US	265,770	285,221	218,139
Other jurisdictions	261,487	197,393	179,208

Sub-total	459,894	406,347	346,827

Equity Investees	2,508	(1,057)	1,668

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, consisted of the following:

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

Current income taxes:
UK corporation tax	(746)	-	-
US federal tax	(98,668)	(101,174)	(67,686)
US state and local taxes	(5,107)	(4,313)	(9,561)
Other jurisdictions	(36,417)	(18,792)	(19,864)

Total current taxes	(140,938)	(124,279)	(97,111)

Deferred taxes
UK corporation tax	482	(9,696)	-
US federal tax	12,171	(3,647)	(1,136)
US state and local taxes	104	(180)	(34)
Other jurisdictions	(922)	30,449	9,931

Total deferred taxes	11,835	16,926	8,761

Total income taxes attributable to continuing operations	(129,103)	(107,353)	(88,350)

Total incomes taxes attributable to discontinued operations	-	-	(4,812)

Total income taxes	(129,103)	(107,353)	(93,162)

The reconciliation of income from continuing operations before income taxes and equity in net income/(losses) of associates and discontinued operations to the provision for income taxes is shown in the table below:

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000
Income from continuing operations before income taxes and equity
in net income/(losses) of associates and discontinued operations	459,894	406,347	346,827

UK Corporation tax rate	(30%)	(30%)	(30%)

Adjustments to derive effective rate:
Non-deductible items:
Permanent differences	2.0%	(1.1%)	(1.2%)
Other items:
Change in valuation allowance	3.3%	(7.1%)	(4.0%)
Difference in taxation rates	0.6%	11.2%	10.5%
Prior year adjustment	(4.5%)	(2.1%)	(0.7%)
Other	0.5%	2.7%	(0.1%)

Provision for income taxes on continuing operations	(28.1%)	(26.4%)	(25.5%)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications, as of December 31, are as follows:

	December 31,	December 31,
	2004	2003
	$’000	$’000

Deferred tax assets:
Accrued expenses not currently deductible	9,708	3,340
Losses carried forward	194,523	248,239
Provisions	32,086	11,299
Other	32,020	1,876

Gross deferred tax assets	268,337	264,754
Less: valuation allowance	(152,915)	(168,176)

	115,422	96,578
Deferred tax liabilities:
Excess of tax value over book value of assets	(37,311)	(33,446)

Net deferred tax assets	78,111	63,132

Balance sheet classifications:
Deferred tax assets - current	70,387	64,532
Deferred tax assets/(liabilities) - non-current	7,724	(1,400)

	78,111	63,132

The approximate net operating loss carry-forwards as of December 31, are as follows:

	December 31,	December 31,
	2004	2003
	$’000	$’000

US federal tax NOLs	25,416	23,468
US state tax NOLs	93,542	130,755
US NOLs	246,966	146,164
Canadian NOLs	438,523	465,476
Foreign tax jurisdictions	100,808	188,869

The tax losses shown above have the following expiration dates:
		December 31,
		2004
		000

Within 1 year		1,274
Within 1 to 2 years		4,403
Within 2 to 3 years		2,832
Within 3 to 4 years		75,943
Within 4 to 5 years		36,771
Within 5 to 6 years		1,430
Within 6 to 7 years		923
After 7 years		95,493
Available indefinitely		686,186

As of December 31, 2004, the Company had a valuation allowance of $153 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from operating loss carry-forwards and capital loss carry-forwards, which have no expiration date. The utilization of operating loss carry forwards is, however, restricted to the taxable income of the subsidiary generating the losses. In addition, capital loss carry-forwards can only be offset against capital gains. As of December 31, 2004, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and reasonable and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of December 31, 2004 the Company has not made a UK tax provision on approximately $1.4 billion of unremitted earnings of the Company’s international subsidiaries. The Company does not provide for income taxes on the unremitted earnings of subsidiaries located outside the UK, where such earnings have been retained indefinitely for reinvestment, or where it is management’s intention that the earnings will be remitted in a tax free liquidation, or as dividends with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences relating to these investments.

27. Equity in earnings/(losses) of equity method investees

Year to December 31,	2004	2003	2002
	$’000	$’000	$’000

GSK	4,433	3,495	2,592
GeneChem Funds (see Note 10)	75	-	-
Other	(2,000)	(4,552)	(924)

	2,508	(1,057)	1,668

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada) using the equity method of accounting. The Company owns, but does not exercise control over, a 50% share of the partnership.

28. Stock incentive plans

The Company has granted options to directors and employees over ordinary shares under the following six stock option plans:

(i) Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme)

Options granted under the Executive Scheme are subject to performance criteria and cannot be exercised in full, unless Shire’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period. If Shire’s ordinary share price increases at a compound rate of 14.5% per annum over a minimum three-year measurement period, 60% of the options may be exercised. If these conditions are not met after the initial three years, they are thereafter tested quarterly by reference to share price growth over the extended period. If the share price does not meet these conditions at any time, none of the options will become exercisable.

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision. It is intended that no further options will be granted under the Executive Scheme.

(ii) Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (2000 Executive Scheme)

Options granted under this scheme are exercisable subject to certain performance criteria. In respect of any option granted prior to August 2002, if Shire’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option becomes exercisable in full. If it increases by at least 14.5% per annum over the same three-year period, 60% of the options granted become exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted in place of share price growth targets. Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s fully diluted earnings per share growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) on average a year for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 3% per annum (directors, RPI plus 5%)

Between 101% and 200% of salary	RPI plus 5% per annum

Between 201% and 300% of salary	RPI plus 7% per annum

Over 301% of salary	RPI plus 9% per annum

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s earnings per share growth has fallen short of the minimum annual average percentage increase over the three year period from grant, has been changed. The performance condition will be retested once only, at five years after the grant. Hence the level of earnings per share growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

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

(vi) BioChem Stock Option Plan (BioChem Plan)

Following the acquisition of BioChem Pharma Inc. on May 11, 2001, the BioChem Stock Option Plan was amended such that options over BioChem Pharma Inc.’s common stock became options over ordinary shares of Shire. All BioChem Pharma Inc. options, which were not already exercisable, vested and became exercisable as a result of the acquisition. It is intended that no further options will be granted under the BioChem Stock Option Plan.

In a period of ten years, not more than 10% of the issued share capital of Shire. In addition, the following terms apply to options that may be granted under the various plans:

  2000 Executive Scheme: the maximum number of Shire ordinary shares over which incentive options may be granted under Part 3 of the scheme is 25,000,000.

  Stock Purchase Plan: up to 2,000,000 Shire ordinary shares.

The following stock options were outstanding as of December 31, 2004:

Scheme	Number of options	Expiration period from date of issue	Vesting period

Executive Scheme	2,274,395	10 years	3 years, subject to
			performance criteria
2000 Executive Scheme	20,233,565	10 years	3 years, subject to
			performance criteria
Sharesave Scheme	319,432	6 months after vesting	3 or 5 years

Stock Purchase Plan	435,977	On vesting date	27 months

SLI Plan	4,710	10 years	Immediate on acquisition
			by Shire
BioChem Plan	4,075,546	10 years	Immediate on acquisition
			by Shire

Total	27,343,625

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2004	Weighted average exercise price	Number of
	$	shares

Outstanding as of beginning of period	10.92	25,995,543
Granted	9.92	6,966,411
Exercised	7.16	(2,097,716)
Forfeited	14.62	(3,520,613)

Outstanding as of end of period	11.30	27,343,625

Exercisable as of end of period	16.70	8,728,709

6,665,144 options were granted under the 2000 Executive Scheme. These options were issued with exercise prices equivalent to the market value on the date of grant.

94,861 options were granted under the Sharesave Scheme at a price of £3.74 (approximately $7.22) . These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.

173,613 options were granted under the Stock Purchase Plan at a price of £3.92 (approximately $7.57) . These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. In relation to a grant under the Stock Purchase Plan at a price of £8.06 in 2001, an additional 32,793 options were granted at a price of £4.58 on the 2004 maturity date.

The average fair value of options granted in the year to December 31, 2004 is $9.99.

Year to December 31, 2003	Weighted average exercise price	Number of
	$	shares

Outstanding as of beginning of period	11.55	20,051,297
Granted	6.30	9,407,852
Exercised	5.12	(1,039,439)
Forfeited	11.28	(2,424,167)

Outstanding as of end of period	10.92	25,995,543

Exercisable as of end of period	12.79	8,989,450

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

The average fair value of options granted in the year to December 31, 2003 is $6.39.

Year to December 31, 2002	Weighted average exercise price	Number of
	$	shares

Outstanding as of beginning of period	10.80	16,249,844
Granted	8.49	6,179,894
Exercised	3.52	(1,940,546)
Forfeited	11.07	(437,895)

Outstanding as of end of period	11.55	20,051,297

Exercisable as of end of period	9.24	8,491,051

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

The average fair value of options granted in the year to December 31, 2002 is $8.91.

Options outstanding as of December 31, 2004 have the following characteristics:

Number of options outstanding	Excercise prices $	Weighted average remaining life	Weighted average exercise price of options outstanding	Number of options exercisable	Weighted average exercise price of options exercisable

4,710	1.01 – 2.00	2.0	1.3	4,710	1.3
1	3.01 – 4.00	1.0	3.5	1	3.5
31,859	4.01 – 5.00	1.4	4.8	31,859	4.8
7,620	5.01 – 6.00	3.7	5.2	7,620	5.2
6,082,929	6.01 – 7.00	8.8	6.5	302,463	6.7
1,599,393	7.01 – 8.00	6.7	7.3	-	-
45,500	8.01 – 9.00	3.0	8.1	30,306	8.1
3,415,615	9.01 – 10.00	8.1	9.5	719,837	9.1
8,373,989	10.01 – 11.00	9.5	10.2	36,945	10.7
188,592	11.01 – 12.00	5.6	11.6	110,592	11.7
148,364	12.01 – 13.00	3.0	12.2	148,364	12.2
3,550,875	13.01 – 14.00	3.1	13.7	3,546,694	13.7
22,757	14.01 – 15.00	3.2	15.0	22,757	15.0
75,319	15.01 – 16.00	5.1	15.6	75,319	15.6
19,106	16.01 – 17.00	2.1	16.3	8,768	16.2
173,491	17.01 – 18.00	6.1	17.5	173,491	17.5
1,250,333	19.01 – 20.00	4.4	19.7	1,169,897	15.2
193,500	23.01 – 24.00	6.2	24.0	191,087	24.0
2,159,672	24.01 – 25.00	7.2	24.3	2,147,999	3.4

27,343,625				8,728,709

29. Subsequent event

NRP104

In January 2005, the Company entered into an agreement with New River Pharmaceuticals Inc. to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, the Company acquired the license to develop and commercialize NRP104.

The Company paid an initial sum of $50 million on signing, and there is a further $50 million due upon acceptance of filing of the New Drug Application by the FDA and up to $300 million in milestone payments following the first commercial sale depending on the characteristics of the FDA approved product labelling. A $5 million milestone payment is payable following the first commercial sale in specified European countries. An additional $100 million milestone would be payable as a sales bonus upon achieving a significant sales target.

The Company may be entitled to refunds of amounts previously paid in the event of a delayed product approval.

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2004 and 2003.

The 2003 results for all quarterly periods and Q1, 2004 presented have been restated to reflect the disposal of the vaccines business which has been accounted for as a discontinued operation. See Note 3 for further details.

2004	Q1	Q2 (1)	Q3	Q4
	$’000	$’000	$’000	$’000

Total revenues	323,600	320,960	344,909	373,738
Operating income	114,230	110,214	113,054	108,944
Net income	74,574	34,007	77,040	83,386

Earnings per share - basic	15.0c	6.9c	15.5c	16.8c

Earnings per share - diluted	14.7c	6.8c	15.3c	16.7c

2003	Q1	Q2	Q3	Q4
	$’000	$’000	$’000	$’000

Total revenues	302,725	298,209	283,378	327,258
Operating income	96,150	102,649	97,573	123,215
Net income	63,066	65,485	64,619	82,881

Earnings per share - basic	12.6c	13.1c	13.1c	16.7c

Earnings per share - diluted	12.3c	12.8c	12.8c	16.3c

(1) The results for Q2, 2004 included the loss on disposal of $44.2 million, relating to the vaccines business.

During Q3 2004 the Company recorded a loss on redemption of the convertible loan notes of $7.4 million, which resulted from the write-off of unamortized debt issuance costs. Diluted EPS would have been 15.4c, or 0.1c higher, without this loss on redemption.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Provision charged to income	Costs incurred/ utilization	Ending balance
	$’000	$’000	$’000	$’000

2002:
Provision for rebates and returns	52,828	75,900	(78,197)	50,531

2003:
Provision for rebates and returns	50,531	105,731	(88,642)	67,620

2004:
Provision for rebates and returns	67,620	172,213	(117,878)	121,955

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)

Date: March 15, 2005

By: /s/ Matthew Emmens
Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James Henry Cavanaugh		March 15, 2005
JAMES HENRY CAVANAUGH	Non-executive Chairman

/s/ Matthew Emmens		March 15, 2005
MATTHEW EMMENS	Chief Executive Officer

/s/ Angus Charles Russell		March 15, 2005
ANGUS CHARLES RUSSELL	Chief Financial Officer and Principal Accounting Officer

/s/ Barry John Price		March 15, 2005
BARRY JOHN PRICE	Senior Non-executive Director

/s/ Ronald Maurice Nordmann		March 15, 2005
RONALD MAURICE NORDMANN	Non-executive Director

/s/ James Andrew Grant		March 15, 2005
JAMES ANDREW GRANT	Non-executive Director

/s/ Robin Buchanan		March 15, 2005
ROBIN BUCHANAN	Non-executive Director

/s/ David Kappler		March 15, 2005
DAVID KAPPLER	Non-executive Director