Form 10-Q
period 2005-03-31
SHIRE PHARMACEUTICALS GROUP PLC
filed 2005-05-09
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Yes [X]               No[  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]               No [  ]

As of April 29, 2005, the number of outstanding ordinary shares of the Registrant was 492,230,825.

     SHIRE PHARMACEUTICALS GROUP PLC
Form 10-Q for the three months to March 31, 2005
Table of contents

PART I FINANCIAL INFORMATION

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of those on Shire's Attention Deficit Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire's ADHD franchise, government regulation and approval, including but not limited to Health Canada's suspension of ADDERALL XR® sales in Canada and the expected product approval dates of MTS (METHYPATCH) (ADHD), SPD503 (ADHD), SPD465 (ADHD), SPD476 (ulcerative colitis), SPD480 (ulcerative colitis) and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Agency in the United States, Shire’s ability to consummate and benefit from its proposed acquisition of Transkaryotic Therapies Inc. (TKT), Shire's ability to secure new products for commercialization and/or development and other risks and uncertainties detailed from time to time in Shire's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year to December 31, 2004.

The following are trademarks of Shire Pharmaceuticals Group plc or its subsidiaries, which are the subject of trademark registrations in certain countries.

ADDERALL XR® (mixed amphetamine salts)
 AGRYLIN® (anagrelide hydrochloride)
CARBATROL® (carbamazepine)
EQUETROTM (carbamazepine)
FOSRENOL® (lanthanum carbonate)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this filing.

3TC® (lamivudine) (trademark of GlaxoSmithKline (GSK))
AMARYL® (glimepiride) (trademark of Sanofi-Aventis)
DYNEPO™ (epoetin delta) (EPO) (trademark of Sanofi-Aventis)
METHYPATCH® (methylphenidate) (trademark of Noven Pharmaceuticals Inc. (Noven))*
PENTASA® (mesalamine) (trademark of Ferring AS)
RAZADYNE™ (galantamine hydrobromide) (trademark of Johnson & Johnson)
REPLAGAL™ (agalsidase alfa) (trademark of TKT)
REMINYL® (galantamine hydrobromide) (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
ZEFFIX® (lamivudine) (trademark of GSK)

* Referred to as MTS in this Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		March 31,	December 31,
		2005	2004
	Notes	$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		1,141,090	1,111,477
Restricted cash		20,688	21,627
Short-term investments		315,702	324,411
Accounts receivable, net	(3)	231,738	222,546
Inventories	(4)	45,880	41,230
Deferred tax asset		49,546	70,387
Prepaid expenses and other current assets	(5)	90,587	137,271

Total current assets		1,895,231	1,928,949

Investments		57,817	63,267
Property, plant and equipment, net		145,021	131,351
Goodwill		231,841	235,396
Other intangible assets, net	(6)	298,687	309,297
Deferred tax asset		31,715	7,724
Other non-current assets		38,885	38,895

Total assets		2,699,197	2,714,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	(7)	308,536	311,231
Loan facility	(2)	22,810	43,162
Other current liabilities	(8)	70,077	77,558

Total current liabilities		401,423	431,951

Long-term debt		116	116
Other non-current liabilities		26,402	32,159

Total liabilities		427,941	464,226

Commitments and contingencies	(9)
Shareholders’ equity:
Common stock, 5p par value; 800,000,000 shares authorized;
490,767,573 (2004: 484,916,034) shares issued and outstanding		40,525	40,064
Exchangeable shares: 2,926,597 (2004: 4,226,476) shares issued
and outstanding		135,524	195,830
Treasury stock		(223)	(264)
Additional paid-in capital		1,148,674	1,072,407
Accumulated other comprehensive income		115,577	131,939
Retained earnings		831,179	810,677

Total shareholders’ equity		2,271,256	2,250,653

Total liabilities and shareholders’ equity		2,699,197	2,714,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to March 31, 2005 $’000	Restated 3 months to March 31, 2004 $’000

Revenues
Product sales		269,444	264,594
Royalties		58,323	56,145
Licensing and development		3,869	1,915
Other revenues		2,057	946

Total revenues		333,693	323,600

Costs and expenses:
Cost of product sales		33,333	34,093
Research and development		111,532	38,626
Selling, general and administrative		171,209	132,838
Reorganization costs	(2)	2,878	3,813

Total operating expenses		318,952	209,370

Operating income	(11)	14,741	114,230
Interest income		9,725	4,029
Interest expense		(15)	(2,126)
Other expense, net		(66)	(4,819)

Total other income/(expense), net		9,644	(2,916)

Income from continuing operations before income taxes and equity
in (losses)/earnings of equity method investees		24,385	111,314
Income taxes		(6,803)	(29,002)
Equity in (losses)/earnings of equity method investees		(205)	1,048

Income from continuing operations		17,377	83,360
Loss from discontinued operations		-	(8,786)
Loss on disposition of discontinued operations		3,125	-

Net income		20,502	74,574

The results for the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which was accounted for as a discontinued operation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to March 31, 2005		Restated 3 months to March 31, 2004

Earnings per share - basic	(10)
Income from continuing operations		3.5	c	16.8	c
Loss from discontinued operations		-		(1.8	c)
Loss on disposal of discontinued operations		0.6	c	-

Net income		4.1	c	15.0	c

Earnings per share - diluted	(10)
Income from continuing operations		3.5	c	16.3	c
Loss from discontinued operations		-		(1.6	c)
Loss on disposal of discontinued operations		0.6	c	-

		4.1	c	14.7	c

Weighted average number of shares:
Basic		498,998,570		495,718,205
Diluted		503,669,426		518,119,910

The results for the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which was accounted for as a discontinued operation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock $’000	Common Stock No. of shares ’000	Exchange- able shares $’000	Exchange- able shares No. of shares ’000	Treasury stock $’000	Additional paid-in capital $’000	Accumu- lated other compre- hensive income $’000	Retained earnings $’000	Total share- holders’ equity $’000

As of January 1, 2005	40,064	484,916	195,830	4,226	(264)	1,072,407	131,939	810,677	2,250,653
Net income for the period	-	-	-	-	-	-	-	20,502	20,502
Foreign currency translation	-	-	-	-	-	-	(9,883)	-	(9,883)
Exchange of exchangeable shares	277	3,900	(60,306)	(1,299)	-	60,029	-	-	-
Options exercised	184	1,952	-	-	-	15,984	-	-	16,168
Stock option compensation	-	-	-	-	-	49	-	-	49
Tax benefit associated with exercise of stock options	-	-	-	-	-	205	-	-	205
Re-issuance of treasury stock	-	-	-	-	41	-	-	-	41
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(6,479)	-	(6,479)

As of March 31, 2005	40,525	490,768	135,524	2,927	(223)	1,148,674	115,577	831,179	2,271,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	3 months to March 31, 2005	3 months to March 31, 2004
	$’000	$’000

Net income	20,502	74,574
Other comprehensive income:
Foreign currency translation adjustments	(9,883)	783
Unrealized holding (losses)/gains on available-for-sale securities	(6,479)	2,572

Comprehensive income	4,140	77,929

The components of accumulated other comprehensive income as of March 31, 2005 and December 31, 2004, are as follows:

	March 31,	December 31,
	2005	2004
	$’000	$’000

Foreign currency translation adjustments	108,339	118,222
Unrealized holding gain on available-for-sale securities	7,238	13,717

Accumulated other comprehensive income	115,577	131,939

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	3 months to March 31, 2005	Restated 3 months to March 31, 2004
	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	17,377	83,360
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,465	12,516
Increase in provision for sales deductions	7,946	5,891
Stock option compensation	49	-
Movement in deferred taxes	(3,149)	(2,150)
Equity in losses/(earnings) of equity method investees	205	(1,048)
Write-down of long-term assets	-	7,214
(Gain)/loss on sale of long-term assets	(16)	396
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(10,746)	(6,183)
Increase in inventory	(4,658)	(2,208)
(Increase)/decrease in prepayments and other current assets	(16,700)	7,245
Decrease in other assets	10	5,716
Increase in accounts and notes payable and other liabilities	2,930	21,825
Decrease in deferred revenue	(1,433)	(551)
Dividends received from investments	20	-

Net cash provided by operating activities	6,300	132,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in short-term investments	7,319	16,821
Movements in restricted cash	939	3,345
Loans made to ID Biomedical Corporation (IDB)	(20,352)	-
Purchase of long-term investments	(1,814)	(712)
Purchase of intangible assets	(19,951)	-
Purchase of property, plant and equipment	(19,940)	(7,830)
Proceeds from sale of long-term investments	-	220
Proceeds from sale of property, plant and equipment	48	-
Proceeds from redemption of IDB subscription receipts	60,000	-
Additional proceeds from sale of the vaccines business	2,236	-

Net cash provided by investing activities	8,485	11,844

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	3 months to March 31, 2005	Restated 3 months to March 31, 2004
	$’000	$’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases	-	(76)
Proceeds from exercise of options	16,168	3,108
Tax benefit of stock option compensation, charged directly to equity	205	-

Net cash provided by financing activities	16,373	3,032

Effect of foreign exchange rate changes on cash and cash equivalents from
continuing operations	(1,545)	(401)

Net increase in cash and cash equivalents	29,613	146,498
Cash flows used in discontinued operations	-	(6,258)
Cash and cash equivalents at beginning of period	1,111,477	1,063,362

Cash and cash equivalents at end of period	1,141,090	1,203,602

The results for the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which was accounted for as a discontinued operation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Basis of presentation

These interim financial statements of Shire Pharmaceuticals Group plc and its subsidiaries (Shire or the Company) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission regulations for interim reporting.

The December 31, 2004 balance sheet is derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

(b) Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and Securities and Exchange Commission regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, valuation of intangible assets and fixed asset investments, contingent liabilities and the valuation of tax assets and liabilities.

(c) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire stock at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by SFAS No. 123, “Accounting for Stock Based on Compensation” (SFAS No. 123), the Company has included in these interim financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

As of March 31, 2005, the Company had six stock-based employee compensation plans, which are described more fully in the Company’s 2004 Form 10-K.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

3 months to March 31,	2005		2004
	$’000		$’000

Net income, as reported	20,502		74,574
Add:
Stock-based employee compensation charge included in reported net
income, net of related tax effects	49		-
Deduct:
Total stock-based employee compensation expense determined under fair
value based method for all awards	(5,135)		(8,880)

Pro forma net income	15,416		65,694

Earnings per share
Basic – as reported	4.1	c	15.0	c
Basic – pro forma	3.1	c	13.3	c
Diluted – as reported	4.1	c	14.7	c
Diluted – pro forma	3.1	c	13.0	c

(d) Accounting pronouncements adopted during the period

EITF 03-13

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-13, Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (EITF 03-13). The purpose of the EITF is to clarify when a disposition should be classified as a discontinued operation caused by the contravening wording of paragraph 42 of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The EITF reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

  has no continuing direct cash flows (a term EITF 03-13 introduces to interpret paragraph 42(a)); and,

  does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction (an interpretation of paragraph 42(b)).

EITF 03-13 should be applied to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004. Previously reported operating results within an enterprise’s fiscal year that includes the ratification date may be reclassified to reflect the consensus. The Company has had no disposition in the period and this standard will be applied going forward.

(e) New accounting pronouncements

EITF 03-01

In March 2004, the EITF reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01 or the Issue). EITF 03-01 is applicable to (a) debt and equity securities within the scope of FAS No. 115, (b) debt and equity securities that are within the scope of SFAS No. 124 and held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the APB Opinion No. 18's equity method (e.g., investments in private companies). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for investments in private companies and, if applicable, other information related specifically to investments in private companies, such as the aggregate carrying amount of investments in private companies, the aggregate amount of investments in private companies that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of an investment in a private company is not estimated. The disclosures relating to investments in private companies should not be aggregated with other types of investments. The effective date for the prospective application of EITF 03-01 impairment model to all current and future investments has been delayed by FASB Staff Position EITF 03-01.

SFAS 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No.123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from January 1, 2006. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 1(c) above show the impact of the Company adopting SFAS No. 123R in prior periods. The Company has yet to determine whether it will adopt the modified-retrospective method.

SFAS 153

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS No. 153), which amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

2. Reorganizations

(a) North American site consolidation

As previously disclosed, Shire began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to 4, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $48.5 million in 2004, (of which $3.8 million was in the three months to March 31, 2004), $2.9 million in the three months to March 31, 2005 and estimates further reorganization costs of approximately $9.1 million in the remainder of 2005. The site consolidation is expected to be complete by the end of 2005.

The primary costs associated with the site consolidation include:

  severance costs relating to 138 employees;

  retention payments to key employees;

  relocation costs relating to 85 employees who were moved to Wayne, Pennsylvania;

  costs of duplicate facilities (including lease exit costs); and

  other incremental costs associated with the site closures, such as legal and consultancy costs, the write down of property, plant and equipment and information technology costs.

In the 15 months to March 31, 2005, 133 employees had left the Company. The cost of the employee severance is being ratably recognized over the period from the communication date to the termination date. In addition, all 85 employees had relocated. The cost of relocation was recorded in the financial statements as it was incurred.

The following table presents the cost of the reorganization recorded to date and the total estimated costs of the reorganization. Management believes that the presentation of the reorganization costs to date, including those recorded in the 12 months to December 31, 2004, may be useful. After the reorganization plan is finalized and actions are completed, the Company will continue to update its reorganization accruals based on changes in estimates.

	3 months to March 31, 2005	12 months to December 31, 2004	15 months to March 31, 2005	Total estimated costs
	$m	$m	$m	$m

Employee severance	1.6	20.0	21.6	22.0
Relocation costs	-	13.8	13.8	13.8
Write-off of property, plant and equipment	-	1.2	1.2	1.2
Consultancy costs	0.5	2.9	3.4	3.4
Duplicate facilities	0.7	5.1	5.8	14.5
Information technology costs	-	2.1	2.1	2.1
Other costs	0.1	3.4	3.5	3.5

	2.9	48.5	51.4	60.5

The charges have been reflected within reorganization costs in the statement of operations and are solely within the Pharmaceutical Products reporting segment.

3 months to March 31,	2005	2004
	$m	$m

Employee severance	1.6	2.4
Relocation costs	-	0.7
Consultancy costs	0.5	-
Duplicate facilities	0.7	-
Other costs	0.1	0.7

	2.9	3.8

As noted above, certain of the costs associated with the reorganization will be paid in subsequent periods, a portion of which are reflected as accrued expenses and other non-current liabilities. The following provides a reconciliation of the liability to date:

	Opening liability	Costs recorded in 3 months to March 31, 2005	Utilization in 3 months to March 31, 2005	Closing liability
	$m	$m	$m	$m

Employee severance	1.7	1.6	(1.2)	2.1
Relocation costs	-	-	1.7	1.7
Consultancy costs	-	0.5	(0.5)	-
Duplicate facilities	2.5	0.7	(1.0)	2.2
Other costs	-	0.1	(0.1)	-

	4.2	2.9	(1.1)	6.0

The employee severance and relocation costs will be paid in 2005. The duplicate facilities will be paid for over the remaining life of the relevant lease, which is due to terminate in 2009.

(b) Disposal of the vaccines business

On September 9, 2004 the Company completed its disposal of the vaccines business to IDB. The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of closing and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. If, prior to January 10, 2005, IDB were to raise up to $60 million from equity related issuances, then it was required under the terms of the sale agreement to redeem the subscription receipts from Shire for $60 million. Accordingly, following the completion of such a fund raising on January 7, 2005, IDB redeemed the subscription receipts from Shire for $60 million in cash.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. It is expected that IDB will draw down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility are segregated into two components:

(i) drawings for injectable flu development with a minimum drawing of $30 million. Such drawings under the loan facility are repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the first $30 million of the drawing, to be made between 2007 and 2017; and

(ii) drawings for pipeline development from the balance of the $100 million loan facility of up to $70 million. Such drawings will be repayable out of income generated by IDB on future pipeline products and have no fixed repayment schedule.

The combined drawings of the two components of the loan facility cannot exceed $100 million. As of March 31, 2005, IDB had drawn down $77.2 million, $47.8 million for injectable flu development and $29.4 million for pipeline development. As of March 31, 2005 $22.8 million of the loan facility remains.

The transaction gave rise to an overall loss on disposition of the vaccines business of $41.1 million recorded as a loss on disposition at completion in 2004 of $44.2 million and a subsequent provision release of $3.1 million being recognized during the three months to March 31, 2005. This net loss on disposal of $41.1 million comprises a gain on disposal of net assets of $28.9 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision was made on the basis that those loan repayments based solely on future sales of flu and pipeline products in development provided no certainty of recovery.

3. Accounts receivable, net

Trade receivables at March 31, 2005 of $231.7 million (December 31, 2004: $222.5 million), are stated net of a provision for doubtful accounts and sales discounts of $7.7 million (December 31, 2004: $4.3 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:

	2005	2004
	$’000	$’000

As at January 1,	5,665	7,853
Charged to operations	12,716	9,626
Utilization	(10,698)	(9,017)

As at March 31,	7,683	8,462

4. Inventories
	March 31,	December 31,
	2005	2004
	$’000	$’000

Finished goods	25,231	22,349
Work-in-process	8,404	11,831
Raw materials	12,245	7,050

	45,880	41,230

5. Prepaid expenses and other current assets

	March 31,	December 31,
	2005	2004
	$’000	$’000

Prepaid expenses	30,718	31,401
Subscription receipts (see Note 2)	-	60,000
Cash held in escrow (see Note 2)	30,000	30,000
Supplemental Executive Retirement Plan (SERP) investment	1,784	1,784
Other current assets	28,085	14,086

	90,587	137,271

6. Other intangible assets, net
	March 31,	December 31,
	2005	2004
	$’000	$’000

Intellectual property rights acquired	526,460	543,969
Less: Accumulated amortization	(227,773)	(234,672)

	298,687	309,297

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 “Goodwill and Other Intangible Assets”, have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at March 31, 2005 will be approximately $40 million for each of the five years to March 31, 2010. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

7. Accounts payable and accrued expenses

	March 31,	December 31,
	2005	2004
	$’000	$’000

Trade accounts payable	18,511	35,008
Accrued rebates - Medicaid	84,826	84,758
Accrued rebates – Managed care	17,403	14,667
Sales return reserve	26,403	22,530
Accrued bonuses	12,104	23,171
Accrued coupons	17,374	15,869
R&D accruals	16,783	10,924
Marketing accrual	31,923	26,095
Accrued royalties	4,120	8,250
Deferred revenue	14,798	14,472
Reorganization accrual (see Note 2)	3,770	1,936
Other accrued expenses	60,521	53,551

	308,536	311,231

8. Other current liabilities

	March 31,	December 31,
	2005	2004
	$’000	$’000

Income taxes payable	20,107	12,597
Deferred payments	-	18,980
SERP	1,904	1,904
Other accrued liabilities	48,066	44,077

	70,077	77,558

During the three months to March 31, 2005 the Company paid the remaining $19 million due in connection with the acquisition in 2004 of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland.

9. Commitments and contingencies

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as of March 31, 2005:

Operating leases
$’000

2005	10,726
2006	14,122
2007	11,156
2008	8,100
2009	8,053
2010	8,004
Thereafter	35,503

95,664

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $6.6 million for the three months to March 31, 2005 (2004: $3.4 million).

During the three months to March 31, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed an eleven-year operating lease on a property in Wayne, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of this lease. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

(ii) Restricted cash in respect of leases

At March 31, 2005 the Company had $5.3 million of restricted cash held as collateral for certain equipment leases (December 31, 2004: $5.3 million).

(b) Letters of credit and guarantees

As of March 31, 2005, the Company had the following letters of credit outstanding:

(i) An irrevocable standby letter of credit with Barclays Bank plc in the amount of $15.0 million providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit.

(ii) The Company’s acquisitions, dispositions and other contractual arrangements contain representations and warranties, which have been determined to have de minimis potential liability.

(c) Commitments

(i) The Company has undertaken to subscribe to interests in companies and partnerships for amounts totaling $20.2 million (December 31, 2004: $22.0 million) of which $12.4 million is committed to in 2005 and a further $7.8 million could be payable in 2005, depending on the timing of capital calls.

(ii) Manufacturing facility
The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $3.1 million by the end of 2005 and has an additional commitment of $3.4 million for the design and construction of a technology center at Owings Mills, which is expected to be incurred in 2005.

(iii) Wayne, Pennsylvania fit out
The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. As of March 31, 2005, the Company had an outstanding commitment of $9.2 million.

(iv) NRP104
In connection with the Company’s collaboration with New River Pharmaceuticals Inc. (New River) to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of milestones. In addition to the $50 million upfront payment expense as an R&D cost in the period, $50 million is due to be paid upon the US Food and Drug Administration’s (FDA’s) acceptance of filing of the New Drug Application (NDA); up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labelling; $100 million as a sales bonus on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets.

(v) MTS
In connection with the Company’s purchase of MTS in 2003, the Company has an obligation to make certain payments on the achievement of milestones. The Company is committed to pay $50 million upon regulatory approval of the product and to make milestone payments of up to $75 million, which are linked to future sales performance. The Company expects to resubmit MTS to the FDA for approval in 2005.

(vi) FOSRENOL patent rights
In connection with the Company’s purchase of the global patents for FOSRENOL, Shire agreed to pay AnorMED Inc. $6 million when it is approved in certain European countries and $6 million upon receipt of regulatory approval in Japan.

(vii) Other R&D commitments
As of March 31, 2005, the Company had commitments of $9.7 million on achievement of specified milestones.

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

(ii) Specific
There are various legal proceedings brought by and against the Company that are discussed in the Company’s Annual Report on Form 10-K for the year to December 31, 2004. A summary of and material updates to the proceedings discussed in the Company’s Annual Report on Form 10-K are set forth below. There is no assurance that the Company will be successful in these proceedings and if it is not, there may be a material adverse impact on the Company’s results of operations, financial condition and cash flows.

ADDERALL XR

(a) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr was also seeking permission to market Barr’s ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

(b) Impax Laboratories, Inc.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30 mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA product infringes the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5 mg, 10 mg, 15 mg, 20 mg and 25 mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases.

(c) Colony Pharmaceuticals Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Colony.

(d) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10 mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Teva.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. In respect of Barr’s and Impax’s ANDAs, the lawsuits triggered stays of final FDA approval of up to 30 months from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notice letters. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions before the earlier of the expiration of the respective stays (Barr - February 2006; Impax - May 2006 in the case of the 30 mg strength and June 2007 in the case of the 5 mg, 10 mg,15 mg, 20 mg and 25 mg strengths) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA and upon expiry of any exclusivity that Barr may hold.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

The Hatch-Waxman exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed a complaint in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum was also seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Oral argument has been set by the Court for May 31, 2005. The case is now in the expert discovery phase. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail in the Nostrum suit, then Nostrum could be in a position to market its 300 mg extended-release carbamazepine product upon FDA final approval of its ANDA.

10. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,		Restated
	2005	2004
	$’000	$’000

Income from continuing operations	17,377	83,360
Loss from discontinued operations, net of tax	-	(8,786)
Loss on disposal of discontinued operations	3,125	-

Numerator for basic earnings per share	20,502	74,574
Interest charged on convertible debt, net of tax	-	1,296

Numerator for diluted earnings per share	20,502	75,870

Weighted average number of shares:	No. of shares	No. of shares

Basic	498,998,570	495,718,205
Effect of dilutive shares:
Stock options	4,425,778	3,899,118
Warrants	245,078	132,023
Convertible debt	-	18,370,564

	4,670,856	22,401,705

Diluted	503,669,426	518,119,910

The share options (due to their exercise prices exceeding the Company’s average share price during the calculation period) and convertible debt not included within the calculation of the diluted weighted average number of shares, are shown below:

3 months to March 31,	2005	2004
	No. of shares	No. of shares

Share options	7,664,048	10,328,167
Convertible debt	5,756	-

	7,669,804	10,328,167

11. Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Shire sells a number of pharmaceutical products in multiple geographic markets across the world. The Company is continuously looking to develop and replenish the pharmaceutical product pipeline and has continued to focus on meeting the needs of the specialist physician in targeting therapeutic areas within its pool of expertise.

In prior reporting periods, the Company’s internal management reporting structure was based on a combination of geography and function. As a result the Company provided segment information, which showed geographic sales and costs for the US and International sales and marketing businesses, R&D costs and a Corporate segment which included corporate costs and royalty income.

Following a restructuring of operational management along therapeutic areas, management has re-evaluated and amended its internal reporting structures and as a result, changed its reporting segments.

Effective January 1, 2005, Shire’s internal management reporting structures have been changed to show two segments, Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises three therapeutic areas, central nervous system (CNS), gastro-intestinal (GI) and general products (GP).

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new current period presentation.

The Pharmaceutical Products segment represents the Company’s commercial operations and costs in respect of products currently promoted and sold together with costs of developing projects for future commercialization. The Royalties segment represents revenues earned from the out-licensing of projects to third parties. These projects have been developed and commercialized by the third party and royalties are being received on the sale of the commercialized product. ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures. Costs have not been allocated to Royalties below as the magnitude of the costs incurred in respect of managing this segment is small and the internal reporting consequently does not allocate costs to this segment. Assets that are directly attributable to the Royalty segment have been separately disclosed from the Pharmaceutical Products segment.

Shire’s reportable segments for periods ended March 31, 2004 and 2005 are as follows:

3 months to March 31, 2005	Pharmaceutical Products	Royalties	Segment Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	269,444	-	269,444	-	269,444
Royalties	-	58,323	58,323	-	58,323
Licensing and development	-	-	-	3,869	3,869
Other revenues	-	-	-	2,057	2,057

Total revenues	269,444	58,323	327,767	5,926	333,693

Cost of product sales	33,333	-	33,333	-	33,333
Research and development	110,004	-	110,004	1,528	111,532
Selling, general and administrative	157,573	-	157,573	-	157,573
Depreciation and amortization (1)	13,636	-	13,636	-	13,636
Reorganization costs	2,878	-	2,878	-	2,878

Total operating expenses	317,424	-	317,424	1,528	318,952

Operating (loss)/income	(47,980)	58,323	10,343	4,398	14,741

Total assets	2,642,048	57,149	2,699,197	-	2,699,197
Long-lived assets	803,966	-	803,966	-	803,966
Capital expenditure on long-lived assets	41,705	-	41,705	-	41,705

(1) Depreciation from manufacturing plants ($0.8 million) is included in cost of product sales.

3 months to March 31, 2004	Pharmaceutical Products	Royalties	Segment Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	264,594	-	264,594	-	264,594
Royalties	-	56,145	56,145	-	56,145
Licensing and development	-	-	-	1,915	1,915
Other revenues	-	-	-	946	946

Total revenues	264,594	56,145	320,739	2,861	323,600

Cost of product sales	34,093	-	34,093	-	34,093
Research and development	37,800	-	37,800	826	38,626
Selling, general and administrative	120,322	-	120,322	-	120,322
Depreciation and amortization	12,516	-	12,516	-	12,516
Reorganization costs	3,813	-	3,813	-	3,813

Total operating expenses	208,544	-	208,544	826	209,370

Operating income	56,050	56,145	112,195	2,035	114,230

Total assets	2,577,908	56,139	2,634,047	-	2,634,047
Long-lived assets	747,670	-	747,670	-	747,670
Capital expenditure on long-lived assets	7,830	-	7,830	-	7,830

Supplemental information
To improve comparability between periods for investors, the prior reporting format has also been used to report the current period to March 31, 2005 together with the previously reported segmental analysis for the period to March 31, 2004. Whilst there is no requirement to include this disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as the new internal reporting format has been used for the current and historic period, management believes that during 2005, it may be useful. This internal management-reporting format is no longer used as the basis for making decisions within the business.

3 months to March 31, 2005	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	223,440	46,004	-	-	269,444
Royalties	272	2,565	55,486	-	58,323
Licensing and development	3,226	643	-	-	3,869
Other revenues	240	1,817	-	-	2,057

Total revenues	227,178	51,029	55,486	-	333,693

Cost of product sales	19,047	14,286	-	-	33,333
Research and development	-	-	-	111,532	111,532
Selling, general and administrative	113,396	30,995	13,182	-	157,573
Depreciation and amortization (1)	7,497	2,734	3,405	-	13,636
Reorganization costs	2,228	-	307	343	2,878

Total operating expenses	142,168	48,015	16,894	111,875	318,952

Operating income/(loss)	85,010	3,014	38,592	(111,875)	14,741

Total assets	1,135,162	410,034	1,078,844	75,157	2,699,197
Long-lived assets	311,757	140,433	308,769	43,007	803,966
Capital expenditure on long-lived assets	16,368	1,019	24,318	-	41,705

(1) Depreciation from manufacturing plants ($0.8 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

3 months to March 31, 2004		Restated	Restated	Restated	Restated
	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	223,296	41,298	-	-	264,594
Royalties	-	2,798	53,347	-	56,145
Licensing and development	1,884	31	-	-	1,915
Other revenues	723	223	-	-	946

Total revenues	225,903	44,350	53,347	-	323,600

Cost of product sales	21,760	12,333	-	-	34,093
Research and development	-	-	-	38,626	38,626
Selling, general and administrative	77,195	25,589	17,538	-	120,322
Depreciation and amortization	9,951	2,466	99	-	12,516
Reorganization costs	2,861	-	61	891	3,813

Total operating expenses	111,767	40,388	17,698	39,517	209,370

Operating income/(loss)	114,136	3,962	35,649	(39,517)	114,230

Total assets	838,546	391,614	1,342,904	60,983	2,634,047
Long-lived assets	251,914	199,472	249,457	46,827	747,670
Capital expenditure on long-lived assets	3,985	445	2,578	822	7,830

12. Subsequent events

Transkaryotic Therapies, Inc.
On April 21, 2005, Shire announced that it had signed a definitive agreement to acquire TKT in an all cash transaction.

Terms of the transaction
Under the terms of the acquisition agreement, TKT shareholders will receive a cash consideration of $37 per share of TKT common stock. The transaction values TKT’s share capital, as of the date of the agreement, at $1.57 billion on a fully diluted basis.

The transaction has been unanimously approved by Shire’s board of directors and has been approved by a majority of TKT’s directors. The transaction is subject to approval by the shareholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions including that representations and warranties in the acquisition agreement are true and correct as of the closing except to the extent that any failure to be true and correct would not have a material adverse effect on TKT or on Shire’s ability to consummate the merger. For purposes of determining whether there has been a material adverse effect on TKT, certain developments, among them the results of TKT’s current clinical trial evaluating the use of I2S for Hunter syndrome, will be disregarded. The transaction is expected to close in the summer of 2005. The acquisition agreement also contains provisions relating to the payment of break fees by Shire and TKT, with TKT being obliged to pay Shire $52 million in specified circumstances and reimburse Shire up to $4 million in expenses and Shire being obliged to pay TKT $40 million if the acquisition agreement is terminated as a result of Shire’s shareholders not approving the transaction, if Shire fails to call and hold its shareholder meeting in accordance with the acquisition agreement, or the board of directors of Shire changing their recommendation in respect of the transaction.

In addition, Shire and TKT have entered into an irrevocable and perpetual license agreement under which TKT grants to Shire the exclusive right to use, distribute and sell, as well as the right to manufacture, DYNEPO (TKT’s EPO drug for the treatment of kidney disease-related anemia) outside of North America. The license only takes effect if closing of the acquisition agreement does not occur for specified reasons, which include those circumstances in which Shire is obliged to pay a break fee. If the license were to become effective, Shire would make a one-time payment to TKT of $450 million with no royalties payable to TKT. Shire would assume TKT’s obligation to pay single-digit royalties to Aventis, from which TKT originally licensed the DYNEPO rights.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire refocused its business on three core therapeutic areas in 2004 - CNS, GI and GP - all being areas in which Shire has a commercial presence. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through product or project acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small sales force will deliver strong results.

The Company’s strategic development priorities were also refocused in 2004. Shire will search, develop and market but will not invent. This approach aims to deliver increased returns and lower risks. Shire’s in-licensing and merger and acquisition efforts are focused on the US market and the Company will seek to obtain European rights whenever possible. Shire seeks to acquire products with substantial patent protection rather than just three years marketing exclusivity under the Hatch-Waxman Act.

In accordance with this strategy, in April 2005 Shire announced the proposed acquisition of TKT. TKT, which specializes in enzyme replacement therapy (ERT), is a good strategic fit for Shire. Both companies use small sales teams focusing on specialist physicians. TKT, like Shire, does not conduct high-risk discovery research. It has a well-balanced, low-risk development pipeline, I2S (for Hunter syndrome) and GA-GCB (for Gaucher disease), and two approved products, REPLAGAL and DYNEPO. The acquisition is subject to approval by the shareholders of both companies, regulatory approvals and other customary closing conditions.

Significant events in the three months to March 31, 2005

North American site consolidation

In connection with Shire’s shift in strategy following the adoption of its new business model the Company announced a North American site consolidation which commenced in 2004. During the three months to March 31, 2005, the Company has further advanced its plans to reduce the number of North American sites from sixteen to four and in February 2005 closed the R&D facility in Rockville, Maryland. The Company will also close its Newport site later in 2005 and this will represent the final element of the reorganization program. The current estimated cost of the reorganization is $60.5 million with $48.5 million recorded in 2004 and $2.9 million in the three months to March 31, 2005. See Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Out-license agreement

In January 2005, SPD 754 for the treatment of the Human Immunodeficiency Virus (HIV), was out-licensed to Avexa Ltd (Avexa), a publicly listed Australian speciality anti-infective company. Under the terms of the license agreement, Avexa will assume worldwide responsibility for developing this compound but Shire has retained the right to commercialize this product in the US and Canada.

NRP104

In January 2005, the Company entered into a global agreement (the “Global Agreement”) with New River to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. NRP104 is a compound for the treatment of ADHD and is currently in Phase 3 clinical trials. In the rest of the world, the Company acquired the license to develop and commercialize NRP104. The Global Agreement contained a provision requiring Shire and New River to split the Global Agreement into two agreements, with one covering the US (the “US Agreement”) and the other covering the Rest of the World (the “ROW Agreement”). The terms of the Global Agreement were to carry over to the US Agreement and the ROW Agreement without any material or substantive changes. On March 31, 2005, the Company and New River executed the US Agreement and ROW Agreement and these two agreements, which in the aggregate are the same as the Global Agreement, have replaced and superseded the Global Agreement. The Global Agreement, the US Agreement, and the ROW Agreement are attached as Exhibits to this Form 10-Q.

The Company paid an initial sum of $50 million on signing, and there is a further $50 million due upon acceptance of the filing of the NDA by the FDA and up to $300 million in milestone payments following the first commercial sale in the US depending on the characteristics of the FDA approved product labelling. An additional $100 million milestone payment would be payable as a sales bonus upon achieving a significant sales target. A $5 million milestone payment would be payable following the first commercial sale in specified European countries.

The Company may be entitled to refunds of amounts previously paid in the event of a delayed product approval or upon FDA approval depending on the characteristics of the approved product labeling.

ADDERALL XR in Canada

On February 9, 2005, Shire announced that Health Canada had suspended sales of ADDERALL XR in Canada where sales in 2004 amounted to $7.8 million. The suspension followed Health Canada’s interpretation of adverse event data as part of routine label updating. Following the Health Canada announcement, the US Food and Drug Administration (FDA) issued a statement advising that it had been in close consultation with the Canadian authorities regarding the basis for their action. The FDA stated that it did not feel that any immediate changes were warranted in the FDA labeling or approved use of ADDERALL XR in the US based on its preliminary understanding of Health Canada’s analyses of adverse event reports and the FDA’s own knowledge and assessment of those reports. Although Shire is complying with Health Canada’s suspension request, the Company strongly disagrees with the conclusions drawn by Health Canada and has lodged an appeal and taken other actions to preserve its legal rights and options.

Generic version of ADDERALL XR

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s patents. On April 11, 2005 the Company announced that it would not sue Teva.

Shire has also been notified that Barr, Impax and Colony have submitted applications to the FDA seeking permission to market generic versions of ADDERALL XR. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

REMINYL

On March 1, 2005, the National Institute for Clinical Excellence (NICE) in England and Wales issued a preliminary Appraisal Consultation Document for consultation with stakeholders. This preliminary appraisal recommends that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales should no longer be reimbursable under the National Health Service when used by new patients. This consultation document affects REMINYL in England and Wales. Shire has submitted its views in response to the preliminary Appraisal Consultation Document issued by NICE.

The Company and Janssen Pharmaceutica NV (Janssen), part of the Johnson & Johnson Group, are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. Shire is unaware of any similar dispensing errors outside the US and REMINYL continues to be marketed outside the US under its original name for the time being.

Recent developments

Transkaryotic Therapies, Inc.

On April 21, 2005, Shire announced that it had signed a definitive agreement to acquire Transkaryotic Therapies, Inc. (TKT) in an all cash transaction. Under the terms of the acquisition agreement, TKT shareholders will receive a cash consideration of $37 per share of TKT common stock. The transaction values TKT’s share capital, as of the date of the agreement, at $1.57 billion on a fully diluted basis. For further information see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

Generic versions of AGRYLIN

AGRYLIN’s pediatric exclusivity expired in September 2004 in the US and on April 18, 2005 the FDA rejected Shire’s Citizens’ Petition, which had been filed with the FDA in August 2004. The FDA subsequently approved several generic versions of AGRYLIN and this is expected to adversely affect Shire’s future sales of this product in the US.

Research and development

Shire’s technological and R&D efforts are concentrated on treatments within its core therapeutic areas that are in late-stage development. The Company’s development resources have been directed to four projects, which are in Phase 3 of development – MTS, SPD503 (extended release formulation of GUANFACINE) and SPD465, (all for the treatment of ADHD), and SPD476 for ulcerative colitis. In addition, in January 2005, Shire entered into a collaborative agreement with New River for the commercialization of a Phase 3 compound, NRP104, for the treatment of ADHD, with the option to commercialize it for additional indications.

Following completion of the acquisition of TKT, Shire will also direct development resource towards the progression of TKT’s late-stage ERT development projects: I2S and GA-GCB.

Products in registration at March 31, 2005

MTS: Shire acquired the worldwide sales and marketing rights to MTS, a methylphenidate transdermal delivery system for the once daily treatment of ADHD, from Noven Pharmaceuticals Inc. (Noven) in February 2003. In April 2003 Noven received a “not approvable” letter from the FDA. A program has been agreed with the FDA to address issues raised in this letter and work is currently ongoing. Submission of an amendment to the original NDA is anticipated during 2005.

ADDERALL XR adolescent: In September 2004 a supplemental new drug application for the use of ADDERALL XR in the adolescent population was submitted to the FDA. It is anticipated that a response to this submission will be received during the second half of 2005.

Products in late stage development as of March 31, 2005
  SPD503 for ADHD, which is in Phase 3 development;

  SPD476 for ulcerative colitis, which is in Phase 3 development;

  SPD465 for ADHD, which is in Phase 3 development; and

  NRP104 for ADHD, which is in Phase 3 development in collaboration with New River.

Results of operations for the three months to March 31, 2005 and 2004

The results for the three months to March 31, 2004 have been restated to reflect the disposal of the vaccines business, which has been accounted for as a discontinued operation.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to March 31, 2005	3 months to March 31, 2004	Change
	$’000	$’000%

Product sales	269,444	264,594	+2
Royalties	58,323	56,145	+4
Licensing and development	3,869	1,915	+102
Other	2,057	946	+117

Total	333,693	323,600	+3

Product sales

For the three months to March 31, 2005, product sales increased 2% ($4.8 million) to $269.4 million (2004: $264.6 million) and represented 81% of total revenues (2004: 82%). The following table provides an analysis of the Company’s key product sales:

	3 months to March 31, 2005	3 months to March 31, 2004	Product sales growth	US prescription growth
	$’000	$’000%		%

CNS
ADDERALL XR	145,536	139,462	+4	+16
ADDERALL	9,409	9,414	-	n/a
CARBATROL	16,909	15,785	+7	+1

GI
PENTASA	26,220	27,247	-4	+6
COLAZIDE	2,047	1,814	+13	n/a

GP
AGRYLIN and XAGRID	31,950	38,300	-17	+5
FOSRENOL	4,897	-	n/a	n/a
CALCICHEW	8,147	8,909	-9	n/a
SOLARAZE	2,402	1,582	+52	n/a
REMINYL/RAZADYNE	2,935	2,546	+15	n/a
Other product sales	18,992	19,535	-3

	269,444	264,594	+2

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, March 2005. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

US prescriptions for the three months to March 31, 2005 were up 16% due primarily to a 2% increase in ADDERALL XR’s total share of the US ADHD market, from 23% in March 2004 to 25% in March 2005. There was a 7% increase in the total US ADHD market compared to the same period in 2004.

ADDERALL XR had a 25% share of the total US ADHD market in December 2004 and it maintained this share of the market in March 2005 despite Health Canada’s decision to suspend sales of ADDERALL XR in Canada in February 2005.

Product sales growth was lower than prescription growth for the quarter due mainly to expected wholesaler de-stocking. The wholesaler de-stocking is due to the negotiation of ‘fee for service’ agreements. These agreements, which are commonplace within the industry, change the way significant wholesale distributors are compensated by pharmaceutical manufacturers and should allow for more efficient management of inventory levels held by wholesale distributors.

Shire is continuing to work with Health Canada to review the February 2005 suspension of sales of ADDERALL XR in Canada.

ADDERALL XR’s pediatric marketing exclusivity in the US under the Hatch-Waxman regulations expired on April 11, 2005.

The Company has filed suits against Barr and Impax in connection with their seeking to market generic versions of ADDERALL XR. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

AGRYLIN and XAGRID

AGRYLIN and XAGRID sales worldwide for the three months to March 31, 2005 were $32.0 million, down 17% primarily due to wholesaler de-stocking in the quarter and provisions for returns following the announcement of the approval of generic versions of AGRYLIN shortly after the quarter end.

AGRYLIN’s pediatric exclusivity expired in September 2004 in the US. AGRYLIN gained EU approval in November 2004 and trades under the name XAGRID. The product will have up to 10 years market exclusivity in accordance with current orphan medicinal product legislation in the EU.

XAGRID was successfully launched in the UK, Germany and France. Sales of XAGRID for the three months to March 31, 2005 were $5.9 million (March 2004: $1.0 million).

PENTASA

Shire entered into a co-promotion agreement with Solvay Pharmaceuticals Inc. in February 2005 for PENTASA. US prescriptions for the three months to March 31, 2005 were up 6% as a result of the joint marketing efforts on the product.

Product sales declined 4% mainly due to wholesaler de-stocking in the three months to March 31, 2005, following the negotiation of the ‘fee for service’ agreements. These stock movements were partially offset by a September 2004 price increase.

PENTASA had an 18% share of the total US oral mesalamine/olsalazine prescription market in March 2005 (March 2004: 17%).

CARBATROL

US prescriptions for the three months to March 31, 2005 were up 1% despite limited promotion of this product by Shire during the quarter. Product sales increased by 7%. The difference between sales growth and prescription growth is due to a price increase in August 2004 and lower sales deductions partially offset by wholesaler de-stocking in 2005.

CARBATROL had a 45% share of the total US extended release carbamazepine prescription market in March 2005 (March 2004: 43%).

The Company has filed suit against Nostrum in connection with its seeking to market generic versions of CARBATROL. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Royalties

Royalty revenue increased 4% to $58.3 million for the 3 months to March 31, 2005 (2004: $56.1 million). The following table provides an analysis of Shire’s royalty income:

	3 months to March 31,	3 months to March 31,
	2005	2004	change
	$’000	$’000%

3TC	39,393	38,166	+3
ZEFFIX	6,501	6,338	+3
Others	12,429	11,641	+7

Total	58,323	56,145	+4

3TC
Royalties from 3TC for the three months to March 31, 2005 were $39.4 million, an increase of 3% compared to the three months to March 31, 2004 ($38.2 million). This was due to the continued growth in the nucleoside analogue market for HIV and the positive impact of foreign exchange movements.

Shire receives 3TC royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the three months to March 31, 2005 were $298 million (2004: $289 million).

ZEFFIX
Royalties from ZEFFIX for the three months to March 31, 2005 were $6.5 million, an increase of 3% compared to the three months to March 31, 2004 ($6.3 million). This was due mainly to the positive impact of foreign exchange movements.

Shire receives ZEFFIX royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX for the three months to March 31, 2005 were $56 million (2004: $55 million).

Other
Other royalties are primarily in respect of REMINYL (now marketed as RAZADYNE in the US), a product marketed worldwide by Janssen, with the exception of the United Kingdom and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

Sales of REMINYL/RAZADYNE, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

On March 1, 2005, the National Institute for Clinical Excellence (NICE) in England and Wales issued a preliminary Appraisal Consultation Document for consultation with stakeholders. This preliminary appraisal recommends that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales should no longer be reimbursable under the National Health Service when used by new patients. This consultation document affects REMINYL in England and Wales. Shire has submitted its views in response to the preliminary Appraisal Consultation Document issued by NICE.

The Company and Janssen Pharmaceutica NV (Janssen) are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment.

Cost of product sales
For the three months to March 31, 2005, the cost of product sales amounted to 12% of product sales (2004: 13%). The decrease is driven by a change in the product mix, with more income being generated from higher margin products.

Research and development (R&D)
R&D expenditure increased from $38.6 million in the three months to March 31, 2004 to $111.5 million in the three months to March 31, 2005. Expressed as a percentage of total revenues, R&D expenditure was 33% for the three months to March 31, 2005 (2004: 12%). This increase included an initial payment to New River of $50 million in respect of NRP104, which has been expensed in accordance with the Company’s accounting policy. The level of expenditure in the three months to March 31, 2004 was below normal levels due in part to the phasing of project spend and the restatement of R&D costs in respect of continuing operations following the disposal of the vaccines business in the second quarter of 2004. Shire’s pipeline is now well advanced with five projects in late stage development or registration.

Selling, general and administrative (SG&A)
SGA expenses increased from $132.8 million in the three months to March 31, 2004 to $171.2 million in the three months to March 31, 2005, an increase of 29%. As a percentage of product sales, SG&A expenses were 64% (2004: 50%).

3 months to March 31,	2005	2004	Change
	$M	$M	%

Sales costs	48.0	38.5	+25%
Marketing costs	69.6	50.9	+37%
Depreciation and amortization [1]	13.6	12.5	+9%
Other SG&A costs	40.0	30.9	+29%

Total SG&A costs	171.2	132.8	+29%

1 Depreciation from manufacturing plants of $0.8 million (2004: $0.6 million) is included in cost of product sales.

Sales costs and marketing costs increased as a percentage of product sales in the three months to March 31, 2004, from 15% to 18% and 19% to 26% respectively. This increase was as expected with additional costs in the three months to March 31, 2005 attributable primarily to four product launches in the first half of 2005, together with the incremental cost associated with the new FOSRENOL sales force recruited in the fourth quarter of 2004. The expected growth in new product sales from the second quarter onwards is expected to increasingly absorb these costs, which are expected to moderate over the course of the full year.

The depreciation charge for the three months to March 31, 2005 was $4.4 million (2004: $3.4 million). Amortization charges were $9.2 million for the three months to March 31, 2005 (2004: $9.1 million).

Reorganization costs

The following costs were incurred in the three months to March 31, 2005:

3 months to March 31,	2005	2004
	$M	$M

Employee severance	1.6	2.4
Relocation costs	-	0.7
Consultancy costs	0.5	-
Duplicate facilities	0.7	-
Other costs	0.1	0.7

	2.9	3.8

For further information see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Interest income and expense
For the three months to March 31, 2005, the Company received interest income of $9.7 million (2004: $4.0 million). This increase in interest income is due to higher interest rates on US cash deposits.

With the repayment of the convertible loan notes in August 2004, the Company has negligible interest expense for this quarter (2004: $2.1 million).

Other expense, net
For the three months to March 31, 2005, other expense totaled $0.1 million (2004: $4.8 million). In 2004, other expense, net was primarily attributable to the write-down of certain portfolio investments.

Taxation
The effective rate of tax for the three months to March 31, 2005 was 28% (2004: 26%). At March 31, 2005, net deferred tax assets of $81.3 million were recognized (December 31, 2004: $78.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in (losses)/earnings of equity method investees
Losses of $0.2 million were incurred for the three months to March 31, 2005 (2004: $1.0 million earnings). Earnings of $1.4 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2004: $1.0 million) were offset by the share of losses in the GeneChem and EGS Healthcare Funds of $1.6 million (2004: $nil).

Discontinued operations
During the quarter a provision for $3.1 million, recorded in 2004 as part of the sale of the vaccines business to IDB, was released and this positively impacted net income for the quarter. This adjustment arose from the finalization of the working capital agreement with IDB. For further information of this transaction see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and capital resources

General
The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing of tax payments and the continuing cash generated from sales of Shire’s key products.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property, and as a result may need cash funding for litigation expenses incurred.

The Company ordinarily finances its activities through cash generated from operating activities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

In April the Company signed a definitive agreement to acquire TKT in an all cash transaction for approximately $1.6bn. The current intention is that the cash consideration for the acquisition and ongoing cash requirements for Shire after completion of the acquisition will be met out of the current cash resources of the enlarged group, together with a new debt facility of $500 million. The facility has a term of 364 days, extendable at Shire’s option prior to maturity for a further six months.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, the cost of acquiring TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the above-mentioned debt facility and possibly through new borrowings and the proceeds of sales of its equity securities if necessary.

Sources and uses of cash
The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	$’000	$’000

Cash and cash equivalents	1,141,090	1,111,477
Restricted cash	20,688	21,627
Short-term investments	315,702	324,411

Gross cash funds, including restricted cash	1,477,480	1,457,515
Total debt	(116)	(116)

Net cash funds	1,477,364	1,457,399

Cash flow activity
Net cash provided by operating activities for the three months to March 31, 2005 was $6.3 million compared to $132.0 million for the three months to March 31, 2004. The reduction in cash generation is primarily due to lower income from continuing operations in the quarter, the $50 million upfront payment to New River and the timing of working capital payments.

Net cash provided by investing activities was $8.5 million in the three months to March 31, 2005. Proceeds of $60 million for the redemption by IDB of it subscription receipts and $8.3 million of decreases in short-term investments and restricted cash were offset primarily by loans made to IDB of $20.4 million, capital expenditure on property, plant and equipment of $20.0 million and a $19.0 million final payment in respect of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004. Capital expenditure on property, plant and equipment included $10.6 million leasehold building improvements and $2.1 million on computer equipment for the new Shire US headquarters at Wayne, $2.9 million on software purchases at the Basingstoke Head Office, $2.7 million of factory construction work and $0.7 million of plant equipment for Shire Manufacturing Inc. in the US.

Net cash provided by investing activities was $11.8 million in the three months to March 31, 2004. This was primarily due to the reduction of $16.8 million of cash placed on short-term deposit and a reduction to restricted cash of $3.3 million partially offset by $8.3 million of net capital expenditure on long-term investments and property, plant and equipment.

The Company’s financing activities for the three months to March 31, 2005 and March 31, 2004 provided $16.4 million (2004: $3.0 million), relating to the exercise of employee stock options.

Cash requirements

Aggregate contractual obligations

Contractual obligations
As of March 31, 2005 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2004 Form 10-K as follows:

Interests in companies and partnerships
As of March 31, 2005, the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $20.2 million (December 31, 2004: $22.0 million) of which $12.4 million is committed to in 2005 and a further $7.8 million could be payable in 2005, depending on the timing of capital calls.

Manufacturing facility
The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production of FOSRENOL. The Company has committed to spend a further $3.1 million by the end of 2005 and has an additional commitment of $3.4 million for the design and construction of a technology center at Owings Mills, Maryland, which is expected to be incurred in 2005.

Wayne, Pennsylvania fit out
The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. At March 31, 2005 the Company had an outstanding commitment of $9.2 million.

REMINYL
During the three months to March 31, 2005 the Company paid the remaining $19 million due in connection with the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004.

IDB
As part of the sale of the vaccines business on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As of March 31, 2005 IDB had drawn down $77.2 million under the facility leaving an outstanding commitment of $22.8 million.

Other
The Company has assumed that other long-term liabilities, which comprise primarily insurance provisions ($10.0 million), SERP liabilities ($2.9 million) and long-term bonuses ($1.2 million), are due before 2008.

In addition to contractual obligations referred to above the Company has certain milestones and other commitments. The most significant are as follows:

NRP104
In connection with the Company’s collaboration with New River to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of milestones. In addition to the $50 million upfront payment expense as an R&D cost in the period, $50 million is due to be paid upon the US Food and Drug Administration’s (FDA’s) acceptance of filing of the New Drug Application (NDA); up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labelling; $100 million as a sales bonus on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets.

MTS
In connection with the Company’s purchase of MTS in 2003, the Company has an obligation to make certain payments on the achievement of milestones. The Company is committed to pay $50 million upon regulatory approval of the product and to make milestone payments of up to $75 million, which are linked to future sales performance. The Company expects to resubmit MTS to the FDA for approval in 2005.

FOSRENOL patent rights
In connection with the Company’s purchase of the global patents for FOSRENOL, Shire will pay AnorMED Inc. $6 million when it is approved in the relevant European countries and $6 million upon receipt of regulatory approval in Japan.

Other R&D commitments
As of March 31, 2005, the Company had commitments of $9.7 million on achievement of specified milestones.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk exposure since December 31, 2004. Item 7A of the Company’s Annual Report on Form 10-K for the year to December 31, 2004 contains a detailed discussion of the Company’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

As of March 31, 2005, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There are various legal proceedings brought by and against the Company that are discussed in the Company’s Annual Report on Form 10-K for the year to December 31, 2004. A summary of and material updates to the proceedings discussed in the Company’s Annual Report on Form 10-K are set forth below. There is no assurance that the Company will be successful in these proceedings and if it is not there may be a material impact on the Company’s results and financial position.

ADDERALL XR

(a) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the '819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr was also seeking permission to market Barr’s ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

(b) Impax Laboratories, Inc.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30 mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA product infringes the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5 mg, 10 mg, 15 mg, 20 mg and 25 mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases.

(c) Colony Pharmaceuticals Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Colony.

(d) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10 mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has decided not to sue Teva.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. In respect of Barr’s and Impax’s ANDAs, the lawsuits triggered stays of final FDA approval of up to 30 months from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notice letters. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions before the earlier of the expiration of the respective stays (Barr - February 2006; Impax - May 2006 in the case of the 30 mg strength and June 2007 in the case of the 5 mg, 10 mg,15 mg, 20 mg and 25 mg strengths) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA and upon expiry of any exclusivity that Barr may hold.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

The Hatch-Waxman marketing exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300 mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed a complaint in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the Complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum was also seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Oral argument has been set by the Court for May 31, 2005. The case is now in the expert discovery phase. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail in the Nostrum suit, then Nostrum could be in a position to market its 300 mg extended-release carbamazepine product upon FDA final approval of its ANDA.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. EXHIBITS

Exhibits

10.1* Collaboration Agreement, dated January 31, 2005 by and among Shire LLC, Shire Pharmaceuticals plc and New River Pharmaceuticals Inc. (providing for the division of the agreement into two separate agreements: one relating to the United States and the other relating to the world, excluding the United States).

10.2* United States Collaboration Agreement, dated March 31, 2005 by and among Shire LLC, Shire Pharmaceuticals plc and New River Pharmaceuticals Inc. (being the agreement noted in Exhibit 10.1 relating to the United States).

10.3* ROW Territory License Agreement, dated March 31, 2005 by and among Shire Pharmaceuticals Ireland Limited, Shire Pharmaceuticals plc and New River Pharmacuticals Inc. (being the agreement noted in Exhibit 10.1 relating to the world, excluding the United States).

31.1 Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2 Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32 Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC (Registrant)

Date: May 9, 2005

	By:	/s/ Matthew Emmens

Matthew Emmens
Chief Executive Officer

Date: May 9, 2005

	By:	/s/ Angus Russell

Angus Russell
Chief Financial Officer

Exhibit Index
Exhibit No.	Description

10.*1	Collaboration Agreement, dated January 31, 2005 by and among Shire LLC, Shire Pharmaceuticals plc and New River Pharmaceuticals Inc. (providing for the division of the agreement into two separate agreements: one relating to the United States and the other relating to the world, excluding the United States).

10.2*	United States Collaboration Agreement, dated March 31, 2005 by and among Shire LLC, Shire Pharmaceuticals plc and New River Pharmaceuticals Inc. (being the agreement noted in Exhibit 10.1 relating to the United States).

10.3*	ROW Territory License Agreement, dated March 31, 2005 by and among Shire Pharmaceuticals Ireland Limited, Shire Pharmaceuticals plc and New River Pharmaceuticals Inc. (being the agreement noted in Exhibit 10.1 relating to the world, excluding the United States).

31.1	Certification of Matthew Emmens pursuant to Rule 13a-14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a-14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.