Form 10-Q
period 2005-06-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2005-08-05
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Yes [X]        No [  ]

As of July 29, 2005, the number of outstanding ordinary shares of the Registrant was 493,004,145.

SHIRE PHARMACEUTICALS GROUP PLC
Form 10-Q for the three months to June 30, 2005
Table of contents

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4

Condensed Consolidated Statements of Operations for the three months and six months to June 30, 2005	6
and June 30, 2004

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months to June 30, 2005	8

Condensed Consolidated Statements of Comprehensive Income for the three months and six months to	9
June 30, 2005 and June 30, 2004

Condensed Consolidated Statements of Cash Flows for the six months to June 30, 2005 and June 30, 2004	10

Notes to the Condensed Consolidated Financial Statements	12

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	46
ITEM 4. Controls and Procedures	46

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	46
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 3. Defaults Upon Senior Securities	49
ITEM 4. Submission of Matters to a Vote of Security Holders	49
ITEM 5. Other Information	51
ITEM 6. Exhibits	52

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, the impact of competitive products, including, but not limited to, the impact of those on Shire's Attention Deficit and Hyperactivity Disorder (ADHD) franchise, patents, including but not limited to, legal challenges relating to Shire's ADHD franchise, government regulation and approval, including but not limited to Health Canada's suspension of ADDERALL XR® sales in Canada and the expected product approval dates of MTS (METHYPATCH) (ADHD), SPD503 (ADHD), SPD465 (ADHD), SPD476 (ulcerative colitis) and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Agency in the United States, Shire’s ability to benefit from its acquisition of Transkaryotic Therapies Inc. (TKT), Shire's ability to secure new products for commercialization and/or development and other risks and uncertainties detailed from time to time in Shire's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year to December 31, 2004.

The following are trademarks of Shire Pharmaceuticals Group plc or its subsidiaries, which are the subject of trademark registrations in certain countries.

ADDERALL XR® (mixed salts of a single-entity amphetamine product)
ADDERALL® (mixed salts of a single-entity amphetamine product)
AGRYLIN® (anagrelide hydrochloride)
CALCICHEW® (range (calcium carbonate with or without vitamin D3))
CARBATROL® (carbamazepine)
COLAZIDE® (balsalazide)
EQUETRO™ (carbamazepine)
FOSRENOL® (lanthanum carbonate)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
SOLARAZE® (3%, gel diclofenac sodium (3%w/w))
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

* Referred to as MTS in this Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	June 30, 2005 $’000	December 31, 2004 $’000

ASSETS
Current assets:
Cash and cash equivalents		1,502,179	1,111,477
Restricted cash		21,943	21,627
Short-term investments		76,486	324,411
Accounts receivable, net	(3)	246,611	222,546
Inventories	(4)	47,677	41,230
Deferred tax asset		59,722	70,387
Prepaid expenses and other current assets	(5)	65,276	137,271

Total current assets		2,019,894	1,928,949

Investments		56,835	63,267
Property, plant and equipment, net		153,766	131,351
Goodwill		220,450	235,396
Other intangible assets, net	(6)	280,441	309,297
Deferred tax asset		27,804	7,724
Other non-current assets		39,567	38,895

Total assets		2,798,757	2,714,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	(7)	321,813	311,231
Loan facility	(2)	13,252	43,162
Other current liabilities	(8)	89,861	77,558

Total current liabilities		424,926	431,951

Long-term debt	(9)	116	116
Other non-current liabilities		32,728	32,159

Total liabilities		457,770	464,226

Commitments and contingencies	(10)

     SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	June 30, 2005 $’000	December 31, 2004 $’000

Shareholders’ equity:
Common stock, 5p par value; 800,000,000 shares authorized;
492,648,235 (2004: 484,916,034) shares issued and outstanding		40,666	40,064
Exchangeable shares: 2,403,000 (2004: 4,226,476) shares issued
and outstanding		111,233	195,830
Treasury stock		(182)	(264)
Additional paid-in capital		1,176,390	1,072,407
Accumulated other comprehensive income		84,604	131,939
Retained earnings		928,276	810,677

Total shareholders’ equity		2,340,987	2,250,653

Total liabilities and shareholders’ equity		2,798,757	2,714,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to June 30, 2005 $’000	3 months to June 30, 2004 $’000	6 months to June 30, 2005 $’000	6 months to June 30, 2004 $’000

Revenues:
Product sales		351,555	255,280	620,999	519,874
Royalties		62,564	57,657	120,887	113,802
Licensing and development		2,714	5,482	6,583	7,397
Other revenues		7,763	2,541	9,820	3,487

Total revenues		424,596	320,960	758,289	644,560

Costs and expenses:
Cost of product sales		41,945	26,984	75,278	61,077
Research and development		65,457	47,375	176,989	86,001
Selling, general and administrative		173,554	118,220	344,763	251,058
Intangible asset impairment		3,000	-	3,000	-
Reorganization costs	(2)	-	18,167	2,878	21,980

Total operating expenses		283,956	210,746	602,908	420,116

Operating income	(12)	140,640	110,214	155,381	224,444

Interest income		11,267	4,375	20,992	8,404
Interest expense		(1,184)	(2,101)	(1,199)	(4,227)
Other income, net		802	14,081	736	9,262

Total other income, net		10,885	16,355	20,529	13,439

Income from continuing operations before
income taxes and equity in earnings of equity		151,525	126,569	175,910	237,883
method investees
Income taxes		(36,295)	(38,226)	(43,098)	(67,228)
Equity in earnings of equity method investees		924	1,170	719	2,218

Income from continuing operations		116,154	89,513	133,531	172,873
Loss from discontinued operations		-	(11,349)	-	(20,135)
(Loss)/gain on disposition of discontinued		-	(44,157)	3,125	(44,157)
operations

Net income		116,154	34,007	136,656	108,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Notes	3 months to June 30, 2005		3 months to June 30, 2004		6 months to June 30, 2005		6 months to June 30, 2004

Earnings per share - basic	(11)
Income from continuing operations		23.2	c	18.1	c	26.8	c	34.9	c
Loss from discontinued operations		-		(2.3	c)	-		(4.1	c)
(Loss)/gain on disposition of discontinued
operations		-		(8.9	c)	0.6	c	(8.9	c)

Net income		23.2	c	6.9	c	27.4	c	21.9	c

Earnings per share - diluted	(11)
Income from continuing operations		23.0	c	17.9	c	26.5	c	33.9	c
Loss from discontinued operations		-		(2.3	c)	-		(3.9	c)
(Loss)/gain on disposition of discontinued
operations		-		(8.8	c)	0.6	c	(8.5	c)

		23.0	c	6.8	c	27.1	c	21.5	c

Weighted average number of shares:
Basic		499,664,524		496,074,144		499,333,386		495,896,175
Diluted		504,030,518		499,241,832		503,862,040		517,822,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares $’000	Ordinary Shares No. of shares 000 ’s	Exchange- able shares $’000	Exchange- able shares No. of shares 000’s	Treasury stock $’000	Additional paid-in capital $’000	Accumu- lated other compre- hensive income $’000	Retained earnings $’000	Total share- holders’ equity $’000

As of January 1,
2005	40,064	484,916	195,830	4,226	(264)	1,072,407	131,939	810,677	2,250,653

Net income for the
period	-	-	-	-	-	-	-	136,656	136,656

Foreign currency
translation	-	-	-	-	-	-	(38,429)	-	(38,429)

Exchange of
exchangeable
shares	389	5,470	(84,597)	(1,823)	-	84,208	-	-	-

Options exercised	213	2,262	-	-	-	18,251	-	-	18,464

Stock option
compensation	-	-	-	-	-	96	-	-	96

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	1,428	-	-	1,428

Re-issuance of
treasury stock	-	-	-	-	82	-	-	-	82

Unrealized losses
on available-for-
sale securities	-	-	-	-	-	-	(8,906)	-	(8,906)

Dividends	-	-	-	-	-	-	-	(19,057)	(19,057)

As of June 30,
2005	40,666	492,648	111,233	2,403	(182)	1,176,390	84,604	928,276	2,340,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

One Shire exchangeable share can be exchanged at any time for either 3 Shire ordinary shares or one Shire ADS.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	3 months to June 30, 2005 $’000	3 months to June 30, 2004 $’000	6 months to June 30, 2005 $’000	6 months to June 30, 2004 $’000

Net income	116,154	34,007	136,656	108,581

Other comprehensive income:
Foreign currency translation adjustments	(28,546)	(9,231)	(38,429)	(8,448)
Unrealized holding losses on available-for-sale securities	(2,427)	(10,005)	(8,906)	(7,433)

Comprehensive income	85,181	14,771	89,321	92,700

The components of accumulated other comprehensive income as of June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005 $’000	December 31, 2004 $’000

Foreign currency translation adjustments	79,793	118,222
Unrealized holding gain on available-for-sale securities	4,811	13,717

Accumulated other comprehensive income	84,604	131,939

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	6 months to June 30, 2005 $’000	6 months to June 30, 2004 $’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	133,531	172,873
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization:
Cost of goods	1,721	1,284
SG&A	27,841	25,583
Increase in provision for sales deductions	20,441	25,342
Stock option compensation	96	98
Movement in deferred taxes	(9,411)	(7,232)
Equity in earnings of equity method investees	(719)	(2,218)
Write-down of long-term assets	10,461	8,453
Gain on sale of long-term assets	(16)	(14,883)
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(27,789)	23,672
Increase in inventory	(6,500)	(6,754)
Decrease/(increase) in prepayments and other current assets	8,360	(13,467)
(Increase)/decrease in other assets	(672)	12,155
Increase in accounts and notes payable and other liabilities	38,348	7,511
Decrease in deferred revenue	(7,831)	(551)
Cash flows used in discontinued operations	(362)	(16,190)

Net cash provided by operating activities	187,499	215,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in short-term investments	243,989	31,972
Movements in restricted cash	(316)	(1,770)
Loans made to ID Biomedical Corporation (IDB)	(29,910)	-
Purchase of long-term investments	(7,538)	(5,514)
Purchase of intangible assets	(19,962)	(12,000)
Purchase of property, plant and equipment	(44,157)	(13,961)
Proceeds from sale of long-term investments	-	26,733
Proceeds from sale of property, plant and equipment	68	400
Proceeds from redemption of IDB subscription receipts	60,000	-
Additional proceeds from sale of the vaccines business	2,236	7,659
Distribution from long-term investments	-	1,202
Dividends received from investments	2,420	1,834
Cash flows used in discontinued operations	-	(12,715)

Net cash provided by investing activities	206,830	23,840

SHIRE PHARMACEUTICALS GROUP PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	6 months to June 30, 2005 $’000	6 months to June 30, 2004 $’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases	-	(135)
Proceeds from exercise of options	18,464	5,351
Tax benefit of stock option compensation, charged directly to equity	1,428	-
Proceeds from issue of common stock, net	-	326
Payment of dividend	(19,057)	-
Cash flows used in discontinued operations	-	-

Net cash provided by financing activities	835	5,542

Effect of foreign exchange rate changes on cash and cash equivalents from
continuing operations	(4,462)	(1,280)
Cash flows used in discontinued operations	-	(10)

Net increase in cash and cash equivalents	390,702	243,768
Cash and cash equivalents at beginning of period	1,111,477	1,063,362

Cash and cash equivalents at end of period	1,502,179	1,307,130

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

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

(c) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire stock at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has included in these interim financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

As of June 30, 2005, the Company had six stock-based employee compensation plans, which are described more fully in the Company’s 2004 Form 10-K.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	3 months to June 30, 2005 $’000	3 months to June 30, 2004 $’000	6 months to June 30, 2005 $’000	6 months to June 30, 2004 $’000

Net income, as reported	116,154	34,007	136,656	108,581
Add:
Stock-based employee compensation charge
included in reported net income, net of related tax	47	98	96	98
effects
Deduct:
Total stock-based employee compensation
expense determined under fair value based	(6,384)	(9,713)	(11,558)	(18,593)
method for all awards

Pro forma net income	109,817	24,392	125,194	90,086

Earnings per share
Basic – as reported	23.2c	6.9c	27.4c	21.9c
Basic – pro forma	22.0c	4.9c	25.1c	18.2c
Diluted – as reported	23.0c	6.8c	27.1c	21.5c
Diluted – pro forma	22.0c	4.9c	25.1c	18.0c

(d) Accounting pronouncements adopted during the period

EITF 05-06

In June 2005 the Emerging Issues Task Force (EITF) reached consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" (EITF 05-6). EITF 05-6 requires leasehold improvements acquired in a business combination to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. Additionally, the Issue requires improvements placed in service significantly after and not contemplated at or near the beginning of the lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective immediately. The adoption of EITF 05-6 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(e) New accounting pronouncements to be adopted in future periods

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

SFAS 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No.123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from January 1, 2006. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 1(c) above show the impact of the Company adopting SFAS No. 123R in prior periods. The Company will adopt the modified-retrospective method.

SFAS 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 153

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS No. 153), which amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company can not determine the impact of SFAS No. 154 as it depends upon future changes to accounting principles.

2. Reorganizations

(a) North American site consolidation

As previously disclosed, Shire began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to 4, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $48.5 million in 2004, (of which $22.0 million was in the six months to June 30, 2004), $2.9 million in the six months to June 30, 2005 and estimates further reorganization costs of approximately $9 million relating to the cost of duplicate facilities following the planned closure of the Newport site in the second half of 2005. The site consolidation is expected to be complete by the end of 2005.

The primary costs associated with the site consolidation include:

  severance costs relating to 138 employees;

  retention payments to key employees;

  relocation costs relating to 85 employees who relocated to Wayne, Pennsylvania;

  costs of duplicate facilities (including lease exit costs); and

  other incremental costs associated with the site closures, such as legal and consultancy costs, the write down of property, plant and equipment and information technology costs.

In the 18 months to June 30, 2005, 135 employees had left the Company. The cost of the employee severance has been ratably recognized over the period from the communication date to the termination date. In addition, all 85 of those employees who had agreed to relocate have relocated. The cost of relocation was recorded in the financial statements as it was incurred.

The following table presents the cost of the reorganization recorded to date and the total estimated costs of the reorganization. Management believes that the presentation of the reorganization costs to date, including those recorded in the 12 months to December 31, 2004, may be useful. After the reorganization is finalized and actions are completed, the Company will continue to update its reorganization accruals based on changes in estimates.

	6 months to June 30, 2005 $m	12 months to December 31, 2004 $m	18 months to June 30, 2005 $m	Total estimated costs $m

Employee severance	1.6	20.0	21.6	22.0
Relocation costs	-	13.8	13.8	13.8
Write-off of property, plant and equipment	-	1.2	1.2	1.2
Consultancy costs	0.5	2.9	3.4	3.4
Duplicate facilities	0.7	5.1	5.8	14.5
Information technology costs	-	2.1	2.1	2.1
Other costs	0.1	3.4	3.5	3.5

	2.9	48.5	51.4	60.5

The charges have been reflected within reorganization costs in the statement of operations and are solely within the Pharmaceutical Products reporting segment.

	3 months to June 30, 2005 $m	3 months to June 30, 2004 $m	6 months to June 30, 2005 $m	6 months to June 30, 2004 $m

Employee severance	-	7.5	1.6	9.9
Relocation costs	-	7.2	-	7.9
Consultancy costs	-	-	0.5	-
Duplicate facilities	-	-	0.7	-
Other costs	-	3.5	0.1	4.2

	-	18.2	2.9	22.0

As noted above, certain of the costs associated with the reorganization will be paid in subsequent periods, a portion of which are reflected as accrued expenses and other non-current liabilities. The following provides a reconciliation of the liability to date:

	Opening liability $m	Costs recorded in 3 months to June 30, 2005 $m	Utilization in 3 months to June 30, 2005 $m	Closing liability $m

Employee severance	2.1	-	(0.9)	1.2
Relocation costs	1.7	-	(0.4)	1.3
Duplicate facilities	2.2	-	(0.2)	2.0

	6.0	-	(1.5)	4.5

Current liabilities (Note 7)	3.8	1.6	(1.5)	3.9
Other long-term liabilities	2.2	(1.6)	-	0.6

	6.0	-	(1.5)	4.5

The employee severance and relocation costs will be paid in 2005. The duplicate facilities will be paid for over the remaining life of the relevant lease, which is due to terminate in 2009.

(b) Disposal of the vaccines business

On September 9, 2004 the Company completed its disposal of the vaccines business to ID Biomedical Corporation (IDB). The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of completion and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. If, prior to January 10, 2005, IDB were to raise up to $60 million from equity related issuances, then it was required under the terms of the sale agreement to redeem the subscription receipts from Shire for $60 million. Accordingly, following the completion of such a fund raising on January 7, 2005, IDB redeemed the subscription receipts from Shire for $60 million in cash.

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

The combined drawings of the two components of the loan facility cannot exceed $100 million. As of June 30, 2005, IDB had drawn down $86.7 million, $57.3 million for injectable flu development and $29.4 million for pipeline development. As of June 30, 2005 $13.3 million of the loan facility remains undrawn.

The transaction gave rise to an overall loss on disposition of the vaccines business of $41.1 million recorded as a loss on disposition at completion in 2004 of $44.2 million and a subsequent provision release of $3.1 million being recognized during the six months to June 30, 2005. This net loss on disposal of $41.1 million comprises a gain on disposal of net assets of $28.9 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision was made on the basis that those loan repayments based solely on future sales of flu and pipeline products in development provided no certainty of recovery.

3. Accounts receivable, net

Trade receivables at June 30, 2005 of $246.6 million (December 31, 2004: $222.5 million), are stated net of a provision for doubtful accounts and sales discounts of $9.2 million (June 30, 2004: $7.4 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:
	2005	2004
	$’000	$’000

As at January 1,	4,264	7,853
Charged to operations	27,022	18,319
Utilization	(22,048)	(18,748)

As at June 30,	9,238	7,424

4. Inventories
	June 30	December 31
	2005	2004
	$’000	$’000

Finished goods	24,068	22,349
Work-in-process	12,879	11,831
Raw materials	10,730	7,050

	47,677	41,230

5. Prepaid expenses and other current assets

	June 30,	December 31,
	2005	2004
	$’000	$’000

Prepaid expenses	16,179	31,401
Subscription receipts (see Note 2)	-	60,000
Cash held in escrow (see Note 2)	30,000	30,000
Supplemental Executive Retirement Plan (SERP) investment	1,784	1,784
Other current assets	17,313	14,086

	65,276	137,271

6. Other intangible assets, net

	June 30,	December 31,
	2005	2004
	$’000	$’000

Intellectual property rights acquired	528,698	543,969
Less: Accumulated amortization	(248,257)	(234,672)

	280,441	309,297

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 “Goodwill and Other Intangible Assets”, have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at June 30, 2005 will be approximately $40 million for each of the five years to June 30, 2010. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

7. Accounts payable and accrued expenses

	June 30, 2005 $’000	December 31, 2004 $’000

Trade accounts payable	21,872	35,008
Accrued rebates - Medicaid	92,386	84,758
Accrued rebates - Managed care	19,210	14,667
Sales return reserve	27,974	22,530
Accrued bonuses	22,137	23,171
Accrued coupons	14,535	15,869
R&D accruals	10,362	10,924
Marketing accrual	28,993	26,095
Deferred revenue	9,619	14,472
Reorganization accrual (see Note 2)	3,920	1,936
Other accrued expenses	70,805	61,801

	321,813	311,231

8. Other current liabilities
	June 30, 2005 $’000	December 31, 2004 $’000

Income taxes payable	50,516	12,597
Deferred payments	-	18,980
SERP	1,904	1,904
Other accrued liabilities	37,441	44,077

	89,861	77,558

During the six months to June 30, 2005 the Company paid the remaining $19 million due in connection with the acquisition in 2004 of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland.

9. Long-term debt

On July 27, 2005, Shire completed its acquisition of Transkaryotic Therapies Inc. (TKT) in an all-cash transaction at $37 per outstanding TKT share, or approximately $1.6 billion.

In connection with the acquisition of TKT, described in note 13 below, Shire and certain members of the Shire Group entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Bank PLC, Citicorp International Plc, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and together with Facility A, the “Facilities”). Shire has agreed to act as guarantor for any of its subsidiaries that borrows under the Facilities Agreement.

Facility A may be used for general corporate purposes, including financing the purchase price and other costs with respect to the acquisition of TKT (including refinancing TKT’s existing indebtedness). Facility B may be used only for financing certain milestone payments due under the agreement between Shire, and inter alia, New River Pharmaceuticals Inc., dated January 31, 2005.

Facility A terminates on June 15, 2008 and Facility B terminates on June 14, 2006. At Shire’s request, the Lenders may agree to successive annual extensions of Facility B, but not beyond the maturity date of Facility A. Alternatively, Shire has the right to draw Facility B or convert existing loans under Facility B into a term loan with the same maturity date as Facility A.

The availability of loans under each of the Facilities is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The Facilities include representations and warranties, covenants and events of default, including requirements that Shire’s ratio of Net Debt to EBITDA (as defined in the Facilities Agreement) not exceed 3.0 to 1 and that the ratio of EBITDA to Net Interest be not less than 4.0 to 1, both in respect of the most recently ended fiscal year, and limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans and giving of guarantees.

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.35 to 0.65 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement). Shire shall also pay fees equal to 35 per cent per annum of the applicable margin on available commitments under Facility A for the availability period applicable to Facility A and 20 per cent per annum of the applicable margin on available commitments under Facility B for the availability period applicable to Facility B in respect of the period prior to January 1, 2007, and 30 per cent per annum of the applicable margin thereafter. Interest on overdue amounts under the Facilities will accrue at a rate which is one percent higher than the rates otherwise applicable to the loans under the Facilities.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be cancelled, all or part of the loans, together with accrued interest and all other amounts accrued or outstanding may be immediately due and payable and all or part of the loans may become payable on demand. Events of default under the Facilities include: (i) non-payment of any amounts due under the Facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults under, other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of the group, (vii) certain ERISA breaches which would have a material adverse effect, (viii) change of control of a subsidiary of Shire that is a party to the Facilities Agreement, or (ix) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facility Agreement to perform their obligations or they repudiate the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement).

There is a 90 day grace period for events of default relating to TKT.

The Facilities Agreement is governed by English law.

10. Commitments and contingencies

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as of June 30, 2005:

Operating leases
$’000

2005	6,442
2006	14,661
2007	13,832
2008	12,307
2009	10,282
2010	7,844
Thereafter	38,129

103,497

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2015. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $9.6 million for the six months to June 30, 2005 (2004: $6.2 million).

During the six months to June 30, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed an eleven-year operating lease on a property in Wayne, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of this lease. The future minimum lease payments under the lease agreement are $34.4 million in aggregate.

(ii) Restricted cash in respect of leases

At June 30, 2005 the Company had $5.4 million of restricted cash held as collateral for certain equipment leases (December 31, 2004: $5.3 million).

(b) Letters of credit and guarantees

As of June 30, 2005, the Company had an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $15.0 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit.

(c) Commitments

(i) Interests in companies and partnerships
The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.2 million (December 31, 2004: $22.0 million) of which $8.3 million is committed to be paid in 2005 and a further $3.5 million could be payable in 2005, depending on the timing of capital calls.

(ii) Manufacturing facility
The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production and packaging of additional strategic products. The Company has committed to spend a further $1.0 million by the end of 2005 and has an additional commitment of $3.0 million for the design and construction of a technology center at Owings Mills, which is expected to be incurred in 2005.

(iii) Wayne, Pennsylvania fit out
The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. As of June 30, 2005, the Company had an outstanding commitment of $2.4 million which is expected to be incurred in 2005.

(iv) NRP104
In connection with the Company’s collaboration with New River Pharmaceuticals Inc. (New River) to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones:

$50 million upon the US Food and Drug Administration’s (FDA’s) acceptance of filing of the New Drug Application (NDA); up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labelling; $100 million as a sales bonus on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. An upfront payment of $50 million was expensed as an R&D cost during the first quarter of 2005. Regulatory submission is currently expected to be in the last quarter of 2005.

(v) MTS
In connection with the Company’s purchase of MTS in 2003, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon regulatory approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. Regulatory approval is currently expected to be in the last quarter of 2005.

(vi) FOSRENOL patent rights
In connection with the Company’s purchase of the global patents for FOSRENOL, Shire now owns the FOSRENOL patents in the US and throughout the world (excluding Europe and Japan) and has agreed to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries for the assignment of the European patents and $6 million upon receipt of regulatory approval in Japan for the Japanese patents.

(vii) Other R&D commitments
As of June 30, 2005, the Company had commitments of $9.7 million on achievement of specified milestones.

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

ADDERALL XR

(a) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

(b) Impax Laboratories, Inc.

In November 2003, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA product infringes the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases.

(c) Colony Pharmaceuticals Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(d) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals USA, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended it's ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of ADDERALL XR prior to the expiration of the '819 and '300 Patents. Shire has chosen not to sue Teva.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. In respect of Barr’s and Impax’s ANDAs, the lawsuits triggered stays of final FDA approval of up to 30 months from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notice letters. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions of ADDERALL XR before the earlier of the expiration of the respective stays (Barr - February 2006; Impax - May 2006 in the case of the 30mg strength and June 2007 in the case of the 5mg, 10mg,15mg, 20mg and 25mg strengths) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA and upon expiry of any exclusivity that Barr may hold. The FDA may grant 180 days of generic market exclusivity to the “first to file”.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

The Hatch-Waxman exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Summary judgment arguments were presented to the Court on July 15, 2005. The Court ruled during the hearing that Nostrum's motion for summary judgment was denied. Expert discovery will now continue. The Court will also set a new discovery and pretrial schedule. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.

TKT

Shire completed its acquisition of TKT on July 27, 2005. In its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2005, TKT described certain legal proceedings to which it is a party.

11. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	$’000	$’000	$’000	$’000

Income from continuing operations	116,154	89,513	133,531	172,873
Loss from discontinued operations, net of tax	-	(11,349)	-	(20,135)
(Loss)/gain on disposition of discontinued operations	-	(44,157)	3,125	(44,157)

Numerator for basic earnings per share	116,154	34,007	136,656	108,581
Interest charged on convertible debt, net of tax	-	-	1	2,666

Numerator for diluted earnings per share	116,154	34,007	136,657	111,247

Weighted average number of shares:	No. of shares	No. of shares	No. of shares	No. of shares

Basic	499,664,524	496,074,144	499,333,386	495,896,175
Effect of dilutive shares:
Stock options	4,135,344	3,115,296	4,287,982	3,460,629
Warrants	224,894	52,392	234,916	94,742
Convertible debt	5,756	-	5,756	18,370,564

	4,365,994	3,167,688	4,528,654	21,925,935

Diluted	504,030,518	499,241,832	503,862,040	517,822,110

The share options and convertible debt not included within the calculation of the diluted weighted average number of shares, (due to their exercise prices exceeding the Company’s average share price during the calculation period), are shown below:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	$’000	$’000	$’000	$’000

Share options	6,899,222	17,996,604	6,907,099	14,566,902
Convertible debt	-	18,370,564	-	-

	6,899,222	36,367,168	6,907,099	14,566,902

12. Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Shire sells a number of pharmaceutical products in multiple geographic markets across the world. The Company is continuously looking to develop and replenish its pharmaceutical product pipeline and has continued to focus on meeting the needs of the specialist physician in targeting therapeutic areas within its strategic aim.

In previous reporting periods, the Company’s internal management reporting structure was based on a combination of geography and function. As a result the Company provided segment information, which showed geographic sales and costs for the US and International sales and marketing businesses, R&D costs and a Corporate segment which included corporate costs and royalty income.

Following a restructuring of operational management into therapeutic areas, management has re-evaluated and amended its internal reporting structures giving rise to a change in reporting segments of the business.

Effective January 1, 2005, Shire’s internal management reporting structures have been changed to show two segments, Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises three therapeutic areas, central nervous system (CNS), gastro-intestinal (GI) and general products (GP) and all products have been aggregated for reporting purposes within this segment.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new, current period presentation.

The Pharmaceutical Products segment represents the Company’s commercial operations and costs in respect of products currently promoted and sold together with costs of developing projects for future commercialization. The Royalties segment represents royalties earned from the out-licensing of products to third parties. These projects have been developed and commercialized by the third party and royalties are being received on the sale of the commercialized product. ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures. Costs have not been allocated to Royalties below as the magnitude of the costs incurred in respect of managing this segment is small and the internal reporting consequently does not allocate costs to this segment. Assets that are directly attributable to the Royalty segment have been separately disclosed from the Pharmaceutical Products segment.

Shire’s reportable segments for periods to June 30, 2004 and 2005 are as follows:

3 months to June 30, 2005	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	351,555	-	351,555	-	351,555
Royalties	-	62,564	62,564	-	62,564
Licensing and development	-	-	-	2,714	2,714
Other revenues	-	-	-	7,763	7,763

Total revenues	351,555	62,564	414,119	10,477	424,596

Cost of product sales	41,945	-	41,945	-	41,945
Research and development	63,967	-	63,967	1,490	65,457
Selling, general and administrative	153,475	-	153,475	-	153,475
Depreciation and amortization (1)	20,079	-	20,079	-	20,079
Intangible asset impairment	3,000		3,000	-	3,000

Total operating expenses	282,466	-	282,466	1,490	283,956

Operating income	69,089	62,564	131,653	8,987	140,640

Total assets	2,739,945	58,812	2,798,757	-	2,798,757
Long-lived assets	778,863	-	778,863	-	778,863
Capital expenditure on long-lived assets	29,952	-	29,952	-	29,952

(1) Included in depreciation and amortization is the write-down of property, plant and equipment of $5.9 million. Depreciation from manufacturing plants ($0.9 million) is included in cost of product sales.

3 months to June 30, 2004	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	255,280	-	255,280	-	255,280
Royalties	-	57,657	57,657	-	57,657
Licensing and development	-	-	-	5,482	5,482
Other revenues	-	-	-	2,541	2,541

Total revenues	255,280	57,657	312,937	8,023	320,960

Cost of product sales	26,984	-	26,984	-	26,984
Research and development	46,424	-	46,424	951	47,375
Selling, general and administrative	105,141	-	105,141	-	105,141
Depreciation and amortization (1)	13,079	-	13,079	-	13,079
Reorganization costs	18,167	-	18,167	-	18,167

Total operating expenses	209,795	-	209,795	951	210,746

Operating income	45,485	57,657	103,142	7,072	110,214

Total assets from continuing operations	2,617,074	57,166	2,674,240	-	2,674,240
Long-lived assets	700,258	-	700,258	-	700,258
Capital expenditure on long-lived assets	22,933	-	22,933	-	22,933

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $0.8 million. Depreciation from manufacturing plants ($0.7 million) is included in cost of product sales.

6 months to June 30, 2005	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	620,999	-	620,999	-	620,999
Royalties	-	120,887	120,887	-	120,887
Licensing and development	-	-	-	6,583	6,583
Other revenues	-	-	-	9,820	9,820

Total revenues	620,999	120,887	741,886	16,403	758,289

Cost of product sales	75,278	-	75,278	-	75,278
Research and development	173,972	-	173,972	3,017	176,989
Selling, general and administrative	311,048	-	311,048	-	311,048
Depreciation and amortization (1)	33,715	-	33,715	-	33,715
Intangible asset impairment	3,000		3,000	-	3,000
Reorganization costs	2,878	-	2,878	-	2,878

Total operating expenses	599,891	-	599,891	3,017	602,908

Operating income	21,108	120,887	141,995	13,386	155,381

Total assets	2,739,945	58,812	2,798,757	-	2,798,757
Long-lived assets	778,863	-	778,863	-	778,863
Capital expenditure on long-lived assets	71,657	-	71,657	-	71,657

(1) Included in depreciation and amortization is the write-down of property, plant and equipment of $5.9 million. Depreciation from manufacturing plants ($1.7 million) is included in cost of product sales.

6 months to June 30, 2004	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	519,874	-	519,874	-	519,874
Royalties	-	113,802	113,802	-	113,802
Licensing and development	-	-	-	7,397	7,397
Other revenues	-	-	-	3,487	3,487

Total revenues	519,874	113,802	633,676	10,884	644,560

Cost of product sales	61,077	-	61,077	-	61,077
Research and development	84,224	-	84,224	1,777	86,001
Selling, general and administrative	225,475	-	225,475	-	225,475
Depreciation and amortization (1)	25,583	-	25,583	-	25,583
Reorganization costs	21,980	-	21,980	-	21,980

Total operating expenses	418,339	-	418,339	1,777	420,116

Operating income	101,535	113,802	215,337	9,107	224,444

Total assets from continuing operations	2,617,074	57,166	2,674,240	-	2,674,240
Long-lived assets	700,258	-	700,258	-	700,258
Capital expenditure on long-lived assets	31,475	-	31,475	-	31,475

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $1.2 million. Depreciation from manufacturing plants ($1.3 million) is included in cost of product sales.

Supplemental information

To improve comparability between periods for investors, the previous reporting format has also been used to report the current period to June 30, 2005 together with the previously reported segmental analysis for the periods to June 30, 2004. Whilst there is no requirement to include this disclosure under SFAS No. 131 as the new internal reporting format has been used for the current and historic period, management believes that during 2005, it may be useful to include the previously reported segmental analysis for comparative purposes. This internal management-reporting format is no longer used as the basis for making decisions within the business.

3 months to June 30, 2005	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	301,480	50,075	-	-	351,555
Royalties	262	1,957	60,345	-	62,564
Licensing and development	2,318	396	-	-	2,714
Other revenues	3,796	3,967	-	-	7,763

Total revenues	307,856	56,395	60,345	-	424,596

Cost of product sales	27,286	14,659	-	-	41,945
Research and development	-	-	-	65,457	65,457
Selling, general and administrative	103,566	27,936	21,973	-	153,475
Depreciation and amortization (1)	13,850	2,512	3,717	-	20,079
Intangible asset impairment	3,000	-	-	-	3,000

Total operating expenses	147,702	45,107	25,690	65,457	283,956

Operating income/(loss)	160,154	11,288	34,655	(65,457)	140,640

Total assets	1,204,263	403,792	1,127,566	63,136	2,798,757
Long-lived assets	314,518	132,380	291,030	40,935	778,863
Capital expenditure on long-lived assets	21,363	31	8,558	-	29,952

(1) Included in depreciation and amortization is the write-down of property, plant and equipment of $5.9 million included in the US segment. Depreciation from manufacturing plants ($0.9 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

3 months to June 30, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	210,004	45,276	-	-	255,280
Royalties	-	2,837	54,820	-	57,657
Licensing and development	4,395	1,087	-	-	5,482
Other revenues	716	1,825	-	-	2,541

Total revenues	215,115	51,025	54,820	-	320,960

Cost of product sales	20,101	6,883	-	-	26,984
Research and development	-	-	-	47,375	47,375
Selling, general and administrative	67,421	24,204	13,516	-	105,141
Depreciation and amortization (1)	7,158	2,956	2,965	-	13,079
Reorganization costs	9,563	2,696	2,839	3,069	18,167

Total operating expenses	104,243	36,739	19,320	50,444	210,746

Operating income/(loss)	110,872	14,286	35,500	(50,444)	110,214

Total assets from continuing operations	878,185	370,111	1,361,520	64,424	2,674,240
Long-lived assets	241,106	178,283	236,144	44,725	700,258
Capital expenditure on long-lived assets	2,893	1,000	18,773	267	22,933

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $0.8 million included in the US segment. Depreciation from manufacturing plants ($0.7 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments
..
6 months to June 30, 2005	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	524,920	96,079	-	-	620,999
Royalties	534	4,522	115,831	-	120,887
Licensing and development	5,544	1,039	-	-	6,583
Other revenues	4,036	5,784	-	-	9,820

Total revenues	535,034	107,424	115,831	-	758,289

Cost of product sales	46,333	28,945	-	-	75,278
Research and development	-	-	-	176,989	176,989
Selling, general and administrative	216,962	58,931	35,155	-	311,048
Depreciation and amortization (1)	21,347	5,246	7,122	-	33,715
Intangible asset impairment	3,000	-	-	-	3,000
Reorganization costs	2,228	-	307	343	2,878

Total operating expenses	289,870	93,122	42,584	177,332	602,908

Operating income/(loss)	245,164	14,302	73,247	(177,332)	155,381

Total assets	1,204,263	403,792	1,127,566	63,136	2,798,757
Long-lived assets	314,518	132,380	291,030	40,935	778,863
Capital expenditure on long-lived assets	37,731	1,050	32,876	-	71,657

(1) Included in depreciation and amortization are the write-downs of intangible assets of $3.0 million and property, plant and equipment of $5.9 million included in the US segment. Depreciation from manufacturing plants ($1.7 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

6 months to June 30, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	433,300	86,574	-	-	519,874
Royalties	-	5,635	108,167	-	113,802
Licensing and development	6,279	1,118	-	-	7,397
Other revenues	1,439	2,048	-	-	3,487

Total revenues	441,018	95,375	108,167	-	644,560

Cost of product sales	41,861	19,216	-	-	61,077
Research and development	-	-	-	86,001	86,001
Selling, general and administrative	144,616	49,805	31,054	-	225,475
Depreciation and amortization (1)	17,109	5,410	3,064	-	25,583
Reorganization costs	12,424	2,696	2,900	3,960	21,980

Total operating expenses	216,010	77,127	37,018	89,961	420,116

Operating income/(loss)	225,008	18,248	71,149	(89,961)	224,444

Total assets from continuing operations	878,185	370,111	1,361,520	64,424	2,674,240
Long-lived assets	241,106	178,283	236,144	44,725	700,258
Capital expenditure on long-lived assets	6,878	2,157	21,351	1,089	31,475

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $1.2 million ($0.4 million in the Corporate segment and $0.8 million in the US segment). Depreciation from manufacturing plants ($1.3 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

13. Subsequent events

Acquisition of TKT

On July 27, 2005, Shire Pharmaceuticals Group plc completed its acquisition of TKT pursuant to the Agreement and Plan of Merger, dated April 21, 2005 (the “Merger Agreement”), among Shire, Sparta Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Shire (“Merger Sub”), and TKT. Shire’s acquisition of TKT was effected by merging Merger Sub with and into TKT (the “Merger”), with TKT continuing as the surviving corporation. As consideration for the Merger and pursuant to the terms of the Merger Agreement, Shire paid to TKT’s stockholders $37.00 in cash, without interest, for each share of TKT common stock outstanding at the time of the Merger, less any applicable withholding taxes. In addition, each outstanding option to purchase TKT common stock that was granted or committed to be granted prior to the date of the Merger Agreement became the right to receive the difference between $37.00 per share and the per share exercise price of such option, less any applicable withholding taxes, and each outstanding option to purchase TKT common stock that was granted pursuant to an offer of employment made on or after the date of the Merger Agreement was cancelled and will be substituted with an option having equivalent value under an equity compensation plan of Shire.

In connection with the merger, the holders of 12,318,765 shares of TKT common stock submitted written demands for appraisal of their shares and have, as a result, elected not to accept the $37.00 per share merger consideration. To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37.00 per share and may award interest on the amount determined in the appraisal process. TKT shareholders who have asserted appraisal rights may within 60 days after the effective time of the Merger withdraw their demand for appraisal and accept the $37.00 per share Merger consideration in cash.

For accounting purposes, the acquisition of TKT will be accounted for as an acquisition in accordance with SFAS 141, “Business Combinations”.

Funding of the Acquisition

The total cost of the acquisition of approximately $1.6 billion will be funded from Shire’s existing cash resources and drawings from a $500 million general purpose bank facility. In addition Shire has arranged a separate $300 million bank facility solely for the purpose of financing certain milestone payments due under the agreement between Shire and New River relating to NRP104. For details of the Facilities Agreement see Note 9.

14. Related parties

In April 2005, Shire BioChem Inc. (BioChem) contributed cash of $4.1 million (CAN$ 5.0 million) to ViroChem Pharma Inc. in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem had an indirect substantial interest in a company which is a co-investor of ViroChem Pharma Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on central nervous system (CNS), gastrointestinal (GI), general products (GP) and rare genetic diseases - all being areas in which Shire has a commercial presence. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through product or project acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small scale sales force will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. This approach aims to deliver increased returns and lower risks. Shire’s in-licensing and merger and acquisition efforts are focused on products in niche markets with strong intellectual property either in the US or Europe.

In accordance with this strategy Shire completed the acquisition of TKT on July 27, 2005. Shire views TKT as complementary to and consistent with Shire's stated strategy of meeting the needs of the specialist physician using small scale sales forces.

TKT’s business is focused on enzyme replacement therapy (ERT) prescribed by a small number of specialist physicians, who can also be reached through small scale sales forces. The ERT business has a relatively small number of competitors and the diseases that TKT focuses on generally result in products that have long lifecycles, aided by orphan drug status.

Significant events in the three months to June 30, 2005

Generic versions of AGRYLIN

AGRYLIN’s pediatric marketing exclusivity expired in September 2004 in the US and on April 18, 2005 the FDA rejected Shire’s Citizens’ Petition, which had been filed with the FDA in August 2004. The FDA subsequently approved several generic versions of AGRYLIN which, as expected, adversely affected Shire’s sales of this product in the US.

Generic version of ADDERALL XR

In June 2005, Shire was notified that Teva had submitted an ANDA under the US Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 15mg and 20mg strengths of ADDERALL XR prior to the expiration date of the Company’s patents. This is in addition to Teva’s February 2005 notification regarding 10mg and 30mg strengths. On April 11, 2005 the Company announced that it had chosen not to sue Teva in respect of the 10mg and 30mg strengths and on July 19, 2005, the Company announced that it would not sue Teva in respect of the 5mg, 15mg and 20mg strengths.

Shire has also been notified that Barr, Impax and Colony have submitted applications to the FDA seeking permission to market generic versions of ADDERALL XR. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

REMINYL

Shire has submitted its response to the preliminary Appraisal Consultation Document issued by the National Institute for Health and Clinical Excellence in England and Wales (NICE) which recommended that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales were no longer to be reimbursable under the National Health Service (NHS) when used by new patients. NICE’s final recommendation was expected to be published in June 2005. However, on July 18, 2005 NICE announced that it had delayed its decision and asked the pharmaceutical companies that market drugs to treat Alzheimer's disease to identify sub-groups of patients who may get benefit from the treatments. Shire and the other concerned pharmaceutical companies are in ongoing discussions with NICE.

Shire and Janssen’s affiliate, Johnson & Johnson Pharmaceutical Research & Development, LLC, are in the final stages of discussions with the UK and Irish regulatory authorities in relation to updated wording of the labeling for REMINYL. When finalized, the new label will incorporate information from the investigational studies in mild cognitive impairment.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. Shire is unaware of any similar dispensing errors outside the US and REMINYL continues to be marketed outside the US under its original name.

North American site consolidation

The Company is continuing its North American site consolidation, which commenced in 2004. Although no costs were incurred in the three months to June 30, 2005, the Company intends to close its Newport site in the second half of 2005 and this will represent the final element of the reorganization program. The remaining costs in respect of the site consolidation are expected to be approximately $9 million. See Note 2 to the condensed consolidated financial statements in this Form 10-Q for further information.

Recent developments

Transkaryotic Therapies, Inc.

On July 27, 2005, Shire completed its acquisition of TKT in an all-cash transaction at $37 per outstanding TKT share, or approximately $1.6 billion. See Note 13 to the condensed consolidated financial statements in this Form 10-Q for further information.

ADDERALL XR adolescent

In September 2004 a supplemental new drug application (sNDA) for the use of ADDERALL XR in the adolescent population was submitted to the FDA. On July 22, 2005, Shire announced that the FDA approved ADDERALL XR as a once-daily treatment for adolescents aged 13 to 17 with ADHD.

CARBATROL patent litigation

On July 15, 2005, the United States District Court for the District of New Jersey denied Nostrum’s motion for summary judgment. Consequently, the lawsuit between Shire and Nostrum will continue to move toward trial. No trial date has yet been set by the Court.

Research and development

Shire focuses its resources on projects within its core therapeutic areas in late stage development, which Shire believes are at lower risk. The Company presently has one product in registration for the treatment of ADHD (MTS) and four projects in Phase 3 of development – three for the treatment of ADHD (NRP104, SPD465, SPD503) and one for the treatment of ulcerative colitis (SPD476).

Products in registration at June 30, 2005

MTS: Shire acquired the worldwide sales and marketing rights to MTS, a methylphenidate transdermal delivery system for the once daily treatment of ADHD, from Noven in February 2003. In April 2003 Noven received a “not approvable” letter from the FDA. A complete response to the “not approvable” letter was submitted on June 28, 2005 following the completion of an extensive clinical program designed to address concerns raised by the FDA. On July 26, 2005 the Company announced that the FDA had accepted the amendment to the NDA and confirmed that the amendment will receive a six month review.

In addition to FDA approval, an application must be made to the US Drug Enforcement Agency (DEA) for procurement quotas in order to obtain access to methylphenidate. Pursuant to recent legislation, the DEA cannot establish procurement quotas following FDA approval of a NDA for a controlled substance (including methylphenidate) until after the DEA reviews and provides public comment on the labeling, promotion, risk management plan and other documents associated with the product. Any delay by the DEA in establishing Shire's procurement quotas for methylphenidate could delay the launch of MTS.

Products in late stage development as of June 30, 2005

  SPD476 for ulcerative colitis, which is in Phase 3 development. During the three months to June 30, 2005 Shire met with the FDA and EU Regulatory Agencies to discuss the proposed regulatory filing strategy. The FDA filing is anticipated in late 2005;

  NRP104 for ADHD, which is in Phase 3 development in collaboration with New River. During the three months to June 30, 2005 New River reported positive Phase 3 data for NRP104. Shire is working with New River to support their activities leading to regulatory submission, which New River has stated it expects to make in the fourth quarter of 2005;

  SPD465 for ADHD, which is in Phase 3 development. The FDA filing is anticipated in the first half of 2006; and

  SPD503 for ADHD, which is in Phase 3 development. During the three months to June 30, 2005 Shire met with the FDA to discuss the proposed regulatory filing strategy. In order to optimize the characterization of the product in the label , Shire has agreed with the FDA to include results from an ongoing study in its submission package. As a result the FDA filing is now anticipated in the first half of 2006.

Results of operations for the three months to June 30, 2005 and 2004

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2005	2004	Change
	$’000	$’000%

Product sales	351,555	255,280	+38
Royalties	62,564	57,657	+9
Licensing and development	2,714	5,482	-50
Other	7,763	2,541	+206

Total	424,596	320,960	+32

Product sales

For the three months to June 30, 2005, product sales increased 38% ($96.3 million) to $351.6 million (2004: $255.3 million) and represented 83% of total revenues (2004: 80%). The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to	Product	US
	June 30,	June 30,	sales	prescription
	2005	2004	growth	growth
	$’000	$’000%		%

CNS
ADDERALL XR	205,424	143,484	+43	+15
ADDERALL	12,053	1,261	n/a	n/a
CARBATROL	21,785	11,863	+84	-5

GI
PENTASA	30,989	26,433	+17	+10
COLAZIDE	2,185	2,004	+9	n/a

GP
AGRYLIN and XAGRID *	29,667	33,974	-13	-35
FOSRENOL	9,865	-	n/a	n/a
CALCICHEW	10,082	9,066	+11	n/a

SOLARAZE	3,031	2,188	+39	n/a
REMINYL/RAZADYNE	2,898	2,828	+2	n/a

Other product sales	23,576	22,179	+6

	351,555	255,280	+38

*XAGRID is not included in US prescription growth

Note: The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2005. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

US prescriptions for ADDERALL XR for the three months to June 30, 2005 were up 15% due primarily to an 8% increase in the total US ADHD market compared to the same period in 2004 and an increase in ADDERALL XR’s market share.

ADDERALL XR had a 24% share of the total US ADHD market in June 2005 (June 2004: 23%) and continues to maintain its position as the leading brand in the US ADHD market.

Product sales growth was higher than prescription growth for the quarter due mainly to the impact of price increases in June 2004 and December 2004 and lower sales deductions.

Shire is continuing with its appeal in relation to the February 2005 suspension of sales of ADDERALL XR in Canada by Health Canada.

ADDERALL XR’s pediatric exclusivity in the US under the Hatch-Waxman regulations expired on April 11, 2005.

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the three months to June 30, 2005 were down 5%, compared to the same period in 2004. This was due primarily to limited promotion of this product during the quarter as promotional resources were diverted to other products.

Product sales for the three months to June 30, 2005 were up 84%, compared to the same period in 2004. The difference between sales growth and the lower level of prescriptions is due to a significant wholesaler re-stocking in order to replenish a previously low pipeline, a price increase in August 2004 and significantly lower sales deductions.

CARBATROL had a 43% share of the total US extended release carbamazepine prescription market in June 2005 (June 2004: 45%).

Patent litigation proceedings relating to CARBATROL are in progress. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the three months to June 30, 2005 were up 10%, compared to the same period in 2004. The increase was largely due to the success of the co-promotional agreement with Solvay Pharmaceuticals Inc. and the impact of the 500mg dosage form launched in the third quarter of 2004.

Product sales for the three months to June 30, 2005 were up 17%, compared to the same period in 2004. The difference between sales growth and prescription growth is due to the impact of the September 2004 price increase which more than offset some limited wholesaler de-stocking and increased sales deductions.

PENTASA had a 19% share of the total US oral mesalamine prescription market in June 2005 (June 2004: 17%).

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the three months to June 30, 2005 were $29.7 million, down 13% compared to the same period in 2004 (Q2 2004: $34.0 million).

US sales were down 31% due to the impact of generic versions of AGRYLIN being approved in the US market in April, after the FDA rejected Shire’s Citizens’ Petition.

International Sales (all sales outside the US) reported in US dollars were up 23%, primarily due to the successful launch of XAGRID in the UK, Germany and France in the first quarter of 2005. In accordance with current orphan drug legislation in the EU, XAGRID will have up to 10 years of marketing exclusivity in the EU.

FOSRENOL

US prescriptions for the three months to June 30, 2005 were up 100%, to 36,000 prescriptions, compared to the previous quarter (Q1 2005: 18,000). FOSRENOL was launched in the US in January 2005.

Product sales for the three months to June 30, 2005 were up 101%, to $9.9 million, compared to the previous quarter (Q1 2005: $4.9 million).

FOSRENOL had an 8% share of the total US phosphate binding market in June 2005.

Shire continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions. Launches will begin in Europe during 2005, subject to obtaining national approvals and pricing and concluding reimbursement negotiations.

Royalties
Royalty revenue increased 9% to $62.6 million for the three months to June 30, 2005 (2004: $57.7 million) and represented 15% of total revenues (2004: 18%). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2005	2004	change
	$’000	$’000%

3TC	40,475	39,636	+2
ZEFFIX	7,736	6,802	+14
Others	14,353	11,219	+28

Total	62,564	57,657	+9

3TC

Royalties from sales of 3TC for the three months to June 30, 2005 were $40.5 million, an increase of 2% compared to the three months to June 30, 2004 ($39.6 million). This was due to the positive impact of foreign exchange movements.

Shire receives royalties from GSK on 3TC worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the three months to June 30, 2005 were $309 million (2004: $298 million).

ZEFFIX

Royalties from sales of ZEFFIX for the three months to June 30, 2005 were $7.7 million, an increase of 14% compared to the three months to June 30, 2004 ($6.8 million), due to strong growth in the Japanese market and the positive impact of foreign exchange movements.

Shire receives ZEFFIX royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX for the three months to June 30, 2005 were $68 million (2004: $60 million).

Other

Other royalties are primarily in respect of REMINYL (now marketed as RAZADYNE in the US), a product marketed worldwide by Janssen, with the exception of the United Kingdom and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. Shire is unaware of any similar dispensing errors outside the US and REMINYL continues to be marketed outside the US under its original name.

Sales of REMINYL/RAZADYNE, a treatment for mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Shire and Janssen’s affiliate, Johnson & Johnson Pharmaceutical Research & Development, LLC, are in the final stages of discussions with the UK and Irish regulatory authorities in relation to updated wording of the labeling for REMINYL. When finalized, the new label will incorporate information from the investigational studies in mild cognitive impairment.

Shire has submitted its response to the preliminary Appraisal Consultation Document issued by the National Institute for Health and Clinical Excellence in England and Wales (NICE) which recommended that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales were no longer to be reimbursable under the National Health Service (NHS) when used by new patients. NICE’s final recommendation was expected to be published in June 2005. However, on July 18, 2005 NICE announced that it had delayed its decision and asked the pharmaceutical companies that market drugs to treat Alzheimer's disease to identify sub-groups of patients who may get benefit from the treatments. Shire and the other concerned pharmaceutical companies are in ongoing discussions with NICE.

Cost of product sales
For the three months to June 30, 2005, the cost of product sales amounted to 12% of product sales (2004: 11%). The decrease in gross margin is driven by a change in the product mix, with more income being generated from lower margin products.

Research and development (R&D)
R&D expenditure increased from $47.4 million in the three months to June 30, 2004 to $65.5 million in the three months to June 30, 2005. Expressed as a percentage of total revenues, R&D expenditure was 15% for the three months to June 30, 2005 (2004: 15%). Shire’s pipeline is now well advanced with five projects in late stage development or registration.

Selling, general and administrative (SG&A)
SG&A expenses increased from $118.2 million in the three months to June 30, 2004 to $173.6 million in the three months to June 30, 2005, an increase of 47%. As a percentage of product sales, SG&A expenses were 49% (2004: 46%).

3 months to June 30,	2005	2004	Change
	$M	$M	%

Sales costs	49.6	34.8	+43
Marketing costs	61.2	44.1	+39
Other SG&A costs	42.7	26.2	+63

	153.5	105.1	+46
Depreciation and amortization [1]	20.1	13.1	+53

Total SG&A costs	173.6	118.2	+47

1. Excludes depreciation from manufacturing plants of $0.9 million (2004: $0.7 million) which is included in cost of product sales.

Sales, marketing and other SG&A costs in the three months to June 30, 2005 increased 46% to $153.5 million (2004: $105.1 million). This increase was expected with additional costs in the three months to June 30, 2005 attributable to four product launches in the first half of 2005. In addition there is an incremental cost in 2005 associated with the FOSRENOL and EQUETRO sales forces. Sales, marketing and other SG&A costs have moderated (Q1: $157.6 million) and this trend is expected to continue throughout the remainder of 2005.

The depreciation charge for the three months to June 30, 2005 was $11.1 million (2004: $3.1 million) which includes a write-down of property, plant and equipment of $5.9 million. Amortization charges were $9.0 million for the three months to June 30, 2005 (2004: $10.0 million).

Intangible asset impairment
The intangible asset impairment charge for the three months to June 30, 2005 was $3.0 million (2004: $nil). The impairment charge arose as a result of the economic value and strategic worth of the product concerned being less than its carrying value.

Reorganization costs
The Company incurred no costs in the three months to June 30, 2005 in relation to the reorganization of the business announced in 2004 (2004: $18.2 million). There are expected remaining costs of approximately $9 million in respect of the reorganization relating to duplicate facilities. These costs will be booked when the Company ceases to use its Newport facility, which is expected to occur by the end of 2005.

For further information see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Interest income and expense
For the three months to June 30, 2005, the Company received interest income of $11.3 million (2004: $4.4 million). This increase in interest income is primarily due to higher interest rates on the Company's US cash deposits.

For the three months to June 30, 2005, the Company had interest expense of $1.2 million which primarily related to costs of a bridging loan to finance the TKT transaction (2004: interest on convertible loan notes: $2.1 million).

Other income, net
For the three months to June 30, 2005, other income totaled $0.8 million (2004: $14.1 million). During the three months to June 30, 2004, other income was primarily attributable to the realized gain on the sale of a portfolio investment.

Taxation
The effective rate of tax for the three months to June 30, 2005 was 24% (2004: 30%). The Company’s effective tax rate was 4% lower than in the first quarter of 2005. The reduction in rate this quarter followed the conclusion of a routine tax audit. At June 30, 2005, net deferred tax assets of $87.5 million were recognized (December 31, 2004: $78.1 million).

Equity in earnings of equity method investees
Earnings of $0.9 million were recorded for the three months to June 30, 2005 (2004: $1.2 million). Earnings of $1.3 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2004: $1.2 million) were offset by the share of losses in the GeneChem and EGS Healthcare Funds of $0.4 million (2004: $nil).

Results of operations for the six months to June 30, 2005 and 2004

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2005	2004	Change
	$’000	$’000%

Product sales	620,999	519,874	+19
Royalties	120,887	113,802	+6
Licensing and development	6,583	7,397	-11
Other	9,820	3,487	+182

Total	758,289	644,560	+18

Product sales

For the six months to June 30, 2005, product sales increased 19% ($101.1 million) to $621.0 million (2004: $519.9 million) and represented 82% of total revenues (2004: 81%). The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to	Product	US
	June 30,	June 30,	sales	prescription
	2005	2004	growth	growth
	$’000	$’000%		%

CNS
ADDERALL XR	350,960	282,946	+24	+15
ADDERALL	21,462	10,675	+101	n/a
CARBATROL	38,694	27,648	+40	-2

GI
PENTASA	57,209	53,680	+7	+8
COLAZIDE	4,232	3,818	+11	n/a

GP
AGRYLIN and XAGRID*	61,617	72,274	-15	-15
FOSRENOL	14,762	-	n/a	n/a
CALCICHEW	18,229	17,975	+1	n/a
SOLARAZE	5,433	3,770	+44	n/a
REMINYL/RAZADYNE	5,833	5,374	+9	n/a
Other product sales	42,568	41,714	+2

	620,999	519,874	+19

*XAGRID is not included in US prescription growth

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2005. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

US prescriptions for the six months to June 30, 2005 were up 15%, compared to the same period in 2004, due to a 1% increase in ADDERALL XR’s total share of the US ADHD market, from 23% in June 2004 to 24% in June 2005 and a 7% increase in the total US ADHD market.

Product sales growth of 24% was higher than US prescription growth of 15% for the six months due to the impact of price increases in June 2004 and December 2004 offset by modest destocking and modest increases in sales deductions.

In February 2005, Shire announced that Health Canada had suspended sales of ADDERALL XR in Canada where sales in 2004 amounted to $7.8 million. The suspension followed Health Canada’s interpretation of adverse event data as part of routine label updating. The FDA has reviewed the same adverse event data as Health Canada both at the time of the Health Canada suspension and again when the FDA was reviewing the ADDERALL XR sNDA for use in adolescents. On both occasions the FDA concluded that Health Canada’s regulatory action was not warranted and the FDA approved the sNDA on July 22, 2005. Although Shire is complying with Health Canada’s suspension request, the Company strongly disagrees with the conclusions drawn by Health Canada and has lodged an appeal.

ADDERALL XR’s pediatric marketing exclusivity in the US under the Hatch-Waxman regulations expired on April 11, 2005.

Litigation proceedings relating to the Company's ADDERALL XR patents are in progress. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the six months to June 30, 2005 were down 2% compared to the same period in 2004. This was due primarily to limited promotion of this product by Shire during first six months of 2005 as promotional resources were diverted to other products.

Product sales increased by 40%. The difference between sales growth and the lower level of prescriptions is due to significant wholesaler re-stocking in order to replenish a previously low pipeline, a price increase in August 2004 and significantly lower sales deductions.

CARBATROL had a 43% share of the total US extended release carbamazepine prescription market in June 2005 (June 2004: 45%).

Patent litigation proceedings relating to CARBATROL are in progress. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the six months to June 30, 2005 were up 8%, compared to the same period in 2004. The increase was largely due to the success of the co-promotional agreement with Solvay Pharmaceuticals Inc. and the impact of the 500mg dosage form launched in the third quarter of 2004.

Product sales for the six months to June 30, 2005 were up 7% mainly due to the increase in prescriptions and a price increase in September 2004 offset by wholesaler destocking and increased sales deductions.

PENTASA had a 19% share of the total US oral mesalamine prescription market in June 2005 (June 2004: 17%).

AGRYLIN and XAGRID

AGRYLIN and XAGRID sales worldwide for the six months to June 30, 2005 were $61.6 million, down 15%, compared to the same period in 2004.

US sales were down 31% due to the impact of generic versions of AGRYLIN being approved in the US market in April, after the FDA rejected Shire’s Citizens’ Petition.

International Sales (all sales outside the US) reported in US dollars were up 20%, primarily due to the successful launch of XAGRID in the UK, Germany and France in the first quarter of 2005. In accordance with current orphan drug legislation in the EU, XAGRID will have up to 10 years of marketing exclusivity in the EU.

FOSRENOL

FOSRENOL was launched in the US in January 2005 and had acheived an 8% share of the total US phosphate binding market in June 2005.

Product sales for the six months to June 30, 2005 were $14.8 million.

Shire continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions. Launches will begin in Europe during 2005, subject to obtaining national approvals and pricing and concluding reimbursement negotiations.

Royalties

Royalty revenue increased 6% to $120.9 million for the six months to June 30, 2005 (2004: $113.8 million). The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2005	2004	change
	$’000	$’000%

3TC	79,868	77,802	+3
ZEFFIX	14,237	13,140	+8
Other	26,782	22,860	+17

Total	120,887	113,802	+6

3TC

Royalties from 3TC for the six months to June 30, 2005 were $79.9 million, an increase of 3% compared to the six months to June 30, 2004 ($77.8 million). This was due to the positive impact of foreign exchange movements.

Shire receives royalties from GSK on 3TC worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of 3TC for the six months to June 30, 2005 were $606 million (2004: $587 million).

ZEFFIX

Royalties from ZEFFIX for the six months to June 30, 2005 were $14.2 million, an increase of 8% compared to the six months to June 30, 2004 ($13.1 million). This was due to strong growth in the Japanese market and the positive impact of foreign exchange movements.

Shire receives ZEFFIX royalties from GSK on worldwide sales, with the exception of Canada where a commercialization partnership with GSK exists. GSK’s worldwide sales of ZEFFIX for the six months to June 30, 2005 were $124 million (2004: $115 million).

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

Cost of product sales
For the six months to June 30, 2005, the cost of product sales was 12% of product sales (2004: 12%).

Research and development (R&D)
R&D expenditure increased from $86.0 million in the six months to June 30, 2004 to $177.0 million in the six months to June 30, 2005. Expressed as a percentage of total revenues, R&D expenditure was 23% for the six months to June 30, 2005 (2004: 13%). This increase included an initial payment to New River of $50 million in respect on NRP104, which has been expensed in accordance with the Company’s accounting policy. R&D expenditure other than the New River payment comprised 17% of total revenues. The level of expenditure for items other than the New River payment in the six months to June 30, 2004 was below normal levels partially due to the phasing of project spend and partially as a result of the accounting applied to the impending disposal of the vaccines business. Shire’s pipeline is now well advanced with five projects in late stage development or registration.

Selling, general and administrative (SG&A)
SG&A expenses increased from $251.1 million in the six months to June 30, 2004 to $344.8 million in the six months to June 30, 2005, an increase of 37%. As a percentage of product sales, SG&A expenses were 56% (2004: 48%).

6 months to June 30,	2005	2004	Change
	$M	$M	%

Sales costs	97.5	73.3	+33
Marketing costs	130.8	95.0	+38
Other SG&A costs	82.8	57.2	+45

Total SG&A costs	311.1	225.5	+38
Depreciation and amortization[1]	33.7	25.6	+32

Total SG&A costs	344.8	251.1	+37

1 Excludes depreciation from manufacturing plants of $1.7 million (2004: $1.3 million) which is included in cost of product sales.

Sales, marketing and other SG&A costs in the six months to June 30, 2005 increased 38% to $311.1 million (2004: $225.5 million). This increase was expected with additional costs in the six months to June 30, 2005 attributable to four product launches in the first half of 2005. In addition there is an incremental cost in 2005 associated with the FOSRENOL and EQUETRO sales forces.

The depreciation charge for the six months to June 30, 2005 was $15.5 million (2004: $6.5 million) which includes a write-down of property, plant and equipment of $5.9 million. Amortization charges were $18.2 million for the six months to June 30, 2005 (2004: $19.1 million).

Intangible asset impairment
The intangible asset impairment charge for the six months to June 30, 2005 was $3.0 million (2004: $nil). The impairment charge arose as a result of the economic value and strategic worth of the product concerned being less than its carrying value.

Reorganization costs

6 months to June 30,	2005	2004
	$M	$M

Employee severance	1.6	9.9
Relocation costs	-	7.9
Consultancy costs	0.5	-
Duplicate facilities	0.7	-
Other costs	0.1	4.2

	2.9	22.0

There are expected remaining costs of approximately $9 million in respect of the reorganization relating to duplicate facilities. These costs will be booked when the Company ceases to use its Newport facility, which is expected to occur by the end of 2005. For further information see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Interest income and expense
For the six months to June 30, 2005, the Company received interest income of $21.0 million (2004: $8.4 million). This increase in interest income is primarily due to higher interest rates the Company's US cash deposits.

For the six months to June 30, 2005, the Company had interest expense of $1.2 million which primarily related to costs of a bridging loan to finance the TKT transaction (2004: interest on convertible loan notes: $4.2 million).

Other income, net
For the six months to June 30, 2005, other income was $0.7 million (2004: $9.3 million). In 2004, other income, net was primarily attributable to the realized gain on the sale of a portfolio investment offset by the write down of certain portfolio investments.

Taxation
The effective rate of tax for the six months to June 30, 2005 was 25% (2004: 28%). The Company’s effective tax rate was 3% lower than in the first half of 2004. The reduction in rate follows the conclusion of a routine tax audit in the second quarter of 2005. At June 30, 2005, net deferred tax assets of $87.5 million were recognized (December 31, 2004: $78.1 million). Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, management believe it is more likely than not that the deferred tax assets will be realized.

Equity in earnings of equity method investees
Earnings of $0.7 million were recorded for the six months to June 30, 2005 (2004: $2.2 million). Earnings of $2.7 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2004: $2.2 million) were offset by the share of losses in the GeneChem and EGS Healthcare Funds of $2.0 million (2004: $nil).

Discontinued operations
During the period a provision for $3.1 million, recorded in 2004 as part of the sale of the vaccines business to IDB, was released and this positively impacted net income for the year to date. This adjustment arose from the finalization of the working capital agreement with IDB. For further information of this transaction see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

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

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property, and as a result may need cash for funding litigation expenses incurred.

The Company ordinarily finances its activities through cash generated from operating activities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Bank PLC, Citicorp International Plc, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and together with Facility A, the “Facilities”) see Note 9 to the condensed consolidated financial statements in this Form 10-Q.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, the cost of acquiring TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the debt facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	$’000	$’000

Cash and cash equivalents	1,502,179	1,111,477
Restricted cash	21,943	21,627
Short-term investments	76,486	324,411

Gross cash funds, including restricted cash	1,600,608	1,457,515
Total debt	(116)	(116)

Net cash funds	1,600,492	1,457,399

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2005 was $187.5 million compared to $215.7 million for the six months to June 30, 2004. The reduction in cash generation is primarily due to the $50 million upfront payment to New River and the timing of working capital payments.

Net cash provided by investing activities was $206.8 million in the six months to June 30, 2005. Decreases in short-term investments of $244.0 million along with proceeds of $60 million for the redemption by IDB of it subscription receipts were offset primarily by loans made to IDB of $29.9 million, capital expenditure on property, plant and equipment of $44.2 million and on intangible assets of $20.0 million. Capital expenditure on property, plant and equipment included $21.8 million leasehold building improvements, $4.7 million on computer equipment and $3.1 million on furniture and fittings for the new Shire US headquarters at Wayne, $5.1 million on software purchases at the Basingstoke Head Office, $5.7 million of factory construction work and $1.3 million of plant equipment for Shire Manufacturing Inc. in the US. Capital expenditure on intangible assets included the final payment of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004.

Net cash provided by investing activities was $23.8 million in the six months to June 30, 2004. This was primarily due to outflows of $31.5 million of net capital expenditure on long-term investments, intangible assets and property, plant and equipment and $12.7 million from discontinued operations, offset by a reduction of $32.0 million of cash placed on short-term deposit and proceeds from the sale of a listed investment of $26.7 million. Capital expenditure on plant and equipment for the six months to June 30, 2004 was $14.0 million, with the main expenditure being in relation to the manufacturing facility in Owing Mills ($6.0 million) and computer software ($3.9 million). Other capital expenditure related to the purchase of long-term investments ($5.5 million) and the purchase of intangible assets ($12.0 million) relating to the purchase of the commercialization rights of REMINYL in the UK and Ireland.

Net cash provided by financing activities was $0.8 million for the six months to June 30, 2005. This was due to inflows of $19.9 million from the exercise of employee stock options being offset by the dividend payment of $19.1 million in respect of the six months to December 31, 2004. Net cash provided by financing activities was $5.5 million for the six months to June 30, 2004 primarily due to the exercise of employee stock options.

The total cash consideration for the acquisition of TKT, which completed on July 27, 2005 is expected to be approximately $1.6 billion. Shareholders owning 23.8 million TKT shares have accepted the offer and approximately $1.1 billion will be paid to them upon the presentation of appropriate certificates. Following the exercise of appraisal rights by shareholders owning the remaining 12.3 million shares, the remaining $0.5 billion will be paid subject to the appraisal process outlined below.

As a result of the acquisition of TKT, cash balances have been significantly reduced and interest receivable will decrease accordingly.

Cash requirements

Aggregate contractual obligations

Contractual obligations

As of June 30, 2005 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2004 Form 10-K as follows:

Interests in companies and partnerships

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.2 million (December 31, 2004: $22.0 million) of which $8.3 million is committed to be paid in 2005 and a further $3.5 million could be payable in 2005, depending on the timing of capital calls.

Manufacturing facility

The Company has committed to the expansion and modification of its manufacturing facility at Owings Mills, Maryland to facilitate the production and packaging of additional strategic products. The Company has committed to spend a further $1.0 million by the end of 2005 and has an additional commitment of $3.0 million for the design and construction of a technology center at Owings Mills, which is expected to be incurred in 2005.

Wayne, Pennsylvania fit out

The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. At June 30, 2005 the Company had an outstanding commitment of $2.4 million, which is expected to be incurred in 2005.

REMINYL

During the six months to June 30, 2005 the Company paid the remaining $19 million due in connection with the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004.

IDB

As part of the sale of the vaccines business on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As of June 30, 2005 IDB had drawn down $86.7 million under the facility. The remaining $13.3 million was drawn down in July 2005.

Other

The Company has assumed that other long-term liabilities, which comprise primarily insurance provisions ($10.7 million), SERP liabilities ($2.8 million) and long-term bonuses ($2.6 million), are due before 2008.

In addition to contractual obligations referred to above the Company has certain milestones and other commitments. The most significant are as follows:

NRP104

In connection with the Company’s collaboration with New River to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones: $50 million upon the FDA’s acceptance of filing of the NDA; up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labelling; $100 million as a sales bonus on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. An upfront payment of $50 million was expensed as an R&D cost during the first quarter of 2005. Regulatory submission is currently expected in the last quarter of 2005.

MTS

In connection with the Company’s purchase of MTS in 2003, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon regulatory approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. Regulatory approval is currently expected in the last quarter of 2005.

FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL, Shire now owns the FOSRENOL patents in the US and throughout the world (excluding Europe and Japan) and has agreed to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries for the assignment of the European patents and $6 million upon receipt of regulatory approval in Japan for the Japanese patents.

Other R&D commitments

As of June 30, 2005, the Company had commitments of $9.7 million on achievement of specified milestones.

TKT acquisition

Appraisal rights

In connection with the merger, the holders of 12,318,765 shares of TKT common stock submitted written demands for appraisal of their shares and have, as a result, elected not to accept the $37.00 per share merger consideration. To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37.00 per share and may award interest on the amount determined in the appraisal process. TKT shareholders who have asserted appraisal rights may within 60 days after the effective time of the Merger withdraw their demand for appraisal and accept the $37.00 per share Merger consideration in cash.

Total consideration, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the Merger price of $37.00 per share. This could change if Shire is required to pay a different amount of consideration in respect of the 12,318,765 TKT shareholders who have exercised appraisal rights. The consideration paid by Shire to TKT shareholders at completion who did not exercise appraisal rights was funded from Shire’s existing cash resources.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk exposure since December 31, 2004. Item 7A of the Company’s Annual Report on Form 10-K for the year to December 31, 2004 contains a detailed discussion of the Company’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

As of June 30, 2005, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

ADDERALL XR

(a) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers.

(b) Impax Laboratories, Inc.

In November 2003, Shire was notified that Impax had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s ANDA product infringes the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the ‘819 and ‘300 Patents. The Company is also seeking injunctions to prevent Impax from commercializing its ANDA product before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, and its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement and invalidity of both the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents. The Company is seeking a ruling that Impax’s amended ANDA infringes the ‘819 and ‘300 patents and should not be approved before the expiration dates of the ‘819 and ‘300 Patents. The Company is also seeking an injunction to prevent Impax from commercializing its amended ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Impax should engage in such commercialization, as well as its attorneys’ fees and costs. Impax’s affirmative defenses include non-infringement, invalidity and unenforceability of both the ‘819 and ‘300 Patents. Impax is also requesting that costs be assessed against the Company.

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases.

(c) Colony Pharmaceuticals Inc.

In December 2004, Shire was notified that Colony had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(d) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended it's ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of ADDERALL XR prior to the expiration of the '819 and '300 Patents. Shire has chosen not to sue Teva.

None of Barr, Impax, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. In respect of Barr’s and Impax’s ANDAs, the lawsuits triggered stays of final FDA approval of up to 30 months from the date of the Company’s receipt of, respectively, Barr’s and Impax’s notice letters. Even if Barr and/or Impax receive tentative FDA approval of their ANDAs, neither of them can lawfully launch their generic versions of ADDERALL XR before the earlier of the expiration of the respective stays (Barr - February 2006; Impax - May 2006 in the case of the 30mg strength and June 2007 in the case of the 5mg, 10mg,15mg, 20mg and 25mg strengths) or a district court decision in its favor. In the event that the Company does not prevail in the Barr suit, Barr could be in a position to market its ANDA products upon FDA final approval of its ANDA. In the event the Company does not prevail in the Impax suit, Impax could be in a position to market its ANDA product upon FDA final approval of its ANDA and upon expiry of any exclusivity that Barr may hold. The FDA may grant 180 days of generic market exclusivity to the “first to file”.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

The Hatch-Waxman exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Summary judgment arguments were presented to the Court on July 15, 2005. The Court ruled during the hearing that Nostrum's motion for summary judgment was denied. Expert discovery will now continue. The Court will also set a new discovery and pretrial schedule. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. Even if Nostrum receives tentative approval from the FDA for its ANDA, it cannot lawfully launch its generic version before the earlier of the expiration of the stay (February 2006) or a district court decision in its favor. In the event that the Company does not prevail, then Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.

TKT

Shire completed its acquisition of TKT on July 27, 2005. In its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2005, TKT described certain legal proceedings to which it is a party.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

An Annual General Meeting of Shareholders was held on June 22, 2005. The resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

1. Ordinary resolution to receive and consider the report of the directors’ and the accounts for the year ended December 31, 2004.

For	Against	Abstentions
390,982,100	652,340	3,146,277

2. Ordinary resolution to re-elect Mr Matthew William Emmens as a Director.

For	Against	Abstentions
389,563,578	3,279,709	1,937,430

3. Ordinary resolution to re-elect Mr Ronald Maurice Nordmann as a Director.

For	Against	Abstentions
387,779,176	3,082,640	3,918,901

4. Ordinary resolution to elect Dr Barry John Price as a Director.

For	Against	Abstentions
386,034,142	3,946,865	4,799,710

5. Ordinary resolution to re-appoint Deloitte & Touche LLP as Auditors.

For	Against	Abstentions
387,710,401	4,642,337	2,427,979

6. Ordinary resolution to authorize the Audit Committee of the Board to determine the remuneration of the Auditors.

For	Against	Abstentions
392,716,407	1,103,374	960,936

7. Ordinary resolution to approve the Directors’ remuneration report for the financial year ended December 31, 2004.

For	Against	Abstentions
379,661,987	6,796,998	8,321,732

8. Ordinary resolution to generally and unconditionally authorize the directors, in substitution for all existing authorities (save to the extent the same may have been exercised by the issue of relevant securities (within the meaning of Section 80 of the Companies Act 1985 (as amended) (the ‘Act’)) prior to June 22, 2005 or by reason of any offer or agreement made prior to June 22, 2005 which would or might require relevant securities to be allotted on or after June 22, 2005), to exercise all or any of the powers of the Company to allot relevant securities up to an aggregate nominal amount equal to £8,203,026 for a period expiring (unless previously renewed, varied or revoked by the Company in general meeting) on the earlier of twelve months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2006 save that the Company may before such expiry make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the directors may allot relevant securities pursuant to any such offer or agreement as if the authority conferred hereby had not expired.

For	Against	Abstentions
390,798,549	2,930,801	1,051,367

9. Special resolution subject to the passing of the previous resolution, and in substitution for all existing authorities, to empower the directors pursuant to Section 95 of the Act to allot equity securities (within the meaning of Section 94(2) of the Act) for cash pursuant to the authority conferred by the passing of the previous resolution and/or where such allotment constitutes an allotment of equity securities by virtue of Section 94(3A) of the Act as if Section 89(1) of the Act did not apply to such allotments provided that this power:

(a)	shall expire after the earlier of twelve months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2006, save that the Company may before such expiry make an offer or agreement which would or might require equity securities to be allotted after such expiry and the directors may allot equity securities pursuant to any such offer or agreement as if the power conferred hereby had not expired; and

(b)	shall be limited to:

	(i)	the allotment of equity securities in connection with a rights issue, open offer or other pre- emptive offer to holders of ordinary shares (excluding any shareholder holding shares as treasury shares) and to holders of non-voting exchangeable shares in the capital of Shire Acquisition Inc. (“Exchangeable Shares”) in proportion (as nearly as may be, and on the basis that each Exchangeable Share is equivalent to three ordinary shares) to their existing holdings, or to holders of ordinary shares alone in proportion (as nearly as may be) to their existing holdings of ordinary shares, but subject in each case to the directors having a right to make such exclusions or other arrangements in connection with such offerings as the directors may deem necessary or expedient:

		(1)	to deal with equity securities representing fractional entitlements;

		(2)	to deal with ordinary shares represented by depositary receipts; and

		(3)	to deal with legal or practical problems under the laws of, or requirements of any recognized regulatory body or any stock exchange in, any territory or any other matter whatsoever; and

	(ii)	the allotment of equity securities for cash otherwise than pursuant to paragraph (b)(i) up to an aggregate nominal amount of £1,230,577.

For	Against	Abstentions
390,522,104	3,182,677	1,075,936

10. Special resolution to generally and unconditionally authorize the directors for the purposes of Section 166 of the Act to make market purchases (within the meaning of Section 163(3) of the Act) of ordinary shares in the capital of the Company, provided that:

(a)	the maximum number of ordinary shares authorized to be purchased is 49,223,083 (representing 10% of the Company’s issued share capital at May 4, 2005);

(b)	the minimum price, exclusive of any expenses, which may be paid for an ordinary share is 5 pence;

(c)	the maximum price, exclusive of any expenses, which may be paid for an ordinary share is an amount equal to 5% above the average of the middle market quotations for an ordinary share in the Company taken from the London Stock Exchange Daily Official List for the five business days immediately preceding the day on which such shares are contracted to be purchased;

(d)	the authority hereby conferred shall expire at the conclusion of the next Annual General Meeting of the Company to be held after June 22, 2005 (except that the Company may make a contract to purchase ordinary shares under this authority before the expiry of this authority, which will or may be executed wholly or partly after the expiry of this authority, and may make purchases of ordinary shares in pursuance of any such contract as if such authority had not expired).

For	Against	Abstentions
393,533,510	172,481	1,074,726

11.	Ordinary resolution to authorize the Company, in accordance with section 347C of the Act:

	(a)	to make donations to EU political organizations, as defined by Section 347A of the Act, not exceeding £25,000 in total; and

	(b)	to incur EU political expenditure as defined by Section 347A of the Act not exceeding £25,000 in total,

during the period beginning June 22, 2005 and ending on the earlier of 15 months after the date of this resolution and the conclusion of the Company’s Annual General Meeting to be held in 2006.

For	Against	Abstentions
384,375,349	7,229,220	3,176,148

Matthew Emmens, Angus Russell, Dr James Cavanaugh, Dr Barry Price, David Kappler, Robin Buchanan, Ronald Nordmann and the Hon. James Andrews Grant continued in their term of office subsequent to the Annual General Meeting.

ITEM 5. Other Information

The following information is being provided pursuant to Item 1.01 “Entry into a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K with respect to Shire’s entry into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) on June 15, 2005. There have been no draw downs under the Facilities Agreement. A full description of the Facilities Agreement is included in Note 9 to the condensed consolidated financial statements in this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

10.1	Multicurrency Revolving Facilities Agreement by and among Shire Pharmaceuticals Group plc, ABN AMRO Bank N.V., Barclays Bank plc., Citicorp USA, Inc., HSBC Bank plc and The Royal Bank of Scotland plc, dated as of June 15, 2005.

10.2	Exclusive License Agreement between Shire Pharmaceuticals Group plc and Transkaryotic Therapies, Inc., dated as of April 21,2005.(2)

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 99.03 to Shire’s Form 8-K filed on April 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)

Date: August 5, 2005
/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date: August 5, 2005
/s/ Angus Russell

	By:	Angus Russell
Chief Financial Officer