Form 10-Q
period 2005-09-30
SHIRE PHARMACEUTICALS GROUP PLC
filed 2005-11-09
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2005

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

Yes [X]             No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

As of October 31, 2005, the number of outstanding ordinary shares of the Registrant was 494,828,582.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to, the impact of those on Shire's Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including, but not limited to, legal challenges relating to Shire's ADHD franchise; government regulation and approval, including, but not limited to, the expected product approval dates of DAYTRANA (MTS) (ADHD), SPD503 (ADHD), SPD465 (ADHD), MESAVANCE (SPD476) (ulcerative colitis), I2S (iduronate-2-sulfatase) (Hunter syndrome), and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Administration in the United States; Shire’s ability to benefit from its acquisition of Transkaryotic Therapies, Inc.; Shire's ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year to December 31, 2004.

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
COLAZIDE® (balsalazide)
EQUETRO™ (carbamazepine)
FOSRENOL® (lanthanum carbonate)
MESAVANCE™ (mesalazine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL® (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SOLARAZE® (3%, gel diclofenac sodium (3%w/w))
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this filing.

3TC® (trademark of GlaxoSmithKline (GSK))
AMARYL® (glimepiride) (trademark of Sanofi-Aventis)
DYNEPO® (epoetin delta) (trademark of Aventis Pharma Holdings GmbH)
DAYTRANA® (methylphenidate transdermal system) (trademark of Noven Pharmaceuticals Inc. (Noven))*
PENTASA® (trademark of Ferring AS)
RAZADYNE™ (galantamine hydrobromide) (trademark of Johnson & Johnson)
RAZADYNE ER™ (galantamine hydrobromide) (trademark of Johnson & Johnson)
REMINYL® (galantamine hydrobromide) (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
REMINYL XL® (galantamine hydrobromide) (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
ZEFFIX® (trademark of GSK)

* Previously referred to as MTS.

     SHIRE PHARMACEUTICALS GROUP PLC
Form 10-Q for the three months to September 30, 2005
Table of contents

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2005	2004
	Notes	$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		549,820	1,111,477
Restricted cash		30,085	21,627
Short-term investments		22,380	324,411
Accounts receivable, net	(6)	282,262	222,546
Inventories, net	(7)	145,694	41,230
Deferred tax asset		35,607	70,387
Prepaid expenses and other current assets	(8)	81,159	137,271

Total current assets		1,147,007	1,928,949

Investments		47,205	63,267
Property, plant and equipment, net	(9)	218,108	131,351
Goodwill, net	(10)	381,747	235,396
Other intangible assets, net	(11)	749,375	309,297
Deferred tax asset		49,782	7,724
Other non-current assets		42,955	38,895

Total assets		2,636,179	2,714,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loan facility		-	43,162
Accounts payable and accrued expenses	(12)	374,941	311,231
Outstanding TKT shareholders	(2)	434,876	-
Other current liabilities	(13)	53,583	77,558

Total current liabilities		863,400	431,951

Long-term debt, excluding current installments	(14)	116	116
Other long-term liabilities	(15)	45,062	32,159

Total liabilities		908,578	464,226

Commitments and contingencies	(16)

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2005	2004
	$’000	$’000

Shareholders’ equity:
Ordinary shares of 5p par value: 800,000,000 shares
authorized; and 494,192,907 (2004: 484,916,034) shares
issued and outstanding	40,803	40,064
Exchangeable shares: 2,363,000 (2004: 4,226,476) shares
issued and outstanding	109,377	195,830
Treasury stock	(144)	(264)
Additional paid-in capital	1,191,233	1,072,407
Accumulated other comprehensive income	91,653	131,939
Retained earnings	294,679	810,677

Total shareholders’ equity	1,727,601	2,250,653

Total liabilities and shareholders’ equity	2,636,179	2,714,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2005	2004	2005	2004
	Notes	$’000	$’000	$’000	$’000

Revenues:
Product sales		309,150	283,723	930,149	803,597
Royalties		60,186	56,199	181,073	170,001
Licensing and development		4,586	2,820	11,169	10,217
Other revenues		2,155	2,167	11,975	5,654

Total revenues		376,077	344,909	1,134,366	989,469

Costs and expenses:
Cost of product sales		60,081	38,933	135,359	100,010
Research and development		74,311	57,759	251,300	143,760
Selling, general and administrative		171,332	119,646	516,095	370,704
Intangible asset impairment		-	5,456	3,000	5,456
Reorganization costs	(4a)	6,457	10,061	9,335	32,041
Integration costs	(3)	3,520	-	3,520	-
In-process R&D write-off	(2e)	673,000	-	673,000	-

Total operating expenses		988,701	231,855	1,591,609	651,971

Operating (loss)/income		(612,624)	113,054	(457,243)	337,498
Interest income		6,876	5,697	27,868	14,101
Interest expense		(3,519)	(8,032)	(4,718)	(12,259)
Other income/(expense), net		3,202	(4,859)	3,938	4,403

Total other income/(expense), net		6,559	(7,194)	27,088	6,245

(Loss)/income from continuing
operations before income taxes and
equity in (loss)/earnings of equity
method investees		(606,065)	105,860	(430,155)	343,743
Income taxes		(18,609)	(29,960)	(61,707)	(97,188)
Equity in (loss)/earnings of equity
method investees		(569)	1,140	150	3,358

(Loss)/income from continuing
operations		(625,243)	77,040	(491,712)	249,913
Loss from discontinued operations	(4b)	-	-	-	(20,135)
Gain/(loss) on disposition of
discontinued operations	(4b)	1,049	-	4,174	(44,157)

Net (loss)/income		(624,194)	77,040	(487,538)	185,621

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

		3 months to		3 months to	9 months to		9 months to
		September 30,		September 30,	September 30,		September 30,
	Notes	2005		2004	2005		2004

Earnings per share – basic
(Loss)/income from continuing
operations		(124.9c	)	15.5c	(98.4c	)	50.4c

Loss from discontinued operations		-		-	-		(4.1c	)
Gain/(loss) on disposition on
discontinued operations		0.2c		-	0.8c		(8.9c	)

		(124.7c	)	15.5c	(97.6c	)	37.4c

Earnings per share – diluted
(Loss)/income from continuing
operations		(124.9c	)	15.3c	(98.4c	)	49.2c
Loss from discontinued operations		-		-	-		(3.9c	)
Gain/(loss) on disposition on
discontinued operations		0.2c		-	0.8	c	(8.6c	)

		(124.7c	)	15.3c	(97.6c	)	36.7c

Weighted average number of shares:
Basic	(17)	500,542,616		496,474,005	499,741,042		496,090,191
Diluted	(17)	500,542,616		509,777,052	499,741,042		515,070,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumu-
				Exchange			lated
		Ordinary		-able			other		Total
		Shares	Exchange-	Shares		Additional	compre-		share-
	Ordinary	No. of	able	No. of	Treasury	paid-in	hensive	Retained	holders’
	Shares	Shares	Shares	Shares	stock	capital	income	earnings	equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000	$’000

As at January 1,
2005	40,064	484,916	195,830	4,226	(264)	1,072,407	131,939	810,677	2,250,653

Net loss for the
period	-	-	-	-	-	-	-	(487,538)	(487,538)

Foreign currency
translation	-	-	-	-	-	-	(32,480)	-	(32,480)

Exchange of
exchangeable
shares	398	5,591	(86,453)	(1,863)	-	86,055	-	-	-

Options
exercised	341	3,686	-	-	-	30,106	-	-	30,447

Stock option
compensation	-	-	-	-	-	187	-	-	187

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	2,478	-	-	2,478

Re-issuance of
treasury stock	-	-	-	-	120	-	-	-	120

Realized gain on
available-for-sale
securities	-	-	-	-	-	-	(3,473)	-	(3,473)

Unrealized
holding losses
on available-for-
sale securities	-	-	-	-	-	-	(4,333)	-	(4,333)

Dividends	-	-	-	-	-	-	-	(28,460)	(28,460)

As at
September 30,
2005	40,803	494,193	109,377	2,363	(144)	1,191,233	91,653	294,679	1,727,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

One Shire exchangeable share can be exchanged for either three Shire ordinary shares or one Shire ADS.

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	$’000	$’000	$’000	$’000

Net (loss)/income	(624,194)	77,040	(487,538)	185,621

Other comprehensive income/(loss):
Foreign currency translation adjustments	5,949	12,973	(32,480)	4,525
Realized gain on available-for-sale securities	(3,473)	-	(3,473)	(20,880)
Unrealized holding gain/(loss) on available-for-
sale securities, net of tax	4,573	2,695	(4,333)	16,142

Comprehensive (loss)/income	(617,145)	92,708	(527,824)	185,408

The components of accumulated other comprehensive income as at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	$’000	$’000

Foreign currency translation adjustments	85,742	118,222
Unrealized holding gain on available-for-sale securities	5,911	13,717

Accumulated other comprehensive income	91,653	131,939

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2005	2004
	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income from continuing operations	(491,712)	249,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	2,682	1,965
SG&A	44,085	40,474
Stock option compensation	187	165
In-process R&D write-off	673,000	-
Write-down of long-term assets	11,005	19,392
Gain on sale of long-term assets	(3,866)	(14,472)
Dissenting shareholders interest	2,435	-
Movement in deferred taxes	34,307	(23,610)
Equity in earnings of equity method investees	(150)	(3,358)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(33,893)	(49,261)
Increase in provision for sales deductions	14,424	39,551
Increase in inventory	(1,273)	(2,864)
(Increase)/decrease in prepayments and other current assets	(24,403)	2,199
(Increase)/decrease in other assets	(779)	2,023
Increase in accounts and notes payable and other liabilities	5,700	47,322
Decrease in deferred revenue	(10,531)	(288)
Cash flows used in discontinued operations	(362)	(25,613)

Net cash provided by operating activities	220,856	283,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Movement in short-term investments	351,246	21,039
Movements in restricted cash	(285)	15,573
Purchase of subsidiary undertaking, net of cash and cash equivalents	(1,099,650)	-
Expenses of acquisitions	(24,112)	-
Purchase of long-term investments	(7,678)	(5,720)
Purchase of property, plant and equipment	(57,638)	(24,840)
Purchase of intangible assets	(20,064)	(12,385)
Proceeds from sale of long-term investments	10,135	26,733
Proceeds from sale of property, plant and equipment	108	444
Proceeds from assets held for resale	-	11,289
Dividends received from investments	8,483	5,245
Loans made to ID Biomedical Corporation (IDB)	(43,162)	(23,820)
Repayment of loan made to IDB	1,049	-
Proceeds from IDB subscription receipts	60,000	-
Deferred proceeds from sale of the vaccines business	32,236	30,000
Cash flows from discontinued operations	-	(12,715)

Net cash (used in)/provided by investing activities	(789,332)	30,843

The assets acquired with the purchase of Transkaryotic Therapies, Inc. (TKT) included: cash and cash equivalents ($56.8 million), restricted cash ($8.2 million) and short-term investments ($46.8 million).

SHIRE PHARMACEUTICALS GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2005	2004
	$’000	$’000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes	-	(370,109)
Repayment of long-term debt and capital leases	-	(171)
Proceeds from exercise of options	30,447	7,531
Proceeds from issue of common stock, net	-	611
Tax benefit of stock option compensation, charged directly to reserves	2,478	-
Payment of dividend	(19,057)	-
Cash flows used in discontinued operations	-	-

Net cash provided by/(used in) financing activities	13,868	(362,138)

Effect of foreign exchange rate changes on cash and cash	(7,049)	2,295
Discontinued operations	-	(10)

Net decrease in cash and cash equivalents	(561,657)	(45,472)
Cash and cash equivalents at beginning of period	1,111,477	1,063,362

Cash and cash equivalents at end of period	549,820	1,017,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PHARMACEUTICALS GROUP PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

(a) Basis of Presentation

These interim financial statements of Shire Pharmaceuticals Group plc and its subsidiaries (Shire or the Company) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission (SEC) regulations for interim reporting.

The December 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the following filings at the SEC:

  consolidated financial statements and accompanying notes included in Shire’s Annual Report on Form 10-K for the year to December 31, 2004;

  consolidated financial statements and accompanying notes included in TKT’s Annual Report on Form 10-K and Form 10-K/A for the year to December 31, 2004;

  unaudited consolidated financial statements and accompanying notes included in Shire's Quarterly Reports on Form 10-Q for the periods to March 31, 2005 and June 30, 2005; and

  unaudited pro forma condensed combined financial statements and accompanying notes as at and for the period to March 31, 2005 and for the year to December 31, 2004 included in Shire’s Form 8K/A, dated September 26, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year.

(b) Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and Securities and Exchange Commission regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, valuation of intangible assets and fixed asset investments, contingent liabilities, the valuation of tax assets and liabilities, the valuation of in-process R+D and inventory acquired with TKT and the amount payable to those TKT shareholders who have asserted appraisal rights in relation to Shire’s acquisition of TKT which completed on July 27, 2005.

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

At September 30, 2005, the Company had six stock-based employee compensation plans, which are described more fully in the Company’s 2004 Form 10-K.

The following table illustrates the effect on net (loss)/income and (loss)/earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	3 months to		3 months to	9 months to		9 months to
	September 30,		September 30,	September 30,		September 30,
	2005		2004	2005		2004
	$’000		$’000	$’000		$’000

Net (loss)/income, as reported	(624,194)		77,040	(487,538)		185,621
Add:
Stock-based employee compensation charge
included in reported net income, net of related
tax effects	91		67	187		165
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards	(6,578)		(7,075)	(18,136)		(25,665)

Pro forma net (loss)/income	(630,681)		70,032	(505,487)		160,121

(Loss)/earnings per share
Basic – as reported	(124.7c	)	15.5c	(97.6c	)	37.4c
Diluted – as reported	(124.7c	)	15.3c	(97.6c	)	36.7c
Basic – pro forma	(126.0c	)	14.1c	(101.1c	)	32.3c

Diluted – pro forma	(126.0c	)	14.1c	(101.1c	)	31.9c

(d) Accounting pronouncements adopted during the period

EITF 05-06

In June 2005 the Emerging Issues Task Force (EITF) reached consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" (EITF 05-6). EITF 05-6 requires leasehold improvements acquired in a business combination to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. Additionally, EITF 05-6 requires improvements placed in service significantly after and not contemplated at or near the beginning of the lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective immediately. The adoption of EITF 05-6 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS 153

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS No. 153), which amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(e) New accounting pronouncements to be adopted in future periods

EITF 03-01

In March 2004, the EITF reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 is applicable to (a) debt and equity securities within the scope of SFAS No. 115, (b) debt and equity securities within the scope of SFAS No. 124 and those held by an investor that reports a performance indicator, and (c) equity securities not within the scope of SFAS No. 115 and not accounted for under the Accounting Principles Board Opinion 18's equity method (e.g. cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures relating to cost method investments should not be aggregated with other types of investments. The effective date for the prospective application of the EITF 03-01 impairment model to all current and future investments has been delayed by the FASB Issues FASB Staff Position (FSP) EITF 03-01-1. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-01 to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No.123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from January 1, 2006. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 1(c) above show the impact of the Company adopting the modified-retrospective method in prior periods. On adoption of SFAS No. 123R, the Company will adopt the modified-retrospective method.

FSP SFAS 123(R)-2

In October 2005, the FASB issued a staff position FSP SFAS No. 123(R)-2, “Practical Accommodation of Grant Date as Defined in FASB Statement No. 123(R)” (FSP SFAS No. 123(R)-2). FSP SFAS No. 123(R)-2 is in response to recent enquiries from constituents to provide guidance on the application of grant date as defined in SFAS No. 123R. One of the criteria in defining the grant date in SFAS No. 123(R) is a mutual understanding by the employer and the employee of the key terms and conditions of a share-based payment award. Practice has developed such that the grant date of an award is generally the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short period of time from the date of approval. For many companies, the number and geographic dispersion of employees receiving share-based awards limit the ability to communicate with each employee immediately after the awards have been approved by the Board of Directors. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved if the award is a unilateral grant and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP SFAS No. 123(R)-2 is effective for the Company from January 1, 2006. The Company does not expect the adoption of FSP SFAS No. 123(R)-2 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

SFAS 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will have no impact on historical results; rather the impact depends upon future changes to accounting principles.

2.   Business combinations: TKT acquisition

On July 27, 2005 Shire completed its acquisition of TKT in an all-cash transaction. The acquisition was effected by merging a wholly owned subsidiary of Shire with and into TKT (the “Merger”), with TKT continuing as the surviving corporation. As consideration, Shire paid to TKT’s stockholders $37 in cash for each share of TKT common stock outstanding at the time of the acquisition, less any applicable withholding taxes.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process (see below). As at September 30, 2005 shareholders owning approximately 24.4 million TKT shares had accepted the offer and $903 million has been paid to them, $83.4 million was paid in connection with TKT stock options and $170.1 million in connection with convertible notes, outstanding at the date of acquisition.

In connection with the acquisition, as at September 30, 2005, the holders of approximately 11.7 million shares of TKT common stock had submitted written demands for appraisal of their shares and, as a result, elected not to accept the $37 per share merger consideration. To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process. Shire has recognised a liability in respect of the fair value of those TKT shareholders who have asserted appraisal rights based on

$37 per share. If the court ascribes a different valuation to $37 this will result in an adjustment to goodwill. In addition, the Company has recorded a provision for interest, based on the $37 per share amount, of $2.5 million for the period to September 30, 2005, which has been charged to the income statement.

For accounting purposes, the acquisition of TKT has been accounted for as a purchase business combination in accordance with SFAS 141, “Business Combinations” (SFAS No. 141). Under the purchase method of accounting, the assets acquired and the liabilities assumed from TKT are recorded at the date of acquisition at their respective fair values. Financial statements and reported results of operations of Shire issued after completion of the acquisition will reflect these values, with the results of TKT included from July 27, 2005 in the statement of operations.

The following is an estimate of the purchase price for TKT, as at July 27, 2005:

		$’000

Common stock
Number of shares of TKT common stock – non-dissenting	24,444,126
Price per TKT share ($)	37.00	904,432

Number of shares of TKT common stock – dissenting	11,714,150
Price per TKT share ($)	37.00	433,424

Total number of shares of TKT common stock outstanding as at July 27, 2005	36,158,276	1,337,856

Stock options
Cash cost of settling TKT stock options		83,392

Convertible notes
Nominal value of convertible loan notes as at July 27, 2005 (in $000s)	85,000
Conversion ratio into TKT common stock	18.49
Total shares payable upon conversion	4,597,080
Price per TKT share ($)	37.00

Cost of settling convertible notes		170,092

Direct costs of acquisition		35,106

Total estimated purchase price		1,626,446

The estimated purchase price stated above has been allocated on a preliminary basis according to Shire’s estimate of the fair value of assets acquired and liabilities assumed. The fair values of certain pre-acquisition contingencies, in particular those relating to the Purported Class Action Shareholder Suit and the Shareholder Derivative Suit (see Part II, Item 1 of this Form 10-Q for further details) are yet to be determined. Shire currently does not have sufficient information to measure the contingencies.

The fair values of assets acquired and liabilities assumed will be determined as soon as possible and, in any event, no later than one year from the acquisition date if such fair values can be measured in this time frame. To the extent that estimates need to be adjusted, Shire will do so in future periods in accordance with SFAS 141.

The purchase price was allocated as follows:

		Book value	Adjustments	Fair value
	Notes	$’000	$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		56,814	-	56,814
Restricted cash		8,173	-	8,173
Short-term investments		46,896	-	46,896
Accounts receivable, net		28,361	-	28,361
Inventories	(a)	12,890	88,879	101,769
Prepaid expenses and other current assets		7,997	-	7,997

Total current assets		161,131	88,879	250,010

Property, plant and equipment, net		57,297	-	57,297
Goodwill		39,038	(39,038)	-
- on TKT acquisition	(c)	-	164,041	164,041
Other intangible assets, net	(d)	20,210	460,790	481,000
In process R&D	(e)	-	673,000	673,000
Deferred tax asset	(b)	-	74,761	74,761
Other non-current assets		3,281	-	3,281

Total assets		280,957	1,422,433	1,703,390

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	(f)	35,365	437	35,802
Deferred tax liability	(b)	-	32,885	32,885
Other current liabilities		6,451	-	6,451

Total current liabilities		41,816	33,322	75,138

Other long-term liabilities		1,806	-	1,806

Total liabilities		43,622	33,322	76,944

Estimated fair value of identifiable assets		237,335	1,389,111	1,626,446
acquired and liabilities assumed

(a) Inventory

Components of the increase in fair value for acquired inventory are as follows:

		Fair value
	Book value	adjustment	Fair value
	$’000	$’000	$’000

Finished goods	3,377	66,814	70,191
Work-in-process	7,027	22,065	29,092

Raw materials	2,486	-	2,486

	12,890	88,879	101,769

(b) Deferred taxes

The estimated tax effects of the acquisition, including TKT trading losses and the effect of the fair value adjustments for inventory and other intangible assets are as follows:

$’000

Deferred tax asset on TKT losses carried forward (net of valuation allowance of
$49.7 million) – long-term	245,253
Deferred tax liability on other intangible assets – long-term	(170,492)

Deferred tax asset, net	74,761
Deferred tax liability on inventory - current	(32,885)

Deferred tax, net	41,876

(c) Goodwill

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the goodwill associated with the TKT acquisition will not be amortized. Goodwill resulting from this acquisition has been allocated to the Pharmaceutical Products segment.

(d) Other intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

		Fair value
	Book value	adjustment	Fair value	Asset life
	$’000	$’000	$’000	years

Intellectual property (1)	-	335,000	335,000	14 to 20
Customer relationships(2)	14,909	104,091	119,000	15
Other (finite-lived assets)	5,301	21,699	27,000	7

	20,210	460,790	481,000

(1)	Relates to REPLAGAL (excluding US and Japan) and DYNEPO (for the treatment of anemia associated with kidney disease)

(2)	Relates to REPLAGAL (excluding US and Japan)

Acquired identifiable intangible assets have been allocated to the Pharmaceutical Products reporting segment.

Acquired identifiable intangible assets represent the value associated with developed technology to which the Company has all associated rights. These rights can include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which compounds react in body, an understanding of the mechanisms of action which allow the compound to work and the knowledge related to the associated clinical and marketing studies performed for these compounds) that were acquired as part of the transaction with respect to products and/or processes that have been developed.

The fair value of all of the identifiable intangible assets has been determined using an income approach on a project-by-project basis. This method starts with a forecast of all of the expected future net cash flows either generated or saved as a result of ownership of the intellectual property, the customer relationships and the other intangible assets. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires various assumptions to be made, including:

  revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;
  royalty or licence fees saved by owning the intellectual property associated with the products;
  cost of sales for the products using historical data, industry data or other sources of market data;
  sales and marketing expense using historical data, industry data or other sources of market data;
  general and administrative expenses;
  research and development expenses; and
  the estimated life of the products.

The valuations are based on the information that is currently available and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

(e) In-process R&D

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" (FIN 4), the portion of the purchase price allocated to in-process R&D of $673 million will be immediately expensed.

A project-by-project valuation using the guidance in SFAS 141 and the American Institute of Certified Public Accountants (AICPA) Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" has been performed by independent valuation specialists to determine the fair value of research and development projects of TKT which were in-process, but not yet completed.

The fair value was determined using the income approach on a project-by-project basis. This method starts with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the project's stage of completion and other risk factors. These other risk factors can include the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required various assumptions to be made including:

  revenue that is likely to result from specific in-process R&D projects, including estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;
  cost of sales related to the potential products using historical data, industry data or other sources of market data;
  sales and marketing expense using historical data, industry data or other market data;
  general and administrative expenses; and
  research and development expenses.

In addition the Company considered:

  the project’s stage of completion;
  the costs incurred to date;
  the projected costs to complete;
  the contribution, if any, of the acquired identifiable intangible assets;
  the projected launch date of the potential product; and
  the estimated life of the potential product.

To the extent that the in-process R&D project is expected to utilize the acquired identified intangible assets, the value of the in-process R&D project has been reduced to reflect this utilization. The acquired identified intangible assets include the technical processes, intellectual property, and institutional understanding with respect to products and processes that have been completed and that may aid in the development of future products or processes.

(f) Accounts payable and accrued expenses

Included in “Accounts payable and accrued expenses” are the following fair value adjustments:

(i) Restructuring costs

An estimate of restructuring costs that impact goodwill, pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3). Such costs total approximately $2.0 million and are associated with the involuntary termination of 15 TKT employees all of whom had left the company by September 30, 2005. As at September 30, 2005, $1.7 million had been paid and $0.3 million was outstanding; and

(ii) Deferred revenue

A fair value adjustment of $1.6 million in respect of a deferred revenue stream relating to pre-acquisition activities of TKT.

The following unaudited pro forma financial information presents the combined results of the operations of Shire and TKT as if the acquisition had occurred as at the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	$’000	$’000	$’000	$’000

Revenues	384,167	364,467	1,187,925	1,044,628
Income before extraordinary items and
cumulative effect of change in accounting
principles	52,527	55,314	114,945	123,729
Net income	52,527	55,314	114,945	123,729

Per share amounts:
Net income per common share - basic	10.5c	11.1c	23.0c	24.9c
Net income per common share - diluted	10.4c	10.9c	22.8c	24.7c

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i) Elimination of historical amortization expense recorded by legacy TKT for definite-lived intangible assets;

(ii) Elimination of interest expense recorded by legacy TKT on convertible loan notes;

(iii) An adjustment to increase interest expense by $1.3 million and $8.8 million in the three months and nine months to September 30, 2005, and $1.6 million and $4.7 million in the three months and nine months to September 30, 2004, to reflect the interest payable to dissenting shareholders.

(iv) An adjustment to decrease interest income by $2.7 million and $18.6 million in the three months and nine months to September 30, 2005, and $4.2 million and $12.5 million in the three months and nine months to September 30, 2004, to reflect the cash consideration paid to TKT shareholders, option holders and convertible note holders; and

(v) Revised amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 7 to 20 years, of approximately $5.9 million and $17.6 million in the three months and nine months to September 30, 2005, respectively and $5.9 million and $17.6 million in the three months and nine months to September 30, 2004, respectively.

In addition, the unaudited pro forma financial information above excludes the following material, non-recurring purchase accounting adjustments in the three months and nine months to September 30, 2005 as follows:

  an in-process R&D charge of $673 million;
  a $17.2 million charge relating to the use or sale of purchased inventory that was written up to fair value reported in cost of product sales; and
  a $7.6 million credit relating to the current deferred tax liability with regard to the purchased inventory charge in cost of product sales above.

3. Integration costs

In connection with the acquisition of TKT, which completed on July 27, 2005, Shire management approved and initiated plans to restructure the operations of the enlarged Company to eliminate duplicate facilities and reduce costs.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

Integration costs expensed in the three and nine months to September 30, 2005 were:

	Costs recorded in	Paid in 3 and 9
	3 and 9 months to	months to
	September 30,	September 30,	Closing
	2005	2005	liability
	$’000	$’000	$’000

Retention payments for key employees	2,751	(562)	2,189
Other	769	(769)	-

	3,520	(1,331)	2,189

4. Reorganizations

(a) North American site consolidation

As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to 4, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $48.5 million in 2004, (of which $32.0 million was in the nine months to September 30, 2004), and $9.4 million in the nine months to September 30, 2005. Following the closure of the Newport site in July 2005, the site consolidation is now complete and no further reorganization costs are expected to be incurred.

The primary costs associated with the site consolidation include:

  severance costs relating to 137 employees;
  retention payments to key employees;
  relocation costs relating to 85 employees who relocated to Wayne, Pennsylvania;
  costs of duplicate facilities (including lease exit costs); and
  other incremental costs associated with the site closures, such as legal and consultancy costs, the write down of property, plant and equipment and information technology costs.

In the 21 months to September 30, 2005, all 137 employees had left the Company. The cost of the employee severance has been ratably recognized over the period from the communication date to the termination date. In addition, all 85 of those employees who had agreed to relocate have relocated. The cost of relocation was recorded in the financial statements as it was incurred.

The following table presents the costs of the reorganization recorded to date and the total estimated costs of the reorganization.

	9 months to	12 months to	21 months to	Total
	September 30,	December 31,	September 30,	estimated
	2005	2004	2005	costs
	$m	$m	$m	$m

Employee severance	1.6	20.0	21.6	21.6
Relocation costs	-	13.8	13.8	13.8
Write-off of property, plant and equipment	-	1.2	1.2	1.2
Consultancy costs	0.5	2.9	3.4	3.4
Duplicate facilities	7.2	5.1	12.3	12.3
Information technology costs	-	2.1	2.1	2.1
Other costs	0.1	3.4	3.5	3.5

	9.4	48.5	57.9	57.9

These charges have been reflected within reorganization costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	$m	$m	$m	$m

Employee severance	-	2.6	1.6	12.5
Relocation costs	-	3.6	-	11.5
Duplicate facilities	6.5	-	7.2	-
Other costs	-	3.9	0.6	8.0

	6.5	10.1	9.4	32.0

As noted above, certain of the costs associated with the reorganization will be paid in subsequent periods, a portion of which are reflected as accrued expenses and other non-current liabilities. The following provides a reconciliation of the liability to date:

		Costs recorded	Utilization
	Opening	in 3 months to	in 3 months to	Closing
	liability	September 30, 2005	September 30, 2005	liability
	$m	$m	$m	$m

Employee severance	1.2	-	(1.2)	-
Relocation costs	1.3	-	(0.2)	1.1
Duplicate facilities	2.0	6.5	(0.4)	8.1

	4.5	6.5	(1.8)	9.2

Current liabilities	3.9	2.2	(1.8)	4.3
Other long-term liabilities	0.6	4.3	-	4.9

	4.5	6.5	(1.8)	9.2

The relocation costs are expected to be paid in 2005. The duplicate facilities costs will be paid for over the remaining life of the relevant leases, which all expire on or before October 31, 2012.

(b) Disposal of the vaccines business

On September 9, 2004 the Company completed the disposal of its vaccines business to ID Biomedical Corporation (IDB). The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of completion and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. If, prior to January 10, 2005, IDB were to raise up to $60 million from equity related issuances, then it was required under the terms of the sale agreement to redeem the subscription receipts from Shire for $60 million. Accordingly, following the completion of such a fund raising on January 7, 2005, IDB redeemed the subscription receipts from Shire for $60 million in cash. On the first anniversary of completion, Shire received the $30 million of cash held in escrow.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As at September 30, 2005 IDB had drawn down the entire $100 million loan. This facility can be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility are segregated into two components:

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

The combined drawings of the two components of the loan facility cannot exceed $100 million. As at September 30, 2005, IDB had drawn down $100.0 million, $70.6 million for injectable flu development and $29.4 million for pipeline development. As at September 30, 2005 $1.0 million of the pipeline development loan has been repaid. This part repayment of the pipeline loan was in compliance with the terms of the loan agreement requiring IDB to make such payment in the event IDB sold and leased back any property acquired from Shire as part of the sale of the vaccines business. Under the terms of the loan facility amounts repaid may not be redrawn by IDB.

The transaction gave rise to an overall loss on disposition of the vaccines business of $40.0 million, recorded as a loss on disposition at completion in 2004 of $44.2 million and a subsequent provision release of $4.2 million being recognized during the nine months to September 30, 2005. This net loss on disposal of $40.0 million comprises a gain on disposal of net assets of $30.0 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision was made on the basis that those loan repayments based solely on future sales of flu and pipeline products in development provided no certainty of recovery.

5. Short-term investments

In July 2005, the Company liquidated short-term investments to provide funds for the acquisition of TKT. At September 30, 2005, the Company had short-term investments of $22.4 million (December 31, 2004: $324.4 million).

6. Accounts receivable, net

Trade receivables at September 30, 2005 of $282.3 million (December 31, 2004: $222.5 million), are stated net of a provision for doubtful accounts and discounts of $9.8 million (December 2004: $4.3 million).

Provision for doubtful debts and discounts:

	2005	2004
	$’000	$’000

As at January 1,	4,264	7,853
Provision charged to operations	38,511	28,307
Provision released to operations	-	(3,395)
Provision utilization	(33,001)	(27,473)

As at September 30,	9,774	5,292

7. Inventories, net
	September 30,	December 31,
	2005	2004
	$’000	$’000

Finished goods	82,330	22,349
Work-in-process	47,372	11,831
Raw materials	15,992	7,050

	145,694	41,230

The Company acquired $101.8 million of inventory at fair value as part of the acquisition of TKT (see note 2).

8. Prepaid expenses and other current assets
	September 30,	December 31,
	2005	2004
	$’000	$’000

Prepaid expenses	34,174	31,401
Income tax receivable	14,147	-
Value added taxes receivable	9,344	2,533
Supplemental Executive Retirement Plan (SERP) investment	1,784	1,784
Other current assets	21,710	11,553
Subscription receipts (see note 4b)	-	60,000
Cash held in escrow (see note 4b)	-	30,000

	81,159	137,271

9. Property, plant and equipment, net
	September 30,	December 31,
	2005	2004
	$’000	$’000

Land and buildings	142,262	80,631
Office furniture, fittings and equipment	100,966	67,301
Warehouse, laboratory and manufacturing equipment	42,853	34,823

	286,081	182,755

Less: Accumulated depreciation	(67,973)	(51,404)

	218,108	131,351

The Company acquired $57.3 million of property, plant and equipment at fair value as part of the acquisition of TKT (see note 2).

10. Goodwill, net
	September 30,	December 31,
	2005	2004
	$’000	$’000

Goodwill arising on businesses acquired	429,497	296,607
Less: Accumulated amortization	(47,750)	(61,211)

	381,747	235,396

The Company recognized $164 million as goodwill on acquisition of TKT (see note 2), in accordance with SFAS No. 141. This goodwill is recorded in the Pharmaceutical Product segment.

11. Other intangible assets, net
	September 30,	December 31,
	2005	2004
	$’000	$’000

Intellectual property rights acquired	982,985	543,969
Less: Accumulated amortization	(233,610)	(234,672)

	749,375	309,297

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at September 30, 2005 will be approximately $88 million for each of the five years to September 30, 2010. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

The Company acquired $481 million of other identifiable intangible assets at fair value, as part of the acquisition of TKT (see note 2). The weighted average amortization of these assets is 16.8 years. These assets relate to intellectual property ($335 million), customer relationships ($119 million) and other finite-lived assets ($27 million).

12. Accounts payable and accrued expenses

	September 30,	December 31,
	2005	2004
	$’000	$’000

Trade accounts payable	29,055	35,008
Accrued rebates - Medicaid	82,611	84,758
Accrued rebates – Managed care	19,848	14,667
Sales return reserve	30,529	22,530
Accrued bonuses	33,559	23,171
Accrued coupons	10,297	15,869
Research and development accruals	16,899	10,924
Marketing accrual	26,802	26,095
Deferred revenue	13,501	14,472
Reorganization accrual (see note 4)	4,334	1,936
TKT acquisition costs accrual	11,334	-
Other accrued expenses	96,172	61,801

	374,941	311,231

13. Other current liabilities

	September 30,	December 31,
	2005	2004
	$’000	$’000

Income taxes payable	-	12,597
Dividends payable	9,191	-
Deferred payments	-	18,980
SERP	1,904	1,904

Other accrued liabilities	42,488	44,077

	53,583	77,558

14. Long-term debt, excluding current installments

(i) Convertibles notes due 2011
The $0.1 million debt relates to the outstanding guaranteed convertible loan notes due 2011, which were issued by a wholly owned subsidiary of Shire in August 2001.

(ii) Multicurrency Revolving Facilities Agreement
In connection with the acquisition of TKT, Shire and certain members of the Shire Group entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Bank plc, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and together with Facility A, the “Facilities”). Shire has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

Facility A may be used for general corporate purposes, including financing the purchase price and other costs with respect to the acquisition of TKT (including refinancing TKT’s existing indebtedness). Facility B may be used only for financing certain milestone payments due under the agreement between Shire, and inter alia, New River Pharmaceuticals Inc. (New River), dated January 31, 2005.

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

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.35 to 0.65 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement). Shire shall also pay fees equal to 35 per cent per annum of the applicable margin on available commitments under Facility A for the availability period applicable to Facility A and 20 per cent per annum of the applicable margin on available commitments under Facility B for the availability period applicable to Facility B in respect of the period prior to January 1, 2007, and 30 per cent per annum of the applicable margin thereafter. Interest on overdue amounts under the Facilities will accrue at a rate, which is one percent higher than the rates otherwise applicable to the loans under the Facilities.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be cancelled, all or part of the loans, together with accrued interest and all other amounts accrued or outstanding may be immediately due and payable and all or part of the loans may become payable on demand. Events of default under the Facilities include: (i) non-payment of any amounts due under the Facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults under, other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of the group, (vii) certain ERISA breaches which would have a material adverse effect, (viii) change of control of a subsidiary of Shire that is a party to the Facilities Agreement, or (ix) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facility Agreement to perform their obligations or they repudiate the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The Facilities Agreement is governed by English law.

As at September 30, 2005, the Company had not drawn-down on these facilities.

As at September 30, 2005 all of TKT Inc.’s 1.25% 2011 Convertible Notes had been converted and redeemed.

15. Other long-term liabilities

	September 30, 2005 $’000	December 31, 2004 $’000

SERP	4,331	3,591
Long-term bonuses	3,210	4,425
Deferred revenue	7,220	9,074
Insurance provisions	11,422	9,274
Lease improvement allowance	6,065	-
Onerous lease provision	4,967	1,500
Reorganization accrual	4,866	2,488
Other accrued liabilities	2,981	1,807

	45,062	32,159

16. Commitments and contingencies
 (a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as at September 30, 2005:

Operating leases $’000

2005	3,059
2006	14,458
2007	24,561
2008	23,996
2009	20,518
2010	18,856
Thereafter	54,710

160,158

(i) Operating leases
 The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2016. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $17.6 million for the nine months to September 30, 2005 (2004: $10.0 million).

During the nine months to September 30, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed two eleven year operating leases on properties in Wayne, Pennsylvania expiring through 2016. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of these leases. The future minimum lease payments under the lease agreements are $57.6 million in aggregate.

(ii) Restricted cash in respect of leases
 As at September 30, 2005 the Company had $5.4 million of restricted cash held as collateral for certain equipment leases (December 31, 2004: $5.3 million).

(b) Letters of credit and guarantees
 As at September 30, 2005, the Company had the following letters of credit:

(i) an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $15.0 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit; and

(ii) an irrevocable standby letter of credit with Bank of America in the amount of $7.8 million, providing security on the payment of lease obligations. The Company has restricted cash of $7.8 million, as required by this letter of credit.

(c) Commitments

(i) Interests in companies and partnerships
 The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $24.5 million (December 31, 2004: $22.2 million) of which $8.3 million is committed to be paid in 2005 and a further $3.2 million could be payable in 2005, depending on the timing of capital calls.

(ii) Manufacturing facilities
 The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend a further $2.0 million by the end of 2005 and $1.6 million in 2006, and has an additional commitment of $1.9 million for the design and construction of a technology center at Owings Mills, which is expected to be incurred in 2005.

(iii) Wayne, Pennsylvania fit out
 The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. At September 30, 2005 the Company had an outstanding commitment of $1.5 million, which is expected to be incurred in 2005.

(iv) Basingstoke, UK expansion
The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at September 30, 2005, the Company had an outstanding commitment of $4.9 million, which is expected to be incurred throughout 2005 and into 2006.

(v) NRP104
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

(vi) DAYTRANA (MTS)
 In connection with the Company’s purchase of DAYTRANA (MTS) in 2003, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon regulatory approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. Regulatory approval is currently expected to be in the last quarter of 2005.

(vii) FOSRENOL patent rights
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

(viii) Other R&D commitments
 As at September 30, 2005, the Company had commitments of $14.5 million on achievement of specified milestones of which $1.4 million is committed to be paid in 2005 and $8.1 million is expected to be paid in 2006.

(ix) TKT shareholders seeking appraisal rights
 As at September 30, 2005, the holders of approximately 11.7 million shares of TKT common stock had submitted written demands for appraisal of their shares. For further information see Item 1 of Part II of this Form 10-Q. As at September 30, 2005 the Company included a liability of $433 million based on the merger consideration of $37 per share for the 11.7 million shares outstanding at that time. On October 10, 2005, at the request of one of the petitioners to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the petitioner's demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the petitioner tendered the shares at the merger consideration of $37 per share. Therefore, as at October 31, 2005, the holders of approximately 11.3 million shares of TKT common stock maintain their written demands for appraisal of their shares and have elected not to accept the $37 merger consideration. Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

(x) Clinical testing
As at September 30, 2005, the Company had committed to pay approximately $13.0 million to contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay for these commitments throughout 2005 and into 2006 as ongoing trials are completed.

(xi) Contract manufacturing
 As at September 30, 2005, the Company had committed to pay approximately $16.8 million in respect of contract manufacturing over the next 12 months.

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

(ii) Specific
 There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2004. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. On July 27, 2005, Shire completed its acquisition of TKT. In addition to the disclosures in Shire’s Annual Report on Form 10-K for the year to December 31, 2004 (as updated in Shire’s subsequent filings with the SEC), there are various legal proceedings brought by and against TKT which are described below. There is no assurance that the enlarged Group will be successful in any of these proceedings and if it is not, there may be a material impact on the enlarged Group’s results and financial position.

ADDERALL XR

(i) Barr Laboratories, Inc.
 Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300

Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. Trial in this action is scheduled for January 2006.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of recently issued U.S. Patent No. 6,913,768 (the ‘768 patent). The Company is seeking injunctions to prevent Barr from infringing the ‘768 patent, damages in the event that Barr should commercialize its ANDA products, attorneys’ fees and costs.

(ii) Impax Laboratories, Inc.
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

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases. Impax has also filed for summary judgment of noninfringement with respect to the ‘819 and ‘300 patents. The Delaware District Court has not yet ruled on Impax’s motion.

As part of the October 19, 2005 lawsuit against Barr, Shire also brought suit in the Southern District of New York against Impax for infringing the ‘768 patent. The Company is seeking injunctions to prevent Impax from infringing the ‘768 patent, damages in the event that Impax should commercialize its ANDA products, attorneys’ fees and costs.

(iii) Colony Pharmaceuticals Inc.
 In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(iv) Teva Pharmaceuticals USA, Inc.
 In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of ADDERALL XR prior to the expiration of the '819 and '300 Patents. Shire has chosen not to sue Teva.

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

The Hatch-Waxman exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Summary judgment arguments were presented to the Court on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment. Expert discovery will now continue and is scheduled to be completed by December 31, 2005. No trial date has been set.

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

TKT
On July 27, 2005, the Company completed its acquisition of TKT. There are various legal proceedings brought by and against TKT which are described below.

GA-GCB

In January 2005, Genzyme Corporation (Genzyme) filed suit against TKT in the District Court of Tel-Aviv-Jaffa, Israel, claiming that TKT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent TKT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. No trial date has been set.

DYNEPO

In April 1997, Amgen Inc. (Amgen) commenced a patent infringement action against TKT and Sanofi-Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen's patents in the light of potentially invalidating prior art.

In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by TKT and Sanofi-Aventis. In December 2004, TKT and Sanofi-Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. TKT and Sanofi-Aventis filed an appeal brief in April 2005.

If TKT and Sanofi-Aventis are not successful in the DYNEPO litigation at the appellate level, TKT and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. TKT is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe to TKT with respect to the sale of DYNEPO until Sanofi-Aventis has recouped the full amount of TKT's share of the litigation expenses. TKT has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

Gene Activation

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys became involved in a patent interference involving Serono's US Patent No. 5,272,071 (the "071 patent"), which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively. TKT was not a party to this interference.

In August 2004, Serono served TKT with an amended complaint in the appeal of the PTO decision that was filed in the US District Court of Massachusetts. The amended complaint alleges that TKT infringes Serono's '071 patent. In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim at the District Court level.

Appraisal Rights

In connection with Shire’s merger with TKT, as at September 30, 2005, the holders of approximately 11.7 million shares of TKT common stock submitted written demands for appraisal of their shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the petitioners to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the petitioner’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the petitioner tendered the shares at the merger consideration of $37 per share. Therefore, as at October 28, 2005, the holders of approximately 11.3 million shares of TKT common stock maintain their written demands for appraisal of their shares and have elected not to accept the $37 merger consideration. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

Total consideration, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have exercised appraisal rights. Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability.

Purported Class Action Shareholder Suit

In January and February 2003, various parties filed purported class action lawsuits against TKT and Richard Selden, TKT's former Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003. Each of the complaints asserts claims under Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that TKT and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of TKT's REPLAGAL product to treat Fabry disease during that period.

In March 2003, various plaintiffs filed motions to consolidate, to appoint lead plaintiff, and to approve plaintiffs' selections of lead plaintiffs' counsel. In April 2003, various plaintiffs filed a Joint Stipulation and Proposed Order of Lead Plaintiff Applicants to Consolidate Actions, to Appoint Lead Plaintiffs and to Approve Lead Plaintiffs' Selection of Lead Counsel, Executive Committee and Liaison Counsel. In April 2003, the Court endorsed the Proposed Order, thereby consolidating the various matters under one matter: In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint") against TKT; Dr Selden; Daniel Geffken, TKT's former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, members of TKT's board of directors; William R. Miller and James E. Thomas, former members of TKT's board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of TKT's common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during that period. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In September 2003, TKT filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part TKT's motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against TKT arose out of forward-looking statements protected by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (PSLRA). The Court dismissed those statements as falling within the PSLRA's safe harbor provisions. The Court also dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001 because no plaintiff had standing to bring such claims. The Court allowed all other allegations to remain.

In June 2004, TKT submitted an unopposed motion seeking clarification from the Court that the Memorandum dismissed claims based on the first two offerings as to all defendants. The Court granted the motion. In July 2004, the plaintiffs voluntarily dismissed all claims based on the third offering because no plaintiff had standing to bring such claims.

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. A hearing on this motion was held in September 2004. The Court denied this motion. TKT filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. TKT filed an opposition to this motion in March 2005, and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, TKT filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. The court has not yet ruled on this motion.

On September 14, 2005, the plaintiffs filed a Notice of Related Case Pursuant to Local Rule 40.1(G), in which they appeared to seek reassignment of a matter filed on September 1, 2005, entitled Securities and Exchange Commission v. Richard B. Selden, Civil Action No. 05-11805-NMG (D. Mass.) (the SEC Action), to the Court considering this matter. On September 15, 2005, the defendants filed a response to the notice, opposing reassignment of the SEC Action. On October 7, 2005, the plaintiffs filed a memorandum in response to the defendants' response.

Shareholder Derivative Suit

In April 2003, South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacob, and Nancy R. Jacob Ttee filed a Shareholder Derivative Complaint against Dr. Selden; against the following members of TKT's board of directors: Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorhead, III; against the following former members of

TKT's board of directors: James E. Thomas and William Miller; and against TKT as nominal defendant, in Middlesex Superior Court in the Commonwealth of Massachusetts, Civil Action No. 03-1669. On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts. The parties' motion was allowed, and in June 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.

The complaint alleges that the individual defendants breached fiduciary duties owed to TKT and its shareholders by disseminating materially false and misleading statements to the market and causing or allowing TKT to conduct its business in an unsafe, imprudent and unlawful manner. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of TKT for any liability TKT incurs as a result of the individual defendants' alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In August 2003, the plaintiff filed its Verified Amended Derivative Complaint (the "Amended Derivative Complaint"). The Amended Derivative Complaint alleges that the individual defendants breached fiduciary duties owed to TKT and its stockholders by causing TKT to issue materially false and misleading statements to the public, by signing TKT's Annual Reports on Form 10-K for the years 2000 and 2001 and by signing a registration statement. The Amended Derivative Complaint also alleges that defendant Dr. Selden sold TKT's stock while in possession of material non-public information. The plaintiff seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In September 2003, TKT filed a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted TKT's motion to dismiss. In June 2004, the plaintiff filed a Notice of Appeal appealing the dismissal of the Amended Derivative Complaint to the Massachusetts Court of Appeals. There have been no further developments with respect to this action.

SEC Investigation

In May 2003, TKT received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT's disclosures and public filings with regard to REPLAGAL and the status of the approval process of the FDA for REPLAGAL, as well as transactions in TKT's securities.

In July 2004, TKT and Dr. Selden, its former Chief Executive Officer, received "Wells" notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws. In September 2005, the Commission filed a suit against Dr. Selden and is seeking an injunction disgorgement, civil penalties and an order barring Dr. Selden from serving as an officer or director of a public company. Also in September 2005, the SEC staff informed the Company that it is no longer recommending any enforcement action against TKT.

17. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to September 30, 2005 $’000	3 months to September 30, 2004 $’000	9 months to September 30, 2005 $’000	9 months to September 30, 2004 $’000

Numerator for basic earnings per share	(624,194)	77,040	(487,538)	185,621
Interest charged on convertible debt, net of
tax	-	766	-	3,432

Numerator for diluted earnings per share	(624,194)	77,806	(487,538)	189,053

Weighted average number of shares:	No. of shares	No. of shares	No. of shares	No. of shares

Basic	500,542,616	496,474,005	499,741,042	496,090,191
Effect of dilutive shares:
Stock options	-	2,474,699	-	3,086,390
Warrants	-	-	-	55,579
Convertible debt	-	10,828,348	-	15,838,142

Diluted	500,542,616	509,777,052	499,741,042	515,070,302

For the three and nine months ended September 30, 2005, the share options, warrants and convertible debt not included in the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period, are shown below:

For the three and nine months ended September 30, 2004, the share options, warrants and convertible debt not included in the calculation of the diluted weighted average number of shares, because the exercise prices exceeded the Company’s average share price during the calculation period, are shown below:

	3 months to September 30, 2005 No. of shares	3 months to September 30, 2004 No. of shares	9 months to September 30, 2005 No. of shares	9 months to September 30, 2004 No. of shares

Stock options	23,092,439	18,866,415	20,278,370	17,567,632
Warrants	1,346,407	1,346,407	1,346,407	-
Convertible debt	5,756	-	5,756	-

	24,444,602	20,212,822	21,630,533	17,567,632

18. Segmental reporting

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

Shire’s internal management reporting structures show two segments, Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises four therapeutic areas, central nervous system (CNS), gastro-intestinal (GI), human genetic therapies (HGT) and general products (GP) and all products have been aggregated for reporting purposes within this segment.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new, current period presentation.

The Pharmaceutical Products segment represents the Company’s commercial operations and costs in respect of products currently promoted and sold together with costs of developing projects for future commercialization. The Royalties segment represents royalties earned from the out-licensing of products to third parties. These projects have been developed and commercialized by the third party and royalties are being received on the sale of the commercialized product. ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures. Costs have not been allocated to Royalties below as the magnitude of the costs incurred in respect of managing this segment is small and the internal reporting consequently does not allocate costs to this segment. Assets that are directly attributable to the Royalty segment have been separately disclosed from the Pharmaceutical Products reportable segment.

3 months to September 30, 2005	Pharmaceutical Products $’000	Royalties $’000	Segment Sub-total $’000	All Other $’000	Total $’000

Product sales	309,150	-	309,150	-	309,150
Royalties	-	60,186	60,186	-	60,186
Licensing and development	-	-	-	4,586	4,586
Other revenues	-	-	-	2,155	2,155

Total revenues	309,150	60,186	369,336	6,741	376,077

Cost of product sales	60,081	-	60,081	-	60,081
Research and development	72,956	-	72,956	1,355	74,311
Selling, general and administrative	154,912	-	154,912	-	154,912
Depreciation and amortization (1)	16,420	-	16,420	-	16,420
Reorganization costs	6,457	-	6,457	-	6,457
Integration costs	3,520	-	3,520	-	3,520
In-process R&D write-off	673,000	-	673,000	-	673,000

Total operating expenses	987,346	-	987,346	1,355	988,701

Operating (loss)/income	(678,196)	60,186	(618,010)	5,386	(612,624)

Total assets	2,577,420	58,759	2,636,179	-	2,636,179
Long lived assets	1,489,172	-	1,489,172	-	1,489,172
Capital expenditure on long lived assets	13,723	-	13,723	-	13,723

(1) Depreciation from manufacturing plants ($1.0 million) is included in cost of product sales.

3 months to September 30, 2004	Pharmaceutical Products $’000	Royalties $’000	Segment Sub-total $’000	All Other $’000	Total $’000

Product sales	283,723	-	283,723	-	283,723
Royalties	-	56,199	56,199	-	56,199
Licensing and development	-	-	-	2,820	2,820
Other revenues	-	-	-	2,167	2,167

Total revenues	283,723	56,199	339,922	4,987	344,909

Cost of product sales	38,933	-	38,933	-	38,933
Research and development	56,999	-	56,999	760	57,759
Selling, general and administrative	104,755	-	104,755	-	104,755
Depreciation and amortization (1)	14,891	-	14,891	-	14,891
Intangible asset impairment	5,456	-	5,456	-	5,456
Reorganization costs	10,061	-	10,061	-	10,061

Total operating expenses	231,095	-	231,095	760	231,855

Operating income	52,628	56,199	108,827	4,227	113,054

Total assets from continuing operations	2,518,596	46,691	2,565,287	-	2,565,287
Long lived assets	783,467	-	783,467	-	783,467
Capital expenditure on long lived assets	11,470	-	11,470	-	11,470

(1) Depreciation from manufacturing plants ($0.7 million) is included in cost of product sales.

9 months to September 30, 2005	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	930,149	-	930,149	-	930,149
Royalties	-	181,073	181,073	-	181,073
Licensing and development	-	-	-	11,169	11,169
Other revenues	-	-	-	11,975	11,975

Total revenues	930,149	181,073	1,111,222	23,144	1,134,366

Cost of product sales	135,359	-	135,359	-	135,359
Research and development	246,928	-	246,928	4,372	251,300
Selling, general and administrative	465,960	-	465,960	-	465,960
Depreciation and amortization (1)	50,135	-	50,135	-	50,135
Intangible asset impairment	3,000	-	3,000	-	3,000
Reorganization costs	9,335	-	9,335	-	9,335
Integration costs	3,520	-	3,520	-	3,520
In-process R&D write-off	673,000	-	673,000	-	673,000

Total operating expenses	1,587,237	-	1,587,237	4,372	1,591,609

Operating (loss)/ income	(657,088)	181,073	(476,015)	18,772	(457,243)

Total assets from continuing operations	2,577,420	58,759	2,636,179	-	2,636,179
Long lived assets	1,489,172	-	1,489,172	-	1,489,172
Capital expenditure on long lived assets	85,380	-	85,380	-	85,380

(1) Included in depreciation and amortization is the write-down of property, plant and equipment of $5.9 million. Depreciation from manufacturing plants ($2.7 million) is included in cost of product sales.

9 months to September 30, 2004	Pharmaceutical Products $’000	Royalties $’000	Segment Sub-total $’000	All Other $’000	Total $’000

Product sales	803,597	-	803,597	-	803,597
Royalties	-	170,001	170,001	-	170,001
Licensing and development	-	-	-	10,217	10,217
Other revenues	-	-	-	5,654	5,654

Total revenues	803,597	170,001	973,598	15,871	989,469

Cost of product sales	100,010	-	100,010	-	100,010
Research and development	141,223	-	141,223	2,537	143,760
Selling, general and administrative	330,230	-	330,230	-	330,230
Depreciation and amortization (1)	40,474	-	40,474	-	40,474
Intangible asset impairment	5,456	-	5,456	-	5,456
Reorganization costs	32,041	-	32,041	-	32,041

Total operating expenses	649,434	-	649,434	2,537	651,971

Operating income	154,163	170,001	324,164	13,334	337,498

Total assets from continuing operations	2,518,596	46,691	2,565,287	-	2,565,287
Long lived assets	783,467	-	783,467	-	783,467
Capital expenditure on long lived assets	42,945	-	42,945	-	42,945

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $1.2 million. Depreciation from manufacturing plants ($2.0 million) is included in cost of product sales.

Supplemental information
 To improve comparability between periods for investors, the previous reporting format has also been used to report the current period to September 30, 2005 together with the previously reported segmental analysis for the periods to September 30, 2004. Whilst there is no requirement to include this disclosure under SFAS No. 131 as the new internal reporting format has been used for the current and historic period, management believes that during 2005, it may be useful to include the previously reported segmental analysis for comparative purposes. This internal management-reporting format is no longer used as the basis for making decisions within the business.

3 months to September 30, 2005	US $’000	International $’000	Corporate $’000	R&D $’000	TKT $’000	Total $’000

Product sales	240,377	52,817	-	-	15,956	309,150
Royalties	103	1,883	58,200	-	-	60,186
Licensing and development	3,937	649	-	-	-	4,586
Other revenues	607	1,333	-	-	215	2,155

Total revenues	245,024	56,682	58,200	-	16,171	376,077

Cost of product sales	34,316	6,381	-	-	19,384	60,081
Research and development	-	-	-	60,114	14,197	74,311
Selling, general and administrative	100,503	24,925	22,521	-	6,963	154,912
Depreciation and amortization (1)	4,358	2,020	3,531	-	6,511	16,420
Reorganization costs	6,457	-	-	-	-	6,457
Integration costs	203	-	464	-	2,853	3,520
In-process R&D write-off	-	-	-	-	673,000	673,000

Total operating expenses	145,837	33,326	26,516	60,114	722,908	988,701

Operating income/(loss)	99,187	23,356	31,684	(60,114)	(706,737)	(612,624)

Total assets from continuing	793,073	281,743	707,236	59,376	794,751	2,636,179
operations
Long lived assets	268,315	121,114	692,918	39,472	367,353	1,489,172
Capital expenditure on long lived
assets	11,170	406	1,281	-	866	13,723

(1) Depreciation from manufacturing plants ($1.0 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

3 months to September 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	237,112	46,611	-	-	283,723
Royalties	-	2,287	53,912	-	56,199
Licensing and development	2,163	657	-	-	2,820
Other revenues	1,198	969	-	-	2,167

Total revenues	240,473	50,524	53,912	-	344,909

Cost of product sales	22,274	16,659	-	-	38,933
Research and development	-	-	-	57,759	57,759
Selling, general and administrative	69,397	18,947	16,411	-	104,755
Depreciation and amortization (1)	9,988	3,331	1,572	-	14,891
Intangible asset impairment	1,508	3,948	-	-	5,456
Reorganization costs	6,501	276	1,183	2,101	10,061

Total operating expenses	109,668	43,161	19,166	59,860	231,855

Operating income/(loss)	130,805	7,363	34,746	(59,860)	113,054

Total assets from continuing operations	975,842	439,272	1,092,833	57,340	2,565,287
Long-lived assets	255,944	241,735	242,333	43,455	783,467
Capital expenditure on long lived assets	6,550	385	4,158	377	11,470

(1) Depreciation from manufacturing plants ($0.7 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

9 months to September 30, 2005	US $’000	International $’000	Corporate $’000	R&D $’000	TKT $’000	Total $’000

Product sales	765,297	148,896	-	-	15,956	930,149
Royalties	637	6,405	174,031	-	-	181,073
Licensing and development	9,481	1,688	-	-	-	11,169
Other revenues	4,643	7,117	-	-	215	11,975

Total revenues	780,058	164,106	174,031	-	16,171	1,134,366

Cost of product sales	80,649	35,326	-	-	19,384	135,359
Research and development	-	-	-	237,103	14,197	251,300
Selling, general and administrative	317,465	83,856	57,676	-	6,963	465,960
Depreciation and amortization (1)	25,705	7,266	10,653	-	6,511	50,135
Intangible asset impairment	3,000	-	-	-	-	3,000
Reorganization costs	8,685	-	307	343	-	9,335
Integration costs	203	-	464	-	2,853	3,520
In-process R&D write-off	-	-	-	-	673,000	673,000

Total operating expenses	435,707	126,448	69,100	237,446	722,908	1,591,609

Operating income/(loss)	344,351	37,658	104,931	(237,446)	(706,737)	(457,243)

Total assets from continuing	793,073	281,743	707,236	59,376	794,751	2,636,179
operations
Long-lived assets	268,315	121,114	692,918	39,472	367,353	1,489,172
Capital expenditure on long lived
assets	48,901	1,456	34,157	-	866	85,380

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $5.9 million included in the US segment. Depreciation from manufacturing plants ($2.7 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

9 months to September 30, 2004	US $’000	International $’000	Corporate $’000	R&D $’000	Total $’000

Product sales	670,412	133,185	-	-	803,597
Royalties	-	7,922	162,079	-	170,001
Licensing and development	8,442	1,775	-	-	10,217
Other revenues	2,637	3,017	-	-	5,654

Total revenues	681,491	145,899	162,079	-	989,469

Cost of product sales	64,135	35,875	-	-	100,010
Research and development	-	-	-	143,760	143,760
Selling, general and administrative	214,013	68,752	47,465	-	330,230
Depreciation and amortization (1)	27,097	8,741	4,636	-	40,474
Intangible asset impairment	1,508	3,948	-	-	5,456
Reorganization costs	18,925	2,972	4,083	6,061	32,041
Total operating expenses	325,678	120,288	56,184	149,821	651,971

Operating income/(loss)	355,813	25,611	105,895	(149,821)	337,498

Total assets from continuing operations	975,842	439,272	1,092,833	57,340	2,565,287
Long-lived assets	255,944	241,735	242,333	43,455	783,467
Capital expenditure on long lived assets	13,428	2,542	25,509	1,466	42,945

(1) Included in depreciation and amortization are the write-downs of property, plant and equipment of $1.6 million ($0.5 million in the Corporate segment and $1.1 million in the US segment). Depreciation from manufacturing plants ($2.0 million) is included in cost of product sales in the US segment. Depreciation and amortization relating to R&D assets are included in the US and International segments.

19. Related parties

In April 2005, Shire BioChem Inc. (BioChem) contributed cash of $4.1 million (CAN$ 5 million) to ViroChem Pharma Inc. in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem had an indirect substantial interest in a company which is a co-investor of ViroChem Pharma Inc.

In October 2005, the Company sub-leased its office premises in Newport to Xanodyne Pharmaceuticals Inc. Dr James Cavanaugh, the non-executive Chairman of the Company, is the Chairman of Xanodyne Pharmaceuticals Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on central nervous system (CNS), gastrointestinal (GI), general products (GP) and human genetic therapies (HGT) - all being areas in which Shire has a commercial presence. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small-scale sales force will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. This approach aims to deliver increased returns and lower risks. Shire’s in-licensing and merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

The acquisition of TKT on July 27, 2005 added the HGT business to Shire and Shire views this business as complementary to and consistent with Shire's stated strategy of meeting the needs of the specialist physician.

Significant events in the three months to September 30, 2005

Transkaryotic Therapies, Inc.

On July 27, 2005, Shire completed its acquisition of TKT. As consideration, Shire paid to TKT’s stockholders $37 in cash for each share of TKT common stock outstanding at the time of the acquisition.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process. As at September 30, 2005 shareholders owning approximately 24.4 million TKT shares had accepted the offer and during the period $903 million had been paid to them, $83.4 million was paid in connection with TKT stock options and $170.1 million in connection with convertible notes, outstanding at the date of acquisition.

See note 2 to the unaudited consolidated financial statements in this Form 10-Q for further information on the acquisition.

ADDERALL XR

FDA approval of the adolescent indication for ADDERALL XR was received during July.

ADDERALL XR in Canada

On August 24, 2005, Shire announced that Health Canada would reinstate the marketing authorization of ADDERALL XR in Canada effective August 26, 2005. This reinstatement followed the acceptance by Health Canada of the recommendations from the New Drug Committee (NDC), which was appointed by Health Canada at Shire’s request to review the suspension in Canada of ADDERALL XR. The NDC, comprised of three highly qualified, independent experts in the fields of pediatric cardiology, pediatric development and behavioral problems, and pharmacoepidemiology, examined the scientific evidence made available to them by both Shire and Health Canada. The NDC recommended that Health Canada reinstate ADDERALL XR’s marketing authorization.

REMINYL

The National Institute for Health and Clinical Excellence in England and Wales (NICE) is reviewing all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales, which includes a proposal to no longer reimburse these products under the National Health Service (NHS) when used by new patients. NICE’s final recommendation was expected to be published in June 2005. However, on July 18, 2005, NICE announced that it had delayed its decision and asked the pharmaceutical companies that market drugs to treat Alzheimer's disease to identify sub-groups of patients who may get benefit from the treatments. Shire and the other concerned pharmaceutical companies are in on-going discussions with NICE.

North American site consolidation

Shire has completed its North American site consolidation, which commenced in 2004. The remaining costs of $6.5 million were incurred in the three months to September 30, 2005, when Shire closed its Newport site. See note 4 to the unaudited consolidated financial statements in this Form 10-Q for further information.

Recent developments

ADDERALL XR

(i) Patent litigation
 Shire continues to defend its Intellectual Property. In October 2005, Shire announced that it has filed a lawsuit against Barr and Impax with respect to US patent No. 6,913,768 (‘768). Shire believes that both Barr’s and Impax’s generic ADDERALL XR products infringe the ‘768 patent claims. The case was filed in the Southern District of New York. The earlier filed cases against Barr and Impax involving the ‘819 and ‘300 patents are scheduled to go to trial in January 2006 and on February 23, 2006 respectively. There will be no 30 month stay associated with the filing of the ‘768 patent case. The ‘768 patent is directed to pharmaceutical compositions comprising a once-a-day sustained release formulation of at least one amphetamine salt for the treatment of ADHD. Impax has filed for summary judgment in respect to non-infringement of the ‘819 and ‘300 patents in the district court of Delaware. The Court has not yet ruled on Impax’s motion. The schedule in the Barr case provided that summary judgement motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgement motions. Trial in the Barr case is scheduled for January 2006.

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

(ii) Citizen petition
 During October 2005, Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR, before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. The FDA has six months to respond to Shire’s petition, however it does not preclude the FDA from granting approval or tentative approval to generic or follow-on product referencing ADDERALL XR during that time.

Research and development

Shire focuses its resources on projects within its core therapeutic areas in development, which Shire believes are at lower risk.

Products in pre-launch at September 30, 2005

DYNEPO: DYNEPO was approved in the EU in March 2002 and is indicated in "treatment of anemia in patients with chronic renal failure. It may be used in patients on dialysis and patients not under dialysis". Shire expects to commence a staged launch in Europe of the product in the second half of 2006. DYNEPO is being evaluated in a controlled Phase 3 (P3) trial for anemia associated with cancer chemotherapy.

Products in registration at September 30, 2005

DAYTRANA (MTS): On October 27, 2005 Shire announced that the amended New Drug Application (NDA) will be reviewed by the FDA’s Psychopharmacologic Drugs Advisory Committee at their scheduled open session on December 2, 2005. The NDA amendment has been assigned a Prescription Drug User Fee Act date of December 28, 2005.

In addition to FDA approval, an application must be made to the US Drug Enforcement Administration (DEA) for procurement quotas in order to obtain access to methylphenidate. Pursuant to recent legislation, the DEA cannot establish procurement quotas following FDA approval of a NDA for a controlled substance (including methylphenidate) until after the DEA reviews and provides public comment on the labeling, promotion, risk management plan and other documents associated with the product. Any delay by the DEA in establishing Shire's procurement quotas for methylphenidate could delay the launch of DAYTRANA (MTS).

Products in late stage development as at September 30, 2005

  MESAVANCE (SPD476) for ulcerative colitis, which is in P3 development. During the three months to September 30, 2005, activities to support the first regulatory filing (anticipated in late 2005) continued;

  NRP104 for ADHD (P3). Shire is working with New River to support their activities leading to regulatory submission, which New River has stated it expects to make in the fourth quarter of 2005;

  SPD503 for ADHD (P3). The FDA filing is anticipated in the first half of 2006;

  SPD465 for ADHD (P3). During the three months to September 30, 2005, encouraging data was received from the first pivotal P3 study. The FDA filing is anticipated in the first half of 2006; and

  I2S for Hunter Syndrome (P3). Shire expects to file for regulatory approval for I2S in both the US and Europe in the fourth quarter of 2005.

Products in early stage development as at September 30, 2005

  SPD483 for the treatment of ADHD entered Phase I (P1) / Phase 2 (P2) development with plans to transition into P3 during 2006; and

  GA-GCB for Gaucher disease (P1/P2). In April 2004, a clinical trial to evaluate the safety and clinical activity of GA-GCB was initiated. Results from this study will be announced in the second half of 2005 and, assuming favourable results, Shire intends to commence a P3 pivotal clinical trial in 2006.

Results of operations for the three months to September 30, 2005 and 2004

Overview

On July 27, 2005, Shire completed the acquisition of TKT. This acquisition added the HGT business to Shire. The results for the three months to September 30, 2005 include the results of TKT from the date of acquisition.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2005	2004	change
	$’000	$’000%

Product sales	309,150	283,723	+9
Royalties	60,186	56,199	+7
Licensing and development	4,586	2,820	+63
Other	2,155	2,167	-

Total	376,077	344,909	+9

Product sales

For the three months to September 30, 2005 product sales increased 9% to $309.2 million (2004: $283.7 million) and represented 82% of total revenues (2004: 82%).

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to	Product	US
	September 30,	September 30,	sales	prescription
	2005	2004	growth	growth
	$’000	$’000%		%

CNS
ADDERALL XR	165,863	140,051	+18	+11
ADDERALL	9,571	11,736	-18	n/a
CARBATROL	16,129	11,225	+44	-12

GI
PENTASA	36,568	33,025	+11	+6
COLAZIDE	2,288	2,126	+8	n/a

GP
AGRYLIN and XAGRID
North America (US & Canada)	4,783	40,993	-88	-71
RoW	11,978	8,728	+37	n/a
FOSRENOL	9,722	-	n/a	n/a
CALCICHEW	10,124	9,550	+6	n/a
SOLARAZE	3,343	2,444	+37	n/a
REMINYL/REMINYL XL	2,327	2,609	-11	n/a

HGT
REPLAGAL*	15,956	-	n/a	n/a

OTHERS	20,498	21,236	-3	n/a

	309,150	283,723	+9

* This represents REPLAGAL sales for the two month period since acquisition.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2005. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

US prescriptions for ADDERALL XR for the three months to September 30, 2005 were up 11%. ADDERALL XR enhanced its leading market position with a 1% increase in US market share, in a market that grew 4% overall compared to the same period in 2004.

ADDERALL XR had a 25% share of the total US ADHD market in September 2005 and strengthened its position as the leading brand in the US ADHD market.

Product sales growth was higher than prescription growth for the quarter due mainly to the impact of price increases in December 2004 and August 2005 and lower sales deductions.

FDA approval of the adolescent indication for ADDERALL XR was received during July 2005.

On August 24, 2005, Shire announced that Health Canada would reinstate the marketing authorization of ADDERALL XR in Canada effective August 26, 2005. This reinstatement follows the acceptance by Health Canada of the recommendations from the NDC, which was appointed by Health Canada at Shire’s request to review the suspension in Canada of ADDERALL XR. The NDC, comprised of three highly qualified, independent experts in the fields of pediatric cardiology, pediatric development and behavioral problems, and pharmacoepidemiology, examined the scientific evidence made available to them by both Shire and Health Canada. The NDC recommended that Health Canada reinstate ADDERALL XR.

During October 2005, Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR, before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. The FDA has six months to respond to Shire’s petition, however it does not preclude the FDA from granting approval or tentative approval to generic or follow-on products referencing ADDERALL XR during that time.

Shire continues to defend its intellectual property. In October 2005, Shire announced that it has filed a lawsuit against Barr and Impax with respect to US patent No. 6,913,768 (‘768). Shire believes that both Barr’s and Impax’s generic ADDERALL XR products infringe the ‘768 patent claims. The case was filed in the Southern District of New York. The earlier filed cases against Barr and Impax involving the ‘819 and ‘300 patents are scheduled to go to trial in January 2006 and on February 23, 2006 respectively. There will be no 30 month stay associated with the filing of the ‘768 patent case. The ‘768 patent is directed to pharmaceutical compositions comprising a once-a-day sustained release formulation of at least one amphetamine salt for the treatment of ADHD. Impax has filed for summary judgment in respect to non-infringement of the ‘819 and ‘300 patents in the district court of Delaware. The Court has not yet ruled on Impax’s motion. The schedule in the Barr case provided that summary judgement motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed any summary judgement motions. Trial in the Barr case is scheduled for January 2006.

For further information about the litigation proceedings relating to the Company‘s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the three months to September 30, 2005 were down 12%, compared to the same period in 2004. This was due primarily to supply constraints and a 6% decrease in the total US carbamazepine prescription market. The supply constraints have now been resolved.

Product sales for the three months to September 30, 2005 were up 44%, compared to the same period in 2004. The difference between sales growth and the lower level of prescriptions is due to a December 2004 price increase and lower sales deductions in comparison to the high levels in the same period in 2004.

CARBATROL had a 43% share of the total US extended release carbamazepine prescription market in September 2005 (September 2004: 45%).

Patent litigation proceedings with Nostrum relating to CARBATROL are in progress. On July 18, 2005, the United States Federal District Court in Trenton, New Jersey denied Nostrum’s motion for summary judgment. Consequently, the lawsuit between Shire and Nostrum will continue to move toward trial. No trial date has been set by the Court. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the three months to September 30, 2005 were up 6%, compared to the same period in 2004. The increase was due to the success of the co-promotional agreement with Solvay Pharmaceuticals, Inc. and the impact of the 500mg dosage form launched in the third quarter of 2004, in conjunction with a 2% increase in the total US oral mesalamine prescription market.

Product sales for the three months to September 30, 2005 were up 11%, compared to the same period in 2004. The difference between sales growth and prescription growth is due to the impact of the September 2004 price increase.

PENTASA had an 18% share of the total US oral mesalamine prescription market in September 2005 (September 2004: 17%).

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the three months to September 30, 2005 were $16.8 million, down 66% compared to the same period in 2004 (Q3 2004: $49.7 million).

As expected, North American sales were down 88% due to the impact of generic versions of AGRYLIN being approved in the US market in April 2005.

Rest of the World sales (all sales outside North America) were up 37%, due to the successful launch of XAGRID in the UK, Germany and France in the first quarter of 2005. In accordance with current orphan drug legislation in the EU, XAGRID will have up to 10 years of marketing exclusivity in the EU.

FOSRENOL

US prescriptions for the three months to September 30, 2005 were up 19%, to 43,000 prescriptions, compared to the previous quarter (Q2 2005: 36,000). FOSRENOL was launched in the US in January 2005.

Product sales for the three months to September 30, 2005 were $9.7 million (Q2 2005: $9.9 million). The difference between sales and prescription growth is due to pipeline inventories declining from a comparatively high level of stocking in the prior quarter after the initial launch of FOSRENOL in the first quarter.

FOSRENOL had an 8% share of the total US phosphate binding market in September 2005.

Shire continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions. Launches are anticipated to begin in Europe shortly, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which completed on July 27, 2005. Product sales for the period since acquisition were $16 million. The majority of REPLAGAL sales are in Europe.

Royalties

Royalty revenue increased 7% to $60.2 million for the three months to September 30, 2005 (2004: $56.2 million) and represented 16% of total revenues (2004: 16%). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2005	2004	change
	$’000	$’000%

3TC	39,599	37,871	+5
ZEFFIX	7,731	7,034	+10
Others	12,856	11,294	+14

Total	60,186	56,199	+7

3TC

Royalties from sales of 3TC for the three months to September 30, 2005 were $39.6 million, an increase of 5% compared to the three months to September 30, 2004 ($37.9 million). This was due to the continued growth in the nucleoside analogue market for HIV and the positive impact of foreign exchange movements.

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the three months to September 30, 2005 were $301 million (2004: $291 million).

ZEFFIX

Royalties from sales of ZEFFIX for the three months to September 30, 2005 were $7.7 million, an increase of 10% compared to the three months to September 30, 2004 ($7.0 million), due to strong growth in the Japanese market.

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the three months to September 30, 2005 were $67 million (2004: $61 million).

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen, with the exception of the United Kingdom and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. REMINYL continues to be marketed outside the US under its original name. Shire is only aware of one similar dispensing error outside the US.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Shire and Janssen’s affiliate, Johnson & Johnson Pharmaceutical Research & Development, LLC, are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment. Labeling changes have now been agreed.

Shire has submitted its response to the preliminary Appraisal Consultation Document issued by the National Institute for Clinical Excellence in England and Wales (NICE). This preliminary appraisal recommends that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales are no longer reimbursable by the National Health Service when used by new patients. NICE’s final recommendation was expected to be published in June 2005. However, on July 18, 2005 NICE announced that it had delayed its decision and asked the pharmaceutical companies that market drugs to treat Alzheimer's disease to identify sub-groups of patients who may benefit from the treatments.

Cost of product sales

For the three months to September 30, 2005 the cost of product sales amounted to 19% of product sales (2004: 14%). The decrease in gross margin is primarily driven by the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales relates entirely to acquired inventories and is therefore based on the fair value of that acquired inventory. In accordance with US GAAP acquired finished goods have been valued at 97% of the expected sales price of REPLAGAL and so virtually no margin will be reflected for REPLAGAL sales until acquired finished goods have been sold (anticipated Q3 2006). For the three months to September 30, 2005 the REPLAGAL cost of product sales includes a $17.2 million adjustment in respect of the acquired inventory, of which $15.1 million related to sales of acquired finished goods and $2.1 million was a write off of damaged work in progress. The fair value adjustment decreased gross margin by 5%.

Research and development (R&D)

R&D expenditure increased from $57.8 million in the three months to September 30, 2004 to $74.3 million in the three months to September 30, 2005. Expressed as a percentage of total revenues, R&D expenditure was 20% for the three months to September 30, 2005 (2004: 17%). The increase in R&D expenditure is primarily the result of adding two significant projects following the acquisition of TKT. Such projects represented 3% of R&D expenditure as a percentage of revenues. Shire’s pipeline is now well advanced with seven projects in late stage development or registration.

Selling, general and administrative

Total SG&A costs increased from $119.6 million in the three months to September 30, 2004 to $171.3 million in the three months to September 30, 2005, an increase of 43%. As a percentage of product sales, SG&A expenses were 55% (2004: 42%).

3 months to September 30,	2005	2004	Change
	$M	$M	%

Sales costs	45.8	35.8	+28
Marketing costs	58.7	43.1	+36
Other SG&A costs	50.4	25.8	+95

	154.9	104.8	+48
Depreciation and amortization[1]	16.4	14.8	+11

Total SG&A costs	171.3	119.6	+43

1. Excludes depreciation from manufacturing plants of $1.0 million (2004: $0.7 million) which is included in cost of product sales.

Sales, marketing and other SG&A costs increased from $104.8 million in the three months to September 30, 2004 to $154.9 million in the three months to September 30, 2005 an increase of 48%. As a percentage of product sales, these expenses were 50% (2004: 37%).

This increase was expected with additional costs in the three months to September 30, 2005 attributable to four product launches during 2005, incremental costs in 2005 associated with the FOSRENOL and EQUETRO sales forces, $7.0 million of SG&A costs associated with TKT and $4.5 million relating to the set up of the new listed holding company for the Shire group.

The depreciation charge for the three months to September 30, 2005 was $4.6 million (2004: $5.3 million). Amortization charges, including the amortization on acquired products, were $11.8 million for the three months to September 30, 2005 (2004: $9.5 million).

Reorganization costs

During the three months to September 30, 2005 Shire incurred costs of $6.5 million (2004: $10.1 million) following the closure of the Newport, Kentucky site in July 2005. Following this closure, the site consolidation is now complete and no further reorganization costs are expected to be incurred. During the three months to September 30, 2004 the reorganization costs related to employee severance ($2.6 million), relocation ($3.6 million) and other costs associated with the reorganization ($3.9 million).

Integration costs

For the three months to September 30, 2005, the Company incurred $3.5 million of costs associated with the integration of the TKT business into the Group. This primarily related to retention payments for key staff.

In-process R&D

During the three months to September 30, 2005, as required under US GAAP (business combination accounting), Shire wrote off the portion of the TKT purchase price allocated to in-process R&D of $673.0 million. This amount represents the fair value of those intangible assets acquired as part of the TKT acquisition which have not been approved by the FDA or other regulatory authorities. See note 2 to the unaudited consolidated financial statements in this Form 10-Q for further information.

Interest income and expense

For the three months to September 30, 2005 the Company received interest income of $6.9 million (2004: $5.7 million). This increase in interest income is due to higher interest rates on our US cash deposits partially offset by the interest foregone by Shire on the net payments of $1.1 billion made to date in respect of the acquisition of TKT.

For the three months to September 30, 2005 the Company incurred interest expense of $3.5 million. This expense includes a $2.5 million provision in respect of interest, which may arise as a result of the court appraisal process on amounts due to shareholders who have requested appraisal of the acquisition consideration payable for their shares.

The charge in Q3 2004 of $8.0 million included the write-off of deferred issuance costs capitalized at the time of Shire’s convertible loan notes issue in 2001. These costs were being amortized over the life of the notes but were written off following the redemption of $370.1 million of loan notes in Q3 2004.

Other income/(expense), net

For the three months to September 30, 2005 other income totaled $3.2 million (2004: expense of $4.9 million). During the three months to September 30, 2005 other income was primarily attributable to the income generated from the sale of certain portfolio investments. During the three months to September 30, 2004 other expense was primarily attributable to the write down of certain portfolio investments.

Taxation

In respect of the three month period to September 30, 2005, the tax charge was calculated using the expected effective rate for the period of 28% and was adjusted for the effect of the non-deductible write-off of in-process R&D, resulting in an effective tax rate for the quarter of -3% (2004: 28%).

At September 30, 2005 net deferred tax assets of $85.4 million were recognized (December 31, 2004: $78.1 million).

Equity in earnings of equity method investees

Losses of $0.6 million were recorded for the three months to September 30, 2005 (2004 earnings of: $1.1 million) being the earnings of $1.2 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2004: $1.1 million), offset by the share of losses in the GeneChem and EGS Healthcare Funds of $1.8 million (2004: $nil).

Discontinued operations

During the three months to September 30, 2005 $1.0 million of the pipeline loan to IDB was repaid. The pipeline loan had been fully provided for in 2004 at the time of the sale of the vaccines business to IDB. This part repayment of the pipeline loan was in compliance with the terms of the loan agreement requiring IDB to make such payment in the event IDB sold and leased back any property acquired from Shire as part of the sale of the vaccines business.

Results of operations for the nine months to September 30, 2005 and 2004

Overview

On July 27, 2005, Shire completed the acquisition of TKT. This acquisition added the HGT business to Shire. The results for the three months to September 30, 2005 include the results of TKT from the date of acquisition.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2005	2004	change
	$’000	$’000%

Product sales	930,149	803,597	+16
Royalties	181,073	170,001	+7
Licensing and development	11,169	10,217	+9
Other	11,975	5,654	+112

Total	1,134,366	989,469	+15

Product sales

For the nine months to September 30, 2005, product sales increased 16% to $930.1 million (2004: $803.6 million) and represented 82% of total revenues (2004: 81%). The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to	Product	US
	September 30,	September 30,	sales	prescription
	2005	2004	growth	growth
	$’000	$’000%		%

CNS
ADDERALL XR	516,823	422,997	+22	+14
ADDERALL	31,033	22,411	+38	n/a
CARBATROL	54,823	38,873	+41	-5

GI
PENTASA	93,777	86,705	+8	+7
COLAZIDE	6,520	5,944	+10	n/a

GP
AGRYLIN AND XAGRID
North America (US & Canada)	41,950	96,840	-57	-35
RoW	36,428	25,155	+45	n/a
FOSRENOL	24,484	-	n/a	n/a
CALCICHEW	28,353	27,525	+3	n/a
SOLARAZE	8,776	6,214	+41	n/a
REMINYL/RAZADYNEREMINYL XL	9,384	7,983	+17	n/a

HGT
REPLAGAL	15,956	-	n/a	n/a

OTHERS	61,842	62,950	n/a	n/a

	930,149	803,597	+16

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2005. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

US prescriptions for ADDERALL XR for the nine months to September 30, 2005 were up 14%. ADDERALL XR enhanced its leading market position with a 1% increase in US market share, in a market that grew 6% overall compared to the same period in 2004.

ADDERALL XR had a 25% share of the total US ADHD market in September 2005 and strengthened its position as the leading brand in the US ADHD market.

Product sales growth was higher than prescription growth for the nine months to September 30, 2005, due mainly to the impact of price increases in December 2004 and August 2005 and lower sales deductions.

ADDERALL XR’s pediatric marketing exclusivity in the US under the Hatch-Waxman regulations expired on April 11, 2005.

FDA approval of the adolescent indication for ADDERALL XR was received during July.

On August 24, 2005, Shire announced that Health Canada would reinstate the marketing authorization of ADDERALL XR in Canada effective August 26, 2005. This reinstatement follows the acceptance by Health Canada of the recommendations from the New Drug Committee (NDC), which was appointed by Health Canada at Shire’s request to review the suspension in Canada of ADDERALL XR. The NDC, comprised of three highly qualified, independent experts in the fields of pediatric cardiology, pediatric development and behavioral problems, and pharmacoepidemiology, examined the scientific evidence made available to them by both Shire and Health Canada. The NDC recommended that Health Canada reinstate ADDERALL XR.

During October 2005, Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR, before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. The FDA has six months to respond to Shire’s petition, however it does not preclude the FDA from granting approval or tentative approval to generic or follow-on product referencing ADDERALL XR during that time.

Shire continues to defend its Intellectual Property. In October 2005, Shire announced that it has filed a lawsuit against Barr and Impax with respect to US patent No. 6,913,768 (‘768). Shire believes that both Barr’s and Impax’s generic ADDERALL XR products infringe the ‘768 patent claims. The case was filed in the Southern District of New York. The earlier filed cases against Barr and Impax involving the ‘819 and ‘300 patents are scheduled to go to trial in January 2006 and February 23, 2006 respectively. There will be no 30 month stay associated with the filing of the ‘768 patent case. The ‘768 patent is directed to pharmaceutical compositions comprising a once-a-day sustained release formulation of at least one amphetamine salt for the treatment of ADHD. Impax has filed for summary judgment in respect to non-infringement of the ‘819 and ‘300 patents in the district court of Delaware. The Court has not yet ruled on Impax’s motion. The schedule in the Barr case provided that summary judgement motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgement motions. Trial in the Barr case is scheduled for January 2006.

For further information about the litigation proceedings relating to the Company‘s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR could significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the nine months to September 30, 2005 were down 5%, compared to the same period in 2004. This was due primarily to supply constraints and a 4% decrease in the total US extended release carbamazepine prescription market. The supply constraints have now been resolved.

Product sales for the nine months to September 30, 2005 were up 41%, compared to the same period in 2004. The difference between sales growth and the lower level of prescriptions is due to a December 2004 price increase and lower sales deductions in comparison to the high levels in the same period in 2004.

CARBATROL had a 43% share of the total US extended release carbamazepine prescription market in September 2005 (September 2004: 45%).

Patent litigation proceedings with Nostrum Pharmaceuticals, Inc. (Nostrum) relating to CARBATROL are in progress. On July 18, 2005, the United States Federal District Court in Trenton, New Jersey denied Nostrum’s motion for summary judgment. Consequently, the lawsuit between Shire and Nostrum will continue to move toward trial. No trial date has been set by the Court. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the nine months to September 30, 2005 were up 7%, compared to the same period in 2004. The increase was due to the success of the co-promotional agreement with Solvay Pharmaceuticals Inc. and the impact of the 500mg dosage form launched in the third quarter of 2004, in conjunction with a 2% increase in the total US oral mesalamine prescription market.

Product sales for the nine months to September 30, 2005 were up 8%, compared to the same period in 2004. The difference between sales growth and prescription growth is due to the impact of the September 2004 price increase. PENTASA had an 18% share of the total US oral mesalamine prescription market in September 2005 (September 2004: 17%).

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the nine months to September 30, 2005 were $78.4 million, down 36% compared to the same period in 2004 (2004: $122.0 million).

As expected North American sales were down 57% due to the impact of generic versions of AGRYLIN being approved in the US market in April 2005.

Rest of the World sales (all sales outside North America) were up 45%, primarily due to the successful launch of XAGRID in the UK, Germany and France in the first quarter of 2005. In accordance with current orphan drug legislation in the EU, XAGRID will have up to 10 years of marketing exclusivity in the EU.

FOSRENOL

US prescriptions for the nine months to September 30, 2005 were 97,000. FOSRENOL was launched in the US in January 2005.

Product sales for the nine months to September 30, 2005 were $24.5 million.

FOSRENOL had an 8% share of the total US phosphate binding market in September 2005.

Shire continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions. Launches are anticipated to begin in Europe shortly, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which completed on July 27, 2005. Product sales for the period since acquisition were $16.0 million. The majority of REPLAGAL sales are in Europe.

Royalties

Royalty revenue increased 7% to $181.1 million for the nine months to September 30, 2005 (2004: $170.0 million) and represented 16% of total revenues (2004: 17%). The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2005	2004	Change
	$’000	$’000%

3TC	119,467	115,673	+3
ZEFFIX	21,969	20,174	+9
Others	39,637	34,154	+16

Total	181,073	170,001	+7

3TC

Royalties from 3TC for the nine months to September 30, 2005 were $119.5 million, an increase of 3% compared to the nine months to September 30, 2004 ($115.7 million). This was due to the continued growth in the nucleoside analogue market for HIV and the positive impact of foreign exchange movements.

Shire receives royalties from GSK on worldwide sales of 3TC. GSK’s worldwide sales of 3TC for the nine months to September 30, 2005 were $907 million, an increase of 3% compared to the nine months to September 30, 2004 ($879 million).

ZEFFIX

Royalties from ZEFFIX for the nine months to September 30, 2005 were $22.0 million, an increase of 9% compared to the nine months to September 30, 2004 ($20.2 million). This was due to strong growth in the Japanese market and the positive impact of foreign exchange movements.

Shire receives ZEFFIX royalties from GSK on worldwide sales. GSK’s worldwide sales of ZEFFIX for the nine months to September 30, 2005 were $191 million, an increase of 8% compared to the nine months to September 30, 2004 (2004: $177 million).

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen, with the exception of the United Kingdom and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. REMINYL continues to be marketed outside the US under its original name. Shire is only aware of one similar dispensing error outside the US.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Shire and Janssen’s affiliate, Johnson & Johnson Pharmaceutical Research & Development, LLC, are in ongoing discussions with the European regulatory authorities in relation to their assessment of the data for REMINYL from investigational studies in mild cognitive impairment. Labeling changes have now been agreed.

Shire has submitted its response to the preliminary Appraisal Consultation Document issued by the National Institute for Clinical Excellence in England and Wales (NICE). This preliminary appraisal recommends that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales are no longer reimbursable by the National Health Service when used by new patients. NICE’s final recommendation was expected to be published in June 2005. However, on July 18, 2005 NICE announced that it had delayed its decision and asked the pharmaceutical companies that market drugs to treat Alzheimer's disease to identify sub-groups of patients who may benefit from the treatments.

Cost of product sales

For the nine months to September 30, 2005, the cost of product sales amounted to 15% of product sales (2004: 12%). The decrease in gross margin is primarily driven by the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales relates entirely to acquired inventories and is therefore based on the fair value of that acquired inventory. In accordance with US GAAP, acquired finished goods have been valued at 97% of the expected sales price of REPLAGAL and so virtually no margin will be reflected for REPLAGAL sales until acquired finished goods have been sold (anticipated Q3 2006). For the nine months to September 30, 2005 the REPLAGAL cost of product sales includes a $17.2 million adjustment in respect of the acquired inventory, of which $15.1 million related to sales of acquired finished goods and $2.1 million was a write off of damaged work in progress. The fair value adjustment decreased gross margin by 2%.

Research and development (R&D)

R&D expenditure increased from $143.8 million in the nine months to September 30, 2004 to $251.3 million in the nine months to September 30, 2005. Expressed as a percentage of total revenues, R&D expenditure was 22% for the nine months to September 30, 2005 (2004: 15%). This increase was primarily due to:

•	an initial payment to New River of $50 million in respect on NRP104, which has been expensed in accordance with the Company’s accounting policy.

•	the addition of two significant projects following the acquisition of TKT.

The New River payment and the TKT projects, represented 6% of R&D expenditure expressed as a percentage of revenues.

Shire’s pipeline is now well advanced with seven projects in late stage development or registration.

Selling, general and administrative

Total SG&A costs increased from $370.7 million in the nine months to September 30, 2004 to $516.1 million in the nine months to September 30, 2005, an increase of 39%. As a percentage of product sales, SG&A expenses were 55% (2004: 46%).

9 months to September 30,	2005	2004	Change
	$M	$M	%

Sales costs	136.6	109.2	+25
Marketing costs	189.5	138.1	+37
Other SG&A costs	139.9	82.9	+69

Total SG&A costs	466.0	330.2	+41
Depreciation and amortization [1]	50.1	40.5	+24

Total SG&A costs	516.1	370.7	+39

1. Excludes depreciation from manufacturing plants of $2.7 million (2004: $2.0 million) which is included in cost of product sales.

Sales, marketing and other SG&A costs in the nine months to September 30, 2005 increased 41% to $466.0 million (2004: $330.2 million).

This increase was expected with additional costs in the nine months to September 30, 2005 attributable to four product launches during 2005, incremental costs in 2005 associated with the FOSRENOL and EQUETRO sales forces, $7.0 million of SG&A costs associated with TKT and $4.5 million relating to the set up of the new listed holding company for the Shire group.

The depreciation charge for the nine months to September 30, 2005 was $20.2 million (2004: $11.8 million), which includes a write-down of property, plant and equipment of $6.6 million. Amortization charges were $29.9 million for the nine months to September 30, 2005 (2004: $28.7 million).

Intangible asset impairment

The intangible asset impairment charge for the nine months to September 30, 2005 was $3.0 million (2004: 5.5 million). The impairment charge arose as a result of the economic value and strategic worth of the product concerned being less than its carrying value.

Reorganization costs

During the nine months to September 30, 2005, Shire incurred costs of $9.3 million (2004: $32.0 million) following the closure of the Newport, Kentucky site in July 2005 and final employee severance costs. Following this closure, the site consolidation is now complete and no further reorganization costs are expected to be incurred.

During the nine months to September 30, 2004, Shire incurred costs related to employee severance ($12.5 million), relocation costs ($11.5 million) and other costs associated with the reorganization ($8.0 million).

Integration costs

For the nine months to September 30, 2005, the Company incurred $3.5 million of costs associated with the integration of the TKT business into the Group (2004: nil). This primarily related to retention payments for key staff.

In-process R&D

During the nine months to September 30, 2005, as required by FIN 4, Shire wrote off the portion of the TKT purchase price allocated to in-process R&D of $673.0 million. This amount represents the fair value of those intangible assets acquired as part of the TKT acquisition which have not been approved, by the FDA or other regulatory authorities. See note 2 to the unaudited consolidated financial statements in this Form 10-Q for further information.

Interest income and expense

For the nine months to September 30, 2005, Shire received interest income of $27.9 million (2004: $14.1 million). This increase in interest income is due to higher interest rates on the Company’s US cash deposits partially offset by the interest foregone by Shire on the net payments of $1.1 billion made to date in respect of the acquisition of TKT.

For the nine months to September 30, 2005, Shire had interest expense of $4.7 million, of which $1.0 million related to costs of a bridging loan to finance the TKT transaction, and $2.5 million in respect of a provision for interest, which may arise as a result of the court appraisal process on amounts due to shareholders who have requested appraisal of the acquisition consideration payable for their shares.

For the nine months to September 30, 2004, Shire had interest expense of $12.3 million. This expense related to Shire’s convertible loan notes issued in 2001. In addition to the interest payable on the loan notes of $4.3 million, there was an $8.0 million write-off of deferred issuance costs capitalized at the time of the convertible loan notes issue. These costs were being amortized over the life of the notes but were written-off following the redemption of $370.1 million of loan notes in the third quarter of 2004.

Other income, net

For the nine months to September 30, 2005, other income totaled $3.9 million (2004: $4.4 million). During the nine months to September 30, 2005 and September 30, 2004, other income was primarily attributable to income from the sale of certain portfolio investments.

Taxation

In respect of the nine month period to September 30, 2005, the tax charge was calculated using the expected effective rate for the period of 25% and was adjusted for the effect of the non-deductible write-off of in-process R&D, resulting in an effective tax rate for the period of -14% (2004: 28%).

At September 30, 2005, net deferred tax assets of $85.4 million were recognized (December 31, 2004; $78.1 million).

Equity in earnings/(losses) of equity method investees

Earnings of $0.2 million were recorded for the nine months to September 30, 2005 (2004: $3.4 million), being earnings of $3.9 million, representing a 50% share of earnings from the antiviral commercialization partnership with GSK in Canada (2004: $3.4 million), offset by the share of losses in the GeneChem and EGS Healthcare Funds of $3.7 million (2004: $nil).

Discontinued operations

During the nine months to September 30, 2005, gains on disposition of discontinued operations totalled $4.2 million. In July, 2005, $1.0 million of the pipeline loan to IDB was repaid. The pipeline loan had been fully provided for in 2004 at the time of the sale of the vaccines business to IDB. This part repayment of the pipeline loan was in compliance with the terms of the loan agreement requiring IDB to make such payment in the event IDB sold and leased back any property acquired from Shire as part of the sale of the vaccines business. In addition, a $3.1 million adjustment, arising from the finalization of the working capital agreement with IDB recorded in 2004 as part of the sale of the vaccines business to IDB, was released.

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

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Bank plc, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and together with Facility A, the “Facilities”). See note 14 to the unaudited consolidated financial statements in this Form 10-Q.

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

Sources and uses of cash
 The following table provides an analysis of the Company’s gross and net cash funds, including restricted cash, as at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	$’000	$’000

Cash and cash equivalents	549,820	1,111,477
Restricted cash	30,085	21,627
Short term investments	22,380	324,411

Gross cash funds, including restricted cash	602,285	1,457,515
Total debt	(116)	(116)

Net cash funds, including restricted cash	602,169	1,457,399

Cash flow activity
 Net cash provided by operating activities for the nine months to September 30, 2005 was $220.9 million compared to $283.5 million for the nine months to September 30, 2004. The reduction in cash generation is primarily due to the $50 million upfront payment to New River and the timing of working capital payments.

Net cash used in investing activities was $789.3 million in the nine months to September 30, 2005. Decreases in short-term investments of $351.2 million along with proceeds of $60.0 million from the redemption by IDB of its subscription receipts and the receipt from IDB of additional proceeds from the sale of the vaccines business of $32.2 million, offset cash paid on the purchase of TKT (net of cash and cash equivalents) of $1,099.7 million, loans made to IDB of $43.2 million, capital expenditure on property, plant and equipment of $57.6 million and intangible assets of $20.1 million. Capital expenditure on property, plant and equipment included $22.8 million leasehold building improvements, $9.8 million on computer equipment and $3.1 million on furniture and fittings for the new Shire US headquarters at Wayne, Pennsylvania, $6.2 million on software purchases at the Basingstoke Head Office, $9.7 million of factory construction work and $2.4 million of plant equipment for Shire US Manufacturing Inc. in the US. Capital expenditure on intangible assets included the final payment of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland.

Net cash provided by investing activities was $30.8 million in the nine months to September 30, 2004. Decreases in short-term investments and restricted cash of $36.6 million, along with proceeds of $38.5 million from the sale of long-term assets and an initial $30 million received from IDB for the sale of the vaccines business, were offset by loans made to IDB of $23.8 million, capital expenditure on property, plant and equipment of $24.8 million and intangible assets of $12.4 million. Capital expenditure on property, plant and equipment included $8.9 million on the manufacturing facility in Owing Mills and $8.4 million on computer software. Capital expenditure on intangible assets included the initial payment for the acquisition for the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland.

Net cash provided by financing activities was $13.9 million for the nine months to September 30, 2005. This was primarily due to inflows of $30.4 million from the exercise of employee stock options being offset by the dividend payment of $19.1 million in respect of the six months to December 31, 2004. Net cash used in financing activities was $362.1 million for the nine months to September 30, 2004 primarily due to the redemption of the 2% convertible loan notes of $370.1 million, offset by proceeds from the exercise of employee stock options of $7.5 million.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process (see below). As at September 30, 2005 shareholders owning approximately 24.4 million TKT shares had accepted the offer and $903 million had been paid to them, $83.4 million was paid in connection with TKT stock options and $170.1 million in connection with convertible notes, outstanding at the date of acquisition. Following the exercise of appraisal rights by shareholders owning the 11.7 million shares, the remaining $433 million will be paid subject to the appraisal process outlined in Item 1 of Part II of this Form 10-Q.

As a result of the acquisition of TKT, cash balances have been significantly reduced and interest receivable will decrease accordingly.

Obligations and commitments
 Contractual obligations

 At September 30, 2005 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2004 Form 10-K and Form 10-Q for the three months to June 30, 2005 as follows:

Interests in companies and partnerships

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $24.5 million (December 31, 2004: $22.2 million) of which $8.3 million is committed to be paid in 2005 and a further $3.2 million could be payable in 2005, depending on the timing of capital calls.

Manufacturing facilities

 The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend a further $2.0 million by the end of 2005 and $1.6 million in 2006, and has an additional commitment of $1.9 million for the design and construction of a technology center at Owings Mills, which is expected to be incurred in 2005.

Wayne, Pennsylvania fit out

The Company is in the process of fitting out its new US headquarters at Wayne, Pennsylvania. At September 30, 2005 the Company had an outstanding commitment of $1.5 million, which is expected to be incurred in 2005.

Basingstoke, UK expansion

The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at September 30, 2005, the Company had an outstanding commitment of $4.9 million, which is expected to be incurred throughout 2005 and into 2006.

IDB

As part of the sale of the vaccines business on September 9, 2004, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which can be drawn down over the four years following completion. As at September 30, 2005 IDB had drawn down the full $100 million under the facility.

Other

The Company has assumed that other long-term liabilities, which comprise primarily insurance provisions ($11.4 million), SERP liabilities ($4.3 million) and long-term bonuses ($3.2 million), are due before 2008.

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

DAYTRANA (MTS)

In connection with the Company’s purchase of DAYTRANA (MTS) in 2003, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon regulatory approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. Regulatory approval is currently expected in the last quarter of 2005.

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

Other R&D commitments

As at September 30, 2005, the Company had commitments of $14.5 million on achievement of specified milestones of which $1.4 million is committed to be paid in 2005 and $8.1 million is expected to be paid in 2006.

Clinical testing

As at September 30, 2005, the Company had committed to pay approximately $13.0 million to contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay for these commitments throughout 2005 and into 2006 as ongoing trials are completed.

Contract manufacturing

As at September 30, 2005, the Company had committed to pay approximately $16.8 million in respect of contract manufacturing over the next 12 months.

TKT acquisition
 Appraisal rights

In connection with the acquisition, as at September 30, 2005, the holders of approximately 11.7 million shares of TKT common stock had submitted written demands for appraisal of their shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the petitioners to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the petitioner’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the petitioner tendered the shares at the merger consideration of $37 per share. Therefore, as at October 28, 2005, the holders of approximately 11.3 million shares of TKT common stock maintain their written demands for appraisal of their shares and have elected not to accept the $37 per share merger consideration. To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

Total consideration, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the consideration price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of approximately 11.3 million shares for which holders have exercised appraisal rights. The consideration paid by Shire to TKT shareholders who did not exercise appraisal rights was funded from Shire’s existing cash resources. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Group’s interest rate or market risk of investments exposure since December 31, 2004. The acquisition of TKT has increased the Group’s exposure to foreign exchange market risk due to an increase in the amount of non US Dollar net assets and earnings. This is being managed in line with the Company’s existing treasury policies. Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2004 contains a detailed discussion of the Group’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

As of September 30, 2005, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the period covered by this quarterly report, the Company concluded the acquisition of Transkaryotic Therapies, Inc. or TKT. Significant material weaknesses in TKT’s internal control over financial reporting were identified with respect to its sales and marketing subsidiary, TKT Europe A.B. (formerly TKT Europe-5S A.B.), or TKT Europe, as at December 31, 2004 as described in TKT’s Annual Report on Form 10-K for 2004. These material weaknesses at TKT Europe included both entity-control weaknesses, and weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of these material weaknesses in TKT Europe’s internal control over financial reporting, TKT’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as at December 31, 2004, TKT’s internal control over financial reporting was not effective. An initial review of these material weaknesses has been undertaken and the Company is progressing remediation activities. Testing of the internal control over financial reporting at TKT Europe is currently scheduled for the final quarter of 2005 in connection with Management's assessment of the effectiveness of the Company's internal control over financial reporting.

Although Shire is continuing to assess the impact of the acquisition and integration of TKT on the internal control over financial reporting of the enlarged group, Management does not believe that the material weaknesses identified at TKT Europe are likely to be material to the Shire group as a whole.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2004. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. On July 27, 2005, Shire completed its acquisition of TKT. In addition to the disclosures in Shire’s Annual Report on Form 10-K for the year to December 31, 2004 (as updated in Shire’s subsequent filings with the SEC), there are various legal proceedings brought by and against TKT which are described below. There is no assurance that the enlarged Group will be successful in any of these proceedings and if it is not, there may be a material impact on the enlarged Group’s results and financial position.

ADDERALL XR

(i) Barr Laboratories, Inc.
 Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories Inc (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003 and a trial date is scheduled for January 2006. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended answers. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. Trial in this action is scheduled for January 2006.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of recently issued U.S. Patent No. 6,913,768 (the ‘768 patent). The Company is seeking injunctions to prevent Barr from infringing the ‘768 patent, damages in the event that Barr should commercialize its ANDA products, attorneys’ fees and costs.

(ii) Impax Laboratories, Inc.
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

The Delaware District Court had set an October 11, 2005 trial date for the first Impax case. Following a scheduling conference with the same Court in the second case, a consolidated February 23, 2006 trial date has now been set for both cases. Impax has also filed for summary judgment of noninfringement with respect to the ‘819 and ‘300 patents. The Delaware District Court has not yet ruled on Impax’s motion.

As part of the October 19, 2005 lawsuit against Barr, Shire also brought suit in the Southern District of New York against Impax for infringing the ‘768 patent. The Company is seeking injunctions to prevent Impax from infringing the ‘768 patent, damages in the event that Impax should commercialize its ANDA products, attorneys’ fees and costs.

(iii) Colony Pharmaceuticals Inc.
 In December 2004, Shire was notified that Colony had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(iv) Teva Pharmaceuticals USA, Inc.
 In February 2005, Shire was notified that Teva had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of ADDERALL XR prior to the expiration of the '819 and '300 Patents. Shire has chosen not to sue Teva.

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

The Hatch-Waxman exclusivity period for ADDERALL XR expired on April 11, 2005.

CARBATROL

In August 2003 the Company was notified that Nostrum had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to delete the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. Summary judgment arguments were presented to the Court on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment. Expert discovery will now continue and is scheduled to be completed by December 31, 2005. No trial date has been set.

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

TKT
On July 27, 2005, the Company completed its acquisition of TKT. In addition to the above, there are various legal proceedings brought by and against TKT which are described below.

GA-GCB

In January 2005, Genzyme filed suit against TKT in the District Court of Tel-Aviv-Jaffa, Israel, claiming that TKT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent TKT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. No trial date has been set.

DYNEPO

In April 1997, Amgen commenced a patent infringement action against TKT and Sanofi-Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen's patents in the light of potentially invalidating prior art.

In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by TKT and Sanofi-Aventis. In December 2004, TKT and Sanofi-Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. TKT and Sanofi-Aventis filed an appeal brief in April 2005.

If TKT and Sanofi-Aventis are not successful in the DYNEPO litigation at the appellate level, TKT and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. TKT is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe to TKT with respect to the sale of DYNEPO until Sanofi-Aventis has recouped the full amount of TKT's share of the litigation expenses. TKT has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

Gene Activation

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys became involved in a patent interference involving Serono's US Patent No. 5272071 (the "071 patent"), which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively. TKT was not a party to this interference.

In August 2004, Serono served TKT with an amended complaint in the appeal of the PTO decision that was filed in the US District Court of Massachusetts. The amended complaint alleges that TKT infringes Serono's '071 patent. In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim at the District Court level.

Appraisal Rights

In connection with Shire’s merger with TKT, as at September 30, 2005, the holders of approximately 11.7 million shares of TKT common stock submitted written demands for appraisal of their shares and, as a result, elected not to accept the

$37 per share merger consideration. On October 10, 2005, at the request of one of the petitioners to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the petitioner’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the petitioner tendered the shares at the merger consideration of $37 per share. Therefore, as at October 28, 2005, the holders of approximately 11.3 million shares of TKT common stock maintain their written demands for appraisal of their shares and have elected not to accept the $37 merger consideration. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

Total consideration, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have exercised appraisal rights. Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability.

Purported Class Action Shareholder Suit

In January and February 2003, various parties filed purported class action lawsuits against TKT and Richard Selden, TKT's former Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003. Each of the complaints asserts claims under Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that TKT and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of TKT's REPLAGAL product to treat Fabry disease during that period.

In March 2003, various plaintiffs filed motions to consolidate, to appoint lead plaintiff, and to approve plaintiffs' selections of lead plaintiffs' counsel. In April 2003, various plaintiffs filed a Joint Stipulation and Proposed Order of Lead Plaintiff Applicants to Consolidate Actions, to Appoint Lead Plaintiffs and to Approve Lead Plaintiffs' Selection of Lead Counsel, Executive Committee and Liaison Counsel. In April 2003, the Court endorsed the Proposed Order, thereby consolidating the various matters under one matter: In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint") against TKT; Dr Selden; Daniel Geffken, TKT's former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, members of TKT's board of directors; William R. Miller and James E. Thomas, former members of TKT's board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of TKT's common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during that period. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In September 2003, TKT filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part TKT's motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against TKT arose out of forward-looking statements protected by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (PSLRA). The Court dismissed those statements as falling within the PSLRA's safe harbor provisions. The Court also dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001 because no plaintiff had standing to bring such claims. The Court allowed all other allegations to remain.

In June 2004, TKT submitted an unopposed motion seeking clarification from the Court that the Memorandum dismissed claims based on the first two offerings as to all defendants. The Court granted the motion. In July 2004, the plaintiffs voluntarily dismissed all claims based on the third offering because no plaintiff had standing to bring such claims.

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. A hearing on this motion was held in September 2004. The Court denied this motion. TKT filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. TKT filed an opposition to this motion in March 2005, and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, TKT filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. The court has not yet ruled on this motion.

On September 14, 2005, the plaintiffs filed a Notice of Related Case Pursuant to Local Rule 40.1(G), in which they appeared to seek reassignment of a matter filed on September 1, 2005, entitled Securities and Exchange Commission v. Richard B. Selden, Civil Action No. 05-11805-NMG (D. Mass.) (the SEC Action), to the Court considering this matter. On September 15, 2005, the defendants filed a response to the notice, opposing reassignment of the SEC Action. On October 7, 2005, the plaintiffs filed a memorandum in response to the defendants' response.

Shareholder Derivative Suit

In April 2003, South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacob, and Nancy R. Jacob Ttee filed a Shareholder Derivative Complaint against Dr. Selden; against the following members of TKT's board of directors: Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorhead, III; against the following former members of TKT's board of directors: James E. Thomas and William Miller; and against TKT as nominal defendant, in Middlesex Superior Court in the Commonwealth of Massachusetts, Civil Action No. 03-1669. On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts. The parties' motion was allowed, and in June 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.

The complaint alleges that the individual defendants breached fiduciary duties owed to TKT and its shareholders by disseminating materially false and misleading statements to the market and causing or allowing TKT to conduct its business in an unsafe, imprudent and unlawful manner. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of TKT for any liability TKT incurs as a result of the individual defendants' alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In August 2003, the plaintiff filed its Verified Amended Derivative Complaint (the "Amended Derivative Complaint"). The Amended Derivative Complaint alleges that the individual defendants breached fiduciary duties owed to TKT and its stockholders by causing TKT to issue materially false and misleading statements to the public, by signing TKT's Annual Reports on Form 10-K for the years 2000 and 2001 and by signing a registration statement. The Amended Derivative Complaint also alleges that defendant Dr. Selden sold TKT's stock while in possession of material non-public information. The plaintiff seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In September 2003, TKT filed a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted TKT's motion to dismiss. In June 2004, the plaintiff filed a Notice of Appeal appealing the dismissal of the Amended Derivative Complaint to the Massachusetts Court of Appeals.There have been no further developments with respect to this action.

SEC Investigation

In May 2003, TKT received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT's disclosures and public filings with regard to REPLAGAL and the status of the approval process of the FDA for REPLAGAL, as well as transactions in TKT's securities.

In July 2004, TKT and Dr. Selden, its former Chief Executive Officer, received "Wells" notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws. In September 2005, the Commission filed a suit against Dr. Selden and is seeking an injunction disgorgement, civil penalties and an order barring Dr. Selden from serving as an officer or director of a public company. Also in September 2005, the SEC staff informed the Company that it is no longer recommending any enforcement action against TKT.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Extraordinary General Meeting of Shareholders was held on July 27, 2005.

The meeting considered an ordinary resolution to approve the transaction whereby a wholly-owned subsidiary of Shire Pharmaceuticals Group plc will merge with and into Transkaryotic Therapies, Inc. and pursuant to which Shire Pharmaceuticals Group plc will become the owner of record of all the outstanding capital stock of Transkaryotic Therapies, Inc. (the “Acquisition”) upon the terms and conditions of the Acquisition summarised in the Circular to Shareholders of the Company dated 27th June, 2005, with any amendments, modifications, variations or revisions thereto which are not of a material nature and that the directors of the Company (or any duly authorised committee thereof) be authorized to do all such things and execute all such agreements and make such arrangements as may seem to them necessary, expedient or appropriate to give effect to the Acquisition.

The resolution was approved on a show of hands at the meeting. Had the resolution been put to a poll, the proxy votes that would have been voted at the meeting are described below:

For	Against	Abstentions
383,713,047	747,228	73,178

ITEM 5. OTHER INFORMATION
 None.

ITEM 6.EXHIBITS
(a)	Exhibits

2.1	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005. (1)

3.1	Articles of Association of Shire Pharmaceuticals Group plc as amended by special resolution on October 28, 2005.

10.1	Multicurrency Revolving Facilities Agreement by and among Shire Pharmaceuticals Group plc, ABN AMRO Bank N.V., Barclays Bank plc., Citicorp USA, Inc., HSBC Bank plc and The Royal Bank of Scotland plc, dated as of June 15, 2005. (2)

10.2	Exclusive License Agreement between Shire Pharmaceuticals Group plc and Transkaryotic Therapies, Inc., dated as of April 21, 2005. (3)

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.
(2) Incorporated by reference to Exhibit 10.01 to Shire’s Form 10-Q filed on August 5, 2005.
(3) Incorporated by reference to Exhibit 99.03 to Shire’s Form 8-K filed on April 25, 2005.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHIRE PHARMACEUTICALS GROUP PLC
(Registrant)
Date:
November 9, 2005		/s/ Matthew Emmens
	By:	Matthew Emmens
Chief Executive Officer
Date:
November 9, 2005		/s/ Angus Russell
	By:	Angus Russell
Chief Financial Officer