Form 10-K
period 2005-12-31
Shire plc
filed 2006-03-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29630
SHIRE PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0484822
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Hampshire International Business Park, Chineham,	+44 1256 894 000
Basingstoke, Hampshire, England, RG24 8EP

(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered

American Depositary Shares, each representing three	NASDAQ National Market
Ordinary Shares 5 pence par value per share

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [X]    No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [ ]     No [X]

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

[X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As at June 30, 2005, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $5,503 million. This was computed using the average bid and asked price at the above date.

As at February 21, 2006, the number of outstanding ordinary shares of the Registrant was 497,618,998.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to, the impact of those on Shire's Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including, but not limited to, legal challenges relating to Shire's ADHD franchise; government regulation and approval, including, but not limited to, the expected product approval dates of DAYTRANA (MTS/METHYPATCH) (ADHD), SPD503 (ADHD), SPD465 (ADHD), MESAVANCE (SPD476) (ulcerative colitis), ELAPRASE (I2S) (Hunter syndrome), and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Administration in the United States; Shire’s ability to benefit from its acquisition of Transkaryotic Therapies, Inc.; Shire's ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire's filings and its predecessor registrant Shire Pharmaceuticals Group plc’s filings with the Securities and Exchange Commission (SEC).

The following are trademarks, either owned or licensed by Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed amphetamine salts)
AGRYLIN® (anagrelide hydrochloride)
AMATINE® (midodrine hydrochloride)
CALCICHEW® range (calcium carbonate with or without vitamin D3 )
CARBATROL® (carbamazepine extended-release capsules)
COLAZIDE® (basalazide)
DAYTRANA™ (methylphenidate transdermal system)*
ELAPRASE™ (idursulfase)
EQUETROTM (carbamazepine extended-release capsules)
FOSRENOL® (lanthanum carbonate)
GA-GCB® (gene-activated)
LODINE® (etodolac)
MESAVANCE™ (mesalamine)
PERMAX® (pergolide mesylate)
PROAMATINE® (midodrine hydrochloride)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SOLARAZE® (3% diclofenac sodium (3%w/w))
TROXATYL® (troxacitabine)
XAGRID® (anagrelide hydrochloride)
VANIQA® (eflornithine)
* Previously referred to as MTS.

The following are trademarks of third parties referred to in this Form 10-K.

3TC (trademark of GlaxoSmithKline (GSK))
AMARYL (trademark of Sanofi-Aventis)
COMBIVIR (trademark of GSK)
METHYPATCH (trademark of Noven Pharmaceuticals Inc. (Noven))*
DYNEPO (trademark of Aventis Pharma Holdings GmbH)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
EPZICOM/KIVEXA (EPZICOM) (trademark of GSK)
HEPTODIN (trademark of GSK)
HEPTOVIR (trademark of GSK)
MICROTROL (trademark of Supernus Pharmaceuticals Inc.)
MMX Multi Matrix System (trademark of Giuliani S.p.A)
PENTASA (trademark of Ferring AS)
RAZADYNE (trademark of Johnson & Johnson)
RAZADYNE ER (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
TRIZIVIR (trademark of GSK)
ZEFFIX (trademark of GSK)

SHIRE PLC
2005 Form 10-K Annual Report
Table of contents

PART I
ITEM 1. BUSINESS
General	5
Strategy	5
2005 Highlights	5
Recent developments	6
Financial information about operating segments	6
Sales and marketing	6
Principal licensing and collaborative agreements	15
Manufacturing and distribution	17
Intellectual property	18
Competition	20
Government regulation	22
Third party reimbursement	23
Corporate responsibility	24
Employees	24
Available information	24
ITEM 1A. RISK FACTORS	24
ITEM 1B. UNRESOLVED STAFF COMMENTS	30
ITEM 2. PROPERTIES	31
ITEM 3. LEGAL PROCEEDINGS	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	38
ITEM 6. SELECTED FINANCIAL DATA	40
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	42
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	66
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE	66
ITEM 9A. CONTROLS AND PROCEDURES	66
ITEM 9B. OTHER INFORMATION	67

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	68
ITEM 11. EXECUTIVE COMPENSATION	71
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS	75
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	76
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	76

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	78

PART I

ITEM 1: Business

General

Shire plc (“Shire”) and its subsidiaries (collectively referred to as the “Company” or the “Group”) is a leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician.

Shire Pharmaceutical Group plc (SPG) was incorporated under the laws of England and Wales on January 1, 1994 and was a public limited company until November 25, 2005. Shire was incorporated under the laws of England and Wales on June 27, 2005 and is a public limited company. Following the implementation of a Scheme of Arrangement, on November 25, 2005, Shire replaced SPG as the holding company for the Shire Group.

Historically the Company has grown through acquisition, completing seven major mergers or acquisitions in an eleven-year period from 1994 to 2005. Divestments of non-core assets over the past two years have streamlined the Company’s operations. The Company will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value in the future.

Strategy

The Company’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. The Company’s therapeutic focus is on central nervous system (CNS), gastrointestinal (GI), human genetic therapies (HGT) and general products (GP). The structure is sufficiently flexible to allow the Company to target new therapeutic areas to the extent opportunities arise through acquisitions. The Company believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

The Company’s focused strategy is to develop and market products for specialty physicians. The Company’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Consistent with this strategy, the Company completed the acquisition of Transkaryotic Therapies Inc. (TKT) on July 27, 2005. This acquisition added HGT to the Company’s existing business, which is complementary to, and consistent with, the Company’s stated strategy of meeting the needs of the specialist physician using small-scale sales forces. TKT was renamed Shire Human Genetic Therapies (SHGT) with effect from January 17, 2006.

2005 Highlights

In January 2005 the Company entered into an agreement with New River Pharmaceuticals Inc. (New River) to collaborate in developing, manufacturing, marketing and selling NRP104 in the US, and acquired the license to develop and commercialize NRP104 in the rest of the world. NRP104 is a compound for the treatment of ADHD and on December 6, 2005 New River filed a New Drug Application (NDA) with the US Food and Drug Administration (FDA) for NRP104 for the treatment of ADHD in pediatric populations (ages 6-12).

On July 27, 2005 the Company completed its acquisition of TKT in an all-cash transaction. The acquisition was effected by merging a wholly owned subsidiary of Shire with and into TKT, with TKT continuing as the surviving corporation. As consideration, the Company paid to TKT’s stockholders $37 in cash for each share of TKT common stock outstanding at the time of the acquisition, less any applicable withholding taxes. The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if the Company is required to pay a different amount of consideration in respect of approximately 11.3 million shares for which holders have asserted appraisal rights. See ITEM 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations and ITEM 3: Legal Proceedings for more information.

In connection with the Company’s reorganization program announced in 2004, the North American site consolidation was completed in 2005 and the number of North American sites, (excluding those acquired as a result of the TKT acquisition), has been reduced from sixteen to four.

Recent developments

ADDERALL XR – Settlement of Impax Laboratories, Inc. (Impax) Litigation

In January 2006, the Company settled its ADDERALL XR patent infringement lawsuits with Impax. The litigations involved the Company’s US patents, Nos. 6,322,819 (the ‘819 Patent), 6,605,300 (the ‘300 Patent) and 6,913,768 (the ‘768 Patent). As part of the settlement, Impax has confirmed that its proposed generic ADDERALL XR product infringes the Company’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable. Under the terms of the settlement, Impax will be permitted to market generic versions of ADDERALL XR in the US no later than January 1, 2010 and will pay the Company a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as the Company’s authorized generic. No payments to Impax are involved in the settlement agreement.

NRP104

On January 26, 2006 the FDA accepted New River’s NDA for NRP104 for review. In accordance with the terms of the agreement with New River, this has triggered a $50 million milestone payment by the Company.

ADDERALL XR – FDA Advisory Committee recommendation

On February 9, 2006, an FDA Advisory Committee recommended to the FDA that risk information about cardiovascular events be included in a "black box warning" for all stimulant medicines used to treat ADHD. In making its recommendation, the Advisory Committee recognized that the reported incidence rates of the rare serious cardiovascular adverse events that were discussed by the Committee are generally within the rates that would be expected from the untreated general population. ADDERALL XR and ADDERALL already include a "black box warning" in their labels for safety concerns related to amphetamine abuse or misuse and also warn of the risk of sudden death in patients with structural cardiac abnormalities. The Company stands behind the current labeling and believes that further action is unwarranted.

ID Biomedical Inc. (IDB) loan repayment

On February 10, 2006 the Company received notice from IDB that it intended to repay in full all of its loan drawings for injectable flu development of $70.6 million, together with accrued and capitalized interest of $8.1 million (see Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual report). The Company received the $78.7 million outstanding on February 14, 2006. The amounts outstanding in respect of IDB’s drawings for pipeline development (principal drawings of $29.4 million) are unaffected by this repayment.

Financial information about operating segments

Substantially all of the Company’s revenues, operating profits or losses and net assets are attributable to the research and development (R&D), manufacture, sale and distribution of pharmaceutical products within two operating segments: Pharmaceutical products and Royalties. Segment revenues, profits or losses and assets for 2005, 2004 and 2003 are presented in Note 25 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Sales and marketing

At December 31, 2005, the Company employed 1,056 sales and marketing staff to service its operations throughout the world, which included its major markets in the US, Europe and Canada.

Currently marketed products

The table below lists the Company’s key currently marketed products, indicating the owner, licensor and marketer of the product and the territory in which the product is being marketed.

Products	Disease area	Owner/licensor	Marketed by/relevant territory

Treatments for CNS disorders

ADDERALL XR (mixed salts of a	ADHD	Shire	Shire / US and Canada
single-entity amphetamine
product)

ADDERALL (mixed salts of a	ADHD	Shire	Shire / US
single-entity amphetamine
product)
CARBATROL (carbamazepine
extended-release capsules)	Epilepsy	Shire	Shire / US

Treatments for GI diseases

PENTASA (mesalamine)	Ulcerative colitis	Ferring	Shire / US (1)

COLAZIDE (balsalazide)	Ulcerative colitis	Shire	Shire / UK (2)

Treatments for Human Genetic
diseases

REPLAGAL (algalsidase alfa)	Fabry disease	Shire	Shire / European Union,
Canada, Norway,
Switzerland and South
America
Medison (3) / Israel
Orphan Australia/Australia

Treatments for diseases in the
GP area
AGRYLIN (anagrelide	Thrombocythemia	Shire	Shire / US and Canada (4)
hydrochloride)	secondary to a
myeloproliferative disorder

XAGRID (anagrelide	Elevated platelet counts in	Shire	Shire / Germany, France, UK
hydrochloride)	at risk Essential		and Republic of Ireland (2)
Thrombocythemia patients

FOSRENOL (lanthanum	Hyperphosphatemia in end	Shire/AnorMED	Shire / US and Republic of
carbonate)	stage renal disease	Inc.	Ireland (2)(6)

REMINYL (galantamine	Alzheimer’s disease	Synaptech Inc.	Shire / UK and Republic of
hydrobromide)			Ireland, Janssen (5) /ROW

CALCICHEW (calcium carbonate	Adjunct in osteoporosis	Nycomed	Shire / UK and Republic of
range)			Ireland

SOLARAZE (diclofenac sodium	Treatment of actinic	Jagotec	Shire / France, UK, Germany,
3% gel)	keratosis		Italy, Republic of Ireland, and
export markets (2)
LODINE (etodolac)	Treatment of rheumatoid
	arthritis and osteoarthritis	Shire	UK and Republic of Ireland

(1)	Co-promoted in the US in 2005 with Solvay Pharmaceuticals Inc.

(2)	Also distributed in other European markets on the Company’s behalf

(3)	Medison Pharma Ltd

(4)	Also distributed in other worldwide markets the Company’s behalf

(5)	Janssen Pharmaceutica N.V. (Janssen) (part of the Johnson & Johnson Group)

(6)	Sold as FOZNOL in the Republic of Ireland

Treatments for CNS disorders

ADDERALL XR and ADDERALL

ADDERALL XR and ADDERALL are treatments for ADHD. ADHD is estimated to affect 7.8% of US children aged 4 to 17. Symptoms present themselves as impulsivity/hyperactivity, inattention or both. In up to 66% of children affected by this disorder, symptoms will persist into adulthood, with estimates of up to 8.6 million adults in the United States having ADHD. According to IMS Health, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was approximately $3.02 billion for the year to December 31, 2005.

ADDERALL XR is a patented formulation, which uses MICROTROL drug delivery technology and is designed to provide an all-day treatment with one morning dose. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules and can be administered as a capsule or sprinkled on soft food. In the ADHD market, a once-a-day formulation provides the following important patient benefits:

•	all-day control of symptoms;
•	avoids the need for medication to be taken at school;
•	reduces the risk of diversion;
•	allows parental control of medication; and
•	offers potential for improved patient compliance.

The FDA approved ADDERALL XR as a once-daily treatment for children with ADHD in October 2001, for adults in August 2004 and for adolescents (aged 13 to 17) in July 2005.

ADDERALL XR was made commercially available for the treatment of children in Canada in February 2004. On February 9, 2005, Health Canada suspended the marketing authorization of ADDERALL XR in Canada. The Company strongly disagreed with this action and filed an appeal with Health Canada. On August 24, 2005, the Company announced that Health Canada would reinstate the marketing authorization of ADDERALL XR in Canada with effect from August 26, 2005.

During October 2005, the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. In January 2006, the Company chose to file a supplemental amendment to its original Citizen Petition, which included additional clinical data in support of the original filing. The FDA has six months to respond to the Company’s petition. However, the FDA is not precluded from granting approval or tentative approval to generic or follow-on products referencing ADDERALL XR during that time.

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress. For further information see ITEM 3: Legal Proceeedings. If the Company does not prevail in the lawsuits, the Company’s sales of ADDERALL XR would decrease. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

CARBATROL

CARBATROL is a treatment for epilepsy. Approximately 2.7 million people in the United States suffer from epilepsy, a disorder that is characterised by a propensity for recurrent seizures and is defined by two or more unprovoked seizures. CARBATROL is an extended release formulation of carbamazepine that uses MICROTROL technology. It can be administered as a capsule or sprinkled on food and delivers consistent blood levels of the drug over 24 hours, when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL's extended release formulation therefore provides potential compliance advantages for patients. Carbamazepine is one of the most widely prescribed anti-epileptic drugs. CARBATROL is available in 100mg, 200mg and 300mg capsules.

A promotional services agreement for CARBATROL for the US market with Impax was signed in January 2006. This agreement will take effect from July 2006.

Patent litigation proceedings relating to CARBATROL are in progress. For further information see ITEM 3: Legal Proceedings.

Treatments for GI diseases

Ulcerative colitis is a chronic, relapsing type of inflammatory bowel disease in which part, or all, of the large intestine becomes inflamed and often ulcerated. Patients experience intermittent attacks separated by periods of remission and can suffer from diarrhoea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The worldwide diagnosed population for ulcerative colitis is expected to reach 1.3 million by 2012. The mainstay treatments for inflammatory bowel disease are mesalamine (5-aminosalicylic acid; 5-ASA) based products.

PENTASA

PENTASA controlled release capsules are indicated for the induction of remission and for the treatment of patients with mildly to moderately active ulcerative colitis. PENTASA is a ethylcellulose-coated, controlled release capsule formulation designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. In the US, PENTASA is available in 250mg and 500mg capsules.

COLAZIDE

COLAZIDE is indicated for the treatment of mild-to-moderate active ulcerative colitis and maintenance of remission, and is a mesalamine derivative in which mesalamine is linked to an inactive carrier. The link is cleaved by colonic bacteria, delivering 99% of the mesalamine dose to the colon.

Human genetic diseases

REPLAGAL

REPLAGAL is a treatment for Fabry disease. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A. This enzyme is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function often progressing to full kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 40,000 males and is less frequent in females.

REPLAGAL is a fully human alpha-galactosidase A protein that replaces the deficient alpha-galactosidase A with an active enzyme to stop or ameliorate the clinical manifestations of Fabry disease. In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the European Union with up to 10 years market exclusivity.

A rival product received orphan drug status in the US in April 2003. As a result, REPLAGAL will be excluded from the United States market for seven years, until April 2010 or until such time as FDA approval is received, if later.

Treatments for diseases in the GP area

AGRYLIN/XAGRID

Myeloproliferative disorders (MPDs), including essential thrombocythemia (ET) and polycythemia vera, are a group of diseases in which one or more blood cell types are overproduced. In the case of platelets, which are involved in the blood clotting process, excess numbers can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets, which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

Anagrelide hydrochloride is marketed in the US (under the trade name AGRYLIN) for the treatment of thrombocythemia secondary to a MPD. AGRYLIN's pediatric marketing exclusivity expired in September 2004 in the US. On April 18, 2005 the FDA rejected the Company's Citizen Petition requesting that any generic anagrelide product should have more rigorous bio-equivalence testing to ensure the safety and efficacy of the product. The FDA subsequently approved several generic versions of AGRYLIN, which, as expected, adversely affected the Company's sales of this product in North America in 2005. Sales of AGRYLIN in North America were down 61% on 2004 sales.

In Europe anagrelide hydrochloride is marketed as XAGRID for the reduction of elevated platelet counts in at risk ET patients and was granted orphan drug status in Europe in November 2004, providing it with up to 10 years market exclusivity.

FOSRENOL

FOSRENOL is a phosphate binder for use in end-stage renal failure patents receiving dialysis. It is estimated that there are around 1.7 million patients worldwide with end-stage renal disease. In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the resultant retention and elevated blood phosphate levels (hyperphosphatemia) can combine with other biochemical disturbances and result in bone disorders described as renal osteodystrophy. Research also suggests that hyperphosphatemia is associated with the development of cardiovascular disease which accounts for nearly 50% of deaths in dialysis patients.

FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased. Formulated as a convenient chewable tablet, FOSRENOL received FDA approval for the 250mg and 500mg dosage strengths in the US in October 2004 and was made available on prescription in the US in January 2005. In November 2005, the Company received FDA approval for the higher dose strengths of 750mg and 1000mg. Marketing approval was first gained in Sweden in March 2004, and further regulatory approvals have been sought in a number of other EU Member States pursuant to the Mutual Recognition Process. Launches began in Europe during 2005. In December 2005, FOSRENOL was launched by the Company in Ireland under its local trade name FOZNOL, and via its distributors as FOSRENOL in Sweden, Denmark and Austria. The Company continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions and further launches are expected in European markets over the next few months, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

REMINYL and REMINYL XL

REMINYL and REMINYL XL are treatments for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. It is estimated that approximately 500,000 people in the UK suffer from Alzheimer's disease, which affects the ability to carry out normal daily activities and affects memory, language and behavior. The disease is progressive, with death usually occurring within eight to ten years following the onset of symptoms.

REMINYL and REMINYL XL are marketed by the Company in the UK and Ireland and by Janssen Pharmaceutica

N.V. (Janssen), an affiliate of Johnson & Johnson, and in the rest of the world (under the name RAZADYNE and RAZADYNE ER in the US) the Company receives royalties on Janssen’s sales. REMINYL XL is a new once-daily prolonged release formulation of REMINYL. REMINYL XL was launched by the Company in the UK and Ireland in June 2005 and by Janssen in the US in May 2005 as RAZADYNE ER.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen’s US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Subsequently, in the US, REMINYL XL was launched as RAZADYNE ER. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US, between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. The Company is only aware of one similar dispensing error outside the US.

On March 1, 2005, the National Institute for Health and Clinical Excellence (NICE) in England and Wales issued an Appraisal Consultation Document (ACD). This document included a recommendation that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer’s disease in England and Wales should no longer be reimbursed by the National Health Service (NHS) when used in the treatment of new patients. The recommendation potentially affected sales of REMINYL and of REMINYL XL in England and Wales. An amended ACD was issued by NICE on January 23, 2006. The new ACD recommends that REMINYL and REMINYL XL, together with other drugs in the same class, be reimbursed by the NHS when used for the treatment of either (i) patients with existing Alzheimer’s disease already being treated with one of these drugs; or (ii) newly diagnosed patients once their disease has progressed to a moderate stage. Therefore the current recommendation excludes the reimbursement of treatment for patients presenting with mild symptoms of Alzheimer’s disease for which REMINYL and REMINYL XL are approved. A final appraisal document is expected from NICE in July 2006.

CALCICHEW range

The Company is licensed to distribute the CALCICHEW range of calcium and calcium/vitamin D3 supplements for the adjunctive treatment of osteoporosis. Osteoporosis is characterised by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than three million people in the United Kingdom (UK) are estimated to suffer from this condition.

SOLARAZE

SOLARAZE is a topical preparation for the treatment of Actinic Keratosis (AK). AK is a common form of pre-malignant skin tumour. AK is caused primarily by long-tem exposure to the sun (UV radiation) and may progress to squamous cell carcinoma (SCC) in up to 10% of cases. The reported incidence of AK is up to 25% in the northern hemisphere increasing to 60% in Australian adults.

In May 2002, the Company acquired the exclusive sales and marketing rights to SOLARAZE in Europe. In December 2002 the Company acquired additional right to manufacture, distribute and sell SOLARAZE in Australia, New Zealand, South Africa and other Pacific Rim markets.

LODINE

LODINE SR contains etodolac 600mg in a sustained release formulation and is indicated for use in the treatment of rheumatoid arthritis and osteoarthritis in the UK and Republic of Ireland. More than seven million adults in the UK have long-term health problems associated with arthritis and related conditions.

The Company owns the exclusive UK sales and marketing rights to LODINE, as a result of its merger with Roberts Pharmaceuticals Corporation in December 1999.

Royalties received from antiviral products

The Company receives royalties on antiviral products that were out-licensed by Shire to GSK. These antiviral products are for Human Immunodeficiency Virus (HIV) and Hepatitis B. The table below lists these products, indicating the owner/licensor and marketer of the product and the territory in which the product is being marketed.

Products	Principal indications	Owner/licensor	Marketed by/relevant territory

3TC/EPIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
COMBIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
EPZICOM/KIVEXA	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
TRIZIVIR	HIV	Shire/GSK	Shire & GSK / Canada; GSK / RoW
ZEFFIX/EPIVIR HBV/	Hepatitis B infection	Shire/GSK	Shire & GSK / Canada; GSK / RoW
HEPTOVIR(1)

      (1) This is not a comprehensive list of trademarks for this product. Other trademarks are used in some markets.

HIV/AIDS

HIV is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome (AIDS). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

According to UNAIDS (a joint United Nations program on AIDS) by the end of 2005, 40.3 million people worldwide were living with HIV/AIDS, including 17.5 million women and 2.3 million children under the age of 15. In 2005, 4.9 million people became newly infected with HIV, including 700,000 children. Of these, 3.2 million new infections occurred in Sub-Saharan Africa. In an effort to combat the AIDS epidemic in Africa and reduce the cost of medicines used to treat AIDS in sub-Saharan Africa, Shire has waived a significant proportion of its royalty entitlements on sales of products containing lamivudine in this region.

According to an IMS report on World-Wide Antiretroviral Sales in 2005, the antiretroviral (anti-HIV) market reached $8.1 billion in sales, with nucleotide/nucleoside transcriptase inhibitors (such as 3TC) representing 55% of the market ($4.4 billion). The vast majority of sales were generated in North America and Western Europe.

Lamivudine was originally discovered by Shire BioChem Inc. (BioChem), a wholly-owned subsidiary of the Company, and was out-licensed to Glaxo Wellcome in 1990 (now part of GSK). Shire has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell lamivudine (now marketed in various single and combination formulations including 3TC/EPIVIR, COMBIVIR, TRIZIVIR and EPZICOM). In Canada 3TC is sold by the Company in partnership with GSK.

3TC/EPIVIR

3TC (lamivudine) is indicated for the treatment of HIV infection and AIDS and was first approved in the US in November 1995. It is now marketed in the US as EPIVIR. Approval in Canada followed shortly after in December 1995 and in the EU in August 1996.

The safety and efficacy of 3TC together with 3TC’s ease of administration has successfully established 3TC as the cornerstone of combination therapy in HIV infection. In combination with other antiretrovirals, 3TC is used in the majority of triple and quadruple combination therapies with other nucleoside analog, protease inhibitors and non-nucleoside reverse transcriptase inhibitors (NNRTI). It was also part of the pivotal clinical trials used as the basis for approval of five other HIV antiretroviral agents: the nucleoside analog abacavir, the NNRTI efavirenz, and the protease inhibitors indinavir, nelfinavir and amprenavir.

COMBIVIR

In September 1997, the FDA authorized the marketing of COMBIVIR, the first product to combine two antiretroviral drugs in a single tablet formulation. Each tablet of COMBIVIR contains 3TC and zidovudine (AZT) and can be taken twice daily, offering the advantage of reducing significantly the number of tablets a person on a 3TC/AZT based treatment regimen needs to take. COMBIVIR was approved for use in Europe in March 1998 and in Canada in December 1998.

TRIZIVIR

In November 2000, the FDA authorized the marketing of TRIZIVIR in the US. Each tablet of TRIZIVIR contains 3TC, AZT and abacavir (ABC) and can be taken twice daily. TRIZIVIR was the first tablet to combine three anti-HIV agents. TRIZIVIR was approved for use in the EU in January 2001 and in Canada in October 2001.

EPZICOM

In August 2004, the FDA authorized the marketing of EPZICOM in the US. Each tablet of EPZICOM contains 3TC and ABC and can be taken once a day. EPZICOM, in combination with other antiretroviral agents, is indicated for the treatment of HIV-1 infection in adults. In December 2004, the European commission and Japan authorized the marketing of EPZICOM in the EU and Japan.

Hepatitis B infection

Hepatitis B virus (HBV) is the causative agent of both acute and chronic forms of Hepatitis B, a liver disease that is a major cause of death and disease throughout the world. Two billion people worldwide have been infected with HBV. Of those infected, over 350 million people are chronically infected. Although vaccines to prevent infection by HBV are currently available, they have not been shown to be effective in those already infected with the virus.

ZEFFIX/EPIVIR HBV/HEPTOVIR

ZEFFIX (lamivudine) is an orally available treatment for chronic hepatitis B infection and for the prevention of liver graft reinfection.

Shire has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell ZEFFIX, EPIVIR and HBV/HEPTOVIR. In Canada HEPTOVIR is sold by Shire in partnership with GSK.

Products under development

Shire focuses its development resources on late-stage development projects within its core therapeutic areas of CNS, GI, HGT and GP.

The table below lists the Company’s key products under development by therapeutic area, indicating the most advanced development status reached in any market for each and Shire’s territorial rights.

Most advanced
Product	Principal indications	development status	Shire’s territorial rights

Treatments for CNS disorders

DAYTRANA (previously	ADHD	Registration US	Global
known as
MTS/METHYPATCH
/SPD485)

NRP104 (amphetamine pro-	ADHD	Registration US	Global
drug)

SPD503 (extended release	ADHD	Phase III	US
guanfacine)

SPD465 (amphetamine	ADHD	Phase III	Global
product)

Treatments for GI diseases

MESAVANCE (previously	Ulcerative colitis	Registration US, Europe[1]	Key major markets
known as SPD476)		and Canada	worldwide

Treatments for Human Genetic diseases

ELAPRASE (previously	Hunter syndrome	Registration US and	Global except Japan,
known as I2S)		Europe	Australia, Asia-Pacific
and Israel

GA-GCB (Gene-Activated	Gaucher disease	Phase I/II	Global except Israel
glucocerebrosidase)

Treatments for diseases in the GP area

FOSRENOL (lanthanum	Hyperphosphatemia in	Approved EU (reference	Global
carbonate)	end stage renal disease	member state Sweden);
Registration (Canada,
Taiwan);
Phase III Japan

DYNEPO (epoetin delta)	Anemia related to	Approved EU2	Global (excluding US)
chronic renal failure

1)	Submitted to European Regulatory Agencies and Health Canada in January and February 2006, respectively.

2)	Manufacturing approvals are now being sought.

Treatments for CNS disorders

DAYTRANA (previously known as METHYPATCH/MTS /SPD485)

In February 2003, the Company announced the acquisition of the worldwide sales and marketing rights of DAYTRANA from Noven. DAYTRANA is a skin patch where methylphenidate is diffused through the skin for the once-daily treatment of ADHD.

On December 23, 2005, Shire announced the receipt of an approvable letter from the FDA for once-daily use to treat ADHD in children aged 6 to 12 years. The approvable letter contains proposed labeling, as well as requests for data clarification, post-marketing surveillance, and post-marketing studies. The Company is in dialogue with the FDA to address these issues and hopes to reach final agreement with the FDA to allow launch in 2006.

The FDA has announced plans to continue further research to confirm or refute the findings of a published clinical study which suggested that methylphenidate treatment may be associated with chromosomal aberrations. Data from this study is not yet available and the likely impact of these findings on methylphenidate products cannot be predicted at the date of publication of this document.

In addition to FDA approval, an application must be made to the US Drug Enforcement Administration (DEA) for procurement quotas in order to obtain access to methylphenidate. The Company had previously disclosed that, under new legislation, the DEA could not establish procurement quotas for controlled substances (including methylphenidate) until the DEA reviewed and provided public comment on the product's labeling, promotion and risk management plan, and it was possible that this new review process could delay the granting of procurement quotas. This legislation has expired and not been renewed, and the DEA has now granted procurement quotas to the Company's partner, Noven. Manufacturing of the product has commenced.

NRP104

The Company signed a collaborative agreement with New River on January 31, 2005, for the new chemical entity NRP104, for ADHD. NRP104 is an amphetamine pro-drug where lysine is linked to a d-amphetamine single salt. NRP104 is inactive until metabolized in the GI tract, and may accordingly offer the advantage of reduced potential for abuse or overdose versus traditional stimulants. On December 6, 2005, Shire and New River announced that New River had filed an NDA with the FDA for NRP104. On January 26, 2006, the FDA accepted the NDA for review.

Under the terms of the agreement, the Company will collaborate with New River on developing, manufacturing, marketing and selling NRP104 in the US.

In the rest of the world, the Company has a license to develop and commercialize NRP104.

SPD503

SPD503 (modified release formulation of guanfacine) is a non-stimulant "non-scheduled" compound in Phase 3 development for use in ADHD. During 2005, representatives of the Company met with the FDA to discuss the proposed regulatory filing strategy. In order to optimize the characterization of the product in the label, the Company has agreed with the FDA to include results from an on-going study in its submission package. As a result, its FDA filing is expected in 2006.

SPD465

SPD465 is a development project for the ADDERALL XR franchise. SPD465 is now in Phase 3 of development and its FDA filing is expected in 2006.

SPD483

Development for SPD483, a development project for the ADDERALL XR franchise, is on hold to assure consistency with the Company’s overall ADHD strategy.

Treatments for GI diseases

MESAVANCE (previously known as SPD476)

Ulcerative colitis is a serious chronic inflammatory disease of the colon. Typically patients go through periods of relapse and remission over a number of years. 5-aminosalicylic acid (5-ASA) based products are the first line treatment for ulcerative colitis. Existing treatments generally require the patients to ingest a large volume of pills and are differentiated by the manner of release of the active drug in the colon.

MESAVANCE (mesalamine) is an investigational compound being studied for the induction of clinical and endoscopic remission in patients with active, mild-to-moderate ulcerative colitis. It is a high strength (1200mg) product using a unique formulation and delivery platform, Multi Matrix System (MMX) to provide delayed and extended release of mesalamine throughout the colon. On December 22, 2005, Shire announced submission of an NDA to the FDA and in February 2006 submitted Marketing Authorization Applications (MAA) to European Regulatory Agencies. In January 2006, the Company also filed a New Drug Submission for MESAVANCE with Health Canada.

Shire has licensed the exclusive right to develop and commercialize MESAVANCE in the US, Canada, Europe (excluding Italy) and the Pacific Rim from Giuliani S.p.A.

SPD480

Development for SPD480, a 5-ASA based foam product for the treatment of ulcerative colitis, was discontinued during the year as it no longer met the Company’s criteria for continued development of the product.

Treatments for Human Genetic diseases

ELAPRASE (previously known as I2S)

ELAPRASE (idursulfase) is under development for the treatment of Hunter syndrome (Mucopolysaccharidosis Type II, or MPS II). Hunter syndrome is an inherited lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulfatase. As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient and many patients die during childhood. On November 23, 2005 a Biologics License Application (BLA) was filed with the FDA. If approved, it will be the first human enzyme replacement therapy for the treatment of Hunter syndrome. ELAPRASE has previously received Fast Track designation from the FDA, and the Company has subsequently received Priority Review of this submission, which has resulted in a six-month review. Orphan drug status has also been given by both the FDA and the European Medicines Evaluation Agency (EMEA). On December 1, 2005 submission of a MAA for idursulfase was made to the EMEA. Review of a MAA by the EMEA typically takes 12 months.

GA-GCB

GA-GCB (Gene-Activated glucocerebrosidase) is being developed for the treatment of Gaucher disease. Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase. As a result of this deficiency, certain lipids accumulate in specific cells of the liver, spleen and bone marrow causing significant clinical symptoms in the patient, including enlargement of the liver and spleen, hematological abnormalities and bone disease.

In April 2004, TKT initiated a clinical trial to evaluate the safety and clinical activity of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced during the last quarter of 2005 and based upon these positive results the Company intends to commence a pivotal Phase 3 clinical trial in 2006.

Patent litigation proceedings in Israel with Genzyme Corporation relating to GA-GCB were dismissed in January 2006. See ITEM 3: Legal Proceedings, for further information.

Treatments for other diseases in the GP area

FOSRENOL

FOSRENOL (lanthanum carbonate), the Company’s treatment for patients with end stage renal disease, received FDA approval for the 250mg and 500mg dosage strengths in October 2004 and approval for 750mg and 1000mg dosage strengths in November 2005. The first European approval (by reference member state Sweden) was granted in March 2004 (see currently marketed products section above). In December 2005, FOSRENOL was launched by the Company in Ireland and via its distributors in Sweden, Denmark and Austria. The Company continues its discussions relating to FOSRENOL with regulatory authorities across Europe and other regions and further launches are expected in European markets over the next few months, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

DYNEPO

DYNEPO (epoetin delta) was approved in the EU in March 2002 and is indicated for the treatment of anemia in patients with chronic renal failure. It may be used in patients on dialysis and patients not on dialysis. The Company is preparing for commercial manufacture in Europe and expects to commence a staged launch in Europe of the product in the first half of 2007.

Patent litigation proceedings relating to DYNEPO are in progress in the US. See ITEM 3: Legal Proceedings, for further information.

Principal licensing and collaborative agreements

REMINYL and REMINYL XL

Pursuant to an agreement with Synaptech Inc. (Synaptech), the owner of the patents on galantamine for use in the treatment of Alzheimer's disease, the Company has the exclusive right under Synaptech’s patents and know-how to develop, manufacture and sell REMINYL and REMINYL XL for use in the treatment of Alzheimer's disease and related dementias worldwide except North America, Japan, Korea, Taiwan, Thailand and Singapore. The Company pays Synaptech royalties on the net sales of REMINYL and REMINYL XL by the Company and its sublicensees in these territories for Alzheimer's disease and related dementias.

The Company, in turn, entered into a sub-license with Janssen under which it granted Janssen exclusive rights under the Synaptech patents and know-how to develop, manufacture and sell REMINYL and REMINYL XL for use in Alzheimer's disease and related dementias in all territories licensed to the Company, except the UK and the Republic of Ireland. Janssen pays the Company royalties on its net sales of REMINYL and REMINYL XL for Alzheimer’s disease and related dementias. Janssen has entered into a separate license agreement with Synaptech covering North America, Japan, Korea, Taiwan, Thailand and Singapore.

The Company has also entered into a co-development, know-how and supply agreement with Janssen under which it licensed to Janssen all of its global clinical data and know-how relating to the use of galantamine in Alzheimer's disease and related dementias worldwide, except for the UK and the Republic of Ireland. In consideration for this license over Shire’s clinical data and know-how, Janssen pays the Company additional royalties on its net sales of REMINYL and REMINYL XL for Alzheimer’s disease and related dementias. The Company has the right to acquire any improvements for REMINYL and REMINYL XL developed or acquired by Janssen, including any new formulations or any new indications, in the UK and the Republic of Ireland. In return for such rights, the Company has agreed to pay a small percentage of any R&D or acquisition costs incurred.

The Company and Janssen co-promoted REMINYL and REMINYL XL in the UK and the Republic of Ireland until May 3, 2004. With effect from May 3, 2004, the Company terminated the co-promotion arrangement with Janssen and the Company purchased the exclusive rights to promote REMINYL and REMINYL XL in the UK and the Republic of Ireland for $30 million.

LAMIVUDINE

By agreement between the Company and GSK and certain of it affiliates dated January 31, 1990, and amended as at November 20, 1995, February 15, 2002, May 20, 2002 and February 20, 2004, the Company licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell the nucleoside analog lamivudine marketed as 3TC, ZEFFIX, HEPTODIN, HEPTOVIR, EPIVIR, EPIVIR-HBV, COMBIVIR, TRIZIVIR and EPZICOM (3TC and Abacavir) (together referred to in this section as “lamivudine”). A partnership exists between GSK’s Canadian subsidiary, Glaxosmithkline Inc., and the Company to supply, market and sell lamivudine in Canada. GSK has agreed to manufacture all the required lamivudine to be supplied in Canada by the partnership.

In consideration for the grant of such rights, GSK agreed to undertake and fund the development of lamivudine and to pay the Company a royalty on sales of lamivudine. The amount of relevant patent prosecution costs and certain contractual and litigation costs may be deducted from royalties payable to the Company by GSK. If GSK terminates the license agreement as a result of a default by the Company, GSK will retain a non-exclusive, paid-up license from the Company to make, have made, use and sell lamivudine worldwide.

FOSRENOL

The Company acquired the rights to the global patents for FOSRENOL from AnorMED Inc. in 2004. Under the terms of the acquisition agreement, the Company was required to pay AnorMED $18 million when FOSRENOL was approved in the US, $7 million upon obtaining approval in certain European countries and $6 million upon obtaining regulatory approval in Japan. In return for these payments AnorMED is required to assign the relevant patent rights to the Company. As Shire owns the patents there will be no obligation to make any royalty payments to AnorMED.

As at December 31, 2005, $18 million has been paid as a result of FOSRENOL's approval in the US, $1 million has been paid as a consequence of FOSRENOL’s approval in Sweden and $6 million remains outstanding pertaining to regulatory approvals yet to be obtained in Europe. An assignment agreement relating to all FOSRENOL patents outside Europe and Japan has been executed by the parties and has been filed at the relevant patent offices.

By an agreement between the Company and Bayer Yakuhin Limited (Bayer) dated December 8, 2003, Shire granted Bayer the exclusive right to develop, register, formulate, package, label, market and sell lanthanum carbonate under the brand name FOSRENOL in Japan. In consideration of the grant of these rights, Bayer has agreed to fund the development of lanthanum carbonate in Japan and pay the Company a royalty on sales of lanthanum carbonate. Bayer has agreed to pay the Company a milestone payment of $8 million on receipt of marketing authorization in Japan. Bayer has granted the Company a non-exclusive, royalty-free, perpetual license to use any know-how or data developed or generated by Bayer during its development activities under the agreement for the registration, marketing, sale and use of FOSRENOL in any country outside Japan.

DAYTRANA (previously known as METHYPATCH/MTS)

In February 2003, the Company acquired from Noven the worldwide sales and marketing rights to DAYTRANA, a methylphenidate transdermal delivery system for the once daily treatment of ADHD. The Company made an upfront milestone payment of $25 million for these rights. The Company is committed to pay an additional $50 million upon regulatory approval of the product. In addition the Company has an obligation to make further milestone payments, which are linked to the future sales performance of the product, of up to $75 million.

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

Shire paid an initial sum of $50 million on signing and a further $50 million has been paid to New River following acceptance of filing of the NDA by the FDA in January 2006. Up to $300 million in milestone payments could also be payable to New River depending on the characteristics of the FDA approved product labeling. A $5 million milestone payment is payable following the first commercial sale in specified European countries. An additional $100 million milestone would be payable upon achieving a significant sales target.

Shire may be entitled to refunds of amounts previously paid in the event of a delayed product approval.

DYNEPO

In May 1994, TKT entered into a collaboration and development agreement with Marion Merrill Dow, Inc. focused on the development of DYNEPO. Marion Merrill Dow, Inc. was subsequently acquired by Aventis Pharmaceuticals, Inc. (Aventis), which is now a subsidiary of Sanofi-Aventis SA. Under the agreement, Aventis initially was responsible for obtaining regulatory approval and selling and marketing DYNEPO throughout the world. The agreement was amended on March 26, 2004, and TKT regained exclusive rights to make, use and sell DYNEPO outside the US. Aventis retains the exclusive rights to make, use and sell DYNEPO in the US. Under the amended agreement, TKT agreed to pay Aventis a single-digit percentage royalty on the Company’s net sales of DYNEPO outside the US. Aventis is obligated to pay TKT a low double-digit percentage royalty on Aventis’ net sales of DYNEPO in the US. Aventis also has agreed to pay TKT $8 million upon the achievement of a specified commercial milestone. TKT and Aventis are involved in patent infringement actions in the US with Amgen Inc. See ITEM 3: Legal Proceedings for further information.

Manufacturing and distribution

Active pharmaceutical ingredient sourcing

ADDERALL: Boehringer-Ingelheim is currently the sole supplier of amphetamine salts from two separate facilities in Virginia, US.

CARBATROL: Orgamol SA (part of BASF) is currently the sole supplier of carbamazepine from two separate facilities located in Switzerland and in France.

PENTASA: Bayer is currently the sole supplier of mesalamine from a single site in Germany. The Company protects supply to the market by carrying significant inventories.

AGRYLIN/XAGRID: Cambridge Major Laboratories, Inc. is currently the sole supplier of anagrelide from its facility in Wisconsin, US. The Company protects supply to the market by carrying significant inventories.

REPLAGAL: The sole source of agalsidase alpha is the Company’s protein manufacturing plant in Cambridge Massachusetts, US. Dual sourcing at this point would be prohibitively expensive and the Company protects supply to the market by carrying significant inventories.

Manufacturing

ADDERALL XR: DSM Pharmaceuticals Inc. (DSM) is the primary manufacturer of ADDERALL XR, with Shire’s Owings Mills manufacturing facility being the secondary manufacturer.

CARBATROL: Owings Mills is the single manufacturer of the beads used in the delivery of CARBATROL and the primary manufacturer for encapsulation and packaging, with DSM being the secondary manufacturer for encapsulation and packaging.

PENTASA: Owings Mills is the primary manufacturer of PENTASA, with Aventis being the secondary manufacturer.

AGRYLIN/XAGRID: Tyco is the single supplier of AGRYLIN/XAGRID. The targeted inventory strategy (for XAGRID) is 26 weeks of bulk, unlabeled or labeled supply.

REPLAGAL: Shire’s HGT facility in Cambridge, Massachusetts is the single supplier of REPLAGAL. Duplication of this facility would be prohibitively expensive.

Other: Shire’s other products marketed in the US and Canada are manufactured and packaged by third party contract manufacturers.

All products marketed by the international sales and marketing operation are either manufactured and supplied by the originator of the product under supply arrangements or are manufactured for Shire by third parties under contract.

Distribution

Shire’s US distribution center, which includes a large vault to house DEA-regulated Schedule II products, is located in Kentucky. From there, the Company distributes its products to all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

Physical distribution in the UK, Spain, Italy, France, Germany and the Republic of Ireland is contracted out to third parties and agency or distribution agreements are in place for other export territories where Shire does not have local operations.

Material customers

The Company’s three largest trade customers are Cardinal Health Inc., McKesson Corp., and Amerisource Bergen Corp., all of which are in the US. In 2005, these wholesale customers accounted for approximately 37%, 22%, and 10% of total product sales, respectively.

During 2005, the Company concluded new ‘fee for service’ agreements with two of its three significant wholesale customers. These agreements, which are commonplace in the pharmaceutical industry, change the way wholesalers are compensated. Under the agreements, the wholesalers receive a distribution fee from pharmaceutical suppliers. These ‘fee for service’ agreements eliminate wholesalers' incentives to acquire and hold excess inventories. The Company believes this will reduce the significant impact of wholesaler stocking and de-stocking on its product sales. Further, the wholesalers will provide data regarding their inventories of the Company's products it has on hand. The Company is negotiating a ‘fee for service’ agreement with its remaining significant wholesale customer. ‘Fees for service’ are treated as a sales deduction, thus affecting revenues rather than cost of sales.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. Shire’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support applications by its licensors.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. It may also change over the course of time as patents grant or expire, or become extended, modified or revoked. The following list sets forth details of the granted US patents pertaining to the Company’s currently marketed products and major products under development, or technology relating to those products, which are owned by or licensed to the Company and that are material to an understanding of the Company’s business taken as a whole. The Company also holds patents in other jurisdictions, such as the European Union, Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US.

	Granted US Patents	Expiration Date

ADDERALL	US 6,384,020	January 6, 2021

ADDERALL XR	US 6,322,819	October 21, 2018
	US 6,605,300	October 21, 2018
	US 6,913,768	January 29, 2023

CARBATROL	US 5,326,570	July 23, 2011
	US 5,912,013	June 15, 2016

DAYTRANA	US 6,210,705	September 30, 2018
	US 6,348,211	September 30, 2018

DYNEPO	US 5,641,670	June 24, 2014
	US 5,733,761	March 31, 2015
	US 6,270,989	March 31, 2015
	US 6,565,844	November 5, 2011
	EP 0 750 044 B1	November 5, 2012
	Japan 3,564,126	November 5, 2012

ELAPRASE	US 5,728,381	March 17, 2015
	US 5,798,239	August 25, 2015
	US 5,932,211	August 03, 2016
	US 6,153,188	November 12, 2011
	US 6,541,254	November 12, 2011

FOSRENOL	US 5,968,976	October 26, 2018

GUANFACINE	US 4,847,300	November 7, 2006
(SPD503)	US 5,854,290	September 21, 2015
	US 6,287,599	December 20, 2020
	US 6,811,794	December 20, 2021

LAMIVUDINE: EPIVIR/EPIVIR-	US 5,047,407	May 17, 2010
HBV/3TC	US 6,180,639	July 30, 2018
	US 5,532,246	January 2, 2014
	US 5,905,082	November 18, 2016
	US 6,004,968	September 30, 2018

COMBIVIR	US 5,047,407	May 17, 2010
	US 6,180,639	July 30, 2018
	US 6,004,968	September 30, 2018
	US 6,113,920	October 16, 2016
	US 5,905,082	November 18, 2016
	US 5,859,021	November 18, 2016

TRIZIVIR	US 5,047,407	May 17, 2010
	US 6,180,639	July 30, 2018
	US 6,417,191	March 28, 2016
	US 5,905,082	November 18, 2016
	US 5,089,500	December 26, 2009
	US 5,034,394	December 26, 2009
	US 6,004,968	September 30, 2018

EPZICOM	US 5,047,407	May 17, 2010
	US 6,180,639	July 30, 2018
	US 5,034,394	December 18, 2011
	US 5,089,500	December 26, 2009
	US 5,905,082	November 18, 2016
	US 6,294,540	May 14, 2018
	US 6,417,191	March 28, 2016
	US 6,004,968	September 30, 2018

MESAVANCE (SPD476)
	US 6,773,720	June 8, 2020

REMINYL & REMINYL XL	US 4,663,318	December 14, 2008
	US 6,099,683	June 6, 2017
	US 6,358,527	June 6, 2017

REPLAGAL	US 5,641,670	June 24, 2014
	US 5,733,761	March 31, 2015
	US 6,270,989	March 31, 2015
	US 6,565,844	November 5, 2011
	US 6,083,725	September 12, 2017
	US 6,395,884	September 12, 2017
	US 6,458,574	September 12, 2016
	EP 0 750 044 B1	November 5, 2012
	Japan 3,564,126	November 5, 2012

The expiration of patents or the loss of patent protection following a legal challenge may result in third parties commencing commercial sales of their own versions of the Company’s products. The Company’s sales of such product(s) may decrease in consequence. In many cases, however, the Company’s products have more than one patent pertaining to them. In such cases, or where the Company enjoys trade secrets, manufacturing expertise, patient preference or regulatory exclusivity, the Company may continue to market its own products without its commercial sales of those products being adversely affected by the loss of any given patent.

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures than Shire have a greater ability to fund the research and clinical trials necessary for regulatory applications, and consequently may have a better chance of obtaining approval of drugs that would then compete with Shire’s products. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products. The market share data provided below is sourced from IMS.

ADHD market

Competition in the US ADHD market has continued to increase as several products that do (or will) compete with the Company’s products have been launched in recent years. Among the new entrants will be DAYTRANA, the Company’s methylphenidate product, which is currently in registration.

Many of these products contain methylphenidate. In 2000, Johnson and Johnson (in conjunction with ALZA) launched CONCERTA, a once-daily formulation of methylphenidate. At December 31, 2005, CONCERTA had a 23% share of the US ADHD market. In 2001, UCB Pharma launched METADATE CD, a once-daily formulation of methylphenidate. At December 31, 2005, METADATE CD had a 3% share of the US ADHD market. In 2002, Novartis (in conjunction with Elan) launched RITALIN LA, an extended release formulation of methylphenidate, and in 2005 launched FOCALIN XR (in conjunction with Celgene Corporation (Celgene)), a long-acting formulation of dexmethylphenidate, the active ingredient of traditional methylphenidate preparations. At December 31, 2005 RITALIN and FOCALIN XR had a 4% and 3% share, respectively, of the US ADHD market.

In 2002, Barr Laboratories Inc. (Barr) launched a generic version of ADDERALL IR. Subsequently, five additional generic companies have launched generic versions. Total ADDERALL IR generic prescriptions account for about 10% of the market as at December 31, 2005.

In 2003, Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD. At December 31, 2005, STRATTERA had a 13% share of the US ADHD market. The Company’s non-stimulant product, SPD503, is in Phase 3.

In 2005, Cephalon Inc. (Cephalon) received an approvable letter from the FDA to market SPARLON for the treatment of ADHD in children and adolescents aged 6-17. Cephalon has announced that it expects to launch SPARLON during the second quarter of 2006, subject to final FDA approval. Also in 2005, Cephalon announced an agreement with the McNeil consumer and specialty pharmaceuticals division of McNeil-PPC, Inc., to co-promote SPARLON.

The Company is also aware of clinical development efforts by GSK, Gliatech Inc., Cortex Pharmaceuticals Inc., Boehringer-Ingelheim, Eisai Inc., Bristol-Myers Squibb (in collaboration with Elan) and Abbott Laboratories Inc. to develop additional indications and new non-stimulant treatment options for ADHD.

Generic and other possible competition to the Company’s ADHD franchise is separately discussed in “Intellectual Property”above, in “Risk Factors” below, and in ITEM 3: Legal Proceedings.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve.

3TC/EPIVIR

In the Nucleoside/Nucleotide Reverse Transcriptase Inhibitor (NRTI) market of which 3TC/EPIVIR is a part, there are a number of anti-HIV drugs which are currently sold.

Of the branded drugs available, ZIAGEN (abacavir) and RETROVIR (zidovudine), each sold by GSK, ZERIT (stavudine, d4T) and VIDEX (didanosine) sold by Bristol-Myers Squibb (BMS), HIVID (zalcitabine) sold by Roche and VIREAD (tenofovir) and EMTRIVA (emtricitabine), each sold by Gilead Sciences Inc. (Gilead), represent the most direct competition.

TRIZIVIR/COMBIVIR/EPZICOM

In the Combined NRTI market of which TRIZIVIR, COMBIVIR and EPZICOM are a part, there is one major competitor – TRUVADA sold by Gilead.

Other HIV competition

In addition to the two NRTI HIV markets in which Shire operates, there is competition from:

•	Non-Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (NNRTIs). Of the branded NNRTIs available, SUSTIVA (efavirenz) sold by BMS and VIRAMUNE (nevirapine) sold by Boehringer-Ingelheim represent the most significant competition.

•	Protease Inhibitors (PIs). Of the branded PIs available, AGENERASE (amprenavir) sold by GSK, REYATAZ (atanavir) sold by BMS, CITRIVAN (indinavir) sold by Merck, KALETRA (Iopinavir/ritanaovir) and NORVIR (ritonovir) sold by Abbott, VIRACEPT (nelfinavir) sold by Pfizer, FORTOVASE (saquinavir) sold by Roche and APTIVUS (Tipranavir) sold by Boehringer-Ingelheim represent the most significant competition.

•	Fusion or entry inhibitors. Of the branded drugs available, FUZEON (enfuvirtide), an injectable integrase inhibitor sold by Roche/Trimeris, represents the most significant competition.

Generic HIV competitors

BMS’s VIDEX EC (didanosine) became the first generic HIV product in the United States in 2004. GSK’s RETROVIR (AZT) came off patent in the US in September 2005 and its patent in Europe expires in March 2006. Although in September 2005 several generic formulations of zidovudine were approved by the FDA, these generic competitors have yet to fully ramp up production and distribution. As a result, the full effect of this on the overall market for HIV products is unknown, but price decreases for all HIV products may result.

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

In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical compound into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate more fully clinical outcomes.

It is the Company’s responsibility to ensure that it conducts its business in accordance with the regulations of each relevant territory.

Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product. There can be no assurance that, if clinical trials are completed, either the Company or its collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization application, NDA or ANDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval the Company must submit a dossier to the relevant regulatory authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the US; in Europe the review may be undertaken by members of the Committee for Medicinal Products for Human Use (CHMP) on behalf of the EMEA as part of a centralized procedure or by an individual country's agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Approval can take from several months to several years, or be denied. The approval process can be affected by a number of factors; additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of relevant facilities or review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand name drugs as well as abbreviated application procedures for generic versions of those drugs. Approval to manufacture these drugs is obtained by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA will accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. European guidelines also allow for the submission of abridged applications using similar criteria to the US system.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Periodic marketing authorization renewals in Europe may require additional data, which, if unfavorable, may result in an authoritization being withdrawn. In the US, the FDA has the authority to revoke or suspend approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products, to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. The branch of the FDA responsible for drug marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved products. Changes in government regulation could have a material adverse effect on the Company’s financial condition and results of operation.

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

In the US, recent federal legislation has created substantial changes in the Medicare program, including the December 2003 enactment of the Medicare Prescription Drug Improvement and Modernization Act. Under this legislation, Medicare beneficiaries will be eligible to obtain a Medicare-endorsed, drug discount card from a private sector provider through 2005. Beginning in 2006, Medicare beneficiaries are able to purchase prescription drug coverage from a private sector provider. It is difficult to predict the long-term impact of this legislation on pharmaceutical companies. Usage of pharmaceutical products may increase as the result of expanded access to medications afforded by partial reimbursement under Medicare. However, such potential sales increases may be offset by increased pricing pressures due to enhanced purchasing power of the private sector that will negotiate on behalf of Medicare beneficiaries.

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

Similar regulatory and legislative issues are encountered in Europe and other international markets where governments regulate pharmaceutical prices and patient reimbursement levels. The differing approach to price regulation has led to some third party trade in Shire’s products from markets with lower prices. Exploitation of price differences between countries in this way can impact sales in those markets with higher prices.

The US DEA also controls the national production and distribution in the US of Scheduled drugs (i.e. those containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As Schedule II drugs, the production and sale of Shire’s ADHD products are strictly controlled.

New pharmaceutical legislation in the EU, enacted in November 2005, has an impact on the procedures for authorization of pharmaceutical products in the EU. A new “decentralized” drug review and authorization procedure has been added to the “centralized” and the “mutual recognition” procedures. The new procedure provides an alternative authorization procedure to the “mutual recognition” procedure for those drugs that are ineligible for a “centralized” review. Requirements for the innovation in a drug therapy that must be present to be submitted under the “centralized" review procedure have been clarified as part of the revised regulation.

The new EU legislation also contains new data protection provisions. All products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either ten (8+2) or eleven years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

Third party reimbursement

The Company’s revenue depends, in part, upon the price third parties, such as health care providers and governmental organizations, are willing to reimburse patients for the cost of our, or our competitors’, similar products and related treatment. These third party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify their negotiated reimbursement prices. In the US, several factors outside Shire’s control could significantly influence the sale prices of pharmaceutical products, including Medicare Part D, the ongoing trend toward managed healthcare, and the renewed focus on reducing costs in state Medicaid and other government insurance programs. For example, revisions or clarification from Centers for Medicare and Medicaid Services (CMS) related to state Medicaid and other government reimbursement programs may have retroactive application which may result in changes to management’s estimated rebate liability reported in a prior period. At the time of sale, revenues from the Company’s products are reasonably estimable with the aid of historical trend analysis and consideration of any current period changes in pricing practices. The rebates can be reasonably determinable at the time of sale to the initial customers. These factors would not impact our revenue recognition policy under generally accepted accounting principles.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 established a voluntary drug benefit for Medicare beneficiaries and created the new Medicare Part D. Medicare Part D gives elderly and disabled people, already on Medicare, access to prescription drug coverage starting in January 2006. The impact of Part D on Shire’s portfolio is not expected to be material but will be monitored closely as the program evolves.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement will be available for any of Shire’s future product launches. Limits on reimbursement available from third party payers may reduce the demand for the Company’s products. Price applications in Europe have delayed product launches in some countries for up to two years and, as a consequence, dates for product launches and associated recognition of revenue cannot be predicted with accuracy.

Corporate Responsibility (CR)

The Company has further developed its approach to CR, with new members representing Human Resources, Facilities, Marketing, Risk Management and Environmental Health & Safety joining the CR Committee. The Committee, chaired by Angus Russell, the CFO, meets three times a year and sets and monitors CR objectives for each impact area.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. The Company believes that it has a good relationship with its employees. As at December 31, 2005 the Company had 2,403 employees.

Available information

The Company maintains a website on the World Wide Web at www.shire.com. The company makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A: Risk Factors

The Company has adopted a risk management strategy that enables it to identify, assess and manage the significant risks that it faces. While the Company aims to identify and manage such risks, no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors, generally associated with the business, that have been identified through the Company's approach to risk management. These risk factors apply equally to the Company and, therefore, they should all be carefully considered before any investment is made in Shire.

Any decrease in the sales of ADDERALL XR will significantly reduce revenues and earnings.

In 2005, sales of ADDERALL XR were $730.8 million, representing approximately 46% of the Company's revenues. Any factors that decrease sales of ADDERALL XR will significantly reduce revenues and earnings and have a material adverse effect on the Company's financial condition and results of operations. These include:

•	issues impacting the production of ADDERALL XR or the supply of amphetamine salts;

•	development and marketing of competitive pharmaceuticals, including generic versions;

•	technological advances (including the approval of new competing products for ADHD treatments);

•	loss of patent protection or ability of competitors to challenge or circumvent the Company's patents (See

ITEM 3 of this Form 10-K for details of current patent litigation);

•	changes in reimbursement policies of third-party payers;

•	government action/intervention;

•	marketing or pricing actions by competitors;

•	public opinion towards ADHD treatments;

•	any change in the label or other such regulatory intervention;

•	product liability claims; or

•	changes in prescription-writing practices.

Any decrease in the sales of 3TC could significantly reduce revenues and earnings.

The Company receives royalties from GSK on the worldwide sales of 3TC. In 2005, the Company's royalty income for 3TC sales was $159.8 million, representing approximately 10% of total revenues. This income stream generates a larger proportion of net income relative to the Company's own product sales as there are minimal costs associated with this income.

Any factors that decrease sales of 3TC by GSK could significantly reduce the Company's revenues and earnings. These include:

•	reduction in production of 3TC;

•	development and marketing of competitive pharmaceuticals;

•	technological advances;

•	loss of patent protection or ability of competitors to challenge or circumvent patents;

•	government action/intervention;

•	marketing or pricing actions by GSK’s competitors;

•	any change in the label or other such regulatory intervention;

•	public opinion towards AIDS treatments; or

•	product liability claims.

Future revenues from product sales will be impacted by the commercial success of the Company’s new products.

The commercial success of the Company’s new products will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of marketing approvals, the scope of marketing approval as reflected in the product’s label, the countries in which such approvals are obtained, the acceptance of price in those countries where price is negotiated, and safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products. If the Company is unable to commercialize these products successfully, there may be an adverse effect on the Company's revenues, financial condition and results of operations.

The introduction of new products by competitors may impact future revenues.

The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company's competitors are large, well-known pharmaceutical, biotechnology, chemical and healthcare companies with considerable resources. Companies with more resources and larger R&D expenditures have a greater ability to fund clinical trials and other development work necessary for regulatory applications. They may also be more successful than the Company in licensing new products for development and commercialization. Further, they may also have an improved likelihood of obtaining approval of drugs that may compete with those marketed or under development by the Company. If any product that competes with one of the Company's principal drugs is approved, the Company's sales of that drug could fall.

The pharmaceutical and biotechnology industries are also characterized by continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomical, through the development of new products, technological advances in manufacturing, or production by its competitors.

The failure to obtain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for certain of the Company’s products may impact future revenues.

The prices for certain of the Company’s products when commercialized, including, in particular, products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. The Company may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products likely to have a high annual cost of therapy. The failure to obtain pricing and reimbursement at satisfactory levels for such products may adversely affect revenues.

A disruption to the product supply chain may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis.

The Company has its own manufacturing capability for certain products and has also entered into supply agreements with third party contract manufacturers. In the event of either the Company's failure or the failure of any third party contract manufacturer to comply with mandatory manufacturing standards (cGMP) in the countries in which the Company intends to sell or have its products sold, the Company may experience a delay in supply or be unable to market or develop products.

The Company dual-sources certain key products and their active ingredients. This has been a key goal of the Company's supply chain function in recent years. However, there is currently reliance on a single source for production of the final drug product for each of REPLAGAL, CARBATROL, AGRYLIN, XAGRID, REMINYL, DYNEPO, GA-GCB and ELAPRASE and reliance on a single active ingredient source for each of PENTASA, REPLAGAL, FOSRENOL, AGRYLIN and REMINYL.

There is no assurance that suppliers will continue to supply on commercially viable terms, or be able to supply components that meet regulatory requirements. The Company is also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements.

The Company also has its own warehousing and distribution capability for certain products and has entered into distribution agreements with third party distributors for certain services. The failure of either the Company's or a third party's service could result in the Company being unable to continue to distribute its products.

The development and approval of the Company's products depends on the ability to procure active ingredients and special packaging materials from sources approved by regulatory authorities. As the marketing approval process requires manufacturers to specify their own proposed suppliers of active ingredients and special packaging materials in their applications, regulatory approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The need to qualify a new supplier could delay the Company's development and commercialization efforts.

The Company uses bovine-derived serum sourced from Canada and the United States in some of its manufacturing processes. The discovery of additional cattle in either Canada or the United States with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on certain of the Company’s products, or prohibit the Company from using its products at all in such countries.

Fluctuations in wholesale buying patterns may influence net sales and growth comparisons.

A significant portion of product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the United States and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors.

In the event of financial failure of certain customers, the Company may suffer financial loss and a decline in revenues.

In the US, the Company's significant trade customers include McKesson Corp., Cardinal Health Inc., and Amerisource Bergen Corp. For the fiscal year to December 31, 2005, the three largest trade customers, McKesson Corp., Cardinal Health Inc, and Amerisource Bergen Corp., accounted for approximately 37%, 22%, and 10% of product sales, respectively. The loss of any one of these customers could have a material adverse effect on the Company's financial condition and results of operations.

The actions of certain customers can affect the Company's ability to sell or market products profitably.

A small number of large wholesale distributors control a significant share of the US and UK markets. In 2005, for example, approximately 69% of the Company's product sales were attributable to three customers. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations.

The actions of governments, industry regulators and the economic environments in which it operates, may adversely affect the Company's ability to develop and market its products profitably.

Changes to laws or regulations impacting the pharmaceutical industry, which are made in any country in which the Company conducts its business, may adversely impact the Company's sales, financial condition and results of operations. In particular, changes to the regulations relating to orphan drug status may affect the exclusivity granted to products with such designation. Changes in the general economic conditions in any of the Company's major markets may also affect the Company's sales, financial condition and results of operations.

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for pharmaceuticals. Changes to governmental policy or practices could adversely affect the Company's sales, financial condition and results of operations. In addition, the cost of treatment established by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations are under downward pressure and this, in turn, could impact on the prices at which the Company can sell its products.

The market for pharmaceutical products could be significantly influenced by the following, which could result in lower prices for the Company's products and/or a reduced demand for the Company's products:

•	the ongoing trend toward managed health care, particularly in the United States;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

In the United States, a law reform proposal currently under consideration by the US Senate, the Pharmaceutical Market Access and Drug Safety Act of 2005, would allow the re-importation into the United States of prescription drugs from specified countries, including Canada and countries in the European Union, within a year of its enactment. Passage of this law reform proposal has the potential to increase greatly the rate of parallel importation into the United States. Parallel importation occurs when an importer finds a cheaper price for a product or equivalent product on the world market and imports that product from the lower price jurisdiction to the higher price jurisdiction. If the parallel importation of lower priced drugs is permitted in the United States, it could have the effect of reducing sales of equivalent drugs in the United States. To the extent that parallel importation increases, the Company may receive less revenue from its commercialized products. The enactment of the proposed legislation could accordingly have an adverse effect on the Company’s financial condition and results of operations.

In Europe, the parallel importation of prescription drugs is permitted in some circumstances.

If the Company's projects or clinical trials for the development of products are unsuccessful, its products will not receive authorization for manufacture and sale.

Due to the complexity of the formulation and development of pharmaceuticals, the Company cannot be certain that it will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, the Company must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe, the United States, Canada or other countries (including the FDA in the United States, the EMEA in the European Union, the Medicines and Healthcare Products Regulatory Agency in the UK and Health Canada in Canada) may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project if it would no longer be economically viable.

The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrolment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which the Company shares control over the planning and execution of product development with collaborative partners. The Company cannot be certain that, if clinical trials are completed, either the Company or its collaborative partners will file for, or receive, required authorizations to manufacture and/or market potential products in a timely manner.

If the Company is unable to meet the requirements of regulators in relation to a particular product, it may be unable to develop the product or obtain or retain the necessary marketing approvals.

Drug companies are required to obtain regulatory approval before manufacturing and marketing most drug products. Regulatory approval is generally based on the results of:

•	quality testing (chemistry, manufacturing and controls);

•	non-clinical testing; and

•	clinical testing.

The clinical development, manufacture, marketing and sale of pharmaceutical products is subject to extensive regulation, including separate regulation by each country in the European Union, the European Union itself and federal, state and local regulation in the United States. Unanticipated legislative and other regulatory actions and developments concerning various aspects of the Company's operations and products may restrict its ability to sell one or more of its products or to sell those products at a profit.

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

Even if the Company obtains regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of its products. Regulatory authorities have the power to, amongst other things:

•	revoke or suspend approvals of previously approved products;

•	require the recall of products that fail to meet regulatory requirements; and

•	close manufacturing plants that do not operate in conformity with Good Manufacturing Practices and/or other regulatory requirements or approvals.

Such delays or actions could affect the Company's ability to manufacture and sell its products.

The failure of a strategic partner to develop and commercialize products could result in delays in approval or loss of revenue.

The Company enters into strategic partnerships with other companies in areas such as product development and sales and marketing. In these partnerships, the Company is dependent on its partner to deliver results. While these partnerships are supported by contracts, the Company does not exercise direct control. If a partner fails to perform or experiences financial difficulties, the Company may suffer a reduction in sales or royalties or may experience delays in approval of products.

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results.

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds for development. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's financial position. The Company also expends significant resources on research and development. The failure of these efforts to result in the development of products appropriate for testing in human clinical trials could have a material adverse effect on the Company’s revenues, financial condition and results of operations.

The Company may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business.

The Company's success depends upon its ability and the ability of its collaborators and licensors to protect their intellectual property rights. Where possible, the Company’s strategy is to register intellectual property rights, such as patents and trademarks. The Company also relies variously on trade secrets, unpatented know-how and technological innovations and contractual arrangements with third parties to maintain its competitive position.

Patents and patent applications covering a number of the technologies and processes owned or licensed to the Company have been granted, or are pending in various countries, including the United States, Canada, major European countries and Japan. The Company intends to enforce vigorously its patent rights and believes that its collaborators intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to the Company's products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. The Company's patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect the Company's products and technology or that such patents will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. See ITEM 3: Legal Proceedings of this Form 10-K for further information.

Additionally, the Company's products, or the technologies or processes used to formulate or manufacture those products may, now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of the Company's products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent the Company or its strategic collaborators from developing, manufacturing or selling its products. The Company may need to obtain licences for intellectual property rights from others to develop, manufacture and market commercially viable products and may not be able to obtain these licences on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

The Company also relies on trade secrets and other un-patented proprietary information, which it generally seeks to protect by confidentiality and nondisclosure agreements with its employees, consultants, advisors and collaborators. These agreements may not effectively prevent disclosure of confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes that may be applicable to the Company's products under development, such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. The failure to obtain or maintain patent and trade secret protection, for any reason, could allow other companies to make competing products and reduce the Company's product sales.

The Company has filed applications to register various trademarks for use in connection with pharmaceuticals and biologics in various countries including the United States and countries in Europe and Latin America and intends to trademark new product names as new pharmaceuticals and services are developed. In addition, with respect to certain products, the Company relies on the trademarks of third parties. These trademarks may not afford adequate protection or the Company or the third parties may not have the financial resources to enforce any rights under any of these trademarks. The Company's inability or the inability of these third parties to protect their trademarks because of successful third party claims to those trademarks could allow others to use the Company's trademarks and dilute their value.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company's reputation, the withdrawal of the product and legal action against the Company.

The Company's ability to sell any pharmaceutical products after the receipt of regulatory approval will depend on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavorable publicity concerning any of the Company's products, or those of its competitors, could have an adverse effect on the Company's ability to obtain or maintain regulatory approvals or successfully market its products. Future results of operations will also depend on continued market acceptance of current products and the lack of substitutes that are cheaper or more effective.

The testing, manufacturing, marketing and selling of pharmaceutical products entails a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. If, in the absence of insurance, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will continue to be available. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about the Company's products and business and inhibit or prevent commercialization of other products.

Monitoring or enforcement action by regulatory authorities or law enforcement agencies in the highly regulated markets in which the Company operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines.

The Company engages in various marketing, promotional and educational activities pertaining to, as well the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the FDA, the US Department of Justice and the DEA in the US. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such regulatory authorities could result in the distraction of senior management for prolonged periods of time, significant defense costs and substantial monetary penalties.

The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to operate the Company's business and to develop and market products.

The Company has entered into many agreements with third parties for the provision of services to enable it to operate its business. If the third party can no longer provide the service on the agreed basis, the Company may not be able to continue the development or commercialization of its products as planned or on a commercial basis. Additionally, it may not be able to establish or maintain good relationships with the suppliers.

The Company has also entered into licensing and co-development agreements with a number of parties. There is a risk that, upon expiration or termination of a third party agreement, the Company may not be able to renew or extend the agreement with the third party as commercial interests may no longer coincide. In such circumstances, the Company may be unable to continue to develop or market its products as planned and could be required to abandon or divest a product line.

Loss of highly qualified management and scientific personnel could cause the Company subsequent financial loss.

The Company faces intense competition for highly qualified management and scientific personnel from other companies, academic institutions, government entities and other organizations. It may not be able to successfully attract and retain such personnel. The Company has agreements with a number of its key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for its activities, could have an adverse effect on the Company's business.

In the event of breakdown, failure or breach of security on any of the Company’s IT systems, the Company may be unable to maintain its business operations.

The Company operates several complex information systems upon which it is dependent. The Company has backup procedures and disaster recovery plans in place to enable the business to continue its normal operations and to mitigate any loss in the event of a failure. However, in the event of breakdown, failure or breach of security of any of these systems or the associated suppliers, the Company may be unable to maintain its business operations. This could lead to loss of revenue and delay in product development. In addition, the Company is in the process of installing enterprise-wide information systems in its operations throughout the world. Any failure in the operation of this system could have an adverse effect on the Company's business operations.

The Company may incur unexpected expenditure in order to comply with US environmental laws.

The Company's manufacturing sites are situated in the US and are subject to national, state and local environmental laws. Compliance with environmental laws requires ongoing expenditure and any spillage or contamination found to be caused by the Company may result in clean up costs and financial penalties for the Company which could adversely affect the Company's revenues, financial condition and results of operations.

Contracts are used in all areas of operation of the business. They may contain conditions that do not protect the Company's position or with which it cannot comply.

Contracts form the basis of agreement in many key activities such as mergers and acquisitions, arrangements with suppliers and outsourcing, or product licensing and marketing. These contracts may contain conditions that impose duties on the parties involved or may fail to contain adequate conditions to protect the Company's position. The Company may be unable to meet these conditions or may be unable to enforce other parties to comply and, therefore, may suffer financial loss or penalty.

The Company has recently completed the acquisition of TKT. If the Company fails to integrate this acquisition successfully, it may impact on the Company's future growth.

The Company has recently completed the acquisition of TKT. The benefits of this acquisition depend on the successful integration of TKT with the Company. If this integration is not successful, it may result in the products and/or operations failing to deliver the anticipated benefits and could cause a diversion of management's time and resources.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company as at December 31, 2005:

		Approximate
		Square	Owned or
Location	Use	Footage	Leased

Basingstoke, Hampshire,	Office accommodation (Global Headquarters)	65,000	Owned
UK

Wayne, Philadelphia	Office accommodation (US Headquarters)	220,000	Leased
Pennsylvania, USA

Florence, Kentucky, USA	Warehousing and distribution facility	65,000	Leased

Newport, Kentucky, USA	Office accommodation	87,700	Leased

Owings Mills, Maryland,	Manufacturing facility	90,000	Leased
USA

Rockville, Maryland,	Office accommodation	40,000	Leased
USA

Ville Saint-Laurent,	Office accommodation (Shire BioChem Inc.)	23,000	Leased
Quebec, Canada

Cambridge,	Office accommodation (Shire Human Genetic Therapies (formerly TKT)	181,000	Leased
Massachusetts, USA	Headquarters) and laboratories

Cambridge,	Office accommodation and laboratories	48,000	Leased
Massachusetts, USA

Cambridge,	Office accommodation, laboratories and	44,000	Leased
Massachusetts, USA	manufacturing facility

Cambridge,	Office accommodation	16,000	Leased
Massachusetts, USA

Randolph,	Manufacturing facility	48,000	Leased
Massachusetts, USA

Randolph,	Manufacturing facility	40,000	Owned
Massachusetts, USA

Belmont, Massachusetts,	Warehousing facility	16,000	Leased
USA

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world.

At December 31, 2005 all sites, with the exception of those at Newport, Kentucky; Rockville, Maryland; and Randolph, Massachusetts were utilized.

ITEM 3: Legal Proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.

Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 10 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,199 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 4,189 cases. Five of the 10 remaining cases name Shire as a defendant, but have not been served as required by state and federal rules of civil procedure. It is expected that Shire will be dismissed from the remaining cases based upon lack of product identification or agreement of the parties.

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

ADDERALL XR

(i) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc, (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 Amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005 the Court continued the final pre-trial conference to March 10, 2006. A trial date has not yet been set.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr’s ANDA, subject to satisfaction by Barr of the FDA’s requirements. Barr could be in a position to market its ANDA products upon receipt of final FDA approval.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of US Patent No. 6,913,768 (the ‘768 Patent), which issued on July 5, 2005. The Company is seeking an injunction to prevent Barr from infringing the ‘768 Patent, damages in the event that Barr should commercialize its ANDA products, attorneys’ fees and costs. Barr has moved to dismiss this action asserting that there is no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. No decision on this motion has yet been made.

(ii) Impax

In November 2003, Shire was notified that Impax had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents.

As part of the October 19, 2005 lawsuit against Barr, Shire also brought suit in the Southern District of New York against Impax for infringing the ‘768 Patent. Impax filed a declaratory judgment action in Delaware alleging that the ‘768 Patent was invalid and that its ANDA did not infringe the ‘768 Patent.

On January 19, 2006, Shire and Impax announced that all pending litigation in connection with Impax’s ANDA had been settled. As part of the settlement, Impax confirmed that its proposed generic products infringe Shire’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable.

Under the terms of the settlement agreement, Impax will be permitted to market generic versions of ADDERALL XR in the United States no later than January 1, 2010 and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic. No payments to Impax are involved in the settlement agreement. The settlement agreement, which was effective immediately, has been submitted to the United States Federal Trade Commission for its review, as required by law.

(iii) Colony Pharmaceuticals, Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(iv) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. Shire has chosen not to sue Teva with respect to its amended ANDA for the 5mg, 10mg, 15mg, 20mg and 30mg strengths. Shire is currently reviewing the details of Teva’s latest notice letter pertaining to the 25 mg strength.

None of Barr, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. The FDA may grant 180 days of generic market exclusivity to Barr as the “first to file” an ANDA for a generic version of ADDERALL XR.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

CARBATROL

In August 2003 the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003 Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. The parties have been directed by the Court to propose a schedule for expert depositions and claim construction briefing. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. The 30 month stay expired on February 6, 2006. Following expiry of the stay, Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.

GA-GCB

In January 2005, Genzyme Corporation (Genzyme) filed suit against TKT in the District Court of Tel Aviv-Jaffa, Israel, claiming that TKT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Genzyme’s Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent TKT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. The lawsuit was dismissed in January 2006.

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

In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by TKT and Sanofi-Aventis. In December 2004, TKT and Sanofi-Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. An oral hearing was held at the Federal Circuit in December 2005. No decision has been rendered at this time.

If TKT and Sanofi-Aventis are not successful in the DYNEPO litigation at the appellate level, TKT and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. TKT is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. In the event that Sanofi-Aventis launches DYNEPO in the US, Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe to TKT with respect to the sale of DYNEPO until Sanofi-Aventis has recouped the full amount of TKT's share of the litigation expenses. TKT has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

Gene Activation

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the ‘071 Patent’), which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively. TKT was not a party to this interference.

In August 2004, Serono served TKT with an amended complaint in the appeal of the PTO decision that was filed in the US District Court of Massachusetts. The amended complaint alleges that TKT infringes Serono's '071 Patent. In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim at the District Court level.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at December 31, 2005, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of the shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have asserted appraisal rights. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability.

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

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint") against TKT; Dr Selden; Daniel Geffken, TKT's former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, then members of TKT's board of directors; William R. Miller and James E. Thomas, former members of TKT's board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of TKT’s common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during that period. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities

Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

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

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. A hearing on this motion was held in September 2004. The Court denied this motion. TKT filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. TKT filed an opposition to this motion in March 2005, and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, TKT filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. In November 2005, the court granted the plaintiffs’ motion for class certification On September 14, 2005, the plaintiffs filed a Notice of Related Case Pursuant to Local Rule 40.1(G), in which they appeared to seek reassignment of a matter filed on September 1, 2005, entitled Securities and Exchange Commission v. Richard B. Selden, Civil Action No. 05-11805-NMG (D. Mass.) (the SEC Action), to the court considering this matter. On September 15, 2005, the defendants filed a response to the notice, opposing reassignment of the SEC Action. On October 7, 2005, the plaintiffs filed a memorandum in response to the defendants' response. On October 21, 2005, the Court entered an Order which stated that it did not deem the cases related under Local Rule 40.1. The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

ITEM 4: Submission of matters to a vote of security holders

An Extraordinary General Meeting of Shareholders was held on October 28, 2005 to consider approving a scheme of arrangement whereby Shire would be established as the holding company of SPG. Resolutions proposing the adoption of new share schemes and the assumption by Shire of certain existing SPG share schemes were also considered at the meeting.

The resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

Resolution	For: *	Against:	Abstentions: **

1. To approve the arrangement and other	358,078,386	1,260,846	530,008
related matters.
	(99.65%)	(0.35%)

2. To approve the adoption and	350,101,918	8,920,018	847,304
establishment of Part A of the Shire
Pharmaceuticals Group plc Portfolio Share	(97.52%)	(2.48%)
Plan.

3. To approve the adoption and	349,243,229	8,932,732	1,693,279
establishment of Part B of the Shire
Pharmaceutical Group plc Portfolio Share	(97.51%)	(2.49%)
Plan.

4. To approve the adoption by Shire plc of	354,484,368	4,530,849	854,023
the Shire plc Sharesave Scheme and to
approve authorization given to the directors	(98.74%)	(1.26%)
of Shire plc in relation thereto.

5. To approve the adoption by Shire plc of	350,025,711	8,990,780	852,749
Part A of the Shire plc Portfolio Share Plan.
	(97.50%)	(2.50%)

6. To approve the adoption by Shire plc of	350,026,432	8,990,576	852,232
Part B of the Shire plc Portfolio Share Plan.
	(97.50%)	(2.50%)

7. To approve the assumption by Shire plc,	354,601,420	4,419,966	847,854
with effect from the scheme becoming
effective, of the Shire Pharmaceuticals Group	(98.77%)	(1.23%)
plc Employee Stock Purchase Plan (as
amended and renamed).

*	These figures include discretionary votes

**	Abstentions are not counted in the proportion of votes “for” or “against”

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

The Company’s ordinary shares are traded on the London Stock Exchange (LSE). On November 25, 2005, a Scheme of Arrangement, approved by the High Court of Justice in England and Wales, became effective. Under the terms of the Scheme, holders of ordinary shares of SPG received one ordinary share of Shire for each ordinary share of SPG held at 5.30pm (GMT) on November 24, 2005.

Ordinary shares of Shire were admitted to the Official List and to trading on the LSE at 8.00am (GMT) on November 25, 2005. The listing of ordinary shares of SPG was cancelled at the same time.

The following table presents the per share closing mid-market quotation for ordinary shares of Shire (or, as applicable, prior to November 25, 2005, ordinary shares of SPG) as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per	Low £ per
	ordinary share	ordinary share

Year to December 31, 2005
1st Quarter	6.42	5.62
2nd Quarter	6.28	5.39
3rd Quarter	7.08	6.11
4th Quarter	7.53	6.31

Year to December 31, 2004
1st Quarter	5.71	5.11
2nd Quarter	5.38	4.79
3rd Quarter	5.31	4.36
4th Quarter	5.47	5.06

The total number of holders of record of ordinary shares of Shire as at February 21, 2006 was 5,839. Since certain of the ordinary shares are held by broker nominees, the number of holders of record may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (ADSs) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (ADR) issued by Morgan Guaranty Trust Company of New York as depositary, and are quoted on the NASDAQ National Market. As at February 21, 2006, the proportion of ordinary shares represented by ADRs was 30% of the outstanding ordinary shares.

In consequence of the implementation of the Scheme of Arrangement, ADSs representing ordinary shares of SPG were replaced by ADSs representing ordinary shares of Shire on a one-for-one basis. Dealings in ADSs representing ordinary shares of Shire on NASDAQ commenced at 9.30am (EST) on November 25, 2005. ADSs representing ordinary shares of SPG were cancelled at the same time.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated (prior to November 25, 2005, the ADSs represented ordinary shares of SPG).

	High $	Low $
	per ADS	per ADS

Year to December 31, 2005
1st Quarter	36.15	31.28
2nd Quarter	35.08	30.82
3rd Quarter	39.32	32.32
4th Quarter	39.24	33.92

	High $	Low $
	per ADS	per ADS

Year to December 31, 2004
1st Quarter	32.40	28.35
2nd Quarter	29.95	25.60
3rd Quarter	28.91	23.81
4th Quarter	31.95	27.05

The number of holders of record of ADSs in the United States as at February 21, 2006 was 384. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

An interim dividend for the first half of 2005 of 1.8246 cents (1.0475 pence) per ordinary share equivalent to 5.4738 cents per ADS and 6.7629 Canadian cents per exchangeable share was paid in October 2005. The Board has resolved to pay a second interim dividend of 4.419 cents (2.5356 pence) per ordinary share equivalent to 13.257 cents per ADS and 15.2217 Canadian cents per exchangeable share for the six months to December 31, 2005. This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per share / ADS, with the first interim payment in each year being maintained at a consistent level. Any growth will come through increasing the second interim dividend in a financial year. Shire intends to pursue a progressive dividend policy.

As a matter of English law, Shire may pay dividends only out of its distributable profits, which are the accumulated realized profits under generally accepted accounting principles in the United Kingdom (including reserves arising from a reduction of share capital), of Shire plc and not the consolidated Group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made.

On November 28, 2005, the High Court of Justice in England and Wales approved a reduction of Shire’s share capital to take effect on November 29, 2005, when the nominal value of each Shire ordinary share was reduced from £3.50 to £0.05. This reduction increased the distributable reserves available to Shire to approximately $2.95 billion, which the directors of Shire can utilize for future dividend payments at their discretion.

As a result of this capital reduction, as at December 31, 2005, Shire had distributable profits of $2,946 million. Future dividend policy will be dependent upon distributable profits, financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

NASDAQ Corporate Governance Exemption

NASDAQ has granted Shire an exemption from the quorum requirement of its corporate governance standards in Marketplace Rule 4350 as Shire complies with the relevant quorum standards applicable to companies in the UK.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 were derived from the audited consolidated financial statements of the Company, included herein. The selected consolidated financial data presented below as at December 31, 2003, 2002 and 2001 and for the two years to December 31, 2002 were derived from the audited consolidated financial statements of the Company, which are not included herein. Certain amounts reported in previous years have been reclassified to conform to the 2005 presentation.

The selected consolidated financial data should be read in conjunction with “ITEM 7: Management’s discussion and analysis of financial condition and results of operations” and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2005	2004	2003	2002	2001
	$’000	$’000	$’000	$’000	$’000

Statement of Operations:
Total revenues	1,599,316	1,363,207	1,211,570	1,023,250	845,062
Total operating expenses (1)	(1,953,423)	(916,765)	(791,983)	(674,291)	(663,389)

Operating(loss)/ income	(354,107)	446,442	419,587	348,959	181,673
Total other income/(expense), net (2)	33,222	13,452	(13,240)	(2,132)	(37,989)

(Loss)/income from continuing
operations before income taxes, equity
in (losses)/earnings of equity method
investees and discontinued operations	(320,885)	459,894	406,347	346,827	143,684
Income taxes	(92,083)	(129,103)	(107,353)	(88,350)	(67,781)
Equity in (losses)/ earnings of equity
method investees	(1,000)	2,508	(1,057)	1,668	1,985

(Loss)/income from continuing
operations	(413,968)	333,299	297,937	260,145	77,888
Loss from discontinued operations, net
of tax	-	(20,135)	(21,886)	(11,659)	(39,129)
Gain/(loss) on disposition of
discontinued operations, net of tax	3,125	(44,157)	-	2,083	-

Net (loss)/income(3)	(410,843)	269,007	276,051	250,569	38,759

ITEM 6: Selected financial data (continued)

Year to December 31,	2005		2004		2003		2002		2001

Earnings per share – basic
(Loss)/income from continuing
operations	(82.7c	)	67.2c		59.8c		51.9c		15.8c
Loss from discontinued operations	-		(4.1c	)	(4.4c	)	(2.3c	)	(7.9c	)
Gain/(loss) on disposition of
discontinued operations	0.6c		(8.9c	)	-		0.4c		-

	(82.1c	)	54.2c		55.4c		50.0c		7.9c

Earnings per share – diluted
(Loss)/income from continuing
operations	(82.7c	)	65.9c		58.4c		50.8c		15.4c
Loss from discontinued operations	-		(4.0c	)	(4.2c	)	(2.2c	)	(7.7c	)
Gain/(loss) on disposition of
discontinued operations	0.6c		(8.6c	)	-		0.4c		-

	(82.1c	)	53.3c		54.2c		49.0c		7.7c

Weighted average number of
shares:
Basic	500,243,137		496,306,604		498,212,826		500,687,594		492,594,226
Diluted	500,243,137		511,267,432		518,967,395		522,418,246		504,875,587

Cash dividends declared and paid per
ordinary share	5.6746c		1.8246c		-		-		-

December 31,	2005		2004		2003		2002		2001
	$’000		$’000		$’000		$’000		$’000

Balance Sheets:
Total current assets	1,312,222		1,928,949		1,794,118		1,467,096		1,140,555
Total assets	2,798,240		2,714,879		2,585,191		2,208,623		1,910,731
Total current liabilities	965,421		431,951		253,675		214,504		231,616
Total liabilities	1,008,974		464,226		662,065		635,457		647,742
Total shareholders’ equity	1,789,266		2,250,653		1,923,126		1,573,166		1,262,989

(1)	Total operating expenses include an in-process research and development write-off of $673 million resulting from the acquisition of TKT in 2005 and reorganization costs of $9.3 million, $48.5 million and $23.9 million in 2005, 2004 and 2003, respectively. These were in respect of the implementation of the new business model in 2004 and the closure of Lead Optimization together with the exit of certain properties in 2003. Included in 2001 were $29.7 million of asset impairment charges, $83.5 million of merger transaction expenses and $10.2 million of costs in relation to the disposition of certain assets. All of these costs were in relation to the merger with BioChem in 2001.

(2)	Total other income/(expense), net includes interest receivable and payable, the gain or loss on the sale of assets, impairment of long-term investments and transactional foreign exchange. In 2005 it includes $3.9 million on the sale of a portfolio investment and $3.6 million on the sale of the drug formulation business. In 2004 it includes $14.9 million on the sale of a portfolio investment. See note 26 to the consolidated financial statements in this Form 10-K. In 2001 there was a $55.7 million write down of investments related to the BioChem merger.

(3)	As a consequence of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142) with effect from January 1, 2002, the amortization expense included in 2001 in the selected consolidated financial data presented is not on a consistent basis of accounting with subsequent periods. Net income for 2001 would have been $49.5 million if goodwill had not been amortised.

ITEM 7: Management’s discussion and analysis of financial condition and results of operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Specifically, Shire focuses its business on CNS, GI, HGT and GP. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Shire’s focused strategy is to develop and market products for specialist physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets in the US or Europe with strong intellectual property protection.

In accordance with this strategy, the Company completed the acquisition of TKT on July 27, 2005. This acquisition added HGT to the Company’s existing business.

Substantially all of the Company’s revenues, expenditures, operating profits or losses and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within two operating segments: Pharmaceutical Products and Royalties.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties (where Shire has out-licensed products to third parties):

•	83% (2004: 82%) of total revenues are derived from product sales, of which 46% is from ADDERALL XR (2004: 45%). All product sales fall within the Pharmaceutical Products segment;

•	15% of total revenues are derived from royalties (2004: 17%). All royalty income falls within the Royalties segment.

Shire’s strategic objectives are set using a balanced scorecard approach. Objectives are also set at the functional, market and therapeutic area levels and are aligned with the Group–wide strategic objectives. The Company therefore takes a fully integrated approach to strategic management. Key performance indicators (KPIs) are used to measure achievement of the objectives. Strategic objectives are categorised into fields - ‘financial’, ‘products & markets’, ‘people & capabilities’ and ‘operational excellence’. For 2005, Shire’s corporate objectives included: defined levels of revenue and EPS growth; forecasting accuracy to within defined margins; execution of defined therapeutic area and product plans; NDA and EMEA filing targets for new products; maintenance of a stable and effective supply chain; effective leadership, team and individual development across functions, markets and therapeutic areas; effective recruitment and retention policy; implementation of global health and safety practices; implementation of defined IT systems; maintenance of robust internal controls; and effective management of alliances and partnerships.

The markets in which the Company conducts its business are highly competitive and highly regulated. The health care industry is experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•	increased R&D costs as clinical studies are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	low cost generic drugs entering the market on expiration of patent protection; and

•	higher marketing costs due to the use of direct to consumer campaigns and competition for market share.

Shire’s strategy to become the leading specialty pharmaceutical company has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

While the existing portfolio of approved products is heavily weighted towards the North American market, Shire remains committed to diversifying the risk associated with being reliant on one geographic market by continuing to expand its European operations. Shire’s expansion in Europe will be driven by the development of products with patent protection in both the North American and European markets wherever possible.

Acquiring REPLAGAL (which is presently sold only outside the US) and DYNEPO (to which the Company has exclusive marketing rights outside the US) as part of the acquisition of TKT, launching XAGRID in the UK, Germany, France and Spain and launching FOSRENOL in Ireland, Sweden, Denmark and Austria during 2005 are examples of Shire’s execution of this strategy.

In addition, Shire’s late stage development pipeline contains a number of products with global rights, including ELAPRASE, GA-GCB (both acquired as part of the TKT acquisition), MESAVANCE and NRP104. The Company intends to launch these products in both US and Europe, thus furthering the Company’s European expansion.

The Company will continue to pursue opportunities for its products in Europe in 2006 and the first half of 2007, including:

•	continuing the roll out of FOSRENOL;
•	launching ELAPRASE;
•	launching DYNEPO;
•	launching MESAVANCE.

In the US in 2006 and the first half of 2007, the Company plans to:

•	launch DAYTRANA;
•	launch ELAPRASE;
•	launch MESAVANCE;
•	launch NRP104;
•	file SPD503 and SPD465 with the FDA.

This program of new product launches will require significant investment at the outset causing SG&A costs as a proportion of product sales to increase in the short term.

As a result of Shire’s strategic intent to focus on North America and Europe, the Company has sought out-licensing partners to cover the Japanese market for products in development. In 2004, the Company successfully out-licensed the Japanese marketing and development rights for AGRYLIN and FOSRENOL to two companies with an established presence in this market. TKT is also party to an exclusive distribution agreement with Sumitomo Pharmaceutical Co., Ltd. (Sumitomo), for the commercialization of REPLAGAL in Japan, Korea, Taiwan, and China.

R&D

Over the last two years Shire has significantly refocused its R&D efforts on products in its core therapeutic areas, which meet the needs of the specialist physician. The Company has also concentrated its resources on obtaining regulatory approval of its later-stage pipeline products within its core therapeutic areas.

Evidence of the successful execution of this strategy can be seen from the progression of the Company’s development pipeline over the last two years. Since January 2004, five products have received regulatory approval in the US and two in Europe and as at December 31, 2005, the Company had five products in registration.

These actions are aimed at delivering the benefit of increased returns from the development of later-stage product candidates that have a lower risk profile.

Shire’s acquisition of TKT was driven, in part, by the comparatively low risk profile of its product portfolio. The HGT product portfolio is viewed by Shire as relatively low risk as the diseases that the HGT products seek to treat are those caused by known human enzyme deficiencies. Using products with a known mechanism of action should reduce the risk of drug development.

R&D costs in 2006 will be affected by Shire’s planned regulatory filings, Phase 3(b) and Phase 4 studies to support new product launches, the commencement of Phase 3 trials on GA-GCB, the transfer of two HGT projects into clinical development and the $50 million milestone payment to New River paid upon acceptance of the NDA by the FDA.

Patents and Market Exclusivity

The loss or expiration of patent protection or market exclusivity with respect to any of the Company’s major products could have a material adverse effect on future revenues and net income as generic manufacturers may produce similar drugs and generally be able to sell the Company’s drugs at a lower price as their costs of development are significantly lower than Shire’s. As ADDERALL XR is, in revenue terms, Shire’s most significant product, representing 46% of total revenues (2004: 45%), the loss, expiration or circumvention of patent protection on this product in particular will be material to the Company’s revenues and earnings.

Shire is engaged in legal proceedings with a generic manufacturer with respect to its ADDERALL XR patents and the patents for certain other products. These are discussed in more detail in ITEM 3: Legal Proceedings.

The potential impact of the introduction of generic products is illustrated by the approval of several generic versions of AGRYLIN, which, as expected, adversely affected Shire’s sales of this product in 2005.

In consequence of the issues associated with the loss or expiry of patent protection or market exclusivity, Shire seeks to focus its business development activity on the acquisition and in-licensing of products and projects which have the benefit of long-term patent protection and market exclusivity.

Business Development

As part of its strategy of focusing on later-stage and hence lower-risk development projects, the Company embarked on a disposal program of non-core assets. In 2005, the Company divested its US drug formulation business operated by Shire Laboratories, Inc. and out-licensed SPD 754, a pipeline product for the treatment of HIV. In 2004, the Company sold its vaccines business and out-licensed its oncology product TROXATYL while in 2003, the early-stage research unit (Lead Optimization) was closed.

The Company remains active in seeking out opportunities to acquire new products or companies that fit its business model. In January 2005, the Company in-licensed NRP 104 from New River and in July 2005, completed the acquisition of TKT.

Organization and Structure

During 2005, the Company:

•	completed its North American site consolidation, with the centralization of its US operations at the US headquarters in Wayne, Pennsylvania; and
•	undertook a Scheme of Arrangement to establish Shire as the holding company of the Group, in place of SPG.

As a result of the scheme, distributable reserves available to the holding company of the Group increased to $2,946 million at December 31, 2005 (2004: $160 million). The distributable reserves will enable the Group to pursue a long-term dividend policy.

Recent developments

ADDERALL XR patent litigation

Third notice letter from Teva

On January 18, 2006, Shire received a third notice letter from Teva Pharmaceuticals USA, Inc. advising it of an amendment to Teva’s existing ANDA for generic versions of ADDERALL XR. The amendment is directed to an additional strength of 25mg. As previously announced, Teva’s February 2005 notice letter was directed only to 10mg and 30mg dosages and Teva’s June 2005 notice letter was directed only to 5mg, 15mg and 20mg dosages. Shire is currently reviewing the details of Teva’s latest notice letter.

Settlement of Impax litigations

On January 19, 2006, Shire settled its ADDERALL XR patent infringement lawsuits with Impax. The litigations involved Shire US patents, Nos. 6,322,819 (the ‘819 Patent), 6,605,300 (the ‘300 Patent) and 6,913,768 (the ‘768 Patent). As part of the settlement, Impax has confirmed that its proposed generic ADDERALL XR product infringes Shire’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable. Under the terms of the settlement, Impax will be permitted to market generic versions of ADDERALL XR in the US no later than January 1, 2010, and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic. No payments to Impax are involved in the settlement agreement.

NRP104

On January 26, 2006, the FDA accepted New River’s NDA for NRP104 for review. This has triggered a $50 million milestone payment by the Company to New River.

MESAVANCE/SPD476

The Company has submitted applications for marketing approval to a number of European regulatory agencies and also filed a New Drug Submission for SPD476 with Health Canada.

IDB loan repayment

On February 10, 2006, the Company received notice from IDB that it intended to repay in full all of its loan drawings for injectable flu development of $70.6 million, together with accrued and capitalized interest of $8.1 million (see Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual Report). The Company received the $78.7 million outstanding on February 14, 2006.

The amounts outstanding in respect of IDB drawings for pipeline development (principal drawings $29.4 million), are unaffected by this repayment.

Research and development

Shire focuses its development resources on late-stage development projects within its core therapeutic areas of CNS, GI, HGT and GP.

Products in pre-launch at December 31, 2005

FOSRENOL: In November 2005, the Company received FDA approval for 750mg and 1000mg dosage strengths.

DYNEPO was approved in the EU in March 2002 and is indicated for the treatment of anemia in patients with chronic renal failure. Shire expects to commence a staged launch in Europe of the product in the first half of 2007.

Products in registration at December 31, 2005

ELAPRASE: On November 23, 2005, the Company submitted a BLA with the FDA for idursulfase. In January 2006 the filing was accepted for Priority Review by the FDA. The expected Prescription Drug User Fee Act date is May 25, 2006.

ELAPRASE: On December 1, 2005, the Company submitted a MAA to the EMEA for idursulfase for the treatment of Hunter Syndrome. Review of a MAA by the EMEA typically takes 12 months.

NRP104: On December 6, 2005, New River filed a NDA with the FDA for NRP104 for the treatment of ADHD in pediatric populations (ages 6-12).

MESAVANCE: On December 22, 2005, the Company submitted a NDA to the FDA for MESAVANCE for the treatment of ulcerative colitis.

DAYTRANA: On December 23, 2005, the Company received an approvable letter from the FDA for DAYTRANA.

Products in late stage development as at December 31, 2005

MESAVANCE: The Company has submitted applications for marketing approval to a number of European regulatory agencies and also filed a New Drug Submission for SPD476 with Health Canada for MESAVANCE for the treatment of ulcerative colitis.

SPD465 for ADHD (P3): FDA filing is anticipated in 2006.

SPD503 for ADHD (P3): FDA filing is anticipated in 2006.

Products in early stage development as at December 31, 2005

GA-GCB for Gaucher disease (P1/P2): In April 2004, TKT initiated a clinical trial to evaluate the safety and clinical activity of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced during the last quarter of 2005 and based upon these positive results the Company intends to commence a pivotal P3 clinical trial in 2006.

Results of operations for the years to December 31, 2005 and 2004

For the year to December 31, 2005, the Company’s total revenues increased by 17% to $1,599.3 million, compared to $1,363.2 million in 2004. Net loss for the year to December 31, 2005, was $410.8 million compared to net income of $269.0 million in 2004. The Company’s net loss for 2005 was primarily attributable to the in-process R&D write-off of $673.0 million following the acquisition of TKT.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2005	2004	Change
	$M	$M	%

Product sales	1,327.7	1,112.5	+19
Royalties	242.9	230.4	+5
Licensing and development	15.0	13.4	+11
Other revenues	13.7	6.9	n/a

Total	1,599.3	1,363.2	+17

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

			Product	US
Year to December 31,			sales	prescription
	2005	2004	growth	growth
	$M	$M	%	%

CNS
ADDERALL XR	730.8	606.7	+20	+12
ADDERALL	43.1	34.5	+25	n/a
CARBATROL	72.1	54.3	+33	-8

GI
PENTASA	136.1	115.0	+18	+6
COLAZIDE	8.6	8.2	+5	n/a

GP
AGRYLIN and XAGRID
North America (US & Canada)	46.0	119.1	-61	-48
RoW	46.8	33.4	+40	n/a
FOSRENOL	53.5	-	n/a	n/a
CALCICHEW	38.7	38.3	+1	n/a
SOLARAZE	12.5	9.5	+32	n/a
REMINYL/REMINYL XL	13.5	10.8	+25	n/a
LODINE	12.6	7.6	+66	n/a

HGT
REPLAGAL*	41.3	-	n/a	n/a

Other	72.1	75.1	-4	n/a

Total	1,327.7	1,112.5	+19

*  This represents REPLAGAL sales for the five-month period since the acquisition of TKT.

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS Health, December 2005.

During 2005, the Company concluded new ‘fee for service’ agreements with two of its three significant wholesale customers. These agreements, which are commonplace in the pharmaceutical industry, change the way wholesalers are compensated. Under the agreements, the wholesalers receive a distribution fee from pharmaceutical suppliers. These ‘fee for service’ agreements eliminate wholesalers' incentives to acquire and hold excess inventories. The Company believes this will reduce the significant impact of wholesaler stocking and de-stocking on its product sales. Further, the wholesalers will provide data regarding their inventories of the Company's products it has on hand. The Company is negotiating a ‘fee for service’ agreement with its remaining significant wholesale customer. ‘Fees for service’ are treated as a sales deduction, thus affecting revenues rather than cost of sales.

ADDERALL XR

US prescriptions for ADDERALL XR for the year to December 31, 2005, were up 12%. ADDERALL XR, further strengthened its position as the leading brand in the US ADHD market with a 1% increase in market share to an all time high of 26% in December 2005 (December 2004: 25%). In addition, the US ADHD market grew 5% overall compared to the same period in 2004.

Product sales growth was higher than prescription growth for the year due mainly to the impact of price increases in December 2004 and August 2005, partially offset by a decrease in pipeline inventory and higher sales deductions.

FDA approval of the adolescent indication for ADDERALL XR was received on July 22, 2005.

On February 12, 2005, Shire announced that it had suspended sales of ADDERALL XR in Canada at the request of Health Canada. On August 24, 2005, Shire announced that Health Canada would reinstate the marketing authorization of ADDERALL XR in Canada effective August 26, 2005. This reinstatement follows the acceptance by Health Canada of the recommendations from the New Drug Committee, which was appointed by Health Canada at Shire’s request to review the suspension of ADDERALL XR in Canada.

During October 2005, Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. In January 2006, Shire chose to file a supplemental amendment to its original Citizen Petition, which included additional clinical data in support of the original filing. The FDA has six months to respond to Shire’s petition and while this petition is under review it will not grant final approval of generic or follow-on drug products referencing ADDERALL XR.

On February 9, 2006, an FDA Advisory Committee recommended to the FDA that risk information about cardiovascular events be included in a "black box warning" for all stimulant medicines used to treat ADHD. In making its recommendation, the Advisory Committee recognized that the reported incidence rates of the rare serious cardiovascular adverse events that were discussed by the Committee are generally within the rates that would be expected from the untreated general population. ADDERALL XR and ADDERALL already include a "black box warning" in their labels for safety concerns related to amphetamine abuse or misuse and also warn of the risk of sudden death in patients with structural cardiac abnormalities. Shire stands behind the current labeling and believes that further action is unwarranted. It is too early to tell at the time of filing of this Annual Report on Form 10-K what impact the actions of the FDA will have on consumer sentiment in the US ADHD market or on ADDERALL XR’s US market share.

In January 2006, Shire settled its ADDERALL XR patent infringement lawsuits with Impax. The litigations involved Shire US patents, Nos. 6,322,819 (“the ‘819 Patent”), 6,605,300 (“the ‘300 Patent”) and 6,913,768 (“the ‘768 Patent”). As part of the settlement, Impax has confirmed that its proposed generic ADDERALL XR product infringes Shire’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable. Under the terms of the settlement, Impax will be permitted to market generic versions of ADDERALL XR in the US no later than January 1, 2010, and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic.

Shire’s ADDERALL XR patent infringement lawsuits with Barr continue. Shire is seeking a ruling that Barr’s Abbreviated New Drug Application (ANDA) seeking permission to market its generic versions of ADDERALL XR infringes the ‘819, ‘300 and ‘768 Patents. Barr’s 30-month stay under the Hatch-Waxman Act expired on February 18, 2006. Following the expiry of the 30 month stay, the FDA may approve Barr’s ANDA. A final pre-trial conference in the ‘819 and ‘300 patent cases is set for March 10, 2006. No trial date has been set. Shire is continuing its discussions with Barr in connection with these lawsuits and the discussions are progressing. For further information see ITEM 3: Legal Proceedings. If the Company does not prevail in the lawsuits, the Company’s sales of ADDERALL XR will decrease. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the year to December 31, 2005, were down 8% compared to the previous year. This was due primarily to supply constraints, a 4% decrease in Shire’s market share of the total US extended release carbamazepine prescription market to 42% in December 2005 (December 2004: 46%) and a 5% decrease in that market as a whole. The supply constraints have now been resolved.

Product sales for the year to December 31, 2005, were up 33% compared to the previous year. The difference between sales growth and the lower level of prescriptions is due to price increases in August 2004 and October 2005 and to lower sales deductions than in 2004.

Patent litigation proceedings with Nostrum relating to CARBATROL are in progress. For further information see ITEM 3: Legal Proceedings.

PENTASA

US prescriptions for the year to December 31, 2005 were up 6% compared to the previous year. The increase was due to the success of the co-promotional agreement with Solvay Pharmaceuticals Inc., the impact of the 500mg dosage form launched in the third quarter of 2004 and a 2% increase in the total US oral mesalamine prescription market.

Product sales for the year to December 31, 2005 were up 18%, compared to the previous year. The difference between sales growth and prescription growth is due to the impact of the September 2004 price increase and a normalization of pipeline inventories compared to lower levels in 2004.

PENTASA had an 18% share of the total US oral mesalamine prescription market in December 2005 (December 2004: 18%).

AGRYLIN/XAGRID

AGRYLIN/XAGRID sales worldwide for the year to December 31, 2005 were $92.8 million, down 39% compared to the previous year (2004: $152.5 million).

North American sales were $46.0 million, down 61% compared to the previous year (2004: $119.1 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

Rest of the World sales (all sales outside North America) were $46.8 million, up 40%, compared to the previous year (2004: $33.4 million). This was primarily due to the successful launch of XAGRID in the UK, Germany and France in the first quarter of 2005 and Spain in the third quarter of 2005. In accordance with current orphan drug legislation in the EU, XAGRID will have up to 10 years of marketing exclusivity in the EU.

FOSRENOL

FOSRENOL was launched in the US in January 2005. Product sales for the year to December 31, 2005 were $53.5 million, with US prescriptions for the year totaling 137,000.

FOSRENOL had an 8% share of the total US phosphate binding market in December 2005.

On November 28, 2005 the FDA approved new, higher dose formulations of FOSRENOL. New, higher dose strengths of 750 milligrams and 1000 milligrams were shipped to wholesalers in the US in December 2005. Higher dose strengths should help to reduce the number of pills that end-stage renal disease patients need to take to achieve target phosphorus levels.

Product sales in Q4 2005 were $29.0 million compared with $9.7 million in Q3 2005. The variance relates primarily to increased pipeline inventory sales to wholesalers of the new higher dose formulation during December.

FOSRENOL was launched in Austria in December 2005. Shire continues its discussions relating to FOSRENOL with regulatory authorities and reimbursement agencies across Europe and other regions and further launches are expected in European markets over the next few months, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which completed on July 27, 2005. Product sales for the period since acquisition were $41.3 million. The majority of REPLAGAL sales are in Europe. Total sales for the full year, including pre-acquisition sales, were $94.6 million (2004: $77.4 million). The increase in sales (including pre-acquisition sales) is primarily due to greater European coverage by an increased number of sales representatives.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Pounds Sterling, Swedish Krona and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. With the US dollar strengthening against these currencies over the last 12 months, the translation of sales made in these currencies into US dollars has impacted on the reported growth rates. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

		2005 sales
	2005 sales in	growth in	Impact of	2005 sales
	US dollars	local	translation	growth in US
Year to December 31,	$M	currency	to US dollars	dollars

AGRYLIN sales in Canadian dollars	5.3	-49%	+4%	-45%
AGRYLIN/XAGRID sales in Euros	28.3	+41%	-	+41%
AGRYLIN/XAGRID sales in Pounds sterling	18.9	+11%	-1%	+10%
CALCICHEW sales in Pounds sterling	35.0	+1%	-1%	-
REMINYL and REMINYL XL sales in Pounds
sterling	11.8	+27%	-1%	+26%

Notes
Revenue growth analysis does not include sales of:

•	ADDERALL XR in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005; and
•	REPLAGAL sales of $41.3 million in Euros and Swedish Krona. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue increased 5% to $242.9 million for the year to December 31, 2005, (2004: $230.4 million) primarily as a result of strong sales growth.

Year to December 31,	2005	2004	Change
	$M	$M	%

3TC	159.8	155.8	+3
ZEFFIX	30.5	27.4	+11
Others	52.6	47.2	+11

Total	242.9	230.4	+5

3TC

Royalties from sales of 3TC for the year to December 31, 2005, were $159.8 million, an increase of 3% compared to 2004 ($155.8 million). This was due to the continued growth in the nucleoside analog market for HIV and a small positive impact of foreign exchange movements.

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the year to December 31, 2005, were $1,211 million, an increase of 2% compared to prior year (2004: $1,184 million).

ZEFFIX

Royalties from sales of ZEFFIX for the year to December 31, 2005, were $30.5 million, an increase of 11% compared to 2004 ($27.4 million), due to strong growth in the Japanese market and a small positive impact of foreign exchange movements.

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the year to December 31, 2005, were $266 million, an increase of 11% compared to prior year (2004: $240 million).

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen Pharmaceutica N.V. (Janssen), an affiliate of Johnson and Johnson, with the exception of the UK and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

On April 11, 2005, Ortho-McNeil Neurologics Inc. (Janssen's US affiliate company) announced that REMINYL would be marketed in the US under the new product name of RAZADYNE. Subsequently, in the US, REMINYL XL was launched as RAZADYNE ER. Ortho-McNeil Neurologics Inc. worked closely with the FDA on a name change following dispensing errors in the US between REMINYL and the Type 2 diabetes mellitus drug known as AMARYL. Shire is only aware of one similar dispensing error outside the US.

On March 1, 2005, the National Institute for Health and Clinical Excellence (NICE) in England and Wales issued an Appraisal Consultation Document (ACD). This document included a recommendation that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales should no longer be reimbursed by the National Health Service (NHS) when used in the treatment of new patients. The recommendation potentially affected sales of REMINYL and of REMINYL XL in England and Wales. An amended ACD was issued by NICE on January 23, 2006. The new ACD recommends that REMINYL and REMINYL XL, together with other drugs in the same class, be reimbursed by the NHS when used for the treatment of either (i) patients with existing Alzheimer's disease already being treated with one of these drugs; or (ii) newly diagnosed patients once their disease has progressed to a moderate stage. Therefore the current recommendation excludes the reimbursement of treatment for patients presenting with mild symptoms of Alzheimer’s disease for which REMINYL and REMINYL XL are approved. A final appraisal document is expected from NICE in July 2006.

Cost of product sales

For the year to December 31, 2005, the cost of product sales amounted to 16% of product sales (2004: 13%). The decrease in gross margin is primarily due to the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales relates entirely to the acquired inventories, which in accordance with US generally accepted accounting principles (GAAP), have been accounted for at fair value, estimated to be 97% of the expected sales price of REPLAGAL. Accordingly, little or no margin will be reflected for REPLAGAL sales until all acquired finished goods have been sold (anticipated Q3 2006). For the year to December 31, 2005 the cost of product sales for REPLAGAL includes a $41.9 million adjustment in respect of the acquired inventory of which $39.8 million related to sales of acquired finished goods and $2.1 million was a write-off of damaged work-in-process. In 2005, this fair value adjustment increased Shire’s cost of product sales by 3%.

Research and development (R&D)

R&D expenditure increased from $196.3 million in the year to December 31, 2004, to $336.2 million in 2005. Expressed as a percentage of total revenues, R&D expenditure was 21% for the year to December 31, 2005 (2004: 14%). The increase was primarily due to:

•	The initial payment to New River of $50 million for in-licensing NRP104, which has been expensed in accordance with the Company’s accounting policy; and

•	The addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB).

The New River payment and the R&D expenditure on ELAPRASE and GA-GCB represented 5% of R&D expenditure as a percentage of revenues.

Shire’s pipeline is now well advanced with seven projects in late stage development or registration.

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $516.6 million in the year to December 31, 2004, to $705.6 million in the year to December 31, 2005, an increase of 37%. As a percentage of product sales, SG&A expenses were 53% (2004: 46%).

Year to December 31,	2005	2004	Change
	$M	$M	%

Sales costs	181.8	141.5	+28
Marketing costs	252.2	175.9	+43
Other SG&A costs	197.2	140.7	+40

	631.2	458.1	+38
Depreciation and amortization[1]	74.4	58.5	+27

Total SG&A costs	705.6	516.6	+37

1. Excludes depreciation from manufacturing plants of $3.5 million (2004: $2.7 million) which is included in cost of product sales.

SG&A expenses increased from $458.1 million in the year to December 31, 2004, to $631.2 million in 2005, an increase of 38%. As a percentage of product sales, these expenses were 48% (2004: 41%).

This increase was expected, with additional costs attributable to four product launches during 2005, together with incremental costs in 2005 associated with the new FOSRENOL and EQUETRO sales forces, patent litigation and infrastructure, $24.5 million of SG&A costs related to the acquired TKT business and $4.5 million related to the set up of the new listed holding company for the Shire Group.

The depreciation charge for the year to December 31, 2005 was $29.2 million (2004: $19.8 million), which in 2005 included property, plant and equipment write-downs of $6.5 million (2004: $1.6 million). Amortization charges, including the amortization on acquired products, were $45.2 million for the year to December 31, 2005 (2004: $38.7 million).

Intangible asset impairments

The charge for intangible asset impairments for the year to December 31, 2005, was $5.6 million (2004: $13.5 million).

The approval of generic versions of AGRYLIN in April 2005 and the decision not to support and promote certain non-core products going forward resulted in changes to the estimate of the Company’s future cash flows and, as a result, impairments were required in both 2005 and 2004.

Reorganization costs

Year to December 31,	2005	2004
	$M	$M

Employee severance	1.6	20.0
Relocation costs	-	13.8
Write-off of property, plant and equipment	-	1.2
Consultancy costs	0.5	2.9
Duplicate facilities	7.2	5.1
Information technology costs	-	2.1
Other costs	-	3.4

	9.3	48.5

As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded costs of $9.3 million in 2005 and $48.5 million in 2004 primarily associated with:

•	severance costs relating to 137 employees;
•	retention payments to key employees;
•	relocation costs relating to 85 employees who relocated to Wayne, Pennsylvania;
•	costs of duplicate facilities (including lease exit costs); and
•	other incremental costs associated with the site closures, such as legal, consultancy, the write-down of property, plant and equipment and information technology costs.

Following the closure of the Newport site in July 2005, the site consolidation is now complete and no further reorganization costs are expected.

Integration costs

For the year to December 31, 2005, the Company incurred $9.7 million of costs associated with the integration of the TKT business into the Shire Group (2004: $nil). This included retention payments for key staff of $7.0 million, information technology costs of $1.0 million and other costs of $1.7 million.

In-process R&D write-off

During the year to December 31, 2005, as required by Financial Accounting Standards Board Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" (FIN 4), the Company wrote off the portion of the TKT purchase price allocated to in-process research and development of $673.0 million. This amount represents the value of those intangible assets acquired as part of the TKT acquisition, which at the time of acquisition had not been approved by the FDA or other regulatory authorities, including ELAPRASE and GA-GCB. For the determination of the fair value of in-process research and development see Critical Accounting Estimates below.

Interest income

For the year to December 31, 2005, the Company received interest income of $35.3 million (2004: $21.9 million). The increase compared to 2004 is due to higher interest rates on the Company’s US cash deposits which were partially offset by the interest foregone by the Company on the net payments of $1.1 billion made to date in respect of the acquisition of TKT.

Interest expense

For the year to December 31, 2005, the Company incurred interest expense of $12.0 million (2004: $12.3 million).

In 2005, this expense included a $7.7 million provision for interest, which may be awarded by the court in respect of amounts due to former holders of approximately 11.3 million shares of TKT common stock who have submitted written demands for appraisal of these shares (see ITEM 3: Legal Proceedings and Note 27 to the Company’s consolidated financial statements contained in Part IV of this Annual Report). In addition, interest expense includes $1.2 million, relating to the costs of a bridging loan to finance the TKT acquisition and other interest related expenses of $3.1 million.

In 2004, interest expense included the write-off of $7.4 million of deferred debt acquisition costs arising on the issue of convertible loan notes in August 2001. The write-off was required as a significant portion of the convertible loan notes were redeemed. The $7.4 million represented the balance of these fees at the date of redemption in August 2004. In addition, interest expense included a $4.2 million interest charge incurred prior to the redemption and $0.1 million of other interest related expenses.

Other income/(expense), net

Year to December 31,	2005	2004
	$M	$M

Investment income	8.3	18.9
Write-down of non-current asset investments	(2.0)	(15.4)
Gain on sale of drug formulation business	3.6	-
Foreign exchange and other	-	0.3

Total	9.9	3.8

For further details see Note 26 and Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The write-down in investments in 2005 and 2004 resulted from events and circumstances that indicated there was an other-than-temporary impairment of investments and, accordingly, management recorded an impairment based on its assessment of fair value. Further details are disclosed in Note 11 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Investment income for 2005 included a $3.9 million realized gain on the sale of a portfolio investment (2004: $14.8 million).

Income taxes

The Company’s effective tax rate for 2005 was negative 29% (a tax charge of $92.1 million on losses from continuing operations before income taxes and equity method investees of $320.9 million). The significant difference from the prior year effective tax rate of 28% is due to the in-process research and development write-off of $673.0 million, which is not tax deductible.

As at December 31, 2005, the Company had deferred tax assets net of valuation allowances of $116.2 million (2004: $78.1 million). The increase in deferred tax is primarily attributable to the acquisition of TKT that resulted in a net deferred tax asset of $60.4 million being recorded in the opening day balance sheet, although part of the asset was subsequently realized in the post acquisition period. Realization of deferred tax assets is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized. See Note 29 to the Company’s consolidated financial statements contained in Part IV of this Annual Report for expiry dates of these tax losses.

Equity in earnings/(losses) of equity method investees

Net losses of $1.0 million were recorded for the year to December 31, 2005 (2004: net earnings of $2.5 million). This comprised earnings of $5.3 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2004: $4.4 million), offset by the Company’s share of losses in the GeneChem and EGS Healthcare Funds of $6.3 million (2004: $1.9 million).

Discontinued operations

During the year to December 31, 2005 gains on disposition of the discontinued operations totaled $3.1 million. This resulted from the finalization of the working capital agreement with ID Biomedical Inc. (IDB), which was part of the sale of Shire’s vaccines business to IDB in 2004. As a result, a disputed amount, which had previously been provided for, was received and the corresponding provision was released.

Results of operations for the years to December 31, 2004 and 2003

For the year to December 31, 2004, the Company’s total revenues increased by 13% to $1,363.2 million, compared to $1,211.6 million in 2003. Net income for the year to December 31, 2004, was $269.0 million compared to $276.1 million in 2003, a decrease of 3%. The Company’s net income for 2004 has been impacted by both the loss on disposition of the vaccines business and the $48.5 million of reorganization costs recorded in 2004.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2004	2003	Change
	$M	$M	%

Product sales	1,112.5	1,004.3	+11%
Royalties	230.4	203.6	+13%
Licensing and development	13.4	3.7	+262%
Other revenues	6.9	-	n/a

Total	1,363.2	1,211.6	+13%

Following a restructuring of operational management along therapeutic areas in 2005, management has re-evaluated and amended its internal reporting structures and as a result changed its reporting segments.

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

			Product	US
Year to December 31,			sales	prescription
	2004	2003	growth	growth
	$M	$M	%	%

ADDERALL XR	606.7	474.5	+28%	+21%
AGRYLIN/XAGRID	152.5	132.5	+15%	+6%
PENTASA	115.0	99.3	+16%	+2%
CARBATROL	54.3	52.4	+4%	+11%
Others	184.0	245.6	-25%	n/a

Total	1,112.5	1,004.3	+11%

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS, December 2004.

ADDERALL XR

US prescription growth for the year to December 31, 2004, was 21%, due primarily to a 17% increase in the US ADHD market. As at December 2004, ADDERALL XR had a 25% market share of the total US ADHD market (December 2003: 23%), despite increased competition and was the leading brand in the US ADHD market.

The difference between sales growth and prescription growth is due to the impact of price increases in November 2003, June 2004 and December 2004 which have been partially offset by higher sales deductions and allowances (primarily Medicaid rebates and promotional activities).

AGRYLIN / XAGRID

US sales were up 13% in the year to December 31, 2004, primarily due to increased prescription volumes (up 6% compared to 2003) and the effect of price increases in April and November 2003. AGRYLIN had a 28% share of the total US AGRYLIN, hydrea and generic hydroxyurea prescription market in December 2004, compared to 27% in December 2003.

International sales (all sales outside of the US) reported in US dollars were up 20%, due to strong growth in Canadian and European markets and, because these sales revenues are earned in currencies other than US dollars, the benefit of favorable translation effects. Sales outside the US for the year to December 31, 2004, were $46.8 million (2003: $38.9 million).

PENTASA

US prescription volumes increased by 2% in the year to December 31, 2004, in line with the oral mesalamine/olsalazine market growth.

The difference between sales growth and prescription growth was due to price increases in April and November 2003 and September 2004 and a moderate level of wholesaler stocking in 2004, primarily due to the launch of the 500mg formulation.

PENTASA had an 18% share of the total US oral mesalamine/olsalazine prescription market in December 2004, unchanged from December 2003.

CARBATROL

US prescription volumes were up 11% in the year to December 31, 2004, due to the impact of renewed promotional efforts, despite an overall decline in the carbamazepine market of 5%. The difference between the sales growth and prescription growth was due to price increases in 2003 and August 2004 being more than offset by higher sales deductions.

CARBATROL had a 46% share of the total US extended release carbamazepine prescription market in 2004 (2003: 43%).

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Pounds Sterling and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. With the US dollar weakening against these currencies over the 12 months to December 31, 2004, the translation of sales made in these currencies into US dollars has had a beneficial impact on the reported growth rates. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the strong underlying performance of key products in their local currency:

			Favorable
Year to December 31,	2004 sales in	2004 Sales	impact of	2004 Sales
	US dollars	Growth in	translation	Growth in
	$M	local currency	to US dollars	US dollars

ADDERALL XR sales in Canadian dollars(1)	7.8	n/a	n/a	n/a
AGRYLIN sales in Canadian dollars	9.6	+10%	+9%	+19%
AGRYLIN/XAGRID sales in Euros	29.7	+25%	+8%	+33%
AGRYLIN/XAGRID sales in Pounds sterling(2)	4.8	-3%	+12%	+9%
CALCICHEW sales in Pounds sterling	34.9	+18%	+14%	+32%

(1)	ADDERALL XR was launched in Canada in 2004 and hence there is no comparative data for 2003.

(2)	The performance of AGRYLIN/XAGRID in the UK market was impacted by the publication of interim data by the UK Myeloproliferative Disorders (MPD) group concerning the use of the product in combination with aspirin. The Medical Research Council (MRC) decided to discontinue the study in August 2003 and patients on the medication who were involved in the study at this time were transferred to other treatments for MPD. This attrition of patients had a subsequent impact on the underlying sales base for the full year of 2004.

Royalties

Year to December 31,	2004	2003	Change
	$M	$M	%

3TC	155.8	144.6	+8%
ZEFFIX	27.4	24.7	+11%
Others	47.2	34.3	+37%

Total	230.4	203.6	+13%

3TC

The growth in 3TC royalties of 8% in 2004 was primarily due to continued sales growth in all markets. The sales increase includes the positive effect of foreign exchange translation in the year.

For 3TC Shire receives royalties from GSK on worldwide sales. GSK’s worldwide sales of 3TC for the year to December 31, 2004, were $1,184 million, an increase of 8% compared to prior year (2003: $1,099 million).

ZEFFIX

The growth of ZEFFIX royalties of 11% in 2004 was due to continued growth in the UK, the US, China and Japan. Foreign exchange translation also positively impacted performance in the year.

For ZEFFIX Shire receives royalties from GSK on worldwide sales. GSK’s worldwide sales of ZEFFIX, for the year to December 31, 2004, were $240 million, an increase of 12% compared to prior year (2003: $214 million).

Other

Other royalties are primarily in respect of REMINYL, a product marketed worldwide by Janssen, with the exception of the UK and the Republic of Ireland where Shire acquired the exclusive marketing rights from May 2004.

Cost of product sales

For the year to December 31, 2004, cost of product sales represented 13% of product sales (2003: 14%). The decrease can be attributed to the change in product mix, with a greater proportion of sales coming from higher margin products.

Research and Development (R&D) expenses

R&D expenditure increased from $187.7 million in 2003 to $196.3 million in 2004, with savings from the closure of the Canada-based Lead Optimization business in 2003 partially re-invested to fund late stage Phase 3 trials. Expressed as a percentage of total revenues, R&D expenditure was 14% for the year to December 31, 2004 (2003: 15%).

Selling, general and administrative (SG&A) expenses

Year to December 31,	2004	2003	Change
	$M	$M	%

Sales costs	141.5	113.2	+25%
Marketing costs	175.9	127.5	+38%
Other SG&A costs	140.7	114.4	+23%

	458.1	355.1	+29%
	58.5	54.6	+7%

Total	516.6	409.7	+26%

Sales costs increased from 11% of product sales in 2003 to 13% in 2004. The increase in costs was primarily due to the recruitment in Q4 2004 of a sales force of about 85 people exclusively to promote FOSRENOL in the US.

Marketing costs increased from 13% to 16% of product sales between 2003 and 2004 due primarily to the launch of new products including ADDERALL XR Adult (August 2004), FOSRENOL in the US (January 2005) and XAGRID and FOSRENOL in Europe (phased throughout 2005 and 2006).

The increase in the depreciation of tangible fixed assets in 2004 was primarily due to a shortening of the useful economic lives on certain property, plant and equipment as a result of the US site rationalization.

Amortization of intangible assets increased primarily due to the purchase of $49.2 million of intangible assets in 2004, and the reassessment of the useful economic lives of certain intangibles.

Other SG&A costs, fell from 13% of product sales to 12.6% .

Intangible asset impairments

During the year to December 31, 2004, the Company recorded impairments to intangible assets of $13.5 million (2003: $27.5 million).

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

2004 Reorganization Costs

Year to December 31,	2004
$M

Employee severance	20.0
Relocation costs	13.8
Write-off of property, plant and equipment	1.2
Consultancy costs	2.9
Duplicate facilities	5.1
Information technology costs	2.1
Other costs	3.4

48.5

The Company began a consolidation of its North American sites in 2004. The Company recorded costs of $48.5 million in 2004 primarily associated with:

•	severance costs relating to 138 employees;
•	retention payments to key employees;
•	relocation relating to 85 employees who were moved to Wayne, Pennsylvania;
•	costs of duplicate facilities (including lease exit costs); and
•	other incremental costs associated with the site closures, such as legal, consultancy, the write-down of property, plant and equipment and information technology costs.

2003 Reorganization Costs

Year to December 31,	2003
$M

Employee severance	6.4
Write-off of property, plant and equipment	16.7
Other costs	0.8

23.9

During 2003 the Company closed its early research center in Canada and exited certain properties as a result of a strategic review. The Company recorded costs of $23.9 million primarily associated with:

•	severance costs of 134 employees;
•	$16.7 million write-off of property, plant and equipment; and
•	cancellation of contracts directly relating to this business.

Interest income

In the year to December 31, 2004, interest income of $21.9 million was received compared with $16.9 million in 2003. This increase was primarily due to rising interest rates in the US.

Interest expense

Interest expense increased to $12.3 million (2003: $9.5 million). This increase was due to the write-off of costs capitalized at the time the convertible loan notes were issued, offset by a decrease in interest expense in Q4. These costs were being amortized over the life of the notes but were written-off following the redemption of substantially all of the loan notes during the third quarter of 2004. The interest charged on the 2% convertible notes in 2004 was $4.8 million (2003: $8.0 million).

Other income/(expense), net

Year to December 31,	2004	2003
	$M	$M

Investment income	18.9	3.8
Write down of non-current asset investments	(15.4)	(15.5)
Foreign exchange and other	0.3	(8.9)

Total	3.8	(20.6)

The increase in investment income in 2004 resulted from the sale of an investment valued at $11.9 million, realizing a gain of $14.8 million.

The write down in investments in 2004 and 2003 resulted from events and circumstances that indicated there was an other-than-temporary impairment of investments and accordingly management recorded an impairment based on its assessment of fair value.

Income taxes

For the year to December 31, 2004, income taxes increased by 20% to $129.1 million (2003: $107.4 million). The Company’s effective tax rate was 28% for the year to December 31, 2004 (2003: 26%).

As at December 31, 2004, the Company had deferred tax assets net of valuation allowances of $78.1 million (2003: $63.1 million). The increase in deferred tax assets net of valuation allowances is primarily attributable to an increase this year in short-term temporary differences in sales related provisions.

Equity in earnings/(losses) of equity method investees

Earnings of $2.5 million were received for the year to December 31, 2004 (2003: $1.1 million loss). This primarily related to $4.4 million received from the Company’s 50% share of earnings on its antiviral commercialization partnership with GSK in Canada (2003: $3.5 million). This was offset by Shire’s share of losses incurred in other investments. Included in the figure to December 31, 2003, was a loss of $4.6 million representing the Company’s 50% share of the losses of its commercialization partnership with Qualia Computing Inc., which was sold in December 2003.

Discontinued operations

The vaccines business impacted net income with losses of $20.1 million and $21.9 million for the year to December 31, 2004 and 2003, respectively. In addition the Company recorded a loss on the disposition of the vaccines business of $44.2 million in the year to December 31, 2004.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing of and quantum of tax and dividend payments; the timing and quantum of purchases of Shire shares in the market to satisfy option exercises and the continuing cash generated from sales of Shire’s key products.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property and as a result may need cash for funding litigation expenses incurred.

The Company ordinarily finances its activities through cash generated from operating activities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

Multicurrency Revolving Facilities Agreement

In connection with the acquisition of TKT, Shire and certain members of the Shire Group entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a committed multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a committed 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and together with Facility A, the “Facilities”). Shire has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

Facility A may be used for general corporate purposes, including financing the purchase price and other costs with respect to the acquisition of TKT (including refinancing TKT’s existing indebtedness). Facility B may be used only for financing certain milestone payments due under the agreement between Shire, and inter alia, New River Pharmaceuticals Inc. (New River), dated January 31, 2005.

Facility A terminates on June 15, 2008, and Facility B terminates on June 14, 2006. At Shire’s request, the Lenders may agree to successive annual extensions of Facility B, but not beyond the maturity date of Facility A. Alternatively, Shire has the right to draw Facility B or convert existing loans under Facility B into a term loan with the same maturity date as Facility A.

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

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be cancelled, all or part of the loans, together with accrued interest and all other amounts accrued or outstanding may be immediately due and payable and all or part of the loans may become payable on demand. Events of default under the Facilities include: (i) non-payment of any amounts due under the Facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of the group, (vii) certain ERISA breaches which would have a material adverse effect, (viii) change of control of a subsidiary of Shire that is a party to the Facilities Agreement, or (ix) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facility Agreement to perform their obligations or they repudiate the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The Facilities Agreement is governed by English law.

As at December 31, 2005, the Company had not drawn-down on these Facilities.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, outstanding costs related to the acquisition of TKT, capital expenditures, dividends, share repurchases and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the debt facility discussed above and possibly through new borrowings and/or the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds as at December 31, 2005 and 2004:

	2005	2004	Change
December 31,	$’000	$’000%

Cash and cash equivalents	656,456	1,111,477	-41%
Short term investments	6,947	324,411	-98%

Gross cash funds	663,403	1,435,888	-54%
Total debt	(116)	(116)	-

Net cash funds	663,287	1,435,772	-54%

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2005, was $381.1 million, a decrease of $107.6 million compared to the previous year. The reduction in cash generation is primarily due to the operating losses of the acquired TKT business, the $50 million upfront payment to New River and the timing of working capital payments.

Net cash used in investing activities was $836.4 million in the year to December 31, 2005. Decreases in short-term investments of $366.7 million along with proceeds of $60.0 million from the redemption by IDB of its subscription receipts and the receipt from IDB of additional proceeds from the sale of the vaccines business of $32.2 million, offset cash paid on the purchase of TKT (net of cash and cash equivalents acquired) of $1,151.5 million, loans made to IDB of $43.2 million (see Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual Report), capital expenditure on property, plant and equipment of $86.2 million and intangible assets of $20.5 million. Capital expenditure on property, plant and equipment included $23.3 million leasehold building improvements, $16.3 million on computer equipment and $3.1 million on furniture and fittings for the new Shire US headquarters at Wayne, Pennsylvania, $10.6 million on IT projects, $5.4 million on the expansion and refurbishment at the Basingstoke Head Office, $3.2 million of plant equipment and $15.9 million on the expansion and modification at Shire US Manufacturing Inc. in the US. Capital expenditure on intangible assets included the final payment for the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland.

Net cash provided by financing activities was $9.6 million for the year to December 31, 2005. This was primarily due to inflows of $37.1 million from the exercise of employee stock options being offset by the dividend payments of $28.5 million in respect of the six months to December 31, 2004 and the six months to June 30, 2005.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process. As at December 31, 2005, shareholders owning approximately 24.8 million TKT shares had accepted the offer and $916.9 million had been paid to them, $83.9 million was paid in connection with TKT stock options and $170.1 million in connection with convertible notes, outstanding at the date of acquisition. Following the exercise of appraisal rights by former holders of approximately 11.3 million shares of TKT common stock, the remaining $419.9 million, together with any interest that the Court may award, will be paid to them subject to the appraisal process outlined in ITEM 3: Legal Proceedings. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

As a result of the acquisition of TKT, cash balances have been significantly reduced. Interest receivable has increased as increases in US interest rates have more than offset the impact of the reduced cash balances. The average cash balances pre-acquisition and post-acquisition of TKT for 2005 were $1.5 billion and $0.6 billion respectively.

Outstanding Letters of credit

As at December 31, 2005, the Company had irrevocable standby letters of credit with Barclays Bank plc in the amount of $15 million providing security on the recoverability of insurance claims and Bank of America in the amount of $7.9 million, providing security on the payment of lease obligations.

Cash Requirements

Aggregate Contractual Obligations.

As at December 31, 2005, the Company’s contractual obligations were as follows:

	Payments due by period

		Less than			More than
Contractual obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’000	$’000	$’000	$’000	$’000

Long-term debt	116	-	-	-	116
Operating leases (i)	165,599	26,110	51,457	38,016	50,016
Purchase obligations (ii)	81,401	69,733	11,668	-	-
Other long-term liabilities reflected on
the Balance Sheet (iii)	491,244	461,029	30,187	-	28

Total	738,360	556,872	93,312	38,016	50,160

(i)	The Company leases certain properties, motor vehicles and equipment under operating leases expiring through 2025. During the year to December 31, 2005, the Company signed a twenty-year operating lease on a property in the Republic of Ireland and acquired certain operating leases with its acquisition of TKT.

(ii)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Shire expects to fund the following commitments with cash flows from operations:

Clinical testing

As at December 31, 2005, the Company had committed to pay approximately $16.3 million to contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay $13.2 million for these commitments throughout 2006 as ongoing trials are completed and the remainder in 2007.

Contract manufacturing

As at December 31, 2005, the Company had committed to pay approximately $23.1 million in respect of contract manufacturing over the next twelve months.

Interests in companies and partnerships

As at December 31, 2005, the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $25.2 million (2004: $22.0 million) of which $9.9 million is committed in 2006 and a further $2.9 million could be payable in 2006, depending on the timing of capital calls.

Manufacturing facilities

At December 31, 2005, the Company had committed a total of $6.1 million to the expansion and modification of its manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts. Of this total, $3.2 million is to facilitate the production and packaging of additional strategic products and $2.9 million is for the design and construction of a technology center at Owings Mills. All costs are expected to be incurred in 2006.

Basingstoke, UK expansion

The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at December 31, 2005, the Company had an outstanding commitment of $4.5 million, which is expected to be incurred in 2006.

(iii) TKT shareholders asserting appraisal rights

As at December 31, 2005, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see ITEM 3: Legal proceedings. As at December 31, 2005, the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $7.7 million that may be awarded by the Court (see Note 26 to the Company’s consolidated financial statements contained in Part IV of this Annual Report).

Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. The most significant payments are as follows:

DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon FDA approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. An approvable letter was received from the FDA on December 23, 2005. Final regulatory approval is currently expected to be in 2006.

NRP104

In connection with the Company’s collaboration with New River to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones: $50 million upon the FDA’s acceptance of filing of the NDA; up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labeling; $100 million on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. An upfront payment of $50 million was expensed as an R&D cost during the first quarter of 2005. The NDA for NRP104 was filed on December 6, 2005 and accepted for review by the FDA on January 26, 2006, triggering the $50 million milestone payment, which has now been paid.

FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMed Inc. in 2004, the Company has outstanding commitments to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries and $6 million upon receipt of regulatory approval in Japan.

Other R&D commitments

As at December 31, 2005, the Company had commitments of $18.0 million on achievement of specified milestones from products under development in licensed from third parties of which $6.6 million is committed to be paid in 2006.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign currency fluctuations

A number of operating units in the Group have functional currencies other than the US Dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US Dollar, Canadian Dollar, Pound Sterling, Euro and Swedish Krona. The accumulated foreign currency translation differences of $62.2 million are reported within accumulated other comprehensive income in the consolidated balance sheet and $1.4 million expense is reported in other income on the consolidated income statement.

As at December 31, 2005, the Company had five outstanding forward foreign exchange contracts with a total principal amount equivalent to $206 million to manage the currency risk associated with certain inter-company loans.

Concentration of credit risk

The Company’s revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Such clients typically have significant cash resources and as such the risk is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions. Shire operates clearly defined credit evaluation procedures. For the year to December 31, 2005, there were three customers in the US who accounted for 69% of the Company’s total revenues.

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

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, valuation of intangible assets and fixed asset investments, contingent liabilities, the valuation of tax assets and liabilities, the valuation of in-process research and development and inventory acquired with TKT and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(i) Litigation

The Company has a number of lawsuits pending that relate to product liability claims. Shire accounts for litigation losses in accordance with SFAS No. 5 “Accounting for Contingencies” (SFAS No 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Best estimates are reviewed quarterly and estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional expense in a future accounting period. There were no significant changes in estimates in respect of product liability claim provisions in 2005.

(ii) Valuation of intangible assets

(a) General

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As at December 31, 2005, the carrying value of such intangibles was $729.3 million, which primarily related to the Company’s AGRYLIN, XAGRID, CARBATROL, COLAZIDE, DAYTRANA, DYNEPO, FOSRENOL, PENTASA, REMINYL, REPLAGAL, SOLARAZE and VANIQA products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition as acquired in-process R&D, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

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

In the year to December 31, 2005, changes to the estimated future net cash flows from certain products resulted in a $5.6 million impairment of intangible assets (2004: $13.5 million, 2003: $27.5 million). In the year to December 31, 2005, the Company has decreased the useful economic life of a product, which resulted in an addition amortization charge in 2005 of $1.7 million.

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

(b) Intangible assets acquired through the acquisition of TKT

The fair value of all of the identifiable intangible assets acquired through the acquisition of TKT has been determined using an income approach on a project-by-project basis, by independent valuation specialists. This method starts with a forecast of all of the expected future net cash flows either generated or saved as a result of ownership of the intellectual property, the customer relationships and the other intangible assets. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires various assumptions to be made, including:

•	revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year- over-year growth rates over the product life cycles;
•	royalty or licence fees saved by owning the intellectual property associated with the products;
•	cost of sales for the products using historical data, industry data or other sources of market data;
•	sales and marketing expense using historical data, industry data or other sources of market data;
•	general and administrative expenses;
•	research and development expenses; and
•	the estimated life of the products.

The valuations are based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows.

The Company reviews intangible assets for impairment periodically using an undiscounted net cash flow approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable. If the discounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its fair value, based on estimated discounted cash flows. When cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

(iii) In-process R&D write-off

In-process R&D is defined by FIN 4 as being a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product.

As required by FIN 4, the portion of the purchase price allocated to in-process R&D of $673 million, acquired as part of the TKT transaction, was immediately expensed.

In the identification of intangible assets, consideration is given to whether any technology that is identified is developed or in-process. The American Institute of Certified Public Accountants Practice Aid "Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" gives guidance on the factors that should be considered when identifying in-process R&D.

The fair value of in-process R&D acquired with TKT was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:

•	Revenue that is likely to result from specific in-process R&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated market share and year-over-year growth rates over the product life cycles;
•	Cost of sales related to the potential products using historical data, industry data or other sources of market data;
•	Sales and marketing expense using historical data, industry data or other market data;
•	General and administrative expenses; and
•	R&D expenses.

The valuations are based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows.

(iv) Valuation of Equity Investments

The Company has investments in certain public and private pharmaceutical and biotechnology companies. The carrying values of these investments are periodically reviewed for other-than-temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other-than-temporary impairments include:

•	the market value of a quoted investment being below the carrying value of the investment for an extended period;
•	adverse news on a private company’s progress in scientific technology/development of compounds; and
•	recent stock issuances at a price below the investment price.

If the fair value appears to be below the carrying value the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include:

•	the level of progress in the investee’s scientific technology/ development of compounds;
•	ongoing activity in collaborations with the investee;
•	whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value;
•	analysis and valuation of comparable companies; and
•	the overall financial condition of the investee.

In instances when the review indicates that there is an other-than-temporary impairment, the Company writes down the investment to the fair value of the investment, recording an impairment charge in the consolidated statements of operations. The determination of the fair value of private company investments and the determination of whether an unrealized loss on a publicly quoted investment is permanent requires significant judgment and can have a material impact on the reported results. During 2005, Shire recorded impairments on fixed asset investments of $2.0 million (2004: $15.4 million, 2003: $15.5 million).

(v) Sales Deductions

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

Provisions for product returns and sales deductions to customers are recorded as reductions to revenue in the same period as the related sales with estimates based upon:

•	past activity levels;
•	the duration of time in the processing of deductions; and
•	other factors such as the launch of a new drug, the loss of patent protection or new competition.

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

(vi) Income Taxes

Shire operates in numerous countries where its income tax returns are subject to audits and adjustments and because Shire operates globally, the nature of the audit items are often very complex. The Company employs internal and external tax professionals to minimize audit adjustment amounts where possible.

The Company has significant deferred assets due to net operating losses (NOLs) in the United States, UK and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOLs exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOLs a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact the Company’s financial position and results.

The acquisition of TKT brings to Shire significant NOLs, and other tax reliefs, creating additional gross deferred tax assets of $346.1 million. A valuation allowance of $60.3 million has been established against these deferred tax assets, principally in respect of certain US State tax losses, because it is currently considered unlikely that there will be sufficient taxable profits in the relevant US States to utilize these tax losses.

At December 31, 2005, the Company had gross deferred tax assets of $579 million and had recorded a valuation allowance of $235 million against this amount.

At December 31, 2004, the Company had gross deferred tax assets of $268 million and had recorded a valuation allowance of $153 million against this amount.

(vii) Inventory

Inventory acquired through the acquisition of TKT has been fair valued in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” as follows:

•	Finished goods and merchandise at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity;

•	Work in process at estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the acquiring entity based on profit for similar finished goods.

The fair value of inventory is based on information at the date of acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with inventory will occur as projected. For these reasons, among others, the actual costs and proceeds associated with acquired inventory may vary from those forecasted.

Recent accounting pronouncements update

See note 2(y) to the consolidated financial statements contained in the Part IV of this Annual Report for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

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

The Board reviews and agrees policies for managing the risks in the following areas:

Interest rate risk

As at December 31, 2005, the Company has no material debt outstanding. Therefore, the Company’s interest charge on its debt obligations is low and consequently the Company’s interest expense charge has limited exposure to interest rate movements. The Company is exposed to movements in interest rates affecting interest income. This exposure is primarily to US Dollar interest rates. As the Company maintains all of its investments on a short term basis for liquidity purposes this risk is not actively managed.

In the year to December 31, 2005, the average interest rate received on cash and liquid investments was approximately 2.90% per annum. The largest proportion of investments was in US Dollar money market and liquidity funds.

Foreign exchange risk

The Company is exposed to movements in foreign exchange rates against the US Dollar for trading transactions and the translation of net assets, liabilities and earnings of non-US subsidiaries. The main trading currencies of the Company are the US Dollar, the Canadian Dollar, Pounds Sterling, the Euro and Swedish Krona. The consolidated financial statements of foreign entities are translated using the accounting policies described in note 3 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The exposure to foreign exchange risk is managed and monitored by the treasury function. Exposures are generally managed through natural hedging via the currency denomination of cash balances. As at December 31, 2005, the Company had five outstanding forward foreign exchange contracts with a total principal amount of $206 million equivalent to manage the currency risk associated with certain inter-company loans. As at December 31, 2005, there were net unrealized gains of $2.6 million on these contracts.

Market risk of investments

As at December 31, 2005, the Company has $50.2 million of investments comprising equity investment funds, private companies and publicly quoted equities. The public quoted companies are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as at December 31, 2005. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level of assurance for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of the Company's consolidated financial statements contained in Part IV of this Annual Report.

Changes in Internal Control Over Financial Reporting

In 2004, the Company commenced the implementation of a new integrated information system covering financial processes, production, logistics and quality management. Further implementations were made in the fourth quarter of 2005 and more are planned for 2006 and 2007. The implementations have involved changes in the Company’s information systems that included aspects of the Company’s internal control over financial reporting and therefore changes to the Company’s internal control over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as it implemented the new systems. Management believes that the controls as modified are appropriate and functioning effectively.

During the period covered by this Annual Report, the Company concluded the acquisition of TKT. Significant material weaknesses in TKT’s internal control over financial reporting were identified with respect to its sales and marketing subsidiary, TKT Europe A.B. (formerly TKT Europe-5S A.B.), or TKT Europe, as at December 31, 2004, as described in TKT’s Annual Report on Form 10-K for 2004. The Company undertook a review of these material weaknesses following completion of the Company’s acquisition of TKT and has undertaken appropriate remediation activities. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Dr James Cavanaugh	68	Non-executive Chairman
Matthew Emmens	54	Chief Executive Officer
Angus Russell	50	Chief Financial Officer
Dr Barry Price	62	Senior Non-executive Director
Ronald Nordmann	64	Non-executive Director
The Hon. James Grant	68	Non-executive Director
Robin Buchanan	53	Non-executive Director
David Kappler	58	Non-executive Director
Patrick Langlois	60	Non-executive Director

Executive Officers of the Company

Name	Age	Position
Matthew Emmens	54	Chief Executive Officer
Angus Russell	50	Chief Financial Officer
Tatjana May	40	General Counsel and Executive Vice President Global Legal Affairs
Dr Eliseo Salinas	50	Chief Scientific Officer and Executive Vice President of Global R&D
John Lee	55	Executive Vice President Global Supply Chain & Quality
Joseph Rus	60	Executive Vice President and General Manager, International
Greg Flexter	50	Executive Vice President and General Manager, North America
Anita Graham	34	Executive Vice President Global Human Resources
Barbara Deptula	51	Executive Vice President of Business Development
Mike Cola	46	Executive Vice President for Global Therapeutic Area Business Units
Dr David Pendergast	57	Executive Vice President Human Genetic Therapies

For the purposes of the NASDAQ corporate governance rules, the independent directors are Dr James Cavanaugh, Dr Barry Price, Ronald Nordmann, the Hon. James Andrew Grant, Robin Buchanan, David Kappler and Patrick Langlois.

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

In addition to the requirements of the Articles of Association, the non-executive directors are appointed to office pursuant to individual letters of appointment for a term of two years (with the exception of Dr Barry Price and Ronald Nordmann who have one-year terms), subject to invitation to serve further terms at the discretion of the Board. At the expiration of the term, the NEDs are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular NEDs turn to retire by rotation), but may be re-appointed by the Board. Non-executive directors who have served on the Board for nine or more years are appointed to office for a term of one year, subject to annual re-election by shareholders, and by invitation to serve further terms at the discretion of the Board. The current terms of the NEDs are as set out below:

Name	Date of Term Expiration
Dr James Cavanaugh	March 23, 2007
Dr Barry Price	January 24, 2007
Ronald Nordmann	December 22, 2006
The Hon. James Grant	May 10, 2007
Robin Buchanan	July 29, 2007
David Kappler	April 4, 2008
Patrick Langlois	November 10, 2007

Executive officers are appointed pursuant to service agreements, which are not limited in term.

Biographical details of directors and executive officers of the Company

Dr James Cavanaugh has been a member of Shire’s Board since March 24, 1997 and Chairman since May 11, 1999. He is a General Partner of HealthCare Partners, the General Partner of Healthcare Ventures, a venture capital fund devoted to healthcare, non-executive Chairman of Diversa Corporation, and a non-executive director of MedImmune Inc. and Advancis Pharmaceutical Corporation. He is a former President of SmithKline & French Laboratories, SmithKline Beecham Corporation’s clinical laboratory business, and Allergan International, and served as Deputy Assistant to the US President on the White House Staff. Dr. Cavanaugh is also Chairman of Shire’s Nomination Committee.

Matthew Emmens has been Shire’s Chief Executive Officer and a member of the Board since March 12, 2003. He also serves as a non-executive director of Vertex Pharmaceuticals Inc. He began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck, a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He was later promoted to President of Merck KGaA’s global prescription business, based in Germany. Mr. Emmens holds a degree in Business Management from Fairleigh Dickinson University. He is also Chairman of Shire’s Executive and Portfolio Review Committees.

Angus Russell has been Shire’s Chief Financial Officer and a member of the Board since December 13, 1999. He also serves as a non-executive director of the City of London Investment Trust plc. Between 1980 and 1999, Mr. Russell held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca plc, including Vice President-Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr. Russell is a chartered accountant, having qualified with Coopers & Lybrand, and a fellow of the Association of Corporate Treasurers. He is also a member of Shire’s Executive Committee and is Chairman of the Corporate Responsibilities Committee. Dr Barry Price has been a member of Shire’s Board since January 16, 1996 and is the company’s senior non-executive director. He also serves as Chairman of Antisoma plc and Biowisdom Ltd. Dr. Price worked for Glaxo for 28 years, where he held positions of increasing responsibility with the company’s research group. Dr. Price is also Chairman of Shire’s Remuneration Committee and a member of the Audit and Nomination Committees.

Ronald Nordmann has been a member of Shire’s Board since December 23, 1999 and previously served as a non-executive director of Roberts Pharmaceutical Corporation. He is also a director of Neurochem Inc. and Par Pharmaceutical Companies, Inc. Mr. Nordmann is Co-President of Global Health Associates. He has been a financial analyst in healthcare equities since 1971, holding senior positions with Deerfield Management, PaineWebber, Oppenheimer & Co., F Eberstadt & Co., and Warner-Chilcott Laboratories. He holds a bachelor’s degree from Johns Hopkins University and an MBA from Fairleigh Dickinson University. Mr. Nordmann is also a member of Shire’s Audit, Nomination and Remuneration Committees.

The Hon James Grant has been a member of Shire’s Board since May 11, 2001 and previously served as a director of BioChem Pharma Inc. since 1986. He also sits on the boards of two Canadian public corporations and the boards of a number of other private corporations and not-for-profit foundations and councils. He is a partner and Chair Emeritus with the law firm Stikeman Elliott in Montreal. Mr. Grant holds degrees in Arts and Law from McGill University. He is also a member of Shire’s Nomination Committee.

Robin Buchanan has been a member of Shire’s Board since July 30, 2003. He also serves as a non-executive director of Liberty International plc. Mr. Buchanan is Senior Partner of the UK operations and director of the global business consultants Bain & Company Inc., and is a member of that firm’s worldwide management committee. He previously worked for American Express International Banking Corporation in New York, McKinsey & Company, and Deloitte & Touche, where he qualified as a chartered accountant (FCA). Mr. Buchanan holds an MBA with Distinction (Baker Scholar) from Harvard Business School. He is also a member of Shire’s Remuneration Committee.

David Kappler has been a member of Shire’s Board since April 5, 2004. He is currently also serving as non-executive Chairman of Premier Foods plc and as a non-executive director of Intercontinental Hotels Group plc and HMV Group plc. In addition, he was a director of Camelot Group plc from 1996-2002. Mr. Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995. He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of Trebor Group, where he was Financial Director. Mr. Kappler is a fellow of the Chartered Institute of Management Accountants. He is also Chairman of Shire’s Audit Committee.

Patrick Langlois has been a member of Shire’s Board since November 11, 2005. He is also a non-executive director of Coley Pharmaceuticals Group, Inc. and was a non-executive director of Rhodia SA between December 2002 and April 2005. Mr. Langlois previously served as Vice Chairman of the Management Board of Aventis S.A., Strasbourg, having been Group Executive Vice President and Chief Financial Officer for several years. He also spent many years in senior financial roles with the Rhone-Poulenc Group, including three years as a member of the Executive Committee and Chief Financial Officer. Mr. Langlois holds a Ph.D. in Economics and a diploma in banking studies. He is also a member of Shire’s Audit Committee.

Tatjana May has been with Shire since May 2001. She was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc and prior to that she worked at the law firm Slaughter and May.

Dr. Eliseo Salinas has been with Shire since June 2004. Eliseo joined from Wyeth Research where he spent 11 years, most recently as Head of Global Central Nervous Systems (CNS) and Vice President for Regional Clinical Research and Development. Prior to that he was International Project Leader (CNS) with Synthélabo Recherche. Eliseo obtained his Medical Degree from the University of Buenos Aires and performed his residency in Psychiatry and a Master in Pharmacology in Paris.

John Lee has been with Shire since April 2000. He was previously Vice President, Operations at Schwarz Pharma, and also worked at Central Pharmaceuticals, The Vitarine Company (now Eon), and Glenwood Laboratories. He has over 31 years of experience in the pharmaceutical industry.

Joseph Rus has been with Shire since 1999. Following the merger of Shire Pharmaceuticals and BioChem Pharma in May 2001, he was appointed President and CEO of Shire BioChem Inc. He has more than 25 years of experience in the international pharmaceutical industry including European country management.

Greg Flexter has been with Shire since April 2001. He was previously Vice President and head of the neuroscience business unit of Novartis Pharmaceuticals, responsible for US Marketing, Sales and Medical Research. Mr. Flexter has more than 22 years of experience in global and domestic marketing, business development and R&D.

Anita Graham has been with Shire since January 2004. She was previously Vice President of Human Resources at Cytyc Corporation. She has also held senior HR positions at Serono, Inc. and Scudder Kemper Investments, Inc (now part of Deutsche Bank) and has extensive experience in all aspects of HR, both in Europe and the US .

Barbara Deptula has been with Shire since September 2004. She was previously President of the biotechnology division of Sicor Inc. and Senior Vice President for commercial and product development at Coley Pharmaceutical Group. She has also held senior management positions focused on licensing and business development at US Bioscience, Schering-Plough, American Cyanamid, and Genetics Institute.

Mike Cola has been with Shire since July 2005. He was previously President of the life sciences division of Safeguard Scientifics Inc. Mr. Cola also worked for AstraMerck/AstraZeneca and was responsible for developing AstraMerck's product development, medical affairs, business research, licensing and pharmaceutical business units.

Dr. David D. Pendergast has been with Shire since July 2005 and was previously Chief Executive Officer of Transkaryotic Therapies Inc. (TKT) until its acquisition by Shire. He also worked as Vice President of Product Development and Quality at Biogen, Inc, and held senior positions at Fisons Ltd.'s Pharmaceutical Division and The Upjohn Company. He has over 30 years of pharmaceutical and biotechnology experience.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee as at December 31, 2005 were Mr David Kappler, Mr Ronald Nordmann, Dr. Barry Price and Mr Patrick Langlois.

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

ITEM 11: Executive compensation

Directors and executive officers as a group

In respect of the financial year to December 31, 2005, the total compensation paid to the Company’s directors and executive officers as a group for the periods during which they served in any capacity was $8.7 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.0 million. During 2005, members of the group were granted options over ordinary shares of the Company. All such holdings were issued pursuant to the various executive share option plans described in Note 31 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

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

Summary compensation table

Annual compensation				Long-term compensation awards

				Number of
			Other	Securities
			Annual	Underlying
			Compensation	Options	LTIP	All Other
Year	Salary	Bonus	(1)	(2)	Payouts	Compensation

Matthew Emmens(3) – Chief Executive Officer
2005	$1,049,000	$1,208,000	$352,000	392,468	-	-
2004	$999,000	$801,000	$1,028,000	421,036	-	-
2003	$730,000	$385,000	$256,000	1,025,970	-	-
Angus Russell – Chief Financial Officer
2005	$652,000	$415,000	$201,000	258,217	-	-
2004	$627,000	$471,000	$185,000	260,380	$13,100	-
2003	$524,000	$265,000	$159,000	328,691	$74,000	-

(1)	Other annual compensation consists of contributions to the Company’s pension schemes and other benefits.

(2)	Includes total number of securities underlying options granted and long-term incentive plan awards made during the year.

(3)	Appointed March 2003

Option grants in last fiscal year

The following table sets forth information with respect to grants of stock options to each of the named executive officers during the year to December 31, 2005. The Company has not granted any stock appreciation rights or performance share awards to the named executive officers.

					Potential Realizable
	Number of	Percentage of			Value at Assumed Rates
	Securities	Total Options			of Stock Price
	Underlying	Granted to			Appreciation for
	Options	Employees in	Exercise Price	Expiration	Option Term (1)
	Granted	2005	($/share) (3)	Date	5% ($)	10% ($)

Matthew Emmens (2)	295,000	3%	10.51	May 10, 2015	488,857	1,026,562

Angus Russell (2)	195,000	2%	10.51	May 10, 2015	323,143	678,575

(1)	The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company’s stock price. The value indicated is a net amount, as the aggregate exercise price, translated at the average rate of exchange for 2005, has been deducted from the final appreciated value.

(2)	Options granted under the 2000 Executive Scheme are exercisable subject to certain performance criteria. In respect of any option granted prior to August 2002, if Shire’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option becomes exercisable in full. If it increases by at least 14.5% per annum over the same three-year period, 60% of the options granted become exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items (option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s options EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s options EPS growth has fallen short of the minimum annual average percentage increase over the three year period from grant, has been changed. The performance condition will be retested once only, at five years after the grant. Hence the level of options EPS growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

(3)	The exercise price for all grants was £5.59 per share and has been translated at the rate of exchange at the date of grant of $1.88 : £1.00. The vesting date for these options is May 10, 2008.

Aggregated option exercises in last fiscal year and fiscal year end option values

The following table sets forth information with respect to option exercises during the year to December 31, 2005 and the value of unexercised options at such date, in each case with respect to the named executive officers.

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised In-the-
	Acquired on	Value		Options		Money Options
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Emmens	1,928	$10,919	-	1,555,787	-	$7,792,957

Angus Russell	1,882	$6,923	240,109	674,309	$490,644	$3,163,362

The value of unexercised in-the-money options is a net amount, as the aggregate exercise price, translated at the rate of exchange at December 31, 2005, has been deducted from the unexercised value.

Long-term incentive plan (LTIP) awards in last fiscal year

The following table sets forth information with respect to grants of long-term incentive plan awards made to each of the named executive officers during the year to December 31, 2005(1):

		Value of
		award at	Number of
	Date of	grant date	Ordinary	Earliest
	award	$000	shares(2)	Payout date

Matthew Emmens	May 11, 2005	1,025	97,468	May 10, 2009

Angus Russell	May 11, 2005	664	63,217	May 10, 2009

(1)	The Long Term Incentive Plan (the Plan) was adopted at the Company’s 1998 Annual General Meeting and amended in 2000. Under the Plan, the Remuneration Committee has discretion to make awards of shares subject to a maximum of 100% of salary a year.

The performance condition attached to the vesting of the share awards made under the Plan is Shire’s Total Shareholder Return (TSR) relative to the FTSE 100 Index over a three-year period. The Committee considers that this measure is a reliable and appropriate measure of the Company’s performance and that the FTSE 100 is an appropriate benchmark given that the Company is a member of the Index.

Under this Plan:
•	all shares vest if Shire’s TSR is in the top 10% of the FTSE 100;
•	20% of the shares vest if Shire’s TSR is at the median of the FTSE 100, with vesting between these points on a linear basis; and
•	no shares vest if Shire’s TSR is below the median of the FTSE 100.

The Remuneration Committee determines whether and to what extent the performance condition has been met on the basis of data provided by an independent third party. To date, all awards made under the Plan have been made as a “conditional allocation”, thereby allowing, at the Remuneration Committee’s discretion, for a cash equivalent to be paid on maturity of the award. Whilst the performance period is measured over three years, an award is normally transferred after the fourth anniversary of grant, to the extent the performance condition has been met.

(2)	The aggregate value and number of ordinary shares underlying options at December 31, 2005 is as follows:
	Value of	Number of
	Securities	Securities
	Underlying	Underlying
	options	options

Matthew Emmens	$2,515,000	283,687
Angus Russell	$1,734,000	192,057

Employment agreements

The Company’s amended and restated employment contract with Mr Emmens, dated March 12, 2004, is terminable by either party immediately on giving written notice. However, Mr Emmens must give six months notice to the Company if he terminates the agreement without “good reason”. Mr Emmens was entitled to an annual salary of $1,049,000 for the year to December 31, 2005 and is entitled to a performance related “target” bonus of up to 65% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 115% of salary. Mr Emmens’ contract of employment was amended on November 21, 2005 to provide for Shire plc being established as the new parent company for the Group.

The Company entered into a new employment contract with Mr Russell on March 10, 2004, which is terminable by either party on the giving of twelve months’ notice. Mr Russell was paid a salary of $652,000 for the year to December 31, 2005 and is entitled to a performance related “target” bonus of up to 55% of salary. The Remuneration Committee also has the discretion to make further awards under the bonus plan, for exceptional achievement beyond the targets set out at the beginning of the year, with the maximum annual bonus capped at 100% of salary. Mr Russell’s contract of employment was amended on November 21, 2005 to provide for Shire plc being established as the new parent company for the Group.

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

Non-executive directors’ fees

The Company’s non-executive directors receive fees on an annual basis for their services. The Company also reimburses non-executive directors for out-of-pocket travel expenses relating to their service on the Board. During the year to December 31, 2005 each of the Company’s non-executive directors received the following fees:

		Audit	Remuneration	Nomination
	Basic	Committee	Committee	Committee	Other	Total
	fee	fee	fee	fee	fees	2005
Non-Executive Director	$000	$000	$000	$000	$000	$000

Dr James Cavanaugh	364	-	-	-	-	364
Dr Barry Price	82	18	23	9	-	132
The Hon James Grant	73	-	-	9	-	82
Mr Ronald Nordmann	73	18	14	9	-	114
Mr Robin Buchanan	73	-	14	-	-	87
Mr David Kappler	73	36	-	-	-	109
Mr Patrick Langlois(1)	10	2	-	-	-	12

						900

(1) Appointed November 11, 2005.

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares as at February 21, 2006 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s executive officers in 2005, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company’s directors and executive officers is that of the Company.

	Number of
	ordinary shares
	beneficially owned	Percent of
Name	as at	ordinary
	February 21, 2006	shares (1)

Beneficial owner
Franklin Resources, Inc. (including its affiliates) (2)
One Franklin Parkway, San Mateo, CA 94403-1906, US	45,347,361	9.1%

Management
Dr James Cavanaugh	412,849	*
Matthew Emmens (3)	963,948	*
Angus Russell (4)	469,593	*
Dr Barry Price	31,350	*
The Hon James Grant (5)	126,295	*
Ronald Nordmann	46,996	*
David Kappler	5,000	*
Robin Buchanan	7,500	*
Patrick Langlois	-	-
Greg Flexter(6)	215,655	*
Tatjana May (7)	278,938	*
Joseph Rus (8)	126,003	*
Barbara Deptula	-	-
All Directors and Executive Officers of the Company (18 persons) (9)	2,969,248	*
* Less than 1%
(1)	For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as at a given date of any shares, which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding.
(2)	Based solely on information provided to the Company by Franklin Resources, Inc. (including its affiliates) on February 21, 2006.
(3)	Includes 945,010 ordinary shares issuable upon exercise of options.
(4)	Includes 467,711 ordinary shares issuable upon exercise of options.
(5)	Includes 58,026 ordinary shares issuable upon exercise of options.
(6)	Includes 213,727 ordinary shares issuable upon exercise of options.
(7)	Includes 276,332 ordinary shares issuable upon exercise of options.
(8)	All of Mr Rus’s ordinary shares are issuable upon exercise of options.
(9)	Includes 2,370,002 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2005, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted-	available for future
	exercise of	average price	issuance under
	outstanding	of outstanding	equity
Plan category	options	options	compensation plans

Equity compensation plans approved by security
holders	31,732,405	$10.65	13,239,284

Equity compensation plans not approved by
security holders	-	-	-

ITEM 13: Certain relationships and related transactions

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant, a non-executive director, is a partner, totaling $0.5 million for the year to December 31, 2005.

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem. In April 2005, the Company contributed cash of $4.1 million (CAN$5.0 million) to ViroChem in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem and, until May 10, 2003, a non-executive director of Shire, had, at the time of the transaction, an indirect substantial interest in a company, which is a co-investor of ViroChem. The Company has undertaken to invest an additional $4.3 million (CAN$5.0 million) in ViroChem.

In October 2005, the Company sub-leased its office premises in Newport to Xanodyne Pharmaceuticals Inc. Dr James Cavanaugh, the non-executive Chairman of the Company, is the Chairman of Xanodyne Pharmaceuticals Inc. As a result of the transaction the Company will receive $7.8 million (net of inducements) in lease income over the sub-lease period from Xanodyne Pharmaceuticals Inc.

ITEM 14: Principal accountant fees and services

The Audit Committee reviews the scope and results of the audit and non-audit services, including tax advisory and compliance services, provided by the Company’s Independent Registered Public Accountants, Deloitte & Touche LLP, the cost effectiveness and the independence and objectivity of the Registered Public Accountants. In recognition of the importance of maintaining the independence of Deloitte & Touche LLP, a process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Report.

The following table provides an analysis of the amount paid to the Company’s Principal Accountant, Deloitte & Touche LLP, all fees having been pre-approved by the Audit Committee.

Year to December 31,	2005	2004
	$’000	$’000

Audit fees(1)	2,731	3,253
Audit-related fees (2)	2,390	2,148
Tax fees (3)	2,066	4,734
All other fees (4)	708	183

Total fees	7,895	10,318

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits and included the audit of management’s assessment that the Company maintained effective internal control over financial reporting and the audit of the effectiveness of the Company’s internal control over financial reporting.
(2)	Audit related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.
(4)	All other fees relate to assisting the remuneration committee and corporate responsibility.

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

Certain services have been pre-approved by the Audit Committee as part of its pre-approval policy, including:

•	audit services, such as audit work performed in the preparation of financial statements, as well as work that generally only the Independent Registered Public Accountant can reasonably be expected to provide, including comfort letters, statutory audits and consultation regarding financial accounting and/or reporting standards;

•	audit-related services, such as the audit of employee benefit plans, and special procedures required to meet certain regulatory requirements; and

•	tax services, such as tax compliance services and tax advice on employee remuneration strategies.

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. The pre-approval policy is reviewed and updated periodically and was last updated on February 21, 2006. The Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as at December 31, 2005 and 2004

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to the Consolidated Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit
number	Description
3.1	Amended and Restated Memorandum and Articles of Association of Shire Finance Limited.(1)
3.2	Articles of Association of Shire plc. (2)
4.1	Deposit Agreement among Shire plc, JP Morgan Chase Bank (f/k/a Morgan Guaranty Trust Company of New York) and Holders from time to time of Shire ADSs. (2)
4.2	Form of Ordinary Share Certificate. (2)
4.3	Form of ADR certificate (included within Exhibit 4.01). (2)
4.4	Amended and Restated Indenture dated September 23, 2005 by and among Shire Finance Limited, Shire Pharmaceuticals Group plc, Shire plc and The Bank of New York, as Trustee. (1)
4.5	Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.4). (1)
4.6	Registration Rights Agreement dated August 21, 2001, between Shire Finance Limited, Shire plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers.(3)
4.7	Form of Shire Pharmaceuticals Group plc Guarantee. (3)
4.8	Form of Shire plc Guarantee. (1)
4.9	Exchangeable Share Provisions constituting Appendix I to the Articles of Incorporation of Shire Acquisition Inc., as amended. (4)
9	Voting and Exchange Trust Agreement dated as at September 23, 2005 among Shire Acquisition Inc., Shire plc and Natcan Trust Company, as trustee. (4)
9.1	Exchangeable Share Support Agreement dated as at September 23, 2005 among Shire Acquisition Inc., Shire plc and 3829359 Canada Inc. (4)
10.1	BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended. (5)
10.2	BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (5)
10.3	BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors. (5)
10.4	SHL Scheme. (6)
10.5	The Shire Pharmaceuticals Executive Share Option Scheme (as amended and restated on October 22, 2005). (7)
10.6	Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (as amended and restated on October 22, 2005). (8)
10.7	The Shire Pharmaceuticals Sharesave Scheme. (6)

10.8	The Shire plc Employee Stock Purchase Plan (as amended and restated on October 22, 2005 and assumed by the Registrant on October 28, 2005). (7)
10.9	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (9)
10.10	Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc. (f/k/a BioChem Pharma Inc.). (9)
10.11	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004.(10)
10.12	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (2)
10.13	Form of Amended and Restated Service Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004.(10)
10.14	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (2)
10.15	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (2)
10.16	Form of Indemnity Deed for Directors of Shire plc. (2)
10.17	The Shire Pharmaceuticals 2003 Deferred Bonus Plan Rules adopted by the Company on June 12, 2003.(10)
10.18	The Shire Portfolio Share Plan. (11)
10.19	Shire Pharmaceuticals Group plc Long Term Incentive Plan (as amended and restated on October 22, 2005). (12)
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-3 (No. 333-72862) filed on November 25, 2005.
(2)	Incorporated by reference to the exhibits to Shire’s Form 8-K filed on November 25, 2005.
(3)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-3 (No. 333-72862).
(4)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-4 (No. 333-55696) filed on November 25, 2005.
(5)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-60952).
(6)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form F-1 (No. 333-8394).
(7)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-8 (No. 333-9168) filed on November 25, 2005.
(8)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-8 (No. 333-111579) filed on November 25, 2005.
(9)	Incorporated by reference to the exhibits to BioChem’s Form 20-F filed on June 9, 2000.
(10)	Incorporated by reference to the exhibits to Shire’s Form 10-K filed on March 12, 2004.
(11)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-129961)
(12)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-129960)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2005 and 2004	F-4

Consolidated Statements of Operations
for each of the three years in the period to December 31, 2005	F-6

Consolidated Statements of Changes in Shareholders’ Equity
for each of the three years in the period to December 31, 2005	F-8

Consolidated Statements of Comprehensive (Loss)/Income
for each of the three years in the period to December 31, 2005	F-11

Consolidated Statements of Cash Flows
for each of the three years in the period to December 31, 2005	F-12

Notes to the Consolidated Financial Statements	F-15

Schedule:

Schedule II - Valuation and Qualifying Accounts	S-1
for each of the three years in the period to December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc, Basingstoke, England

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the “Company”) as at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at ITEM 15. We also have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Reading, England
March 1, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands of US dollars, except share data)

		December 31,	December 31,
	Notes	2005	2004
		$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		656,456	1,111,477
Restricted cash		30,568	21,627
Short-term investments	10	6,947	324,411
Accounts receivable, net	7	329,924	222,546
Inventories	8	136,057	41,230
Deferred tax asset	29	54,186	70,387
Prepaid expenses and other current assets	9	98,084	137,271

Total current assets		1,312,222	1,928,949
Investments	11	50,162	63,267
Property, plant and equipment, net	12	233,999	131,351
Goodwill	13	367,652	235,396
Other intangible assets, net	14	729,304	309,297
Deferred tax asset	29	61,994	7,724
Other non-current assets	15	42,907	38,895

Total assets		2,798,240	2,714,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loan facility to ID Biomedical, Inc.		-	43,162
Accounts payable and accrued expenses	16	431,819	311,231
Liability to dissenting shareholders	4	427,609	-
Other current liabilities	17	105,993	77,558

Total current liabilities		965,421	431,951
Long-term debt, excluding current installments		116	116
Other non-current liabilities	19	43,437	32,159

Total liabilities		1,008,974	464,226

Commitments and contingencies	21

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands of US dollars, except share data)

		December 31,	December 31,
		2005	2004
	Notes	$’000	$’000

Shareholders’ equity:
Common stock of 5p par value; 18,333,006,420 shares authorized; and
495,733,782 shares issued and outstanding (2004: 800,000,000 shares authorized; and 484,916,034 shares issued and
outstanding)	2	42,728	41,796
Exchangeable shares: 2,187,793 shares issued and outstanding
(2004: 4,226,476)		101,248	195,830
Treasury stock	22	(2,813)	(264)
Additional paid-in capital		1,205,257	1,070,675
Accumulated other comprehensive income		71,472	131,939
Retained earnings		371,374	810,677

Total shareholders’ equity		1,789,266	2,250,653

Total liabilities and shareholders’ equity		2,798,240	2,714,879

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of US dollars, except share and per share data)

Year to December 31,	Notes	2005	2004	2003
		$’000	$’000	$’000

Revenues:
Product sales		1,327,660	1,112,457	1,004,307
Royalties		242,910	230,364	203,573
Licensing and development		15,002	13,479	3,677
Other revenues		13,744	6,907	13

Total revenues		1,599,316	1,363,207	1,211,570

Costs and expenses:
Cost of product sales		213,964	141,909	143,160
Research and development		336,217	196,265	187,677
Selling, general and administrative		705,559	516,645	409,717
Intangible asset impairment	14	5,632	13,477	27,489
Reorganization costs	6	9,335	48,469	23,940
Integration costs	5	9,716	-	-
In-process R&D write-off	4	673,000	-	-

Total operating expenses		1,953,423	916,765	791,983

Operating (loss)/income		(354,107)	446,442	419,587

Interest income		35,300	21,901	16,856
Interest expense	27	(12,023)	(12,294)	(9,451)
Other income/(expense), net	26	9,945	3,845	(20,645)

Total other income/(expense), net		33,222	13,452	(13,240)

(Loss)/income from continuing operations before
income taxes, equity in (losses)/earnings of equity
method investees and discontinued operations		(320,885)	459,894	406,347
Income taxes	29	(92,083)	(129,103)	(107,353)
Equity in (losses)/earnings of equity method investees	30	(1,000)	2,508	(1,057)

(Loss)/income from continuing operations		(413,968)	333,299	297,937
Loss from discontinued operations (net of income tax
expense of $nil, $nil and $nil respectively)	6	-	(20,135)	(21,886)
Gain/(loss) on disposition of discontinued operations
(net of income tax expense of $nil, $nil and $nil
respectively)	6	3,125	(44,157)	-

Net (loss)/income		(410,843)	269,007	276,051

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In thousands of US dollars, except share and per share data)

Year to December 31,	Notes	2005		2004		2003

Earnings per share – basic	24
(Loss)/income from continuing operations		(82.7c	)	67.2c		59.8c
Loss from discontinued operations		-		(4.1c	)	(4.4c	)
Gain/(loss) on disposition of discontinued operations		0.6c		(8.9c	)	-

		(82.1c	)	54.2c		55.4c

Earnings per share – diluted	24
(Loss)/income from continuing operations		(82.7c	)	65.9c		58.4c
Loss from discontinued operations		-		(4.0c	)	(4.2c	)
Gain/(loss) on disposition of discontinued operations		0.6c		(8.6c	)	-

		(82.1c	)	53.3c		54.2c

Weighted average number of shares:
Basic		500,243,137		496,306,604		498,212,826
Diluted		500,243,137		511,267,432		518,967,395

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of US dollars except share data)

							Accumul-
							ated
				Exchange-			other
		Common		able			compreh-		Total
		stock		shares		Additional	ensive		share-
	Common	number	Exchange-	number	Treasury	paid-in	income/	Retained	holders’
	stock	shares	able shares	shares	stock	capital	(losses)	earnings	equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000	$’000

As at December
31, 2002	40,051	484,344	272,523	5,874	-	1,027,499	(41,431)	274,524	1,573,166

Effect of Scheme
of
Arrangement(1)	2,882,142	-	-	-	-	(2,882,142)	-	-	-

Effect of capital
reduction(1)	(2,880,447)	-	-	-	-	2,880,447	-	-	-

Net income	-	-	-	-	-	-	-	276,051	276,051

Foreign currency
translation	-	-	-	-	-	-	114,116	-	114,116

Redemption of
common stock	(654)	(7,593)	-	-	-	(51,738)	-	-	(52,392)

Exchange of
exchangeable
shares	9	104	(1,856)	(34)	-	1,847	-	-	-

Options
exercised	90	1,040	-	-	-	5,105	-	-	5,195

Stock option
compensation
and warrants	-	-	-	-	-	(24)	-	-	(24)

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	692	-	-	692

Unrealized
holding gain on
available-for-sale
investments	-	-	-	-	-	-	6,322	-	6,322

As at December
31, 2003	41,191	477,895	270,667	5,840	-	981,686	79,007	550,575	1,923,126

(1) Net increase to common stock is $1.7 million.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In thousands of US dollars except share data)

							Accumu-
		Common		Exchange-			lated		Total
	Common	stock	Exchange-	able shares		Additional	other		share-
	stock	number	able	number	Treasury	paid-in	compre-	Retained	holders’
		shares	shares	shares	stock	capital	hensive	earnings	equity
							income
	$’000	000’s	$’000	000’s	$’000	$’000	$’000 _	$’000	$’000

As at December
31, 2003	41,191	477,895	270,667	5,840	-	981,686	79,007	550,575	1,923,126

Net income	-	-	-	-	-	-	-	269,007	269,007

Foreign currency
translation	-	-	-	-	-	-	46,801	-	46,801

Exchange of
exchangeable
shares	417	4,839	(74,837)	(1,614)	-	74,420	-	-	-

Options
exercised	181	2,098	-	-	-	13,235	-	-	13,416

Stock option
compensation
and warrants	-	-	-	-	-	216	-	-	216

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	354	-	-	354

New shares
issued	7	84	-	-	-	764			771

Treasury stock
(51,286 shares)	-	-	-	-	(264)	-	-	-	(264)

Unrealized
holding gain on
available-for-sale
securities	-	-	-	-	-	-	27,011	-	27,011

Realized gain on
available-for-sale
securities	-	-	-	-	-	-	(20,880)	-	(20,880)

Dividends	-	-	-	-	-	-	-	(8,905)	(8,905)

As at December
31, 2004	41,796	484,916	195,830	4,226	(264)	1,070,675	131,939	810,677	2,250,653

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In thousands of US dollars except share data)

				Exchange-			Accumu-
		Common		able			lated other
		stock	Exchange-	shares		Additional	compre-		Total share-
	Common	number	able	number	Treasury	paid-in	hensive	Retained	holders’
	stock	shares	shares	shares	stock	capital	income	earnings	equity
	$’000	000’s	$’000	000’s	$’000	$’000	$’000	$’000	$’000

As at December
31, 2004	41,796	484,916	195,830	4,226	(264)	1,070,675	131,939	810,677	2,250,653
Net loss	-	-	-	-	-	-	-	(410,843)	(410,843)

Foreign currency
translation	-	-	-	-	-	-	(55,976)	-	(55,976)

Exchange of
exchangeable
shares	527	6,116	(94,582)	(2,038)	-	94,055	-	-	-

Options
exercised	405	4,702	-	-	-	36,708	-	-	37,113

Stock option
compensation
and warrants	-	-	-	-	-	392	-	-	392

Tax benefit
associated with
exercise of stock
options	-	-	-	-	-	3,427	-	-	3,427

Treasury stock
(242,302 shares)	-	-	-	-	(2,549)	-	-	-	(2,549)

Unrealized
holding loss on
available-for-sale
securities	-	-	-	-	-	-	(1,018)	-	(1,018)
Realized gain on
available-for-sale
securities	-	-	-	-	-	-	(3,473)	-	(3,473)

Dividends	-	-	-	-	-	-	-	(28,460)	(28,460)

As at December
31, 2005	42,728	495,734	101,248	2,188	(2,813)	1,205,257	71,472	371,374	1,789,266

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2005 the Company declared dividends totalling 5.6746 cents per ordinary share, equivalent to 17.02 cents per American Depositary Share, and 21.09 Canadian cents per exchangeable share.

Treasury stock

191,016 shares were purchased during 2005 at a cost to the Company of $2.5 million dollars.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands of US dollars)

Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

Net (loss)/income	(410,843)	269,007	276,051
Other comprehensive income:
Foreign currency translation	(55,976)	46,801	114,116
Unrealized holding (loss)/gain on available-for-sale securities	(1,018)	27,011	6,322
Realized gain on available-for-sale securities	(3,473)	(20,880)	-

Comprehensive (loss)/income	(471,310)	321,939	396,489

The components of accumulated other comprehensive income as at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004
	$’000	$’000

Foreign currency translation	62,246	118,222
Unrealized holding gains on available-for-sale securities	9,226	13,717

Accumulated other comprehensive income	71,472	131,939

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)

			Revised	Revised
Year to December 31,		2005	2004	2003
	Notes	$’000	$’000	$’000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income from continuing operations		(413,968)	333,299	297,937
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization:
Cost of product sales		3,483	2,740	2,550
SG&A		67,977	58,513	35,642
Stock option compensation		392	216	(24)
In-process R&D write-off		673,000	-	-
Write-down of long-term assets		14,064	29,317	59,820
Gain on sale of long-term assets		(3,854)	(15,268)	(169)
Gain on sale of drug formulation business	6	(3,561)	-	-
Movement in deferred taxes		22,295	(14,979)	(22,193)
Equity in losses/(earnings) of equity method investees		1,000	(2,508)	1,057
Other		-	-	1,468
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable		(79,885)	(28,066)	(45,408)
Increase in sales deduction accrual		18,616	50,746	20,357
Decrease in inventory		8,582	2,185	6,261
(Increase)/decrease in prepayments and other current
assets		(40,111)	2,509	(11,765)
Increase in property, plant and equipment held for sale		-	-	12,470
(Increase)/decrease in other assets		(731)	13,520	291
Increase/(decrease) in accounts and notes payable and
other liabilities		122,949	76,793	(890)
(Decrease)/increase in deferred revenue		(13,520)	6,151	19,372
Returns on investments		4,710	4,043	2,289
Cash flows used in discontinued operations		(362)	(30,525)	(24,131)

Net cash provided by operating activities (A)		381,076	488,686	354,934

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands of US dollars)

Year to December 31,		Revised	Revised
	2005	2004	2003
	$’000	$’000	$’000

CASH FLOWS FROM INVESTING ACTIVITIES:
Movement in short-term investments	366,731	(20,282)	11,997
Movements in restricted cash	(768)	24,847	5,531
Purchase of subsidiary undertaking	(1,114,048)	-	-
Expenses of acquisition	(37,491)	-	-
Purchase of long-term investments	(7,700)	(6,124)	(5,643)
Purchase of property, plant and equipment	(86,239)	(57,603)	(44,681)
Purchase of intangible assets	(20,491)	(30,209)	(47,049)
Proceeds from sale of long-term investments	10,135	26,733	1,000
Proceeds from sale of property, plant and equipment	116	3,527	1,262
Proceeds from sale of intangible assets	-	3,701	-
Proceeds from sale of assets held for sale	-	11,289	-
Proceeds from sale of drug formulation business	557	-	-
Returns of investments	3,774	1,450	-
Loans made to ID Biomedical Corporation (IDB)	(43,162)	(56,838)	-
Deferred proceeds from sale of the vaccines business	92,236	34,912	-
Cash flows used in discontinued operations	-	(12,715)	(7,484)

Net cash used in investing activities (B)	(836,350)	(77,312)	(85,067)

CASH FLOWS FROM FINANCING ACTVITIES:
Redemption of 2% convertible loan notes	-	(370,109)	(29,775)
Repayment of long-term debt, capital leases and notes	-	(6,079)	(231)
Proceeds from exercise of options	37,113	13,416	5,195
Proceeds from issue of common stock, net	-	771	-
Tax benefit of stock option compensation, charged directly to reserves	3,427	354	692
Payments for redemption of common stock	-	-	(52,392)
Payments to acquire treasury stock	(2,480)	(264)	-
Payment of dividend	(28,460)	(8,905)	-
Cash flows used in discontinued operations	-	-	(706)

Net cash provided by/(used in) financing activities (C)	9,600	(370,816)	(77,217)

Effect of foreign exchange rate changes on cash and cash equivalents	(9,347)	7,567	25,133
Effect of foreign exchange rate changes on discontinued operations	-	(10)	111

Net effect of foreign exchange rate changes (D)	(9,347)	7,557	25,244

Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(455,021)	48,115	217,894
Cash flows used in discontinued operations	-	-	327
Cash and cash equivalents at beginning of period	1,111,477	1,063,362	845,141

Cash and cash equivalents at end of period	656,456	1,111,477	1,063,362

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands of US dollars)

Supplemental information associated with continuing
operations:		Revised	Revised
Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

Interest paid	4,334	4,849	7,716
Income taxes paid	54,096	123,510	118,527

Non cash activities:
Proceeds from sale of drug formulation business:
Equity in Supernus Pharmaceuticals Inc	3,900	-	-
Proceeds from sale of a business:
4,931,864 shares of IDB	-	60,000	-
Escrow funds	-	30,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US dollars, except where indicated)

1.       Description of operations

Shire plc’s (Shire) and its subsidiaries’, (collectively referred to as the Company or the Group), strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire’s therapeutic focus is on central nervous system (CNS), gastro-intestinal (GI), human genetic therapies (HGT) and general products (GP). The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Consistent with this strategy the Company completed the acquisition of Transkaryotic Therapies Inc. (TKT) on July 27, 2005. This acquisition added HGT to the Group’s existing business, which is complementary to, and consistent with, the Company’s stated strategy of meeting the needs of the specialist physician using small-scale sales forces. TKT was renamed Shire Human Genetic Therapies with effect from January 17, 2006.

2.       Change in reporting entity

On November 25, 2005, Shire plc, a public limited company incorporated in England and Wales, became the holding company of Shire Pharmaceuticals Group plc (SPG) pursuant to a Scheme of Arrangement under Section 425 of the UK Companies Act 1985 that was approved by the High Court of Justice in England and Wales and the shareholders of SPG (the “Scheme of Arrangement”). Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £3.50, of Shire (Shire Ordinary Shares) were exchanged for ordinary shares, each having a nominal value of £0.05 of SPG (SPG Ordinary Shares), on a one-for-one basis. As a result of the Scheme of Arrangement, SPG is now a wholly-owned subsidiary of Shire and has been re-registered as a private company under the name Shire Pharmaceuticals Group Limited. The Shire Ordinary Shares carry substantially the same rights as did the SPG Ordinary Shares. The Scheme of Arrangement did not involve any payment for the new Shire Ordinary Shares.

Shire’s Board of Directors, management and corporate governance arrangements immediately following the Scheme of Arrangement were the same as SPG immediately before the Scheme of Arrangement became effective. The consolidated assets and liabilities of Shire immediately after the Scheme of Arrangement were the same as the consolidated assets and liabilities of SPG immediately prior thereto.

The SPG Ordinary Shares underlying the SPG American Depositary Shares (the SPG ADSs), each representing three SPG Ordinary Shares, participated in the Scheme of Arrangement like all other SPG Ordinary Shares. The Scheme of Arrangement did not involve any payment for the new Shire ADSs, which represent three ordinary shares of Shire.

Shire was incorporated on June 27, 2005. Prior to November 25, 2005 Shire had not commenced trading or made any profits or trading losses.

On November 28, 2005 the High Court of Justice in England and Wales approved a reduction of Shire’s share capital to take effect on November 29, 2005, when the nominal value of each Shire ordinary share was reduced from £3.50 pence to £0.05 pence. This reduction increased the distributable reserves potentially available to Shire to approximately $2.95 billion, which the directors of Shire can utilize for future dividend payments at their discretion.

In accordance with SFAS No. 141 “Accounting for Business Combinations”, the corporate restructuring is accounted for as a reorganization of entities under common control. Accordingly, the historical financial statements prior to the reorganization are labeled as those of Shire, but continue to represent the operations of SPG. For periods prior to the corporate restructuring, the equity of Shire represents the historical equity of SPG, restated to reflect the nominal value of shares received in the Scheme of Arrangement as adjusted by the reduction of capital. The difference in the nominal value of shares before and after the restatement relates to the effect of foreign exchange movements and the offset is recorded in additional paid-in capital.

Earnings per share are unaffected by the reorganization.

All SPG stock options granted to directors and employees under stock option plans that were in existence immediately prior to the Scheme of Arrangement were exchangeable for stock options in Shire on a one-for-one basis with no change in any of the terms or conditions. The number of stock options for which this exchange did not take place was not material.

For presented periods prior to the 2005 corporate restructuring, the equity of Shire represents the historical equity of SPG, restated to reflect the change in nominal value of shares resulting from the corporate restructuring. The increase in the value of common stock at December 31, 2002 of $1.7 million to $41.7 million on restatement is due to differences between the historic exchange rates used to convert SPG’s Sterling denominated nominal share capital into US Dollars, and the exchange rate at the time of the corporate restructuring. The offset is recorded in additional paid-in capital.

3.       Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire plc and all of its subsidiary undertakings after elimination of inter-company accounts and transactions.

(b) Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US generally accepted accounting principles (GAAP) and Securities Exchange Commission (SEC) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, valuation of intangible assets and fixed asset investments, contingent liabilities, the valuation of tax assets and liabilities, the valuation of in-process research and development and inventory acquired with TKT and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c) Revenue recognition

The Company recognizes revenue when:

•	there is persuasive evidence of an agreement or arrangement;
•	delivery of products has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales

Revenue for the sales of products is recognized upon shipment to customers or at the time of delivery depending on the terms of sale. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The Company monitors and tracks the amount of sales deductions based on historical experience to estimate the amount of reduction to revenue.

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

(d) Sales deductions

(i) Rebates

Rebates primarily consist of statutory rebates to state Medicaid agencies and contractual rebates with health-maintenance organizations. These rebates are based on price differentials between a base price and the selling price. As a result, rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Provisions for rebates are recorded as reductions to revenue in the same period as the related sales, with estimates of future utilization derived from historical trends.

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

(v) Wholesaler chargebacks

The Company has contractual agreements whereby it supplies certain products to third parties at predetermined prices. Wholesalers acting as intermediaries in these transactions are reimbursed by the Company if the predetermined prices are less than the prices paid by the wholesaler to the Company. Accruals for wholesaler chargebacks, which are based on historical trends, are recorded as reductions to revenue in the same period as the related sales are recorded.

(e) Cost of product sales

Cost of sales includes both the cost of purchasing finished product for sale, together with the cost of raw materials and manufacturing for those products that are manufactured by the Company. Royalties that are payable on those products that the Company does not own the rights to are also included in cost of sales.

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

(g) Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $62.3 million, $47.6 million, and $40.7 million for the years to December 31, 2005, 2004 and 2003 respectively.

(h) Valuation and impairment of long-lived assets other than goodwill and investments

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

(i) Finance costs of debt

Finance costs of debt are recorded as a deferred asset and amortized to the statement of operations over the term of the debt, using the effective interest rate method. Deferred financing costs relating to debt extinguishments are written off and reflected in interest expense in the consolidated statements of operations.

(j) Foreign currency

Monetary assets and liabilities in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses are recognized in arriving at operating net (loss)/income.

The results of overseas operations, whose functional currency is not US Dollars, are translated at the average monthly rates of exchange during the period and their balance sheets at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years to December 31, 2005, 2004, and 2003, amounted to a $1.4 million loss, $2.5 million loss and $6.7 million loss, respectively.

(k) Income taxes

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

(l) Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is based upon net income/(loss) available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income/(loss) available to ordinary shareholders (adjusted for the impact on interest expense of including convertible debt in ordinary share equivalents on an “if converted” basis) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(m) Employee stock plans

The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and its related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of Shire’s ordinary shares at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is re-measured on the basis of the current market value of Shire’s ordinary shares at the end of each reporting period. The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has included in these financial statements the required pro forma disclosures as if the fair value method of accounting had been applied.

As at December 31, 2005, the Company had seven stock based employee compensation plans, which are described more fully in Note 31.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year to December 31,	2005		2004		2003
	$’000		$’000		$’000

Net (loss)/income, as reported	(410,843)		269,007		276,051
Add:
Stock based employee compensation charge/(credit) included in
reported net income, net of related tax effects	392		216		(24)
Deduct:
Total stock based employee compensation expense determined
under a fair value based method for all awards, net of related tax
effects	(25,982)		(32,966)		(31,956)

Pro forma net (loss)/income	(436,433)		236,257		244,071

Year to December 31,	2005		2004		2003

Earnings per share
As reported – basic	(82.1	c)	54.2	c	55.4	c
As reported – diluted	(82.1	c)	53.3	c	54.2	c
Pro forma – basic	(87.2	c)	47.6	c	49.0	c
Pro forma – diluted	(87.2	c)	46.9	c	48.0	c

The fair value of the share based payment used to compute pro forma net (loss)/income and per share disclosures represents the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year to December 31,	2005		2004		2003

Risk-free interest rate	3.93 – 4.59%		2.46 - 4.19%		1.89 - 3.40%
Expected dividend yield	0.6%		0% ; 0.6%		0%
Weighted average expected life	6.5 years		6.8 years		4.9 years
Weighted average expected volatility	47.7%		48.5%		60.0%

From January 1, 2006 the Company will apply SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. See Note 3 (x) (iii) for details.

(n) Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(o) Short-term investments

Short-term investments consist of commercial paper and institutional and managed cash funds. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments held at December 31, 2005 as available-for-sale. Accordingly, the Company records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income/(expense), net (see Note 26).

Institutional and managed cash funds are short-term money market instruments, including bank and building society term deposits and other debt securities from a variety of companies with strong credit ratings.

(p) Financial instruments - derivatives

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with inter-company loan arrangements. These instruments consist of forward foreign exchange contracts and foreign exchange swaps. The Company does not adopt hedge accounting treatment for these instruments and movements in their fair values are recognized in the statement of operations. The fair values of these instruments are included on the balance sheet in current assets/liabilities.

(q) Inventories

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

(r) Assets held for sale

An asset is classified as held for sale when, amongst other things, the Company has committed to a plan of disposition, the asset is available for immediate sale, and the plan is not expected to change significantly.

(s) Investments

The Company has certain investments in pharmaceutical and biotechnology companies.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet as investments and its share of the investees’ earnings or losses together with other-than-temporary impairments in value as equity in earnings/(losses) of equity method investees in the consolidated statement of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income/(expense), net (see Note 26). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(t) Property, plant and equipment

Property, plant and equipment is shown at cost, less accumulated depreciation and any impairment. The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings	20 to 50 years
Office furniture, fittings and equipment	3 to 10 years
Warehouse, laboratory and manufacturing equipment	3 to 10 years

The cost of land is not depreciated.

Expenditures for maintenance and repairs are charged to operations as incurred. The costs of major renewals and improvements are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts. The profit or loss on such disposition is reflected in operating (loss)/income.

(u) Goodwill and other intangible assets

(i) Goodwill

In a business combination, goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.

Goodwill is not amortized to operations, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following: (i) significant underperformance of a reporting unit relative to expected historical or projected future operating results; (ii) significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and (iii) significant negative industry or economic trends.

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets (including allocated goodwill) to the fair value of those net assets. If the reporting unit's carrying amount is greater than its fair value, then a second step is performed whereby the portion of the fair value that relates to the reporting unit's goodwill is compared to the carrying value of that goodwill. The company recognizes a goodwill impairment charge for the amount the carrying value of goodwill exceeds the fair value. The Company has determined that there are no impairment losses for any of the reporting periods covered by these financial statements.

(ii) Other intangible assets

Other intangible assets, which comprise intellectual property including trademarks for products with a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval), are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 16 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process, is written off to operations on acquisition.

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

(v) Non-monetary transactions

The Company enters into certain non-monetary transactions that involve either the granting of a license over the Company’s patents or the disposal of an asset or group of assets in exchange for a non–monetary asset, usually equity. The Company accounts for these transactions at fair value where the Company is able to determine the fair value within reasonable limits. To the extent that the Company concludes that it is unable to determine the fair value of a transaction, that transaction is accounted for at the recorded amounts of the assets exchanged. Management is required to exercise its judgment in determining whether or not the fair value of the asset received or that given up can be determined.

(w) Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2005 presentation.

(x) New accounting pronouncements

Adopted in the current year

EITF 03-13

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF 03-13). The purpose of the EITF is to clarify when a disposition should be classified as a discontinued operation caused by the contravening wording of paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The EITF reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (a term EITF 03-13 introduces to interpret paragraph 42(a)); and,
•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction (an interpretation of paragraph 42(b)).

EITF 03-13 should be applied to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004. Previously reported operating results within an enterprise’s fiscal year that includes the ratification date may be reclassified to reflect the consensus. The adoption of EITF 03-13 has had no impact on the Company's reporting of discontinued operations as the Company has not disposed of any operations in the period to which this guidance has been relevant.

EITF 05-06

In June 2005 the EITF reached consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" (EITF 05-6). EITF 05-6 requires leasehold improvements acquired in a business combination to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. Additionally, the Issue requires improvements placed in service significantly after and not contemplated at or near the beginning of the lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective immediately. The adoption of EITF 05-6 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS No. 153), which amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(iii) To be adopted in future periods

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

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No.123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from January 1, 2006. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 3(m) above show the impact of the Company adopting the modified-retrospective method in prior periods. On adoption of SFAS No. 123R, the Company will adopt the modified-retrospective method.

SFAS No. 151

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

SFAS No. 154

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

FSP SFAS 115-1 and SFAS No. 124-1

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS No. 115-1 and SFAS 124-1 is effective for the Company in the first quarter of fiscal year 2006. The Company does not expect the adoption of FSP SFAS No. 115-1 and SFAS 124-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

EITF 04-5

In June 2005, the EITF reached a consensus regarding the issue, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (Issue), on how to evaluate whether a partnership should be consolidated by one of its partners. The scope of this Issue is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FASB Interpretation 46(R). The EITF concluded that a general partner or a group of general partners of a limited partnership is presumed to control the limited partnership, unless either the limited partners have the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or the limited partners have substantive participating rights. The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other pre-existing limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company will adopt EITF 04-5 at the beginning of the second quarter of fiscal year 2006 and is currently reviewing the impact this issue will have on its financial statements.

(y) Statutory accounts

The consolidated financial statements as at December 31, 2005 and 2004, and for each of the three years in the period to December 31, 2005, do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with generally accepted accounting principles in the UK for the years to December 31, 2004 and 2003, have been delivered to the Registrar of Companies for England and Wales. The auditors’ report on those accounts was unqualified.

(z) Revisions

During 2005, the Company changed the presentation of its “Statements of Cash Flows” to separately present the cash flows from discontinued operations within the categories operating, investing and financing activities, which in prior periods were reported on a combined basis as a single amount.

4.       Business combinations: TKT acquisition

On July 27, 2005, Shire completed its acquisition of TKT in an all-cash transaction. The acquisition was effected by merging a wholly owned subsidiary of Shire with and into TKT, with TKT continuing as the surviving corporation. As consideration, Shire paid to TKT’s stockholders $37 in cash for each share of TKT common stock outstanding at the time of the acquisition, less any applicable withholding taxes.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process (see below). As at December 31, 2005, shareholders owning approximately 24.8 million TKT shares (being 69% of the 36.2 million TKT shares outstanding at the acquisition date) had accepted the offer and $917.9 million has been paid to them; $83.9 million was paid in connection with TKT stock options; and $170.1 million in connection with convertible notes outstanding at the date of acquisition.

In connection with the acquisition, as at December 31, 2005, the former holders of approximately 11.3 million shares of TKT common stock submitted written demands for appraisal of these shares and elected not to accept the $37 per share merger consideration. To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process. Shire has recognized a liability in respect of the fair value of those TKT shareholders who have asserted appraisal rights based on $37 per share. If the court ascribes a different valuation to $37 this will result in an adjustment to goodwill. In addition, the Company has recorded a provision for interest, based on the $37 per share amount, of $7.7 million for the period to December 31, 2005, which has been charged to the statement of operations.

For accounting purposes, the acquisition of TKT has been accounted for as a purchase business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets acquired and the liabilities assumed from TKT are recorded at the date of acquisition at their respective fair values. Financial statements and reported results of operations of Shire will reflect these values, with the results of TKT included from July 27, 2005, in the statement of operations.

The following is an estimate of the purchase price for TKT:

		$’000

Common stock
Number of shares of TKT common stock – non-dissenting	24,809,126
Price per TKT share ($)	37.00	917,937

Number of shares of TKT common stock – dissenting	11,349,150
Price per TKT share ($)(1)	37.00	419,919

Total number of shares of TKT common stock outstanding as at July 27, 2005	36,158,276	1,337,856

Stock options
Cash cost of settling TKT stock options		83,877

Convertible notes
Nominal value of convertible loan notes as at July 27, 2005 (in $000s)	85,000
Conversion ratio into TKT common stock	18.49
Total shares payable upon conversion	4,597,080
Price per TKT share ($)	37.00

Cost of settling convertible notes		170,092
Direct costs of acquisition		37,491

Total estimated purchase price		1,629,316

The estimated purchase price stated above has been allocated on a preliminary basis according to Shire’s estimate of the fair value of assets acquired and liabilities assumed. The fair values of certain pre-acquisition contingencies, in particular those relating to the Purported Class Action Shareholder Suit (see Note 21(d) for further details) are yet to be determined. Shire currently does not have sufficient information to reliably measure the contingencies.

(1) In addition to the $37 per TKT share, interest of $7.7 million has been accrued. Total liability to dissenting shareholders included in the balance sheet is $427.6 million.

The purchase price was allocated as follows:

		Book value	Adjustments	Fair value
	Notes	$’000	$’000	$’000

ASSETS
Current assets:
Cash and cash equivalents		56,814	-	56,814
Restricted cash		8,173	-	8,173
Short-term investments		46,896	-	46,896
Accounts receivable, net		28,361	-	28,361
Inventories	(a)	12,890	88,879	101,769
Prepaid expenses and other current assets		7,997	-	7,997

Total current assets		161,131	88,879	250,010

Property, plant and equipment, net		57,297	-	57,297
Goodwill		39,038	(39,038)	-
- on TKT acquisition	(c)	-	166,414	166,414
Other intangible assets, net	(d)	20,210	460,790	481,000
In-process research and development	(e)	-	673,000	673,000
Deferred tax asset	(b)	-	96,833	96,833
Other non-current assets		3,281	-	3,281

Total assets		280,957	1,446,878	1,727,835

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	(f)	35,365	437	35,802
Deferred tax liability	(b)	-	36,440	36,440
Other current liabilities		24,471	-	24,471

Total current liabilities		59,836	36,877	96,713

Other long-term liabilities		1,806	-	1,806

Total liabilities		61,642	36,877	98,519

Estimated fair value of identifiable assets
acquired and liabilities assumed		219,315	1, 410,001	1,629,316

The fair values of assets acquired and liabilities assumed will be determined as soon as possible and, in any event, no later than one year from the acquisition date if such fair values can be measured in this time frame. To the extent that estimates need to be adjusted, Shire will do so in future periods in accordance with SFAS No. 141. In the fourth quarter of 2005, the following estimates were adjusted:

Fair value/net
assets
Adjustment
Nature of adjustment	$’000

Change in deferred tax rate	(21,987)
Change in deferred tax asset on TKT losses carried
forward (net of valuation allowances)	40,504
Determination of the fair value of certain contingent
liabilities outstanding at the acquisition date	(18,020)

(a) Inventory

Components of the increase in fair value for acquired inventory are as follows:

	Book	Fair value	Fair
	value	adjustment	value
	$’000	$’000	$’000

Finished goods	3,377	66,814	70,191
Work-in-process	7,027	22,065	29,092
Raw materials	2,486	-	2,486

	12,890	88,879	101,769

Finished goods were fair valued at estimated selling price less the sum of costs of disposal and a reasonable profit allowance for the selling effort of the Company. Work in-process was fair valued on the same basis less costs to complete. All cost of product sales of REPLAGAL, since the acquisition, are at the fair value of the inventory acquired.

(b) Deferred taxes

The estimated tax effects of the acquisition, including TKT trading losses and the effect of the fair value adjustments for inventory and other intangible assets are as follows:

$’000

Deferred tax asset on TKT losses carried forward (net of valuation allowance of
$60.3 million) (1) – long-term	285,757
Deferred tax liability on other intangible assets – long-term	(188,924)

Deferred tax asset, net	96,833
Deferred tax liability on inventory - current	(36,440)

Deferred tax, net	60,393

(1) Any future changes in the valuation allowance will be reflected in the carrying value of goodwill.

As noted above, in the final quarter of 2005, the following estimates relating to deferred tax were adjusted for:

•	The deferred tax rate has been adjusted to reflect the US federal rate and state tax combined 41% rate that should apply to measure the deferred tax liability.
•	The deferred tax asset on TKT losses, which increased as a result of the identification of further tax deductible expenses in prior years.

(c) Goodwill

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the goodwill associated with the TKT acquisition will not be amortized but will be subject to the Company’s impairment review. Goodwill resulting from this acquisition has been allocated to the Pharmaceutical Products segment.

(d) Other intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

	Book	Fair value	Fair
	value	adjustment	value	Asset life
	$’000	$’000	$’000	years

Intellectual property (1)	-	335,000	335,000	14 to 20
Customer relationships(2)	14,909	104,091	119,000	15
Other (survey data)(2)	5,301	21,699	27,000	7

	20,210	460,790	481,000

(1)   Relates to REPLAGAL (excluding US and Japan) and DYNEPO (for the treatment of anemia associated with kidney disease)
(2)   Relates to REPLAGAL (excluding US and Japan)

Acquired identifiable intangible assets have been allocated to the Pharmaceutical Products reporting segment.

Acquired identifiable intangible assets represent the value associated with developed technology to which the Company has all associated rights. These rights can include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which compounds react in the body, an understanding of the mechanisms of action which allow the compound to work and the knowledge related to the associated clinical and marketing studies performed for these compounds) that were acquired as part of the transaction with respect to products and/or processes that have been developed.

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

The forecast of future cash flows requires various assumptions to be made, including:

•	revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;
•	royalty or license fees saved by owning the intellectual property associated with the products;
•	cost of sales for the products using historical data, industry data or other sources of market data;
•	sales and marketing expense using historical data, industry data or other sources of market data;
•	general and administrative expenses;
•	research and development expenses; and
•	the estimated life of the products.

The valuations are based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from the forecast future cash flows.

(e) In-process research and development

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" (FIN 4), the portion of the purchase price allocated to in-process research and development of $673 million was immediately expensed.

A project-by-project valuation using the guidance in SFAS No. 141 and the American Institute of Certified Public Accountants (AICPA) Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" has been performed by independent valuation specialists to determine the fair value of research and development projects of TKT which were in-process, but not yet completed.

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

The forecast of future cash flows required various assumptions to be made including:

•	revenue that is likely to result from specific in-process research and development projects, including estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;
•	cost of sales related to the potential products using historical data, industry data or other sources of market data;
•	sales and marketing expense using historical data, industry data or other market data;
•	general and administrative expenses; and
•	research and development expenses.

In addition the Company considered:

•	the project’s stage of completion;
•	the costs incurred to date;
•	the projected costs to complete;
•	the contribution, if any, of the acquired identifiable intangible assets;
•	the projected launch date of the potential product; and
•	the estimated life of the potential product.

To the extent that the in-process research and development project is expected to utilize the acquired identified intangible assets, the value of the in-process research and development project has been reduced to reflect this utilization. The acquired identified intangible assets include the technical processes, intellectual property, and institutional understanding with respect to products and processes that have been completed and that may aid in the development of future products or processes.

(f) Accounts payable and accrued expenses

Included in “Accounts payable and accrued expenses” are the following fair value adjustments:

(i) Restructuring costs

An estimate of restructuring costs that impact goodwill, pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3). Such costs total $2.0 million and are associated with the involuntary termination of 15 TKT employees all of whom had left the company by December 31, 2005. As at December 31, 2005, $1.5 million had been paid and $0.5 million was outstanding; and

(ii) Deferred revenue

A fair value adjustment of $1.6 million in respect of a deferred revenue stream relating to pre-acquisition activities of TKT.

Pro forma financial information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and TKT as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

Year to December 31,	2005	2004
	$’000	$’000

Revenues	1,652,875	1,441,333
Income before extraordinary items and
cumulative effect of change in accounting
principles	220,034	187,968
Net income	220,034	187,968

Per share amounts:
Net income per common share - basic	44.0c	37.9c
Net income per common share - diluted	43.5c	37.4c

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)	elimination of historical amortization expense recorded by legacy TKT for definite-lived intangible assets;

(ii)	elimination of interest expense recorded by legacy TKT on convertible loan notes;

(iii)	an adjustment to increase interest expense by $6.0 million in the year to December 31, 2005, and $8.1 million in the year to December 31, 2004, to reflect the interest payable to dissenting shareholders;

(iv)	an adjustment to decrease interest income by $15.0 million in the year to December 31, 2005, and $17.4 million in the year to December 31, 2004, to reflect the cash consideration paid to TKT shareholders, option holders and convertible note holders; and

(v)	an adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 7 to 20 years, of approximately $13.7 million in the year to December 31, 2005, and $23.4 million in the year to December 31, 2004.

In addition, the unaudited pro forma financial information above excludes the following material, non-recurring purchase accounting adjustments in the year to December 31, 2005, as follows:

•	an in-process research and development charge of $673 million;
•	a $41.9 million charge relating to the use or sale of purchased inventory that was written up to fair value reported in cost of product sales; and
•	a $17.2 million credit relating to the current deferred tax liability with regard to the purchased inventory charge in cost of product sales above.

5.       Integration costs

In connection with the acquisition of TKT the Company’s management approved and initiated plans to restructure the operations of the enlarged Company to eliminate duplicate facilities and reduce costs.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

Integration costs expensed in the year to December 31, 2005:

	Costs
	recorded in	Paid in
	year to	year to
	December 31,	December 31,	Closing
	2005	2005	liability
	$000	$000	$000

Employee severance and retention
payments for key TKT employees	7,031	(1,097)	5,934
Information technology costs	1,049	(1,049)	-
Other	1,636	(1,436)	200

	9,716	(3,582)	6,134

Current liabilities (Note 17)	8,916	(3,582)	5,293
Other long-term liabilities (Note 19)	800	-	841

	9,716	(3,582)	6,134

6.       Reorganizations

Actions commenced in 2005

Sale of the drug formulation business

On December 22, 2005, Shire sold its drug formulation business to Supernus Pharmaceuticals, Inc. (Supernus), a newly formed specialty pharmaceutical company funded by two venture capital companies.

The sale resulted in:

•	a profit on sale of $3.6 million. Proceeds from the sale included an equity interest (of less than 10%) in Supernus, which has been included in investments in private companies (see Note 11) at its fair value of $3.9 million. The fair value was determined by reference to the cash invested in Supernus by the venture capital companies;

•	the transfer of the lease on the East Gude Drive, Rockville premises to Supernus, with Shire being released from all obligations under the lease by the landlord;

•	an ongoing projects agreement relating to services that Supernus will continue to provide to Shire for a transitional period (ending on or about March 31, 2006), on certain Shire projects until the projects are moved to third party suppliers;

•	the severance of 28 employees. As at December 31, 2005, 16 had left the Company, and the remaining employees are expected to leave by March 31, 2006. Severance payments are being made to the former employees over a 42 week period, as required by local regulations.

The sale has been reflected in the statement of operations as follows:

		Research and
	Other income/	development
	(expense), net	expense
	$’000	$’000

Gain on disposition	3,561	-
Employee severance	-	(1,216)
Other costs	-	(192)

	3,561	(1,408)

All items are recorded in the Pharmaceutical Products segment.

Actions commenced in 2004

North American site consolidation

As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $48.5 million in 2004, and $9.3 million in the year to December 31, 2005. Following the closure of the Newport site in July 2005, the site consolidation is now complete and no further reorganization costs are expected.

The primary costs associated with the site consolidation included:

•	severance costs relating to 137 employees;
•	retention payments to key employees;
•	relocation costs relating to 85 employees who were moved to Wayne, Pennsylvania;
•	costs of duplicate facilities (including lease exit costs); and
•	other incremental costs associated with the site closures, such as legal, consultancy, the write-down of property, plant and equipment and information technology costs.

As at December 31, 2005, all 137 employees had left the Company. The cost of the employee severance was ratably recognized over the period from the communication date to the termination date. In addition, all 85 of those employees who had agreed to relocate have relocated. The cost of relocation was recorded as it was incurred. The following table presents the cost of the reorganization recorded to date and the total costs of the reorganization.

	Total costs	Total costs
	recorded in	recorded in
	year to	year to
	December 31,	December 31,	Total costs of
	2005	2004	reorganization
	$m	$m	$m

Employee severance and relocation costs	1.6	33.8	35.4
Write-off of property, plant and equipment	-	1.2	1.2
Consultancy costs	0.5	2.9	3.4
Duplicate facilities	7.2	5.1	12.3
Information technology costs	-	2.1	2.1
Other costs	-	3.4	3.4

	9.3	48.5	57.8

These charges have been reflected within reorganization costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

As noted above, certain of the costs associated with the reorganization will be paid in subsequent periods. The following provides a reconciliation of the liability as at December 31, 2005:

		Costs
		recorded	Utilization
		in year to	in year to
	Opening	December 31,	December 31,	Closing
	liability	2005	2005	liability
	$m	$m	$m	$m

Employee severance and relocation costs	1.7	1.6	(2.7)	0.6
Consultancy costs	-	0.5	(0.5)	-
Duplicate facilities	2.5	7.2	(2.5)	7.2

	4.2	9.3	(5.7)	7.8

Current liabilities (Note 17)	1.7	7.4	(5.7)	3.4
Other long-term liabilities (Note 19)	2.5	1.9	-	4.4

	4.2	9.3	(5.7)	7.8

The remaining relocation costs are expected to be paid in 2006. The duplicate facilities costs will be paid over the remaining life of the relevant leases, which all expire before October 31, 2012.

The following provides a reconciliation of the liability as at December 31, 2004:

		Costs	Utilization
		recorded	in year to
	Opening	in year to	December 31,	Closing
	liability	December 31,	2004	liability
		2004
	$m	$m	$m	$m

Employee severance and relocation costs	-	33.8	(32.1)	1.7
Write-off of property, plant and equipment	-	1.2	(1.2)	-
Consultancy costs	-	2.9	(2.9)	-
Duplicate facilities	-	5.1	(2.6)	2.5
Information technology costs	-	2.1	(2.1)	-
Other costs	-	3.4	(3.4)	-

	-	48.5	(44.3)	4.2

(iii) Disposition of the vaccines business

On September 9, 2004 the Company completed the disposition of its vaccines business to ID Biomedical Corporation (IDB). The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of completion and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. If, prior to January 10, 2005, IDB were to raise up to $60 million from equity related issuances, then it was required under the terms of the sale agreement to redeem the subscription receipts from Shire for $60 million. Accordingly, following the completion of such a fund raising on January 7, 2005, IDB redeemed the subscription receipts from Shire for $60 million in cash. On the first anniversary of completion, Shire received the $30 million of cash held in escrow.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which could be drawn down over the four years following completion. As at December 31, 2005, IDB had drawn down the entire $100 million loan. It was required that this facility be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility are segregated into two components:

(i) Drawings for injectable flu development of $70.6 million which are repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the first $30 million of the drawing, to be made between 2007 and 2017; and

(ii) Drawings for pipeline development of $29.4 million which are repayable out of income generated by IDB on future pipeline products and have no fixed repayment schedule.

The transaction gave rise to an overall loss on disposition of the vaccines business of $41.1 million, recorded as a loss on disposition at completion in 2004 of $44.2 million and a subsequent provision release of $3.1 million being recognized during the year to December 31, 2005. This net loss on disposition of $41.1 million comprises a gain on disposition of net assets of $28.9 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision was made on the basis that those loan repayments based solely on future sales of flu and pipeline products in development provided no certainty of recovery.

The historical consolidated financial statements reflect the vaccines business as a discontinued operation for all periods presented. The results of the discontinued operation have been removed from all periods on a line-by-line basis from product sales revenue to income from continuing operations. The net loss from the discontinued operation, together with the loss on disposition, are shown as separate line items.

Operating results of the discontinued operations are summarized below.

Year to December 31,	2004	2003
	$’000	$’000

Revenues:
Product sales	3,626	25,531

Total revenues	3,626	25,531

Costs and expenses:
Cost of product sales	8,304	19,954
Research and development	9,222	20,879
Selling, general and administrative	5,614	9,671

Total operating expenses	23,140	50,504

Operating loss	(19,514)	(24,973)
Other (expense)/income, net	(621)	3,087

Loss from discontinued operations	(20,135)	(21,886)
Loss on disposition	(44,157)	-

	(64,292)	(21,886)

At December 31, 2004, the assets and liabilities of the discontinued vaccines operation were $nil.

Actions commenced in 2003

(i) Closure of Lead Optimization

The closure of Lead Optimization resulted in:

•	the severance of 134 employees. As at December 2004, all employees had left the Company;
•	a $6.0 million write-off of tangible fixed assets. These assets, primarily laboratory equipment, were used by Lead Optimization for research and development and had no alternative use; and
•	the cancellation, to the extent possible, of contracts directly relating to Lead Optimization.

The costs associated with these actions have been reflected in reorganization costs in the statement of operations in the year to December 31, 2003 and 2004.

There are no outstanding liabilities related to the closure of Lead Optimization at December 31, 2005.

The following provides a roll-forward of the liability to December 31, 2004:

		Costs recorded	Utilization
		in year to	in year to
	Opening	December 31,	December 31,	Closing
	liability	2004	2004	liability
	$’000	$’000	$’000	$’000

Employee severance	3,452	118	(3,570)	-
Other costs	325	9	(98)	236

	3,777	127	(3,668)	236

The following provides a roll-forward of the liability as at December 31, 2003:

		Costs
		recorded	Utilization
		in year to	in year to
	Opening	December 31,	December 31,	Closing
	liability	2003	2003	liability
	$’000	$’000	$’000	$’000

Employee severance	-	6,425	(2,973)	3,452
Write-down of tangible fixed assets	-	6,026	(6,026)	-
Other costs	-	800	(475)	325

	-	13,251	(9,474)	3,777

(ii) Disposition of North American facilities

Subsequent to the closure of Lead Optimization and the decision to dispose of the vaccines business, the Company began an assessment of its property needs in Canada and the US. As a result of this initial process the Company decided to dispose of its building in Laval, Canada and to relocate the employees. The Company also decided to sell its building in Buffalo Grove, US. As at December 31, 2003, the Company had obtained valuations of the properties and entered into sale negotiations with third parties on the Laval property and was actively seeking buyers for its Buffalo Grove facility. Based on these negotiations, the valuations obtained, the limitations on use of the building in its current state and the overall real estate market, the Company recorded an impairment charge of $10.7 million in the year ended December 31, 2003, which is included in reorganization costs in the consolidated statement of operations. The Company reclassified to prepaid expenses and other current assets the assets held for sale. The properties were disposed of in 2004.

7.       Accounts receivable, net

Trade receivables at December 31, 2005, of $329.9 million (December 31, 2004: $222.5 million), are stated net of a provision for doubtful accounts and sales discounts of $9.7 million (December 31, 2004: $4.3 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:

	2005	2004	2003
	$’000	$’000	$’000

As at January 1,	4,264	7,853	4,585
Charged to operations	51,060	38,218	42,841
Released to income	-	(3,395)	-
Utilization	(45,577)	(38,412)	(39,573)

As at December 31,	9,747	4,264	7,853

Revenues are mainly derived in the US (69% of total revenues) from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Significant customers are disclosed in Note 25. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

8. Inventories

	December 31,	December 31,
	2005	2004
	$’000	$’000

Finished goods	63,315	22,349
Work-in-process	53,963	11,831
Raw materials	18,779	7,050

	136,057	41,230

The increase in inventory is due to the acquisition of TKT (see Note 4).

9. Prepaid expenses and other current assets

	December 31,	December 31,
	2005	2004
	$’000	$’000

Prepaid expenses	30,245	31,401
Income tax receivable	40,802	-
Value added taxes receivable	10,185	2,124
Supplemental Executive Retirement Plan (SERP) investment (see Note 28)	1,276	1,784
Subscription receipts (see Note 6)	-	60,000
Cash held in escrow (see Note 6)	-	30,000
Other current assets	15,576	11,962

	98,084	137,271

10. Short-term investments

	December 31,	December 31,
	2005	2004
	$’000	$’000

Institutional and managed cash funds	6,947	174,752
Commercial paper	-	149,659

	6,947	324,411

In July 2005, the Company liquidated all short-term investments to provide funds for the acquisition of TKT. The investments balance at December 31, 2005, was inherited through that acquisition.

11. Investments

	December	December
	31,	31,
	2005	2004
	$’000	$’000

Investments in private companies	9,008	2,451
Available-for-sale securities	18,131	29,970
Equity method investments	23,023	30,846

	50,162	63,267

The Company recorded impairments of $2.0 million on its investments during the year to December 31, 2005 (2004: $15.4 million; 2003 $15.5 million). See Note 26. All impairments in the three years presented were recorded in the Pharmaceutical Products segment.

(i) Investments in private companies

Additions to investments in private companies included a $3.9 million investment in Supernus (less than 10% of total equity), as part consideration for the sale of the drug formulation business. The fair value of the investment was determined by reference to cash invested in Supernus by the other investors.

During the year to December 31, 2005 the Company recorded impairments of $1.6 million against its investments in private companies based on a decline in the estimates of their fair value that the Company believes are other-than-temporary.

During the year to December 31, 2004 the Company recorded impairments of $9.8 million against these investments based on changes in the estimates of their fair value. This amount includes $4.2 million to reduce the value of an investment in a private company that gained a listing on March 24, 2004; the initial listing price was below the anticipated flotation price used to value the investment at December 31, 2003 and the Company believed the decline in value was other-than-temporary. After the date of the listing the investment was reclassified to available-for-sale securities and so any changes since the initial listing date have been recorded in other comprehensive income.

The changes in fair market value, which resulted in the write-downs referred to above were based on the Company’s estimates of fair value. These estimates were derived from financial and other publicly available information such as press releases and recent capital raising activities.

(ii) Available-for-sale securities

Gain on sale

During the year to December 31, 2005 the Company sold an investment in an available-for-sale security, valued at $6.0 million, realizing a gain on the sale of $3.9 million. See Note 26.

During the year to December 31, 2004 the Company sold an investment in an available-for-sale security, valued at $11.9 million, realizing a gain on the sale of $14.8 million (2003: $nil). See Note 26.

Other-than-temporary impairment

The Company recorded other-than-temporary impairments of $0.4 million, $1.6 million and $nil million against its available-for-sale securities in the years to December 31, 2005, 2004 and 2003 respectively.

At December 31, 2005, the Company had no available-for-sale investments in a significant unrealized loss position for which other-than-temporary impairments have not been recognized.

(iii) Equity method investments

	December	December
	31,	31,
	2005	2004
	$’000	$’000

GSK	5,954	6,179
GeneChem Funds	12,659	18,343
Other	4,410	6,324

	23,023	30,846

(a) GSK

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada), using the equity method of accounting. The Company’s 50% share of the partnership is included within “Equity in (losses)/earnings of equity method investees”.

(b) GeneChem Funds

The GeneChem Technologies Venture Fund and the GeneChem Therapeutics Venture Fund (“The Funds”) are Canadian limited partnerships investing in healthcare research and development companies, in which the Company owns 30% and 11% of the issued shares respectively. At December 31, 2005 the Funds’ net assets totaled approximately $71 million (2004: $107 million). The Company is involved as a limited partner and the general partner of the Funds; involvement in the Funds dates from between 1997 and 2000. The Company’s exposure to loss as a result of its involvement with the Funds is limited to the carrying value of the investment, $12.7 million at December 31, 2005 (2004: $18.3 million, 2003: $19.8 million) and its commitment to further investment of $1.7 million (2004: $2.9 million, 2003: $4.1 million).

During the year to December 31, 2004, the Company recorded an impairment of $4.0 million against the investment in the Funds following reviews of the Funds’ investment portfolios that identified other-than-temporary declines in the value of certain private and publicly quoted securities held by the Funds.

12.       Property, plant and equipment, net

	December 31,	December 31,
	2005	2004
	$’000	$’000

Land and buildings	157,242	80,631
Office furniture, fittings and equipment	91,142	67,301
Warehouse, laboratory and manufacturing equipment	44,080	31,657
Assets under construction	18,360	3,166

	310,824	182,755
Less: Accumulated depreciation	(76,825)	(51,404)

	233,999	131,351

The increase in property, plant and equipment net, is principally due to the acquisition of TKT (see Note 4).

Depreciation expense for the years to December 31, 2005, 2004 and 2003 was $32.7 million, $22.5 million and $14.1 million respectively. The expense in 2005 included a $6.5 million impairment loss related to the plant and equipment of the drug formulation business. At the time of the impairment loss, the Company was expecting to close the business and, because the carrying value of the assets exceeded the expected future cash flows resulting from the closure, the assets were considered impaired.

13. Goodwill, net

	December 31,	December 31,
	2005	2004
	$’000	$’000

Goodwill arising on businesses acquired	367,652	235,396

The increase in the net book value of goodwill for the year to December 31, 2005 is shown in the table below:

		$’000

As at January 1, 2005		235,396
Acquisitions		166,414
Asset impairments		-
Disposals		-
Foreign currency translation		(34,158)

As at December 31, 2005		367,652

The Company recognized $166 million as goodwill on acquisition of TKT (see Note 4), in accordance with SFAS No. 141. This goodwill is recorded in the Pharmaceutical Products segment.

Goodwill by operating segment

In prior reporting periods, the Company’s internal management reporting structure was based on a combination of geography and function. As a result the Company had operating segments for the US and International sales and marketing businesses, research and development costs and a Corporate segment which included corporate costs and royalty income.

Following an internal restructuring of the business, management has re-evaluated and amended its internal reporting structures and as a result, changed its reporting segments.

Effective January 1, 2005, Shire’s internal management reporting structures have been changed to show two operating segments, Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises four therapeutic areas: CNS, GI, HGT and GP. The net book value of goodwill as at December 31, 2005 is all held in the Pharmaceutical Products segment.

14. Other intangible assets, net

	December 31,	December 31,
	2005	2004
	$’000	$’000

Other intangible assets:
Intellectual property rights acquired	978,869	543,969
Less: accumulated amortization	(249, 565)	(234,672)

	729,304	309,297

The increase in the net book value of other intangible assets for the year to December 31, 2005 is shown in the table below:

Other
intangible
assets
$’000

As at January 1, 2005	309,297
Acquisitions	1,155,511
In-process research and development write-off	(673,000)
Amortization charged	(45,266)
Asset impairments	(5,632)
Disposals	-
Foreign currency translation	(11,606)

As at December 31, 2005	729,304

The Company acquired $481 million of other identifiable intangible assets, net of $673 million of in-process research and development expensed to the income statement, at fair value, as part of the acquisition of TKT. The weighted average amortization period of these assets is 16.8 years. These assets relate to intellectual property ($335 million), customer relationships ($119 million) and other finite-lived assets ($27 million) (see Note 4).

Amortization charged for the three years to December 31, 2005, 2004 and 2003 was $45.3 million, $38.7 million and $26.4 million, respectively.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142 are reviewed periodically by management. During 2005, management became aware of competitor intelligence, which it believed would reduce the useful economic life of one of the Company’s products. Consequently, the Company has decreased the useful economic life of the product, which has resulted in an additional amortization charge in 2005 of $1.7 million and will increase the expected annual amortization charge from 2006 by $6.8 million. The effect of this additional charge is to reduce net income in 2005 by $1.2 million and increase losses per share by 0.2c. Management estimates that the annual amortization charges in respect of intangible fixed assets held as at December 31, 2005 will average approximately $90 million for each of the five years to December 31, 2010. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights and the technological advancement and regulatory approval of competitor products.

During 2005, the Company recorded impairments of $5.6 million. These impairments resulted from the approval of generic versions of AGRYLIN and the decision not to support and promote certain non-core products going forward.

During 2004, the Company recorded impairments of $13.5 million. These impairments resulted from a change of operational management and their views of the economic value and strategic worth of the products concerned, which decreased estimated future cash flows.

During 2003 the Company recorded asset impairments of $12.1 million and an asset write-down of $15.4 million. The asset impairments of $12.1 million resulted from a decline in product prices, which decreased estimated future cash flows. The asset write-down of $15.4 million resulted from a decision not to renew product licenses that were not core to the business.

All impairments in the three years presented were recorded in the Pharmaceutical Products segment.

15. Other non-current assets

	December 31,	December 31,
	2005	2004
	$’000	$’000

SERP investment (see Note 28)	7,576	7,698
IDB loan (see Note 6)	31,491	30,000
Other assets	3,840	1,197

	42,907	38,895

Further details of the SERP investment are provided in Note 28. The amount shown above is the cash surrender value of life insurance policies, which is backed by short-term investments. A liability of $4.6 million is included within Notes 17 and 19 (2004: $5.5 million).

16. Accounts payable and accrued expenses

	December 31,	December 31,
	2005	2004
	$’000	$’000

Trade accounts payable	70,958	35,008
Accrued rebates - Medicaid	83,624	84,758
Accrued rebates – managed care	21,825	14,667
Sales return reserve	31,788	22,530
Accrued bonuses	39,372	23,171
Accrued coupons	5,177	15,869
Research and development accruals	22,108	10,924
Marketing accrual	17,415	26,095
Accrued royalties	4,703	8,250
Accrued rent	7,284	-
Deferred revenue	11,835	14,472
Reorganization accrual (see Note 6)	3,404	1,936
Accrued settlement costs	13,000	-
Other accrued expenses	99,326	53,551

	431,819	311,231

17. Other current liabilities

	December 31,	December 31,
	2005	2004
	$’000	$’000

Income taxes payable	93,563	42,521
Deferred payments	-	18,980
Value added taxes	3,811	-
SERP (see Note 28)	1,277	1,904
Other accrued liabilities	7,342	14,153

	105,993	77,558

18.       Long-term debt

(i) Multicurrency Revolving Facilities Agreement

In connection with the acquisition of TKT, Shire and certain members of the Shire Group entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a committed multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a committed 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and, together with Facility A, the “Facilities”). Shire has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

Facility A may be used for general corporate purposes, including financing the purchase price and other costs with respect to the acquisition of TKT (including refinancing TKT’s existing indebtedness). Facility B may be used only for financing certain milestone payments due under the agreement between Shire and, inter alia, New River Pharmaceuticals Inc. (New River), dated January 31, 2005.

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

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan for each interest period is the percentage rate per annum, which is the aggregate of the applicable margin (ranging from 0.35 to 0.65 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement). Shire shall also pay fees equal to 35 per cent per annum of the applicable margin on available commitments under Facility A for the availability period applicable to Facility A and 20 per cent per annum of the applicable margin on available commitments under Facility B for the availability period applicable to Facility B in respect of the period prior to January 1, 2007, and 30 per cent per annum of the applicable margin thereafter. Interest on overdue amounts under the Facilities will accrue at a rate, which is one percent higher than the rates otherwise applicable to the loans under the Facilities.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be cancelled, all or part of the loans, together with accrued interest and all other amounts accrued or outstanding may be immediately due and payable and all or part of the loans may become payable on demand. Events of default under the Facilities include: (i) non-payment of any amounts due under the Facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of the group, (vii) certain ERISA breaches which would have a material adverse effect, (viii) change of control of a subsidiary of Shire that is a party to the Facilities Agreement, or (ix) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facility Agreement to perform their obligations or they repudiate the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The Facilities Agreement is governed by English law.

As at December 31, 2005, the Company had not drawn down on these facilities.

(ii) TKT convertible loan notes

As at December 31, 2005 all of TKT’s 1.25% 2011 Convertible Notes had been converted and redeemed.

(iii) Capital leases

During the year to December 31, 2004 the Company served notice to buy out its remaining capital leases, totaling $5.7 million, relating to its manufacturing facility in Maryland. Repayment of the leases occurred in October 2004.

19. Other long-term liabilities

	December 31,	December 31,
	2005	2004
	$’000	$’000

SERP (see Note 28)	3,314	3,591
Long-term bonuses	4,796	4,425
Deferred revenue	5,939	9,074
Insurance provisions	11,315	9,274
Deferred rent	7,283	-
Onerous lease provisions	7,705	3,988
Other accrued liabilities	3,085	1,807

	43,437	32,159

Deferred revenue relates to amounts received from the out-licensing of AGRYLIN, FOSRENOL, ELAPRASE and REPLAGAL in Japan and the global out-licensing of TROXATYL.

The onerous lease provisions at December 31, 2005 include $4.4 million in respect of the North American site consolidation (2004: $2.5 million).

20.       Financial instruments

The estimated fair value of the Company’s financial instruments as at December 31, 2005 and 2004 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Short-term investments (commercial paper and institutional and managed cash funds) - the carrying value approximates fair value because of the short-term nature of these instruments.
•	Restricted cash – the carrying value either approximates fair value because of the short-term nature of the instruments or equals the fair value as such instruments are marked to market.
•	Investments (available-for-sale securities) – the carrying value of non-current investments with readily determinable market values equals the fair value as such instruments are marked to market.
•	Long-term debt – the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.
•	IDB subscription receipts – the carrying value in 2004 equals the fair value as the subscription receipts were repurchased on January 7, 2005 for $60 million.
•	Derivatives – derivative instruments comprise forward foreign exchange contracts and foreign exchange swaps. As at December 31, 2005 the Company had five outstanding forward foreign exchange contracts with a total principal amount of $206 million equivalent to manage the currency risk associated with certain inter-company loans. The Company does not seek hedge accounting treatment for these hedges and therefore changes in the fair value of these derivatives are accounted for in the statement of operations. As at December 31, 2005 there were net unrealized gains of $2.6m on these contracts.

The carrying amounts and corresponding fair values of financial instruments are as follows:

December 31, 2005	Carrying
	amount	Fair value
	$’000	$’000

Financial assets:
Short-term investments (institutional and managed cash funds)	6,947	6,947
Restricted cash	30,568	30,568
Investments (available-for-sale securities) (Note 11)	18,131	18,131
Other current assets (derivatives)	2,554	2,554

Financial liabilities:
Long-term debt	(116)	(116)

December 31, 2004	Carrying
	amount	Fair value
	$’000	$’000

Financial assets:
Short-term investments (commercial paper)	149,659	149,659
Short-term investments (institutional and managed cash funds)	174,752	175,185
Restricted cash	21,627	21,627
Investments (available-for-sale securities) (Note 11)	29,970	29,970
IDB subscription receipts (Note 9)	60,000	60,000

Financial liabilities:
Long-term debt	(116)	(117)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

21.       Commitments and contingencies

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as at December 31, 2005:

Operating leases
$’000

2006	26,110
2007	26,610
2008	24,847
2009	21,279
2010	16,737
Thereafter	50,016

165,599

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $20.6 million, $15.3 million and $12.2 million for the years to December 31, 2005, 2004 and 2003, respectively.

During the year to December 31, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed two eleven-year operating leases on properties in Wayne, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of these leases. The future minimum lease payments under the lease agreements are $57.6 million in aggregate.

(ii) Restricted cash in respect of leases

At December 31, 2005 the Company had $5.5 million of restricted cash held as collateral for certain equipment leases (2004: $5.3 million).

(b) Letters of credit and guarantees

As at December 31, 2005 the Company had the following letters of credit:

(i)	an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $15.0 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit; and

(ii)	an irrevocable standby letter of credit with Bank of America in the amount of $7.9 million, providing security on the payment of lease obligations. The Company has restricted cash of $7.9 million, as required by this letter of credit.

(c) Commitments

(i) DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (Noven) of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to make certain payments on the achievement of the following milestones: $50 million upon FDA approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. An approvable letter was received from the FDA on December 23, 2005. Final regulatory approval is currently expected to be in 2006.

(ii) NRP104

In connection with the Company’s collaboration with New River to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones: $50 million upon the FDA’s acceptance of filing of the NDA; up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labeling; $100 million on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. An upfront payment of $50 million was expensed as an R&D cost during the first quarter of 2005. The NDA for NRP104 was filed on December 6, 2005 and accepted for review by the FDA on January 26, 2006, triggering the $50 million milestone payment, which has now been paid.

(iii) FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMed Inc. in 2004, the Company has outstanding commitments to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries and $6 million upon receipt of regulatory approval in Japan.

(iv) Other research and development commitments

As at December 31, 2005, the Company had commitments of $18.0 million payable on achievement of specified milestones for products under development in-licensed from third parties, of which $6.6 million is committed to be paid in 2006.

(v) TKT shareholders seeking appraisal rights

As at December 31, 2005, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see section (d) below. As at December 31, 2005 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $7.7 million that may be awarded by the Court (see Note 27). Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

(vi) Clinical testing

As at December 31, 2005, the Company had committed to pay approximately $16.3 million to contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay $13.2 million for these commitments throughout 2006 as ongoing trials are completed and the remainder in 2007.

(vii) Contract manufacturing

As at December 31, 2005 the Company had committed to pay approximately $23.1 million in respect of contract manufacturing over the next twelve months.

(viii) Investment commitments

As at December 31, 2005 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $25.2 million (2004: $22.0 million) of which $9.9 million is committed in 2006 and a further $2.9 million could be payable in 2006, depending on the timing of capital calls.

(ix) Manufacturing facilities

At December 31, 2005 the Company had committed a total of $6.1 million to the expansion and modification of its manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts. Of this total, $3.2 million is to facilitate the production and packaging of additional strategic products and $2.9 million is for the design and construction of a technology center at Owings Mills. All costs are expected to be incurred in 2006.

(x) Basingstoke, UK expansion

The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at December 31, 2005 the Company had an outstanding commitment of $4.5 million, which is expected to be incurred in 2006.

(d) Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.

As at December 31, 2005 provisions for litigation losses, insurance claims and other disputes totaled $27.8 million (2004: $9.3 million).

Phentermine

Shire US Inc. (SUS), a wholly-owned subsidiary of Shire, is a defendant in 10 lawsuits still pending in both US federal and state courts which seek damages for, among other things, personal injury arising from phentermine products supplied for the treatment of obesity by SUS and several other pharmaceutical companies. SUS, formerly known as Shire Richwood Inc., has been sued as a manufacturer and distributor of phentermine, an anorectic used in the short-term treatment of obesity and one of the products addressed by the lawsuits. The suits relate to phentermine either alone or together with fenfluramine or dexenfluramine. The lawsuits generally allege the following claims: the defendants marketed phentermine and other products for the treatment of obesity and misled users about the products and dangers associated with them; the defendants failed adequately to test phentermine individually and when taken in combination with the other drugs; and the defendants knew or should have known about the negative effects of the drugs and should have informed the public about such risks and/or failed to provide appropriate warning labels. SUS has been named as a defendant in a total of 4,199 such phentermine lawsuits, in respect of which SUS has been dismissed as a defendant in 4,189 cases. Five of the 10 remaining cases name Shire as a defendant, but have not been served as required by state and federal rules of civil procedure. It is expected that Shire will be dismissed from the remaining cases based upon lack of product identification or agreement of the parties.

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

ADDERALL XR

(i) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US Patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr Laboratories, Inc. (Barr) had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc. (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006. A trial date has not yet been set.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr’s ANDA, subject to satisfaction by Barr of the FDA’s requirements. Barr could be in a position to market its ANDA products upon receipt of final FDA approval.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of US Patent No. 6,913,768 (the ‘768 patent) which issued on July 5, 2005. The Company is seeking an injunction to prevent Barr from infringing the ‘768 patent, damages in the event that Barr should commercialize its ANDA Products, attorneys’ fees and costs. Barr has moved to dismiss this action asserting that there is no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. No decision on this motion has yet been made.

(ii) Impax Laboratories Inc.

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

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents.

As part of the October 19, 2005 lawsuit against Barr, Shire also brought suit in the Southern District of New York against Impax for infringing the ‘768 Patent. Impax filed a declaratory judgment action in Delaware alleging that the ‘768 Patent was invalid and that its ANDA did not infringe the ‘768 Patent.

On January 19, 2006, Shire and Impax announced that all pending litigation in connection with Impax’s ANDA had been settled. As part of the settlement, Impax confirmed that its proposed generic products infringe Shire’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable.

Under the terms of the settlement agreement, Impax will be permitted to market generic versions of ADDERALL XR in the United States no later than January 1, 2010 and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as

Shire’s authorized generic. No payments to Impax are involved in the settlement agreement. The settlement agreement, which was effective immediately, has been submitted to the United States Federal Trade Commission for its review, as required by law.

(iii) Colony Pharmaceuticals, Inc.

In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (Colony) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire has chosen not to sue Colony.

(iv) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. Shire has chosen not to sue Teva with respect to its amended ANDA for the 5mg, 10mg, 15mg, 20mg and 30mg strengths. Shire is currently reviewing the details of Teva’s latest notice letter pertaining to the 25mg strength.

None of Barr, Colony or Teva may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs. The FDA may grant 180 days of generic market exclusivity to Barr as the “first to file” an ANDA for a generic version of ADDERALL XR.

Neither Colony nor Teva may market their ANDA products until FDA final approval of their ANDAs and upon the expiration of the first to file’s exclusivity rights.

CARBATROL

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004, the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004, Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. The parties have been directed by the Court to propose a schedule for expert depositions and claim construction briefing. No trial date has been set.

Nostrum may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. The 30 month stay expired on February 6, 2006. Following expiry of the stay, Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.

GA-GCB

In January 2005, Genzyme Corporation (Genzyme) filed suit against TKT in the District Court of Tel Aviv-Jaffa, Israel, claiming that TKT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Genzyme’s Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent TKT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. The lawsuit was dismissed in January 2006.

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

In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by TKT and Sanofi-Aventis. In December 2004, TKT and Sanofi-Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. An oral hearing was held at the Federal Circuit in December 2005. No decision has been rendered at this time.

If TKT and Sanofi-Aventis are not successful in the DYNEPO litigation at the appellate level, TKT and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. TKT is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. In the event that Sanofi-Aventis launches DYNEPO in the US, Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe to TKT with respect to the sale of DYNEPO until Sanofi-Aventis has recouped the full amount of TKT's share of the litigation expenses. TKT has the right to control any other litigation that might arise outside the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

Gene Activation

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys, became involved in a patent interference involving Serono's US Patent No. 5,272,071 (the "071 patent"), which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively. TKT was not a party to this interference.

In August 2004, Serono served TKT with an amended complaint in the appeal of the PTO decision that was filed in the US District Court of Massachusetts. The amended complaint alleges that TKT infringes Serono's '071 patent. In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim at the District Court level.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at December 31, 2005, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have asserted appraisal rights. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability.

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

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Amended Complaint") against TKT; Dr Selden; Daniel Geffken, TKT's former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, then members of TKT's board of directors; William R. Miller and James E. Thomas, former members of TKT's board of directors; and SG Cowan Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company, underwriters of TKT’s common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during that period. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

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

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. A hearing on this motion was held in September 2004. The Court denied this motion. TKT filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. TKT filed an opposition to this motion in March 2005, and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, TKT filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. In November 2005, the court granted the plaintiffs’ motion for class certification. On September 14, 2005, the plaintiffs filed a Notice of Related Case Pursuant to Local Rule 40.1(G), in which they appeared to seek reassignment of a matter filed on September 1, 2005, entitled Securities and Exchange Commission v. Richard B. Selden, Civil Action No. 05-11805-NMG (D. Mass.) (the SEC Action), to the court considering this matter. On September 15, 2005, the defendants filed a response to the notice, opposing reassignment of the SEC Action. On October 7, 2005, the plaintiffs filed a memorandum in response to the defendants' response. On October 21, 2005, the Court entered an Order which stated that it did not deem the cases related under Local Rule 40.1. The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

22.       Shareholders’ equity

(i) Authorised common stock

The authorized stock of Shire plc as at December 31, 2005 was 18,333,006,420 ordinary shares, 10,000,000 special voting shares, 50,000 non-voting preference shares and 2 deferred ordinary shares.

The special voting shares are held by a Voting Trustee, providing the holders of exchangeable shares in Shire Acquisition, Inc., with as nearly as practicable voting rights equivalent to those attached to Shire’s ordinary shares. The non-voting preference shares and deferred ordinary shares were authorized and issued for the purpose of the Scheme of Arrangement only and will be redeemed in 2006.

(ii) Dividends

Under English law, Shire can pay dividends only out of its distributable reserves, defined as the accumulated realized profits under UK generally accepted accounting principles, (including reserves arising from a reduction of share capital) of the parent company, Shire plc (and not the consolidated Group), so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Shire can make a distribution only if the distribution does not reduce its net assets below the aggregate of the called up share capital and undistributable reserves. Any dividends will be at the discretion of the Board of Directors, will be declared in US dollars and will be paid in Pounds Sterling to Ordinary Shareholders, US Dollars to ADS holders and Canadian Dollars to Exchangeable Shareholders. At December 31, 2005, Shire’s distributable reserves were $2,946 million.

(iii) Treasury stock

The Company records the purchase of its own shares as a reduction of shareholders’ equity based on the price paid for the shares. On December 22, 2005 the Company requested its Employee Share Ownership Trust to place an irrevocable instruction with the Company's brokers to make purchases in the open market of a fixed number of shares during the period between December 23, 2005 and February 23, 2006, the date the Company announced its full year results for 2005. As at December 31, 2005 a total of 191,016 shares had been purchased under this purchase instruction for total consideration of $2.5 million, including stamp duty and broker commission.

23.       Related parties

(i) Professional fees

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant, a director of Shire, is a partner, totaling $0.5 million for the year to December 31, 2005 (2004: $2.1 million; 2003: $0.8 million).

(ii) NeuroChem Inc.

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

(iii) ViroChem Pharma Inc.

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem. In April 2005, the Company contributed cash of $4.1 million (CAN$5 million) to ViroChem in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem and, until May 10, 2003, a non-executive director of Shire, had, at the time of the transaction, an indirect substantial interest in a company which is a co-investor of ViroChem. The Company has undertaken to invest an additional $4.3 million (CAN$5.0 million) in ViroChem.

(iv) Xanodyne Pharmaceuticals Inc.

In October 2005, the Company sub-leased its office premises in Newport to Xanodyne Pharmaceuticals Inc. Dr James Cavanaugh, the non-executive Chairman of the Company, is the Chairman of Xanodyne Pharmaceuticals Inc. As a result of the transaction the Company will receive $7.8 million (net of inducements) in lease income over the sub-lease period from Xanodyne.

24. Earnings per share

The following table reconciles (loss)/income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Year to December 31,	2005		2004		2003
	$’000		$’000		$’000

(Loss)/income from continuing operations	(413,968)		333,299		297,937

Loss from discontinued operations, net of tax	-		(20,135)		(21,886)
Gain/(loss) on disposition of discontinued operations	3,125		(44,157)		-

Numerator for basic (loss)/earnings per share	(410,843)		269,007		276,051
Interest charged on convertible debt, net of tax	-		3,421		5,218

Numerator for diluted (loss)/earnings per share	(410,843)		272,428		281,269

Year to December 31,	2005		2004		2003
Weighted average number of shares outstanding	No of shares		No of shares		No of Shares

Basic	500,243,137		496,306,604		498,212,826
Effect of dilutive shares:
Share options	-		3,035,620		1,859,076
Convertible debt	-		11,858,416		18,895,493
Warrants	-		66,792		-

	-		14,960,828		20,754,569

Diluted	500,243,137		511,267,432		518,967,395

Basic earnings per share:
(Loss)/income from continuing operations	(82.7	c)	67.2	c	59.8	c
Loss from discontinued operations, net of tax	-		(4.1	c)	(4.4	c)
Gain/(loss) on disposition of discontinued operations	0.6	c	(8.9	c)	-

	(82.1	c)	54.2	c	55.4	c

Diluted earnings per share:
(Loss)/income from continuing operations	(82.7	c)	65.9	c	58.4	c
Loss from discontinued operations, net of tax	-		(4.0	c)	(4.2	c)
Gain/(loss) on disposition of discontinued operations	0.6	c	(8.6	c)	-

	(82.1	c)	53.3	c	54.2	c

The share options, warrants and convertible debt not included in the calculation of the diluted weighted average number of shares are shown below:

Year to December 31,	2005	2004	2003
	No. of shares(1)	No. of shares(2)	No. of shares(2)

Share options	20,680,407	16,640,724	17,006,093
Warrants	1,346,407	-	1,346,407
Convertible debt	5,756	-	-

	22,032,570	16,640,724	18,352,500

(1)	Not included as the Company made a loss during the calculation period.
(2)	Not included as the exercise price exceeded the Company’s average share price during the calculation period.

During the year to December 31, 2004 the Company recorded a loss on redemption of the convertible loan notes of $7.4 million, which resulted from the write-off of unamortized debt issuance costs.

25.       Segment reporting

SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Shire sells a number of pharmaceutical products in multiple geographic markets across the world. The Company is continuously looking to develop and replenish the pharmaceutical product pipeline and has continued to focus on meeting the needs of the specialist physician in targeting therapeutic areas within its pool of expertise.

In prior reporting periods, the Company’s internal management reporting structure was based on a combination of geography and function. As a result the Company provided segment information, which showed geographic sales and costs for the US and International sales and marketing businesses, research and development costs and a Corporate segment which included corporate costs and royalty income.

Following an internal restructuring of the business, management has re-evaluated and amended its internal reporting structures and as a result, changed its reporting segments.

Effective January 1, 2005, Shire’s internal management reporting structures have been changed to show two segments, Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises four therapeutic areas, CNS, GI, HGT and GP and all products have been aggregated for reporting purposes within this segment.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new current period presentation.

The Pharmaceutical Products segment represents the Company’s commercial operations and costs in respect of products currently promoted and sold together with costs of developing projects for future commercialization. The Royalties segment represents royalties earned from the out-licensing of projects to third parties. These projects have been developed and commercialized by the third party and royalties are being received on the sale of the commercialized product. ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures. Costs have not been allocated to Royalties below as the magnitude of the costs incurred in respect of managing this segment is small and the internal reporting consequently does not allocate costs to this segment. Assets that are directly attributable to the Royalty segment have been separately disclosed from the Pharmaceutical Products segment.

Year to December 31, 2005	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	1,327,660	-	1,327,660	-	1,327,660
Royalties	-	242,910	242,910	-	242,910
Licensing and development	-	-	-	15,002	15,002
Other revenues	-	-	-	13,744	13,744

Total revenues	1,327,660	242,910	1,570,570	28,746	1,599,316

Cost of product sales	213,964	-	213,964	-	213,964
Research and development	330,849	-	330,849	5,368	336,217
Selling, general and administrative	631,124	-	631,124	-	631,124
Depreciation and amortization (1)	74,435	-	74,435	-	74,435
Intangible asset impairment	5,632	-	5,632	-	5,632
Reorganization costs	9,335	-	9,335	-	9,335
Integration costs	9,716	-	9,716	-	9,716
In-process research and	673,000	-	673,000	-	673,000
development write-off

Total operating expenses	1,948,055	-	1,948,055	5,368	1,953,423

Operating (loss)/ income	(620,395)	242,910	(377,485)	23,378	(354,107)

Total assets from continuing
operations	2,739,051	59,189	2,798,240	-	2,798,240
Long-lived assets	1,486,018	-	1,486,018	-	1,486,018
Capital expenditure on long-lived
assets	114,430	-	114,430	-	114,430

(1)	Included in depreciation and amortization is the write-down of property, plant and equipment of $6.5 million. Depreciation from manufacturing plants ($3.5 million) is included in cost of product sales.

Year to December 31, 2004	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	1,112,457	-	1,112,457	-	1,112,457
Royalties	-	230,364	230,364	-	230,364
Licensing and development	-	-	-	13,479	13,479
Other revenues	-	-	-	6,907	6,907

Total revenues	1,112,457	230,364	1,342,821	20,386	1,363,207

Cost of product sales	141,909	-	141,909	-	141,909
Research and development	192,958	-	192,958	3,307	196,265
Selling, general and administrative	458,132	-	458,132	-	458,132
Depreciation and amortization (1)	58,513	-	58,513	-	58,513
Intangible asset impairment	13,477	-	13,477	-	13,477
Reorganization costs	48,469	-	48,469	-	48,469

Total operating expenses	913,458	-	913,458	3,307	916,765

Operating income	198,999	230,364	429,363	17,079	446,442

Total assets from continuing
operations	2,653,984	60,895	2,714,879	-	2,714,879
Long-lived assets	785,930	-	785,930	-	785,930
Capital expenditure on long-lived
assets	93,936	-	93,936	-	93,936

(1)	Depreciation from manufacturing plants ($2.7 million) is included in cost of product sales.

Year to December 31, 2003	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’000	$’000	$’000	$’000	$’000

Product sales	1,004,307	-	1,004,307	-	1,004,307
Royalties	-	203,573	203,573	-	203,573
Licensing and development	-	-	-	3,677	3,677
Other revenues	-	-	-	13	13

Total revenues	1,004,307	203,573	1,207,880	3,690	1,211,570

Cost of product sales	143,160	-	143,160	-	143,160
Research and development	190,257	-	190,257	4,645	194,902
Selling, general and administrative	371,814	-	371,814	-	371,814
Depreciation and amortization (1)	54,618	-	54,618	-	54,618
Intangible asset impairment	27,489	-	27,489	-	27,489

Total operating expenses	787,338	-	787,338	4,645	791,983

Operating income/(loss)	216,969	203,573	420,542	(955)	419,587

Total assets from continuing
operations	2,435,068	53,957	2,489,025	-	2,489,025
Long-lived assets	719,003	-	719,003	-	719,003
Capital expenditure on long-lived
assets	97,373	-	97,373	-	97,373

(1)	Included in depreciation and amortization is the write-down of property, plant and equipment of $6.0 million and assets held for sale of $10.7 million. Depreciation from manufacturing plants ($2.6 million) is included in cost of product sales.

Supplemental information

To improve comparability between periods for investors, the previous reporting format has also been used to report the current period to December 31, 2005 together with the previously reported segmental analysis for the periods to December 31, 2004 and December 31, 2003. Whilst there is no requirement to include this disclosure under SFAS No. 131 as the new internal reporting format has been used for the current and historic period, management believes that during 2005, it may be useful to include the previously reported segmental analysis for comparative purposes. This internal management-reporting format is no longer used as the basis for making decisions within the business.

Year to December 31, 2005	US	International	Corporate	R&D	TKT	Total
	$’000	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	1,087,178	199,168	-	-	41,314	1,327,660
Royalties	725	8,505	233,680	-	-	242,910
Licensing and development	12,524	2,478	-	-	-	15,002
Other revenues	5,290	7,776	-	-	678	13,744

Total revenues	1,105,717	217,927	233,680	-	41,992	1,599,316

Cost of product sales	113,958	53,861	-	-	46,145	213,964
Research and development	-	-	-	298,197	38,020	336,217
Selling, general and administrative	414,326	117,231	75,058	-	24,509	631,124
Depreciation and amortization (1)	34,229	9,568	14,248	-	16,390	74,435
Intangible asset impairment	5,632	-	-	-	-	5,632
Reorganization costs	8,685	-	307	343	-	9,335
Integration costs	558	-	1,557	-	7,601	9,716
In-process research and
development write-off	-	-	-	-	673,000	673,000

Total operating expenses	577,388	180,660	91,170	298,540	805,665	1,953,423

Operating income/(loss)	528,329	37,267	142,510	(298,540)	(763,673)	(354,107)

Total assets	797,314	339,880	752,795	31,569	876,682	2,798,240
Long-lived assets	253,404	143,866	311,565	40,393	736,790	1,486,018
Capital expenditure on long-lived
assets	64,288	2,405	43,080	-	4,657	114,430

(1)	Included in depreciation and amortization are the write downs of property, plant and equipment of $6.5 million. Depreciation from manufacturing plants ($3.5 million) is included within cost of product sales. Depreciation and amortization relating to research and development assets are included within US and International segments.

Year to December 31, 2004	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	926,460	185,997	-	-	1,112,457
Royalties	-	11,645	218,719	-	230,364
Licensing and development	11,299	2,180	-	-	13,479
Other revenues	2,406	4,501	-	-	6,907

Total revenues	940,165	204,323	218,719	-	1,363,207

Cost of product sales	90,637	51,272	-	-	141,909
Research and development	-	-	-	196,265	196,265
Selling, general and administrative	289,726	97,718	70,688	-	458,132
Depreciation and amortization (1)	37,497	16,669	4,347	-	58,513
Intangible asset impairment	1,508	11,969	-	-	13,477
Reorganization costs	24,022	5,105	5,981	13,361	48,469

Total operating expenses	443,390	182,733	81,016	209,626	916,765

Operating income/(loss)	496,775	21,590	137,703	(209,626)	446,442

Total assets	1,114,395	582,982	944,993	72,509	2,714,879
Long-lived assets	284,561	239,065	217,828	44,476	785,930
Capital expenditure on long-lived
assets	32,009	520	59,431	1,976	93,936

(1)	Depreciation from manufacturing plants ($2.7 million) is included in Cost of product sales. Depreciation and amortization relating to research and development assets are included in US and International segments.

Year to December 31, 2003	US	International	Corporate	R&D	Total
	$’000	$’000	$’000	$’000	$’000

External revenues:
Product sales	846,438	157,869	-	-	1,004,307
Royalties	14	10,314	193,245	-	203,573
Licensing and development	3,376	301	-	-	3,677
Other revenues	13	-	-	-	13

Total revenues	849,841	168,484	193,245	-	1,211,570

Cost of product sales	94,597	48,563	-	-	143,160
Research and development (2)	-	-	-	194,902	194,902
Selling, general and administrative	234,091	80,968	56,755	-	371,814
Depreciation and amortization (1)(2)	19,278	8,536	26,804	-	54,618
Intangible asset impairment	11,687	15,802	-	-	27,489

Total operating expenses	359,653	153,869	83,559	194,902	791,983

Operating income/(loss)	490,188	14,615	109,686	(194,902)	419,587

Total assets from continuing operations	697,460	413,134	1,269,300	109,131	2,489,025
Long-lived assets	238,774	233,313	200,225	46,691	719,003
Capital expenditure on long-lived assets	18,324	46,368	15,827	16,854	97,373

(1)	Included in depreciation and amortization are the write-downs of property, plant and equipment of $6.0 million (Corporate segment) and assets held for resale of $10.7 million (Corporate segment). Depreciation from manufacturing plants ($2.6 million) is included within cost of product sales. Depreciation and amortization relating to research and development assets are included within US and International segments.

(2)	Costs associated with the closure of the Lead Optimization division and other related activities in the year to December 31, 2003 are: Research and development $7.2 million and Depreciation and amortization $16.7 million. These amounts are reflected in reorganization costs in the statement of operations.

Material customers

In the periods set out below, certain customers, all within the Pharmaceutical Products operating segment, accounted for greater than 10% of the Company’s total revenues:

Year to December 31,	2005	2005	2004	2004	2003	2003
	$’000	% revenue	$’000	% revenue	$’000	% revenue

Cardinal Health Inc.	599,504	37%	339,136	25%	274,771	23%
McKesson Corp	345,659	22%	303,965	22%	269,364	22%
Amerisource Bergen Corp.	154,724	10%	167,998	12%	175,856	15%
Walgreen Co.	n/a	n/a	156,578	11%	158,689	13%

Amounts outstanding as at December 31, in respect of these material customers were as follows:

December 31,		2005	2004
		$’000	$’000

Cardinal Health Inc.		94,100	28,178
McKesson Corp.		47,230	23,535
Amerisource Bergen Corp.		20,365	8,515
Walgreen Co.		n/a	16,975

		161,695	77,203

26. Other income/(expense), net

Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

SERP valuation adjustment	489	264	175
Impairment of long-term investments (see Note 11)	(1,973)	(15,364)	(15,540)
GeneChem Funds management fee	4,332	4,036	3,755
Gain on sale of available-for-sale security (see Note 11)	3,934	14,805	-
Gain on sale of drug formulation business	3,561	-	-
Foreign exchange	(1,396)	(2,467)	(6,716)
Other	998	2,571	(2,319)

	9,945	3,845	(20,645)

27.       Interest expense

Interest expense for the year to December 31, 2005 was $12.0 million. Included in this amount was a $7.7 million provision for interest, which may be awarded by the court in respect of amounts due to former holders of approximately 11.3 million shares of TKT common stock who have submitted written demands for appraisal of these shares. The provision was based on an estimate of Shire’s average marginal cost of borrowing from the acquisition date. In addition, Shire incurred interest expense of $1.2 million relating to the costs of a bridging loan to finance the TKT acquisition.

In 2004 interest expense of $12.3 million (2003: $9.5 million) included the write-off of $7.4 million of deferred financing costs following the redemption of $370.1 million of convertible loan notes during 2004 and the interest expense prior to the redemption of $4.2 million.

28.       Retirement benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. For the defined contribution retirement plans, the level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totalled $14.1 million, $9.0 million and $16.1 million for the years to December 31, 2005, 2004 and 2003, respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plans

(i) The Roberts SERP

The Roberts SERP is for some US employees of Roberts Pharmaceutical Corporation (Roberts) who met certain age and service requirements. Shire acquired Roberts in 1999, and the plan was discontinued in 2000. There were no contributions payable by the company in respect of 2005. The Company paid a lump sum of $18.0 million into the Roberts SERP, which was accounted for as a fair value adjustment on the acquisition of Roberts to make good the deficit on this scheme at the time of acquisition. This lump sum payment has led to the Company having no future liability under the SERP, which has been closed to new members with contributions no longer payable by existing members. Assets are set aside to fund these benefits in a “Rabbi Trust”. The legal form of the trust is such that the assets held to cover the pension liabilities are available to the general creditors of the Company on winding up. Accordingly, the assets held by the trust are not plan assets and are recorded on the balance sheet.

In accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” the assets and liabilities of $7.6 million and $4.6 million, respectively, are shown on the balance sheet within the categories “Other non-current assets”, “Other current liabilities” and “Other non-current liabilities”. See Notes 15, 17 and 19 above.

(ii) The Shire SERP

The Shire SERP defined benefit scheme is an unfunded arrangement; the benefits are payable to certain senior US employees as lump sums on leaving the Company’s employment or earlier due to death, disability or termination. The amount of benefit is based on the value of notional contributions increased with “earned” investment returns as if they were invested in investments of the employees’ choice. The entire benefit liability has been recognised on the balance sheet.

29.       Income taxes

The components of pre tax income from continuing operations are as follows:

Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

UK	70,318	(67,363)	(76,267)
US	61,162	265,770	285,221
In-process research and development	(673,000)	-	-
Other jurisdictions	220,635	261,487	197,393

Sub-total	(320,885)	459,894	406,347

Equity Investees	(1,000)	2,508	(1,057)

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, consisted of the following:

Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

Current income taxes:
UK corporation tax	(7,417)	(746)	-
US federal tax	(16,740)	(98,668)	(101,174)
US state and local taxes	(7,325)	(5,107)	(4,313)
Other jurisdictions	(39,123)	(36,417)	(18,792)

Total current taxes	(70,605)	(140,938)	(124,279)

Deferred taxes
UK corporation tax	(5,418)	482	(9,696)
US federal tax	8,167	12,171	(3,647)
US state and local taxes	3,293	104	(180)
Other jurisdictions	(27,520)	(922)	30,449

Total deferred taxes	(21,478)	11,835	16,926

Total income taxes attributable to continuing operations	(92,083)	(129,103)	(107,353)

Total income taxes attributable to discontinued operations	-	-	-

Total income taxes	(92,083)	(129,103)	(107,353)

The reconciliation of income from continuing operations before income taxes and equity in net (losses)/income of associates and discontinued operations to the provision for income taxes is shown in the table below:

Year to December 31,	2005		2004		2003
	$’000		$’000		$’000
(Loss)/income from continuing operations before income taxes and
equity in net (losses)/income of associates and discontinued	(320,885)		459,894		406,347
operations

UK Corporation tax rate	(30%	)	(30%	)	(30%	)

Adjustments to derive effective rate:
Non-deductible items:
Permanent differences	(9.4%	)	2.0%		(1.1%	)
In-process research and development	62.9%		-		-
Other items:
Change in valuation allowance	6.7%		3.3%		(7.1%	)
Difference in taxation rates	0.4%		0.6%		11.2%
Prior year adjustment	(1.0%	)	(4.5%	)	(2.1%	)
Change in prior year tax rates	(0.7%	)	-		-
Other	(0.2%	)	0.5%		2.7%

Provision for income taxes on continuing operations	28.7%		(28.1%	)	(26.4%	)

Differences between Shire’s fiscal 2005 effective tax rate and its statutory rate of 30% principally result from the effect of the acquisition of TKT and the impact of the accounting for costs associated with the write-off of in-process research and development.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December	December
	31, 2005	31, 2004
	$’000	$’000

Deferred tax assets:
Deferred revenue	6,375	5,866
Inventory & warranty provisions	12,197	5,928
Losses carried forward	417,877	194,523
Provisions for product returns and doubtful accounts	28,268	7,586
Restructuring	50,318	25,200
Intangibles	19,389	-
Other	44,845	29,234

Gross deferred tax assets	579,269	268,337
Less: valuation allowance	(235,121)	(152,915)

	344,148	115,422
Deferred tax liabilities:
Excess of tax value over book value of assets	(227,968)	(37,311)

Net deferred tax assets	116,180	78,111

Balance sheet classifications:

Deferred tax assets - current	54,186	70,387
Deferred tax assets - non-current	61,994	7,724

	116,180	78,111

The approximate net operating loss carry-forwards as at December 31, are as follows:
	December 31	December 31
	2005	2004
	$’000	$’000

US federal tax NOLs	270,277	25,416
US state tax NOLs	99,386	93,542
UK NOLs	227,755	246,966
Canadian NOLs	153,235	438,523
Foreign tax jurisdictions	82,885	100,808

The tax losses shown above have the following expiration dates:

December 31
2005
$’000

Within 1 year	27,133
Within 1 to 2 years	13,925
Within 2 to 3 years	14,941
Within 3 to 4 years	18,784
Within 4 to 5 years	22,534
Within 5 to 6 years	10,219
Within 6 to 7 years	3,943
After 7 years	288,813
Available indefinitely	433,245

As at December 31, 2005, the Company had a valuation allowance of $235 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from operating loss carry-forwards and capital loss carry-forwards. The utilization of operating loss carry-forwards is restricted to the taxable income of the subsidiary generating the losses. In addition, capital loss carry-forwards can only be offset against capital gains. As at December 31, 2005, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and reasonable and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As at December 31, 2005, we have not made a tax provision on approximately $1.7 billion of unremitted earnings of our international subsidiaries. As at December 31, 2005, these earnings are expected to be reinvested overseas. Because of complexity, it is not practical to compute the estimated deferred tax liability on these earnings.

30. Equity in (losses)/earnings of equity method investees

Year to December 31,	2005	2004	2003
	$’000	$’000	$’000

GSK (see Note 11)	5,325	4,433	3,495
GeneChem Funds (see Note 11)	(3,962)	75	-
Other	(2,363)	(2,000)	(4,552)

	(1,000)	2,508	(1,057)

31.       Share based compensation plans

Historically the Company has granted options to directors and employees over ordinary shares under six stock option plans. On November 28, 2005 the ordinary shareholders of Shire approved the adoption of the Shire plc Portfolio Share Plan (Parts A and B), a new share based compensation plan, which provides for stock-settled share appreciation rights and performance share awards to be made to directors and employees over ordinary shares and American depositary shares. No further awards will be made under the previous stock option plans.

The following awards were outstanding as at December 31, 2005:

			Expiration period
	Compensation type	Number of	from	Vesting period
		awards	date of issue

				3 years, subject to
Executive Scheme	Stock options	1,176,784	10 years	performance criteria
2000 Executive				3 years, subject to
Scheme	Stock options	22,787,658	10 years	performance criteria

Sharesave Scheme	Stock options	337,371	6 months after	3 or 5 years

Stock Purchase Plan	Stock options	640,777	On vesting date	27 months
				Immediate on acquisition
SLI Plan	Stock options	2,567	10 years	by Shire
				Immediate on acquisition
BioChem Plan	Stock options	3,525,582	10 years	by Shire

Total stock option
awards		28,470,739

Portfolio Share Plan	Stock-settled share			3 years, subject to
- Part A	appreciation rights –			performance criteria for
	ordinary shares	449,490	5 years	executive directors only

Portfolio Share Plan	Stock-settled share			3 years, subject to
- Part A	appreciation rights –			performance criteria for
	ADSs (1)	2,812,176	5 years	executive directors only

Total Portfolio Share
Plan - Part A		3,261,666

				3 years, subject to
Portfolio Share Plan	Performance shares			performance criteria for
- Part B		-	n/a	executive directors only

(1) For the purposes of this table ADSs have been converted into ordinary shares. One ADS is equivalent to three ordinary shares.

(a) Stock option plans

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

(ii) Shire plc 2000 Executive Share Option Scheme (2000 Executive Scheme)

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

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share, reported in the Company’s Form 10-K under US GAAP adjusted to ensure a consistent basis of measurement as approved by the Remuneration Committee, including the add back of significant one time items (option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s option EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s option EPS has fallen short of the minimum annual average percentage increase over the three year period from grant, has been changed. The performance condition will be retested once only, at five years after the grant. Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

It is intended that no further options will be granted under the 2000 Executive Scheme.

(iii) Shire Pharmaceuticals Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts.

(iv) Shire plc Employee Stock Purchase Plan (Stock Purchase Plan)

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

A summary of the status of the Company’s stock option plans as at December 31, 2005, 2004 and 2003 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2005	Weighted average
	exercise price	Number of
	£	shares

Outstanding as at beginning of period	5.85	27,343,625
Granted	5.88	8,733,811
Exercised	4.53	(4,701,699)
Forfeited	8.17	(2,904,998)

Outstanding as at end of period	5.85	28,470,739

Exercisable as at end of period	7.97	7,987,369

8,156,000 options were granted under the 2000 Executive Scheme. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted was £3.08.

110,647 options were granted under the Sharesave Scheme at a price of £5.13. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £3.24.

36,690 and 430,474 options were granted under the Stock Purchase Plan at a price of £5.86 and £5.85, respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.00.

Year to December 31, 2004	Weighted average
	exercise price	Number of shares
	£

Outstanding as at beginning of period	6.10	25,995,543
Granted	5.14	6,966,411
Exercised	3.71	(2,097,716)
Forfeited	7.58	(3,520,613)

Outstanding as at end of period	5.85	27,343,625

Exercisable as at end of period	8.65	8,728,709

6,665,144 options were granted under the 2000 Executive Scheme. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted was £2.78.

94,861 options were granted under the Sharesave Scheme at a price of £3.74. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.31.

173,613 options were granted under the Stock Purchase Plan at a price of £3.92. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. In relation to a grant under the Stock Purchase Plan at a price of £8.06 in 2001, an additional 32,793 options were granted at a price of £4.58 on the 2004 maturity date. The weighted average fair value of options granted was £1.28.

Year to December 31, 2003	Weighted average
	exercise price	Number of
	£	shares

Outstanding as at beginning of period	7.17	20,051,297
Granted	3.52	9,407,852
Exercised	2.86	(1,039,439)
Forfeited	6.31	(2,424,167)

Outstanding as at end of period	6.10	25,995,543

Exercisable as at end of period	7.15	8,989,450

8,819,199 options were granted under the 2000 Executive Scheme. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted was £1.93.

182,639 options were granted under the Sharesave Scheme at a price of £3.86. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.56.

406,014 options were granted under the Stock Purchase Plan at a price of £4.09. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.55.

Options outstanding as at December 31, 2005 have the following characteristics:

			Weighted		Weighted
		Weighted	average exercise		average exercise
Number of		average	price of options		price of options
options	Exercise prices	remaining	outstanding	Number of options	exercisable
outstanding	£	life	£	exercisable	£

5,651,719	0.01 – 4.00	6.8	3.46	26,547	3.19
14,772,839	4.01 – 6.00	8.1	5.36	2,070,405	5.19
5,739,709	6.01 – 10.00	4.3	7.05	3,669,918	7.20
2,306,472	10.01 – 13.00	4.0	11.84	2,220,499	11.89

28,470,739				7,987,369

(b) Stock-settled share appreciation rights

Portfolio Share Plan – Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to performance conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2005 and of the related transactions during the periods then ended is presented below:

Weighted average
Year to December 31, 2005	exercise price	Number of
Ordinary shares	£	shares

Outstanding as at beginning of period	-	-
Granted	7.17	449,490
Exercised		-
Forfeited		-

Outstanding as at end of period	7.17	449,490

Exercisable as at end of period	n/a	-

449,490 stock-settled share appreciation rights were granted over ordinary shares under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of. The weighted average fair value of options granted in the year to December 31, 2005 was £2.85.

Stock-settled share appreciation rights over ordinary shares outstanding as at December 31, 2005 have the following characteristics:

Weighted
		Weighted	average exercise		Weighted
Number of		average	price of options		average exercise
options	Exercise prices	remaining	outstanding	Number of options	price of options
outstanding	£	life	£	exercisable	exercisable

449,490	6.01 – 10.00	4.9	7.17	-	n/a

	Weighted average
Year to December 31, 2005	exercise price	Number of
American depositary shares	$	ADSs

Outstanding as at beginning of period	-	-
Granted	37.80	940,392
Exercised		-
Forfeited	37.70	(3,000)

Outstanding as at end of period	37.80	937,392

Exercisable as at end of period	n/a	-

940,392 stock-settled share appreciation rights were granted over American depositary shares (equivalent to 2,821,176 ordinary shares) under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant. The 937,392 stock-settled share appreciation rights over ADSs outstanding at December 31, 2005 are equivalent to 2,812,176 ordinary shares. The weighted average fair value of options granted in the year to December 31, 2005 was $14.92.

Stock-settled share appreciation rights over American depositary shares outstanding as at December 31, 2005 have the following characteristics:

			Weighted		Weighted
		Weighted	average exercise		average exercise
Number of		average	price of options		price of options
options	Exercise prices	remaining	outstanding	Number of options	exercisable
outstanding	$	life	$	exercisable

2,812,176	35.01 – 40.00	4.9	37.80	-	n/a

(c) Performance share plan

Portfolio Share Plan – Part B

Performance share awards granted under the Portfolio Share Plan – Part B are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

At December 31, 2005 no awards had been made.

32.       Subsequent event

IDB loan repayment

On February 10, 2006 the Company received notice from IDB that it intended to repay in full all drawings for injectable flu development of $70.6 million, together with accrued and capitalized interest of $8.1 million (see Note 6). The Company received the $78.7 million outstanding on February 14, 2006.

The amounts outstanding in respect of drawings for pipeline development (principal drawings of $29.4 million), are unaffected by this repayment.

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2005 and 2004.

2005	Q1	Q2	Q3	Q4
	$’000	$’000	$’000	$’000

Total revenues	333,693	424,596	376,077	464,950
Operating income/(loss)	14,741	140,640	(612,624)	103,136
Net income/(loss)	20,502	116,154	(624,194)	76,695

Earnings per share - basic	4.1c	23.2c	(124.7c )	15.3c

Earnings per share - diluted	4.1c	23.0c	(124.7c)	15.1c

2004	Q1	Q2	Q3	Q4
	$’000	$’000(1)	$’000	$’000

Total revenues	323,600	320,960	344,909	373,738
Operating income	114,230	110,214	113,054	108,944
Net income	74,574	34,007	77,040	83,386

Earnings per share - basic	15.0c	6.9c	15.5c	16.8c

Earnings per share - diluted	14.7c	6.8c	15.3c	16.7c

(1)  The results for Q2 2004 include the loss on disposition of $44.2 million relating to the vaccines business.

(2)  During Q3 2004 the Company recorded a loss on redemption of the convertible loan notes of $7.4 million, which resulted from the write-off of unamortized debt issuance costs.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Provision	Costs
	Beginning	charged to	incurred/	Ending
	balance	income	utilization	Balance
	$’000	$’000	$’000	$’000

2005 :
Provision for rebates and returns	121,955	266,430	(251,148)	137,237

2004 :
Provision for rebates and returns	67,620	172,213	(117,878)	121,955

2003:
Provision for rebates and returns	50,531	105,731	(88,642)	67,620

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC
(Registrant)
Date: March 1, 2006
By: /s/ Matthew Emmens
Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James Henry Cavanaugh
JAMES HENRY CAVANAUGH	Non-executive Chairman	March 1, 2006

/s/ Matthew Emmens
MATTHEW EMMENS	Chief Executive Officer	March 1, 2006

/s/ Angus Charles Russell	Chief Financial Officer and Principal
ANGUS CHARLES RUSSELL	Accounting Officer	March 1, 2006

/s/ Barry John Price
BARRY JOHN PRICE	Senior non-executive Director	March 1, 2006

/s/ Ronald Maurice Nordmann
RONALD MAURICE NORDMANN	Non-executive Director	March 1, 2006

/s/ James Andrews Grant
JAMES ANDREWS GRANT	Non-executive Director	March 1, 2006

/s/ Robin Buchanan
ROBIN BUCHANAN	Non-executive Director	March 1, 2006

/s/ David Kappler
DAVID KAPPLER	Non-executive Director	March 1, 2006

/s/ Patrick Langlois
PATRICK LANGLOIS	Non-executive Director	March 1, 2006

Exhibit Index

Exhibit
number	Description
3.1	Amended and Restated Memorandum and Articles of Association of Shire Finance Limited.(1)
3.2	Articles of Association of Shire plc. (2)
4.1	Deposit Agreement among Shire plc, JP Morgan Chase Bank (f/k/a Morgan Guaranty Trust Company of New York) and Holders from time to time of Shire ADSs. (2)
4.2	Form of Ordinary Share Certificate. (2)
4.3	Form of ADR certificate (included within Exhibit 4.01). (2)
4.4	Amended and Restated Indenture dated September 23, 2005 by and among Shire Finance Limited, Shire Pharmaceuticals Group plc, Shire plc and The Bank of New York, as Trustee. (1)
4.5	Form of 2% Senior Guaranteed Note due 2011 (included in Exhibit 4.4). (1)
4.6	Registration Rights Agreement dated August 21, 2001, between Shire Finance Limited, Shire plc and Bear, Stearns International Limited and Goldman Sachs International, as representatives of the Initial Purchasers.(3)
4.7	Form of Shire Pharmaceuticals Group plc Guarantee. (3)
4.8	Form of Shire plc Guarantee. (1)
4.9	Exchangeable Share Provisions constituting Appendix I to the Articles of Incorporation of Shire Acquisition Inc., as amended. (4)
9	Voting and Exchange Trust Agreement dated as at September 23, 2005 among Shire Acquisition Inc., Shire plc and Natcan Trust Company, as trustee. (4)
9.1	Exchangeable Share Support Agreement dated as at September 23, 2005 among Shire Acquisition Inc., Shire plc and 3829359 Canada Inc. (4)
10.1	BioChem Pharma Inc. Directors, Officers, Employees and Consultant's Stock Option Plan, as amended. (5)
10.2	BioChem Pharma Inc. Deferred Share Unit Plan for Key Executives. (5)
10.3	BioChem Pharma Inc. Deferred Share Unit Plan for Non-Employee Directors. (5)
10.4	SHL Scheme. (6)
10.5	The Shire Pharmaceuticals Executive Share Option Scheme (as amended and restated on October 22, 2005). (7)
10.6	Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (as amended and restated on October 22, 2005). (8)
10.7	The Shire Pharmaceuticals Sharesave Scheme. (6)
10.8	The Shire plc Employee Stock Purchase Plan (as amended and restated on October 22, 2005 and assumed by the Registrant on October 28, 2005). (7)
10.9	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (9)
10.10	Technology Partnership Canada, Development of Recombined Protein Vaccine Technologies Agreement, dated March 31, 2000 by and between the Canadian Government and Shire BioChem Inc. (f/k/a BioChem Pharma Inc.). (9)
10.11	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004.(10)
10.12	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (2)
10.13	Form of Amended and Restated Service Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004.(10)
10.14	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (2)
10.15	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (2)
10.16	Form of Indemnity Deed for Directors of Shire plc. (2)
10.17	The Shire Pharmaceuticals 2003 Deferred Bonus Plan Rules adopted by the Company on June 12, 2003.(10)
10.18	The Shire Portfolio Share Plan. (11)
10.19	Shire Pharmaceuticals Group plc Long Term Incentive Plan (as amended and restated on October 22, 2005). (12)
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-3 (No. 333-72862) filed on November 25, 2005.
(2)	Incorporated by reference to the exhibits to Shire’s Form 8-K filed on November 25, 2005.
(3)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-3 (No. 333-72862).
(4)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-4 (No. 333-55696) filed on November 25, 2005.
(5)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-60952).
(6)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form F-1 (No. 333-8394).
(7)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-8 (No. 333-9168) filed on November 25, 2005.
(8)	Incorporated by reference to the exhibits to Shire’s Post-Effective Amendment No. 1 to Form S-8 (No. 333-111579) filed on November 25, 2005.
(9)	Incorporated by reference to the exhibits to BioChem’s Form 20-F filed on June 9, 2000.
(10)	Incorporated by reference to the exhibits to Shire’s Form 10-K filed on March 12, 2004.
(11)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-129961)
(12)	Incorporated by reference to the exhibits to Shire’s Registration Statement on Form S-8 (No. 333-129960)