Form 10-Q
period 2006-03-31
Shire plc
filed 2006-05-05
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006

Commission File Number: 0-29630

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

Large accelerated filer [X]            Accelerated filer [  ]            Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]            No [X]

As at April 28, 2006, the number of outstanding ordinary shares of the Registrant was 498,726,015.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to the impact of those on Shire's Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including but not limited to, legal challenges relating to Shire's ADHD franchise; government regulation and approval, including but not limited to the expected product approval dates of SPD503 (ADHD), SPD465 (ADHD), MESAVANCE (SPD476) (ulcerative colitis), ELAPRASE (idursulfase) (Hunter syndrome) and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Administration in the United States; Shire's ability to benefit from the acquisition of Transkaryotic Therapies Inc.; Shire's ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire's and its predecessor registrant Shire Pharmaceuticals Group plc's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005.

The following are trademarks, either owned or licensed by Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed salts of a single-entity amphetamine)
ADDERALL® (mixed salts of a single-entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
COLAZIDE® (balsalazide)
DAYTRANA™ (methylphenidate transdermal system)
ELAPRASE™ (idursulfase)
FOSRENOL® (lanthanum carbonate)
GENE-ACTIVATED ® (glucocerebrosidase)
LODINE® (etodolac)
MESAVANCE™ (mesalamine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SOLARAZE® (3% diclofenac sodium (3%w/w))
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC (trademark of GlaxoSmithKline (GSK))
DYNEPO (trademark of Aventis Pharma Holdings GmbH)
PENTASA (trademark of Ferring AS)
RAZADYNE (trademark of Johnson & Johnson)
RAZADYNE ER (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
REMINYL XL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
ZEFFIX (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

			(1)Adjusted
		March 31,	December 31,
		2006	2005
	Notes	$’M	$’M

ASSETS
Current assets:
Cash and cash equivalents		842.4	656.5
Restricted cash		30.9	30.6
Short-term investments		1.5	6.9
Accounts receivable, net	4	272.8	329.9
Inventories	5	130.2	136.0
Deferred tax asset		68.8	54.2
Prepaid expenses and other current assets	6	75.0	98.1

Total current assets		1,421.6	1,312.2

Investments		54.4	50.2
Property, plant and equipment, net		252.9	234.0
Goodwill		368.9	367.6
Other intangible assets, net	7	714.1	729.3
Deferred tax asset		57.2	62.0
Other non-current assets		10.6	42.9

Total assets		2,879.7	2,798.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	8	401.4	431.8
Liability to dissenting shareholders		432.9	427.6
Other current liabilities	9	125.9	106.0

Total current liabilities		960.2	965.4

Long-term debt, excluding current instalments		-	0.1
Other non-current liabilities		41.5	43.4

Total liabilities		1,001.7	1,008.9

Commitments and contingencies	10

(1) Retrospectively adjusted following the adoption of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R); see notes 1 and 14 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

			(1) Adjusted
		March 31,	December 31,
		2006	2005
	Notes	$’M	$’M

Shareholders’ equity:
Common stock of 5p par value; 18,314.0 million shares authorized;
and 498.5 million shares issued and outstanding (2005: 495.7
million)		42.9	42.7
Exchangeable shares: 1.9 million shares issued and outstanding
(2005: 2.2 million)		86.7	101.2
Treasury stock		(4.7)	(2.8)
Additional paid-in capital		1,365.8	1,327.5
Accumulated other comprehensive income		77.0	71.5
Retained earnings		310.3	249.2

Total shareholders’ equity		1,878.0	1,789.3

Total liabilities and shareholders’ equity		2,879.7	2,798.2

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			(1) Adjusted
		3 months to	3 months to
		March 31,	March 31,
		2006	2005
	Notes	$’M	$’M

Revenues:
Product sales		346.0	269.4
Royalties		61.0	58.3
Other revenues		4.0	6.0

Total revenues		411.0	333.7

Costs and expenses:
Cost of product sales		62.0	33.6
Research and development		127.4	112.1
Selling, general and administrative		204.9	176.8
Integration costs	2	2.3	-
Reorganization costs		-	2.9

Total operating expenses		396.6	325.4

Operating income		14.4	8.3

Interest income		14.2	9.7
Interest expense		(5.6)	-
Other income/(expense), net		0.5	(0.1)

Total other income, net		9.1	9.6

Income from continuing operations before income taxes
and equity in earnings/(losses) of equity method
investees		23.5	17.9
Income taxes		(6.5)	(5.4)
Equity in earnings/(losses) of equity method investees		3.5	(0.2)

Income from continuing operations		20.5	12.3
Gain on disposition of discontinued operations (net of
income tax expense of $nil and $nil respectively)	3	40.6	3.1

Net income		61.1	15.4

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(1) Adjusted
		3 months to	3 months to
		March 31,	March 31,
	Notes	2006	2005

Earnings per share - basic
Income from continuing operations		4.0c	2.5c
Gain on disposition of discontinued operations		8.1c	0.6c

		12.1c	3.1c

Earnings per share – diluted
Income from continuing operations		4.0c	2.5c
Gain on disposition of discontinued operations		8.0c	0.6c

		12.0c	3.1c

Weighted average number of shares (millions):
Basic	11	503.2	499.0
Diluted	11	510.3	500.6

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Exchange			Accumu-
		Common		-able			lated other		Total
		Stock	Exchange-	Shares		Additional	compre-		share-
	Common	Number of	able	number of	Treasury	paid-in	hensive	Retained	holders’
	Stock	Shares	Shares	Shares	stock	capital	income	earnings	equity
	$’M	M’s	$’M	000 ’s	$’M	$’M	$’M	$’M	$’M

As at January 1,
2006 (adjusted 1 )	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	249.2	1,789.3

Net income for
the period	-	-	-	-	-	-	-	61.1	61.1

Foreign currency
translation	-	-	-	-	-	-	5.2	-	5.2

Exchange of
exchangeable
shares	-	1.0	(14.5)	(0.3)	-	14.5	-	-	-

Options
exercised	0.2	1.8	-	-	-	13.6	-	-	13.8

Stock option
compensation	-	-	-	-	-	9.0	-	-	9.0

Excess tax
benefit
associated with
exercise of stock
options	-	-	-	-	-	1.2	-	-	1.2

Treasury stock	-	-	-	-	(1.9)	-	-	-	(1.9)

Unrealized
holding gain on
available-for-sale
securities	-	-	-	-	-	-	0.3	-	0.3

As at March 31,
2006	42.9	498.5	86.7	1.9	(4.7)	1,365.8	77.0	310.3	1,878.0

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(1) Adjusted
	3 months to	3 months to
	March 31,	March 31,
	2006	2005
	$’M	$’M

Net income	61.1	15.4

Other comprehensive income:
Foreign currency translation adjustments	5.2	(9.9)
Unrealized holding gain/(loss) on available-for-sale securities	0.3	(6.5)

Comprehensive income/(loss)	66.6	(1.0)

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

The components of accumulated other comprehensive income as at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
	$’M	$’M

Foreign currency translation adjustments	67.5	62.3
Unrealized holding gain on available-for-sale securities	9.5	9.2

Accumulated other comprehensive income	77.0	71.5

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

		(1) Adjusted
	3 months to	3 months to
	March 31,	March 31,
	2006	2005
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	61.1	15.4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization:
Cost of product sales	1.1	0.8
SG&A	22.9	13.6
Share-based compensation	9.0	5.1
Movement in deferred taxes	(10.2)	(3.1)
Equity in (earnings)/losses of equity method investees	(3.5)	0.2
Gain on disposition of discontinued operations	(40.6)	(3.1)
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in accounts receivable	56.4	(10.7)
Increase in sales deduction accrual	4.9	7.9
Decrease/(increase) in inventory	5.1	(4.6)
Decrease/(increase) in prepayments and other current assets	22.6	(16.7)
Decrease in other assets	2.4	-
(Decrease)/increase in accounts and notes payable and other	(4.5)	2.9
liabilities
Decrease in deferred revenue	(3.3)	(1.4)

Net cash provided by operating activities (A)	123.4	6.3

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	5.5	7.3
Movement in restricted cash	(0.3)	1.0
Purchase of subsidiary undertaking	(0.8)	-
Purchase of long-term investments	(0.5)	(1.8)
Purchase of property, plant and equipment	(26.5)	(19.9)
Purchase of intangible assets	(0.2)	(20.0)
Loan repaid by/(made to) IDB	70.6	(20.3)
Proceeds for sale of vaccines business	-	62.2

Net cash provided by investing activities (B)	47.8	8.5

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		(1) Adjusted
	3 months to	3 months to
	March 31,	March 31,
	2006	2005
	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes	(0.1)	-
Proceeds from exercise of options	13.8	16.2
Excess tax benefit of share-based compensation, charged directly to
equity	1.2	0.2
Payments to acquire treasury stock	(2.0)	-

Net cash provided by financing activities (C)	12.9	16.4

Effect of foreign exchange rate changes on cash
and cash equivalents (D)	1.8	(1.6)

Net increase in cash and cash equivalents (A+B+C+D)	185.9	29.6
Cash and cash equivalents at beginning of period	656.5	1,111.5

Cash and cash equivalents at end of period	842.4	1,141.1

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 14 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries (Shire or the Company) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Securities and Exchange Commission (SEC) regulations for interim reporting.

The December 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2005.

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

The 2005 financial statements have been retrospectively adjusted in this Form 10-Q to reflect the adoption of SFAS No. 123R.

(b) Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, share-based compensation, valuation of intangible assets and fixed asset investments, contingent liabilities, the valuation of tax assets and liabilities, the valuation of inventory acquired with Transkaryotic Therapies Inc. (TKT) and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c) Share-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. As at March 31, 2006 the Company had no outstanding stock options or Share Appreciation Rights (SARs) with market-based performance conditions. The Company estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model with the following weighted average assumptions:

  Risk-free interest rate - US Federal Reserve treasury constant maturities rate consistent with vesting period;

  Expected dividend yield – measured as the average annualised dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

  Expected life – the average of the vesting period and the expiration period from the date of issue of the award;

  Weighted average expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the stock-based awards at date of the award; and

The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

The expense is recorded in cost of product sales, research and development and selling, general and administrative in the statement of operations based on the employees’ respective functions.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the statement of operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

(d) Accounting pronouncements adopted during the period

SFAS 123R

On January 1, 2006 the Company adopted SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company has elected to adopt the modified-retrospective method which permits companies to retrospectively adjust, based on the amounts previously recognized under SFAS No. 123R for pro forma disclosure purposes, all prior periods presented. The following table shows the total stock-based compensation expense included in the Company’s statements of operations as a result of adopting SFAS No. 123R:

3 months to March 31,	2006	2005
	$M	$M

Cost of product sales	0.8	0.3
Research and development	1.5	0.6
Selling, general and administrative	6.7	5.6

Total operating expenses	9.0	6.5
Income tax credit	(2.5)	(1.4)

Total charge to net income	6.5	5.1

FSP SFAS 123(R)-2

In October 2005, the FASB issued a FASB Staff Position (FSP) SFAS No. 123(R)-2, “Practical Accommodation of Grant Date as Defined in FASB Statement No. 123(R)” (FSP SFAS No. 123(R)-2). FSP SFAS No. 123(R)-2 is in response to recent enquiries from constituents to provide guidance on the application of grant date as defined in SFAS No. 123R. One of the criteria in defining the grant date in SFAS No. 123R is a mutual understanding by the employer and the employee of the key terms and conditions of a share-based payment award. Practice has developed such that the grant date of an award is generally the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short period of time from the date of approval. For many companies, the number and geographic dispersion of employees receiving share-based awards limit the ability to communicate with each employee immediately after the awards have been approved. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved if the award is a unilateral grant and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP SFAS No. 123(R)-2 is effective for the Company from January 1, 2006. The adoption of FSP SFAS No. 123(R)-2 has had no material impact on the consolidated financial position, results of operations or cash flows of the Company.

FSP SFAS 123(R)-3

In November 2005, the FASB issued a staff position FSP SFAS No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R, which requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the "APIC Pool"), assuming the company has been following the recognition provisions prescribed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. FSP SFAS No. 123(R)-3 is effective for the Company from January 2006. The Company has used the practical exception of this FSP and is calculating its APIC Pool at transition.

FSP SFAS 123(R)-4

In February 2006, the FASB issued a staff position FSP SFAS No. 123(R)-4 "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event.” This position amends SFAS No. 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in Statement 123R until it becomes probable that the event will occur. The guidance in this position shall be applied upon initial adoption of SFAS No. 123R. The adoption of FSP SFAS No. 123(R)-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has had no material impact on the consolidated financial position, results of operations or cash flows of the Company.

SFAS 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. SFAS No. 154 was applied on the adoption of SFAS No. 123R and the corresponding retrospective adjustment of prior period results made.

FSP SFAS 115-1 and SFAS No. 124-1

In November 2005, the FASB issued FSP FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS No. 115-1 and SFAS 124-1 are effective for the Company in the first quarter of fiscal year 2006. The adoption of FSP SFAS No. 115-1 and SFAS 124-1 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

EITF 04-5

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus regarding the issue, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (Issue), on how to evaluate whether a partnership should be consolidated by one of its partners. The scope of this Issue is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FASB Interpretation 46(R). The EITF concluded that a general partner or a group of general partners of a limited partnership is presumed to control the limited partnership, unless either the limited partners have the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or the limited partners have substantive participating rights. The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other pre-existing limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(e) New accounting pronouncements to be adopted in future periods

None.

2. Integration costs

In connection with the acquisition of TKT, which completed on July 27, 2005, Shire management approved and initiated plans to restructure the operations of the enlarged Company.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

Integration costs expensed in the three months to March 31, 2006 were:

		Costs recorded in	Paid in
	Opening	3 months to	3 months to
	liability	March 31, 2006	March 31, 2006	Closing liability
	$M	$’M	$’M	$’M

Employee severance and retention
payments for key TKT employees	5.9	1.6	(6.2)	1.3
Information technology costs	-	0.3	(0.3)	-
Other	0.2	0.4	(0.6)	-

	6.1	2.3	(7.1)	1.3

Current liabilities	5.3	2.3	(6.3)	1.3
Other long-term liabilities	0.8	-	(0.8)	-

	6.1	2.3	(7.1)	1.3

3. Reorganizations

Disposal of the vaccines business

On September 9, 2004 the Company completed the disposal of its vaccines business to ID Biomedical Corporation (IDB). As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million. Drawings under the loan facility were segregated into two components: (i) drawings for injectable flu development of $70.6 million and (ii) drawings for pipeline development of $29.4 million. As at December 31, 2005, the whole $100 million facility had been drawn.

During the three months to March 31, 2006, the Company received $78.7 million from IDB, being the full repayment of the $70.6 million injectable flu development drawings, together with accrued interest of $8.1 million. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding and is fully provided against.

At the time of the disposal, a provision of $70.0 million was charged to discontinued operations on the basis that there was no certainty of recovery of this amount. The $70.0 million provision was allocated against all of the pipeline development tranche ($29.4 million) and against $40.6 million of the $70.6 million injectable flu development tranche.

Accordingly, the $78.7 million received was recorded during Q1 2006 as:

  a gain on disposition of discontinued operations of $40.6 million (being the amount previously provided against the injectable flu development tranche);
  settlement of the loan receivable balance of $31.8 million (being the unprovided component of the injectable flu development loan, plus recognised and accrued interest); and·

  interest income of $6.3 million (being interest earned in Q1 2006 of $1.0 million and $5.5 million of interest earned but provided for in previous periods)

The repayment of the $70.6 million injectable flu tranche had no tax effect.

4. Accounts receivable, net

Trade receivables at March 31, 2006 of $272.8 million (December 31, 2005: $329.9 million), are stated net of a provision for doubtful accounts and discounts of $9.0 million (December 31, 2005: $9.7million).

Provision for doubtful accounts and discounts:

	2006	2005
	$’M	$’M

As at January 1,	9.7	5.7
Provision charged to operations	12.3	12.7
Provision utilization	(13.0)	(10.7)

As at March 31,	9.0	7.7

5. Inventories, net

	March 31,	December 31,
	2006	2005
	$’M	$’M

Finished goods	66.4	63.3
Work-in-process	47.6	53.9
Raw materials	16.2	18.8

	130.2	136.0

6. Prepaid expenses and other current assets

	March 31,	December 31,
	2006	2005
	$’M	$’M

Prepaid expenses	29.1	30.2
Income tax receivable	17.6	40.8
Sales taxes receivable	13.8	10.2
Supplemental Executive Retirement Plan (SERP) investment	1.3	1.3
Other current assets	13.2	15.6

	75.0	98.1

7. Other intangible assets, net

	March 31,	December 31,
	2006	2005
	$’M	$’M

Intellectual property rights acquired	973.4	978.9
Less: Accumulated amortization	(259.3)	(249.6)

	714.1	729.3

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at March 31, 2006 will be approximately $90 million for each of the five years to March 31, 2011. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

8. Accounts payable and accrued expenses

	March 31,	December 31,
	2006	2005
	$’M	$’M

Trade accounts payable	45.0	71.0
Accrued rebates - Medicaid	87.4	83.6
Accrued rebates – Managed care	24.8	21.8
Sales return reserve	30.6	31.8
Accrued bonuses	23.0	39.4
Accrued coupons	9.2	5.2
Research and development accruals	21.0	22.1
Marketing accrual	26.8	17.4
Accrued royalties	3.7	4.7
Accrued rent	6.8	7.3
Deferred revenue	9.7	11.8
Reorganization accrual	2.7	3.4
Accrued settlement costs	13.0	13.0
Other accrued expenses	97.7	99.3

	401.4	431.8

9. Other current liabilities

	March 31,	December 31,
	2006	2005
	$’M	$’M

Income taxes payable	113.1	93.6
Sales tax payable	3.6	3.8
SERP	1.3	1.3
Other accrued liabilities	7.9	7.3

	125.9	106.0

10. Commitments and contingencies

(a) Leases

Future minimum lease payments presented below include principal lease payments and other fixed executory fees under lease arrangements as at March 31, 2006:

Operating
leases
$’M

2006	18.0
2007	23.9
2008	23.1
2009	20.4
2010	16.3
2011	14.1
Thereafter	27.8

143.6

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2016. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $6.0 million for the three months to March 31, 2006 (2005: $6.6 million).

(ii) Restricted cash in respect of leases

As at March 31, 2006 the Company had $5.5 million of restricted cash held as collateral for certain equipment leases (December 31, 2005: $5.5 million).

(b) Letters of credit and guarantees

As at March 31, 2006, the Company had the following letters of credit:

(i) an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $15.0 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit; and

(ii) an irrevocable standby letter of credit with Bank of America in the amount of $8.0 million, providing security on the payment of lease obligations. The Company has restricted cash of $8.0 million, as required by this letter of credit.

(c) Commitments

(i) DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA (MTS), Shire has an obligation to make certain payments to Noven on the achievement of the following milestones: $50 million upon the US Food and Drug Administration’s (FDA’s) approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. The Company received final regulatory approval from the FDA on April 6, 2006 and the Company paid the $50 million milestone to Noven shortly thereafter.

(ii) NRP104

In connection with the Company’s collaboration with New River Pharmaceuticals, Inc. (New River) to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones: up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labeling; $100 million on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. In December 2005, New River filed a New Drug Application (NDA) for NRP104, which was accepted for review by the FDA in January 2006, triggering a $50 million milestone payment, which the Company paid to New River in February 2006.

(iii) FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMED Inc. in 2004, the Company has outstanding commitments to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries for the assignment of the European patents and $6 million upon receipt of regulatory approval in Japan.

(iv) R&D milestones

As at March 31, 2006 the Company had commitments of $15.5 million (December 31, 2005: $18.0 million) on achievement of specified milestones payable for products under development in-licensed from third parties, of which $4.1 million is committed to be paid in 2006.

(v) TKT shareholders seeking appraisal rights

As at March 31, 2006 appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see section (d) below. As at March 31, 2006 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $13.0 million that may be awarded by the Court. Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

(vi) Contract manufacturing

As at March 31, 2006 the Company had committed to pay approximately $27.2 million in respect of contract manufacturing over the next twelve months.

(vii) Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $24.8 million (December 31, 2005: $25.2 million) of which $5.1 million is committed to be paid in 2006 and a further $19.7 million could be payable in 2006, depending on the timing of capital calls.

(viii) Manufacturing facilities

The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend $3.1 million in 2006, and has an additional commitment of $1.7 million for the design and construction of a technology center at Owings Mills, which will be incurred in 2006.

(ix) Basingstoke, UK expansion

The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at March 31, 2006 the Company had an outstanding commitment of $7.0 million, which will be incurred in 2006.

(d) Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. As at March 31, 2006 provisions for litigation losses, insurance claims and other disputes totalled $26.8 million (December 31, 2005: $27.8 million).

(i) Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc, (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006. On March 10, 2006 a trial date was set for October 30, 2006.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr's ANDA, subject to satisfaction by Barr of the FDA's requirements. Barr could be in a position to market its ANDA products upon receipt of final FDA approval.

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

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents in respect of the additional strengths.

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

Under the terms of the settlement agreement, Impax will be permitted to market generic versions of ADDERALL XR in the United States no later than January 1, 2010 and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic. No payments to Impax are involved in the settlement agreement. The settlement agreement, which was effective January 19, 2006, was submitted to the United States Federal Trade Commission (FTC) for its review, as required by law, and the FTC has not taken any action to date.

(iii) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. Teva has yet to file an answer. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified by a Paragraph IV letter that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and ‘570 Patents. Shire is currently reviewing the details of Corepharma’s Paragraph IV notice letter.

Gene Activated Glucocerebrosidase (“GA-GCB”)

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at March 31, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

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

11. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

		Adjusted
3 months to March 31,	2006	2005
	$M	$’M

Income from continuing operations	20.5	12.3
Gain on disposition of discontinued operations	40.6	3.1

Numerator for basic and diluted earnings per share	61.1	15.4

Weighted average number of shares:	No. of shares	No. of shares
	Millions	Millions

Basic	503.2	499.0
Effect of dilutive shares:
Stock options	6.5	1.3
Warrants	0.6	0.3

Diluted	7.1	1.6

	510.3	500.6

For the three months ended March 31, 2006, 2.2 million stock-based awards (2005: 7.7 million) were not included in the calculation of the diluted weighted average number of shares due to their anti-dilutive impact, because the exercise prices exceeded the Company’s average share price during the calculation period.

12. Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performances.

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

	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
3 months to March 31, 2006	$’M	$’M	$’M	$’M	$’M

Product sales	346.0	-	346.0	-	346.0
Royalties	-	61.0	61.0	-	61.0
Other revenues	-	-	-	4.0	4.0

Total revenues	346.0	61.0	407.0	4.0	411.0

Cost of product sales(1)	62.0	-	62.0	-	62.0
Research and development(1)	127.4	-	127.4	-	127.4
Selling, general and administrative(1)	182.0	-	182.0	-	182.0
Depreciation and amortization (2)	22.9	-	22.9	-	22.9
Integration costs	2.3	-	2.3	-	2.3

Total operating expenses	396.6	-	396.6	-	396.6

Operating (loss)/income	(50.6)	61.0	10.4	4.0	14.4

Total assets	2,821.1	58.6	2,879.7	-	2,879.7
Long lived assets	1,458.1	-	1,458.1	-	1,458.1
Capital expenditure on long lived
assets	27.2	-	27.2	-	27.2

(1) Stock-based compensation of $9.0 million is included in: cost of product sales ($0.8 million), research and development ($1.5 million) and selling, general and administrative ($6.7 million).

(2) Depreciation from manufacturing plants ($1.1 million) is included in cost of product sales.

	Adjusted		Adjusted
	Pharmaceutical		Segment		Adjusted
	Products	Royalties	Sub-total	All Other	Total
3 months to March 31, 2005	$’M	$’M	$’M	$’M	$’M

Product sales	269.4	-	269.4	-	269.4
Royalties	-	58.3	58.3	-	58.3
Other revenues	-	-	-	6.0	6.0

Total revenues	269.4	58.3	327.7	6.0	333.7

Cost of product sales(1)	33.6	-	33.6	-	33.6
Research and development(1)	110.6	-	110.6	1.5	112.1
Selling, general and administrative(1)	163.2	-	163.2	-	163.2
Depreciation and amortization (2)	13.6	-	13.6	-	13.6
Reorganization costs	2.9	-	2.9	-	2.9

Total operating expenses	323.9	-	323.9	1.5	325.4

Operating income	(54.5)	58.3	3.8	4.5	8.3

Total assets	2,642.1	57.1	2,699.2	-	2,699.2
Long lived assets	804.0	-	804.0	-	804.0
Capital expenditure on long lived
assets	41.7	-	41.7	-	41.7

(1) Stock-based compensation of $6.5 million is included in: cost of product sales ($0.3 million), research and development ($0.6 million) and selling, general and administrative ($5.6 million).

(2) Depreciation from manufacturing plants ($0.8 million) is included in cost of product sales.

13. Related parties

In April 2006, Shire BioChem Inc. (BioChem) contributed cash of $4.3 million (CAN$ 5.0 million) to ViroChem Pharma Inc. in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem had an indirect substantial interest in a company, which is a co-investor of ViroChem Pharma Inc.

14. Share-based compensation

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based compensation to employees. The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to adopt the modified retrospective application method as provided by SFAS No. 123R and accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R.

The following table shows the total stock-based compensation expense (see below for types of stock-based awards) included in the statements of operations:

3 months to March 31,		Adjusted
	2006	2005
	$M	$M

Cost of product sales	0.8	0.3
Research and development	1.5	0.6
Selling, general and administrative	6.7	5.6

Total operating expenses	9.0	6.5
Income tax credit	(2.5)	(1.4)

Total charge to net income	6.5	5.1

As at March 31, 2006 $30.5 million of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a weighted average period of 2 years.

There were no capitalized stock-based compensation costs at March 31, 2006 and 2005.

As previously discussed, the Company elected to adopt SFAS No. 123R under the modified retrospective application method. As a result, the financial statement amounts for the three months to March 31, 2005 presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The impact of this retrospective application is as follows:

3 months to March 31, 2005		As previously
	Adjusted	reported
	$’M	$’M

Income from continuing operations before income taxes and equity
in losses of equity method investees	17.9	24.4
Income from continuing operations	12.3	17.4
Net income	15.4	20.5

Per share amounts:
Net income per common share - basic	3.1 c	4.1 c
Net income per common share - diluted	3.1 c	4.1 c

At December 31, 2005		As previously
	Adjusted	reported
	$’M	$’M

Additional paid-in capital	1,327.5	1,205.3

Retained earnings	249.2	371.4

Share-based compensation plans

Historically the Company has granted options to directors and employees over ordinary shares under six stock option plans. On November 28, 2005 the ordinary shareholders of Shire approved the adoption of the Shire plc Portfolio Share Plan (Parts A and B), a new share-based compensation plan, which provides for stock-settled share appreciation rights and performance share awards to be made to directors and employees over ordinary shares and American depositary shares. No further awards will be made under the previous stock option plans.

The following awards were outstanding as at March 31, 2006:

			Expiration period
			from
	Compensation type	Number of awards	date of issue	Vesting period

				3 years, subject to
Executive Scheme	Stock options	922,552	7 to 10 years	performance criteria

2000 Executive				3 years, subject to
Scheme	Stock options	20,777,445	10 years	performance criteria

Sharesave Scheme	Stock options	324,581	6 months after vesting	3 or 5 years

Stock Purchase Plan	Stock options	640,777	On vesting date	27 months

				Immediate on acquisition
SLI Plan	Stock options	1,119	10 years	by Shire

				Immediate on acquisition
BioChem Plan	Stock options	3,518,838	10 years	by Shire

Total stock option
awards		26,185,312

Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ordinary shares	449,490	5 years	executive directors only

Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ADSs (1)	2,773,176	5 years	executive directors only

Total Portfolio Share
Plan - Part A		3,222,666

				3 years, subject to
Portfolio Share Plan -	Performance shares			performance criteria for
Part B		-	n/a	executive directors only

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

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision (such that six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria). It is intended that no further options will be granted under the Executive Scheme.

(ii) Shire plc 2000 Executive Share Option Scheme (2000 Executive Scheme)

Options granted under this scheme before August 2002 are exercisable subject to performance criteria. If Shire’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option becomes exercisable in full. If it increases by at least 14.5% per annum over the same three-year period, 60% of the options granted become exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

In August 2002 the vesting conditions were amended to ensure they reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate to adopt performance criteria based on earnings per share based measures. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items (option EPS). An option would become exercisable in full if Shire’s option EPS growth over a three-year period from the date of award exceeds the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s option EPS growth has fallen short of the minimum annual average percentage increase over the three year period from grant, has been changed. The performance condition will be retested once only, at five years after the grant. Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

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

A summary of the status of the Company’s stock option plans as at March 31, 2006 and of the related transactions during the quarter then ended is presented below:

3 months to March 31, 2006	Weighted		Aggregate
	average		intrinsic
	exercise price	Number of	value
	£	shares	£’M

Outstanding as at beginning of period	5.85	28,470,739
Granted	n/a	-
Exercised	4.28	(1,835,944)
Forfeited	8.72	(449,483)

Outstanding as at end of period	5.91	26,185,312	83.0

Exercisable as at end of period	6.04	10,737,582	34.8

Options outstanding as at March 31, 2006 have the following characteristics:

			Weighted		Weighted average
		Weighted	average exercise		exercise price of
Number of		average	price of options	Number of	options
options	Exercise prices	remaining	outstanding	options	exercisable
outstanding	£	life	£	exercisable	£

4,712,623	0.01 – 4.00	6.5	3.48	4,346,361	3.45
13,693,105	4.01 – 6.00	8.0	5.37	1,473,654	5.23
5,705,630	6.01 – 10.00	4.0	7.05	3,658,839	7.19
2,073,954	10.01 – 13.00	3.8	11.83	1,258,728	12.57

26,185,312				10,737,582

(b) Stock-settled share appreciation rights

Portfolio Share Plan – Part A

Stock-settled share appreciation rights (SARs) granted under the Portfolio Share Plan – Part A are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups (considered a market-based condition for the purpose of estimating the fair value of awards). For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to performance conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

A summary of the status of the Company’s stock-settled share appreciation rights as at March 31, 2006 and of the related transactions during the periods then ended is presented below:

	Weighted		Aggregate
Ordinary shares SARs	average		intrinsic
3 months to March 31, 2006	exercise price	Number of	value
	£	shares	£’M

Outstanding as at beginning of period	7.17	449,490
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding as at end of period	7.17	449,490	0.7

Exercisable as at end of period	n/a	-	n/a

Stock-settled share appreciation rights over ordinary shares outstanding as at March 31, 2006 have the following characteristics:

Weighted
		Weighted	average exercise		Weighted
Number of		average	price of SARs	Number of	average exercise
SARs	Exercise prices	remaining	outstanding	SARs	price of SARs
outstanding	£	life	£	exercisable	exercisable

449,490	6.01 – 10.00	4.6	7.17	-	n/a

	Weighted		Aggregate
American depositary shares SARs	average		intrinsic
3 months to March 31, 2006	exercise price	Number of	value
	$	ADSs	$’M

Outstanding as at beginning of period	37.80	937,392
Granted	-	-
Exercised	-	-
Forfeited	37.70	(13,000)

Outstanding as at end of period	37.80	924,392	4.6

Exercisable as at end of period	n/a	-	n/a

Stock-settled share appreciation rights over American depositary shares outstanding as at March 31, 2006 have the following characteristics:

			Weighted		Weighted
		Weighted	average exercise		average exercise
Number of		average	price of SARs		price of SARs
SARs	Exercise prices	remaining	outstanding	Number of SARs	exercisable
outstanding	$	life	$	exercisable	$

924,392	35.01 – 40.00	4.6	37.80	-	n/a

(c) Performance share plan

Portfolio Share Plan – Part B

Performance share awards granted under the Portfolio Share Plan – Part B are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups (considered a market-based condition for the purpose of estimating the fair value of awards). For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

At March 31, 2006 no awards had been made.

(d) Valuation methodologies

The Company estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock –based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No awards were granted during the three months to March 31, 2006 or March 31, 2005.

(e) Exercises of employee stock-based awards

The total intrinsic value of stock-based awards exercised during the three months to March 31, 2006 and 2005, was $14.0 million and $6.5 million, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $13.8 million and $16.2 million, respectively. In connection with these exercises, the excess tax benefits realized by the Company and charged to Additional Paid-in Capital for the three months to March 31, 2006 and 2005 were $1.2 million and $0.2 million, respectively.

The Company settles employee stock award exercises primarily with newly listed common shares and, occasionally, with shares held in an employee share ownership plan (ESOP). The number of shares held in the ESOP at March 31, 2006 was 0.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on central nervous system (CNS), gastrointestinal (GI), human genetic therapies (HGT) and general products (GP). The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small-scale sales force will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Significant events in the three months to March 31, 2006

ADDERALL XR patent litigation

Barr Laboratories, Inc.

On March 10, 2006, the Company announced that in its pending litigation with Barr, involving alleged infringement of certain Shire patents, the court scheduled the bench trial to commence on October 30, 2006.

Third notice letter from Teva

In January 2006, Shire received a third notice letter that Teva Pharmaceuticals, Inc. (Teva) had further amended its initial ANDA filed in January 2005, to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the Shire US patents, No’s 6,322,819 (the ‘819 Patent) and 6,605,300 (the ‘300 Patent). On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania alleging that all of Teva’s ANDA products infringe both the ‘819 and ‘300 Patents. The lawsuit will trigger a stay of FDA approval of Teva’s 25mg strength product for up to 30 months from the date of Shire’s receipt of Teva’s notice.

Settlement of Impax litigations

On January 19, 2006, Shire settled its ADDERALL XR patent infringement lawsuits with Impax. The litigations involved Shire US patents, Nos. 6,322,819 (the ‘819 Patent), 6,605,300 (the ‘300 Patent) and 6,913,768 (the ‘768 Patent). As part of the settlement, Impax has confirmed that its proposed generic ADDERALL XR product infringes Shire’s ‘819, ‘300 and ‘768 Patents and that the three patents are valid and enforceable. Under the terms of the settlement, Impax will be permitted to market generic versions of ADDERALL XR in the US no later than January 1, 2010 and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic. No payments to Impax are involved in the settlement agreement.

NRP104

On January 26, 2006, the FDA accepted New River’s NDA for NRP104 for review. As a result, a $50 million milestone payment due from the Company to New River was paid in February 2006.

ELAPRASE

In November 2005, the Company submitted a Biologics License Application (BLA) to the FDA which was accepted for priority review in January 2006. The expected Prescription Drug User Fee Act (PDUFA) date is May 25, 2006.

MESAVANCE

The Company submitted applications for marketing approval to a number of European regulatory agencies in February 2006 and also filed a New Drug Submission with Health Canada in January 2006.

IDB loan repayment

On February 10, 2006, the Company received notice from IDB that it intended to repay in full all of its loan drawings for injectable flu development of $70.6 million, together with accrued and capitalized interest of $8.1 million, see Note 3 to the Company’s consolidated financial statements. The Company received the $78.7 million outstanding on February 14, 2006. The $29.4 million pipeline developement tranche of the loan facility is still outstanding.

CARBATROL litigation

On March 30, 2006, the Company was notified that Corepharma had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 100mg, 200mg and 300mg strengths of CARBATROL prior to the expiration date of US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). Shire is currently reviewing the details of Corepharma’s Paragraph IV notice letter.

CARBATROL

A promotional services agreement for the US market with Impax was signed in January 2006. The agreement will take effect from July 2006.

Acquisition of Orpham Labs SA

On March 23, 2006, Shire acquired Orpham Labs SA, an Argentine company, for $0.8 million to be used in the registration, quality control and distribution of HGT products in South America. Shire has filed a registration application for its lead product REPLAGAL for Fabry disease with Administracion Nacional Medicamentos, Alimentos y Tecnologia Medica, the health authority in Argentina. Shire anticipates continued growth in the Latin American market, with the addition of new employees and the eventual market entry of its drug ELAPRASE for Hunter syndrome.

SFAS No. 123R adoption

From January 1, 2006, Shire has been required to adopt SFAS No. 123R in accounting for share-based compensation. This accounting standard applies a fair value methodology in quantifying the accounting charge associated with the grant of share-based compensation to employees which will be allocated across cost of product sales, R&D, and selling, general and administrative costs. The Company has adopted SFAS No. 123R according to the modified retrospective method. As a result, 2005 comparative figures have been retrospectively adjusted.

Recent developments

ADDERALL XR - Citizen Petition

On April 20, 2006, Shire received correspondence from the FDA informing Shire that the FDA has not yet resolved the issues raised in Shire’s pending ADDERALL XR Citizen Petition. The correspondence states that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot be reached at this time. The FDA’s interim response is in accordance with FDA regulations concerning Citizen Petitions.

DAYTRANA for ADHD was approved by the FDA on April 6, 2006. As part of the agreement between Shire and Noven for DAYTRANA, Shire paid $50 million to Noven upon FDA approval shortly thereafter.

Research and development

Products in pre-launch at March 31, 2006

DYNEPO: DYNEPO was approved in the EU in March 2002 and is indicated in the treatment of anemia in patients with chronic renal failure. Shire expects to commence a staged launch in Europe of the product in the first half of 2007.

Products in registration at March 31, 2006

DAYTRANA : On December 23, 2005, the Company received an approvable letter from the FDA for DAYTRANA. Following this, Shire made a complete Class 1 resubmission on February 9, 2006. The Company received final regulatory approval for DAYTRANA from the FDA on April 6, 2006 and expects to commence launch in mid 2006.

Products in registration at March 31, 2006

ELAPRASE: On November 23, 2005, the Company submitted a BLA with the FDA for idursulfase. In January 2006 the filing was accepted for Priority Review by the FDA. The expected PDUFA date is May 25, 2006.

ELAPRASE: On December 1, 2005, the Company submitted a MAA to the EMEA for idursulfase for the treatment of Hunter Syndrome. Review of a MAA by the EMEA typically takes 12 months.

NRP104: On December 6, 2005, New River filed a NDA with the FDA for NRP104 for the treatment of ADHD in pediatric populations (ages 6-12).

MESAVANCE: On December 22, 2005, the Company submitted a NDA to the FDA for MESAVANCE for the treatment of ulcerative colitis. The PDUFA date is set for October 2006.

MESAVANCE: The Company submitted applications for marketing approval to a number of European regulatory agencies and also filed a New Drug Submission with Health Canada for MESAVANCE for the treatment of ulcerative colitis in February and January 2006 respectively.

Products in late stage development as at March 31, 2006

SPD503 for ADHD (P3): FDA filing is anticipated in 2006 and;
SPD465 for ADHD (P3): FDA filing is anticipated in 2006.

Products in early stage development as at March 31, 2006

GA-GCB for Gaucher disease (P1/P2): In April 2004, TKT initiated a clinical trial to evaluate the safety and clinical activity of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced in the last quarter of 2005 and, based on these positive results, Shire intends to commence a pivotal P3 clinical trial in 2006.

Results of operations for the three months to March 31, 2006 and 2005

The results for the three months to March 31, 2005 have been retrospectively adjusted to reflect the adoption of SFAS 123R.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2006	2005	change
	$M	$M	%

Product sales	346.0	269.4	+28
Royalties	61.0	58.3	+5
Other	4.0	6.0	-33

Total	411.0	333.7	+23

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	US prescription
	2006	2005	growth	growth
	$M	$M	%	%

CNS
ADDERALL XR	206.1	145.6	+42	+10
ADDERALL	9.1	9.4	-3	n/a
CARBATROL	14.1	16.9	-17	-13

GI
PENTASA	28.1	26.2	+7	-1
COLAZIDE	2.3	2.1	+10	n/a

GP
AGRYLIN/XAGRID
NORTH AMERICA	1.4	19.9	-93	-90
ROW	12.1	12.1	-	n/a
FOSRENOL	7.8	4.9	+59	+128
CALCICHEW	10.4	8.1	+28	n/a
REMINYL/REMINYL XL	4.2	2.9	+45	n/a
SOLARAZE	3.3	2.4	+38	n/a
LODINE	3.0	3.0	-	n/a

HGT
REPLAGAL *	25.8	-	n/a	n/a

Other product sales	18.3	15.9	+15	n/a

Total product sales	346.0	269.4	+28

* REPLAGAL was acquired in the acquisition of TKT which was completed on July 27, 2005.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, March 2006. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with a market share of 26% in March 2006 (2005: 25%). The US ADHD market grew 5% overall compared to the same period in 2005. These factors contributed to a 10% growth in US prescriptions for ADDERALL XR for the three months to March 31, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the three months to March 31, 2006 were $206.1 million, an increase of 42% compared to the same period in 2005 (2005: $145.6 million). Product sales growth was higher than prescription growth due mainly to the impact of price increases in August 2005 and significantly lower levels of pipeline de-stocking compared with Q1 2005.

During October 2005 Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. In January 2006 Shire chose to file a supplemental amendment to its original Citizen Petition, which included additional clinical data in support of the original filing. On April 20, 2006 Shire received correspondence from the FDA informing Shire that the FDA has not yet resolved the issues raised in Shire’s pending ADDERALL XR Citizen Petition. The correspondence states that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot be reached at this time. The FDA’s interim response is in accordance with FDA regulations concerning Citizen Petitions.

On February 9, 2006 an FDA Advisory Committee recommended to the FDA that risk information about cardiovascular events be included in a "black box warning" for all stimulant medicines used to treat ADHD. In making its recommendation, the Advisory Committee recognized that the reported incidence rates of the rare serious cardiovascular adverse events that were discussed by the Committee are generally within the rates that would be expected from the untreated general population. ADDERALL XR and ADDERALL already include a "black box warning" in their labels for safety concerns related to amphetamine abuse or misuse and also warn of the risk of sudden death in patients with structural cardiac abnormalities. On March 22, 2006 another FDA Advisory Committee met and discussed the same issue, as well as psychiatric adverse events for all medicines used to treat ADHD. This second Advisory Committee determined that a "black box warning," as recommended at the February 9, 2006 meeting, was not warranted. In addition, this second Advisory Committee recommended that increased warnings for certain psychiatric events should be incorporated as class labeling for all ADHD medicines. The FDA is not obligated to follow the recommendations of the Advisory Committees. Shire will work with the FDA to continue to ensure that the prescribing information for ADDERALL and ADDERALL XR is appropriate and takes into account the available safety data.

In October 2005 Shire announced that it had filed a lawsuit against Barr and Impax with respect to US patent No. 6,913,768 (‘768). Shire believes that both Barr’s and Impax’s generic ADDERALL XR products infringe the ‘768 patent claims. The case was filed in the Southern District of New York. On January 19, 2006 Shire settled all of its ADDERALL XR patent infringement lawsuits with Impax. There will be no 30-month stay associated with the filing of the ‘768 patent case. The ‘768 patent is directed to pharmaceutical compositions comprising a once-a-day sustained release formulation of at least one amphetamine salt for the treatment of ADHD. Barr has moved to dismiss the ‘768 lawsuit action asserting that there is no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. No decision has yet been made. The earlier filed case against Barr involving the ‘819 and ‘300 patents is scheduled to go to trial on October 30, 2006.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the three months to March 31, 2006 were down 13% compared to the same period in 2005. This was primarily due to limited promotion of the product and supply constraints during 2005 leading to a 3% decrease in Shire’s market share of the total US extended release carbamazepine prescription market to 42% in March 2006 (2005: 45%) and a 6% decrease in that market as a whole.

Sales of CARBATROL for the three months to March 31, 2006 were $14.1 million, a decrease of 17% compared to the same period in 2005 (2005: $16.9 million). The difference between the decrease in sales and the lower levels of prescriptions is due to higher sales deductions in Q1 2006.

Patent litigation proceedings with Nostrum Pharmaceuticals, Inc. (Nostrum) relating to CARBATROL are ongoing. No trial date has been set. Nostrum’s 30-month stay under the Hatch-Waxman Act expired on February 6, 2006. Accordingly, the FDA may approve Nostrum’s ANDA.

On March 30, 2006 the Company was notified that Corepharma LLC had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths. Shire is currently reviewing the details of the notice letter.

For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

PENTASA had a 17% share of the total US oral mesalamine prescription market in March 2006 (March 2005: 18%), a market that grew 4% compared with the same period in 2005. US prescriptions for the three months to March 31, 2006, were down 1% compared to the same period in 2005, due to reduced promotional activity in Q1 2006.

Sales of PENTASA for the three months to March 31, 2006 were $28.1 million, an increase of 7% compared to the same period in 2005 (2005: $26.2 million). The difference between sales growth and the lower levels of prescriptions is due to the impact of the January 2006 price increase and a change in the product sales mix from the 250mg to 500mg dose strength.

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the three months to March 31, 2006 were $13.5 million, down 58% compared to the same period in 2005 (2005: $32.0 million).

North American sales were $1.4 million (2005: $19.9 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

For the Rest of the World (all sales outside North America) sales were $12.1 million (2005: $12.1 million). The impact of unfavorable exchange rate movements during the quarter offset a 6% increase in sales as expressed in the transaction currencies (XAGRID is primarily sold in Euros).

FOSRENOL

US prescriptions for the three months to March 31, 2006 were up 128% compared to the same period in 2005. This was primarily due to FOSRENOL increasing its share of the total US phosphate binding market, which in March 2006 was 9% (2005: 6%), in a market that had itself grown 10% over the same period. FOSRENOL was launched in the US in January 2005.

Sales of FOSRENOL for the three months to March 31, 2006 were $7.8 million, an increase of 59% compared to the same period in 2005. The difference between sales growth and prescription growth is due mainly to a decrease in pipeline inventory as the new higher dose strengths launch stocks shipped to wholesalers in the US in December 2005 were sold in Q1 2006, and higher sales deductions.

FOSRENOL was launched in Austria, Ireland, Sweden and Denmark in December 2005. Shire continues its discussions relating to FOSRENOL with regulatory authorities and reimbursement agencies across Europe and other regions and further launches are expected in European markets over the next few months, subject to obtaining national approvals and concluding pricing and reimbursement negotiations.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which was completed on July 27, 2005. Product sales for the three months to March 31, 2006 were $25.8 million. The majority of REPLAGAL sales are in Europe. Pre-acquisition sales for the three months to March 31, 2005 were $22.5 million. The increase in sales of 15% is primarily due to greater European coverage by an increased number of sales representatives.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian Dollars, Pounds Sterling, Swedish Kronor and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

		3 months to
	3 months to	March 31,		3 months to
	March 31,	2006 sales		March 31,
	2006 sales in	growth in	Impact of	2006 sales
	US dollars	local	translation	growth in US
	$M	currency	to US dollars	dollars

AGRYLIN/XAGRID sales in Euros	7.5	+11%	-10%	+1%
AGRYLIN/XAGRID sales in Pounds sterling	4.6	+7%	-8%	-1%
CALCICHEW sales in Pounds sterling	9.3	+35%	-10%	+25%
REMINYL and REMINYL XL sales in Pounds
sterling	3.9	+58%	-11%	+47%

Notes
Revenue growth analysis does not include sales of:

  ADDERALL XR in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005; and
  REPLAGAL sales of $25.8 million in Euros and Swedish Kronor. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue increased by 5% to $61.0 million for the three months to March 31, 2006 (2005: $58.3 million) as a result of growth in sales. The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2006	2005	change
	$M	$M	%

3TC	39.5	39.4	-
ZEFFIX	7.7	6.5	+18
Others	13.8	12.4	+10

Total	61.0	58.3	5

3TC

Royalties from sales of 3TC for the three months to March 31, 2006 were $39.5 million (2005: $39.4 million). This increase was due to the continued growth in the nucleoside analog market for HIV, offset by the impact of unfavorable exchange rate movements during the quarter.

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the three months to March 31, 2006 were $305 million, an increase of 2% compared to the same period in 2005 (2005: $298 million).

ZEFFIX

Royalties from sales of ZEFFIX for the three months to March 31, 2006 were $7.7 million (2005: $6.5 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the three months to March 31, 2006 were $67 million, an increase of 20% compared to the same period in 2005 (2005: $56 million).

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen Pharmaceutical N.V. (Janssen), an affiliate of Johnson and Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire previously co-promoted REMINYL with Janssen and acquired the exclusive marketing rights from May 2004.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, are growing well in the Alzheimer’s market.

Cost of product sales

For the three months to March 31, 2006 the cost of product sales amounted to 18% of product sales (2005: 12%). The decrease in gross margin is primarily due to the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales relates entirely to acquired inventories, which in accordance with US GAAP have been accounted for at fair value, estimated to be 97% of the expected sales price of REPLAGAL. Accordingly, little or no margin will be reflected for REPLAGAL sales until all acquired finished goods have been sold (anticipated Q3 2006). For the three months to March 31, 2006 the cost of product sales for REPLAGAL included a $23.6 million adjustment in respect of the acquired inventory. This fair value adjustment increased Shire’s cost of product sales by 7%.

Research and development (R&D)

R&D expenditure increased from $112.1 million in the three months to March 31, 2005 to $127.4 million for the three months to March 31, 2006. The increase was primarily due to the addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB).

Expressed as a percentage of total revenues, R&D expenditure was 31% for the three months to March 31, 2006 (2005: 34%). In both periods payments have been made to New River of $50 million for in-licensing NRP104; these have been expensed in accordance with the Company’s accounting policy. The New River payment in the three months to March 31, 2006, represented 12% of total revenues (2005: 15%).

Shire’s pipeline is now well advanced with six projects in late stage development or registration.

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $176.8 million in the three months to March 31, 2005 to $204.9 million in the three months to March 31, 2006, an increase of 16%. As a percentage of product sales, SG&A expenses were 59% (2005: 66%).

3 months to March 31,		Adjusted
	2006	2005	Change
	$M	$M	%

Sales costs	51.0	45.3	+13
Marketing costs	74.9	69.7	+7
Other SG&A costs	56.1	48.2	+16

	182.0	163.2	+12
Depreciation and amortization(1)	22.9	13.6	+68

Total SG&A costs	204.9	176.8	+16

(1) Excludes depreciation from manufacturing plants of $1.1 million (2005: $0.8 million) which is included in cost of product sales.

SG&A expenses increased from $163.2 million in the three months to March 31, 2005 to $182.0 million in the three months to March 31, 2006 an increase of 12%. As a percentage of product sales, SG&A expenses were 53% (2005: 61%) reflecting the increased ADDERALL XR sales for the quarter.

The depreciation charge for the three months to March 31, 2006 was $9.2 million (2005: $4.4 million). Amortization charges, including the amortization on acquired products, were $13.7 million for the three months to March 31, 2006 (2005: $9.2 million). The increase in both depreciation and amortization is primarily due to the increase in the asset base as a result of the TKT acquisition.

Integration costs

For the three months to March 31, 2006 the Company incurred $2.3 million of costs associated with the integration of the TKT business into the Shire group (2005: $nil). This included retention payments for key staff of $1.6 million, IT costs of $0.3 million and other costs of $0.4 million.

Interest income

For the three months to March 31, 2006 the Company received interest income of $14.2 million (2005: $9.7 million).

In Q1 2005, interest income primarily related to interest received on Shire’s cash balances.

In Q1 2006, interest income comprised $7.9 million of interest received on cash balances together with $6.3 million of interest recognized following the repayment by IDB of a $70.6 million loan (of the $8.1 million of interest received from IDB in the quarter, $1.8 million was recognized in previous periods). Interest received on cash balances is lower than in Q1 2005 due to the interest foregone on net TKT acquisition payments of $1.1 billion being partially offset by higher interest rates in Q1 2006.

Interest expense

For the three months to March 31, 2006 the Company incurred interest expense of $5.6 million (2005: $nil). In 2006, this expense primarily relates to a provision for interest, which may be awarded by the court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.

Taxation

The effective rate of tax for the three months to March 31, 2006 was 28% (2005: 30%). At March 31, 2006 net deferred tax assets of $126.0 million were recognized (December 2005: $116.2 million).

Equity in earnings/(losses) of equity method investees

Net earnings of $3.5 million were recorded for the three months to March 31, 2006 (2005: net losses of $0.2 million). This comprised earnings of $1.6 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $1.4 million), and $1.9 million being the Company’s share of earnings in the GeneChem and EGS Healthcare Funds (2005: loss of $1.6 million).

Discontinued operations

During the three months to March 31, 2006, IDB repaid $70.6 million, being the injectable flu development tranche of the $100.0 million development loan facility provided to IDB as part of their acquisition of Shire’s vaccine business. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding.

At the time of the disposal, a provision of $70.0 million was charged to discontinued operations on the basis that there was no certainty of recovery of this amount. The $70.0 million provision was allocated against all of the pipeline development tranche ($29.4 million) and against $40.6 million of the $70.6 million injectable flu development tranche. Accordingly, a gain on disposition of discontinued operations of $40.6 million (2005: $3.1 million) was recognized on repayment of the loan by IDB.

The repayment of the $70.6 million injectable flu tranche had no tax effect.

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

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, the remaining costs of acquiring TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to seek to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the debt facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash), as at March 31 2006 and March 31, 2005:

	March 31,	December 31,
	2006	2005
	$’M	$’M

Cash and cash equivalents	842.4	656.5
Short term investments	1.5	6.9

Gross cash funds	843.9	663.4
Total debt	-	(0.1)

Net cash funds	843.9	663.3

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2006 was $123.4 million compared to $6.3 million for the three months to March 31, 2005. The increase in cash generation is primarily due to the timing of working capital payments.

Net cash provided by investing activities was $47.8 million in the three months to March 31, 2006. Decreases in short-term investments of $5.5 million and proceeds of $70.6 million from the repayment of loans made to IDB were mainly offset by capital expenditure on property, plant and equipment of $26.5 million. Capital expenditure on property, plant and equipment included $10.0 million on IT projects in the US; $4.0 million on buildings, $2.6 million on computer equipment, and $1.3 on software at the Basingstoke Head office; $1.0 million on computer equipment for the Shire US headquarters at Wayne, Pennsylvania; and $3.5 million of factory construction work and $0.7 million of plant equipment for Shire US Manufacturing Inc. in the US.

Net cash provided by investing activities was $8.5 million in the three months to March 31, 2005. Proceeds of $60 million for the redemption by IDB of its subscription receipts and $8.3 million of decreases in short-term investments and restricted cash were offset primarily by loans made to IDB of $20.3 million, capital expenditure on property, plant and equipment of $20.0 million and a $19.0 million final payment in respect of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004. Capital expenditure on property, plant and equipment included $10.6 million leasehold building improvements and $2.1 million on computer equipment for the new Shire US headquarters at Wayne, Pennsylvania; $2.9 million on software purchases at the Basingstoke Head Office; and $2.7 million of factory construction work and $0.7 million of plant equipment for Shire Manufacturing Inc. in the US.

Net cash provided by financing activities was $12.9 million for the three months to March 31, 2006. This was primarily due to proceeds of $13.8 million from the exercise of employee stock options offset by payments to acquire treasury stock of $2.0 million. Net cash provided by financing activities was $16.4 million for the three months to March 31, 2005 due mainly to proceeds from the exercise of employee stock options.

The total cash consideration for the acquisition of TKT is expected to be approximately $1.6 billion, subject to change as may be required by the appraisal rights process. As at March 31, 2006 shareholders owning approximately 24.8 million TKT shares had accepted the offer and $916.9 million had been paid to them, $83.9 million was paid in connection with TKT stock options and $170.1 million in connection with convertible notes, outstanding at the date of acquisition. Following the exercise of appraisal rights by former holders of approximately the 11.3 million shares of TKT common stock, the remaining $419.9 million, together with any interest that the Court may award, will be paid subject to the appraisal process outlined in Item 1 of Part II of this Form 10-Q. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

As a result of the acquisition of TKT, cash balances have been significantly reduced and interest receivable on available cash balances has decreased accordingly.

Obligations and commitments

Contractual obligations

At March 31, 2006 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2005 Form 10-K as follows:

Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $24.8 million (December 31, 2005: $25.2 million) of which $5.1 million is committed to be paid in 2006 and a further $19.7 million could be payable in 2006, depending on the timing of capital calls.

Manufacturing facilities

The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend $3.1 million in 2006, and has an additional commitment of $1.7 million for the design and construction of a technology center at Owings Mills, which will be incurred in 2006.

Basingstoke, UK expansion

The Company is in the process of expanding its UK headquarters at Basingstoke, UK. As at March 31, 2006, the Company had an outstanding commitment of $7.0 million, which will be incurred in 2006.

In addition to contractual obligations referred to above the Company has certain milestones and other commitments. The most significant are as follows:

DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA (MTS) Shire has an obligation to make certain payments to Noven on the achievement of the following milestones: $50 million upon FDA approval of the product, which will be capitalized and amortized over its useful economic life; and up to $75 million, linked to future sales performance. The Company received final regulatory approval from the FDA on April 6, 2006 and the Company paid the $50 million milestone to Noven shortly thereafter.

NRP104

In connection with the Company’s collaboration with New River to commercialize NRP104, the Company has an obligation to make certain payments on the achievement of the following milestones: up to $300 million following the first commercial sale of the product, depending on the characteristics of the approved product labeling; $100 million on achieving a significant sales target; and $5 million following the first commercial sale in certain specified EU markets. In December 2005, New River filed a NDA for NRP104, which was accepted for review by the FDA in January 2006, triggering a $50 million milestone payment, which the Company paid to New River in February 2006.

FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMED Inc. in 2004, the Company has outstanding commitments to pay AnorMED Inc. $6 million when FOSRENOL is approved in certain European countries for the assignment of the European patents and $6 million upon receipt of regulatory approval in Japan.

R&D milestones

As at March 31, 2006, the Company had commitments of $15.5 million (December 31, 2005: $18.0 million) on achievement of specified milestones payable for products under development in-licensed from third parties, of which $4.1 million is committed to be paid in 2006.

Contract manufacturing

As at December 31, 2005 the Company had committed to pay approximately $27.2 million in respect of contract manufacturing over the next twelve months.

TKT shareholders seeking appraisal rights

As at March 31, 2006, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see Part II: Legal Proceedings. As at March 31, 2006 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $13.0 million that may be awarded by the Court. Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability.

For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

Critical accounting estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the period covered by this quarterly report the Company adopted SFAS No. 123R, which requires the Company to measure stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Management estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model.

No stock options or stock-settled share appreciation rights were granted in the three months to March 31, 2006. In the three months to December 31, 2005 (the most recent quarter stock awards were granted), the following assumptions were used to estimate the fair value of stock-based compensation:

Three months to December 31,	2005

Risk-free interest rate	4.52 – 4.59%
Expected dividend yield	0.6%
Expected life	SARs: 4 years
Options: 7 years
Weighted average expected volatility	44-49%
Forfeiture rate	5% per annum

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Group’s interest rate or market risk of investments exposure since December 31, 2005. The acquisition of TKT has increased the Group’s exposure to foreign exchange market risk due to an increase in the amount of non US Dollar net assets and earnings. This is being managed in line with the Company’s existing treasury policies. Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2005 contains a detailed discussion of the Group’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

As at March 31, 2006, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i) Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc, (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006. On March 10, 2006 a trial date was set for October 30, 2006.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr's ANDA, subject to satisfaction by Barr of the FDA's requirements. Barr could be in a position to market its ANDA products upon receipt of final FDA approval.

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

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents in respect of the additional strengths.

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

Under the terms of the settlement agreement, Impax will be permitted to market generic versions of ADDERALL XR in the United States no later than January 1, 2010 and will pay Shire a royalty from those sales. In certain situations, such as the launch of another generic version of ADDERALL XR, Impax may be permitted to enter the market as Shire’s authorized generic. No payments to Impax are involved in the settlement agreement. The settlement agreement, which was effective January 19, 2006, was submitted to the United States Federal Trade Commission (FTC) for its review, as required by law, and the FTC has not taken any action to date.

(iii) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. Teva has yet to file an answer. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified by a Paragraph IV letter that Corepharma LLC had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and ‘570 Patents. Shire is currently reviewing the details of Corepharma’s Paragraph IV notice letter.

Gene Activated Glucocerebrosidase (“GA-GCB”)

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at March 31, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that the remaining demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits

3.1	Articles of Association of Shire Pharmaceuticals Group plc as amended by special resolution on October 28, 2005(1).

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to Shire’s Form 10Q filed on November 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC

(Registrant)

Date:

May 5, 2006		/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date:

May 5, 2006		/s/ Angus Russell

	By:	Angus Russell
Chief Financial Officer