Form 10-Q
period 2006-06-30
Shire plc
filed 2006-08-04
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006.

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

As at July 28, 2006 the number of outstanding ordinary shares of the Registrant was 499,759,085.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to the impact of those on Shire's Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including but not limited to, legal challenges relating to Shire's ADHD franchise; government regulation and approval, including but not limited to the expected product approval dates of SPD503 (ADHD), SPD465 (ADHD), MESAVANCE (ulcerative colitis), and NRP104 (ADHD), including its scheduling classification by the Drug Enforcement Administration in the United States; Shire's ability to benefit from the acquisition of Transkaryotic Therapies Inc.; Shire's ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire's and its predecessor registrant Shire Pharmaceuticals Group plc's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005, and its Quarterly Report on Form 10-Q for the financial period ended March 31, 2006.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR®	(mixed salts of a single-entity amphetamine)
ADDERALL®	(mixed salts of a single-entity amphetamine)
AGRYLIN®	(anagrelide hydrochloride)
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine extended-release capsules)
COLAZIDE®	(balsalazide)
DAYTRANA™	(methylphenidate transdermal system)
ELAPRASE™	(idursulfase)
EQUETRO™	(carbamazepine extended-release capsules)
FOSRENOL®	(lanthanum carbonate)
GENE-ACTIVATED®
LODINE®	(etodolac)
MESAVANCE™	(mesalamine)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SOLARAZE®	(3% diclofenac sodium (3%w/w))
XAGRID®	(anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC	(trademark of GlaxoSmithKline (GSK))
DYNEPO	(trademark of Sanofi-Aventis GmbH)
PENTASA	(trademark of Ferring AS)
RAZADYNE	(trademark of Johnson & Johnson)
RAZADYNE ER	(trademark of Johnson & Johnson)
REMINYL XL	(trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
REMINYL	(trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
ZEFFIX	(trademark of GSK)

SHIRE PLC
Form 10-Q for the six months to June 30, 2006

Table of contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

			(1)Adjusted
		June 30,	December 31,
		2006	2005
	Notes	$’M	$’M

ASSETS
Current assets:
Cash and cash equivalents		885.1	656.5
Restricted cash		29.5	30.6
Short-term investments		1.5	6.9
Accounts receivable, net	5	309.2	329.9
Inventories	6	123.5	136.0
Deferred tax asset		72.3	54.2
Prepaid expenses and other current assets	7	77.2	98.1

Total current assets		1,498.3	1,312.2

Investments		62.8	50.2
Property, plant and equipment, net		267.3	234.0
Goodwill		376.4	367.6
Other intangible assets, net	8	755.5	729.3
Deferred tax asset		45.8	62.0
Other non-current assets		10.1	42.9

Total assets		3,016.2	2,798.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	448.9	431.8
Liability to dissenting shareholders	12	439.2	427.6
Other current liabilities	10	137.0	106.0

Total current liabilities		1,025.1	965.4

Long-term debt, excluding current instalments		-	0.1
Other non-current liabilities		37.3	43.4

Total liabilities		1,062.4	1,008.9

Commitments and contingencies	12

(1) Retrospectively adjusted following the adoption of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R); see notes 1 and 16 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

			(1)Adjusted
		June 30,	December 31,
		2006	2005
	Notes	$’M	$’M

Shareholders’ equity:
Common stock of 5p par value; 18,314.0 million shares authorized;
and 499.2 million shares issued and outstanding (2005: 495.7
million)		43.0	42.7
Exchangeable shares: 1.8 million shares issued and outstanding
(2005: 2.2 million)		84.8	101.2
Treasury stock		(4.8)	(2.8)
Additional paid-in capital		1,380.0	1,327.5
Accumulated other comprehensive income		101.8	71.5
Retained earnings		349.0	249.2

Total shareholders’ equity		1,953.8	1,789.3

Total liabilities and shareholders’ equity		3,016.2	2,798.2

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			(1) Adjusted		(1) Adjusted
		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
	Notes	$’M	$’M	$’M	$’M

Revenues:
Product sales		376.0	351.6	722.0	621.0
Royalties		60.4	62.6	121.4	120.9
Other revenues		2.7	10.4	6.7	16.4

Total revenues		439.1	424.6	850.1	758.3

Costs and expenses:
Cost of product sales		61.6	42.3	123.6	75.9
Research and development		72.6	66.0	200.0	178.1
Selling, general and administrative		221.1	179.2	426.0	356.0
Intangible asset impairment		-	3.0	-	3.0
Integration costs	3	1.6	-	3.9	-
Reorganization costs		-	-	-	2.9

Total operating expenses		356.9	290.5	753.5	615.9

Operating income		82.2	134.1	96.6	142.4

Interest income		10.0	11.3	24.2	21.0
Interest expense		(6.5)	(1.2)	(12.1)	(1.2)
Other (expense)/income, net		(1.9)	0.8	(1.4)	0.7

Total other income, net		1.6	10.9	10.7	20.5

Income from continuing operations before
income taxes and equity in earnings of equity
method investees		83.8	145.0	107.3	162.9
Income taxes		(23.3)	(36.0)	(29.8)	(41.4)
Equity in earnings of equity method investees		0.8	0.9	4.3	0.7

Income from continuing operations		61.3	109.9	81.8	122.2
Gain on disposition of discontinued operations (net
of income tax expense of $nil and $nil respectively)	4	-	-	40.6	3.1

Net income		61.3	109.9	122.4	125.3

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

			(1) Adjusted		(1) Adjusted
		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
	Notes	$’M	$’M	$’M	$’M

Earnings per share - basic
Income from continuing operations		12.2c	22.0c	16.2c	24.5c
Gain on disposition of discontinued operations		-	-	8.1c	0.6c

		12.2c	22.0c	24.3c	25.1c

Earnings per share – diluted
Income from continuing operations		12.0c	22.0c	16.0c	24.5c
Gain on disposition of discontinued operations		-	-	8.0c	0.6c

		12.0c	22.0c	24.0c	25.1c

Weighted average number of shares (millions):
Basic	13	504.4	499.7	503.7	499.3
Diluted	13	509.5	500.2	509.8	499.8

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumu-
		Common		Exchange-			lated
		Stock		able			other		Total
		Number	Exchange-	Shares		Additional	compre-		share-
	Common	of	able	number of	Treasury	paid-in	hensive	Retained	holders’
	Stock	Shares	Shares	Shares	stock	capital	income	earnings	equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M

As at January 1,
2006 (adjusted(1))	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	249.2	1,789.3

Net income for the
period	-	-	-	-	-	-	-	122.4	122.4

Foreign currency
translation	-	-	-	-	-	-	31.7	-	31.7

Exchange of
exchangeable
shares	0.1	1.1	(16.4)	(0.4)	-	16.3	-		-

Options exercised	0.2	2.4	-	-	-	17.5	-	-	17.7

Stock option
compensation	-	-	-	-	-	16.7	-	-	16.7

Excess tax benefit
associated with
exercise of stock
options	-	-	-	-	-	2.0	-	-	2.0

Treasury stock		-	-	-	(2.0)	-	-	-	(2.0)

Unrealized
holding loss on
available-for-sale
securities	-	-	-	-	-	-	(1.4)	-	(1.4)

Dividends	-	-	-	-	-	-	-	(22.6)	(22.6)

As at June 30,
2006	43.0	499.2	84.8	1.8	(4.8)	1,380.0	101.8	349.0	1,953.8

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2006 the Company declared and paid dividends totalling 4.419 US cents per ordinary share, equivalent to 13.257 US cents per American Depositary Share, and 15.222 Canadian cents per exchangeable share.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(1) Adjusted		(1) Adjusted
	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$’M	$’M	$’M	$’M

Net income	61.3	109.9	122.4	125.3

Other comprehensive income:
Foreign currency translation adjustments	26.3	(28.5)	31.7	(38.4)
Unrealized holding loss on available-for-sale securities	(1.7)	(2.4)	(1.4)	(8.9)

Comprehensive income	85.9	79.0	152.7	78.0

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

The components of accumulated other comprehensive income as at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	$’M	$’M

Foreign currency translation adjustments	94.0	62.3
Unrealized holding gain on available-for-sale securities	7.8	9.2

Accumulated other comprehensive income	101.8	71.5

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

		(1) Adjusted
	6 months to	6 months to
	June 30,	June 30,
	2006	2005
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	122.4	125.3
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization:
Cost of product sales	2.1	1.7
SG&A	46.7	27.8
Share-based compensation	16.7	13.0
Movement in deferred taxes	(1.0)	(11.0)
Write down of long-term assets	2.0	10.5
Equity in earnings of equity method investees	(4.3)	(0.8)
Gain on disposition of discontinued operations	(40.6)	(3.1)
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in accounts receivable	13.8	(27.8)
Increase in sales deduction accrual	13.0	20.4
Decrease/(increase) in inventory	8.3	(6.5)
Decrease in prepayments and other current assets	18.1	8.4
Decrease/(increase) in other assets	2.8	(0.7)
Increase in accounts payable and other liabilities	54.8	38.5
Increase/(decrease) in deferred revenue	6.0	(7.8)
Cash flow from discontinued operations	-	(0.4)

Net cash provided by operating activities (A)	260.8	187.5

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	5.5	244.0
Movement in restricted cash	1.1	(0.3)
Purchase of subsidiary undertaking, net of cash acquired	(0.8)	-
Purchase of long-term investments	(9.3)	(7.5)
Purchase of property, plant and equipment	(50.6)	(44.1)
Purchase of intangible assets	(50.2)	(20.0)
Proceeds from sale of property, plant and equipment	0.8	0.1
Loan repaid by/(made to) ID Biomedical Corporation (IDB)	70.6	(29.9)
Proceeds from sale of vaccines business	-	62.2
Returns of investments	0.3	2.4

Net cash (used)/provided by investing activities (B)	(32.6)	206.9

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		(1) Adjusted
	6 months to	6 months to
	June 30,	June 30,
	2006	2005
	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes	(0.1)	-
Proceeds from exercise of options	17.7	18.5
Excess tax benefit of share-based compensation, charged directly to equity	2.0	1.4
Payment of dividend	(22.6)	(19.1)
Payments to acquire treasury stock	(2.0)	-

Net cash (used)/provided by financing activities (C)	(5.0)	0.8

Effect of foreign exchange rate changes on cash
and cash equivalents (D)	5.4	(4.5)

Net increase in cash and cash equivalents (A+B+C+D)	228.6	390.7
Cash and cash equivalents at beginning of period	656.5	1,111.5

Cash and cash equivalents at end of period	885.1	1,502.2

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

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

(c)     Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. As at June 30, 2006 the Company had no outstanding stock options or Share Appreciation Rights (SARs) with market-based performance conditions. The Company estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model with the following weighted average assumptions:

  Risk-free interest rate - US Federal Reserve treasury constant maturities rate consistent with vesting period;

  Expected dividend yield – measured as the average annualised dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

  Expected life – the average of the vesting period and the expiration period from the date of issue of the award; and

  Weighted average expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the stock-based awards at date of the award.

The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

The expense is recorded in cost of product sales; research and development; and selling, general and administrative in the statement of operations based on the employees’ respective functions.

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

(d)     Accounting pronouncements adopted during the period

SFAS 123R

On January 1, 2006 the Company adopted SFAS No. 123R which requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$’M	$’M	$’M	$’M

Cost of product sales	0.7	0.3	1.5	0.6
Research and development	1.3	0.6	2.8	1.2
Selling, general and administrative	5.7	5.6	12.4	11.2

Total operating expenses	7.7	6.5	16.7	13.0
Tax benefit	(0.3)	(0.2)	(0.9)	(1.6)

Total charge to net income	7.4	6.3	15.8	11.4

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

(e)     New accounting pronouncements to be adopted in future periods

FIN 48

In July 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007. The Company is currently assessing FIN 48 and has not yet determined the impact that the adoption of this interpretation will have on its financial position or results of operations.

EITF 06-3

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding the issue “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of the issue includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company is currently reviewing the impact this Issue will have on its financial statement disclosure.

2.     Business combinations: TKT acquisition

During the three months to June 30, 2006, the Company finalized the allocation of the purchase price in respect of the acquisition of TKT, which completed on July 27, 2005.

As a result, goodwill in respect of the TKT acquisition increased by $5.9 million to $172.3 million following the recognition of certain assets and liabilities, net of related deferred tax liabilities, as the fair values of these assets and liabilities are now reasonably estimable.

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

Integration costs in the three months to June 30, 2006 were:

		Costs recorded in	Paid in
	Opening	3 months to	3 months to
	liability	June 30, 2006	June 30, 2006	Closing liability
	$’M	$’M	$’M	$’M

Employee severance and retention
payments for key TKT employees	1.3	0.4	-	1.7
Information technology costs	-	0.5	(0.5)	-
Other	-	0.7	(0.7)	-

Current liabilities	1.3	1.6	(1.2)	1.7

Integration costs in the six months to June 30, 2006 were:

		Costs recorded in	Paid in
	Opening	6 months to	6 months to
	liability	June 30, 2006	June 30, 2006	Closing liability
	$’M	$’M	$’M	$’M

Employee severance and retention
payments for key TKT employees	5.9	2.0	(6.2)	1.7
Information technology costs	-	0.8	(0.8)	-
Other	0.2	1.1	(1.3)	-

	6.1	3.9	(8.3)	1.7

Current Liabilities	5.3	3.9	(7.5)	1.7
Other long-term liabilities	0.8	-	(0.8)	-

	6.1	3.9	(8.3)	1.7

4.     Reorganizations

Disposal of the vaccines business

On September 9, 2004 the Company completed the disposal of its vaccines business to ID Biomedical Corporation (IDB). As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million. Drawings under the loan facility were segregated into two components: (i) drawings for injectable flu development of $70.6 million and (ii) drawings for pipeline development of $29.4 million. As at December 31, 2005 the whole $100 million facility had been drawn.

On February 14, 2006 the Company received $78.7 million from IDB, being the full repayment of the $70.6 million injectable flu development drawings, together with accrued interest of $8.1 million. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding and is fully provided against.

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

  settlement of the loan receivable balance of $31.6 million (being the unprovided component of the injectable flu development loan, plus recognised and accrued interest); and

  interest income of $6.5 million (being interest earned in Q1 2006 of $1.0 million and $5.5 million of interest earned but provided for in previous periods).

The repayment of the $70.6 million injectable flu tranche had no tax effect. There were no further developments in respect of the IDB loan in Q2, 2006.

5.     Accounts receivable, net

Trade receivables at June 30, 2006 of $309.2 million (December 31, 2005: $329.9 million), are stated net of a provision for doubtful accounts and discounts of $8.4 million (December 31, 2005: $9.7 million).

Provision for doubtful accounts and discounts:

	2006	2005
	$’M	$’M

As at January 1,	9.7	4.3
Provision charged to operations	34.2	27.0
Provision utilization	(35.5)	(22.1)

As at June 30,	8.4	9.2

6. Inventories, net
	June 30,	December 31,
	2006	2005
	$’M	$’M

Finished goods	58.9	63.3
Work-in-process	42.6	53.9
Raw materials	22.0	18.8

	123.5	136.0

7.     Prepaid expenses and other current assets

	June 30,	December 31,
	2006	2005
	$’M	$’M

Prepaid expenses	23.0	30.2
Income tax receivable	15.5	40.8
Sales taxes receivable	16.0	10.2
Insurance receivable	4.9	-
Supplemental Executive Retirement Plan (SERP) investment	1.3	1.3
Other current assets	16.5	15.6

	77.2	98.1

8. Other intangible assets, net
	June 30,	December 31,
	2006	2005
	$’M	$’M

Intellectual property rights acquired	1,031.1	978.9
Less: Accumulated amortization	(275.6)	(249.6)

	755.5	729.3

During the six months to June 30, 2006 the Company acquired intangible assets totalling $50.2 million, with a weighted average amortization period of ten years.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at June 30, 2006 will be approximately $65 million for each of the five years to June 30, 2011. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.     Accounts payable and accrued expenses

	June 30,	December 31,
	2006	2005
	$’M	$’M

Trade accounts payable	28.6	71.0
Accrued rebates – Medicaid	102.8	83.6
Accrued HMO rebates	22.7	21.8
Sales return reserve	23.7	31.8
Accrued bonuses	24.3	39.4
Accrued coupons	3.4	5.2
Research and development accruals	23.8	22.1
Marketing accrual	39.4	17.4
Accrued royalties	4.3	4.7
Accrued rent	5.4	7.3
Deferred revenue	21.2	11.8
Reorganization accrual	4.8	3.4
Accrued settlement costs	28.0	13.0
Other accrued expenses	116.5	99.3

	448.9	431.8

10. Other current liabilities

	June 30,	December 31,
	2006	2005
	$’M	$’M

Income taxes payable	117.0	93.6
Sales tax payable	5.4	3.8
SERP	1.3	1.3
Other accrued liabilities	13.3	7.3

	137.0	106.0

11.     Long-term debt

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving facility in an aggregate amount of $500 million (“Facility A”); and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million. The 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B”), has been extended for a further 364 days.

12.     Commitments and contingencies

(a)     Leases

Future minimum lease payments presented below include lease payments and other fixed executory fees under lease arrangements as at June 30, 2006:

Operating
leases
$’M

2006	13.8
2007	28.2
2008	26.4
2009	22.9
2010	20.0
2011	15.3
Thereafter	30.4

157.0

(i)   Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $13.0 million for the six months to June 30, 2006 (2005: $9.6 million).

(ii)   Restricted cash in respect of leases

As at June 30, 2006 the Company had $6.5 million of restricted cash held as collateral for certain equipment leases (December 31, 2005: $5.5 million), and $7.8 million providing security on the payment of property lease obligations (December 31, 2005: $7.9 million).

(b) Letters of credit and guarantees

As at June 30, 2006, the Company had the following letters of credit:

(i)   an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $15.0 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.0 million, as required by this letter of credit; and

(ii)   an irrevocable standby letter of credit with Bank of America in the amount of $7.8 million, providing security on the payment of property lease obligations.

(c) Commitments

(i)   DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (Noven) of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to pay Noven up to $75 million, linked to future sales performance. DAYTRANA received final regulatory approval from the US Food and Drug Administration (FDA) on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven, which has been capitalized. Amortization of this amount, together with the upfront milestone payment of $25 million made in 2003 commenced on the date of launch and will continue over the useful economic life of the product.

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

(iv)   R&D milestones

As at June 30, 2006 the Company had commitments of $17.2 million (December 31, 2005: $18.0 million) on achievement of specified milestones payable for products under development in-licensed from third parties, of which $4.1 million could be paid in 2006, depending on the achievement of certain milestones.

(v)   Contract manufacturing

As at June 30, 2006 the Company had committed to pay approximately $23.1 million in respect of contract manufacturing over the next twelve months.

(vi)   Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.4 million (December 31, 2005: $25.2 million) of which $0.8 million is committed to be paid in 2006 and a further $15.6 million could be payable in 2006, depending on the timing of capital calls.

(vii)   Manufacturing facilities

The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend $2.1 million in 2006 (in respect of these manufacturing facilities), and has an additional commitment of $0.5 million for the design and construction of a technology center at Owings Mills, which will be incurred in 2006.

(viii)   Basingstoke, UK expansion

The Company is in the process of expanding its headquarters in Basingstoke, UK. As at June 30, 2006 the Company had an outstanding commitment of $4.9 million, which will be incurred in 2006.

(d) Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. As at June 30, 2006 provisions for litigation losses, insurance claims and other disputes totalled $42.3 million (December 31, 2005: $27.8 million).

(i)   Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005 and the most recent Quarterly Report on Form 10-Q for the financial period ended March 31, 2006. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K and to the most recent Quarterly Report on Form 10-Q are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i)   Barr Laboratories, Inc.

There are no material updates to the following disclosure concerning Barr Laboratories, Inc. since the most recent Quarterly Report on Form 10-Q for the financial period ended March 31, 2006, however it is repeated here for reference.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. Shire is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. Shire is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005 the Court continued the final pre-trial conference to March 10, 2006. On March 10, 2006 a trial date was set for October 30, 2006.

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

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringment of US Patent No. 6,913,768 (the ‘768 Patent), which issued on July 5, 2005. The Company is seeking an injunction to prevent Barr from commercializing its ANDA products before the expiration of the ‘768 Patent, and in the event that Barr should engage in such commercialization, the Company is seeking damages and its attorneys’ fees and costs. Barr moved to dismiss this action asserting that there is no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. No decision on this motion has yet been made.

(ii)   Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. Teva has yet to file an Answer. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. The parties have been directed by the Court to propose a schedule for expert depositions and claim construction briefing. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.

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

(ii)   Corepharma LLC

On March 30, 2006 the Company was notified by a Paragraph IV letter that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and ‘570 Patents. On May 17, 2006, Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of the ‘013 and ‘570 Patents.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at June 30, 2006 former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that petitioners’ demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

As at June 30, 2006 the Company had recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $19.3 million that may be awarded by the Court.

The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have asserted appraisal rights. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability. The trial date has been set for April 23, 2007.

13.     Earnings per share

The following table reconciles income from continuing operations to the numerator for basic and diluted earnings per share and presents the weighted average ordinary shares outstanding used for basic and diluted earnings per share for the periods presented:

		(1) Adjusted		(1) Adjusted
	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$’M	$’M	$’M	$’M

Income from continuing operations	61.3	109.9	81.8	122.2
Gain on disposition of discontinued operations	-	-	40.6	3.1

Numerator for basic and diluted earnings per share	61.3	109.9	122.4	125.3

	No. of	No. of	No. of	No. of
Weighted average number of shares:	shares	shares	shares	shares
	Millions	Millions	Millions	Millions

Basic	504.4	499.7	503.7	499.3
Effect of dilutive shares:
Stock options	4.6	0.3	5.5	0.2
Warrants	0.5	0.2	0.6	0.3

	5.1	0.5	6.1	0.5

Diluted	509.5	500.2	509.8	499.8

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 16 for additional information.

For the three months and the six months ended June 30, 2006, 2.9 million stock-based awards (2005: 6.9 million) were not included in the calculation of the diluted weighted average number of shares due to their anti-dilutive impact, because the exercise prices exceeded the Company’s average share price during the calculation period.

14.     Segmental reporting

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

	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
3 months to June 30, 2006	$’M	$’M	$’M	$’M	$’M

Product sales	376.0	-	376.0	-	376.0
Royalties	-	60.4	60.4	-	60.4
Other revenues	-	-	-	2.7	2.7

Total revenues	376.0	60.4	436.4	2.7	439.1

Cost of product sales(1)	61.6	-	61.6	-	61.6
Research and development(1)	72.6	-	72.6	-	72.6
Selling, general and administrative(1)	197.3	-	197.3	-	197.3
Depreciation and amortization(2)	23.8	-	23.8	-	23.8
Integration costs	1.6	-	1.6	-	1.6

Total operating expenses	356.9	-	356.9	-	356.9

Operating income	19.1	60.4	79.5	2.7	82.2

Total assets	2,969.2	47.0	3,016.2	-	3,016.2
Long lived assets	1,517.9	-	1,517.9	-	1,517.9
Capital expenditure on long lived assets	82.9	-	82.9	-	82.9

(1) Stock-based compensation of $7.7 million is included in: cost of product sales ($0.7 million), research and development ($1.3 million) and selling, general and administrative ($5.7 million).
(2) Depreciation from manufacturing plants ($1.1 million) is included in cost of product sales.

	(1) Adjusted		(1) Adjusted
	Pharmaceutical		Segment		(1) Adjusted
	Products	Royalties	Sub-total	All Other	Total
3 months to June 30, 2005	$’M	$’M	$’M	$’M	$’M

Product sales	351.6	-	351.6	-	351.6
Royalties	-	62.6	62.6	-	62.6
Other revenues	-	-	-	10.4	10.4

Total revenues	351.6	62.6	414.2	10.4	424.6

Cost of product sales(1)	42.3	-	42.3	-	42.3
Research and development(1)	64.5	-	64.5	1.5	66.0
Selling, general and administrative(1)	159.1	-	159.1	-	159.1
Depreciation and amortization(2)(3)	20.1	-	20.1	-	20.1
Intangible asset impairment	3.0	-	3.0	-	3.0

Total operating expenses	289.0	-	289.0	1.5	290.5

Operating income	62.6	62.6	125.2	8.9	134.1

Total assets	2,739.9	58.8	2,798.7	-	2,798.7
Long lived assets	778.9	-	778.9	-	778.9
Capital expenditure on long lived assets	29.9	-	29.9	-	29.9

(1) Stock-based compensation of $6.5 million is included in: cost of product sales ($0.3 million), research and development ($0.6 million) and selling, general and administrative ($5.6 million).
(2) Depreciation from manufacturing plants ($0.9 million) is included in cost of product sales.
(3) Includes property, plant and equipment write-downs of $5.9 million

	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
6 months to June 30, 2006	$’M	$’M	$’M	$’M	$’M

Product sales	722.0	-	722.0	-	722.0
Royalties	-	121.4	121.4	-	121.4
Other revenues	-	-	-	6.7	6.7

Total revenues	722.0	121.4	843.4	6.7	850.1

Cost of product sales(1)	123.6	-	123.6	-	123.6
Research and development(1)	200.0	-	200.0	-	200.0
Selling, general and administrative(1)	379.3	-	379.2	-	379.2
Depreciation and amortization (2)	46.7	-	46.8	-	46.8
Integration costs	3.9	-	3.9	-	3.9

Total operating expenses	753.5	-	753.5	-	753.5

Operating (loss)/income	(31.5)	121.4	89.9	6.7	96.6

Total assets	2,969.2	47.0	3,016.2	-	3,016.2
Long lived assets	1,517.9	-	1,517.9	-	1,517.9
Capital expenditure on long lived assets	110.1	-	110.1	-	110.1

(1) Stock-based compensation of $16.7 million is included in: cost of product sales ($1.5 million), research and development ($2.8 million) and selling, general and administrative ($12.4 million).
(2) Depreciation from manufacturing plants ($2.1 million) is included in cost of product sales.

	Adjusted		Adjusted
	Pharmaceutical		Segment		Adjusted
	Products	Royalties	Sub-total	All Other	Total
6 months to June 30, 2005	$’M	$’M	$’M	$’M	$’M

Product sales	621.0	-	621.0	-	621.0
Royalties	-	120.9	120.9	-	120.9
Other revenues	-	-	-	16.4	16.4

Total revenues	621.0	120.9	741.9	16.4	758.3

Cost of product sales(1)	75.9	-	75.9	-	75.9
Research and development(1)	175.1	-	175.1	3.0	178.1
Selling, general and administrative(1)	322.3	-	322.3	-	322.3
Depreciation and amortization (2) (3)	33.7	-	33.7	-	33.7
Intangible asset impairment	3.0	-	3.0	-	3.0
Reorganization costs	2.9	-	2.9	-	2.9

Total operating expenses	612.9	-	612.9	3.0	615.9

Operating income	8.1	120.9	129.0	13.4	142.4

Total assets	2,739.9	58.8	2,798.7	-	2,798.7
Long lived assets	778.9	-	778.9	-	778.9
Capital expenditure on long lived assets	71.7	-	71.7	-	71.6

(1)	Stock-based compensation of $13.0 million is included in: cost of product sales ($0.6 million), research and development ($1.2 million) and selling, general and administrative ($11.2 million).
(2)	Depreciation from manufacturing plants ($1.7 million) is included in cost of product sales.
(3)	Includes property, plant and equipment write-downs of $5.9 million

In the periods set out below, revenues by major product were as follows:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$’M	$’M	$’M	$’M

ADDERALL XR	220.7	205.4	426.8	351.0
PENTASA	34.5	31.0	62.6	57.2
REPLAGAL	28.3	-	54.1	-
CARBATROL	16.2	21.8	30.3	38.7
AGRYLIN/XAGRID	16.1	29.6	29.6	61.6
CALCICHEW	11.7	10.1	22.1	18.2
ADDERALL	9.8	12.0	18.9	21.4
FOSRENOL	6.2	9.9	13.9	14.8
Other	32.5	31.8	63.7	58.1

	376.0	351.6	722.0	621.0

15.     Related parties

Shire BioChem Inc. (BioChem) contributed cash of $8.1 million (CAN$ 5.0 million in April 2006, and CAN$ 4.0 million in June 2006) to ViroChem Pharma Inc. in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem had an indirect substantial interest in a company, which is a co-investor of ViroChem Pharma Inc..

16.     Stock-based compensation

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123R, which establishes accounting for stock-based compensation to employees. The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to adopt the modified retrospective application method as provided by SFAS No. 123R and accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R.

The following table shows the total stock-based compensation expense (see below for types of stock-based awards) included in the statements of operations:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$’M	$’M	$’M	$’M

Cost of product sales	0.7	0.3	1.5	0.6
Research and development	1.3	0.6	2.8	1.2
Selling, general and administrative	5.7	5.6	12.4	11.2

Total operating expenses	7.7	6.5	16.7	13.0
Tax benefit	(0.3)	(0.2)	(0.9)	(1.6)

Total charge to net income	7.4	6.3	15.8	11.4

As at June 30, 2006 $27.9 million of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a weighted average period of 2 years.

There were no capitalized stock-based compensation costs at June 30, 2006 and 2005.

As previously discussed, the Company elected to adopt SFAS No. 123R under the modified retrospective application method. As a result, the financial statement amounts for the six months and three months to June 30, 2005 presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The impact of this retrospective application is as follows:

	3 months to June 30, 2005		6 months to June 30, 2005
		As previously		As previously
	Adjusted	reported	Adjusted	reported
	$’M	$’M	$’M	$’M

Income from continuing operations before income
taxes, equity in losses of equity method investees	145.0	151.5	162.9	175.9
Income from continuing operations	109.9	116.2	122.2	133.5
Net income	109.9	116.2	125.3	136.7

Per share amounts:
Net income per common share - basic	22.0c	23.2c	25.1c	27.4c
Net income per common share - diluted	22.0c	23.0c	25.1c	27.1c

				As previously
At December 31, 2005			Adjusted	reported
			$’M	$’M

Additional paid-in capital			1,327.5	1,205.3
Retained earnings			249.2	371.4

The cumulative effect of the accounting change arising from the adoption of SFAS No.123R on shareholder’s equity as at January 1, 2006 increased additional paid in capital to $1,327.5m from $1,205.3m as previously reported, and decreased retained earnings to $249.2m from $371.4m as previously reported.

Stock-based compensation plans

Historically the Company has granted options to directors and employees over ordinary shares under six stock option plans. On November 28, 2005 the ordinary shareholders of Shire approved the adoption of the Shire plc Portfolio Share Plan (Parts A and B), a new stock-based compensation plan, which provides for stock-settled share appreciation rights and performance share awards to be made to directors and employees over ordinary shares and American depositary shares. No further awards will be made under the previous stock option plans.

The following awards were outstanding as at June 30, 2006:

			Expiration period
	Compensation type	Number of	from	Vesting period
		awards	date of issue

				3 years, subject to
Executive Scheme	Stock options	840,189	7 to 10 years	performance criteria
				3 years, subject to
2000 Executive Scheme	Stock options	20,280,451	10 years	performance criteria

Sharesave Scheme	Stock options	313,369	6 months after vesting	3 or 5 years

Stock Purchase Plan	Stock options	640,777	On vesting date	27 months
				Immediate on acquisition
SLI Plan	Stock options	1,119	10 years	by Shire
				Immediate on acquisition
BioChem Plan	Stock options	3,483,793	10 years	by Shire

Total stock option
awards		25,559,698

Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ordinary shares	611,297	5 years	executive directors only
Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ADSs (1)	3,384,195	5 years	executive directors only

Total Portfolio Share
Plan - Part A		3,995,492

				3 years, subject to
Portfolio Share Plan -				performance criteria for
Part B	Performance shares	-	n/a	executive directors only

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

On February 28, 2000 the Remuneration Committee of the Board exercised its powers to amend the terms of the Executive Share Option Scheme so as to include a cliff vesting provision (such that six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria). No further options will be granted under the Executive Scheme.

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

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operated. Given Shire’s development, it was considered appropriate that an earnings per share-based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items (option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s option EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s option EPS growth falls short of the minimum annual average percentage increase over the three year period from grant, was changed. From 2004 the performance condition is to be retested once only, at five years after the grant. Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

No further options will be granted under the 2000 Executive Scheme.

(iii)     Shire Pharmaceuticals Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted to UK employees and have an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts.

(iv)     Shire plc Employee Stock Purchase Plan (Stock Purchase Plan)

Under the Stock Purchase Plan, options are granted to employees located outside the UK and have an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. The offering period is for 27 months.

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

A summary of the status of the Company’s stock option plans as at June 30, 2006 and of the related transactions during the 6 months ended June 30, 2006 is presented below:

	Weighted		Aggregate
	average		intrinsic
	exercise price	Number of	value
	£	shares	£’M

Outstanding as at beginning of period	5.85	28,470,739
Granted	n/a	-
Exercised	4.20	(2,373,954)
Forfeited/expired	9.24	(537,087)

Outstanding as at end of period	5.93	25,559,698	58.1

Exercisable as at end of period	6.40	10,908,905	24.0

Options outstanding as at June 30, 2006 have the following characteristics:

			Weighted		Weighted average
		Weighted	average exercise		exercise price of
Number of		average	price of options	Number of	options
options	Exercise prices	remaining	outstanding	options	exercisable
outstanding	£	life (Years)	£	exercisable	£

4,312,447	0.01-4.00	6.2	3.49	3,950,710	3.45
13,588,481	4.01-6.00	7.8	5.38	1,432,270	5.24
5,678,771	6.01-10.00	3.8	7.06	3,626,980	7.20
1,979,999	10.01-13.00	3.5	11.82	1,898,945	11.87

25,559,698				10,908,905

(b) Stock-settled share appreciation rights

Portfolio Share Plan – Part A

Stock-settled share appreciation rights (SARs) granted under the Portfolio Share Plan – Part A are exercisable subject to certain performance criteria. In respect of any award made to executive directors, performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups (considered a market-based condition for the purpose of estimating the fair value of awards). For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Remuneration Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to performance conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

A summary of the status of the Company’s stock-settled share appreciation rights as at June 30, 2006 and of the related transactions during the 6 months ended June 30, 2006 is presented below:

Ordinary share SARS	Weighted		Aggregate
6 months to June 30, 2006	average		intrinsic
	exercise price	Number of	value
	£	shares	£’M

Outstanding as at beginning of period	7.17	449,490
Granted	8.65	194,500
Exercised	-	-
Forfeited	7.15	(32,693)

Outstanding as at end of period	7.64	611,297	0.3

Exercisable as at end of period	n/a	-	n/a

Stock-settled share appreciation rights over ordinary shares outstanding as at June 30, 2006 have the following characteristics:

Weighted
		Weighted	average exercise		Weighted
Number of		average	price of SARs	Number of	average exercise
SARs	Exercise prices	remaining	outstanding	SARs	price of SARs
outstanding	£	life (Years)	£	exercisable	exercisable

611,297	6.01-10.00	4.4	7.64	-	n/a

American depositary share SARS	Weighted		Aggregate
6 months to June 30, 2006	average		intrinsic
	exercise price	Number of	value
	$	ADSs	$’M

Outstanding as at beginning of period	37.80	937,392
Granted	47.97	216,007
Exercised	-	-
Forfeited	37.70	(25,334)

Outstanding as at end of period	39.74	1,128,065	5.9

Exercisable as at end of period	n/a		n/a

Stock-settled share appreciation rights over American depositary shares outstanding as at June 30, 2006 have the following characteristics:

			Weighted		Weighted
		Weighted	average exercise		average exercise
Number of		average	price of SARs		price of SARs
SARs	Exercise prices	remaining	outstanding	Number of SARs	exercisable
outstanding	$	life (Years)	$	exercisable	$

1,128,065	35.01-50.00	4.4	39.74	-	n/a

Performance share plan

Portfolio Share Plan – Part B

Performance share awards granted under the Portfolio Share Plan – Part B are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups (considered a market-based condition for the purpose of estimating the fair value of awards). For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Remuneration Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of performance share awards will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to the performance conditions.

At June 30, 2006 no awards had been made.

Valuation methodologies

The Company estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock–based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

The fair value of stock awards granted was estimated using a Black-Scholes valuation model with the following assumptions:

Six months to June 30,	2006	2005

Risk-free interest rate	4.96%	4.02%
Expected dividend yield	0.5%	0.6%
Expected life (1)	4 years	7 years
Weighted average volatility	33%	49%
Forfeiture rate	5%	5%

(1) stock awards made in the six months to June 30, 2006 expire 5 years from the date of issue (2005: 10 years)

Exercises of employee stock-based awards

The total intrinsic value of stock-based awards exercised during the six months to June 30, 2006 and 2005, was $18.4 million and $7.6 million, respectively. The total cash received from employees as a result of employee stock option exercises for the six months to June 30, 2006 and 2005 was approximately $17.7 million and $18.5 million, respectively. In connection with these exercises, the excess tax benefits realized by the Company and charged to additional paid-in capital for the six months to June 30, 2006 and 2005 were $2.0 million and $1.4 million, respectively.

The Company settles employee stock award exercises primarily with newly listed common shares and, occasionally, with shares held in an employee share ownership plan (ESOP). The number of shares held in the ESOP at June 30, 2006 was 0.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (ADHD), human genetic therapies (HGT), gastrointestinal (GI) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small-scale sales force will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Significant events in the three months to June 30, 2006

DAYTRANA approval and launch

On December 23, 2005 the Company received an approvable letter from the FDA for DAYTRANA. Following this, Shire made a complete Class 1 resubmission on February 9, 2006 and DAYTRANA received final regulatory approval in the US from the FDA on April 6, 2006. DAYTRANA was launched on June 19, 2006 in 10mg, 15mg, 20mg and 30mg dosage strengths.

The approval triggered a payment of $50 million to Noven Pharmaceuticals, Inc. (Noven). This amount has been capitalized, and together with upfront milestone payments of $25m, will be amortized over a 10-year period.

Recent developments

ELAPRASE

On July 24, 2006 the FDA granted marketing approval for ELAPRASE for the treatment of Hunter syndrome (Mucopolysaccharidosis II). On launch, ELAPRASE will receive seven years Orphan Drug marketing exclusivity.

SPD465 for ADHD

On July 21, 2006 Shire submitted a new drug application (NDA) to the FDA for SPD465 for the treatment of ADHD in the adult population. The application is subject to a 12-month FDA review period.

FOSRENOL

On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in eleven markets in Europe (the UK, Germany, Spain, Norway, Hungary, Estonia, Lithuania, Malta, Latvia, Slovenia and Slovakia). FOSRENOL is already approved in all other European Union countries (Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland) and Iceland.

Research and development

Products in pre-launch at June 30, 2006

DYNEPO: DYNEPO was approved in the EU in March 2002 and is indicated in the treatment of anemia in patients with chronic renal failure. Shire expects to commence a staged launch in Europe of the product in the first half of 2007.

Products in registration at June 30, 2006

ELAPRASE: On November 23, 2005 the Company submitted a BLA with the FDA for idursulfase. In January 2006 the filing was accepted for Priority Review by the FDA. The FDA granted marketing approval for ELAPRASE on July 24, 2006.

ELAPRASE: On December 1, 2005 the Company submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for idursulfase for the treatment of Hunter Syndrome. Review of a MAA by the EMEA typically takes 12 months.

NRP104: On December 6, 2005 New River filed a NDA with the FDA for NRP104 for the treatment of ADHD in pediatric populations (ages 6-12). The PDUFA date is set for October 6, 2006.

MESAVANCE: On December 22, 2005 the Company submitted a NDA to the FDA for MESAVANCE for the treatment of ulcerative colitis. The PDUFA date is set for October 21, 2006.

MESAVANCE: The Company submitted applications for marketing approval to a number of European regulatory agencies and also filed a New Drug Submission with Health Canada for MESAVANCE for the treatment of ulcerative colitis in February and January 2006 respectively.

Products in late stage development at June 30, 2006

SPD465 for ADHD (P3): filed with FDA on July 21, 2006; and

SPD503 for ADHD (P3): FDA filing is anticipated in H2 2006.

GA-GCB for Gaucher disease (P1/P2): In April 2004, TKT initiated a clinical trial to evaluate the safety and clinical activity of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced in the last quarter of 2005 and, based on these positive results, Shire intends to commence a pivotal P3 clinical trial in H2 2006.

Products in pre-clinical development as at June 30, 2006

VALROCEMIDE: On July 11, 2006 Shire entered into an exclusive, worldwide, royalty-bearing license with Yissum Research and Development Company of the Hebrew University, Jerusalem, Israel for valrocemide and other related compounds. Efficacy as an anti-epileptic agent has been demonstrated in a small proof of concept clinical study and Shire intends to study valrocemide in a number of Central Nervous System (CNS) disorders.

Familial Hypercholesterolemia (FH) - Human Genetics Therapies (HGT). Preliminary results of proof of concept research studies demonstrated that SHG1501 had a more modest lowering impact on cholesterol levels than expected and it is likely that this program will be discontinued, pending a final analysis of the data.

DYNEPO for the treatment of anemia in cancer patients: Shire has performed an initial review of the two Phase 3 studies carried out by Sanofi-Aventis investigating the role of DYNEPO (epoetin delta) in the treatment of anemia in cancer patients.

The main trial was a placebo-controlled, 12-week study. In this study, two co-primary endpoints, the increase in hemoglobin level from baseline to week 12 and the reduction in number of red blood cell transfusions from weeks 5-12 compared to placebo were pre-specified. The results showed consistent improvement in hematocrit and hemoglobin levels following treatment with DYNEPO compared to placebo. However, no difference was seen in the number of red blood cell transfusions. This may have been due to a number of factors in the study design including the short period of the observations. In the follow-up extension study, patients who had received DYNEPO for 12 weeks in the placebo-controlled study maintained their hemoglobin levels for a further 12 weeks with DYNEPO treatment. The number of red blood cell transfusions was lower in the group who had received DYNEPO for 24 weeks compared to those who had received DYNEPO treatment for 12 weeks.

Although the placebo-controlled study met only one of its predefined clinical endpoints, both trials clearly demonstrated the ability of DYNEPO to raise hemoglobin levels in patients with cancer-related anemia. There were no new safety concerns and DYNEPO was well tolerated with no unexpected adverse events. Shire is continuing to review the results and assess the types of additional studies that may be needed.

Results of operations for the three months to June 30, 2006 and 2005

The results for the three months to June 30, 2005 have been retrospectively adjusted to reflect the adoption of FAS 123R.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2006	2005	change
	$'M	$'M	%

Product sales	376.0	351.6	+7
Royalties	60.4	62.6	-4
Other	2.7	10.4	-74

Total	439.1	424.6	+3

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	US prescription
	2006	2005	growth	growth
	$'M	$'M	%	%

CNS
ADDERALL XR	220.7	205.4	+7	+8
ADDERALL	9.8	12.0	-18	-21
CARBATROL	16.2	21.8	-25	-10

GI
PENTASA	34.5	31.0	+11	-4
COLAZIDE	2.4	2.1	+14	n/a

GP
AGRYLIN/XAGRID
NORTH AMERICA	2.0	17.2	-88	-88
ROW	14.1	12.4	+14	n/a
FOSRENOL	6.2	9.9	-38	+23
CALCICHEW	11.7	10.1	+16	n/a
REMINYL/REMINYL XL	5.1	3.2	+59	n/a
SOLARAZE	3.6	3.0	+20	n/a
VANIQA	2.1	1.4	+50	n/a
LODINE	3.3	3.3	-	n/a

HGT
REPLAGAL *	28.3	-	n/a	n/a
Other product sales	16.0	18.8	-15	n/a

Total product sales	376.0	351.6	+7

* REPLAGAL was acquired in the acquisition of TKT which was completed on July 27, 2005.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2006. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with a market share of 26% in June 2006 (2005: 24%). The US ADHD market grew 2% overall compared to the same period in 2005. These factors contributed to an 8% increase in US prescriptions for ADDERALL XR for the three months to June 30, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the three months to June 30, 2006 were $220.7 million, an increase of 7% compared to the same period in 2005 (2005: $205.4 million). Product sales growth was marginally less than prescription growth, with the August 2005 and April 2006 price increases being offset by higher sales deductions and lower levels of pipeline stocking compared with Q2 2005.

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

As previously disclosed in the Quarterly Report filed on 10-Q for the financial reporting period ending March 31, 2006, two FDA advisory committees met in February and March 2006 to discuss cardiovascular and psychiatric adverse events associated with ADHD medicines. In May 2006, the FDA sent revised labels to manufacturers of ADHD stimulant medicines, changing on a class basis the safety warnings related to cardiovascular and psychiatric events. The FDA did not make changes to or add black box warnings to the medicines. Shire has revised the labels on all its ADHD medicines (ADDERALL XR, ADDERALL and DAYTRANA) to include these class warnings.

Shire’s ADDERALL XR patent infringement lawsuits with Barr continue. Shire is seeking a ruling that Barr’s Abbreviated New Drug Application (ANDA) seeking permission to market its generic versions of ADDERALL XR infringes US Patent No. 6,322,819 (the ‘819 Patent), US Patent No. 6,605,300 (the ‘300 Patent) and US Patent No. 6,913,768 (the ‘768 Patent). Barr’s 30-month stay under the Hatch-Waxman Act expired on February 18, 2006. Following the expiry of the 30-month stay, the FDA may approve Barr’s ANDA. A trial date for the ‘819 and ‘300 Patent cases has been set for October 30, 2006. Barr moved to dismiss the ‘768 Patent lawsuit asserting there was no subject matter jurisdiction. A hearing on this motion was heard on February 17, 2006. No decision on this motion has yet been made.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

CARBATROL

US prescriptions for the three months to June 30, 2006 were down 10% compared to the same period in 2005. This was primarily due to a 7% decrease in the US extended release carbamazepine prescription market. In addition, limited promotion of the product during 2006 led to a 1% decrease in Shire’s market share to 42% in June 2006 (2005: 43%).

Sales of CARBATROL for the three months to June 30, 2006 were $16.2 million, a decrease of 25% compared to the same period in 2005 (2005: $21.8 million). The difference between the decreases in sales and prescriptions is due to the lower levels of pipeline stocking compared with Q2 2005, being only partially offset by a price increase in October 2005.

In July 2006 Impax Laboratories, Inc. (Impax) deployed a sales force to begin promotion of CARBATROL under the promotional services agreement for the US market signed in January 2006.

Patent litigation proceedings with Nostrum Pharmaceuticals, Inc. (Nostrum) relating to CARBATROL are ongoing. No trial date has been set. Nostrum’s 30-month stay under the Hatch-Waxman Act expired on February 6, 2006. Accordingly, the FDA may approve Nostrum’s ANDA, once it meets all regulatory requirements. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.

On March 30, 2006 the Company was notified that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg,

200mg and 300mg strengths. Shire Laboratories, Inc. filed suit against Corepharma for the infringement of US Patent No. 5,912,013 and US Patent No. 5,326,570 in the District Court for the District of New Jersey on May 17, 2006.

For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the three months to June 30, 2006 were down 4% compared to the same period in 2005. This was primarily due to lower levels of promotional activity compared to Q2 2005, leading to a 2% decrease in Shire’s market share of the total US oral mesalamine prescription market to 17% in June 2006 (2005: 19%), partly offset by a 2% increase in the market as a whole.

Sales of PENTASA for the three months to June 30, 2006 were $34.5 million, an increase of 11% compared to the same period in 2005 (2005: $31.0 million). The difference between sales growth and the lower levels of prescriptions is due to the impact of the January 2006 price increase and higher levels of pipeline stocking in Q2 2006 compared to Q2 2005 following production shortages last year.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which was completed on July 27, 2005. Product sales for the three months to June 30, 2006 were $28.3 million, the majority of which were in Europe. Pre-acquisition sales for the three months to June 30, 2005 were $22.6 million. The increase in sales of 25% is primarily due to greater European coverage by an increased number of sales representatives and strong growth in the Rest of the World market.

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the three months to June 30, 2006 were $16.1 million, down 46% compared to the same period in 2005 (2005: $29.6 million).

North American sales were $2.0 million (2005: $17.2 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

For the Rest of the World (all sales outside North America) sales were up by 14% to $14.1 million (2005: $12.4 million). Sales increased by 15% as expressed in the transaction currencies (XAGRID is primarily sold in Euros), due mainly to strong growth in France and Spain, offset by unfavourable exchange rate movements of 1%.

FOSRENOL

US prescriptions for the three months to June 30, 2006 were up 23% compared to the same period in 2005. This was primarily due to FOSRENOL increasing its share of the total US phosphate binding market, which in June 2006 was 8.4% (2005: 7.8%), in a market that had itself grown 9% over the same period. FOSRENOL was launched in the US in January 2005.

Sales of FOSRENOL for the three months to June 30, 2006 were $6.2 million (2005: $9.9 million). Although prescription growth continued, sales revenue is down due to a combination of pipeline de-stocking in Q2 2006, pipeline stocking in Q2 2005 and higher sales deductions.

FOSRENOL was launched in Austria, Ireland, Sweden and Denmark in December 2005 and in South Korea in June 2006. On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in eleven markets in Europe (the UK, Germany, Spain, Norway, Hungary, Estonia, Lithuania, Malta, Latvia, Slovenia and Slovakia). FOSRENOL is already approved in all other European Union countries (Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland) and Iceland. The product launches will continue throughout 2006 and 2007 subject to national licensing and re-imbursement negotiations.

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

		3 months to
	3 months to	June 30,		3 months to
	June 30,	2006 sales		June 30,
	2006 sales in	growth in	Impact of	2006 sales
	US dollars	local	translation	growth in US
	$'M	currency	to US dollars	dollars

AGRYLIN/XAGRID sales in Euros	8.3	+19%	-	+19%
AGRYLIN/XAGRID sales in Pounds sterling	5.8	+9%	-2%	+7%
CALCICHEW sales in Pounds sterling	10.6	+19%	-2%	+17%
REMINYL and REMINYL XL sales in Pounds sterling	4.6	+74%	-3%	+71%

Notes
Revenue growth analysis does not include sales of:

  ADDERALL XR sales of $2.0 million in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005, affecting comparative data; and
  REPLAGAL sales of $25.7 million in Euros and Swedish Kronor. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue decreased by 4% to $60.4 million for the three months to June 30, 2006 (2005: $62.6 million) as a result of a decline in sales. The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2006	2005	Change
	$'M	$'M	%

3TC	38.3	40.5	-5*
ZEFFIX	8.4	7.7	+9**
Others	13.7	14.4	-5

Total	60.4	62.6	-4

*	The impact of foreign exchange movements has contributed +1% to the reported growth
**	The impact of foreign exchange movements has contributed +2% to the reported growth

3TC

Royalties from sales of 3TC for the three months to June 30, 2006 were $38.3 million (2005: $40.5 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the three months to June 30, 2006 were $290 million, a decrease of 6% compared to the same period in 2005 (2005: $309 millon). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased.

ZEFFIX

Royalties from sales of ZEFFIX for the three months to June 30, 2006 were $8.4 million (2005: $7.7 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the three months to June 30, 2006 were $73 million, an increase of 7% compared to the same period in 2005 (2005: $68 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen Pharmaceutical N.V. (Janssen), an affiliate of Johnson and Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire has the exclusive marketing rights.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type continue to grow in the Alzheimer’s market. Revenue in Q2 2006 was marginally lower than in the same period in 2005 due to the impact of wholesalers stocking for the launch of RAZADYNE ER in the US in Q2 2005.

In June 2006 Janssen and Synaptech, Inc. filed suit against Barr Laboratories Inc for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA (“Abbreviated New Drug Application”) with the FDA for RAZADYNE ER. No court date has been set. Barr and other generics have filed ANDAs with the FDA as regards RAZADYNE and Janssen and Synaptech have filed suit against some of those ANDA filers. The court date for these proceedings is June 2007.

Cost of product sales

For the three months to June 30, 2006 the cost of product sales amounted to 16% of product sales (2005: 12%). The decrease in gross margin is primarily due to the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales includes acquired inventories, which in accordance with US GAAP were valued at fair value as part of the TKT purchase price allocation. Accordingly, lower margins will be reflected for REPLAGAL sales until all acquired inventory has been sold (anticipated Q3 2006). For the three months to June 30, 2006 the cost of product sales for REPLAGAL included a $16.7 million adjustment in respect of the acquired inventory. This fair value adjustment increased Shire’s cost of product sales by 4%.

Research and development (R&D)

R&D expenditure increased from $66.0 million in the three months to June 30, 2005 to $72.6 million for the three months to June 30, 2006. The increase was primarily due to the addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB). Expressed as a percentage of total revenues, R&D expenditure was 17% for the three months to June 30, 2006 (2005: 16%).

Selling, general and administrative (SG&A) expenses

SG&A expenses increased from $159.1 million in the three months to June 30, 2005 to $197.3 million in the three months to June 30, 2006, an increase of 24%. This increase is primarily related to the promotion and launch of DAYTRANA (including an increase in the ADHD sales force) and the recruitment of new US sales forces for GI (to launch MESAVANCE) and HGT (to launch ELAPRASE).

As a percentage of product sales, SG&A expenses were 52% (2005: 45%), reflecting the recruitment of the new US sales teams prior to the launch of their associated products. This ratio of SG&A to product sales should remain broadly consistent for the full year.

3 months to June 30,		(2) Adjusted
	2006	2005	Change
	$'M	$'M	%

Sales costs	55.6	46.7	+19
Marketing costs	87.0	62.3	+40
Other SG&A costs	54.7	50.1	+9

	197.3	159.1	+24
Depreciation and amortization(1)	23.8	20.1	+18

Total SG&A costs	221.1	179.2	+23

(1)	Excludes depreciation from manufacturing plants of $1.1 million (2005: $0.9 million) which is included in cost of product sales.
(2)	Retrospectively adjusted following the adoption of SFAS No. 123R.

Depreciation and amortization

The depreciation charge for the three months to June 30, 2006 was $10.5 million (2005: $11.1 million, including property, plant and equipment write-downs of $5.9 million). Amortization charges were $13.3 million for the three months to June 30, 2006 (2005: $9.0 million). The increase in both depreciation (excluding write downs) and amortization is primarily due to the increase in the asset base as a result of the TKT acquisition.

Integration costs

For the three months to June 30, 2006 the Company incurred $1.6 million of costs associated with the integration of the TKT business into Shire (2005: $nil). This included retention payments for key staff of $0.4 million, IT costs of $0.5 million and other costs of $0.7 million.

Interest income

For the three months to June 30, 2006 the Company received interest income of $10.0 million (2005: $11.3 million). For both periods this income primarily related to interest received on Shire’s cash balances. Although cash balances reduced following the acquisition of TKT, interest income is only marginally lower than Q2 2005 due to an increase in US dollar interest rates.

Interest expense

For the three months to June 30, 2006 the Company incurred interest expense of $6.5 million (2005: $1.2 million). In 2006, this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. For the three months to June 30, 2005 the expense primarily related to a bridging loan to finance the TKT acquisition.

The trial date for the appraisal rights litigation has been set for April 23, 2007.

Taxation

The effective rate of tax for the three months to June 30, 2006 was 28% (2005: 25%). The lower rate in Q2 2005 followed the conclusion of a routine tax audit. At June 30, 2006 net deferred tax assets of $118.1 million were recognized (December 31, 2005: $116.2 million).

Equity in earnings/(losses) of equity method investees

Net earnings of $0.8 million were recorded for the three months to June 30, 2006 (2005: $0.9 million). This comprised earnings of $1.6 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $1.3 million), offset by losses of $0.8 million being the Company’s share of losses in the GeneChem and EGS Healthcare Funds (2005: loss of $0.4 million).

Results of operations for the six months to June 30, 2006 and 2005

The results for the six months to June 30, 2005 have been retrospectively adjusted to reflect the adoption of FAS 123R.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30
	2006	2005	change
	$'M	$'M	%

Product sales	722.0	621.0	+16
Royalties	121.4	120.9	-
Other	6.7	16.4	-59

Total	850.1	758.3	12

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to
	June 30,	June 30,	Product sales	US prescription
	2006	2005	growth	growth
	$'M	$'M	%	%

CNS
ADDERALL XR	426.8	351.0	+22	+9
ADDERALL	18.9	21.4	-12	-21
CARBATROL	30.3	38.7	-22	-12

GI
PENTASA	62.6	57.2	+9	-3
COLAZIDE	4.6	4.2	+10	n/a

GP
AGRYLIN/XAGRID
NORTH AMERICA	3.4	37.1	-91	-90
ROW	26.2	24.5	+7	n/a
FOSRENOL	13.9	14.8	-6	+62
CALCICHEW	22.1	18.2	+21	n/a
REMINYL/REMINYL XL	9.3	6.1	+52	n/a
SOLARAZE	6.9	5.4	+28	n/a
VANIQA	4.0	2.5	+60	n/a
LODINE	6.4	6.3	+2	n/a

HGT
REPLAGAL *	54.1	-	n/a	n/a

Other product sales	32.5	33.6	-4	n/a

Total product sales	722.0	621.0	+16

* REPLAGAL was acquired in the acquisition of TKT which was completed on July 27, 2005.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2006. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with a market share of 26% in June 2006 (2005: 24%). The US ADHD market grew 3% overall compared to the same period in 2005. These factors contributed to a 9% growth in US prescriptions for ADDERALL XR for the six months to June 30, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the six months to June 30, 2006 were $426.8 million, an increase of 22% compared to the same period in 2005 (2005: $351.0 million). Product sales growth was higher than prescription growth due mainly to the impact of price increases in August 2005 and April 2006.

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

As previously disclosed in the Quarterly Report filed on 10-Q for the financial reporting period ending March 31, 2006, two FDA advisory committees met in February and March 2006 to discuss cardiovascular and psychiatric adverse events associated with ADHD medicines. In May 2006, the FDA sent revised labels to manufacturers of ADHD stimulant medicines, changing on a class basis the safety warnings related to cardiovascular and psychiatric events. The FDA did not make changes to or add black box warnings to the medicines. Shire has revised the labels on all its ADHD medicines (ADDERALL XR, ADDERALL and DAYTRANA) to include these class warnings.

Shire’s ADDERALL XR patent infringement lawsuits with Barr continue. Shire is seeking a ruling that Barr’s Abbreviated New Drug Application (ANDA) seeking permission to market its generic versions of ADDERALL XR infringes US Patent No. 6,322,819 (the ‘819 Patent), US Patent No. 6,605,300 (the ‘300 Patent) and US Patent No. 6,913,768 (the ‘768 Patent). Barr’s 30-month stay under the Hatch-Waxman Act expired on February 18, 2006. Following the expiry of the 30-month stay, the FDA may approve Barr’s ANDA. A trial date for the ‘819 and ‘300 Patent cases has been set for October 30, 2006. Barr moved to dismiss the ‘768 Patent lawsuit asserting there was no subject matter jurisdiction. A hearing on this motion was heard on February 17, 2006. No decision on this motion has yet been made.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the six months to June 30, 2006 were down 12% compared to the same period in 2005. This was primarily due to a 6% decrease in the US extended release carbamazepine prescription market, and limited promotion of the product during 2006 leading to a 1% decrease in Shire’s market share of the total US extended release carbamazepine prescription market to 42% in June 2006 (2005: 43%).

Sales of CARBATROL for the six months to June 30, 2006 were $30.3 million, a decrease of 22% compared to the same period in 2005 (2005: $38.7 million). The difference between the decreases in sales and prescriptions is due to the lower levels of pipeline stocking compared with 2005, being only partially offset by a price increase in October 2005.

In July 2006 Impax deployed a sales force to begin promotion of CARBATROL under a promotional services agreement for the US market signed in January 2006.

Patent litigation proceedings with Nostrum Pharmaceuticals, Inc. (Nostrum) relating to CARBATROL are ongoing. No trial date has been set. Nostrum’s 30-month stay under the Hatch-Waxman Act expired on February 6, 2006. Accordingly, the FDA may approve Nostrum’s ANDA, once it meets all regulatory requirements.

On March 30, 2006 the Company was notified that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths. Shire filed suit against Corepharma for the infringement of the US Patent No. 5,912,013 and US Patent No. 5,326,570 in the District Court for the District of New Jersey on May 17, 2006.

For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

PENTASA had a 17% share of the total US oral mesalamine prescription market in June 2006 (June 2005: 19%), a market that grew 3% compared with the same period in 2005. US prescriptions for the six months to June 30, 2006 were down 3% compared to the same period in 2005, due to reduced promotional activity in Q2 2006.

Sales of PENTASA for the six months to June 30, 2006 were $62.6 million, an increase of 9% compared to the same period in 2005 (2005: $57.2 million). The difference between sales growth and the lower levels of prescriptions is due to the impact of the January 2006 price increase, a change in the product sales mix from the 250mg to 500mg dose strength and higher levels of pipeline stocking following production shortages last year.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which was completed on July 27, 2005. Product sales for the six months to June 30, 2006 were $54.1 million, the majority of which were in Europe. Pre-acquisition sales for the six months to June 2005 were $45.1 million. The increase in sales of 20% is primarily due to greater European coverage by an increased number of sales representatives, and strong growth in the Rest of the World market.

AGRYLIN and XAGRID

AGRYLIN/XAGRID sales worldwide for the six months to June 30, 2006 were $29.6 million, down 52% compared to the same period in 2005 (2005: $61.6 million).

North American sales were $3.4 million (2005: $37.1 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

For the Rest of the World (all sales outside North America) sales were up 7% to $26.2 million, (2005: $24.5 million). Sales increased by 12% as expressed in the transaction currencies (XAGRID is primarily sold in Euros), due mainly to strong growth in France and Spain, offset by unfavourable exchange rate movements of 5%.

FOSRENOL

US prescriptions for the six months to June 30, 2006 were up 62% compared to the same period in 2005. FOSRENOL was launched in the US in January 2005, and its share of the total US phosphate binding market in June 2006 was 8.4% (2005: 7.8%) .

Sales of FOSRENOL for the six months to June 30, 2006 were $13.9 million, a decrease of 6% compared to the same period in 2005. Although prescription growth continued, sales revenue is down due to a combination of pipeline de-stocking in 2006 (as the new higher dose strengths launch stocks shipped to wholesalers in December 2005 were sold in Q1 2006), pipeline stocking in H1 2005 and higher sales deductions.

FOSRENOL was launched in Austria, Ireland, Sweden and Denmark in December 2005 and in South Korea in June 2006. On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in eleven markets in Europe (the UK, Germany, Spain, Norway, Hungary, Estonia, Lithuania, Malta, Latvia, Slovenia and Slovakia). FOSRENOL is already approved in all other European Union countries (Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland) and Iceland.

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

		6 months to
	6 months to	June 30,		6 months to
	June 30,	2006 sales		June 30,
	2006 sales in	growth in	Impact of	2006 sales
	US dollars	local	translation	growth in US
	$'M	currency	to US dollars	dollars

AGRYLIN/XAGRID sales in Euros	15.8	+15%	-5%	+10%
AGRYLIN/XAGRID sales in Pounds sterling	10.4	+8%	-4%	+4%
CALCICHEW sales in Pounds sterling	19.9	+26%	-6%	+20%
REMINYL and REMINYL XL sales in Pounds sterling	8.4	+66%	-7%	+59%

Notes
Revenue growth analysis does not include sales of:

  ADDERALL XR sales of $3.7 million in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005, affecting comparative data; and

  REPLAGAL sales of $49.8 million in Euros and Swedish Kronor. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue remained stable at $121.4 million for the six months to June 30, 2006 (2005: $120.9 million). The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2006	2005	change
	$'M	$'M	%

3TC	77.8	79.9	-3
ZEFFIX	16.1	14.2	+13
Others	27.5	26.8	+3

Total	121.4	120.9	-

3TC

Royalties from sales of 3TC for the six months to June 30, 2006 were $77.8 million (2005: $79.9 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the six months to June 30, 2006 were $595 million, a decrease of 2% compared to the same period in 2005 (2005: $606 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased.

ZEFFIX

Royalties from sales of ZEFFIX for the six months to June 30, 2006 were $16.1 million (2005: $14.2 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the six months to June 30, 2006 were $140 million, an increase of 13% compared to the same period in 2005 (2005: $124 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen Pharmaceutical N.V. (Janssen), an affiliate of Johnson and Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire has the exclusive marketing rights.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in the Alzheimer’s market.

In June 2006 Janssen and Synaptech, Inc. filed suit against Barr Laboratories, Inc. for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA (“Abbreviated New Drug Application”) with the FDA for RAZADYNE ER. No court date has been set. Barr and other generics have filed ANDAs with the FDA as regards RAZADYNE and Janssen and Synaptech have filed suit against some of those ANDA filers. The court date for these proceedings is June 2007.

Cost of product sales

For the six months to June 30, 2006 the cost of product sales amounted to 17% of product sales (2005: 12%). The decrease in gross margin is primarily due to the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales includes acquired inventories, which in accordance with US GAAP were valued at fair value as part of the TKT purchase price allocation. Accordingly, lower margins will be reflected for REPLAGAL sales until all inventory has been sold (anticipated Q3 2006). For the six months to June 30, 2006 the cost of product sales for REPLAGAL included a $40.3 million adjustment in respect of the acquired inventory. This fair value adjustment increased Shire’s cost of product sales by 6%.

Research and development (R&D)

R&D expenditure increased from $178.1 million in the six months to June 30, 2005 to $200.0 million for the six months to June 30, 2006. The increase was primarily due to the addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB).

Expressed as a percentage of total revenues, R&D expenditure was 24% for the six months to June 30, 2006 (2005: 23%). In both periods payments have been made to New River of $50 million for in-licensing NRP104; these have been expensed in accordance with the Company’s accounting policy. The New River payment in the six months to June 30, 2006 represented 6% of total revenues (2005: 7%).

Selling, general and administrative (SG&A) expenses

SG&A expenses increased from $322.3 million in the six months to June 30, 2005 to $379.3 million in the six months to June 30, 2006, an increase of 18%. This increase is primarily related to the promotion and launch of DAYTRANA (including an increase in the ADHD sales force) and the recruitment of new US sales forces for GI (to launch MESAVANCE) and HGT (to launch ELAPRASE).

As a percentage of product sales, SG&A expenses were 53% (2005: 52%), reflecting the recruitment of the new US sales teams prior to the launch of their associated products.

6 months to June 30,		Adjusted
	2006	2005	Change
	$'M	$'M	%

Sales costs	106.6	97.3	+10
Marketing costs	161.9	132.0	+23
Other SG&A costs	110.8	93.0	+19

	379.3	322.3	+18
Depreciation and amortization(1)	46.7	33.7	+39

Total SG&A costs	426.0	356.0	+20

(1) Excludes depreciation from manufacturing plants of $2.2 million (2005: $1.7 million) which is included in cost of product sales.

Depreciation and amortization

The depreciation charge for the six months to June 30, 2006 was $19.7 million (2005: $15.5 million including a write-down of property, plant and equipment of $5.9 million). Amortization charges, including the amortization on acquired products, were $27.0 million for the six months to June 30, 2006 (2005: $18.2 million). The increase in both depreciation and amortization is primarily due to the increase in the asset base as a result of the TKT acquisition.

Intangible asset impairment

There were no intangible asset impairment charges for the six months to June 30, 2006. The intangible asset impairment charge for the six months to June 30, 2005 of $3.0 million arose as a result of the economic value and strategic worth of the product concerned being less than its carrying value.

Integration costs

For the six months to June 30, 2006 the Company incurred $3.9 million of costs associated with the integration of the TKT business into Shire (2005: $nil). This included retention payments for key staff of $2.0 million, IT costs of $0.8 million and other costs of $1.1 million.

Interest income

For the six months to June 30, 2006 the Company received interest income of $24.2 million (2005: $21.0 million).

In the six months to June 30, 2005 interest income primarily related to interest received on Shire’s cash balances.

In the six months to June 30, 2006 interest income comprised $17.7 million of interest received on cash balances together with $6.5 million of interest recognized following the repayment by IDB of a $70.6 million loan (of the $8.1 million of interest received from IDB in 2006, $1.6 million was recognized in previous periods). Interest received on cash balances is lower than in the six months to June 30, 2005 due to the interest foregone on net TKT acquisition payments of $1.1 billion being partially offset by higher interest rates in the six months to June 30, 2006.

Interest expense

For the six months to June 30, 2006 the Company incurred interest expense of $12.1 million (2005: $1.2 million). In 2006, this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. For the six months to June 30, 2005 the expense primarily related to a bridging loan to finance the TKT acquisition.

The trial date for the appraisal rights litigation has been set for April 23, 2007.

Taxation

The effective rate of tax for the six months to June 30, 2006 was 28% (2005: 25%). The lower rate in 2005 followed the conclusion of a routine tax audit. At June 30, 2006 net deferred tax assets of $118.1 million were recognized (December 2005: $116.2 million).

Equity in earnings/(losses) of equity method investees

Net earnings of $4.3 million were recorded for the six months to June 30, 2006 (2005: $0.7 million). This comprised earnings of $3.2 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $2.7 million), and $1.1 million being the Company’s share of earnings in the GeneChem and EGS Healthcare Funds (2005: loss of $2.0 million).

Discontinued operations

During the six months to June 30, 2006, IDB repaid $70.6 million, being the injectable flu development tranche of the $100.0 million development loan facility provided to IDB as part of their acquisition of Shire’s vaccine business. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding.

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

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of tax payments and dividends, and the continuing cash generated from sales of Shire’s key products.

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

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B”). Facility B has been extended for a further 364 days.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, the remaining costs of acquiring TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company seeks to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the debt facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash), as at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

	$’M	$’M

Cash and cash equivalents	885.1	656.5
Short-term investments	1.5	6.9

Gross cash funds	886.6	663.4
Total debt	-	(0.1)

Net cash funds	886.6	663.3

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2006 was $260.8 million compared to $187.5 million for the six months to June 30, 2005. The increase in cash generation is primarily due to the timing of working capital payments.

Net cash used by investing activities was $32.6 million in the six months to June 30, 2006. The proceeds of $70.6 million from the repayment of loans made to IDB were offset by capital expenditure on property, plant and equipment of $50.6 million and on intangibles of $50.2 million. Capital expenditure on property, plant and equipment included $19.8 million on IT projects at the Wayne, Pennsylvania US headquarters; $6.0 million on building improvements and $6.6 million on IT projects at the Basingstoke, UK headquarters; $3.3 million of factory construction work and $1.0 million of plant equipment at Shire US Manufacturing Inc. in Owings Mills, Maryland; and $9.2 million on leasehold improvements, IT and equipment at Shire HGT in Cambridge, Massachusetts.

Net cash provided by investing activities was $206.9 million in the six months to June 30, 2005. Proceeds of $60 million for the redemption by IDB of its subscription receipts and $243.7 million of decreases in short-term investments and restricted cash were offset primarily by loans made to IDB of $29.9 million, capital expenditure on property, plant and equipment of $44.1 million and a $19.0 million final payment in respect of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004. Capital expenditure on property, plant and equipment included $21.8 million leasehold building improvements and $4.7 million on computer equipment for the new Shire US headquarters at Wayne, Pennsylvania; $5.1 million on software purchases at the Basingstoke, UK headquarters; $5.7 million of factory construction work and $1.3 million of plant equipment at Shire US Manufacturing Inc. in Owings Mills, Maryland.

Net cash used by financing activities was $5.0 million for the six months to June 30, 2006. This was primarily due to proceeds of $17.7 million from the exercise of employee stock options being offset by the dividend payment of $22.6 million. Net cash provided by financing activities was $0.8 million for the six months to June 30, 2005 due to inflows of $19.9 million from the exercise of employee stock options (including tax benefits) being offset by the dividend payment of $19.1 million.

As a result of the acquisition of TKT, cash balances have been significantly reduced, although interest receivable on available cash balances has only marginally decreased due to recent rises in US dollar interest rates.

Obligations and commitments

TKT shareholders seeking appraisal rights

As at June 30, 2006, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see Part II: Legal Proceedings. As at June 30, 2006 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $19.3 million that may be awarded by the Court. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that petitioners’ demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of those shares as determined by the Delaware Court of Chancery. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability. A trial date has been set for April 23, 2007.

Contractual obligations

At June 30, 2006 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2005 Form 10-K as follows:

DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (Noven) of the worldwide sales and marketing rights to DAYTRANA (MTS), Shire has an obligation to pay Noven up to $75 million, linked to future sales performance. DAYTRANA received final regulatory approval from the US Food and Drug Administration (FDA) on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven, which has been capitalized and will be amortized, along with the original payment of $25 million in 2003, over the useful economic life of the product.

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

R&D milestones

As at June 30, 2006 the Company had commitments of $17.2 million (December 31, 2005: $18.0 million) on achievement of specified milestones payable for products under development in-licensed from third parties, of which $4.1 million could be paid in 2006, depending on the achievement of certain milestones.

Contract manufacturing

As at December 31, 2005 the Company had committed to pay approximately $23.1 million in respect of contract manufacturing over the next twelve months.

Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.4 million (December 31, 2005: $25.2 million) of which $0.8 million is committed to be paid in 2006 and a further $15.6 million could be payable in 2006, depending on the timing of capital calls.

Manufacturing facilities

The Company has committed to the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts to facilitate the production and packaging of additional strategic products. The Company has committed to spend $2.1 million in 2006, and has an additional commitment of $0.5 million for the design and construction of a technology center at Owings Mills, which will be incurred in 2006.

Basingstoke, UK expansion

The Company is in the process of expanding its headquarters in Basingstoke, UK. As at June 30, 2006 the Company had an outstanding commitment of $4.9 million, which will be incurred in 2006.

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

(i) Stock-based compensation cost

During the six months to June 30, 2006, the Company adopted SFAS No. 123R, which requires the Company to measure stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Management estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model.

For stock awards granted in the six months to June 30, 2006 and 2005 the following assumptions were used to estimate the fair value of stock-based compensation, all of which involve estimates and judgments which the Company considers critical accounting estimates, and require the Company to use information from external sources:

Six months to June 30,	2006	2005

Risk-free interest rate	4.96%	4.02%
Expected dividend yield	0.5%	0.6%
Expected life(1)	4 years	7 years
Weighted average expected volatility	33%	49%
Forfeiture rate	5%	5%

(1) Stock awards made in the six months to June 30, 2006 expire 5 years from the date of issue (2005: 10 years)

(ii) Sales Deductions

Sales deductions consist of statutory rebates to state Medicaid and other government agencies, contractual rebates with health-maintenance organizations (HMOs), product returns, sales discounts (including trade discounts and distribution service fees), wholesaler chargebacks, and allowances for the coupon sampling program. These deductions are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

The Company accounts for these sales deductions in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS No. 48, Revenue Recognition When Right of Return Exists, as applicable.

The Company has the following significant categories of sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and require the Company to use information from external sources:

Medicaid and HMO Rebates

Statutory rebates to state Medicaid agencies and contractual rebates to HMOs under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than inflation).

As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total discounts to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products.

The amount of the reserve is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, and the levels of inventory in the distribution channel.

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers (including data provided by wholesalers as part of the new ‘fee for service’ agreements – see Shire’s Annual Report on Form 10-K for the year to December 31, 2005 Item 1: Business - Manufacturing and Distribution - Material Customers for further information) and third-party prescription data (such as IMS Health National Prescription Audit data).

Revisions or clarification of guidelines from Centers for Medicare and Medicaid Services (CMS) related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods. However, since the prices of the Company’s products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction, these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

The accrual estimation process for Medicaid and HMO rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or HMO. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, Shire does not believe that the effect of uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

Accruals for Medicaid and HMO rebates were $105.4 million at December 31, 2005, $99.4 million in 2004 and $59.3 million in 2003, or 8%, 9% and 6%, respectively, of net product sales.

Accruals for Medicaid and HMO rebates were $125.5 million as at June 30, 2006, or 9% of net product sales for the preceding twelve month period.

Product Returns

The Company typically accepts customer product returns in the following circumstances: a) expiration of shelf life, b) product damaged while in the possession of Shire, or c) under sales terms that allow for unconditional return (guaranteed sales).

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

  past product returns activity;
  the duration of time taken for products to be returned;
  the estimated level of inventory in the distribution channel;
  product recalls and discontinuances;
  the shelf life of products;
  the launch of new drugs or new formulations; and
  the loss of patent protection or new competition.

Shire’s estimate of the level of inventory in the distribution channel is based on product-by-product inventory data provided by wholesalers, third-party prescription data and, for some product return provisions, market research of retail pharmacies.

Returns for new products are more difficult for the Company to estimate than for established products. For shipments made to support the commercial launch of a new product (which are typically guaranteed sales), the Company cannot reliably estimate expected returns, and the Company’s policy is therefore to defer recognition of the sales revenue until there is evidence of end-patient acceptance (primarily third-party prescription data), in accordance with SAB No. 104, Revenue Recognition. For shipments after launch under standard terms (ie not guaranteed sales), the Company’s initial estimates of sales return accruals are primarily based on the historical sales returns experience of similar products shortly after launch. Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.

The accrual estimation process for product returns involves in each case a number of interrelating assumptions, which vary for each combination of product and customer. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, Shire does not believe that the effect of uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

Provisions for product returns were $31.8 million at December 31, 2005, $22.5 million in 2004 and $8.3 million in 2003, or 2%, 2% and 1%, respectively, of net product sales.

Provisions for product returns were $23.7 million as at June 30, 2006, or 2% of net product sales for the preceding twelve month period.

Sales Coupon accrual

For certain products, primarily ADDERALL XR, the Company uses coupons as a form of sales incentive. These coupons reimburse part or all of the cost of the first prescription. Each coupon can only be used once and coupons typically expire three to 15 months after the date of issuance. The Company’s management calculates an accrual for the estimated value of coupons that will be redeemed against sold products, based on the rebate value per coupon, the timing and volume of coupon distributions, the estimated level of inventory in the distribution channel and expected coupon redemption rates, using historical trends and experience.

Shire’s estimate of the level of inventory in the distribution channel is based on product-by-product inventory data provided by wholesalers and third-party prescription data.

Shire believes that historical redemption rates, adjusted for known changes in coupon programs (such as length of coupon life and redemption conditions) are an appropriate basis for predicting future redemption rates. For coupon programs open at December 31, 2005, the redemption rates assumed by Shire ranged between 15% and 30% of coupons distributed (depending on the life of the coupons). A one percentage point increase in estimated coupon redemption rates would have increased the provision at December 31, 2005 by $0.1 million.

At December 31, 2005 the accrual for coupon redemptions was $5.2 million (2004: $15.9 million, 2003: $4.0 million). The accrual levels in each year fluctuate according to the timing and volume of coupon distributions, in addition to changes in estimated redemption rates.

At June 30, 2006 the accrual for coupon redemption was $3.4 million. A one percentage point increase in estimated coupon redemption rates would increase the provision at June 30, 2006 by $0.1 million.

For rebates, returns and sales coupons the actual experience and the level of these deductions to revenue may deviate from the estimate. Shire reviews its estimates every quarter and may be required to adjust the estimate in a subsequent period. There has been no material adjustment to the estimates recognized relating to Shire’s provisions for sales rebates, returns or coupons in any of the periods presented.

(iii) Inventory acquired through the acquisition of TKT

Inventory acquired through the acquisition of TKT has been fair valued in accordance with Statement of Financial Accounting Standard (SFAS) No. 141 “Business Combinations” as follows:

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

The Company’s management assumed that a “reasonable profit allowance for the selling effort of the acquiring entity” would be 3% of sales proceeds (expected at the acquisition date). This is due to the minimal sales effort required by Shire as acquiror to realize sales of the acquired inventory, given the small size of the existing prescription population to whom specialized physicians prescribe REPLAGAL, the frequency and duration of treatment required, and low levels of patient switching, together with the low cost and complexity of distribution. The relevance of this assumption is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the profit allowance percentage for the selling effort, our cost of product sales in the year to December 31, 2005 would have reduced by approximately $0.4 million, and in the six months to June 30, 2006 would have reduced by approximately $0.5 million.

The valuation of acquired work in process required the Company’s management to estimate the level of completion reached at the acquisition date. This required the exercise of judgment in ascribing value creation to different phases of a complex biological manufacturing process. The relevance of this estimate is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the assumed percentage level of completion, our cost of product sales in future periods would increase by $0.5 million.

The fair value of inventory is based on information at the date of acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with inventory will occur as projected. For these reasons, among others, the actual completion costs, disposal costs and proceeds associated with acquired inventory may vary from those forecasted. As each estimate was made in the context of the conditions that existed at the TKT acquisition date, they are not expected to change from period to period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Group’s interest rate or market risk of investments exposure since December 31, 2005. The acquisition of TKT has increased the Group’s exposure to foreign exchange market risk due to an increase in the amount of non US Dollar net assets and earnings. This is being managed in line with the Company’s existing treasury policies. Item 7A of Shire’s Annual Report on Form 10-K for the year ended December 31, 2005 contains a detailed discussion of the Group’s market risk exposure in relation to interest rate market risk and foreign exchange market risk.

ITEM 4. Controls and Procedures

Shire's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2006. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the financial period ended March 31, 2006 are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i)   Barr Laboratories, Inc.

There are no material updates to the following disclosure concerning Barr Laboratories, Inc. since the most recent Quarterly Report on Form 10-Q for the financial period ended March 31, 2006, however it is repeated here for reference.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by US patent No. 6,322,819 (the ‘819 Patent) and US patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company is seeking a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company is also seeking injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire has asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006. On March 10, 2006 a trial date was set for October 30, 2006.

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

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of US Patent No. 6,913,768 (the ‘768 Patent), which issued on July 5, 2005. The Company is seeking an injunction to prevent Barr from commercializing its ANDA products before the expiration of the ‘768 Patent, and in the event that Barr should engage in such commercialization, the Company is seeking damages and its attorneys’ fees and costs. Barr moved to dismiss this action asserting that there is no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. No decision on this motion has yet been made.

(ii)   Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. Teva has yet to file an Answer. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004, the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004, Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. The parties have been directed by the Court to propose a schedule for expert depositions and claim construction briefing. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified by a Paragraph IV letter that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and ‘570 Patents. On May 17, 2006, Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of the ‘013 and ‘570 Patents. Shire has 120 days to serve the complaints.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at June 30, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that petitioners’ demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

As at June 30, 2006, the Company had recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $19.3 million that may be awarded by the Court.

The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have asserted appraisal rights. For every dollar increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability. A trial date has been set for April 23, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on June 21, 2006. The resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

1.	Ordinary resolution to receive and consider the Report of the Directors’, the Directors’ Remuneration Report and the Accounts for the year ended December 31, 2005.

	For	Against	Abstentions
	359,071,857	675,088	1,574,434

2.	Ordinary resolution to re-elect Dr James Henry Cavanaugh as a Director.

	For	Against	Abstentions
	360,237,140	617,865	466,374

3.	Ordinary resolution to re-elect Mr Robin William Turnbull Buchanan as a Director.

	For	Against	Abstentions
	360,460,134	403,668	457,577

4.	Ordinary resolution to re-elect Mr Matthew William Emmens as a Director.

	For	Against	Abstentions
	358,012,655	1,004,977	2,303,747

5.	Ordinary resolution to re-elect the Honorable James Andrew Grant as a Director.

	For	Against	Abstentions
	357,125,147	2,752,824	1,443,408

6.	Ordinary resolution to re-elect Mr David John Kappler as a Director.

	For	Against	Abstentions
	358,720,911	2,140,994	459,474

7.	Ordinary resolution to re-elect Mr Patrick Jean Mark Langlois as a Director.

	For	Against	Abstentions
	360,310,235	551,670	459,474

8.	Ordinary resolution to re-elect Mr Ronald Maurice Nordmann as a Director.

	For	Against	Abstentions
	355,747,898	552,524	5,020,957

9.	Ordinary resolution to re-elect Dr Barry John Price as a Director.

	For	Against	Abstentions
	354,069,599	2,231,923	5,019,857

10.	Ordinary resolution to re-elect Mr Angus Charles Russell as a Director.

	For	Against	Abstentions
	358,109,095	916,203	2,296,081

11.	Ordinary resolution to re-appoint Deloitte & Touche LLP as Auditors.

	For	Against	Abstentions
	350,604,574	6,521,791	4,195,014

12.	Ordinary resolution to authorize the Audit committee of the Board to determine the remuneration of the Auditors.

	For	Against	Abstentions
	359,770,712	1,187,866	362,801

13.	Ordinary resolution to approve the Directors’ Remuneration report for the financial year ended December 31, 2005.

For	Against	Abstentions
339,634,086	11,273,314	10,413,979

14.	Ordinary resolution to generally and unconditionally authorize the Directors, in substitution for all existing authorities (save to the extent the same may have been exercised by the issue of relevant securities (within the meaning of Section 80 of the Companies Act 1985 (as amended) (the ‘Act’)) prior to June 21, 2006 or by reason of any offer or agreement made prior to June 21, 2006 which would or might require relevant securities to be allotted on or after June 21, 2006), to exercise all or any of the powers of the Company to allot relevant securities up to an aggregate nominal amount equal to £8,311,281 for a period expiring (unless previously renewed, varied or revoked by the Company in general meeting) on the earlier of 12 months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2007 save that the Company may before such expiry make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the Directors may allot relevant securities pursuant to any such offer or agreement as if the authority conferred hereby had not expired.

For	Against	Abstentions
355,037,733	6,159,314	124,332

15.	Special resolution subject to the passing of the previous resolution, and in substitution for all existing authorities, to empower the Directors pursuant to Section 95 of the Act to allot equity securities (within the meaning of Section 94(2) of the Act) for cash pursuant to the authority conferred by the passing of the previous resolution and/or where such allotment constitutes an allotment of equity securities by virtue of Section 94(3A) of the Act as if Section 89(1) of the Act did not apply to such allotments provided that this power:

	(a)	shall expire on the earlier of 12 months from the date of the passing of this resolution or the conclusion of the Annual General Meeting of the Company to be held in 2007, save that the Company may before such expiry make an offer or agreement which would or might require equity securities to be allotted after such expiry and the Directors may allot equity securities pursuant to any such offer or agreement as if the power conferred hereby had not expired; and

	(b)	shall be limited to:

(i)	the allotment of equity securities in connection with a rights issue, open offer or other pre-emptive offer to holders of ordinary shares (excluding any shareholder holding shares as treasury shares) and to holders of non-voting exchangeable shares in the capital of Shire Acquisition Inc. (‘Exchangeable Shares’) in proportion (as nearly as may be, and on the basis that each Exchangeable Share is equivalent to three ordinary shares) to their existing holdings, or to holders of ordinary shares alone in proportion (as nearly as may be) to their existing holdings of ordinary share, but subject in each case to the Directors having a right to make such exclusions or other arrangements in connection with such offerings as the Directors may deem necessary or expedient:

1)	to deal with equity securities representing fractional entitlements;

2)	to deal with ordinary shares represented by depositary receipts; and

3)	to deal with legal or practical problems under the laws of, or requirements of any recognized regulatory body or any stock exchange in, any territory or any other matter whatsoever; and

(ii)	the allotment of equity securities for cash otherwise than pursuant to paragraph (b)(i) up to an aggregate nominal amount of £1,246,816.

For	Against	Abstentions
358,499,820	2,669,655	152,904

16.	Special resolution to generally and unconditionally authorize the directors for the purposes of Section 166 of the Act to make market purchases (within the meaning of Section 163(3) of the Act) of ordinary shares in the capital of the Company, provided that:

	(a)	the maximum number of ordinary shares hereby authorized to be purchased is 49,872,676 (representing 10% of the Company’s issued ordinary share capital at May 2, 2006);

	(b)	the minimum price, exclusive of any expenses, which may be paid for an ordinary share is five pence;

	(c)	the maximum price, exclusive of any expenses, which may be paid for an ordinary share is an amount equal to 5% above the average of the middle market quotations for an ordinary share in the Company taken from the London Stock Exchange Daily Official List for the five business days immediately preceding the day on which such shares are contracted to be purchased; and

	(d)	the authority hereby conferred shall expire at the conclusion of the next Annual General Meeting of the Company to be held after the date hereof (except that the Company may make a contract to purchase ordinary shares under this authority before the expiry of this authority, which will or may be executed wholly or partly after the expiry of this authority, and may make purchases of ordinary shares in pursuance of any such contract as if such authority had not expired).

For	Against	Abstentions
361,026,133	238,054	57,192

17.	Ordinary resolution to authorize the Company, in accordance with the Section 347C of the Act:

	(a)	to make donations to EU political organizations, as defined in Section 347A of the Act, not exceeding £25,000 in total; and

	(b)	to incur EU political expenditure, as defined in Section 347A of the Act, not exceeding £25,000 in total; during the period beginning with the date of the passing of this resolution and ending on the earlier of 15 months after the date of this resolution and the conclusion of the Company’s Annual General Meeting to be held in 2007.

For	Against	Abstentions
354,116,165	5,286,233	1,918,981

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Association of Shire Pharmaceuticals Group plc as amended by special resolution on October 28, 2005(1) .

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to Shire’s Form 10Q filed on November 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC

(Registrant)

Date:
August 4, 2006	/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date:
August 4, 2006	/s/ Angus Russell

	By:	Angus Russell
Chief Financial Officer