Form 10-Q
period 2006-09-30
Shire plc
filed 2006-11-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006.

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

As at October 27, 2006 the number of outstanding ordinary shares of the Registrant was 503,321,220.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to the impact of those on Shire’s Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval dates of SPD503 (guanfacine extended release) (ADHD), SPD465 (extended release of mixed amphetamine salts) (ADHD), MESAVANCE (mesalamine) with MMX technology (SPD 476) (ulcerative colitis), ELAPRASE (idursulfase) Hunter Syndrome and NRP104 (lisdexamfetamine dimesylate) (ADHD), including its scheduling classification by the Drug Enforcement Administration in the United States; Shire’s ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire’s and its predecessor registrant Shire Pharmaceuticals Group plc’s filings with the Securities and Exchange Commission, particularly Shire plc’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR®	(mixed salts of a single-entity amphetamine product)
ADDERALL®	(mixed salts of a single-entity amphetamine product)
AGRYLIN®	(anagrelide hydrochloride)
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine extended-release capsules)
COLAZIDE®	(balsalazide)
DAYTRANA™	(methylphenidate transdermal system)
ELAPRASE™	(idursulfase)
FOSRENOL®	(lanthanum carbonate)
LODINE®	(etodolac)
MESAVANCE™	(mesalamine)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SOLARAZE®	(3% diclofenac sodium (3%w/w))
VANIQA®	(eflornithine hydrochloride)
XAGRID®	(anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC	(trademark of GlaxoSmithKline (GSK))
DYNEPO	(trademark of Sanofi-Aventis GmbH)
MMX Multi Matrix
Systems	(trademark of Cosmo Technologies Limited)
PENTASA	(trademark of Ferring B.V.)
RAZADYNE	(trademark of Johnson & Johnson)
RAZADYNE ER	(trademark of Johnson & Johnson)
REMINYL XL	(trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
REMINYL	(trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
SEASONIQUE	(trademark of Duramed Pharmaceuticals, Inc.)
ZEFFIX	(trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2006 $’M	(1)Adjusted December 31, 2005 $’M

ASSETS
Current assets:
Cash and cash equivalents		955.2	656.5
Restricted cash		29.6	30.6
Short-term investments		-	6.9
Accounts receivable, net	6	308.5	329.9
Inventories	7	122.8	136.0
Deferred tax asset		63.9	54.2
Prepaid expenses and other current assets	8	106.6	98.1

Total current assets		1,586.6	1,312.2

Investments		56.8	50.2
Property, plant and equipment, net		275.9	234.0
Goodwill		381.8	367.6
Other intangible assets, net	9	748.9	729.3
Deferred tax asset		43.5	62.0
Other non-current assets		9.9	42.9

Total assets		3,103.4	2,798.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	473.1	431.8
Liability to dissenting shareholders	13	445.8	427.6
Other current liabilities	11	147.8	106.0

Total current liabilities		1,066.7	965.4

Long-term debt, excluding current instalments		-	0.1

Other non-current liabilities		46.3	43.4

Total liabilities		1,113.0	1,008.9

Commitments and contingencies	13

(1) Retrospectively adjusted following the adoption of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R); see notes 1 and 18 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	September 30, 2006 $’M	(1) Adjusted December 31, 2005 $’M

Shareholders’ equity:
Common stock of 5p par value; 18,314.0 million shares authorized;
and 502.1 million shares issued and outstanding (2005: 495.7
million)		43.2	42.7
Exchangeable shares: 1.5 million shares issued and outstanding
(2005: 2.2 million)		69.6	101.2
Treasury stock		(71.1)	(2.8)
Additional paid-in capital		1,417.7	1,327.5
Accumulated other comprehensive income		94.8	71.5
Retained earnings		436.2	249.2

Total shareholders’ equity		1,990.4	1,789.3

Total liabilities and shareholders’ equity		3,103.4	2,798.2

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to September 30, 2006 $’M	(1) Adjusted 3 months to September 30, 2005 $’M	9 months to September 30, 2006 $’M	(1) Adjusted 9 months to September 30, 2005 $’M

Revenues:
Product sales		386.2	309.2	1,108.2	930.2
Royalties		60.4	60.2	181.8	181.1
Other revenues		2.8	6.7	9.5	23.1

Total revenues		449.4	376.1	1,299.5	1,134.4

Costs and expenses:
Cost of product sales		61.7	60.5	185.3	136.4
Research and development		104.0	75.1	304.0	253.2
Selling, general and administrative		240.5	177.7	666.5	533.7
Intangible asset impairment		-	-	-	3.0
Integration costs	3	-	3.5	3.9	3.5
Reorganization costs		-	6.5	-	9.4
In-process R&D write-off		-	673.0	-	673.0
Gain on sale of product rights	4	(63.0)	-	(63.0)	-

Total operating expenses		343.2	996.3	1,096.7	1,612.2

Operating income/(loss)		106.2	(620.2)	202.8	(477.8)

Interest income		12.6	6.9	36.8	27.9
Interest expense		(7.0)	(3.5)	(19.1)	(4.7)
Other income, net		7.3	3.2	5.9	3.9

Total other income, net		12.9	6.6	23.6	27.1

Income/(loss) from continuing operations
before income taxes and equity in
earnings/(losses) of equity method
investees		119.1	(613.6)	226.4	(450.7)
Income taxes		(33.1)	(17.5)	(62.9)	(58.9)
Equity in earnings/(losses) of equity
method investees		1.2	(0.6)	5.5	0.1

Income/(loss) from continuing operations		87.2	(631.7)	169.0	(509.5)
Gain on disposition of discontinued
operations (net of income tax expense of
$nil and $nil respectively)	5	-	1.0	40.6	4.1

Net income/(loss)		87.2	(630.7)	209.6	(505.4)

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to September 30, 2006 $’M		(1) Adjusted 3 months to September 30, 2005 $’M		9 months to September 30, 2006 $’M		(1) Adjusted 9 months to September 30, 2005 $’M

Earnings per share - basic
Income/(loss) from continuing operations		17.3	c	(126.2	c)	33.5	c	(101.9	c)
Gain on disposition of discontinued operations		-		0.2	c	8.1	c	0.8	c

		17.3	c	(126.0	c)	41.6	c	(101.1	c)

Earnings per share – diluted
Income/(loss) from continuing operations		17.1	c	(126.2	c)	33.2	c	(101.9	c)
Gain on disposition of discontinued operations		-		0.2	c	8.0	c	0.8	c

		17.1	c	(126.0	c)	41.2	c	(101.1	c)

Weighted average number of shares
(millions):
Basic	14	504.0		500.5		503.6		499.7
Diluted	14	509.1		500.5		508.7		499.7

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $’M	Common Stock Number of Shares M’s	Exchange- able Shares $’M	Exchange- able Shares number of Shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu- lated other compre- hensive income $’M	Retained earnings $’M	Total share- holders’ equity $’M

As at January 1,
2006 (adjusted(1))	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	249.2	1,789.3

Net income for the
period	-	-	-	-	-	-	-	209.6	209.6

Foreign currency
translation	-	-	-	-	-	-	26.0	-	26.0

Exchange of
exchangeable
shares	0.1	2.1	(31.6)	(0.7)	-	31.5	-	-	-

Options exercised	0.4	4.3	-	-	-	32.9	-	-	33.3

Stock option
compensation	-	-	-	-	-	25.8	-	-	25.8

Treasury stock		-	-	-	(68.3)				(68.3)

Unrealized
holding loss on
available-for-sale
securities	-	-	-	-	-	-	(2.7)	-	(2.7)

Dividends	-	-	-	-	-	-	-	(22.6)	(22.6)

As at September
30, 2006	43.2	502.1	69.6	1.5	(71.1)	1,417.7	94.8	436.2	1,990.4

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2006 the Company declared and paid a second interim dividend in respect of 2005 totalling 4.419 US cents per ordinary share, equivalent to 13.257 US cents per American Depositary Share, and 15.222 Canadian cents per exchangeable share and declared a first interim dividend in respect 2006 of 1.9346 US cents per ordinary share (2005: 1.825 US cents per share), equivalent to 5.804 US cents per American Depositary Share, and 6.584 Canadian cents per exchangeable share.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to September 30, 2006 $’M	(1) Adjusted 3 months to September 30, 2005 $’M	9 months to September 30, 2006 $’M	(1) Adjusted 9 months to September 30, 2005 $’M

Net income/(loss)	87.2	(630.7)	209.6	(505.4)

Other comprehensive income:
Foreign currency translation adjustments	(5.7)	5.9	26.0	(32.5)
Realized gain on available-for-sale securities	-	(3.5)	-	(3.5)
Unrealized holding (loss)/gain on
available-for-sale securities	(1.3)	4.6	(2.7)	(4.3)

Comprehensive income	80.2	(623.7)	232.9	(545.7)

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

The components of accumulated other comprehensive income as at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
	$’M	$’M

Foreign currency translation adjustments	88.3	62.3
Unrealized holding gain on available-for-sale securities	6.5	9.2

Accumulated other comprehensive income	94.8	71.5

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to September 30, 2006 $’M	(1) Adjusted 9 months to September 30, 2005 $’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	209.6	(505.4)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization:
In cost of product sales	3.5	2.7
In selling, general and administrative expenses	72.3	44.1
Share-based compensation	25.8	20.8
In-process R&D write-off	-	673.0
Movement in deferred taxes	5.0	31.6
Write down of long-term assets	1.8	11.0
Loss/(gain) on sale of long-term assets	0.2	(3.9)
Equity in earnings of equity method investees	(5.5)	(0.1)
Gain on sale of product rights	(63.0)	-
Gain on disposition of discontinued operations	(40.6)	(4.2)
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in accounts receivable	18.6	(33.9)
Increase in sales deduction accrual	17.6	14.4
Decrease/(increase) in inventory	10.7	(1.3)
Increase in prepayments and other current assets	(10.4)	(24.4)
Decrease/(increase) in other assets	3.0	(0.8)
Increase in accounts payable and other liabilities	94.9	8.1
Decrease in deferred revenue	(6.4)	(10.5)
Returns on investment from joint venture	5.8	4.7
Cash flow from discontinued operations	-	0.7

Net cash provided by operating activities (A)	342.9	226.6

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to September 30, 2006 $’M	(1) Adjusted 9 months to September 30, 2005 $’M
CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	6.9	351.3
Movement in restricted cash	1.0	(0.3)
Purchase of subsidiary undertaking, net of cash acquired	(0.8)	(1,099.6)
Expense of acquisitions	-	(24.1)
Purchase of long-term investments	(9.6)	(7.7)
Purchase of property, plant and equipment	(71.2)	(57.6)
Purchase of intangible assets	(52.8)	(20.1)
Proceeds from sale of long-term investments	-	10.1
Proceeds from sale of property, plant and equipment	0.9	0.1
Proceeds from sale of product rights	63.0	-
Loan made to ID Biomedical Corporation (IDB)	-	(43.2)
Proceeds from loan repaid by IDB	70.6	-
Proceeds from sale of vaccines business	-	92.2
Returns of investments from equity investments	0.3	3.8

Net cash provided by/(used in) investing activities (B)	8.3	(795.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes	(0.1)	-
Proceeds from exercise of options	33.3	30.4
Excess tax benefit of share-based compensation,
charged directly to equity	-	2.5
Payment of dividend	(22.6)	(19.1)
Payment to acquire treasury stock	(68.3)	-

Net cash (used in)/provided by financing activities (C)	(57.7)	13.8

Effect of foreign exchange rate changes on cash and cash equivalents (D)	5.2	(7.0)

Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	298.7	(561.7)
Cash and cash equivalents at beginning of period	656.5	1,111.5

Cash and cash equivalents at end of period	955.2	549.8

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

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

(b) Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for sales deductions, share-based compensation, valuation of intangible assets and fixed asset investments, contingent liabilities, the valuation of tax assets and liabilities, the valuation of inventory acquired with Transkaryotic Therapies, Inc. (TKT) and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c) Share-based compensation

Share-based compensation represents the cost related to share-based awards granted to employees. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of share-based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation model. The following weighted average assumptions were used to value share based awards:

•	Risk-free interest rate – For awards granted over ADS’s, the US Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on government bonds with a term consistent with the expected life of the award is used.

•	Expected dividend yield – measured as the average annualised dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	Expected life – the average of the vesting period and the expiration period from the date of issue of the award; and

•	Weighted average expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at date of the award

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

(d) Accounting pronouncements adopted during the period

SFAS 123R
On January 1, 2006 the Company adopted SFAS No. 123R which requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to adopt the modified-retrospective method which permits companies to retrospectively adjust, based on the amounts previously recognized under FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) for pro forma disclosure purposes, all prior periods presented. The following table shows the total stock-based compensation expense included in the Company’s statements of operations as a result of adopting SFAS No. 123R:

	3 months to September 30, 2006 $’M	3 months to September 30, 2005 $’M	9 months to September 30, 2006 $’M	9 months to September 30, 2005 $’M

Cost of product sales	0.8	0.4	2.3	1.0
Research and development	1.4	0.8	4.2	2.0
Selling, general and administrative	6.9	6.3	19.3	17.6

Total operating expenses	9.1	7.6	25.8	20.5
Tax benefit	(0.8)	(1.1)	(1.7)	(2.7)

Total charge to net income	8.3	6.5	24.1	17.9

FSP SFAS 123(R)-2
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

FSP SFAS 123(R)-3
In November 2005, the FASB issued a staff position FSP SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R, which requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the “APIC Pool”), assuming the company has been following the recognition provisions prescribed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. FSP SFAS No. 123(R)-3 is effective for the Company from January 2006. The Company has used the practical exception of this FSP and is calculating its APIC Pool at transition.

FSP SFAS 123(R)-4
In February 2006, the FASB issued a staff position FSP SFAS No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon Occurrence of a Contingent Event.” This position amends SFAS No. 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in Statement 123R until it becomes probable that the event will occur. The guidance in this position shall be applied upon initial adoption of SFAS No. 123R. The adoption of FSP SFAS No. 123(R)-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 151
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has had no material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

FSP SFAS 115-1 and SFAS No. 124-1
Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS No. 115-1 and SFAS 124-1 are effective for the Company in the first quarter of fiscal year 2006. The adoption of FSP SFAS No. 115-1 and SFAS 124-1 has had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF 04-5
In June 2005, the Emerging Issues Task Force (EITF) reached a consensus regarding the issue, “Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights” (Issue), on how to evaluate whether a partnership should be consolidated by one of its partners. The scope of this Issue is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FASB Interpretation 46(R). The EITF concluded that a general partner or a group of general partners of a limited partnership is presumed to control the limited partnership, unless either the limited partners have the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or the limited partners have substantive participating rights. The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified.

For general partners in all other pre-existing limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 has had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

(e)     New accounting pronouncements to be adopted in future periods

FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

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

EITF 06-3
In September 2006, the EITF reached a consensus regarding the issue “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of the issue includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company is currently reviewing the impact this Issue will have on its financial statement disclosure.

SFAS 157
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements”, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS 157 will therefore be applicable for the Company’s fiscal year commencing January 1, 2008. The Company is currently reviewing the impact of the adoption of SFAS 157 on its financial statements.

SFAS 158
In September 2006 the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R”. SFAS 158 requires that the over funded or under funded status of defined benefit pension plans and other post-retirement benefit plans be measured in the balance sheet, with any changes in the funded status recognized through other comprehensive income in the year that they occur. SFAS 158 does not change the computation of benefit expense recognized in the income statement.

SFAS 158 is effective for fiscal years ending after December 15, 2006, therefore SFAS 158 is effective for the Company in its current fiscal year ending December 31, 2006. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial position.

SAB 108
In September 2006, the SEC staff issued the Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references requires use of both the “iron curtain” and “rollover” approaches. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. If a registrant has historically been using either the iron curtain approach or the rollover approach and, upon application of the guidance in SAB 108, determines that there is a material misstatement in its financial statements, the SEC staff will not require the registrant to restate its prior year financial statements provided that: (a) management properly applied the approach it previously used as its accounting policy and (b) management considered all relevant qualitative factors in its materiality assessment using the cumulative effect of applying SAB 108 in the current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

2. Business combinations: TKT acquisition

The TKT acquisition was completed on July 27, 2005. Within one year from the date of acquisition, the Company finalized the allocation of the purchase price in respect of the acquisition of TKT and as a result, goodwill in respect of the TKT acquisition increased by $5.9 million to $172.3 million following the recognition of certain assets and liabilities, net of related deferred tax, as the fair values of these assets and liabilities are now reasonably estimable.

In accordance with FASB Statement 109, “Accounting for Income Taxes”, the company is required to adjust goodwill for all changes in estimates related to tax contingencies regardless of the time elapsed since the date of acquisition. In the three months to September 30, 2006, the goodwill in respect of the TKT acquisition increased by $5.5 million to $177.8 million due to a change in estimate of pre-acquisition income tax contingencies.

3. Integration costs

In connection with the acquisition of TKT, Shire management approved and initiated plans to restructure the operations of the enlarged Company.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

In the three months ended September 30, 2006, there were no integration costs paid or recorded.

Integration costs in the nine months to September 30, 2006 were:

	Opening liability $’M	Costs recorded in 9 months to September 30, 2006 $’M	Paid in 9 months to September 30, 2006 $’M	Closing liability $’M

Employee severance and retention
payments for key TKT employees	5.9	2.0	(6.2)	1.7
Information technology costs	-	0.8	(0.8)	-
Other	0.2	1.1	(1.3)	-

	6.1	3.9	(8.3)	1.7

Current Liabilities	5.3	3.9	(7.5)	1.7

Other long-term liabilities	0.8	-	(0.8)	-

	6.1	3.9	(8.3)	1.7

4. Gain on sale of product rights

During the three months to September 30, 2006 the Company disposed of its ADDERALL (immediate-release mixed amphetamine salts) product to Duramed Pharmaceuticals Inc, (Duramed) a subsidiary of Barr Pharmaceuticals, Inc., (Barr) for $63 million in cash. The sale completed on September 29, 2006. As a result the Company has recognised a pre-tax gain of $63 million within income from continuing operations.

5. Reorganizations

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

Accordingly, the $78.7 million received was recorded during Q1 2006 as:

•	a gain on disposition of discontinued operations of $40.6 million (being the amount previously provided against the injectable flu development tranche);
•	settlement of the loan receivable balance of $31.6 million (being the unprovided component of the injectable flu development loan, plus recognised and accrued interest); and
•	interest income of $6.5 million (being interest earned in Q1 2006 of $1.0 million and $5.5 million of interest earned but provided for in previous periods).

The repayment of the $70.6 million injectable flu tranche had no tax effect. There were no further developments in respect of the $29.4 million outstanding tranche of the IDB loan in Q2 or Q3, 2006.

6. Accounts receivable, net

Trade receivables at September 30, 2006 of $308.5 million (December 31, 2005: $329.9 million), are stated net of a provision for doubtful accounts and discounts of $8.8 million (December 31, 2005: $9.7 million).

Provision for doubtful accounts and discounts:

	2006 $’M	2005 $’M

As at January 1,	9.7	4.3
Provision charged to operations	48.6	38.5
Provision utilization	(49.5)	(33.0)

As at September 30,	8.8	9.8

7. Inventories, net
	September 30, 2006 $’M	December 31, 2005 $’M

Finished goods	50.1	63.3
Work-in-process	49.8	53.9
Raw materials	22.9	18.8

	122.8	136.0

8. Prepaid expenses and other current assets
	September 30, 2006 $’M	December 31, 2005 $’M

Prepaid expenses	38.8	30.2
Income tax receivable	20.9	40.8
Sales taxes receivable	12.8	10.2
Insurance receivable	4.9	-
Supplemental Executive Retirement Plan (SERP) investment	1.3	1.3
Other current assets	27.9	15.6

	106.6	98.1

9. Other intangible assets, net
	September 30, 2006 $’M	December 31, 2005 $’M

Intellectual property rights acquired	1,044.5	978.9
Less: Accumulated amortization	(295.6)	(249.6)

	748.9	729.3

During the nine months to September 30, 2006 the Company acquired intangible assets totalling $58.8 million, with a weighted average amortization period of ten years.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at September 30, 2006 will be approximately $65 million for each of the five years to September 30, 2011. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

10. Accounts payable and accrued expenses

	September 30, 2006 $’M	December 31, 2005 $’M

Trade accounts payable	30.0	71.0
Accrued rebates – Medicaid	99.0	83.6
Accrued HMO rebates	27.2	21.8
Sales return reserve	29.5	31.8
Accrued bonuses	35.7	39.4
Accrued employee compensation and benefits	26.6	20.9
Accrued coupons	3.6	5.2
Research and development accruals	26.4	22.1
Marketing accrual	38.8	17.4
Accrued royalties	3.9	4.7
Deferred revenue	8.1	11.8
Accrued settlement costs	28.0	13.0
Other accrued expenses	116.3	89.1

	473.1	431.8

11. Other current liabilities

	September 30, 2006 $’M	December 31, 2005 $’M

Income taxes payable	136.0	93.6
Sales tax payable	5.1	3.8
SERP	2.9	1.3
Other accrued liabilities	3.8	7.3

	147.8	106.0

12. Long-term debt

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving facility in an aggregate amount of $500 million (“Facility A”); and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million. In June 2006, the 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B”), was extended for a further 364 days. In October 2006, Facility B was reduced to $200 million. At September 30, 2006, there are no amounts drawn down under these facilities.

13. Commitments and contingencies

(a) Leases

Future minimum operating lease payments presented below include lease payments and other fixed executory fees under lease arrangements as at September 30, 2006:

Operating leases $’M

2006	7.0
2007	39.4
2008	26.9
2009	22.9
2010	21.2
2011	15.2
Thereafter	30.5

163.1

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $17.8 million for the nine months to September 30, 2006 (September 30, 2005: $17.6 million).

(ii) Restricted cash in respect of leases

As at September 30, 2006 the Company had $6.6 million of restricted cash held as collateral for certain equipment leases (December 31, 2005: $5.5 million), and $7.9 million providing security on the payment of property lease obligations (December 31, 2005: $7.9 million).

(b) Letters of credit and guarantees

As at September 30, 2006, the Company had the following letters of credit:

(i) an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $9.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.1 million, as required by this letter of credit; and

(ii) an irrevocable standby letter of credit with Bank of America in the amount of $7.9 million, providing security on the payment of property lease obligations.

(c) Commitments

(i) DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (Noven) of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to pay Noven up to $75 million, contingent on future sales performance. DAYTRANA received final regulatory approval from the US Food and Drug Administration (FDA) on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven, which has been capitalized. Amortization of this amount, together with the upfront milestone payment of $25 million made in 2003 commenced on the date of launch and will continue over the useful economic life of the product.

(ii) NRP104

In January 2005, Shire entered into an agreement with New River Pharmaceuticals, Inc. (New River) to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, Shire acquired the license to develop and commercialize NRP104, in return for which New River will receive a low double-digit royalty.

Under the terms of the agreement, the parties will collaborate on NRP104 development, manufacturing, marketing and sales in the US. New River will be financially and operationally responsible for clinical and manufacturing development. Shire will book the product sales and New River will supply up to 25% of the sales effort under a co-promotion right. Shire is obligated to give NRP104 marketing and promotional priority over its other oral ADHD stimulants should NRP104’s label contain a claim that it has decreased potential for abuse or overdose protection. Shire paid an initial sum of $50 million on signing and a further $50 million was paid to New River following acceptance of the filing of a New Drug Application (NDA) by the FDA in January 2006.

If NRP104 is approved with a Schedule III, IV or V classification or is unscheduled (“favorable scheduling”), Shire will pay New River a $300 million milestone payment. US operating profit will be divided as follows: Shire will retain 75% of profits for the first two years following launch, and the parties will share the profits equally thereafter.

In the event that NRP104 receives a final Schedule II classification, no milestone payment will be payable by Shire to New River upon approval. Division of profits will be calculated under an alternative profit sharing scheme. New River’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset sales based formula; for following years, it will be at least 50%, though it may increase to a value determined by a preset sales based formula thereafter. These formulas, which include yearly threshold sales, were included in an 8-K filed with the SEC on October 10, 2006.

If NRP104 is classified as Schedule II on approval and then gets favorable scheduling within one year of the first commercial sale, Shire will pay New River a $200 million milestone payment; if favorable scheduling occurs by the third anniversary, the milestone payment will be $100 million. Upon favorable scheduling being achieved under each of these scenarios, the profit sharing formula reverts to that applicable to favorable scheduling.

In addition, New River will be entitled to a $100 million milestone payment at the end of the first calendar year in which cumulative worldwide net sales of all collaboration products during that calendar year exceed $1 billion. A $5 million milestone payment is payable following the first commercial sale in specified European countries. Shire intends to capitalize and amortize any milestone payments over the life of the product.

Shire is entitled to terminate the agreement until 30 days following approval of NRP104. If Shire terminates before regulatory approval, no payment would be due to Shire. If Shire terminates after approval and NRP104 has received a favorable scheduling assignment, no payment would be due to Shire. If the approved NRP104 has received a Schedule II classification, Shire would be entitled to a $50 million termination payment, payable in cash, New River common stock, or an unsecured, 5-year promissory note, as will be agreed upon by Shire and New River.

(iii) Women’s Health Products

Shire and Duramed, a subsidiary of Barr, entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE. This agreement became effective on September 6, 2006.

Under this agreement, Shire will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years.

Development expenditure due for reimbursement for the nine months ended September 30, 2006, totalled $0.7 million. At September 30, 2006, the maximum future reimbursement for Duramed incurred development expenditure is $139.3 million.

(iv) Tissue Protective Cytokine (TPC) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren, the Company is committed to making payments on achievement of certain milestones. The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication. However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

(v) FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMED Inc. (AnorMED) in 2004, the Company became obliged to pay $3 million to AnorMED following the approval of FOSRENOL in Germany on September 8, 2006 and $3 million following the approval of FOSRENOL in the UK on September 21, 2006.

These amounts have been capitalized at September 30, 2006 and were paid on October 10, 2006. The only remaining commitment to AnorMED is $6 million due upon receipt of regulatory approval in Japan.

(vi) Other R&D and sales milestones

As at September 30, 2006 the Company had commitments of $76.2 million (December 31, 2005: $18.0 million) payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties, of which $2.6 million could be paid in 2006.

(vii) Contract manufacturing

As at September 30, 2006 the Company had committed to pay approximately $51.7 million in respect of contract manufacturing over the next twelve months.

(viii) Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.2 million (December 31, 2005: $25.2 million) of which $0.8 million is committed to be paid in 2006 and a further $15.4 million could be payable in 2006, depending on the timing of capital calls.

(ix) Capital commitments

At September 30, 2006, the Company has committed to spend $19.3 million in 2006 in respect of capital commitments. This relates to various capital projects including $4.4 million for the ongoing expansion of the Company’s headquarters in Basingstoke, UK and the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts.

(d) Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management’s best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. As at September 30, 2006 provisions for litigation losses, insurance claims and other disputes totalled $44.4 million (December 31, 2005: $27.8 million).

(i) Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005 and the most recent Quarterly Report on Form 10-Q for the financial period ended June 30, 2006. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K and to the most recent Quarterly Report on Form 10-Q are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i) Barr Laboratories, Inc.

On August 14, 2006, Shire and Barr announced that all pending litigation in connection with Barr’s Abbreviated New Drug Application (ANDA) and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement agreement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s US Patents Nos. 6,322,819 (the “‘819 Patent”), 6,601,300 (the “‘300 Patent”)

and 6,913,768 (the “‘768 Patent”). Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent. Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except for certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

Shire and Duramed, a subsidiary of Barr have entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) (the product development and license agreement). Shire has been granted exclusive rights to market these products in the five major European markets of the UK, Germany, France, Italy and Spain and other areas, excluding North America, and to the subsequent sales they will generate on a royalty-free basis. Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. Under this agreement, Shire made an initial payment of $25 million to Duramed on September 13, 2006 for previously incurred product development expenses, and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years, with the amount capped at $30 million per annum.

The settlement agreement and the product development and license agreement became effective upon the Courts signing the last of the consent judgments for the litigations on September 6, 2006.

Duramed agreed to purchase Shire’s ADDERALL (immediate-release mixed amphetamine salts) product for $63 million. Shire reported the transaction to the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ) under the Hart Scott Rodino (HSR) Act on August 28, 2006. The HSR Act’s 30-day waiting period expired on September 27, 2006 and the transaction completed on September 29, 2006.

As required by law, Shire submitted to the FTC and the DOJ all of the agreements with Barr and it subsidiaries that were entered into on August 14, 2006. On October 3, 2006, the FTC notified Shire that it is reviewing the settlement agreement with Barr. While the Company has not received any requests for information regarding the settlement agreement, Shire intends on cooperating with the FTC should it receive any such requests. The FTC’s review should not be considered to be an indication that Shire or any other company violated any law, and Shire believes that the settlement agreement is in compliance with all applicable laws.

(ii) Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR. The case is currently in fact discovery. No trial date has been set.

(iii) Andrx Pharmaceuticals, LLC

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (Andrx) had submitted a ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 20mg, 25mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire is reviewing the notice letter from Andrx.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No.

5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire Laboratories filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum’s motion for summary judgment of non-infringement. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties have requested and the Court has granted a stay of discovery until and through December 29, 2006. No trial date has been set.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified by a Paragraph IV letter that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and ‘570 Patents. Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of the ‘570 Patent. The lawsuit triggered a stay of FDA approval of Corepharma’s generic products for 30 months from the date of Shire’s receipt of Corepharma’s notice of ANDA filing. No discovery schedule or trial date has been set.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at September 30, 2006 former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. To the extent that petitioners’ demands were validly asserted in accordance with the applicable requirements of Delaware law and the former holders perfect their rights thereunder, such former holders will be entitled to receive the fair value of these shares as determined by the Delaware Court of Chancery. The determination of fair value will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process.

As at September 30, 2006 the Company had recorded a liability of $420.0 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $25.8 million that may be awarded by the Court.

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

14. Earnings per share

The following table reconciles income from continuing operations to the numerator for basic and diluted earnings per share and presents the weighted average ordinary shares outstanding used for basic and diluted earnings per share for the periods presented:

	3 months to September 30, 2006	(1)Adjusted 3 months to September 30, 2005	9 months to September 30, 2006	(1)Adjusted 9 months to September 30, 2005
	$’M	$’M	$’M	$’M

Income/(loss) from continuing operations	87.2	(631.7)	169.0	(509.5)
Gain on disposition of discontinued operations	-	1.0	40.6	4.1

Numerator for basic and diluted earnings per share	87.2	(630.7)	209.6	(505.4)

Weighted average number of shares:	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions

Basic	504.0	500.5	503.6	499.7
Effect of dilutive shares:
Stock options	4.5	-	4.5	-
Warrants	0.6	-	0.6	-

	5.1	-	5.1	-

Diluted	509.1	500.5	508.7	499.7

(1) Retrospectively adjusted following the adoption of SFAS No. 123R; see notes 1 and 18 for additional information.

The stock options not included in the calculation of the diluted weighted average number of shares are shown below:

	(1)3 months to September 30, 2006 No of shares Millions	(2)3 months to September 30, 2005 No of shares Millions	(1)9 months to September 30, 2006 No of shares Millions	(2)9 months to September 30, 2005 No of shares Million

Stock options	10.1	23.1	10.1	20.3
Warrant	-	1.3	-	1.3

	10.1	24.4	10.1	21.6

(1)	For the three and nine months ended September 30, 2006, the stock options have been excluded from the diluted EPS because the exercise prices exceeded Shire’s average share price during the calculation period.

(2)	For the three and nine months ended September 30, 2005, the share options and warrants were not included in the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period.

15. Segmental reporting

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

3 months to September 30, 2006	Pharmaceutical Products $’M	Royalties $’M	Segment Sub-total $’M	All Other $’M	Total $’M

Product sales	386.2	-	386.2	-	386.2
Royalties	-	60.4	60.4	-	60.4
Other revenues	-	-	-	2.8	2.8

Total revenues	386.2	60.4	446.6	2.8	449.4

Cost of product sales(1)	61.7	-	61.7	-	61.7
Research and development(1)	104.0	-	104.0	-	104.0
Selling, general and administrative(1)	214.9	-	214.9	-	214.9
Depreciation and amortization (2)	25.6	-	25.6	-	25.6
Gain on sale of product rights	(63.0)	-	(63.0)	-	(63.0)

Total operating expenses	343.2	-	343.2	-	343.2

Operating income	43.0	60.4	103.4	2.8	106.2

Total assets	3,044.4	59.0	3,103.4	-	3,103.4
Long lived assets	1,516.8	-	1,516.8	-	1,516.8
Capital expenditure on long lived assets	23.5	-	23.5	-	23.5

(1) Stock-based compensation of $9.1 million is included in: cost of product sales ($0.8 million), research and development ($1.4 million) and selling, general and administrative ($6.9 million).

(2) Depreciation from manufacturing plants ($1.4 million) is included in cost of product sales.

	(1)Adjusted Pharmaceutical Products	Royalties	(1)Adjusted Segment Sub-total	All Other	(1)Adjusted Total
3 months to September 30, 2005	$’M	$’M	$’M	$’M	$’M

Product sales	309.2	-	309.2	-	309.2
Royalties	-	60.2	60.2	-	60.2
Other revenues	-	-	-	6.7	6.7

Total revenues	309.2	60.2	369.4	6.7	376.1

Cost of product sales(1)	60.5	-	60.5	-	60.5
Research and development(1)	73.7	-	73.7	1.4	75.1
Selling, general and administrative(1)	161.3	-	161.3	-	161.3
Depreciation and amortization (2) (3)	16.4	-	16.4	-	16.4
Integration costs	3.5	-	3.5	-	3.5
Reorganization costs	6.5	-	6.5	-	6.5
In-process R&D write off	673.0	-	673.0	-	673.0

Total operating expenses	994.9	-	994.9	1.4	996.3

Operating (loss)/income	(685.7)	60.2	(625.5)	5.3	(620.2)

Total assets	2,577.4	58.8	2,636.2	-	2,636.2
Long lived assets	1,489.2	-	1,489.2	-	1,489.2
Capital expenditure on long lived assets	13.7	-	13.7	-	13.7

(1)	Stock-based compensation of $7.6 million is included in: cost of product sales ($0.4 million), research and development ($0.8 million) and selling, general and administrative ($6.4 million).
(2)	Depreciation from manufacturing plants ($1. 0 million) is included in cost of product sales.
(3)	Includes property, plant and equipment write-downs of $0.2 million

9 months to September 30, 2006	Pharmaceutical Products $’M	Royalties $’M	Segment Sub-total $’M	All Other $’M	Total $’M

Product sales	1,108.2	-	1,108.2	-	1,108.2
Royalties	-	181.8	181.8	-	181.8
Other revenues	-	-	-	9.5	9.5

Total revenues	1,108.2	181.8	1,290.0	9.5	1,299.5

Cost of product sales(1)	185.3	-	185.3	-	185.3
Research and development(1)	304.0	-	304.0	-	304.0
Selling, general and administrative(1)	594.2	-	594.2	-	594.2
Depreciation and amortization (2)	72.3	-	72.3	-	72.3
Integration costs	3.9	-	3.9	-	3.9
Gain on sale of product rights	(63.0)	-	(63.0)	-	(63.0)

Total operating expenses	1,096.7	-	1,096.7	-	1,096.7

Operating income	11.5	181.8	193.6	9.5	202.8

Total assets	3,044.4	59.0	3,103.4	-	3,103.4
Long lived assets	1,516.8	-	1,516.8	-	1,516.8
Capital expenditure on long lived assets	133.6	-	133.6	-	133.6

(1)	Stock-based compensation of $25.8 million is included in: cost of product sales ($2.3 million), research and development ($4.2 million) and selling, general and administrative ($19.3 million).
(2)	Depreciation from manufacturing plants ($3.5 million) is included in cost of product sales.

	Adjusted Pharmaceutical Products	Royalties	(1)Adjusted Segment Sub-total	All Other	(1)Adjusted Total
9 months to September 30, 2005	$’M	$’M	$’M	$’M	$’M

Product sales	930.2	-	930.2	-	930.2
Royalties	-	181.1	181.1	-	181.1
Other revenues	-	-	-	23.1	23.1

Total revenues	930.2	181.1	1,111.3	23.1	1,134.4

Cost of product sales(1)	136.4	-	136.4	-	136.4
Research and development(1)	248.8	-	248.8	4.4	253.2
Selling, general and administrative(1)	483.6	-	483.6	-	483.6
Depreciation and amortization (2)(3)	50.1	-	50.1	-	50.1
Intangible asset impairment	3.0	-	3.0	-	3.0
Integration costs	3.5	-	3.5	-	3.5
Reorganization costs	9.4	-	9.4	-	9.4
In-process R&D write off	673.0	-	673.0	-	673.0

Total operating expenses	1,607.8	-	1,607.8	4.4	1,612.2

Operating loss/(income)	(677.6)	181.1	(496.5)	18.7	(477.8)

Total assets	2,577.4	58.8	2,636.2	-	2,636.2
Long lived assets	1,489.2	-	1,489.2	-	1,489.2
Capital expenditure on long lived assets	85.4	-	85.4	-	85.4

(1)	Stock-based compensation of $20.6 million is included in: cost of product sales ($1.0 million), research and development ($2.0 million) and selling, general and administrative ($17.6 million).
(2)	Depreciation from manufacturing plants ($2.7 million) is included in cost of product sales.
(3)	Includes property, plant and equipment write-downs of $6.1 million

In the periods set out below, revenues by major product were as follows:

	3 months to September 30, 2006	3 months to September 30, 2005	9 months to September 30, 2006	9 months to September 30, 2005
	$’M	$’M	$’M	$’M

ADDERALL XR	207.6	165.9	634.4	516.8
PENTASA	36.9	36.6	99.5	93.8
REPLAGAL	32.4	16.0	86.5	16.0
CARBATROL	20.4	16.1	50.7	54.8
AGRYLIN/XAGRID	15.2	16.8	44.8	78.4
FOSRENOL	12.2	9.7	26.1	24.5
CALCICHEW	11.1	10.1	33.2	28.4
DAYTRANA	9.9	-	9.9	-
ADDERALL	6.3	9.6	25.2	31.0
Other	34.2	28.4	97.9	86.5

	386.2	309.2	1,108.2	930.2

16. Related parties

Shire BioChem Inc. (BioChem) contributed cash of $8.1 million (CAN$ 5.0 million in April 2006, and CAN$ 4.0 million in June 2006) to ViroChem Pharma Inc. in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem had an indirect substantial interest in a company, which is a co-investor of ViroChem Pharma Inc.

17. Equity

The Company records the purchase of its own shares as a reduction of shareholders’ equity based on the price paid for the shares. For the nine months ended September 30, 2006, 4.6 million shares had been purchased for total consideration of $68.3 million, including stamp duty and broker commission and at September 30, 2006, 4.9 million treasury shares were outstanding.

18. Share-based compensation

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123R, which establishes accounting for share-based compensation to employees. The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to adopt the modified retrospective application method as provided by SFAS No. 123R and accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R.

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the statements of operations:

	3 months to September 30, 2006 $’M	3 months to September 30, 2005 $’M	9 months to September 30, 2006 $’M	9 months to September 30, 2005 $’M

Cost of product sales	0.8	0.4	2.3	1.0
Research and development	1.4	0.8	4.2	2.0
Selling, general and administrative	6.9	6.4	19.3	17.6

Total operating expenses	9.1	7.6	25.8	20.6
Tax benefit	(0.8)	(1.1)	(1.7)	(2.7)

Total charge to net income	8.3	6.5	24.1	17.9

As at September 30, 2006 $43.6 million of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a weighted average period of 2 years.

There were no capitalized share-based compensation costs at September 30, 2006 and 2005.

As previously discussed, the Company elected to adopt SFAS No. 123R under the modified retrospective application method. As a result, the financial statement amounts for the three months and nine months to September 30, 2005 presented in this Form 10-Q have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The impact of this retrospective application is as follows:

	3 months to September 30, 2005				9 months to September 30, 2005
	Adjusted		As previously reported		Adjusted		As previously reported
	$’M		$’M		$’M		$’M

Income from continuing operations before
income taxes, equity in losses of equity
method investees	(613.6)		(606.1)		(450.7)		(430.2)
Income from continuing operations	(631.7)		(625.2)		(509.5)		(491.7)
Net income	(630.7)		(624.2)		(505.4)		(487.5)

Per share amounts:
Net income per common share - basic	(126.0	c)	(124.7	c)	(101.1	c)	(97.6	c)
Net income per common share - diluted	(126.0	c)	(124.7	c)	(101.1	c)	(97.6	c)

At December 31, 2005					Adjusted $’M		As previously reported $’M

Additional paid-in capital					1,327.5		1,205.3
Retained earnings					249.2		371.4

The cumulative effect of the accounting change arising from the adoption of SFAS No.123R on shareholder’s equity as at January 1, 2006 increased additional paid in capital to $1,327.5 million from $1,205.3 million as previously reported, and decreased retained earnings to $249.2 million from $371.4 million as previously reported.

Share-based compensation plans

Historically the Company has granted options to directors and employees over ordinary shares under six share option plans. On November 28, 2005 the ordinary shareholders of Shire approved the adoption of the Shire plc Portfolio Share Plan (Parts A and B), a new share-based compensation plan, which provides for stock-settled share appreciation rights and performance share awards to be made to directors and employees over ordinary shares and American depositary shares. No further awards will be made under the previous share option plans.

The following awards were outstanding as at September 30, 2006:

	Compensation type	Number of awards	Expiration period from date of issue	Vesting period

				3 years, subject to
Executive Scheme	Stock options	795,621	7 to 10 years	performance criteria

				3 years, subject to
2000 Executive Scheme	Stock options	18,253,783	10 years	performance criteria

Sharesave Scheme	Stock options	428,170	6 months after vesting	3 or 5 years

Stock Purchase Plan	Stock options	912,429	On vesting date	27 months
				Immediate on acquisition
BioChem Plan	Stock options	3,468,731	10 years	by Shire

Total stock option awards		23,858,734

Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ordinary shares	2,781,954	5 years	executive directors only

Portfolio Share Plan -	Stock-settled share			3 years, subject to
Part A	appreciation rights –			performance criteria for
	ADSs (1)	8,445,865	5 years	executive directors only

Total Portfolio Share Plan - Part A		11,227,819

	Performance share			3 years, subject to
Portfolio Share Plan -	awards - ordinary			performance criteria for
Part B	shares	130,406	3 years	executive directors only

				3 years, subject to
Portfolio Share Plan -	Performance share			performance criteria for
Part B	awards - ADSs(1)	526,023	3 years	executive directors only

Total Portfolio Share Plan - Part B		656,429

(1)       For the purposes of this table ADSs have been converted into ordinary shares. One ADS is equivalent to three ordinary shares.

(a)	Share option plans

(i)	Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme)

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

(vi)    BioChem Stock Option Plan (BioChem Plan)

Following the acquisition of BioChem Pharma Inc. (Biochem Pharma) on May 11, 2001, the BioChem Plan was amended such that options over BioChem Pharma’s common stock became options over ordinary shares of Shire. All BioChem Pharma options, which were not already exercisable, vested and became exercisable as a result of the acquisition. No further options will be granted under the BioChem Plan.

A summary of the status of the Company’s stock option plans as at September 30, 2006 and of the related transactions during the 9 months ended September 30, 2006 is presented below:

	Weighted average exercise price £	Number of shares	Aggregate intrinsic value £’M

Outstanding as at beginning of period	5.85	28,470,739
Granted	7.33	388,969
Exercised	4.28	(4,274,547)
Forfeited/expired	8.97	(726,427)

Outstanding as at end of period	5.97	23,858,734	73.1

Exercisable as at end of period	6.69	9,468,568	26.3

Options outstanding as at September 30, 2006 have the following characteristics:

Number of options outstanding	Exercise prices £	Weighted average remaining life (Years)	Weighted average exercise price of options outstanding £	Number of options exercisable	Weighted average exercise price of options exercisable £

3,407,157	0.01 – 4.00	5.8	3.52	3,046,843	3.47
12,517,589	4.01 – 6.00	7.6	5.38	989,632	4.88
6,035,678	6.01 – 10.00	3.5	7.07	3,611,918	7.20
1,898,310	10.01 – 13.00	3.2	11.82	1,820,175	11.87

23,858,734				9,468,568

(b)   Share-settled share appreciation rights

Portfolio Share Plan – Part A

Share-settled share appreciation rights (SARs) granted under the Portfolio Share Plan – Part A are exercisable subject to certain performance criteria. In respect of any award made to executive directors, performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups (considered a market-based condition for the purpose of estimating the fair value of awards). For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Remuneration Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to performance conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

A summary of the status of the Company’s share-settled share appreciation rights as at September 30, 2006 and of the related transactions during the 9 months ended September 30, 2006 is presented below:

Ordinary share SARS 9 months to September 30, 2006	Weighted average exercise price £	Number of shares	Aggregate intrinsic value £’M

Outstanding as at beginning of period	7.17	449,490
Granted	8.65	2,393,792
Exercised	-	-
Forfeited	7.19	(61,328)

Outstanding as at end of period	8.44	2,781,954	1.2

Exercisable as at end of period	N/A	-	N/A

Share-settled share appreciation rights over ordinary shares outstanding as at September 30, 2006 have the following characteristics:

Number of SARs outstanding	Exercise prices £	Weighted average remaining life (Years)	Weighted average exercise price of SARs outstanding £	Number of SARs exercisable	Weighted average exercise price of SARs exercisable £

2,781,954	6.01 – 10.00	4.7	8.44	-	N/A

American depositary share SARS 9 months to September 30, 2006	Weighted average exercise price £	Number of ADSs	Aggregate intrinsic value £’M

Outstanding as at beginning of period	37.80	937,392
Granted	49.20	1,918,326
Exercised	-	-
Forfeited	39.48	(40,430)

Outstanding as at end of period	45.54	2,815,288	10.9

Exercisable as at end of period	N/A	-	N/A

Stock-settled share appreciation rights over American depositary shares outstanding as at September 30, 2006 have the following characteristics:

Number of SARs outstanding	Exercise prices £	Weighted average remaining life (Years)	Weighted average exercise price of SARs outstanding $	Number of SARs exercisable	Weighted average exercise price of SARs exercisable $

2,815,288	35.01 - 50.00	4.6	45.54	-	N/A

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

A summary of the status of the Company’s performance share awards as at September 30, 2006 and of the related transactions during the 9 months ended September 30, 2006 is presented below:

Performance share awards - Ordinary shares 9 months to September 30, 2006	Number of shares	Aggregate intrinsic value £’M	Weighted average remaining life

Outstanding as at beginning of period	-
Granted	130,406
Exercised	-
Forfeited	-

Outstanding as at end of period	130,406	1.2	2.9

Exercisable as at end of period	-	N/A	N/A

Performance share awards - American Depositary Shares 9 months to September 30, 2006	Number of ADSs	Aggregate intrinsic value $’M	Weighted average remaining life

Outstanding as at beginning of period	-
Granted	175,341
Exercised	-
Forfeited	-

Outstanding as at end of period	175,341	8.6	2.9

Exercisable as at end of period	-	N/A	N/A

Valuation methodologies

The Company estimates the fair value of share based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation. This is consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of share–based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R. The fair value of share awards granted was estimated using the following assumptions:

Nine months to September 30,	2006	2005

Risk-free interest rate	4.84%	4.02%
Expected dividend yield	0.5%	0.6%
Expected life (1)	4 years	7 years
Weighted average volatility	30%	49%
Forfeiture rate	5%	5%

(1) stock awards made in the six months to June 30, 2006 expire 5 years from the date of issue (2005: 10 years)

Exercises of employee share-based awards

The total intrinsic value of share-based awards exercised during the nine months to September 30, 2006 and 2005, was $33.8 million and $8.9 million, respectively. The total cash received from employees as a result of employee share option exercises for the nine months to September 30, 2006 and 2005 was approximately $33.3 million and $30.4 million, respectively. In connection with these exercises, the excess tax benefits realized by the Company and charged to additional paid-in capital for the nine months to September 30, 2006 and 2005 were nil and $2.5 million, respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in an employee share ownership plan (ESOP). The number of shares held in the ESOP at September 30, 2006 was 4.9 million.

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

Significant events in the three months to September 30, 2006

Tissue Protective Cytokine Development Rights

On October 3, 2006 the Company announced that it had in-licensed rights to Tissue Protective Cytokine (TPC) technology under an agreement with Warren Pharmaceuticals Inc (Warren). The agreement gives Shire exclusive worldwide rights to develop and commercialize TPC in non-nervous system indications, including renal and genetic disease areas. An upfront payment of $6 million was payable to Warren, of which $0.5 million was satisfied by a payment made and expensed to R&D in the three months ended June 30, 2006 and the remaining $5.5 million was paid and expensed to R&D in the three months ended September 30, 2006.

FOSRENOL

On September 8, 2006 FOSRENOL was approved in Germany and on September 21, 2006 FOSRENOL was approved in the UK. Milestone payments of $6 million were made to AnorMED Inc (AnorMED) on October 10, 2006 in respect of these approvals. These amounts have been capitalized.

On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in eleven markets in Europe. In Europe, FOSRENOL has also been approved in Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland, Iceland, Malta and Estonia. Launches will continue throughout Q4 2006 and 2007 in the EU, subject to finalization of national licensing and conclusion of pricing re-imbursement negotiations.

REPLAGAL

In September 2006 Shire agreed to partner with the Canadian government to support a Fabry post-marketing study that will monitor all Fabry patients. As a result of the agreement Fabry patients currently or previously on enzyme replacement therapy and new Fabry patients who meet the guidelines will be eligible for funded enzyme replacement therapy.

During the quarter, the European Commission approved a variation to update sections of the product information to include data on the treatment of Children with REPLAGAL. A beneficial effect of treatment was seen in a small number of children aged 7-18 years with no unexpected safety issues.

MESAVANCE

On September 8, 2006 Shire announced that the US Food and Drug Administration (FDA) had extended by 90 days the review period for the new drug application (NDA) for MESAVANCE. This extension has been sought by the FDA to allow additional time to review supplemental Phase I data recently submitted by Shire. Shire and the FDA agreed prior to submission that this data would be submitted during the review process. The new Prescription Drug User Fee Act (PDUFA) date is now set for January 21, 2007 and Shire continues to expect that the product will be launched in the US during the first quarter 2007.

SPD503

On August 24, 2006 Shire submitted a NDA to the FDA for SPD503 for the treatment of pediatric ADHD. The PDUFA date for this application is June 24, 2007. If approved, SPD503 would be the first once-daily selective alpha 2A-adrenoceptor agonist for the treatment of ADHD in children aged 6 to 17 years, adding a new non- stimulant medication to Shire’s ADHD product portfolio.

Settlement of Barr Litigation and New Product Development and License Agreement

On August 14, 2006, Shire and Barr Laboratories, Inc (Barr) announced that all pending litigation in connection with Barr’s Abbreviated New Drug Application (ANDA) and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement agreement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability Shire’s US Patents Nos. 6,322,819 (the “‘819 Patent”), 6,601,300 (the “‘300 Patent”) and 6,913,768 (the “‘768 Patent”). Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent. Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except for certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr were involved in the settlement agreement.

Shire and Duramed, a subsidiary of Barr have entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) (the product development and license agreement). Shire has been granted exclusive rights to market these products in the five major European markets of the UK, Germany, France, Italy and Spain and other areas, excluding North America, and to the subsequent sales they will generate on a royalty-free basis. Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. Under this agreement, Shire made an initial payment of $25 million to Duramed on September 13, 2006 for previously incurred product development expenses, and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years, with the amount capped at $30 million per annum.

Duramed also agreed to purchase Shire’s ADDERALL (immediate-release mixed amphetamine salts) product for $63 million. Shire reported the transaction to the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”) under the Hart Scott Rodino (HSR) Act on August 28, 2006. The HSR Act’s 30-day waiting period expired on September 27, 2006 and, accordingly, the transaction completed on September 29, 2006.

As required by law, Shire submitted to the FTC and the DOJ all of the agreements with Barr and it subsidiaries that were entered into on August 14, 2006. On October 3, 2006, the FTC notified Shire that it is reviewing the settlement agreement with Barr. While the Company has not received any requests for information regarding the settlement agreement, Shire intends on cooperating with the FTC should it receive any such requests. The FTC’s review should not be considered to be an indication that Shire or any other company violated any law, and Shire believes that the settlement agreement is in compliance with all applicable laws.

ELAPRASE

On July 24, 2006 the FDA granted marketing approval for ELAPRASE for the treatment of Hunter syndrome (Mucopolysaccharidosis II). ELAPRASE received seven years Orphan Drug marketing exclusivity from the grant of marketing approval.

SPD465 for ADHD

On July 21, 2006 Shire submitted a NDA to the FDA for SPD465 for the treatment of ADHD in the adult population. The PDUFA Date is May 21, 2007 for this application. SPD465 has the same active ingredient as ADDERALL XR, but is designed to provide ADHD symptom control for up to 16 hours.

Recent developments

ELAPRASE

On October 19, 2006 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion recommending approval of ELAPRASE for the long-term treatment of patients with Hunter syndrome. The EU Marketing Authorisation is expected early in 2007 and will result in unified labelling that will be valid in the 25 current EU member states as well as in Iceland and Norway.

FOSRENOL

On October 18, 2006 Health Canada granted, a marketing license application for FOSRENOL. Launch is now planned for the beginning of Q2 2007.

NRP104

On October 6, 2006 the FDA issued an approvable letter to Shire’s collaborative partner, New River Pharmaceuticals, Inc. (New River) for NRP104 (lisdexamfetamine dimesylate), for the treatment of pediatric Attention ADHD. No additional studies have been requested by the FDA as a condition for approval of NRP104. Shire and New River are preparing for a product launch in Q2 2007, pending final labelling and scheduling discussions. The Controlled Substance Staff of the FDA has initially proposed that NRP104 be placed in Schedule II of the Controlled Substance Act. The initial proposal will be submitted to the U.S. Drug Enforcement Administration, which is responsible for making a final scheduling assignment.

DAYTRANA

The active ingredient in DAYTRANA is methylphenidate, a controlled substance governed by the US Drug Enforcement Administration (DEA) regulations relating to procurement quotas for manufacturing purposes. Shire’s partner, Noven Pharmaceuticals Inc. (Noven), has applied to the DEA for supplemental methylphenidate procurement quota for 2006 in response to current market demand for DAYTRANA. If the DEA declines to grant this supplemental quota it is possible that product supply for certain strengths may be interrupted and that, as a result, sales of DAYTRANA could be adversely affected. Shire expects that any product supply shortfall resulting from the failure to receive this supplemental quota in 2006 would be temporary and would be resolved once Noven receives its procurement quota for the first quarter of 2007.

Research and development

Products in pre-launch at September 30, 2006

DYNEPO: DYNEPO was approved in the EU in March 2002 and is indicated in the treatment of anaemia in patients with chronic renal failure. Shire expects to commence a staged launch in Europe of the product in the first half of 2007.

Products in registration at September 30, 2006

ELAPRASE: On December 1, 2005 the Company submitted a Marketing Authorization Application (MAA) to the EMEA for idursulfase for the treatment of Hunter Syndrome. On October 19, 2006 the CHMP of the EMEA issued a positive opinion recommending approval of ELAPRASE for the long-term treatment of patients with Hunter syndrome

NRP104: On October 6, 2006 New River received an approvable letter from the FDA for NRP104 for the treatment of ADHD in pediatric populations (ages 6 – 12).

MESAVANCE: On December 22, 2005 the Company submitted a NDA to the FDA for MESAVANCE for the treatment of ulcerative colitis. The FDA has extended by 90 days the review period for the new drug application (NDA) for MESAVANCE. This extension has been sought by the FDA to allow additional time to review supplemental Phase I data which Shire had agreed with the FDA to submit during the review process. The PDUFA date for the application is January 21, 2007.

MESAVANCE: The Company submitted applications for marketing approval to a number of European regulatory agencies and also filed a New Drug Submission with Health Canada for MESAVANCE for the treatment of ulcerative colitis in February and January 2006 respectively.

SPD465 for ADHD: filed with FDA on July 21, 2006. The PDUFA Date is May 21, 2007 for this application.

SPD503 for ADHD: filed with the FDA on August 24, 2006. The PDUFA date for this application is June 24, 2007.

Products in clinical development at September 30, 2006

NRP for the treatment of ADHD in adults and adolescents (ages 13-18): New River Pharmaceuticals has completed enrollment for its Phase 3 clinical trial examining the safety and efficacy of NRP104 as a treatment for ADHD in adult populations (ages 18-52).

GA-GCB for Gaucher disease (P1/P2): In April 2004, Transkaryotic Therapies, Inc (TKT) initiated a clinical trial to evaluate the safety and clinical activity of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced in the last quarter of 2005 and, based on these positive results, Shire expects to initiate pivotal clinical trials in Q4 2006 and Q1 2007.

Women’s Health products: Shire and Duramed, a subsidiary of Barr, entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE. Shire has been granted exclusive rights to market these products in the five major European markets of the UK, Germany, France, Italy and Spain and other areas, excluding North America, and to the subsequent sales they will generate on a royalty-free basis. Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. This agreement became effective on September 6, 2006.

Products in pre-clinical development as at September 30, 2006

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

Tissue Protective Cytokine Development Rights: On 3 October 2006, the Company announced that it had in-licensed rights to TPC technology under an agreement with Warren. The agreement gives Shire exclusive worldwide rights to develop and commercialize TPC in non-nervous system indications, including renal and genetic disease areas. An upfront payment of $6 million was payable to Warren, of which $0.5 million was satisfied by a payment made and expensed to R&D in the three months ended June 30, 2006 and the remaining $5.5 million was paid and expensed to R&D in the three months ended September 30, 2006.

ENZYME REPLACEMENT THERAPIES: HGT has completed proof of concept studies on three projects and has advanced them into pre-clinical development; namely enzyme replacement therapies for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), Metachromatic Leukodystrophy and intrathecal delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms.

Results of operations for the three months to September 30, 2006 and 2005

The results for the three months to September 30, 2005 have been retrospectively adjusted to reflect the adoption of SFAS 123R.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to September 30, 2006 $’M	3 months to September 30, 2005 $’M	change %

Product sales	386.2	309.2	+25
Royalties	60.4	60.2	0
Other	2.8	6.7	-58

Total	449.4	376.1	+19

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales
The following table provides an analysis of the Company’s key product sales:

	3 months to September 30, 2006 $’M	3 months to September 30, 2005 $’M	Product sales growth %	US prescription growth %

CNS
ADDERALL XR	207.6	165.9	+25	+9
ADDERALL	6.3	9.6	-34	-19
CARBATROL	20.4	16.1	+27	-7
DAYTRANA	9.9	-	N/A	N/A

GI
PENTASA	36.9	36.6	+1	+4
COLAZIDE	2.2	2.3	-4	N/A

GP
XAGRID	13.3	12.0	+11	N/A
FOSRENOL	12.2	9.7	+26	+12
CALCICHEW	11.1	10.1	+10	N/A
REMINYL/REMINYL XL	5.7	3.3	+72	N/A
SOLARAZE	2.9	3.3	-12	N/A
VANIQA	1.7	1.8	-6	N/A
LODINE	3.1	3.2	-3	N/A

HGT
REPLAGAL *	32.4	16.0	N/A	N/A
ELAPRASE	4.3	-	N/A	N/A

Other product sales	16.2	19.3	-16	N/A

Total product sales	386.2	309.2	+25

* REPLAGAL was acquired in the acquisition of TKT which was completed on July 27, 2005. Total sales for REPLAGAL, including pre-acquisition sales for the 3 months ended September 30, 2005 were $24.1 million. Including pre-acquisition sales, product sales growth was 34% for REPLAGAL.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2006. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with a market share of 26% in September 2006 (2005: 25%). The US ADHD market growth of 4% and the increase in market share contributed to a 9% increase in US prescriptions for ADDERALL XR for the three months to September 30, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the three months to September 30, 2006 were $207.6 million, an increase of 25% compared to the same period in 2005 (2005: $165.9 million). Product sales growth was significantly more than prescription growth, due to price increases in August 2005 and April 2006 and lower levels of pipeline de-stocking compared with Q3 2005.

During October 2005 Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire received correspondence from the FDA in April 2006 stating that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot yet be reached by the FDA. The FDA did not provide any guidance as to when that decision may be reached.

On August 14, 2006, Shire and Barr announced that all pending litigation in connection with Barr’s Abbreviated New Drug Application (ANDA) and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s US Patents Nos. 6,322,819 (the “‘819 Patent”), 6,601,300 (the “‘300 Patent”) and 6,913,768 (the “‘768 Patent”). Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent.

Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except in certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved a 1.7% share of the ADHD market by the end of Q3 2006. Sales in this period were $9.9 million. The addition of DAYTRANA combined with growth in ADDERALL XR share has helped Shire grow its total share of the ADHD market to 29% in the quarter ending September 30, 2006 compared to 26% in the quarter ending September 30, 2005.

CARBATROL

US prescriptions for the three months to September 30, 2006 were down 7% compared to the same period in 2005. This was primarily due to a 5% decline in the US extended release carbamazepine prescription market. CARBATROL’s market share remained constant at 42%.

Sales of CARBATROL for the three months to September 30, 2006 were $20.4 million, an increase of 27% compared to the same period in 2005 (2005: $16.1 million). The difference between the increase in sales and decrease in prescriptions is due to price increases in October 2005 and July 2006, lower levels of pipeline de-stocking compared with Q3 2005 and reduced sales deductions.

In July 2006 Impax Laboratories, Inc. (Impax) deployed a sales force to begin promotion of CARBATROL under a promotional services agreement for the US market signed in January 2006.

Patent litigation proceedings with Nostrum Pharmaceuticals, Inc. (Nostrum) relating to CARBATROL are ongoing. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties have requested and the Court has granted a stay of discovery until and through December 29, 2006. No trial date has been set. Nostrum’s 30-month stay under the Hatch-Waxman Act expired on February 6, 2006. Accordingly, the FDA may approve Nostrum’s ANDA, once it meets all regulatory requirements.

On March 30, 2006 the Company was notified that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths. Shire Laboratories, Inc. filed suit against Corepharma for the infringement of US Patent No. 5,326,570 (the ‘570 Patent) in the District Court of New Jersey. The lawsuit triggered a stay of FDA approval of Corepharma’s generic products for 30 months from the date of Shire’s receipt of Corepharma’s notice of ANDA filing. No discovery schedule or trial date has been set.

For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

US prescriptions for the three months to September 30, 2006 were up 4% compared to the same period in 2005 primarily due to a 4% increase in the US oral mesalamine prescription market. PENTASA’s market share remained constant at 18%.

Sales of PENTASA for the three months to September 30, 2006 were $36.9 million, an increase of 1% compared to the same period in 2005 (2005: $36.6 million). Sales growth is lower than prescription growth due to the lower levels of pipeline stocking in Q3 2006 partly offset by the impact of the January 2006 price increase.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which was completed on July 27, 2005. Product sales for the three months to September 30, 2006 were $32.4 million, the majority of which were in Europe. Total sales for REPLAGAL, including pre-acquisition sales ($8.1 million), for the three months to September 30, 2005 were $24.1 million. This represents a like-for-like increase in sales of 34% which was due in part to greater European coverage by an increased number of sales representatives, and strong growth in other international markets, especially Canada where an agreement on treatment guidelines was reached with the government.

ELAPRASE

ELAPRASE was launched at the end of July 2006 and has had a strong start with sales reaching $4.3 million by the end of Q3 2006.

XAGRID

Rest of the World (outside North America) sales were up by 11% to $13.3 million (2005: $12.0 million). Sales increased by 7% as expressed in the transaction currencies (XAGRID is primarily sold in Euros and Pounds sterling), due mainly to strong growth in sales to the UK and Pacific Basin and benefited by 4% from favorable exchange rate movements against the US$.

FOSRENOL

US prescriptions for the three months to September 30, 2006 were up 12% compared to the same period in 2005. This was primarily due to FOSRENOL increasing its share of the total US phosphate binding market, which in September 2006 was 9% (2005: 8.5%), in a market that had itself grown 8% over the same period. FOSRENOL was launched in the US in January 2005.

US sales of FOSRENOL for the three months to September 30, 2006 were up 18% to $11.4 million (2005: $9.7 million). The increase in net sales compared to prescription growth is due to price increases in January 2006 and July 2006, larger prescription size due to the addition of the 1g and 750mg units and lower sales deductions, partially offset by destocking in Q3 2006.

European sales of FOSRENOL for the 3 months to September 30, 2006 were $0.8 million, giving total FOSRENOL sales worldwide of $12.2 million.

FOSRENOL was launched in Austria, Ireland, Sweden and Denmark in December 2005 and in South Korea in June 2006. On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in 11 markets in Europe. On September 8, 2006 FOSRENOL was approved in Germany and on September 21, 2006 it was approved in the UK. In Europe FOSRENOL has also been approved in Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland, Iceland, Malta and Estonia. Launches will continue throughout Q4 2006 and 2007 in the EU, subject to finalization of national licensing and conclusion of pricing re-imbursement negotiations.

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

	3 months to September 30, 2006 sales in US dollars $M	3 months to September 30, 2006 sales growth in local currency	Impact of translation to US dollars	3 months to September 30, 2006 sales growth in US dollars

XAGRID sales in Euros	7.9	-3%	+4%	+1%
XAGRID sales in Pounds sterling	5.5	+24%	+6%	+30%
CALCICHEW sales in Pounds sterling	10.0	+4%	+5%	+9%
REMINYL and REMINYL XL sales in Pounds sterling	5.2	+72%	+9%	+81%

Notes
Revenue growth analysis does not include sales of:
•	ADDERALL XR sales of $1.9 million in Canadian dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005, affecting comparative data; and
•	REPLAGAL sales of $27.4 million in Euros and Swedish kronor. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenues increased to $60.4 million for the three months to September 30, 2006 (2005: $60.2 million). The following table provides an analysis of Shire’s royalty income:

	3 months to September 30, 2006 $’M	3 months to September 30, 2005 $’M	change %

3TC	36.5	39.6	-8	*
ZEFFIX	9.3	7.7	+21	**
Others	14.6	12.9	+13

Total	60.4	60.2	0

*	The impact of foreign exchange movements has contributed +1% to the reported growth
**	The impact of foreign exchange movements has contributed +2% to the reported growth

3TC

Royalties from sales of 3TC for the three months to September 30, 2006 were $36.5 million (2005: $39.6 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the three months to September 30, 2006 were $275 million, a decrease of 9% compared to the same period in 2005 (2005: $301 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the three months to September 30, 2006 were $9.3 million (2005: $7.7 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the three months to September 30, 2006 were $80 million, an increase of 19% compared to the same period in 2005 (2005: $67 million). This increase was primarily due to strong growth in the Korean, Japanese and Chinese markets.

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen Pharmaceutical N.V. (Janssen), an affiliate of Johnson & Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire has the exclusive marketing rights.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in the Alzheimer’s market. Revenue in Q3 2006 was higher than in the same period in 2005, partly due to the impact of wholesalers destocking in Q3 2005 following the launch of RAZADYNE ER in the US in Q2 2005.

In June 2006 Janssen and Synaptech, Inc.(Synaptech) filed suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for RAZADYNE ER. No court date has been set.

Barr and other generics have filed ANDAs with the FDA as regards RAZADYNE and Janssen and Synaptech have filed suit against some of those ANDA filers. The court date for these proceedings is June 2007.

Cost of product sales

For the three months to September 30, 2006 the cost of product sales amounted to 16% of product sales (2005: 20%). The increase in gross margin is primarily due to the lower fair value adjustment for REPLAGAL acquired inventory in Q3 2006 versus Q3 2005. REPLAGAL’s cost of product sales includes acquired inventories, which in accordance with US GAAP have been accounted for at fair value. For the three months to September 30, 2006 the cost of product sales for REPLAGAL included a $6.7 million adjustment in respect of the acquired inventory (2005: $17.2 million). This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales in Q3 2006 by 2% (2005: 6%). All REPLAGAL inventories acquired as part of the TKT acquisition have now been consumed.

Research and Development (R&D)

R&D expenditure increased from $75.1 million in the three months to September 30, 2005 to $104.0 million for the three months to September 30, 2006. The increase was primarily due to upfront payments made to Duramed and Warren of $25 million and $5.5 million respectively.

Expressed as a percentage of total revenues, R&D expenditure was 23% for the three months to September 30, 2006 (2005: 20%). The upfront payments increased Shire’s R&D expenditure as a percentage of total revenues in the three months to September 30, 2006 by 7%.

Selling, general and administrative (SG&A)

SG&A expenses increased from $161.3 million in the three months to September 30, 2005 to $214.9 million in the three months to September 30, 2006, an increase of 33%. This increase is primarily related to the promotion and launch of DAYTRANA (including an increase in the ADHD sales force) and the recruitment of new US and European sales forces to launch MESAVANCE and new US and European sales forces to launch ELAPRASE.

As a percentage of product sales, SG&A expenses excluding depreciation and amortization were 56% (2005: 52%), reflecting the recruitment of the new US sales forces prior to the launch of their associated products. This ratio of SG&A to product sales should reduce for Q4 2006 as sales from these launches increase.

3 months to September 30,	2006 $’M	(2)Adjusted 2005 $’M	Change %

Sales costs	64.8	45.5	+42
Marketing costs	87.6	59.5	+47
Other SG&A costs	62.5	56.3	+11

	214.9	161.3	+33
Depreciation and amortization(1)	25.6	16.4	+56

Total SG&A costs	240.5	177.7	+35

(1)    Excludes depreciation from manufacturing plants of $1.4 million (2005: $1.0 million) which is included in cost of product sales.
(2)    Retrospectively adjusted following the adoption of SFAS No. 123R.

Depreciation and amortization

The depreciation charge for the three months to September 30, 2006 was $11.0 million (2005: $4.6 million). Amortization charges were $14.6 million for the three months to September 30, 2006 (2005: $11.8 million). The increase in both depreciation and amortization is primarily due to the increase in the asset base as a result of the TKT acquisition, together with the amortization of capitalized milestone payments for DAYTRANA.

Integration costs

For the three months to September 30, 2006 the Company did not record any costs for the integration of the TKT business into Shire (2005: $3.5 million).

Gain on sale of product rights

For the three months to September 30, 2006, the Company recognized a pre-tax gain of $63.0 million (2005: nil), on the disposal of ADDERALL to Duramed for $63.0 million in cash.

Interest income

For the three months to September 30, 2006 the Company received interest income of $12.6 million (2005: $6.9 million). For both periods this income primarily related to interest received on Shire’s cash balances. Interest income for Q3 2006 is higher than Q3 2005 as a result of increased cash balances and increases in US dollar interest rates.

Interest expense

For the three months to September 30, 2006 the Company incurred interest expense of $7.0 million (2005: $3.5 million). In 2006 and 2005 this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.

The trial date for the appraisal rights litigation has been set for April 23, 2007.

Taxation

The effective rate of tax for the three months to September 30, 2006 was 28% (2005: 29%, after excluding the in-process R&D write-off in respect of the TKT acquisition from the loss from continuing operations before income taxes). At September 30, 2006 net deferred tax assets of $107.4 million were recognized (December 31, 2005: $116.2 million).

Equity in earnings/(losses) of equity method investees

Net earnings of $1.2 million were recorded for the three months to September 30, 2006 (2005: net losses of: $0.6 million). This comprised earnings of $1.6 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $1.2 million), offset by losses of $0.4 million being the Company’s share of losses in the GeneChem and EGS Healthcare Funds (2005: losses of $1.8 million).

Results of operations for the nine months to September 30, 2006 and 2005

The results for the nine months to September 30, 2005 have been retrospectively adjusted to reflect the adoption of FAS 123R.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to September 30, 2006 $’M	9 months to September 30, 2005 $’M	change %

Product sales	1,108.2	930.2	+19
Royalties	181.8	181.1	0
Other	9.5	23.1	-59

Total	1,299.5	1,134.4	+15

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to September 30, 2006 $’M	9 months to September 30, 2005 $’M	Product sales growth %	US prescription growth %

CNS
ADDERALL XR	634.4	516.8	+23	+9
ADDERALL	25.2	31.0	-19	-20
CARBATROL	50.7	54.8	-7	-10
DAYTRANA	9.9	-	N/A	N/A

GI
PENTASA	99.5	93.8	+6	0
COLAZIDE	6.8	6.5	+5	N/A

GP
AGRYLIN/XAGRID
NORTH AMERICA	4.7	42.0	-89	N/A
ROW	39.5	36.4	+9	N/A
FOSRENOL	26.1	24.5	+7	+39
CALCICHEW	33.2	28.4	+17	N/A
REMINYL/REMINYL XL	15.0	9.4	+60	N/A
SOLARAZE	9.8	8.8	+11	N/A
VANIQA	5.7	4.3	+33	N/A
LODINE	9.5	9.5	0	N/A

HGT
REPLAGAL *	86.5	16.0	N/A	N/A
ELAPRASE	4.3	-	N/A	N/A

Other product sales	47.4	48.0	+1

Total product sales	1,108.2	930.2	+19

*

REPLAGAL was acquired in the acquisition of TKT which was completed on July 27, 2005. Total sales for REPLAGAL, including pre-acquisition sales for the nine months ended September 30, 2005 were $69.2 million. Including pre-acquisition sales, product sales growth was 25% for REPLAGAL.

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2006. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with a market share of 26% in September 2006 (2005: 25%). The US ADHD market grew 3% overall compared to the same period in 2005. These factors contributed to a 9% growth in US prescriptions for ADDERALL XR for the nine months to September 30, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the nine months to September 30, 2006 were $634.4 million, an increase of 23% compared to the same period in 2005 (2005: $516.8 million). Product sales growth was higher than prescription growth due mainly to the impact of price increases in August 2005 and April 2006 and lower levels of pipeline de-stocking compared with 2005.

During October 2005 Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire received correspondence from the FDA in April 2006 stating that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot yet be reached by the FDA. The FDA did not provide any guidance as to when that decision may be reached.

On August 14, 2006, Shire and Barr announced that all pending litigation in connection with Barr’s ANDA and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s ‘819, ‘300 and ‘768 Patents. Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent.

Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except for certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved a 1.7% share of the ADHD market by September 30, 2006. Sales for the nine months to September 30, 2006 were $9.9 million.

CARBATROL

US prescriptions for the nine months to September 30, 2006 were down 10% compared to the same period in 2005. This was primarily due to a 6% decrease in the US extended release carbamazepine prescription market, and limited promotion of the product during 2006 leading to a 1% decrease in Shire’s market share of the total US extended release carbamazepine prescription market to 42% in September 2006 (2005: 43%).

Sales of CARBATROL for the nine months to September 30, 2006 were $50.7 million, a decrease of 7% compared to the same period in 2005 (2005: $54.8 million). The difference between the decreases in sales and the level of prescriptions is due to price increases in October 2005 and July 2006 and reduced sales deductions. This has been partially offset by pipeline destocking in 2006 compared to pipeline stocking in 2005.

In July 2006 Impax deployed a sales force to begin promotion of CARBATROL under a promotional services agreement for the US market signed in January 2006.

Patent litigation proceedings with Nostrum relating to CARBATROL are ongoing. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties have requested and the Court has granted a stay of discovery until and through December 29, 2006. No trial date has been set. Nostrum’s 30-month stay under the Hatch-Waxman Act expired on February 6, 2006. Accordingly, the FDA may approve Nostrum’s ANDA, once it meets all regulatory requirements.

On March 30, 2006 the Company was notified that Corepharma had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths. Shire Laboratories filed suit against Corepharma for the infringement of the US Patent No. 5,326,570 in the District Court of New Jersey. The lawsuit triggered a stay of FDA approval of Corepharma’s generic products for 30 months from the date of Shire’s receipt of Corepharma’s notice of ANDA filing. No discovery schedule or trial date has been set.

For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

PENTASA

PENTASA had a 18% share of the total US oral mesalamine prescription market in September 2006 (September 2005: 18%), a market that grew 3% compared with the same period in 2005. US prescriptions for the nine months to September 30, 2006 were comparable to the same period in 2005.

Sales of PENTASA for the nine months to September 30, 2006 were $99.5 million, an increase of 6% compared to the same period in 2005 (2005: $93.8 million). The difference between sales growth and the levels of prescription is due to the impact of the January 2006 price increase, a change in the product sales mix from the 250mg to 500mg dose strength and lower levels of pipeline destocking in the nine months to September 2006.

REPLAGAL

REPLAGAL was acquired by Shire as part of the TKT acquisition, which was completed on July 27, 2005. Product sales for the nine months to September 30, 2006 were $86.5 million, the majority of which were in Europe. Product sales for the nine months to September 2005 were $69.2 million, including $16.0 million of post acquisition sales and $53.2 million of pre acquisition sales. The increase in sales of 25% is primarily due to greater European coverage by an increased number of sales representatives, and strong growth in the other international markets, especially Canada where an agreement on treatment guidelines was reached with the government.

AGRYLIN/XAGRID

AGRYLIN/XAGRID sales worldwide for the nine months to September 30, 2006 were $44.2 million down 43% compared to the same period in 2005 (2005: $78.4 million). XAGRID sales for the nine months to September 30, 2006 were $39.5 million, an increase 9% compared to the same period in 2005 (2005: $36.4 million). Sales increased by 10% as expressed in the transaction currencies (XAGRID is primarily sold in Euros and Pounds sterling), due mainly to strong growth in sales to the UK and Pacific Basin, offset by unfavourable exchange rate movements of 1%. North American sales were $4.7 million (2005: $42.0 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

FOSRENOL

US prescriptions for the nine months to September 30, 2006 were up 39% compared to the same period in 2005. FOSRENOL was launched in the US in January 2005, and its share of the total US phosphate binding market in September 2006 was 9% (2005: 8%).

Sales of FOSRENOL for the nine months to September 30, 2006 were $26.1 million, an increase of 7% compared to the same period in 2005. Although prescription growth continued, sales revenue growth is lower due to a combination of pipeline de-stocking in 2006 (as the new higher dose strengths launch stocks shipped to wholesalers in December 2005 were sold in Q1 2006), pipeline stocking in 2005 and higher sales deductions.

FOSRENOL was launched in Austria, Ireland, Sweden and Denmark in December 2005 and in South Korea in June 2006. On July 11, 2006 Shire received confirmation that FOSRENOL had been recommended for approval through the Mutual Recognition Procedure in 11 markets in Europe. On September 8, 2006 FOSRENOL was approved in Germany and on September 21, 2006 it was approved in the UK. In Europe FOSRENOL has also been approved in Sweden, Portugal, Italy, Poland, Austria, Finland, Czech Republic, Denmark, France, Belgium, Cyprus, Greece, Luxembourg, Netherlands, Ireland, Iceland, Malta and Estonia. Launches will continue throughout Q4 2006 and 2007 in the EU, subject to finalization of national licensing and conclusion of pricing re-imbursement negotiations.

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

	9 months to September 30, 2006 sales in US dollars $M	9 months to September 30, 2006 sales growth in local currency	Impact of translation to US dollars	3 months to September 30, 2006 sales growth in US dollars

XAGRID sales in Euros	23.6	+8	-1%	+7%
XAGRID sales in Pounds sterling	15.9	+13	-2%	+11%
CALCICHEW sales in Pounds sterling	29.8	+18	-2%	+16%
REMINYL / REMINYL XL sales in Pounds sterling	13.6	+68	-1%	+67%

Notes
Revenue growth analysis does not include sales of:
•	ADDERALL XR sales of $5.6 million in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005, affecting comparative data; and
•	REPLAGAL sales of $77.2 million in Euros and Swedish kronor. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue remained stable at $181.8 million for the nine months to September 30, 2006 (2005: $181.1 million). The following table provides an analysis of Shire’s royalty income:

	9 months to September 30, 2006 $’M	9 months to September 30, 2005 $’M	change %

3TC	114.3	119.5	-4
ZEFFIX	25.4	22.0	+15
Others	42.1	39.6	+6

Total	181.8	181.1	0

3TC

Royalties from sales of 3TC for the nine months to September 30, 2006 were $114.3 million (2005: $119.5 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the nine months to September 30, 2006 were $870 million, a decrease of 4% compared to the same period in 2005 (2005: $907 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased.

ZEFFIX

Royalties from sales of ZEFFIX for the nine months to September 30, 2006 were $25.4 million (2005: $22.0 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the nine months to September 30, 2006 were $220 million, an increase of 15% compared to the same period in 2005 (2005: $191 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (now marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen, an affiliate of Johnson & Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire has the exclusive marketing rights.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in the Alzheimer’s market.

In June 2006 Janssen and Synaptec filed suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for RAZADYNE ER. No court date has been set. Barr and other generics have filed ANDAs with the FDA as regards RAZADYNE and Janssen and Synaptec have filed suit against some of those ANDA filers. The court date for these proceedings is June 2007.

Cost of product sales

For the nine months to September 30, 2006 the cost of product sales amounted to 17% of product sales (2005: 15%). The decrease in gross margin is primarily due to the addition of REPLAGAL to Shire’s product portfolio following the acquisition of TKT. REPLAGAL’s cost of product sales includes acquired inventories, which in accordance with US GAAP were valued at fair value as part of the TKT purchase price allocation. For the nine months to September 30, 2006 the cost of product sales for REPLAGAL included a $47.0 million adjustment, in respect of the acquired inventory. This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales by 4%. All REPLAGAL inventories acquired as part of the TKT acquisition have now been consumed.

Research and development (R&D)

R&D expenditure increased from $253.2 million in the nine months to September 30, 2005 to $304.0 million for the nine months to September 30, 2006. The increase was primarily due to the addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB) and upfront payments made of $25 million to Duramed and $6 million to Warren of which $0.5 million was satisfied by a payment made and expensed to R&D in the three months ended June 30, 2006 and the remaining $5.5 million was paid and expensed to R&D in the three months ended September 30, 2006.

Expressed as a percentage of total revenues, R&D expenditure was 23% for the nine months to September 30, 2006 (2005: 22%). In both periods payments have been made to New River of $50 million for in-licensing NRP104; these have been expensed in accordance with the Company’s accounting policy. The payments to New River, Duramed and Warren in the nine months to September 30, 2006 represented 4%, 2% and 0.4% of total revenues respectively. In the nine months to September, 2005 the payment to New River represented 4% of total revenues.

Selling, general and administrative (SG&A) expenses

SG&A expenses increased from $533.7 million in the nine months to September 30, 2005 to $666.5 million in the nine months to September 30, 2006, an increase of 25%. This increase is primarily related to the promotion and launch of DAYTRANA (including an increase in the ADHD sales force) and the recruitment of new US sales forces for GI (to launch MESAVANCE and HGT (to launch ELAPRASE).

As a percentage of product sales, SG&A expenses excluding depreciation and amortisation was 54% (2005: 52%), reflecting the recruitment of the new US sales teams prior to the launch of their associated products.

9 months to September 30,	2006 $’M	(1)Adjusted 2005 $’M	change %

Sales costs	171.4	142.8	+20
Marketing costs	249.5	191.5	+30
Other SG&A costs	173.3	149.3	+16

	594.2	483.6	+23
Depreciation and amortization(1)	72.3	50.1	+44

Total SG&A costs	666.5	533.7	+25

(1) Excludes depreciation from manufacturing plants of $3.5 million (2005: $2.7 million) which is included in cost of product sales.

Depreciation and amortization

The depreciation charge for the nine months to September 30, 2006 was $31.1 million (2005: $20.2 million including a write-down of property, plant and equipment of $6.1 million). Amortization charges, including the amortization on acquired products, were $41.2 million for the nine months to September 30, 2006 (2005: $29.9 million). The increase in both depreciation and amortization is primarily due to the increase in the asset base as a result of the TKT acquisition.

Intangible asset impairment

There were no intangible asset impairment charges for the nine months to September 30, 2006. The intangible asset impairment charge for the nine months to September 30, 2005 of $3.0 million arose as a result of the economic value and strategic worth of the product concerned being less than its carrying value.

Integration costs

For the nine months to September 30, 2006 the Company incurred $3.9 million of costs associated with the integration of the TKT business into Shire (2005: $3.5 million). This included retention payments for key staff of $2.0 million, IT costs of $0.8 million and other costs of $1.1 million.

Gain on sale of product rights

For the nine months to September 30, 2006, the Company recognized a pre-tax gain of $63.0 million (2005: $nil), on the disposal of ADDERALL to Duramed for $63.0 million in cash.

Interest income

For the nine months to September 30, 2006 the Company received interest income of $36.8 million (2005: $27.9 million).

In the nine months to September 30, 2006 interest income comprised $30.3 million of interest received on cash balances together with $6.5 million of interest recognized following the repayment by IDB of a $70.6 million loan (of the $8.1 million of interest received from ID Biomedical Corporation (IDB) in 2006, $1.6 million was recognized in previous periods). Interest received on cash balances is higher than in the nine months to September 30, 2005 due to higher interest rates in the nine months to September 30, 2006 being partially offset by the interest foregone on net TKT acquisition payments of $1.1 billion. In the nine months to September 30, 2005 interest income primarily related to interest received on Shire’s cash balances.

Interest expense

For the nine months to September 30, 2006 the Company incurred interest expense of $19.1 million (2005: $4.7 million). In 2006, this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. For the nine months to September 30, 2005 the expense primarily related to a bridging loan to finance the TKT acquisition together with a provision for interest which may be awarded by the court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares for the period subsequent to the acquisition of TKT.

The trial date for the appraisal rights litigation has been set for April 23, 2007.

Taxation

The effective rate of tax for the nine months to September 30, 2006 was 28%. In respect of the nine month period to September 30, 2005, the tax charge was calculated using the expected effective rate for the period of 26% and was adjusted for the effect of the non-deductible write-off of in-process R&D, resulting in an effective tax rate for the period of -13%. The lower expected effective rate of tax in 2005 followed the conclusion of a routine tax audit. At September 30, 2006 net deferred tax assets of $107.4 million were recognized (December 2005: $116.2 million).

Equity in earnings/(losses) of equity method investees

Net earnings of equity method investees of $5.5 million were recorded for the nine months to September 30, 2006 (2005: $0.1 million). This comprised earnings of $4.8 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $3.9 million), and $0.7 million being the Company’s share of earnings in the GeneChem and EGS Healthcare Funds (2005: loss of $3.8 million).

Discontinued operations

During the nine months to September 30, 2006, IDB repaid $70.6 million, being the injectable flu development tranche of the $100.0 million development loan facility provided to IDB as part of their acquisition of Shire’s vaccine business. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding.

At the time of the disposal, a provision of $70.0 million was charged to discontinued operations on the basis that there was no certainty of recovery of this amount. The $70.0 million provision was allocated against all of the pipeline development tranche ($29.4 million) and against $40.6 million of the $70.6 million injectable flu development tranche. Accordingly, a gain on disposition of discontinued operations of $40.6 million (2005: $4.1 million) was recognized on repayment of the loan by IDB.

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

In connection with the acquisition of TKT, Shire entered into a Multicurrency Revolving Facilities Agreement with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc on June 15, 2005. The Facilities Agreement includes two credit facilities: (i) a multicurrency three year revolving facility in an aggregate amount of $500 million (“Facility A”); and (ii) a 364 day revolving loan facility in an aggregate amount of $300 million. In June 2006, the 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B”), was extended for a further 364 days. In October 2006 Facility B was reduced to $200 million. At September 30, 2006, there are no amounts drawn down under these facilities.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash), as at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	$’M	$’M

Cash and cash equivalents	955.2	656.5
Short-term investments	-	6.9

Gross cash funds	955.2	663.4
Total debt	-	(0.1)

Net cash funds	955.2	663.3

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2006 was $342.9 million compared to $226.6 million for the nine months to September 30, 2005. The increase in cash generation is primarily due to working capital movements.

Net cash provided by investing activities was $8.3 million in the nine months to September 30, 2006. The proceeds of $70.6 million from the repayment of loans made to IDB and receipt of $63 million in relation to the sale of product rights were offset by capital expenditure on property, plant and equipment of $71.2 million and on intangibles of $52.8 million, which mainly relates to $50.0 million paid to Noven on approval of DAYTRANA.

Capital expenditure on property, plant and equipment included $25.1 million on IT projects at the Wayne, Pennsylvania US headquarters; $7.8 million on building improvements and $8.9 million on IT projects at the Basingstoke, UK headquarters; $9.9 million of construction work at Shire US Manufacturing Inc. in Owings Mills, Maryland; and $15.1 million on leasehold improvements, IT and equipment at Shire HGT in Cambridge, Massachusetts.

Net cash used in investing activities was $795.1 million in the nine months to September 30, 2005. Proceeds of $60 million for the redemption by IDB of its subscription receipts and $351.3 million of decreases in short-term investments were offset primarily by the cash paid on the purchase of TKT (net of cash and cash equivalents acquired) of $1,099.6 million, loans made to IDB of $43.2 million, capital expenditure on property, plant and equipment of $57.6 million and a $19.0 million final payment in respect of the acquisition of the exclusive commercialization rights to REMINYL in the UK and Republic of Ireland in 2004. Capital expenditure on property, plant and equipment included $22.8 million leasehold building improvements and $9.8 million on computer equipment for the new Shire US headquarters at Wayne, Pennsylvania; $6.2 million on software purchases at the Basingstoke, UK headquarters; $9.7 million of factory construction work and $2.4 million of plant equipment at Shire Manufacturing Inc. in Owings Mills, Maryland.

Net cash used in financing activities was $57.7 million for the nine months to September 30, 2006. This was primarily due to the dividend payment of $22.6 million and purchases of treasury stock of $68.3 million being offset by the proceeds of $33.3 million from the exercise of employee stock options. Net cash provided by financing activities was $13.8 million for the nine months to September 30, 2005 due to inflows of $30.4 million from the exercise of employee stock options (including tax benefits) being offset by the dividend payment of $19.1 million.

Obligations and commitments

TKT shareholders seeking appraisal rights

As at September 30, 2006, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see Part II: Legal Proceedings. As at September 30, 2006 the Company recorded a liability of $420.0 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $25.8 million that may be awarded by the Court. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

Contractual obligations

At September 30, 2006 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2005 Form 10-K as follows:

DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to pay Noven up to $75 million, contingent on future sales performance. DAYTRANA received final regulatory approval from the US Food and Drug Administration (FDA) on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven, which has been capitalized. Amortization of this amount, together with the upfront milestone payment of $25 million made in 2003 commenced on the date of launch and will continue over the useful economic life of the product.

NRP104

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling NRP104 in the US. In the rest of the world, Shire acquired the license to develop and commercialize NRP104, in return for which New River will receive a low double-digit royalty.

Under the terms of the agreement, the parties will collaborate on NRP104 development, manufacturing, marketing and sales in the US. New River will be financially and operationally responsible for clinical and manufacturing development. Shire will book the product sales and New River will supply up to 25% of the sales effort under a co-promotion right. Shire is obligated to give NRP104 marketing and promotional priority over its other oral ADHD stimulants should NRP104’s label contain a claim that it has decreased potential for abuse or overdose protection. Shire paid an initial sum of $50 million on signing and a further $50 million was paid to New River following acceptance of the filing of a New Drug Application (NDA) by the FDA in January 2006.

If NRP104 is approved with a Schedule III, IV or V classification or is unscheduled (“favorable scheduling”), Shire will pay New River a $300 million milestone payment. US operating profit will be divided as follows: Shire will retain 75% of profits for the first two years following launch, and the parties will share the profits equally thereafter.

In the event that NRP104 receives a final Schedule II classification, no milestone payment will be payable by Shire to New River upon approval. Division of profits will be calculated under an alternative profit sharing scheme. New River’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset sales based formula; for following years, it will be at least 50%, though it may increase to a value determined by a preset sales based formula thereafter. These formulas, which include yearly threshold sales, were included in an 8-K filed with the SEC on October 10, 2006.

If NRP104 is classified as Schedule II on approval and then gets favorable scheduling within one year of the first commercial sale, Shire will pay New River a $200 million milestone payment; if favorable scheduling occurs by the third anniversary, the milestone payment will be $100 million. Upon favorable scheduling being achieved under each of these scenarios, the profit sharing formula reverts to that applicable to favorable scheduling.

In addition, New River will be entitled to a $100 million milestone payment at the end of the first calendar year in which cumulative worldwide net sales of all collaboration products during that calendar year exceed $1 billion. A $5 million milestone payment is payable following the first commercial sale in specified European countries. Shire intends to capitalize and amortize any milestone payments over the life of the product.

Shire is entitled to terminate the agreement until 30 days following approval of NRP104. If Shire terminates before regulatory approval, no payment would be due to Shire. If Shire terminates after approval and NRP104 has received a favorable scheduling assignment, no payment would be due to Shire. If the approved NRP104 has received a Schedule II classification, Shire would be entitled to a $50 million termination payment, payable in cash, New River common stock, or an unsecured, 5-year promissory note, as will be agreed upon by Shire and New River.

Women’s Health Products

Shire and Duramed, a subsidiary of Barr, entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE. This agreement became effective on September 6, 2006.

Under this agreement, Shire will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years.

Development expenditure due for reimbursement for the nine months ended September 30, 2006, totalled $0.7 million. At September 30, 2006, the maximum future reimbursement for Duramed incurred development expenditure is $139.3 million.

Tissue Protective Cytokine (TPC) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren, the Company has committed to making payments on achievement of certain milestones. The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication. However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

FOSRENOL patent rights

In connection with the Company’s purchase of the global patents for FOSRENOL from AnorMED in 2004, the Company became obligated to pay $3 million to AnorMED following the approval of FOSRENOL in Germany on September 8, 2006 and $3 million following the approval of FOSRENOL in the UK on September 21, 2006. These amounts have been have been capitalized at September 30, 2006 and were paid on October 10, 2006. The only remaining commitment to AnorMED is $6 million due upon receipt of regulatory approval in Japan.

R&D and sales milestones

As at September 30, 2006 the Company had commitments of $76.2 million (December 31, 2005: $18.0 million) payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties, of which $2.6 million could be paid in 2006.

Contract manufacturing

As at September 30, 2006 the Company had committed to pay approximately $51.7 million in respect of contract manufacturing over the next twelve months.

Investment commitments

The Company has undertaken to subscribe for interests in companies and partnerships for amounts totaling $16.2 million (December 31, 2005: $25.2 million) of which $0.8 million is committed to be paid in 2006 and a further $15.4 million could be payable in 2006, depending on the timing of capital calls.

Capital commitments

At September 30, 2006, the Company has committed to spend $19.3 million in 2006 in respect of capital commitments. This relates to various capital projects including $4.4 million for the ongoing expansion of the Company’s headquarters in Basingstoke, UK and the expansion and modification of its two manufacturing facilities at Owings Mills, Maryland and Cambridge, Massachusetts.

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

(i)      Stock-based compensation cost

During the nine months to September 30, 2006 the Company adopted SFAS No. 123R, which requires the Company to measure stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Management estimates the fair value of stock options and SARs without market-based performance conditions using a Black-Scholes valuation model and awards with market based performance conditions are valued using a binomial valuation model.

For stock awards granted in the nine months to September 30, 2006 and 2005 the following assumptions were used to estimate the fair value of stock-based compensation, all of which involve estimates and judgments which the Company considers critical accounting estimates, and require the Company to use information from external sources:

Nine months to September 30,	2006	2005

Risk-free interest rate	4.84%	4.02%
Expected dividend yield	0.5%	0.6%
Expected life(1)	4 years	7 years
Weighted average expected volatility	30%	49%
Forfeiture rate	5%	5%

(1) Stock awards made in the six months to June 30, 2006 expire 5 years from the date of issue (2005: 10 years).

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

Accruals for Medicaid and HMO rebates were $126.2 million as at September 30, 2006, or 8% of net product sales for the preceding twelve month period.

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

Provisions for product returns were $29.5 million as at September 30, 2006, or 2% of net product sales for the preceding twelve month period.

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

Shire believes that historical redemption rates, adjusted for known changes in coupon programs (such as length of coupon life and redemption conditions) are an appropriate basis for predicting future redemption rates. For coupon programs open at December 31, 2005, the redemption rates assumed by Shire range between 15% and 30% of coupons distributed (depending on the life of the coupons). A one-percentage point increase in estimated coupon redemption rates would have increased the provision at December 31, 2005 by $0.1 million.

At December 31, 2005 the accrual for coupon redemptions was $5.2 million (2004: $15.9 million, 2003: $4.1 million). The accrual levels in each year fluctuate according to the timing and volume of coupon distributions, in addition to changes in estimated redemption rates.

At September 30, 2006 the accrual for coupon redemption was $3.6 million. A one-percentage point increase in estimated coupon redemption rates would increase the provision at September 30, 2006 by $0.1 million.

For rebates, returns and sales coupons the actual experience and the level of these deductions to revenue may deviate from the estimate. Shire reviews its estimates every quarter and may be required to adjust the estimate in a subsequent period. Historically, actual payments have not varied significantly from the reserves provided.

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

The Company’s management assumed that a “reasonable profit allowance for the selling effort of the acquiring entity” would be 3% of sales proceeds (expected at the acquisition date). This is due to the minimal sales effort required by Shire as acquiror to realize sales of the acquired inventory, given the small size of the existing prescription population to whom specialized physicians prescribe REPLAGAL, the frequency and duration of treatment required, and low levels of patient switching, together with the low cost and complexity of distribution. The relevance of this assumption is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the profit allowance percentage for the selling effort, our cost of product sales in the year to December 31, 2005 would have reduced by approximately $0.4 million, and in the nine months to September 30, 2006 would have reduced by approximately $0.3 million.

The valuation of acquired work in process required the Company’s management to estimate the level of completion reached at the acquisition date. This required the exercise of judgment in ascribing value creation to different phases of a complex biological manufacturing process. The relevance of this estimate is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the assumed percentage level of completion, our cost of product sales in the nine months to September 30, 2006 would have increased by $0.5 million.

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

ITEM 4. Controls and Procedures

Shire’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2006. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2005. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the financial period ended June 30, 2006 are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i)      Barr Laboratories, Inc.

On August 14, 2006, Shire and Barr announced that all pending litigation in connection with Barr’s ANDA and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement agreement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s ‘819, ‘300 and ‘768 Patents. Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent. Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except for certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

Shire and Duramed, a subsidiary of Barr have entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) (the product development and license agreement). Shire has been granted exclusive rights to market these products in the five major European markets of the UK, Germany, France, Italy and Spain and other areas, excluding North America, and to the subsequent sales they will generate on a royalty-free basis. Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. Under this agreement, Shire made an initial payment of $25 million to Duramed on September 13, 2006 for previously incurred product development expenses, and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years, with the amount capped at $30 million per annum.

The settlement agreement and the product development and license agreement became effective upon the Courts signing the last of the consent judgments for the litigations on September 6, 2006,

Duramed has agreed to purchase Shire’s ADDERALL (immediate-release mixed amphetamine salts) product for $63 million. Shire reported the transaction to the FTC and the DOJ under the Hart Scott Rodino (HSR) Act on August 28, 2006. The HSR Act’s 30-day waiting period expired on September 27, 2006 and the transaction closed on September 29, 2006.

As required by law, Shire submitted to the FTC and the DOJ all of the agreements with Barr and it subsidiaries that were entered into on August 14, 2006. On October 3, 2006, the FTC notified Shire that it is reviewing the settlement agreement with Barr. While the Company has not received any requests for information regarding the settlement agreement, Shire intends on cooperating with the FTC should it receive any such requests. The FTC’s review should not be considered to be an indication that Shire or any other company violated any law, and Shire believes that the settlement agreement is in compliance with all applicable laws.

(ii)      Teva Pharmaceuticals USA, Inc.

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR. The case is currently in fact discovery. No trial date has been set.

(iii)      Andrx Pharmaceuticals, LLC

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (Andrx) had submitted a ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 20mg, 25mg and 30 mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire is reviewing the notice letter from Andrx.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004, the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004, Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent. Shire’s opposition to this motion was filed on January 14, 2005. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum’s motion for summary judgment of non-infringement. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties have requested and the Court has granted a stay of discovery until and through December 29, 2006. No trial date has been set.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified that Corepharma had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of the ‘570 Patent. The lawsuit triggered a stay of FDA approval of Corepharma’s generic products for 30 months from the date of Shire’s receipt of Corepharma’s notice of ANDA filing. No discovery schedule or trial date has been set.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration. On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at September 30, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by TKT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

As at September 30, 2006, the Company had recorded a liability of $420.0 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $25.8 million that may be awarded by the Court.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005(1) .

10.1*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc.

10.2*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.

10.3*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC

(Registrant)

Date:
November 6, 2006
/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date:
November 6, 2006
/s/ Angus Russel

	By:	Angus Russell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005(1) .

10.1*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc.

10.2*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.

10.3*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.