Form 10-Q/A
period 2006-09-30
Shire plc
filed 2006-11-17
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2006.

Commission File Number: 0-29630

SHIRE PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-0484822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham,	44 1256 894 000
Basingstoke, Hampshire, England, RG24 8EP	(Registrant’s telephone number, including area code)
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

As at November 10, 2006 the number of outstanding ordinary shares of the Registrant was 502,380,547.

Explanatory Note

     Shire plc is filing this Amendment No. 1 (the “Amendment”) to its quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on November 6, 2006, solely for the purposes of correcting a typographical error contained in Exhibit 32.1 as originally filed with the Report. The introductory paragraph in Exhibit 32.1 as originally filed contained a reference to the “quarter ended June 30, 2006” as opposed to the “quarter ended September 30, 2006”. This Amendment corrects that error.

     This Amendment does not affect the original financial statements or footnotes as originally filed. This Amendment does not reflect events occurring after the filing of the Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Report, and does not modify, amend or update in any way the financial statements or any other item or disclosure in the Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

SHIRE PLC

(Registrant)

Date:
November 17, 2006
/s/ Matthew Emmens

	By:	Matthew Emmens
Chief Executive Officer

Date:
November 17, 2006
/s/ Angus Russel

	By:	Angus Russell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.