Form 10-K
period 2006-12-31
Shire plc
filed 2007-03-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29630
SHIRE PLC
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-0484822 (I.R.S. Employer Identification No.)

Hampshire International Business Park, Chineham, Basingstoke, Hampshire, England, RG24 8EP (Address of principal executive offices and zip code)	+44 1256 894 000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered

American Depositary Shares, each representing three Ordinary Shares 5 pence par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐ No ☒

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

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As at June 30, 2006, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $6,806 million. This was computed using the average bid and asked price at the above date.

As at February 21, 2007, the number of outstanding ordinary shares of the Registrant was 508,020,510.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialise, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to: risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialisation; the impact of competitive products, including, but not limited to the impact of those on Shire’s ADHD franchise; patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval dates of SPD503 (guanfacine extended release) (ADHD) and SPD465 (extended release of mixed amphetamine salts) (ADHD); Shire’s ability to complete, and achieve anticipated benefits from, the acquisition of New River Pharmaceuticals, Inc.; Shire’s ability to secure new products for commercialisation and/or development; and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission.

The following are trademarks of Shire or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
COLAZIDE® (basalazide)
DAYTRANA™ (methylphenidate transdermal system)
ELAPRASE™ (idursulfase)
EQUETRO™ (carbamazepine extended release capsules)
FOSRENOL® (lanthanum carbonate)
GENE-ACTIVATED®
LIALDA™ (mesalamine)
LODINE® (etodolac)
MESAVANCE™ (mesalamine)
MEZAVANT™ (mesalazine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SOLARAZE® (3% gel diclofenac sodium (3%w/w))
TROXATYL® (troxacitabine)
VANIQA® (eflornithine hydrochloride)
VYVANSE™ (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-K.

3TC (trademark of GlaxoSmithKline (GSK))
AGENERASE (trademark of GSK)
APTIVUS (trademark of Boehringer Ingelheim)
CEREZYME (trademark of Genzyme)
CONCERTA (trademark of Alza Corporation)
CRIXIVAN (trademark of Merck)
DYNEPO (trademark of Sanofi-Aventis)
EMTRIVA (trademark of Gilead Sciences).
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
EPZICOM/KIVEXA (EPZICOM) (trademark of GSK)
FABRAZYME (trademark of Genzyme)
FOCALIN XR (trademark of Novartis)
FORTOVASE (trademark of Roche)
FUZEON (trademark of Roche)
HEPTODIN (trademark of GSK)
HEPTOVIR (trademark of GSK)
HIVID (trademark of Roche)
KALETRA (trademark of Abbott Laboratories)
METADATE CD (trademark of UCB)
MICROTROL (trademark of Supernus)
MMX Multi Matrix Systems (trademark of Cosmo Technologies)

NORVIR (trademark of Abbott Laboratories)
PENTASA (trademark of Ferring)
RAZADYNE (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
RETROVIR (trademark of GSK)
REYATAZ (trademark of Bristol Myers Squibb Company (BMS))
RITALIN LA (trademark of Novartis)
SEASONIQUE (trademark of Barr Laboratories, Inc.)
STRATTERA (trademark of Eli Lilly)
SUSTIVA (trademark co-owned DuPont Pharmaceuticals and Merck)
TRIZIVIR (trademark of GSK)
TRUVADA (trademark of Gilead Sciences)
VIDEX (trademark of BMS)
VIRACEPT (trademark of Agouron Pharmaceuticals)
VIRAMUNE (trademark of Boehringer-Ingelheim)
VIREAD (trademark of Gilead Sciences)
ZEFFIX (trademark of GSK)
ZERIT (trademark of BMS)
ZIAGEN (trademark of GSK)
ZEMPLAR (trademark of Abbott Laboratories)

SHIRE PLC
2006 Form 10-K Annual Report
Table of contents

PART I
ITEM 1. BUSINESS
General	6
Strategy	6
2006 Highlights	6
Recent developments	7
Financial information about operating segments	9
Sales and marketing	9
Manufacturing and distribution	18
Intellectual property	19
Competition	22
Government regulation	24
Third party reimbursement	24
Corporate responsibility	26
Employees	26
Available information	26

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is a leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician.

Shire plc was incorporated under the laws of England and Wales on June 27, 2005 and is a public limited company. Following the implementation of a Scheme of Arrangement, on November 25, 2005 Shire plc replaced Shire Pharmaceuticals Group plc (SPG) as the holding company for Shire plc and its subsidiaries.

Historically, the Company has grown through acquisition, completing seven major mergers or acquisitions in a twelve-year period from 1994 to 2006. Divestments of non-core assets over the past three years have streamlined the Company’s operations. The Company will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value in the future.

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

In accordance with this strategy, Shire completed the acquisition of Transkaryotic Therapies, Inc. (TKT) on July 27, 2005. TKT was renamed Shire Human Genetic Therapies, Inc. (Shire HGT) with effect from January 17, 2006.

On February 20, 2007, consistent with its stated focus on the growing ADHD market, Shire announced that it had agreed to acquire New River Pharmaceuticals Inc. allowing Shire to progress and benefit from its successful strategy of acquiring, developing and marketing specialty pharmaceutical products. For further information see Item 1: Business - Recent Developments in this Form 10-K.

2006 Product and Pipeline Highlights

•	DAYTRANA: On April 6, 2006 the FDA approved DAYTRANA and it was launched in the US in June 2006.

•	ELAPRASE: The US Food and Drug Administration (FDA) approved ELAPRASE in the US on July 24, 2006 and it was launched in the US in August 2006. By December 31, 2006 over 110 patients in the US had received treatment. The EU pre-approval process commenced in July 2006 and by December 31, 2006 over 100 patients were receiving treatment on a named-patient basis.

•
SPD465: On July 21, 2006 the Company submitted a New Drug Application (NDA) to the FDA for SPD465 for the treatment of ADHD in the adult population. The Prescription Drug User Fee Act (PDUFA) date for the FDA to issue a formal response to this application is May 21, 2007.

•
SPD503: The Company filed a NDA with the FDA on August 24, 2006 for the use of SPD503 as a treatment of ADHD in children and adolescents. The PDUFA date for the FDA to issue a formal response to this application is June 24, 2007.

•	GA-GCB: The Phase 3 clinical program was initiated in January 2007.

•
Enzyme Replacement Therapies: The Company has completed proof of concept studies and has advanced into pre-clinical development three projects for the treatment of lysosomal storage disorders; namely enzyme replacement therapies for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and intrathecal delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS)

•
SPD491 - A once-a-day, non opiate, transdermal analgesic being developed with the goal of non-scheduled labeling to treat moderate to severe pain, will enter Phase 1 testing in the first quarter of 2007.

•	SPD535 - Pre-clinical evaluation has begun for development of a novel platelet-lowering agent.

In addition Shire in-licensed:

•
Rights to the transvaginal ring technology of Duramed in a number of markets outside of North America, including the larger European markets in August 2006, together with a license in the same countries to Duramed’s oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol).

•
Global rights to SPD500 (Tissue Protective Cytokine technology), from Warren Pharmaceuticals, Inc. (Warren) in September 2006. SPD500 is being developed pre-clinically in non-nervous system indications, including renal and genetic disease areas.

•
Global rights to SPD493 (Valrocemide) and other related compounds, from Yissum Research and Development Company in July 2006. SPD493 is being developed at Phase 1 for the treatment of a number of central nervous system disorders.

2006 Business Highlights

ADDERALL XR – Settlement of Barr Laboratories, Inc. (Barr) Litigation

On August 14, 2006 Shire and Barr announced that all pending litigation in connection with Barr’s Abbreviated New Drug Application (ANDA) and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s US Patents Nos. 6,322,819 (the ‘819 Patent), 6,601,300 (the ‘300 Patent) and 6,913,768 (the ‘768 Patent). Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent. Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the US until April 1, 2009, except in certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

Sale of ADDERALL IR to Duramed

In September 2006, Duramed Pharmaceuticals, Inc. (Duramed) purchased the product rights to Shire's ADDERALL product for $63.0 million.

ID Biomedical Corporation (IDB) loan repayment

On February 10, 2006 Shire received notice from IDB that it intended to repay in full all of its loan drawings for injectable flu development of $70.6 million, together with accrued and capitalized interest of $8.1 million (see Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual report). The Company received the $78.7 million outstanding on February 14, 2006. The amounts outstanding in respect of IDB’s drawings for pipeline development (principal drawings of $29.4 million) are unaffected by this repayment.

FOSRENOL

In December 2006 the Company entered into an agreement with Abbott Laboratories (Abbott) for the co-promotion of FOSRENOL in the US.  Abbott's US renal care sales team will co-promote FOSRENOL with its own renal product ZEMPLAR. The Company’s US renal sales force will also continue to promote FOSRENOL.  This agreement began in the first quarter of 2007 and will continue for a term of five years.

Recent developments

Acquisition of New River

On February 20, 2007 Shire announced that it has agreed to acquire New River Pharmaceuticals Inc. (New River) for $64 per New River share, or approximately $2.6 billion for the fully diluted equity interest, in an all cash transaction unanimously recommended by the Boards of both companies. The acquisition is structured as a tender offer for all outstanding shares of New River followed by a merger. The acquisition is subject to the approval of Shire plc’s shareholders as well as the satisfaction of certain customary conditions, including the tender of a majority of the outstanding New River shares on a fully-diluted basis and the expiration or earlier termination of the Hart-Scott-Rodino waiting period. For accounting purposes, the acquisition of New River will be accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Accounting for Business Combinations” (SFAS No. 141).

The total consideration for the acquisition of New River amounts to approximately $2.6 billion in cash. Shire has entered into new bank facilities of $2.3 billion to provide part of the financing for the acquisition. This new facility is conditional upon, amongst other things, approval being given by Shire plc’s shareholders at an Extraordinary General Meeting for Shire plc to exceed the current limit on its aggregate borrowings set out in Shire plc’s Articles of Association.

Shire plc has also raised approximately $900 million through the private placement of 42,883,721 new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

For further information see Exhibit 99.2 to the 8-K filed on February 23, 2007.

VYVANSE (previously known as NRP104)

On February 23, 2007 the FDA approved VYVANSE, indicated for the treatment of ADHD. The FDA has proposed that VYVANSE be classified as a Schedule II controlled substance. This proposal was submitted to and accepted by the US Drug Enforcement Administration (DEA). A final scheduling decision is expected from the DEA following a 30-day period for public comment. Pending final scheduling designation, product launch is anticipated in the second quarter of 2007.

ELAPRASE

On January 8, 2007 the European Medicines Agency (EMEA) granted marketing authorization for the use of ELAPRASE for the long-term treatment of patients with Hunter syndrome. Pricing and reimbursement procedures are already underway for ELAPRASE in many European countries and it will be launched across the majority of European countries in 2007.

LIALDA/MEZAVANT

On January 16, 2007 the FDA approved LIALDA, indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine.  Once-daily LIALDA contains the highest mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. The Company anticipates launching LIALDA in the US during the first quarter of 2007.

In Europe, Shire has received core labelling information approval for MEZAVANT in 15 EU countries (including UK, Germany, France and Spain) following the decentralised registration procedure. Associated national approvals should follow in the first quarter of 2007 and have already been received in Austria, Denmark and the UK.

SPD754

Shire licensed the US and Canadian rights for the investigational HIV compound, SPD754 (also known as apricitabine), to the Australian biotechnology company Avexa Limited (Avexa) on January 23, 2007. Shire received an up-front cash payment of US$10 million, 8 million additional Avexa shares (taking its shareholding in Avexa to just over 8%) and may receive further milestones and royalties.

Financial information about operating segments

Substantially all of the Company’s revenues, operating profits or losses and net assets are attributable to the research and development (R&D), manufacture, sale and distribution of pharmaceutical products within two operating segments: Pharmaceutical products and Royalties. Segment revenues, profits or losses and assets for 2006, 2005 and 2004 are presented in Note 25 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Sales and marketing

At December 31, 2006, the Company employed 1,260 sales and marketing staff to service its operations throughout the world, which included its major markets in the US, Europe and Canada.

Currently marketed products

The table below lists the Company’s key currently marketed products as at December 31, 2006, indicating the owner, licensor and the key territories in which Shire markets the product.

Products	Disease area	Owner/licensor	Key territory

Treatments for central nervous system (CNS) disorders

ADDERALL XR (mixed salts of a single-entity amphetamine product)	ADHD	Shire	US and Canada

DAYTRANA (methylphenidate transdermal system)	ADHD	Shire/Noven Pharmaceuticals, Inc.	US

CARBATROL (carbamazepine extended-release capsules)	Epilepsy	Shire	US

Treatments for GI diseases

PENTASA (mesalamine)	Ulcerative colitis	Ferring A/S	US

COLAZIDE (balsalazide)	Ulcerative colitis	Shire	UK (1)

Treatments for Human Genetic Diseases

REPLAGAL (algalsidase alfa)	Fabry disease	Shire	Europe, Canada and Argentina;(2)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccha-ridosis Type II)	Shire	US

Treatments for diseases in the general products (GP) area

AGRYLIN (anagrelide hydrochloride)	Thrombocythemia secondary to a myeloproliferative disorder	Shire	US and Canada (3)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (3)

FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire (6)	US and Europe (2)(4)

REMINYL/REMINYL XL (galantamine hydrobromide)	Alzheimer’s disease	Synaptech, Inc.	UK and Republic of Ireland(5)

CALCICHEW (calcium carbonate range)	Adjunct in osteoporosis	Nycomed Pharma AS	UK and Republic of Ireland

LODINE (etodolac)	Rheumatoid arthritis and osteoarthritis	Shire	UK and Republic of Ireland

SOLARAZE (diclofenac sodium 3% gel)	Actinic keratosis	Jagotec A.G.	Europe(1)

VANIQA (eflornithine 11.5% cream)	Facial hirsutism in women	Skinmedica, Inc.	Europe(2)

(1) Marketed in certain European markets by distributors
(2) Marketed in certain European and other markets by distributors
(3) AGRYLIN/XAGRID is marketed in certain European and other markets by distributors
(4) Sold as FOZNOL in the Republic of Ireland
(5) Marketed in ROW under license from Shire by Janssen Pharmaceutica N.V. (part of the Johnson & Johnson group of companies)
(6) Shire has the right to acquire the patents in Japan

Treatments for CNS disorders

ADDERALL XR

ADDERALL XR is a treatment for ADHD. ADHD is estimated to affect 7.8% of US children aged 4 to 17. Symptoms present themselves as impulsivity/hyperactivity, inattention or both. In up to 65% of children affected by this disorder, symptoms will persist into adulthood, with estimates of up to 9.9 million adults in the United States having ADHD. According to IMS Health (IMS), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was approximately $3.3 billion for the year to December 31, 2006.

ADDERALL XR is a patented formulation which uses MICROTROL drug delivery technology and is designed to provide an all-day treatment with one morning dose. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules and can be administered as a capsule or sprinkled on soft food. In the ADHD market, a once-a-day formulation provides the following important patient benefits:

•	all-day control of symptoms;

•	avoids the need for medication to be taken at school;

•	reduces the risk of diversion;

•	allows parental control of medication; and

•	offers potential for improved patient compliance.

The FDA approved ADDERALL XR as a once-daily treatment for children with ADHD in October 2001, for adults in August 2004 and for adolescents (aged 13 to 17) in July 2005.

During October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company received correspondence from the FDA in April 2006 stating that, due to the complex issues raised requiring extensive review and analysis by the FDA's officials, a decision cannot yet be reached by the FDA. The FDA did not provide any guidance as to when that decision may be reached.

On January 19, 2006 the Company and Impax Laboratories, Inc. (Impax) announced that all pending litigation in connection with Impax's ANDA had been settled. As part of the settlement, Impax confirmed that its proposed generic products infringe Shire's 819, 300 and 768 Patents.

On August 14, 2006 Shire and Barr announced that all pending litigation in connection with Barr's ANDA and its attempt to market generic versions of Shire's ADDERALL XR had been settled. As part of the settlement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire's 819, 300 and 768 Patents. Barr has also admitted that any generic product made under its ANDA would infringe the 768 patent.

Under the terms of the settlement, Barr is not permitted to market a generic version of ADDERALL XR in the United States until April 1, 2009, except for certain limited circumstances (such as the launch of another party's generic version of ADDERALL XR).

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress. For further information see ITEM 3: Legal Proceedings.

DAYTRANA

DAYTRANA is a methylphenidate transdermal delivery system for the once daily treatment of ADHD. DAYTRANA is the first and only patch medication approved by the FDA to treat the symptoms of paediatric ADHD. It is available in four dosage strengths of 10mg, 15mg, 20mg and 30mg, all designed for once-daily use. When worn for the recommended nine hours, efficacy has been demonstrated from the first time point measured (two hours) through the 12-hour time point.

In February 2003 the Company in-licensed from Noven Pharmacuticals, Inc. (Noven) the worldwide royalty-free sales and marketing rights to DAYTRANA. DAYTRANA was approved by the FDA on April 6, 2006 and was launched in the US in June 2006.

CARBATROL

CARBATROL is a treatment for epilepsy. Approximately 2.7 million people in the United States suffer from epilepsy, a disorder that is characterised by a propensity for recurrent seizures and is defined by two or more unprovoked seizures.

CARBATROL is an extended release formulation of carbamazepine that uses MICROTROL drug delivery technology. It is available in 100mg, 200mg and 300mg capsules and can be administered as a capsule or sprinkled on food and delivers consistent blood levels of the drug over 24 hours, when taken twice daily. When administered in an immediate release formulation, carbamazepine requires dosing three to four times a day. CARBATROL's extended release formulation therefore provides potential compliance advantages for patients. Carbamazepine is one of the most widely prescribed anti-epileptic drugs.

The FDA approved CARBATROL in September 1997 for marketing in the US and it was launched in the US in June 1998. A promotional services agreement for CARBATROL for the US market was signed with Impax in January 2006. This took effect from July 2006.

Patent litigation proceedings relating to CARBATROL are in progress. For further information see ITEM 3: Legal Proceedings.

Treatments for GI diseases

PENTASA

PENTASA controlled release capsules are indicated for the induction of remission and for the treatment of patients with mild to moderately active ulcerative colitis. Ulcerative colitis is a serious chronic inflammatory disease of the colon in which part, or all of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhoea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The worldwide diagnosed population for ulcerative colitis is expected to reach 1.4 million by 2015. The first line treatment for inflammatory bowel disease is with mesalamine (5-aminosalicylic acid 5-ASA) based products

PENTASA is an ethylcellulose-coated, controlled release capsule formulation designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. In the US, PENTASA is available in 250mg and 500mg capsules.

Pursuant to an agreement with Ferring A/S, the Company has in-licensed the exclusive royalty-bearing rights to PENTASA in the US. The co-promotion agreement with Solvay Pharmaceuticals, Inc. ended with effect from January 1, 2006 and PENTASA has since been exclusively promoted by the Company.

COLAZIDE

COLAZIDE is indicated for the treatment of mild to moderately active ulcerative colitis and maintenance of remission. It is a mesalamine derivative in which mesalamine is linked to an inactive carrier. The link is cleaved by colonic bacteria, delivering 99% of the mesalamine dose to the colon.

Treatments for human genetic diseases

REPLAGAL

REPLAGAL is a treatment for Fabry disease. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function often progressing to full kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 40,000 males and is less frequent in females.

REPLAGAL is a fully human alpha-galactosidase A protein that replaces the deficient alpha-galactosidase A with an active enzyme to stop or ameliorate the clinical manifestations of Fabry disease. In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the European Union (EU) with up to 10 years market exclusivity.

ELAPRASE

ELAPRASE is a treatment for Hunter syndrome (also known as Mucopolysaccharidosis Type II or MPS II). Hunter syndrome is a rare, inherited genetic disorder mainly affecting males that interferes with the body's ability to break down and recycle waste substances called mucopolysaccharides, also known as glycosaminoglycans or GAGs. Hunter syndrome is one of several related lysosomal storage diseases. In patients with Hunter syndrome, cumulative buildup of GAGs in cells throughout the body interferes with the way certain tissues and organs function, leading to severe clinical complications and early mortality.

ELAPRASE was approved by the FDA on July 24, 2006 and launched in the US during August.

On January 8, 2007 the EMEA granted marketing authorization for the use of ELAPRASE for the long-term treatment of patients with Hunter syndrome. Pricing and reimbursement procedures are already underway for ELAPRASE in many European countries and it will be launched across the majority of European countries in 2007.

Prior to the grant of marketing authorization in the EU, early access was granted to patients with Hunter syndrome in a number of European countries that have mechanisms for pre-approval access including Italy, Germany, Spain, France, Sweden, Denmark and Norway.

ELAPRASE has been granted orphan drug status by both the FDA and the EMEA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

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

Anagrelide hydrochloride is marketed in the US (under the trade name AGRYLIN) for the treatment of thrombocythemia secondary to a MPD. AGRYLIN's paediatric marketing exclusivity expired in September 2004 in the US. The FDA subsequently approved several generic versions of AGRYLIN, which, as expected, adversely affected the Company's sales of this product in North America in 2005 and 2006.

In Europe anagrelide hydrochloride is marketed as XAGRID for the reduction of elevated platelet counts in at risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has also been granted orphan drug status in the EU, providing it with up to 10 years market exclusivity from November 2004.

FOSRENOL

FOSRENOL is a phosphate binder for use in end-stage renal failure patients receiving dialysis. It is estimated that there are around 1.8 million patients worldwide with end-stage renal disease. In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the resultant retention and elevated blood phosphate levels (hyperphosphatemia) can combine with other biochemical disturbances and result in bone disorders described as renal osteodystrophy. Research also suggests that hyperphosphatemia is associated with the development of cardiovascular disease which accounts for nearly 50% of deaths in dialysis patients.

FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased. Formulated as a convenient chewable tablet, FOSRENOL received FDA approval for the 250mg and 500mg dosage strengths in the US in October 2004 and was launched in the US in January 2005. In November 2005, the Company received FDA approval for the higher dose strengths of 750mg and 1000mg.

In December 2006 the Company entered into an agreement with Abbott for the co-promotion of FOSRENOL in the US.  Abbott's US renal care sales team will co-promote FOSRENOL with its own renal product ZEMPLAR. The Company’s US sales force will also continue to promote FOSRENOL.  This agreement began in the first quarter of 2007 and will continue for a term of 5 years. FOSRENOL has been approved in a number of European countries in 2006 and has now been launched in Germany, France, the UK and a number of other European countries. Launches will continue throughout 2007 in Europe including, Italy and Spain, subject to the finalization of national licensing and conclusion of pricing and re-imbursement negotiations.

REMINYL and REMINYL XL

REMINYL and REMINYL XL are indicated for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. It is estimated that approximately 500,000 people in the UK suffer from Alzheimer's disease (AD), which affects the ability to carry out normal daily activities and affects memory, language and behaviour. The disease is progressive, with death usually occurring within eight to ten years following the onset of symptoms.

REMINYL and REMINYL XL are marketed by the Company in the UK and Republic of Ireland under a royalty-bearing licence from Synaptech Inc. (Sypnaptech). In the rest of the world, it is marketed by Janssen Pharmaceutica N.V. (Janssen), an affiliate of Johnson & Johnson (under the name RAZADYNE and RAZADYNE ER in the US). The Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL, which was launched by the Company in the UK and Republic of Ireland in June 2005 and by Janssen in the US in May 2005 as RAZADYNE ER.

In May 2006, the National Institute for Health and Clinical Excellence (NICE) in England and Wales issued its Final Appraisal Determination (FAD) which recommended that REMINYL and REMINYL XL, together with other drugs in the same class, be reimbursed by the National Health Service (NHS) when used for the treatment of either (i) patients with existing AD already being treated with one of these drugs; or (ii) newly diagnosed patients once their disease has progressed to a moderate stage. The FAD confirmed that the NHS would not reimburse treatment of patients newly diagnosed with mild AD. The Company and other consultees to the NICE process appealed against the FAD, but the appeals were unsuccessful. A pharmaceutical company with a product in this class has given notice of its intention to apply for a judicial review of the decision of NICE's Appeal Panel. The Company intends to participate in the judicial review proceedings as an interested party.

In June 2006 Janssen and Synaptech filed a law suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER. No court date has been set.

Barr and other companies have filed ANDAs with the FDA for generic versions of RAZADYNE and Janssen and Synaptech have filed law suits against some of those ANDA filers. The court date for the first of these proceedings is May 2007.

CALCICHEW range

The Company is licensed by Nycomed Pharma AS (Nycomed) until December 31, 2007 to distribute the CALCICHEW range of calcium and calcium/vitamin D3 supplements for the adjunctive treatment of osteoporosis in the UK and Republic of Ireland. The Company is negotiating an extension of this license with Nycomed.

Osteoporosis is characterised by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than 4.5 million people in the UK are estimated to suffer from this condition.

LODINE

LODINE SR contains etodolac 600mg in a sustained release formulation and is indicated for use in the treatment of rheumatoid arthritis and osteoarthritis in the UK and Republic of Ireland. More than seven million adults in the UK have long-term health problems associated with arthritis and related conditions.

The Company has exclusive UK sales and marketing rights to LODINE. In November 2006, a generic company was granted a marketing authorization for a 600mg etolodac tablet in the UK and launched the product shortly after approval.

SOLARAZE

SOLARAZE is a topical preparation for the treatment of Actinic Keratosis (AK). AK is a common form of pre-malignant skin tumor. AK is caused primarily by long-tem exposure to the sun (UV radiation) and may progress to squamous cell carcinoma in up to 10% of cases. The reported incidence of AK is up to 25% in the northern hemisphere increasing to 60% in Australian adults.

On November 29, 2006 the Australian Government Department of Health and Ageing Therapeutic Goods Administration approved the registration of Solaraze for the management of AK.

VANIQA

VANIQA Cream is a novel topical prescription-only medicine indicated for the treatment of facial hirsutism (also known as unwanted facial hair) in women. Approximately 1 in 10 women remove unwanted facial hair on a weekly basis.

Royalties received from antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK. These antiviral products are for Human Immunodeficiency Virus (HIV) and Hepatitis B. The table below lists these products, indicating the principal indications, marketer of the product and the territory in which the product is being marketed.

Products	Principal indications	Marketed by/relevant territory

3TC/EPIVIR	HIV	Shire & GSK / Canada; GSK / RoW
COMBIVIR	HIV	Shire & GSK / Canada; GSK / RoW
TRIZIVIR	HIV	Shire & GSK / Canada; GSK / RoW
EPZICOM/KIVEXA	HIV	Shire & GSK / Canada; GSK / RoW
ZEFFIX/EPIVIR-HBV/ HEPTOVIR(1)	Hepatitis B infection	Shire & GSK / Canada; GSK / RoW

(1) This is not a comprehensive list of trademarks for this product. The product is marketed under other trademarks in some markets.

HIV/AIDS

HIV is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome (AIDS). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

According to UNAIDS (a joint United Nations program on AIDS), in 2006 there were 39.5 million people worldwide living with HIV/AIDS, including 17.7 million women and 2.3 million children under the age of 15. In 2006 4.3 million people became newly infected with HIV, including 0.6 million children. Of these, 2.8 million new infections occurred in Sub-Saharan Africa. In an effort to combat the AIDS epidemic in Africa and reduce the cost of medicines used to treat AIDS in sub-Saharan Africa, the Company has waived a significant proportion of its royalty entitlements on sales of products containing lamivudine in this region.

According to IMS the World-Wide antiretroviral (anti-HIV) market reached $8.2 billion in annual sales in the year to November 2006, with nucleotide/nucleoside transcriptase inhibitors (such as 3TC) representing 51.7% of the market ($4.22 billion). The vast majority of sales were generated in North America and Western Europe.

Lamivudine was originally discovered by Shire BioChem Inc. (BioChem), a wholly-owned subsidiary of the Company. Since 1990, the Company has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell lamivudine (now marketed in various single and combination formulations including 3TC/EPIVIR, COMBIVIR, TRIZIVIR and EPZICOM). In Canada 3TC is sold by the Company in partnership with GSK.

3TC/EPIVIR

3TC (lamivudine) is indicated for the treatment of HIV infection and AIDS and was first approved in the US in November 1995. It is now marketed in the US as EPIVIR. Approval in Canada followed shortly after in December 1995 and in the EU in August 1996.

The safety and efficacy of 3TC together with 3TC’s ease of administration has successfully established 3TC as the cornerstone of combination therapy in HIV infection. In combination with other anti-retrovirals, 3TC is used in the majority of triple and quadruple combination therapies with other nucleoside analog, protease inhibitors and non-nucleoside reverse transcriptase inhibitors (NNRTI). It was also part of the pivotal clinical trials used as the basis for approval of five other HIV anti-retroviral agents: the nucleoside analog abacavir, the NNRTI efavirenz, and the protease inhibitors indinavir, nelfinavir and amprenavir.

COMBIVIR

In September 1997, the FDA authorized the marketing of COMBIVIR, the first product to combine two anti-retroviral drugs in a single tablet formulation. Each tablet of COMBIVIR contains 3TC and zidovudine (AZT) and can be taken twice daily, offering the advantage of reducing significantly the number of tablets a person on a 3TC/AZT based treatment regimen needs to take. COMBIVIR was approved for use in Europe in March 1998 and in Canada in December 1998.

TRIZIVIR

In November 2000, the FDA authorized the marketing of TRIZIVIR in the US. Each tablet of TRIZIVIR contains 3TC, AZT and abacavir (ABC) and can be taken twice daily. TRIZIVIR was the first tablet to combine three anti-HIV agents. TRIZIVIR was approved for use in the EU in January 2001 and in Canada in October 2001.

EPZICOM/KIVEXA

In August 2004, the FDA authorized the marketing of EPZICOM in the US. Each tablet of EPZICOM contains 3TC and ABC and can be taken once a day. EPZICOM, in combination with other antiretroviral agents, is indicated for the treatment of HIV-1 infection in adults. In December 2004, EPZICOM was granted a marketing authorization in the EU.

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

ZEFFIX/EPIVIR-HBV/HEPTOVIR

ZEFFIX (lamivudine) is an orally available treatment for chronic hepatitis B infection and for the prevention of liver graft reinfection.

The Company has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell ZEFFIX, EPIVIR, HBV and HEPTOVIR. In Canada HEPTOVIR is sold by the Company in partnership with GSK.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of CNS, GI, HGT and GP.

The table below lists the Company’s key products under development by therapeutic area, at December 31, 2006, indicating the most advanced development status reached in any market for each and the Company’s territorial rights.

Product	Principal indications	Most advanced development status	The Company’s territorial rights

Treatments for CNS disorders

VYVANSE (lisdexamfetamine dimesylate)	Paediatric and adult ADHD	US: FDA Approval on February 23, 2007 for paediatric ADHD. Adult ADHD in Phase 3.	Global(1)

SPD503 (extended release guanfacine)	ADHD	US: Registration	US

SPD465 (extended release of mixed amphetamine salts)	ADHD	US: Registration	Global

SPD493 (Valrocemide)	Various	Phase 1	Global

SPD491	Pain	Phase 1 from Q1 2007	Global

Treatments for GI diseases

LIALDA (mesalamine) / MEZAVANT (mesalazine) with MMX Technology (previously known as MESAVANCE)	Ulcerative colitis
US: FDA approved the NDA for ulcerative colitis on January 17, 2007.

Canada: Registration

EU: Agreed core labelling information on December 14, 2006 for ulcerative colitis through EU consensus (decentralized procedure).
Key major markets worldwide

Treatments for Human Genetic diseases

Gene-activated glucocerebrosidase (GA-GCB)	Gaucher disease	Phase 1/2 completed Phase 3 from Q1 2007	Global

Enzyme replacement therapies	Sanfilippo Syndrome (Mucopoly-saccharidosis IIIA), Metachromatic Leukodystrophy and Hunter CNS	Pre-clinical	Global

Treatments for diseases in the GP area

DYNEPO (epoetin delta)	Anemia related to chronic renal failure	Approved EU	Global (excluding US)

SPD500 (Tissue protective cytokine technology)	Various(2)	Pre-clinical	Global

SPD535	Disorder of platelet level	Pre-clinical	Global

SEASONIQUE	Woman’s health	Pre-registration	Key European markets

Transvaginal Ring Technology	Woman’s health	Various	Key European markets

(1) In collaboration with New River
(2) Non-nervous system indications only.

Treatments for CNS disorders

VYVANSE (previously known as NRP104)

The Company signed a collaborative agreement (the “Collaborative Agreement”) with New River on January 31, 2005, for the new chemical entity NRP104, which is being developed for the treatment of ADHD. VYVANSE is an amphetamine pro-drug where lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolised in the body.

On February 23, 2007, the FDA approved VYVANSE, indicated for the treatment of ADHD. The FDA has proposed that VYVANSE be classified as a Schedule II controlled substance. This proposal was submitted to and accepted by the DEA. A final scheduling decision is expected from the DEA following a 30-day period for public comment. Pending final scheduling designation, product launch is anticipated in the second quarter of 2007. VYVANSE will be available in three dosage strengths: 30 mg, 50 mg and 70 mg, all indicated for once-daily dosing.

New River has completed enrolment for its Phase 3 clinical trial examining the safety and efficacy of VYVANSE as a treatment for ADHD in the adult population (ages 18-52). Studies for the treatment of ADHD in adolescents (ages 13-18) will commence after the adult ADHD studies are completed.

Under the terms of the Collaborative Agreement, the Company will collaborate with New River to develop, manufacture, market and sell VYVANSE in the US. In the rest of the world, the Company has an exclusive royalty-bearing license to develop and commercialize VYVANSE.

On February 20, 2007 the Company announced that it had agreed to acquire New River for $2.6 billion in cash. For further information see Item 1: Business - Recent Developments in this Form 10-K.

SPD503

SPD503 is a non-stimulant “non-scheduled'' compound for use in ADHD. The Company filed a NDA with the FDA on August 24, 2006 for the use of SPD503 as a treatment of ADHD in children and adolescents. The PDUFA date for the FDA to issue a formal response to this application is June 24, 2007.

SPD465

On July 21, 2006 the Company submitted a NDA to the FDA for SPD465 for the treatment of ADHD in the adult population. The PDUFA date for the FDA to issue a formal response to this application is May 21, 2007. SPD465 has the same active ingredient as ADDERALL XR, but is designed to provide ADHD symptom control for up to 16 hours.

SPD493

The Company intends to study SPD493 (Valrocemide) in a number of CNS disorders and efficacy as an anti-epileptic agent has been demonstrated in a small proof of concept clinical study.

SPD491

SPD491, a once-a-day, non-opiate, transdermal analgesic being developed with the goal of non-scheduled labelling to treat moderate to severe pain, will enter Phase 1 testing in Q1 2007.

Treatments for GI diseases

LIALDA/MEZAVANT with MMX Technology (previously known as MESAVANCE)

On January 16, 2007 the FDA approved LIALDA, indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine.  Once-daily LIALDA contains the highest mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. The Company anticipates launch of LIALDA in the US during the first quarter 2007.

In 2006, the Company submitted applications for this product to a number of European regulatory agencies (to be called MEZAVANT) and filed a New Drug Submission with Health Canada. On December 14, 2006 the Company announced that core labelling information, part of Shire’s Marketing Authorization Application for MEZAVANT, had been agreed by the regulatory agencies for the 15 EU countries (including UK, Germany, France and Spain) participating in the decentralised registration procedure. Following completion of the decentralised procedure, associated national approvals should follow in the first quarter of 2007, enabling the Company to start a phased launch of MEZAVANT in Europe. Marketing authorizations have been granted in the UK, Denmark and Austria in the first quarter of 2007.

The Company has in-licensed the exclusive royalty-bearing rights to LIALDA/MEZAVANT in the US, Canada, Europe (excluding Italy) and the Pacific Rim from Giuliani S.p.A.

Treatments for human genetic diseases

Gene-Activated Glucocerebrosidase

Gene-Activated Glucocerebrosidase (GA-GCB) is being developed for the treatment of Gaucher disease. Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase. As a result of this deficiency, certain lipids accumulate in specific cells of the liver, spleen and bone marrow causing significant clinical symptoms in the patient, including enlargement of the liver and spleen, hematological abnormalities and bone disease.

In April 2004, TKT (which was acquired by the Company on July 27, 2005) initiated a clinical trial to evaluate the safety and clinical efficacy of GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. Results from this study were announced during the last quarter of 2005 and based upon these positive results the Company has commenced a Phase 3 clinical program in 2007.

Patent litigation proceedings in Israel with Genzyme Corporation (Genzyme) relating to GA-GCB were dismissed in January 2006. For further information see ITEM 3: Legal Proceedings.

Enzyme Replacement Therapies

The Company has completed proof of concept studies and has advanced into pre-clinical development on three projects for the treatment of lysosomal storage disorders; namely enzyme replacement therapies for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and intrathecal delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS).

Treatments for other diseases in the GP area

DYNEPO

DYNEPO was approved in the EU in March 2002 and is indicated for the treatment of anemia in patients with chronic renal failure. It may be used in patients on dialysis as well as patients not on dialysis. The Company is preparing for commercial manufacture in Europe and expects to commence a staged launch in Europe of the product in the first half of 2007.

The Company has in-licensed the exclusive royalty-bearing global (excluding US) rights to DYNEPO from Sanofi-Aventis.

Patent litigation proceedings relating to DYNEPO are in progress in the US. For further information see ITEM 3: Legal Proceedings.

SPD500

Global rights to SPD500 (Tissue Protective Cytokine Technology) were in-licensed from Warren Pharmaceuticals, Inc. (Warren) in September 2006. SPD500 is being developed pre-clinically in non-nervous systems indications, including renal and genetic disease areas.

SPD535

Pre-clinical evaluation has commenced for development of a novel platelet lowering agent.

SEASONIQUE

Shire has been granted a license to Duramed’s oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg). Duramed recently launched SEASONIQUE in the US. Shire has the rights to market this product in a number of markets outside of North America, including the larger European markets. Shire is currently assessing Duramed’s FDA registration package relating to SEASONIQUE for suitability for regulatory filing in the EU.

Women’s Health Products

Shire and Duramed have entered into an agreement under which Shire has the rights to develop a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the rights to market these products in a number of markets outside of North America, including the larger European markets. The transvaginal ring technology products and other products are in various stages of clinical development.

Manufacturing and distribution

Active pharmaceutical ingredient sourcing

ADDERALL XR: Boehringer-Ingelheim Chemicals, Inc. is currently the sole supplier of amphetamine salts from two separate facilities in Virginia, US.

CARBATROL: Orgamol SA (part of BASF) is currently the sole supplier of carbamazepine from two separate facilities located in Switzerland and in France.

DAYTRANA: Mallinkrodt, Inc. is the current sole supplier of methylphenidate. A second source is in development and should be available in 2007.

PENTASA: Bayer HealthCare AG is currently the sole supplier of mesalamine from a single site in Germany. The Company protects supply by carrying significant inventories.

AGRYLIN/XAGRID: Cambridge Major Laboratories, Inc. is currently the sole supplier of anagrelide from its facility in Wisconsin, US. The Company protects supply by carrying significant inventories.

FOSRENOL: Farchemia S.R.L is the worldwide supplier of lanthanum carbonate for FOSRENOL. A second source is in development.

REMINYL/REMINYL XL: The active pharmaceutical ingredient is solely supplied by Janssen, from its European based facility.

REPLAGAL: The sole source of agalsidase alpha is the Company’s protein manufacturing plant in Cambridge, Massachusetts, US. The Company protects its supply by carrying significant inventories.

ELAPRASE: The sole source of idursulfase is the Company’s protein manufacturing plant in Cambridge, Massachusetts, US. The Company protects its supply by carrying significant inventories.

Manufacturing

ADDERALL XR: DSM Pharmaceuticals, Inc. (DSM) is the primary manufacturer of ADDERALL XR, with Shire’s Owings Mills manufacturing facility (Owings Mills) being the secondary manufacturer.

CARBATROL: Owings Mills is the sole manufacturer of the beads used in the delivery of CARBATROL and the primary manufacturer for encapsulation with DSM being the secondary manufacturer for encapsulation and packaging.

DAYTRANA: Noven is currently the sole finished product supplier of DAYTRANA. A back up site is in early development. The Company protects its supply by carrying significant inventories.

PENTASA: Owings Mills is the primary manufacturer of PENTASA, with Aventis approved as a backup manufacturer.

AGRYLIN/XAGRID: Tyco is the sole supplier of AGRYLIN/XAGRID. The Company protects its supply by carrying significant inventories.

FOSRENOL: DSM provides finished product for the US. Reckitt-Benckiser based in Europe, is currently approved to supply finished product to the US and Owings Mills is in the process of being approved as a finished product manufacturing site for the US. Finished product for Europe and the rest of the world is currently supplied by Reckitt-Benckiser. DSM is also approved to supply Europe and Canada.

REMINYL: Finished product is supplied by Janssen, from its European based facility. It is the sole supplier of the product.

REPLAGAL: Finished drug product is supplied by two contract manufacturers.

ELAPRASE: Finished product is currently single sourced from a contract manufacturer. As the market matures, there are plans to dual source.

Other: The Company’s other products marketed in the US and Canada are manufactured and packaged by third party contract manufacturers.

All products marketed by the international sales and marketing operation are either manufactured and supplied by the licensor of the product under supply arrangements or are manufactured for Shire by third parties under contract.

Distribution

The Company’s US distribution center, which includes a large vault to house DEA-regulated Schedule II products, is located in Kentucky. From there, the Company distributes its CNS, GI and GP products to all the wholesale distribution centers and the three major warehousing pharmacy chains that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

The distribution and warehousing of certain HGT products are contracted out to specialist third party contractors in the US and Europe.  Distribution agreements are in place for other export territories where the Company does not have local operations.

Physical distribution in the UK, Spain, Italy, France, Germany and the Republic of Ireland is contracted out to third parties and distribution agreements are in place for certain other export territories where the Company does not have local operations.

Material customers

The Company’s three largest trade customers are Cardinal Health Inc., McKesson Corp., and Amerisource Bergen Corp., all of which are in the US. In 2006, these wholesale customers accounted for approximately 43%, 29%, and 11% of total product sales, respectively.

During 2005, the Company entered into ‘fee for service’ agreements with two of its three significant wholesale customers. These agreements, which are commonplace in the US pharmaceutical industry, change the way wholesalers are compensated. Under the agreements, the wholesalers receive a distribution fee from pharmaceutical suppliers. These ‘fee for service’ agreements eliminate wholesalers' incentives to acquire and hold excess inventories. The Company believes this will reduce the significant impact of wholesaler stocking and de-stocking on its product sales. Further, each wholesaler will provide data regarding its inventories of the Company's products that it has on hand. The Company is negotiating a ‘fee for service’ agreement with its remaining significant wholesale customer. ‘Fees for service’ are treated as a sales deduction, thus affecting revenues.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support applications by its licensors.

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings.

The degree of patent protection afforded to pharmaceutical inventions around the world is uncertain. If patents are granted to other parties that contain claims having a scope that is interpreted by the relevant authorities to cover any of the Company’s products or technologies, there can be no guarantee that the Company will be able to obtain licenses to such patents or make other arrangements at reasonable cost, if at all.

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. It may also change over the course of time as patents grant or expire, or become extended, modified or revoked. The following non-exhaustive list sets forth details of the granted US and EU patents pertaining to the Company’s key currently marketed products, material products from which the Company receives a royalty and major products under development, or technology relating to those products, which are owned by or licensed to the Company and that are material to an understanding of the Company’s business taken as a whole. The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US 6,605,300 US 6,913,768	October 21, 2018 October 21, 2018 January 29, 2023
CARBATROL	US 5,326,570 US 5,912,013 EP 0660705	July 23, 2011 June 15, 2016 July 23, 2012
DAYTRANA	US 6,210,705 US 6,348,211 EP 591432 EP 1037615	September 30, 2018 September 30, 2018 June 22, 2012 December 14, 2018
DYNEPO	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 EP 0750044	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 November 5, 2012
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211 US 6,153,188 US 6,541,254	March 17, 2015 August 25, 2015 August 3, 2016 November 12, 2011 November 12, 2011
FOSRENOL	US 5,968,976 US 7,078,059 EP 0817639	October 26, 2018 July 5, 2021 March 19, 2016
GA-GCB	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,566,099 US 7,138,262 EP 0750044	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 September 12, 2017 August 18, 2020 November 5, 2012
GUANFACINE (SPD503)	US 4,847,300 US 5,854,290 US 6,287,599 US 6,811,794	November 7, 2006 September 21, 2015 December 20, 2020 December 20, 2021

LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 5,532,246 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
COMBIVIR	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
TRIZIVIR	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
EPZICOM	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
LIALDA (SPD476)	US 6,773,720 EP 1198226 EP 1183014	June 8, 2020 June 8, 2020 June 9, 2020

REMINYL & REMINYL XL	US 4,663,318 US 6,099,683 US 6,358,527 EP 236684 EP 915701 EP1140105	December 14, 2008 June 6, 2017 June 6, 2017 January 15, 2007 June 6, 2017 December 20, 2019
REPLAGAL	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,083,725 US 6,395,884 US 6,458,574 EP 0750044	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 September 12, 2017 September 12, 2017 September 12, 2017 November 5, 2012
SPD465	US 6,322,818 US 6,605,300	October 21, 2018 October 21, 2018
VYVANSE (NRP104)	US 7,105,486	June 29, 2023
Note:

•
The EP patents listed above do not necessarily have a corresponding national patent registered in each EU member state. In some cases, national patents were obtained in only a limited number of EU member states. The rights granted to an EP patent are enforceable in any EU member state where the EP patent has been registered as a national patent.

•	The EP patents listed above do not reflect term extensions afforded by supplementary protection certificates (SPC’s) which are available in many EU member states.

The loss of patent protection following a legal challenge may result in third parties commencing commercial sales of their own versions of the Company’s products before the expiry of the patents. The Company’s sales of such product(s) may decrease in consequence. In many cases, however, the Company’s products have more than one patent pertaining to them. In such cases, or where the Company enjoys trade secrets, manufacturing expertise, patient preference or regulatory exclusivity, the Company may continue to market its own products without its commercial sales of those products being adversely affected by the loss of any given patent.

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

ADHD market

Competition in the US ADHD market has continued to increase as several products that do or will compete with the Company’s products have been launched in recent years. Among the new entrants to the market in 2006 was DAYTRANA, the Company’s methylphenidate product.

Many of these products contain methylphenidate. In 2000, Johnson & Johnson (in conjunction with ALZA) launched CONCERTA, a once-daily formulation of methylphenidate. At December 31, 2006, CONCERTA had a 22.2% share of the US ADHD market. In 2001, UCB Pharma launched METADATE CD, a once-daily formulation of methylphenidate. At December 31, 2006, METADATE CD had a 3.1% share of the US ADHD market. In 2002, Novartis (in conjunction with Elan) launched RITALIN LA, an extended release formulation of methylphenidate, and in 2005 Novartis launched FOCALIN XR in conjunction with Celgene Corporation, a long-acting formulation of dexmethylphenidate, the active ingredient of traditional methylphenidate preparations. At December 31, 2006 RITALIN LA and FOCALIN XR had a 2.8% and 5.2% share, respectively, of the US ADHD market.

In 2002, Barr launched a generic version of ADDERALL. Subsequently, five additional generic companies have launched generic versions. Total ADDERALL generic prescriptions accounted for about 12.2% of the market as at December 31, 2006. In September 2006, Duramed (a subsidiary of Barr) purchased the product rights to the Company's ADDERALL product for $63 million. For further information see ITEM 7: Management’s Discussion and Analysis.

In 2003, Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD. At December 31, 2006, STRATTERA had a 10.7% share of the US ADHD market. The Company’s non-stimulant product, SPD503 is in registration in the US.

The Company is also aware of clinical development efforts by GSK, Gliatech Inc., Cortex Pharmaceuticals Inc., Boehringer-Ingelheim, Eisai Inc., Bristol-Myers Squibb (in collaboration with Elan) and Abbott to develop additional indications and new non-stimulant treatment options for ADHD.

Generic and other possible competition to the Company’s ADHD franchise is separately discussed in “Intellectual Property” above.

Market for the treatment of rare genetic diseases

The Company believes that in general rare genetic diseases have markets that are too small to attract the resources of most larger pharmaceutical and biotechnology companies. As a result, the Company believes that the primary competition with respect to its products for rare genetic diseases is from smaller pharmaceutical and biotechnology companies. Competitors for lysosomal storage disorders include BioMarin Pharmaceutical Inc., Actelion Ltd., and Genzyme. Specifically, REPLAGAL competes with Genzyme’s FABRAZYME, and, if approved, GA-GCB would compete with Genzyme’s CEREZYME. Shire does not know of any party developing an enzyme replacement therapy for the treatment of Hunter syndrome.

The markets for some of the potential products for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist, the Company may not be able to successfully commercialize its products. Some jurisdictions, including EU and the United States, may designate drugs for relatively small patient populations as “orphan drugs”. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in the EU and for a period of seven years in the United States.

Both REPLAGAL and FABRAZYME were granted co-exclusive orphan drug status in the EU for up to 10 years. Genzyme has orphan drug exclusivity for FABRAZYME in the United States until April 2010. ELAPRASE has orphan drug designation in the United States and the EU.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve.

3TC/EPIVIR

In the Nucleoside/Nucleotide Reverse Transcriptase Inhibitor (NRTI) market of which 3TC/EPIVIR is a part, there are a number of anti-HIV drugs which are currently sold.

Of the branded drugs available, TRUVADA (tenofovir/emtricitabine), VIREAD (tenofovir) and EMTRIVA (emtricitabine) all sold by Gilead Sciences Inc. (Gilead), ZIAGEN (abacavir) and RETROVIR (zidovudine) each sold by GSK, ZERIT (stavudine, d4T) and VIDEX (didanosine) sold by Bristol-Myers Squibb (BMS) and HIVID (zalcitabine) sold by Roche represent the most direct competition.

TRIZIVIR/COMBIVIR/EPZICOM

In the Combined NRTI market of which TRIZIVIR, COMBIVIR and EPZICOM are a part, there is one major competitor - TRUVADA sold by Gilead.

Other HIV competition

In addition to the two NRTI HIV markets in which Shire operates, there is competition from:

•
Non-Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (NNRTIs). Of the branded NNRTIs available, SUSTIVA (efavirenz) sold by BMS and VIRAMUNE (nevirapine) sold by Boehringer-Ingelheim represent the most significant competition.

•
Protease Inhibitors (PIs). Of the branded PIs available, AGENERASE (amprenavir) sold by GSK, REYATAZ (atazanavir) sold by BMS, CRIXIVAN (indinavir sulfate) sold by Merck, KALETRA (Iopinavir/ritanaovir) and NORVIR (ritonovir) sold by Abbott, VIRACEPT (nelfinavir) sold by Pfizer, FORTOVASE (saquinavir) sold by Roche and APTIVUS (Tipranavir) sold by Boehringer-Ingelheim represent the most significant competition.

•	Fusion or entry inhibitors. Of the branded drugs available, FUZEON (enfuvirtide), an injectable integrase inhibitor sold by Roche/Trimeris, represents the most significant competition.

Generic HIV competitors

BMS’s VIDEX EC (didanosine) became the first generic HIV product in the United States in 2004. GSK’s RETROVIR (AZT) came off patent in the US in September 2005 and in Europe in March 2006. Although in September 2005 several generic formulations of zidovudine were approved by the FDA, these generic competitors have yet to fully ramp-up production and distribution. As a result, the full effect of this on the overall market for HIV products is unknown, but price decreases for all HIV products may result.

Government regulation

The clinical development, manufacturing and marketing of Shire’s products are subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU, govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks take a number of years and involves the expenditure of substantial resources.

Regulatory approval is required in all markets in which Shire, or its licensees, seek to test or market products. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the pharmaceutical compound into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to evaluate more fully clinical outcomes.

It is the Company’s responsibility to ensure that it conducts its business in accordance with the regulations of each relevant territory.

Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product. There can be no assurance that, if clinical trials are completed, either the Company or its collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization application or NDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval the Company must submit a dossier to the relevant regulatory authority for review. The format is usually specific and laid out by each authority, although in general it will include information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the US; in the EU the review may be undertaken by members of the Committee for Medicinal Products for Human Use (CHMP) on behalf of the EMEA as part of a centralized procedure or by an individual country's agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question. Under medicines legislation a third option in now available with the introduction of the decentralized procedure enacted in November 2005. The new procedure provides an alternative authorization procedure to the “mutual recognition” procedure for those drugs that are ineligible for a “centralized” review.

Approval can take from several months to several years, or be denied. The approval process can be affected by a number of factors - for example additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The agency may conduct an inspection of relevant facilities or review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand name drugs as well as abbreviated application procedures for generic versions of those drugs. Approval to manufacture these drugs is obtained by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA will accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. European guidelines also allow for the submission of abridged applications using bioeqivalence criteria.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Periodic marketing authorization renewals in Europe may require additional data, which, if unfavorable, may result in an authorization being withdrawn. In the US, the FDA has the authority to revoke or suspend approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products, to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. The branch of the FDA responsible for drug marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved products. Changes in government regulation could have a material adverse effect on the Company’s financial condition and results of operation.

In recent years, in the US, various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls or patient access constraints on medicines and increases in required rebates or discounts. Similar issues exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal level in the US that could allow patient access to drugs approved in other countries - most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities pertaining to drug re-importation.

In the US, federal legislation has created substantial changes in the Medicare program, including the December 2003 enactment of the Medicare Prescription Drug Improvement and Modernization Act. Beginning in 2006, Medicare beneficiaries were able to purchase prescription drug coverage from a private sector provider. It is difficult to predict the long-term impact of this legislation on pharmaceutical companies. Usage of pharmaceutical products may increase as the result of expanded access to medications afforded by partial reimbursement under Medicare. However, such potential sales increases may be offset by increased pricing pressures due to enhanced purchasing power of the private sector that will negotiate on behalf of Medicare beneficiaries.

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

Similar regulatory and legislative issues are encountered in Europe and other international markets where governments regulate pharmaceutical prices and patient reimbursement levels. The differing approach to price regulation has led to some parallel trade within the EU where Shire’s products are imported into markets with higher prices from markets with lower prices. Exploitation of price differences between countries in this way can impact sales in those markets with higher prices.

The US DEA also controls the national production and distribution in the US of Scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As Schedule II drugs, the production and sale of Shire’s ADHD products are strictly controlled.

EU legislation also contains data exclusivity provisions. All products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either ten (8+2) or eleven years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

Third party reimbursement

The Company’s revenue depends, in part, upon the price third parties, such as health care providers and governmental organizations are willing to reimburse patients and physicians for the cost of the Company’s, or the

Company’s competitors’, similar products and related treatment. These third party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify their negotiated reimbursement prices. In the US, several factors outside Shire’s control could significantly influence the sale prices of pharmaceutical products, including: Medicare Part D prescription drug plans; new Medicare Part B reimbursement rules; the increase in states seeking supplemental Medicaid rebates; the ongoing trend toward managed healthcare; and the renewed focus on reducing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs. For example, revisions or clarification from the Centers for Medicare and Medicaid Services (CMS) related to Medicaid and other government reimbursement programs may have retroactive application which may result in changes to management’s estimated rebate liability reported in a prior period. At the time of sale, revenues from the Company’s products are reasonably estimable with the aid of historical trend analysis and consideration of any current period changes in pricing practices. The rebates can be reasonably determinable at the time of sale to the initial customers. These factors would not impact our revenue recognition policy under generally accepted accounting principles.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 established a voluntary drug benefit for Medicare beneficiaries and created the new Medicare Part D and Medicare Part B. Medicare Part D gives elderly and disabled people, already on Medicare, access to prescription drug coverage from January 2006 onwards. Medicare Part B establishes new rules to lower Medicare’s reimbursement rate for physician administered drugs. Shire has not seen a material financial impact from the Medicare Part D or Medicare Part B coverage to date. However, since the programs are new, the impact and rules could change as a result of further government rule-making or competitive practices. Shire cannot predict the impact of those policies but Shire’s drugs, with the exception of Fosrenol, are generally not prevalently used by the elderly who qualify for Medicare.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products in the EU. There can be no assurance that reimbursement will be available for any of Shire’s future product launches or that reimbursement won’t change for currently commercialized products. Limits on reimbursement available from third party payers may reduce the demand for the Company’s products. Price applications in Europe have delayed product launches in some countries for up to two years and, as a consequence, dates for product launches and associated recognition of revenue cannot be predicted with accuracy.

Corporate Responsibility (CR)

The Company continues to develop its approach to CR; the Shire CR Committee guides the overall direction and sets and monitors objectives.  Members of the Committee include representatives from R&D, HR, Environment Health & Safety, Compliance, Risk Management, Facilties, Marketing, Community Relations and Communications. The Chairman of the Committee is Shire’s Chief Financial Officer, Angus Russell.  The Committee meets at least three times a year to discuss and monitor progress. An annual CR report is published in hard copy and is also available on the Company’s website in June.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. The Company believes that it has a good relationship with its employees. As at December 31, 2006 the Company had 2,868 employees.

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

Set out below are the key risk factors, associated with the business, that have been identified through the Company's approach to risk management. These risk factors apply equally to the Company and, therefore, they should all be carefully considered before any investment is made in Shire.

Any decrease in the sales of ADDERALL XR will significantly reduce revenues and earnings

In 2006, sales of ADDERALL XR were $863.6 million, representing approximately 48% of the Company's revenues. Any factors that decrease sales of ADDERALL XR could significantly reduce revenue and earnings and have a material adverse effect on the Company's financial condition and results of operations. These include:

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

Any decrease in the sales of 3TC could significantly reduce revenues and earnings

The Company receives royalties from GlaxoSmithKline plc (GSK) on the worldwide sales of 3TC. In 2006, the Company's royalty income relating to 3TC sales was $150.9 million, representing approximately 8% of total revenues. This income stream generates a larger proportion of net income relative to the Company's own product sales as there are minimal costs associated with this income.

Any factors that decrease sales of 3TC by GSK could significantly reduce the Company's revenues and earnings. These include:

•	reduction in production of 3TC;

•	development and marketing of competitive pharmaceuticals;

•	technological advances;

•	loss of patent protection or ability of competitors to challenge or circumvent patents;

•	government action/intervention;

•	marketing or pricing actions by GSK's competitors;

•	any change in the label or other such regulatory intervention;

•	public opinion towards AIDS treatments; or

•	product liability claims.

VYVANSE and the Company’s other new products may not be a commercial success.

The commercial success of the Company’s new products will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of marketing approvals, the scope of marketing approval as reflected in the product’s label, the countries in which such approvals are obtained, the authorization of price and reimbursement in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

In particular, the Company may not be able to transition patients successfully from ADDERALL XR to VYVANSE, especially if any or all of the following occur:

•	if physicians who are comfortable with an existing product are unwilling to prescribe a new product in its place;

•	if patients who are comfortable with an existing product do not wish to take a new product in its place;

•	if parents or caregivers who are comfortable with an existing product do not want their children to take a new product in its place;

•	if third-party payors are unwilling to pay for a new product;

•	if the sales and marketing efforts behind VYVANSE are not effective in positioning VYVANSE and differentiating it from ADDERALL XR;

•	if the FDA approved label for VYVANSE is not seen as significantly differentiating VYVANSE from currently marketed treatments for ADHD; or

•	if competitive products are genericised and the impact on the market negatively affects the prescribing of branded treatments for ADHD.

Further, if VYVANSE is not a commercial success, Shire will not experience the anticipated economic benefits from VYVANSE or from Shire’s proposed acquisition of New River.

If the Company is unable to commercialize VYVANSE or any other new product successfully, there may be an adverse effect on the Company’s revenues, financial condition and results of operations.

The introduction of new products by competitors may impact future revenues

The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company's competitors are large, well-known pharmaceutical, biotechnology, chemical and healthcare companies with considerable resources. Companies with more resources and larger R&D expenditures have a greater ability to fund clinical trials and other development work necessary for regulatory applications. They may also be more successful than the Company in acquiring or licensing new products for development and commercialisation. Further, they may also have an improved likelihood of obtaining approval of drugs that may compete with those marketed or under development by the Company. If any product that competes with one of the Company's principal drugs is approved, the Company's sales of that drug could fall.

The pharmaceutical and biotechnology industries are also characterised by continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomic, through the development of new products, technological advances in manufacturing or production by its competitors.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for certain of the Company's products may impact future revenues

The prices for certain of the Company's products when commercialised, including, in particular, products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. The Company may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for its products, including those that are likely to have a high annual cost of therapy. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for such products may adversely affect revenues.

A disruption to the product supply chain may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis

The Company has its own manufacturing capability for certain products and has also entered into supply agreements with third party contract manufacturers. In the event of either the Company's failure or the failure of any third party contract manufacturer to comply with mandatory manufacturing standards (often referred to as ‘Current Good Manufacturing Standards’ or cGMP) in the countries in which the Company intends to sell or have its products sold, the Company may experience a delay in supply or be unable to market or develop its products.

The Company dual-sources certain key products and/or active ingredients. However, there is currently reliance on a single source for production of the final drug product for each of CARBATROL, AGRYLIN, XAGRID, REMINYL, DYNEPO, DAYTRANA and ELAPRASE and reliance on a single active ingredient source for each of PENTASA, REPLAGAL, FOSRENOL, AGRYLIN, XAGRID, DAYTRANA, DYNEPO, ELAPRASE and REMINYL.

In the event of financial failure of a third party contract manufacturer, the Company may experience a delay in supply or be unable to market or develop its products. This could have a material adverse affect on the Company's financial condition and results of operations.

There is no assurance that suppliers will continue to supply on commercially viable terms, or be able to supply components that meet regulatory requirements. The Company is also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements

The Company has its own warehousing and distribution capability for certain products and has entered into distribution agreements with third party distributors for certain services. The failure of either the Company's or a third party's service could result in the Company being unable to continue to distribute its products.

The development and approval of the Company's products depends on the ability to procure active ingredients and special packaging materials from sources approved by regulatory authorities. As the marketing approval process requires manufacturers to specify their own proposed suppliers of active ingredients and special packaging materials in their applications, regulatory approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the supplier specified in the marketing approval. The need to qualify a new supplier could delay the Company's development and commercialisation efforts.

The Company uses bovine-derived serum sourced from New Zealand and North America in some of its manufacturing processes. The discovery of additional cattle in North America or the discovery of cattle in New Zealand with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on certain of the Company's products, or prohibit the Company from using its products at all in such countries.

Fluctuations in wholesale buying patterns may influence net sales and growth comparisons

A significant portion of the Company’s product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the United States and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors.

In the event of financial failure of certain customers, the Company may suffer financial loss and a decline in revenues

For the fiscal year to December 31, 2006, the three largest trade customers, McKesson Corp., Cardinal Health Inc., and Amerisource Bergen Corp., accounted for approximately 43%, 29%, and 11% of the Company's product sales, respectively. The financial failure of any one of these customers could have a material adverse effect on the Company's financial condition and results of operations.

The actions of certain customers can affect the Company's ability to sell or market products profitably

A small number of large wholesale distributors control a significant share of the United States and European markets. In 2006, for example, approximately 83% of the Company's product sales were attributable to three customers. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations.

A significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's financial condition and results of operations.

The actions of governments, industry regulators and the economic environments in which the Company operates may adversely affect its ability to develop and market its products profitably

Changes to laws or regulations impacting the pharmaceutical industry, which are made in any country in which the Company conducts its business, may adversely impact the Company's sales, financial condition and results of operations. In particular, changes to the regulations relating to orphan drug status may affect the exclusivity granted to products with such designation. Changes in the general economic conditions in any of the Company's major markets may also affect the Company's sales, financial condition and results of operations.

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for pharmaceutical products. Changes to governmental policy or practices could adversely affect the Company's sales, financial condition and results of operations. In addition, the cost of treatment established by health care providers, private health insurers and other organisations, such as health maintenance organisations and managed care organisations are under downward pressure and this, in turn, could impact on the prices at which the Company can sell its products.

The market for pharmaceutical products could be significantly influenced by the following, which could result in lower prices for the Company's products and/or a reduced demand for the Company's products:

•	the ongoing trend toward managed health care, particularly in the United States;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; or

•	price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

Parallel importation occurs when an importer finds a cheaper price for a product or equivalent product on the world market and imports that product from the lower price jurisdiction to the higher price jurisdiction. If the parallel importation of lower priced drugs is permitted in the United States, it could have the effect of reducing sales of equivalent drugs in the United States. To the extent that parallel importation increases, the Company may receive less revenue from its commercialised products.

The parallel importation of prescription drugs is relatively common within the EU.

If the Company's projects or clinical trials for the development of products are unsuccessful, its products will not receive authorisation for manufacture and sale

Due to the complexity of the formulation and development of pharmaceuticals, the Company cannot be certain that it will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, the Company must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe, the United States, Canada and other countries may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project if it would no longer be economically viable. The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrolment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which the Company shares control over the planning and execution of product development with collaborative partners. The Company cannot be certain that, if clinical trials are completed, either the Company or its collaborative partners will file for, or receive, required authorisations to manufacture and/or market potential products in a timely manner.

If the Company is unable to meet the requirements of regulators in relation to a particular product, it may be unable to develop the product or obtain or retain the necessary marketing approvals

Drug companies are required to obtain regulatory approval before manufacturing and marketing most drug products. Regulatory approval is generally based on the results of:

•	quality testing (chemistry, manufacturing and controls);

•	non-clinical testing; and

•	clinical testing.

The clinical development, manufacture, marketing and sale of pharmaceutical products is subject to extensive regulation, including separate regulation by each member state of the EU, the EMEA itself and federal, state and local regulation in the United States. Unanticipated legislative and other regulatory actions and developments concerning various aspects of the Company's operations and products may restrict its ability to sell one or more of its products or to sell those products at a profit. The generation of data is regulated and any generated data is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Required regulatory approvals may not be obtained in a timely manner, if at all. In addition, other regulatory requirements for any such proposed products may not be met.

Even if the Company obtains regulatory approvals, the terms of any product approval, including labelling, may be more restrictive than desired and could affect the marketability of its products. Regulatory authorities have the power amongst other things, to:

•	revoke or suspend approvals of previously approved products;

•	require the recall of products that fail to meet regulatory requirements; and

•	close manufacturing plants that do not operate in conformity with cGMP and/or other regulatory requirements or approvals.

Such delays or actions could affect the Company's ability to manufacture and sell its products.

The failure of a strategic partner to develop and commercialise products could result in delays in approval or loss of revenue

The Company enters into strategic partnerships with other companies in areas such as product development and sales and marketing. In these partnerships, the Company is dependent on its partner to deliver results. While these partnerships are supported by contracts, the Company does not exercise direct control. If a partner fails to perform or experiences financial difficulties, the Company may suffer a delay in the development, a delay in the approval or a reduction in sales or royalties of a product.

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's financial position. The Company also expends significant resources on research and development. The failure of these efforts to result in the development of products appropriate for testing in human clinical trials could have a material adverse effect on the Company's revenues, financial condition and results of operations.

The Company may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business

The Company's success depends upon its ability and the ability of its partners and licensors to protect their intellectual property rights. Where possible, the Company's strategy is to register intellectual property rights, such as patents and trademarks. The Company also relies variously on trade secrets, unpatented know-how and technological innovations and contractual arrangements with third parties to maintain its competitive position.

Patents and patent applications covering a number of the technologies and processes owned or licensed to the Company have been granted, or are pending in various countries, including the United States, Canada, major European countries and Japan. The Company intends to enforce vigorously its patent rights and believes that its partners intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercialising products that are similar or functionally equivalent to the Company's products or technologies or processes for formulating or manufacturing similar or functionally equivalent products. The Company's patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect the Company's products and technology or that such patents will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3 of this Form 10-K for details of current patent litigation).

Additionally, the Company's products, or the technologies or processes used to formulate or manufacture those products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of the Company's products. If third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patent rights that will be sufficiently broad to prevent the Company or its strategic partners from developing, manufacturing or selling its products. The Company may need to obtain licences for intellectual property rights from others to develop, manufacture and market commercially viable products and may not be able to obtain these licences on commercially reasonable terms, if at all. In addition, any licensed patents or proprietary rights may not be valid and enforceable.

The Company also relies on trade secrets and other un-patented proprietary information, which it generally seeks to protect by confidentiality and nondisclosure agreements with its employees, consultants, advisors and partners. These agreements may not effectively prevent disclosure of confidential information and may not provide the Company with an adequate remedy in the event of unauthorised disclosure of such information. If the Company's employees, scientific consultants or partners develop inventions or processes that may be applicable to the Company's products under development, such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. The failure to obtain or maintain patent and trade secret protection, for any reason, could allow other companies to make competing products and reduce the Company's product sales.

The Company has filed applications to register various trademarks for use in connection with its products in various countries including the United States and countries in Europe and Latin America and intends to trademark new product names as new products are developed. In addition, with respect to certain products, the Company relies on the trademarks of third parties. These trademarks may not afford adequate protection or the Company or the third parties may not have the financial resources to enforce any rights under any of these trademarks. The Company's inability or the inability of these third parties to protect their trademarks because of successful third party claims to those trademarks could allow others to use the Company's trademarks and dilute their value.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company's reputation, the withdrawal of the product and legal action against the Company

The Company's ability to sell pharmaceutical products after the receipt of regulatory approval will depend on the acceptance of those products by physicians and patients. Unanticipated side effects or unfavourable publicity concerning any of the Company's products, or those of its competitors, could have an adverse effect on the Company's ability to obtain or maintain regulatory approvals or successfully market its products. Future results of operations will also depend on continued market acceptance of current products and the lack of substitutes that are cheaper or more effective.

The testing, manufacturing, marketing and sales of pharmaceutical products entails a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. If, in the absence of adequate insurance coverage, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defence of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will be available. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about the Company's products and business and inhibit or prevent commercialisation of other products.

Monitoring or enforcement action by regulatory authorities or law enforcement agencies in the highly regulated markets in which the Company operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the FDA, the US Department of Justice and the DEA in the US. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such regulatory authorities could result in the distraction of senior management for prolonged periods of time, significant defence costs and substantial monetary penalties.

The outsourcing of services can create a significant dependency on third parties, the failure of whom can affect the ability to operate the Company's business and to develop and market products

The Company has entered into many agreements with third parties for the provision of services to enable it to operate its business. If the third party can no longer provide the service on the agreed basis, the Company may not be able to continue the development or commercialisation of its products as planned or on a commercial basis. Additionally, it may not be able to establish or maintain good relationships with the suppliers.

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

Loss of highly qualified management and scientific personnel could cause the Company subsequent financial loss

The Company faces intense competition for highly qualified management and scientific personnel from other companies, academic institutions, government entities and other organisations. It may not be able to successfully attract and retain such personnel. The Company has agreements with a number of its key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for its activities could have an adverse effect on the Company's business.

In the event of breakdown, failure or breach of security on any of the Company's IT systems, the Company may be unable to maintain its business operations

The Company operates several complex information systems upon which it is dependent. The Company has back-up procedures and disaster recovery plans in place to enable the business to continue its normal operations and to mitigate any loss in the event of a failure. However, in the event of breakdown, failure or breach of security of any of these systems or the associated suppliers, the Company may be unable to maintain its business operations.

This could lead to loss of revenue and delay in product development. In addition, the Company is in the process of installing enterprise-wide information systems in its operations throughout the world. Any failure in the operation of these systems could have an adverse effect on the Company's business operations.

The Company may incur unexpected expenditure in order to comply with US environmental laws

The Company's manufacturing sites are situated in the United States and are subject to national, state and local environmental laws. Compliance with environmental laws requires ongoing expenditure and any spillage or contamination found to be caused by the Company may result in clean up costs and financial penalties for the Company which could adversely affect the Company's revenues, financial condition and results of operations.

Contracts are used in all areas of operation of the business. They may contain provisions that do not protect the Company's position or with which it cannot comply

Contracts form the basis of agreement in many key activities such as mergers and acquisitions, arrangements with suppliers, outsourcing, product licensing and marketing. These contracts may contain provisions that impose duties on the parties involved or may fail to contain adequate conditions to protect the Company's position. The Company may be unable to meet its obligations under a contract or may be unable to require other parties to comply with their obligations and, therefore, may suffer financial loss or penalty.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2006:

Location	Use	Approximate Square Footage	Owned or Leased
Basingstoke, Hampshire, UK	Office accommodation (Global Headquarters)	65,000	Owned

Wayne, Philadelphia Pennsylvania, USA	Office accommodation (US Headquarters)	220,000	Leased

Florence, Kentucky, USA	Warehousing and distribution facility	65,000	Leased

Owings Mills, Maryland, USA	Manufacturing facility	90,000	Leased

Dublin, Ireland	Office accommodation	16,000	Leased

Ville Saint-Laurent, Quebec, Canada	Office accommodation (Shire BioChem Inc.)	23,000	Leased

Cambridge, Massachusetts, USA	Office accommodation (Shire Human Genetic Therapies Headquarters) and laboratories	181,000	Leased

Cambridge, Massachusetts, USA	Office accommodation, laboratories and manufacturing facility	44,000	Leased

Cambridge, Massachusetts, USA	Office accommodation	16,000	Leased

Belmont, Massachusetts, USA	Warehousing facility	16,000	Leased

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world. At December 31, 2006 all the above sites were utilized by the Company. In addition, Shire has properties at Newport, Kentucky; Rockville, Maryland; and Randolph, Massachusetts which are not fully utilized.

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

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR is covered by the ‘819 Patent and the ‘300 Patent. In January 2003 the Company was notified that Barr had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc, (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company sought a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company also sought injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr's ANDA, subject to satisfaction by Barr of the FDA's requirements. The FDA has not approved Barr’s ANDA at this time.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of US Patent No. 6,913,768 (the ‘768 Patent), which issued on July 5, 2005. The Company sought an injunction to prevent Barr from infringing the ‘768 Patent, damages in the event that Barr should commercialize its ANDA products, attorneys’ fees and costs. Barr moved to dismiss this action asserting that there was no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. The Court never ruled on this motion.

During October 2005 Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. In January 2006 Shire filed a supplemental amendment to its original Citizen Petition, which included additional clinical data in support of the original filing. On April 20, 2006 Shire received correspondence from the FDA informing Shire that the FDA has not yet resolved the issues raised in Shire’s pending ADDERALL XR Citizen Petition. The correspondence states that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot be reached at this time. The FDA’s interim response is in accordance with FDA regulations concerning Citizen Petitions.

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

Shire and Duramed, a subsidiary of Barr entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) (the product development and license agreement). Shire was granted exclusive rights to market these products on a royalty-free basis in a number of markets excluding US and Canada (including Japan and the major European Countries). Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. Under this agreement, Shire made an initial payment of $25 million to Duramed on September 13, 2006 for previously incurred product development expenses, and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years, with the amount capped at $30 million per annum.

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

As required by law, Shire submitted to the FTC and the DOJ all of the agreements with Barr and it subsidiaries that were entered into on August 14, 2006. On October 3, 2006, the FTC notified Shire that it is reviewing the settlement agreement with Barr.   While the Company has not received any requests for information regarding the settlement agreement, Shire intends on cooperating with the FTC should it receive any such requests.  The FTC's review should not be considered to be an indication that Shire or any other company violated any law, and Shire believes that the settlement agreement is in compliance with all applicable laws.

(ii)  Impax

In November 2003, Shire was notified that Impax had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 30mg strength of ADDERALL XR (Impax’s ANDA product) prior to the expiration date of the ‘819 and ‘300 Patents. In December 2003, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents.

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents by these lower strength dosage forms; this suit was consolidated with the earlier case against Impax.

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

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR. On January 30, 2007, the case was transferred to the civil suspense docket with an Order requiring the parties to notify the Court of the status of the case on the first business day of every month. No trial date has been set.

(v)	Andrx Pharmaceuticals, LLC

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (Andrx) had submitted a ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire Laboratories and Shire LLC. have filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx Pharmaceuticals, LLC. and Andrx Corporation (collectively “Andrx”) for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, is also named in the lawsuits.  The lawsuits allege that all of Andrx’s generic strengths infringe the patents in suit.  Pursuant to Hatch-Waxman legislation, there will be a 30-month stay with respect to Andrx’s proposed generic products.

(vi)	Sandoz Inc.

In December 2006, Shire was notified that Sandoz Inc. (Sandoz) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents. On January 26, 2007, Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 patents. The lawsuit triggers a stay of FDA approval of up to 30 months from the Company’s receipt of Sandoz’s notice. The court has ordered a scheduling and planning conference for March 21, 2007. No trial date has been set.

None of Colony, Andrx, Teva or Sandoz may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs and before the expiration of the first to file’s exclusivity rights.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004, the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004, Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent, which Shire opposed. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006. On January 8, 2007 the parties requested a further stay discovery until March 30, 2007, which has not yet been granted by the Court. No trial date has been set.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 17, 2006, Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. The Company was seeking a ruling that Corepharma’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before their expiration dates. The Company was also seeking an injunction to prevent Corepharma from commercializing its ANDA products before the expiration of the ‘013 and ‘570 Patents, damages in the event that Corepharma should engage in such commercialization, as well as its attorneys’ fees and costs. On September 1, 2006, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims, Corepharma is alleging noninfringement and invalidity of the ‘570 Patent, noninfrngement of the ‘013 Patent and federal and state antitrust violations. The parties have agreed to, and the court has accepted, a dismissal without prejudice of the antitrust counterclaims until a final judgment has been entered in the patent case. Corepharma has also filed a motion for a judgment on the pleadings of noninfringement of the ‘013 Patent, which Shire has opposed, including moving to dismiss the ‘013 Patent noninfringement counterclaim for lack of subject matter jurisdiction. The Court heard oral argument on these two motions on February 26, 2007, immediately after which the Court granted Shire’s motion to dismiss for lack of subject matter jurisdiction, rendering moot Corepharma’s motion for noninfringement of the ‘013 Patent.

The parties exchanged written discovery on January 26, 2007, and will appear before the Court for a status conference on March 13, 2007. No further discovery schedule or trial date has been set.

Corepharma may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Corepharma’s notice letter.

GENE ACTIVATION

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the '071 Patent), which purportedly covers certain methods of gene activation.  In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District Court of Columbia, respectively.  Shire HGT (formerly known as TKT) was not a party to this interference. The District of Columbia action was subsequently transferred and consolidated with the District of Massachusetts action (the Appeal).

In August 2004, Serono served Shire HGT with an amended complaint in the Appeal.  The amended complaint alleges that Shire HGT infringes Serono’s 071 Patent.  In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim of the Appeal at the District Court level.

Pre-trial proceedings concerning the Appeal between Serono and Cell Genesys are ongoing and Serono’s infringement action against the Company remains stayed pending resolution of those proceedings. In view of the stay, the Company has not yet answered Serono’s complaint.

GA-GCB

In January 2005, Genzyme Corporation (Genzyme) filed suit against Shire HGT in the District Court of Tel Aviv-Jaffa, Israel, claiming that Shire HGT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Genzyme’s Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent Shire HGT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. The lawsuit was dismissed in January 2006.

DYNEPO

Since 1997, Shire HGT and Sanofi-Aventis have been involved in ongoing patent litigation regarding Amgen’s allegations that DYNEPO infringes claims of five of Amgen’s patents. In 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed certain claims of the patents that Amgen had asserted. This decision was appealed to the United States Court of Appeals for the Federal Circuit (the Federal Circuit) which affirmed in part, reversed in part, and remanded the action to the United States District Court of Massachusetts for further proceedings.

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis. This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court. Recently, Amgen has filed a request for an extension of time to file a petition for certiorari with the Supreme Court.

Under the most recent Federal Circuit decision, the Company and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. The Company is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. This litigation has no impact on Shire’s ability to make, use and sell DYNEPO outside of the United States.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at December 31, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by Shire HGT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

Class Action Shareholder Suit

In January and February 2003, various parties filed purported securities fraud class action lawsuits against TKT and Richard Selden, TKT's former Chief Executive Officer, in the United States District Court for the District of Massachusetts. In April 2003, the Court appointed a Lead Plaintiff and Lead Counsel and consolidated the various matters under one matter: In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the Amended Complaint) against TKT; Dr Selden; Daniel Geffken, TKT's former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, then members of TKT's board of directors; William R. Miller and James E. Thomas, former members of TKT's board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of TKT’s common stock in prior public offerings.

The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during the period between January 4, 2001 and January 10, 2003. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001

against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In May 2004, the Court granted in part and denied in part TKT's motion to dismiss In particular, the Court dismissed allegations against TKT to the extent they arose out of certain forward-looking statements protected by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001. The Court allowed all other allegations to remain. In July 2004, the plaintiffs voluntarily dismissed all claims based on the third public offering dated December 26, 2001.

In November 2005, the court granted the plaintiffs’ motion for class certification. On May 23, 2005, the court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company. On June 5, 2006, the court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas. On November 9, 2006, Mr. Geffken filed an Agreement for Judgment on all claims alleged against him. The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

ITEM 4: Submission of matters to a vote of security holders

Shire did not submit any matters to the vote of security holders during the 4th quarter of 2006.

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

Shire plc’s ordinary shares are traded on the London Stock Exchange (LSE). On November 25, 2005 a Scheme of Arrangement, approved by the High Court of Justice in England and Wales, became effective. Under the terms of the Scheme, holders of ordinary shares of SPG received one ordinary share of Shire plc for each ordinary share of SPG held at 5.30pm (GMT) on November 24, 2005.

Ordinary shares of Shire plc were admitted to the Official List and to trading on the LSE at 8.00am (GMT) on November 25, 2005. The listing of ordinary shares of SPG was cancelled at the same time.

The following table presents the per share closing mid-market quotation for ordinary shares of Shire plc (or, as applicable, prior to November 25, 2005, ordinary shares of SPG) as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2006
1st Quarter	9.61	7.38
2nd Quarter	8.99	6.99
3rd Quarter	9.38	7.72
4th Quarter	10.90	8.57

Year to December 31, 2005
1st Quarter	6.42	5.62
2nd Quarter	6.28	5.39
3rd Quarter	7.08	6.11
4th Quarter	7.53	6.31

The total number of record holders of ordinary shares of Shire plc as at February 21, 2007 was 5,927. Since certain of the ordinary shares are held by broker nominees, the number of holders of record may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (ADSs) each represent three ordinary shares of Shire plc. An ADS is evidenced by an American Depositary Receipt (ADR) issued by Morgan Guaranty Trust Company of New York as depositary, and is quoted on the NASDAQ National Market. As at February 21, 2006 the proportion of ordinary shares represented by ADRs was 32% of the outstanding ordinary shares.

In consequence of the implementation of the Scheme of Arrangement, ADSs representing ordinary shares of SPG were replaced by ADSs representing ordinary shares of Shire plc on a one-for-one basis. Dealings in ADSs representing ordinary shares of Shire plc on NASDAQ commenced at 9.30am (EST) on November 25, 2005. ADSs representing ordinary shares of SPG were cancelled at the same time.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated (prior to November 25, 2005, the ADSs represented ordinary shares of SPG).

	High $ per ADS	Low $ per ADS
Year to December 31, 2006
1st Quarter	50.30	38.61
2nd Quarter	48.31	38.33
3rd Quarter	52.26	42.50
4th Quarter	64.44	48.51

Year to December 31, 2005
1st Quarter	36.15	31.28
2nd Quarter	35.08	30.82
3rd Quarter	39.32	32.32
4th Quarter	39.24	33.92

The number of record holders of ADSs in the United States as at February 21, 2006 was 369. Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the first half of 2006 of 1.9346 US cents (1.0475 pence) per ordinary share, equivalent to 5.804 US cents per ADS and 6.584 Canadian cents per exchangeable share, was paid in October 2006. The Board has resolved to pay a second interim dividend of 5.2455 US cents (2.6933 pence) per ordinary share equivalent to 15.736 US cents per ADS and 18.4086 Canadian cents per exchangeable share for the six months to December 31, 2006.

A first interim dividend for the first half of 2005 of 1.8246 US cents (1.0475 pence) per ordinary share equivalent to 5.4738 US cents per ADS and 6.7629 Canadian cents per exchangeable share was paid in October 2005. A second interim dividend for the second half of 2005 of 4.419 US cents (2.5356 pence) per ordinary share equivalent to 13.257 US cents per ADS and 15.2217 Canadian cents per exchangeable share was paid in April 2006.

This is consistent with Shire plc’s stated policy of paying a dividend semi-annually, set in US cents per share / ADS, with the first interim payment in each year being maintained at a consistent level. Any growth will come through increasing the second interim dividend in a financial year. Shire intends to pursue a progressive dividend policy.

As a matter of English law, Shire plc may pay dividends only out of its distributable profits, which are the accumulated realized profits under generally accepted accounting principles in the United Kingdom (including reserves arising from a reduction of share capital), of Shire plc and not the consolidated Group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. At December 31, 2006, Shire plc had distributable profits of $2,899 million. Future dividend policy will be dependent upon distributable profits, financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

NASDAQ Corporate Governance Exemption

NASDAQ has granted Shire plc an exemption from the quorum requirement of its corporate governance standards in Marketplace Rule 4350 as Shire complies with the relevant quorum standards applicable to companies in the UK.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 were derived from the audited consolidated financial statements of the Company, included herein. The selected consolidated financial data presented below as at December 31, 2004, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 were derived from the audited financial statements of the Company, which are not included herein. Certain amounts reported in previous years have been reclassified to conform to the 2006 presentation.

The consolidated financial data in respect of the year ended December 31, 2005 has been restated in respect of the value ascribed to in-process research and development (IPR&D) acquired with the acquisition of TKT. For further information, see note 3(a) to the Consolidated Financial Statements contained in Part IV of this Annual Report.

The selected consolidated financial data should be read in conjunction with “ITEM 7: Management’s discussion and analysis of financial condition and results of operations” and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,		(1) (2) Adjusted and restated	(1) Adjusted	(1) Adjusted	(1) Adjusted
	2006	2005	2004	2003	2002
	$’M	$’M	$’M	$’M	$’M
Statement of Operations:
Total revenues	1,796.5	1,599.3	1,363.2	1,211.6	1,023.3
Total operating expenses (3) (4)	(1,513.3)	(2,124.2)	(950.3)	(824.6)	(698.4)
Operating income/(loss)	283.2	(524.9)	412.9	387.0	324.9
Total other income/(expense), net (5)	33.6	33.2	13.5	(13.2)	(2.2)
Income/(loss) from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations	316.8	(491.7)	426.4	373.8	322.7
Income taxes	(84.9)	(88.8)	(128.3)	(106.8)	(88.4)
Equity in earnings/(losses) of equity method investees	5.7	(1.0)	2.5	(1.1)	1.7
Income/(loss) from continuing operations	237.6	(581.5)	300.6	266.0	236.0
Gain/(loss) from discontinued operations, net of tax	40.6	-	(20.1)	(21.9)	(11.7)
Gain/(loss) on disposition of discontinued operations, net of tax	-	3.1	(44.2)	-	2.1
Net income/(loss)(3)	278.2	(578.4)	236.3	244.1	226.4

ITEM 6: Selected financial data (continued)

Year to December 31,		(1) (2)Adjusted and restated		(1) Adjusted		(1) Adjusted		(1) Adjusted
	2006	2005		2004		2003		2002
Earnings per share - basic
Income/(loss) from continuing operations	47.2c	(116.2c	)	60.6c		53.4c		47.1c
Loss from discontinued operations	-	-		(4.1c	)	(4.4c	)	(2.3c	)
Gain/(loss) on disposition of discontinued operations	8.1c	0.6c		(8.9c	)	-		0.4c
	55.3c	(115.6c	)	47.6c		49.0c		45.2c

Earnings per share - diluted
Income/(loss) from continuing operations	46.6c	(116.2c	)	59.4c		52.2c		46.2c
Loss from discontinued operations	-	-		(3.9c	)	(4.2c	)	(2.2c	)
Gain/(loss) on disposition of discontinued operations	8.0c	0.6c		(8.6c	)	-		0.4
	54.6c	(115.6c	)	46.9c		48.0c		44.4c

Weighted average number of Shares (millions):
Basic	503.4	500.2	496.3	498.2	500.7
Diluted	509.3	500.2	511.3	519.0	522.4
Cash dividends declared and paid per ordinary share	6.3536c	5.6746c	1.8246c	-	-

December 31,	2006	(5)Restated 2005	2004	2003	2002
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	1,810.3	1,312.2	1,928.9	1,794.1	1,467.1
Total assets	3,326.4	2,656.2	2,714.9	2,585.2	2,208.6
Total current liabilities	1,332.0	965.4	432.0	253.7	214.5
Total liabilities	1,384.1	1,008.9	464.2	662.1	635.5
Total shareholders’ equity	1,942.3	1,647.3	2,250.7	1,923.1	1,573.2

(1)
Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 to the Company’s consolidated financial statements contained in Part IV of this Annual Report for additional information.

(2)	Restated for a correction to the value of IPR&D acquired with the acquisition of TKT; see note 3(a) to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

(3)
Total operating expenses include an in-process research and development (IPR&D) write-off of $815 million (restated) resulting from the acquisition of TKT in 2005, integration costs of $5.6 million and $9.7 million in 2006 and 2005 respectively, and reorganization costs of $9.4 million, $48.5 million and $23.9 million in 2005, 2004 and 2003, respectively. These reorganization costs were in respect of the implementation of the new business model in 2005 and 2004 and the closure of Lead Optimization together with the exit of certain properties in 2003.

(4)	Total operating expenses in 2006 include a gain on sale of product rights of $63.0 million. See note 7 to the consolidated financial statements in Part IV of this Annual Report.

(5)
Total other income/(expense), net includes interest income and expense, the gain or loss on the sale of assets, impairment of long-term investments and transactional foreign exchange. In 2005 it includes $3.9 million on the sale of a portfolio investment and $3.6 million on the sale of the drug formulation business. In 2004 it includes $14.8 million on the sale of a portfolio investment. See note 26 to the consolidated financial statements in Part IV of this Annual Report.

ITEM 7: Management’s discussion and analysis of financial condition and results of operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV of this Annual Report.

As described in Note 3(a) of Part IV of this Annual Report, the financial statements for the year to December 31, 2005 have been restated in respect of the value ascribed to IPR&D, acquired as part of the TKT acquisition and subsequently written off as required under US GAAP in the quarter ended September 30, 2005. IPR&D represented those assets which, at the time of the acquisition, had not been approved by the FDA or other regulatory authorities, including I2S (now known as ELAPRASE) and GA-GCB. The Company has determined that the value ascribed to IPR&D acquired as a result of the TKT acquisition did not include the benefit of tax amortization as required by the American Institute of Certified Public Accountants (AICPA) Practice Aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. The effect of this omission was to understate the value of IPR&D expensed in the year to December 31, 2005 by $142 million, with a corresponding overstatement of goodwill as at December 31, 2005.

Overview

Shire’s strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on ADHD, HGT, GI and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Shire’s focused strategy is to develop and market products for specialist physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

On February 20, 2007, consistent with its stated focus on the growing ADHD market, Shire announced that it had agreed to acquire New River Pharmaceuticals Inc. allowing Shire to progress and benefit from its successful strategy of acquiring, developing and marketing specialty pharmaceutical products.

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

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties (where Shire has out-licensed products to third parties):

•	85% (2005: 83%) of total revenues are derived from product sales, of which 48% is from ADDERALL XR (2005: 46%). All product sales fall within the Pharmaceutical Products segment;

•	14% of total revenues are derived from royalties (2005: 15%). All royalty income falls within the Royalties segment.

Shire’s strategic objectives are set using a balanced scorecard approach. Objectives are also set at the functional, market and therapeutic area levels and are aligned with the Group-wide strategic objectives. The Company therefore takes a fully integrated approach to strategic management. Key performance indicators (KPIs) are used to measure achievement of the objectives. Strategic objectives are categorized into fields - ‘financial’, ‘products & markets’, ‘people & capabilities’ and ‘operational excellence’. For 2006, Shire’s corporate objectives included: defined levels of revenue growth; target sales and contributions for core products and markets; execution of defined therapeutic area strategic and operational plans; product in-licensing targets; drug application filing and launch targets for new products; maintenance of a stable and effective supply chain; implementation of an effective leadership development program; implementation of defined IT systems; and maintenance of robust risk management practices including internal controls.

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

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market. With the acquisition of TKT in 2005, Shire substantially increased its presence in Europe and thereby diversified the risk associated with being reliant on one geographic market. Through the TKT acquisition, Shire acquired ELAPRASE (global rights), REPLAGAL (which is presently sold only outside the US) and DYNEPO (to which the Company has exclusive marketing rights outside the US). In addition, 2005 and 2006 saw the European launches of XAGRID and FOSRENOL respectively. For 2006, sales outside North America represented approximately 21% of total net product sales (2005: 17%) and Shire expects this upward trend to continue in 2007. Shire’s late stage development pipeline contains a number of products with global rights, including GA-GCB (acquired as part of the TKT acquisition), DAYTRANA and VYVANSE. The Company intends to launch these products in both the US and Europe, thus furthering the Company’s European expansion.

Shire’s continued expansion in Europe will be driven by the development of products with patent protection in both the North American and European markets wherever possible. In 2007 and the first half of 2008, Europe should see:-

•	the continued roll out of FOSRENOL;

•	the launch of ELAPRASE;

•	the launch of DYNEPO;

•	the launch of MEZAVANT.

In 2007 and the first half of 2008, the US should see:

•	the continued roll out of DAYTRANA and ELAPRASE;

•	the launch of LIALDA;

•	the launch of VYVANSE;

•	a regulatory response on the NDAs for SPD503 and SPD465, which were filed in 2006.

This program of new product launches will require significant investment in advertising, promotional spend and in some cases, additional sales representatives leading to an increase in overall SG&A costs for 2007. SG&A costs as a proportion of product sales are expected to be similar to 2006.

The specialist nature of HGT products means that relatively low SG&A and infrastructure investment is required, making them ideal products for Shire to launch into new markets. 2006 saw the expansion of REPLAGAL in Argentina. Shire will continue to consider launching products in new markets where entry barriers are low. In markets outside North America and Europe where products require significant SG&A and infrastructure investment, Shire will continue to seek out-licensing partners. In 2004, the Company successfully out-licensed the Japanese marketing and development rights for AGRYLIN and FOSRENOL to two companies with an established presence in this market. Shire’s partner Dainippon Sumitomo Pharma Co., Limited launched REPLAGAL in Japan in the first quarter of 2007.

R&D

Over the last three years Shire has significantly refocused its R&D efforts on products in its core therapeutic areas, which meet the needs of the specialist physician. The Company has also concentrated its resources on obtaining regulatory approval of its later-stage pipeline products within its core therapeutic areas.

Evidence of the successful execution of this strategy can be seen from the progression of the Company’s development pipeline over the last three years. Since January 2004, eight products have received regulatory approval in the US (including DAYTRANA and ELAPRASE in 2006, LIALDA in January 2007 and VYVANSE in February 2007) and four in Europe (including ELAPRASE and MEZAVANT in January 2007), the Company has another two products in registration in the US (SPD 503 and SPD 465).

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. Shire’s acquisition of TKT was driven, in part, by the comparatively low risk of developing protein replacement therapies for genetic disease compared to other drug discovery approaches.

R&D costs in 2007 will be affected by Shire’s Phase 3(b) and Phase 4 studies to support new product launches, development of new projects (including the Women’s Health franchise), the continuation of Phase 3 trials on GA-GCB and pre-clinical development of three new HGT projects.

Patents and Market Exclusivity

The loss or expiration of patent protection or market exclusivity with respect to any of the Company’s major products could have a material adverse effect on future revenues and net income as generic manufacturers may produce similar drugs and generally be able to sell the Company’s drugs at a lower price as their costs of development are significantly lower than Shire’s. As ADDERALL XR is, in revenue terms, Shire’s most significant product, representing 48% of total revenues (2005: 46%), the loss, expiration or circumvention of patent protection on this product in particular will be material to the Company’s revenues and earnings.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its ADDERALL XR patents and the patents for certain other products. These are discussed in more detail in ITEM 3: Legal Proceedings.

The potential impact of the introduction of generic products is illustrated by the approval in April 2005 of several generic versions of AGRYLIN, which as expected, adversely affected Shire’s sales of this product from this date. US prescriptions for AGRYLIN in 2006 were 91% less than in 2005.

In consequence of the issues associated with the loss or expiry of patent protection or market exclusivity, Shire seeks to focus its business development activity on the acquisition and in-licensing of products and projects which have the benefit of long-term patent protection and market exclusivity.

Business Development

The Company remains active in seeking out opportunities to acquire new products or companies that fit its business strategy and existing therapeutic areas, as well as new complementary therapeutic areas.

In the therapeutic area of CNS, Shire in-licensed the global rights to Valrocemide (SPD493) and other related compounds from Yissum Research and Development Company in July 2006. SPD493 is being developed for the treatment of a number of CNS disorders.

In the therapeutic areas of renal and HGT, Shire in-licensed the global rights to Tissue Protective Cytokines (SPD500) from Warren in September 2006. SPD500 is being developed pre-clinically in non-nervous systems indications, including renal and genetic disease areas.

In August 2006, Shire entered the Women’s Health therapeutic area with the acquisition of rights to the transvaginal ring technology of Duramed, a subsidiary of Barr, in a number of markets outside North America including the larger European markets together with a license in the same countries to Duramed’s oral contraceptive, SEASONIQUE. SEASONIQUE, which is in Phase 3 studies in Europe, is already approved and marketed by Duramed in the US.

As part of its strategy of focusing on drugs with long term patent protection in its core therapeutic areas, the Company continued its disposal program of non-core assets with the sale to Duramed of ADDERALL for $63 million in August 2006. ADDERALL was Shire’s immediate-release ADHD product which has been subject to generic competition since 2002.

Shire also licensed the US and Canadian rights for the investigational HIV compound, SPD754 (also known as apricitabine), to the Australian biotechnology company Avexa on January 23, 2007. Shire received an up-front cash payment of $10 million, 8 million additional Avexa shares (taking its shareholding in Avexa to just over 8%) and may receive further milestones and royalties.

Organization and Structure

During 2006, Shire completed the integration of TKT into the Company. Total integration costs from acquisition to December 31, 2006 totaled $15.3 million.

Recent developments

Acquisition of New River

On February 20, 2007 Shire announced that it has agreed to acquire New River for $64 per New River share, or approximately $2.6 billion for the fully diluted equity interest, in an all cash transaction unanimously recommended by the Boards of both companies. The acquisition is structured as a tender offer for all outstanding shares of New River followed by a merger. The acquisition is subject to the approval of Shire plc’s shareholders as well as the satisfaction of certain customary conditions, including the tender of a majority of the outstanding New River shares on a fully-diluted basis and the expiration or earlier termination of the Hart-Scott-Rodino waiting period. For accounting purposes, the acquisition of New River will be accounted for as a purchase business combination in accordance with SFAS No. 141.

The total consideration for the acquisition of New River amounts to approximately $2.6 billion in cash. Shire has entered into new bank facilities of $2.3 billion to provide part of the financing for the acquisition. This new facility is conditional upon, amongst other things, approval being given by Shire plc’s shareholders at an Extraordinary General Meeting for Shire plc to exceed the limit on its aggregate borrowings set out in Shire plc’s Articles of Association.

Shire plc has also raised approximately $900 million through the private placement of 42,883,721 new ordinary shares to certain institutional investors worldwide at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

For further information see Exhibit 99.2 to the 8-K filed on February 23, 2007.

VYVANSE (previously known as NRP104)

On February 23, 2007, the US Food and Drug Administration (FDA) approved VYVANSE, indicated for the treatment of ADHD. The FDA has proposed that VYVANSE be classified as a Schedule II controlled substance. This proposal was submitted to and accepted by the US Drug Enforcement Administration (DEA). A final scheduling decision is expected from the DEA following a 30-day period for public comment. Pending final scheduling designation, product launch is anticipated in Q2 2007.

ELAPRASE

On January 8, 2007 the EMEA granted marketing authorization for the use of ELAPRASE for the long-term treatment of patients with Hunter syndrome. Pricing and reimbursement procedures are already underway for ELAPRASE in many European countries and it will be launched across the majority of European countries in 2007.

LIALDA/MEZAVANT

On January 16, 2007 the FDA approved LIALDA, indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine.  Once-daily LIALDA contains the highest mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. The Company anticipates launching LIALDA in the US during the first quarter of 2007.

In Europe, Shire has received core labelling information approval for MEZAVANT in 15 EU countries (including UK, Germany, France and Spain) following the decentralised procedures. Associated national approvals should follow in the first quarter of 2007 and have been received in Austria, Denmark and the UK.

SPD754

Shire licensed the US and Canadian rights for the investigational HIV compound, SPD754 (also known as apricitabine), to the Australian biotechnology company Avexa on January 23, 2007. Shire received an up-front cash payment of $10 million, 8 million additional Avexa shares (taking its shareholding in Avexa to just over 8%) and may receive further milestones and royalties.

ADDERALL XR

Health Canada granted a marketing license application for the adult indication in February 2007.

FOSRENOL

Shire launched FOSRENOL in the UK in February 2007 following the product’s authorisation.

REPLAGAL

Dainippon Sumitomo Pharma Co., Ltd. launched REPLAGAL in Japan on February 15, 2007.

2006 Pipeline highlights

Shire focuses its development resources on projects within its core therapeutic areas of CNS, GI, HGT and GP.

•
ELAPRASE: The US Food and Drug Administration (FDA) approved ELAPRASE in the US on July 24, 2006 and it was launched in the US in August 2006 and by December 31, 2006 over 110 patients in the US had received treatment.

•
SPD465: On July 21, 2006 the Company submitted a NDA to the FDA for SPD465 for the treatment of ADHD in the adult population. The PDUFA date for the FDA to issue a formal response to this application is May 21, 2007.

•
SPD503: The Company filed a NDA with the FDA on August 24, 2006 for the use of SPD503 as a treatment of ADHD in children and adolescents. The PDUFA date for the FDA to issue a formal response to this application is June 24, 2007.

•	GA-GCB: The Phase 3 clinical program was initiated in January 2007.

•
Enzyme Replacement Therapies: The Company has completed proof of concept studies and has advanced into pre-clinical development three projects for the treatment of lysosomal storage disorders; namely enzyme replacement therapies for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and intrathecal delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS)

•	SPD491 - A once-a-day, non opiate, transdermal analgesic being developed with the goal of non-scheduled labeling to treat moderate to severe pain, will enter Phase 1 testing in Q1 2007.

•	SPD535 - Pre-clinical evaluation for development of a novel platelet-lowering agent.

In addition Shire in-licensed:

•
Rights to the transvaginal ring technology of Duramed in a number of markets outside of North America including the larger European markets, in August 2006 together with a license in the same countries to Duramed’s oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol).

•
Global rights to SPD500 (Tissue Protective Cytokine technology), from Warren Pharmaceuticals, Inc. (Warren) in September 2006. SPD500 is being developed pre-clinically in non-nervous system indications, including renal and genetic disease areas.

•
Global rights to SPD493 (Valrocemide) and other related compounds, from Yissum Research and Development Company in July 2006. SPD493 is being developed at Phase 1 for the treatment of a number of central nervous system disorders.

Results of operations for the years to December 31, 2006 and 2005

For the year to December 31, 2006 the Company’s total revenues increased by 12% to $1,796.5 million, compared to $1,599.3 million in 2005. Net income for the year to December 31, 2006 was $278.2 million compared to a net loss of $578.4 million (restated) in 2005. The Company’s net loss for 2005 was primarily attributable to the IPR&D write-off of $815 million (restated) following the acquisition of TKT.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2006	2005	Change
	$M	$M	%
Product sales	1,535.8	1,327.7	+16
Royalties	242.9	242.9	+0
Other revenues	17.8	28.7	-38
Total	1,796.5	1,599.3	+12
All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

Year to December 31,	2006	2005	Product sales growth	US prescription growth
	$’M	$M	%	%
CNS
ADDERALL XR	863.6	730.8	+18	+8
ADDERALL	23.6	43.1	-45	-20
DAYTRANA	25.1	-	n/a	n/a
CARBATROL	68.3	72.1	-5	-9

GI
PENTASA	137.8	136.1	+1	+2
COLAZIDE	9.2	8.6	+7	n/a

GP
AGRYLIN and XAGRID
RoW	53.3	46.8	+14	n/a
North America (US & Canada)	7.5	46.0	-84	-91
FOSRENOL	44.8	53.5	-16	+34
CALCICHEW	45.5	38.7	+18	n/a
REMINYL/REMINYL XL	21.5	13.5	+59	n/a
SOLARAZE	13.2	12.5	+6	n/a
VANIQA	7.9	6.3	+25	n/a
LODINE	12.6	12.6	-	n/a

HGT
REPLAGAL*	117.7	41.3	n/a	n/a
ELAPRASE	23.6	-	n/a	n/a

Other	60.6	65.8	-8
Total	1,535.8	1,327.7	+16

* In 2005 this represents REPLAGAL sales for the five-month period since the acquisition of TKT. Total sales including pre-acquisition sales of $53.3 million were $94.6 million for the year ending December 31, 2005.

The following discussion includes references to US prescription and US market share data for key products. The source of this data is IMS, December 2006.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with an average market share of 26% in 2006 (2005: 25%). US ADHD market growth of 4% and the 1% increase in average market share contributed to an 8% increase in US prescriptions for ADDERALL XR for year to December 31, 2006 compared to the same period in 2005.

Sales of ADDERALL XR for the year to December 31, 2006 were $863.6 million, an increase of 18% compared to the same period in 2005 (2005: $730.8 million). Product sales growth was significantly higher than prescription growth due primarily to price increases in August 2005 and April 2006.

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

On August 14, 2006 Shire and Barr announced that all pending litigation in connection with Barr’s ANDA and its attempt to market generic versions of Shire’s ADDERALL XR had been settled. As part of the settlement, Barr entered into consent judgments and agreed to permanent injunctions confirming the validity and enforceability of Shire’s US Patents Nos. 6,322,819 (the “‘819 Patent”), 6,601,300 (the “‘300 Patent”) and 6,913,768 (the “‘768

Patent”). Barr has also admitted that any generic product made under its ANDA would infringe the ‘768 patent. Under the terms of the settlement, Barr will not be permitted to market a generic version of ADDERALL XR in the US until April 1, 2009, except in certain limited circumstances, such as the launch of another party’s generic version of ADDERALL XR. No payments to Barr are involved in the settlement agreement.

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

Patent litigation proceedings relating to ADDERALL XR are in-progress. For further information see ITEM 3: Legal Proceedings.

ADDERALL

In September 2006, the Company sold to Duramed the product rights to ADDERALL for $63.0 million. The sales in the year of $23.6 million occurred prior to the sale of the product rights.

For further information see ITEM 3: Legal Proceedings.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved a 2% share of the US ADHD market by December 31, 2006. Sales for the year to December 31, 2006 were $25.1 million, a level of sales which triggered the first of three potential $25.0 million sales milestone payments to Noven. This milestone, which was paid on February 14, 2007, has been capitalized and will be amortized over 10 years. Net sales for 2006 were impacted by the redemption of $14 million of coupons issued to support the product launch.

The addition of DAYTRANA, combined with growth in ADDERALL XR’s market share has helped Shire grow its total share of the US ADHD market to 28% at December 31, 2006 compared to 26% (which included a 1% share relating to ADDERALL) at December 31, 2005.

Shire has received reports concerning difficulty removing the release liner from a small percentage of Daytrana patches. Although the product meets specifications, during the first quarter of 2007 Noven implemented manufacturing enhancements intended to make Daytrana easier to use.

CARBATROL

US prescriptions for the year ending December 31, 2006 were down 9% compared to the same period in 2005. This was primarily due to a 6% decline in the US extended release carbamazepine prescription market. CARBATROL’s US market share remained at 42%.

Sales of CARBATROL for the year ending December 31, 2006 were $68.3 million, a decrease of 5% compared to the same period in 2005 (2005: $72.1 million). The fall in sales is due to the decrease in the extended release carbamezapine market and a reduction of pipeline inventory in 2006 compared to stocking in 2005, offset by price increases in October 2005 and July 2006.

In July 2006 Impax deployed a sales force to begin promotion of CARBATROL under a promotional services agreement for the US market signed in January 2006.

Patent litigation proceedings with Nostrum and Corepharma relating to CARBATROL are in-progress. For further information see ITEM 3: Legal Proceedings.

PENTASA

US prescriptions for the year ending December 31, 2006 were up 2% compared to the same period in 2005 primarily due to a 4% increase in the US oral mesalamine prescription market. PENTASA’s US market share remained at 18%.

Sales of PENTASA for the year ending December 31, 2006 were $137.8 million, an increase of 1% compared to the same period in 2005 (2005: $136.1 million). Sales growth is marginally lower than prescription growth due to the lower levels of pipeline stocking in 2006, partly offset by the impact of price increases in January 2006 and November 2006.

XAGRID

Sales for the year ended December 31, 2006 were $53.3 million, an increase of 14% compared to the same period in 2005 (2005: $46.8 million). Expressed in transaction currencies (XAGRID is primarily sold in Euros), sales increased by 13% due mainly to strong growth in France and Spain. In addition there was a benefit of 1% from favorable exchange rate movements against the US dollar.

AGRYLIN sales in North America (US and Canada) were $7.5 million for the year ended December 31, 2006 (2005: $46.0 million). This reduction was expected following the approval of generic versions of AGRYLIN in the US market in April 2005.

FOSRENOL

US prescriptions for the year ending December 31, 2006 were up 34% compared to 2005 due to FOSRENOL increasing its average share of the total US phosphate binding market to 9% (2005: 7%) and market growth of 9% over the same period. FOSRENOL was launched in the US in January 2005.

US sales of FOSRENOL for the year ending December 31, 2006 were $40.2 million (2005: $53.0 million). The decrease in net sales of 16% compared to prescription growth of 34% is primarily due to destocking in 2006 compared to significant stocking of higher strength formulations at the end of 2005.

An agreement with Abbott was signed in December 2006 for the co-promotion of FOSRENOL in the US.  Abbott's US renal care sales team will co-promote FOSRENOL with its own renal product ZEMPLAR. Shire’s US sales force will also continue to promote FOSRENOL.  This agreement began in Q1 2007 and will continue for a term of five years.

European sales of FOSRENOL for the year ending December 31, 2006 were $4.6 million (2005: $0.5 million), giving total FOSRENOL sales worldwide of $44.8 million (2005: $53.5 million).

FOSRENOL has now been launched in Germany, France and a number of other European countries, including the UK which launched in February 2007. Launches will continue throughout 2007 in the EU including Italy and Spain, subject to finalization of national licensing and conclusion of pricing and re-imbursement negotiations.

On October 18, 2006 Health Canada granted a marketing license application for FOSRENOL. The Canadian launch is planned for Q2 2007.

REPLAGAL

Sales for the year ending December 31, 2006 were $117.7 million, of which 88% were in Europe and 12% in the rest of the world. Sales for REPLAGAL for the year ending December 31, 2005 were $94.6 million, including pre-acquisition sales of $53.3 million. This represents a like-for-like increase in sales of 24% which was due to greater European coverage by an increased number of sales representatives and strong growth in the rest of the world market (excluding the US).

ELAPRASE

ELAPRASE was launched in the US in August 2006 and has had a strong start with over 110 patients receiving treatment by the end of December 2006. In addition, through the pre-approval process, over 100 patients were receiving treatment in Europe by the end of the year. Sales reached $23.6 million by December 31, 2006.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Pounds Sterling, Swedish Krona and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in the transaction currency into US dollars. With the US dollar weakening against these currencies over the last 12 months, the translation of sales made in these currencies into US dollars has benefited reported growth rates. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their transaction currencies:

Year to December 31,	2006 sales in US dollars $M	2006 sales growth in transaction currency	Impact of translation to US dollars	2006 sales growth in US dollars
XAGRID sales in Euros	32.5	12%	+1%	13%
XAGRID sales in Pounds Sterling	20.8	14%	+2%	16%
CALCICHEW sales in Pounds Sterling	41.0	15%	+2%	17%
REMINYL and REMINYL XL sales in Pounds Sterling	19.8	64%	+3%	67%
Notes
Revenue growth analysis does not include REPLAGAL sales of $104.3 million in Euros and Swedish Krona. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue remained constant at $242.9 million for the year to December 31, 2006, (2005: $242.9 million).

Year to December 31,	2006	2005	Change
	$M	$M	%
3TC	150.9	159.8	-6
ZEFFIX	34.8	30.5	+14
Others	57.2	52.6	+9
Total	242.9	242.9	+0

3TC

Royalties from sales of 3TC for the year to December 31, 2006 were $150.9 million, a decrease of 6% compared to the prior year (2005: $159.8 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the year to December 31, 2006 were $1,138 million, a decrease of 6% compared to prior year (2005: $1,211 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the year to December 31, 2006 were $34.8 million, an increase of 14% compared to the prior year (2005: $30.5 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the year to December 31, 2006 were $301 million, an increase of 13% compared to prior year (2005: $266 million). This increase was mainly due to strong growth in the Korean, Japanese and Chinese markets.

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL ER (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen Pharmaceutical N.V. (Janssen), an affiliate of Johnson & Johnson. Shire has the exclusive marketing rights in the UK and the Republic of Ireland.

Sales of the REMINYL/ RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow.

In June 2006 Janssen and Synaptech filed a law suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER. No court date has been set.

Barr and other companies have filed ANDAs with the FDA for generic versions of RAZADYNE and Janssen and Synaptech have filed law suits against some of those ANDA filers. The court date for the first of these proceedings is May 2007.

Cost of product sales

For the year to December 31, 2006 the cost of product sales was 16% of product sales (2005: 16%). For the year to December 31, 2006 the cost of product sales for REPLAGAL included a $47.0 million adjustment in respect of acquired inventories (2005: $41.9 million). This fair value adjustment increased Shire’s cost of product sales as a percentage of sales for the year ended December 31, 2006 by 3% (2005: 3%).

For the year to December 31, 2006 cost of product sales included a charge of $3.2 million for stock based compensation under SFAS 123(R) (2005: $1.5 million).

Research and development (R&D)

R&D expenditure increased from $339.1 million in the year to December 31, 2005 to $386.9 million in the year to December 31, 2006, an increase of 14%. The increase was primarily due to:

•	The addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB); and

•	Upfront payments made to Duramed and Warren of $25.0 million and $5.5 million, respectively.

Expressed as a percentage of total revenues, R&D expenditure was 22% for the year to December 31, 2006 (2005: 21%). In both periods payments were made to New River of $50 million for in-licensing VYVANSE. These payments have both been expensed in accordance with Shire’s accounting policy. The payments to New River, Duramed and Warren in the year to December 31, 2006 totalled $80.5 million, equivalent to 5% of total revenues. In the year to December 31, 2005 the $50.0 million payment to New River was equivalent to 3% of total revenues.

For the year to December 31, 2006 R&D included a charge of $5.4 million for stock based compensation under SFAS123(R) (2005: $2.9 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $729.9 million in the year to December 31, 2005, to $935.0 million in the year to December 31, 2006, an increase of 28%. As a percentage of product sales, total SG&A costs were 61% (2005: 55%).

Year to December 31,		Adjusted
	2006	2005	Change
	$’M	$M	%
Sales costs	244.3	190.3	+28
Marketing costs	343.4	255.3	+35
Other SG&A costs	247.7	209.9	+18
	835.4	655.5	+27
Depreciation and amortization(1)	99.6	74.4	+35
Total SG&A costs	935.0	729.9	+28

(1) Excludes depreciation from manufacturing plants of $4.8 million (2005: $3.5 million) which is included in cost of product sales.

SG&A expenses increased from $655.5 million in the year to December 31, 2005 to $835.4 million in the year to December 31, 2006, an increase of 27%. As a percentage of product sales, SG&A expenses were 54% (2005: 49%).

The increase in SG&A expenses was expected, with additional expenditure required for:

•  The promotion and launch of DAYTRANA (including an increase in the ADHD sales force);

•  The recruitment of a new GI sales force in the US;

•  The recruitment of new US and European sales forces to launch ELAPRASE; and

•  Pre-launch activities relating to the 2007 launches of DYNEPO, LIALDA and VYVANSE.

For the year to December 31, 2006 SG&A included a charge of $34.4 million for stock based compensation under SFAS123(R) (2005: $24.8 million), representing 2% of total revenue (2005: 1%).

The depreciation charge for the year to December 31, 2006 was $43.3 million (2005: $29.2 million, including $6.5 million for impairments of property, plant and equipment). The amortization charge for the year to December 31, 2006 was $56.3 million (2005: $45.2 million). The increase in both depreciation and amortization is primarily due to the inclusion of a full year’s amortisation and depreciation charge in respect of assets acquired through the TKT acquisition, together with the amortization of capitalized milestone payments for DAYTRANA following its launch in June 2006.

Intangible asset impairments

The charge for intangible asset impairments for the year to December 31, 2006 was $1.1 million (2005: $5.6 million). The impairment charge for the year to December 31, 2006 resulted from the decision to stop selling a non-core product.

The impairment charge for the year to December 31, 2005 resulted from the approval of generic versions of AGRYLIN and the decision not to support and promote certain non-core products.

Reorganization costs

In 2005, the Company recorded reorganization costs of $9.4 million as a result of a consolidation of its North American sites. No reorganization costs were incurred in 2006.

Integration costs

For the year to December 31, 2006 the Company incurred $5.6 million of costs associated with the integration of the TKT business into the Shire group (2005: $9.7 million). This included retention payments for key staff of $3.0 million, IT costs of $1.2 million and other costs of $1.4 million.

Gain on sale of product rights

For the year to December 31, 2006 the Company recognized a pre-tax gain of $63.0 million (2005: $nil) on the disposal of ADDERALL to Duramed for $63.0 million in cash.

In-Process Research and Development

During the year to December 31, 2005 the Company wrote off the portion of the TKT purchase price allocated to IPR&D of $815 million (restated). This amount represents the value ascribed to those intangible assets acquired as part of the TKT acquisition, which at the time of acquisition had not been approved by the FDA or other regulatory authorities, including ELAPRASE and GA-GCB.

Interest income

For the year to December 31, 2006 the Company received interest income of $50.5 million (2005: $35.3 million). This income primarily related to interest received on Shire’s cash balances. Interest income for the year ending December 31, 2006 is higher than for the year ending December 31, 2005 primarily as a result of increases in US dollar interest rates.

Interest expense

For the year to December 31, 2006 the Company incurred interest expense of $26.4 million (2005: $12.0 million).

In both years this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. The trial date for the appraisal rights litigation has been set for April 23, 2007 (see ITEM 3: Legal Proceedings and Note 1 to the Company’s consolidated financial statements contained in Part IV of this Annual Report).

Other income, net

Year to December 31,	2006	2005
	$’M	$’M
Impairment of long-term investments (see Note 11)	(2.1)	(2.0)
GeneChem Funds management fee	4.6	4.3
Gain on sale of available-for-sale security (see Note 11)	-	3.9
Gain on sale of drug formulation business	-	3.6
Foreign exchange	3.2	(1.4)
Other	3.8	1.5
	9.5	9.9

The write-down of non-current asset investments in 2006 and 2005 resulted from events and circumstances that indicated there was an other-than-temporary impairment of investments and, accordingly, management recorded an impairment based on its assessment of fair value.

For further details see Note 26, Note 11 and Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Income taxes

The effective rate of tax for the year to December 31, 2006 was 26.8% (2005: 27.5%, after excluding the impact of the $815 million (restated) write-off of IPR&D in respect of the TKT acquisition). The effective rate has fallen by 0.7% as a result of an increase in deferred tax assets, offset by an increase in current tax liabilities. The increase in deferred tax assets was primarily due to the reversal of valuation allowances following changes in estimates as to  realisation, and by the crystallisation of additional losses. The increase in current tax liabilities was primarily a result of additional tax contingencies of $187 million recognised in relation to ongoing tax audits. Following this reversal of valuation allowances, the net deferred tax asset has increased to $261.0 million at December 31, 2006 (2005: $116.2 million). Realization of deferred tax assets is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized. See Note 29 to the Company’s consolidated financial statements contained in Part IV of this Annual Report for expiry dates of these tax losses.

Equity in earnings/(losses) of equity method investees

Net earnings of equity method investees of $5.7 million were recorded for the year to December 31, 2006 (2005: net losses of $1.0 million). This comprised earnings of $6.2 million from the 50% share of the antiviral commercialization partnership with GSK in Canada (2005: $5.3 million), offset by losses of $0.5 million being the Company’s share of losses in the GeneChem and EGS Healthcare Funds (2005: losses of $6.3 million).

Discontinued operations

During the year to December 31, 2006 the gains on disposition of discontinued operations totaled $40.6 million (2005: $3.1 million). During 2006, IDB repaid $70.6 million, being the injectable flu development tranche of the $100.0 million development loan facility provided to IDB as part of their acquisition of Shire’s vaccine business. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding.

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

Results of operations for the years to December 31, 2005 and 2004

For the year to December 31, 2005, the Company’s total revenues increased by 17% to $1,599.3 million, compared to $1,363.2 million in 2004. Net loss for the year to December 31, 2005 was $578.4 million (restated) compared to net income of $236.3 million in 2004. The Company’s net loss for 2005 was primarily attributable to the IPR&D write-off of $815.0 million (restated) following the acquisition of TKT.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2005	2004	Change
	$M	$M	%
Product sales	1,327.7	1,112.5	+19
Royalties	242.9	230.4	+5
Licensing and development	15.0	13.4	+11
Other revenues	13.7	6.9	n/a
Total	1,599.3	1,363.2	+17

All product sales are reported in the Pharmaceutical Products segment, all royalties are reported in the Royalty segment.

Product sales

Year to December 31,	2005 $’M	2004 $’M	Product sales growth %	US prescription growth %
CNS
ADDERALL XR	730.8	606.7	+20	+12
ADDERALL	43.1	34.5	+25	N/A
CARBATROL	72.1	54.3	+33	-8

GI
PENTASA	136.1	115.0	+18	+6
COLAZIDE	8.6	8.2	+5	N/A

GP
AGRYLIN and XAGRID
North America (US & Canada)	46.0	119.1	-61	-48
RoW	46.8	33.4	+40	N/A
FOSRENOL	53.5	-	N/A	N/A
CALCICHEW	38.7	38.3	+1	N/A
SOLARAZE	12.5	9.5	+32	N/A
REMINYL/REMINYL XL	13.5	10.8	+25	N/A
LODINE	12.6	7.6	+66	N/A

HGT
REPLAGAL*	41.3	-	N/A	N/A

Other	72.1	75.1	-4	N/A
Total	1,327.7	1,112.5	+19

* This represents REPLAGAL sales for the five-month period since the acquisition of TKT.

The following discussion includes references to prescription and market share data for key products. The source of this data is IMS, December 2005.

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

ADDERALL XR

US prescriptions for ADDERALL XR for the year to December 31, 2005, were up 12%. ADDERALL XR further strengthened its position as the leading brand in the US ADHD market with a 1% increase in market share to an all time high of 26% in December 2005 (December 2004: 25%). In addition, the US ADHD market grew 5% overall compared to the same period in 2004.

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

Shire’s ADDERALL XR patent infringement lawsuits with Barr continue. Shire is seeking a ruling that Barr’s ANDA seeking permission to market its generic versions of ADDERALL XR infringes the ‘819, ‘300 and ‘768 Patents. Barr’s 30-month stay under the Hatch-Waxman Act expired on February 18, 2006. Following the expiry of the 30 month stay, the FDA may approve Barr’s ANDA. A final pre-trial conference in the ‘819 and ‘300 Patent cases is set for March 10, 2006. No trial date has been set. Shire is continuing its discussions with Barr in connection with these lawsuits and the discussions are progressing. For further information see ITEM 3: Legal Proceedings. If the Company does not prevail in the lawsuits, the Company’s sales of ADDERALL XR will decrease. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

CARBATROL

US prescriptions for the year to December 31, 2005, were down 8% compared to the previous year. This was due primarily to supply constraints, a 4% decrease in Shire’s market share of the total US extended release carbamazepine prescription market to 42% in December 2005 (December 2004: 46%) and a 5% decrease in that market as a whole. The supply constraints have now been resolved.

Product sales for the year to December 31, 2005 were up 33% compared to the previous year. The difference between sales growth and the lower level of prescriptions is due to price increases in August 2004 and October 2005 and to lower sales deductions than in 2004.

Patent litigation proceedings with Nostrum relating to CARBATROL are in-progress. For further information see ITEM 3: Legal Proceedings.

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

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Pounds Sterling, Swedish Krona and Euros), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. With the US dollar strengthening against these currencies over the last 12 months, the translation of sales made in these currencies into US dollars has impacted on the reported growth rates. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their transaction currency:

Year to December 31,	2005 sales in US dollars $M	2005 sales growth in transaction currency	Impact of translation to US dollars	2005 sales growth in US dollars
AGRYLIN sales in Canadian dollars	5.3	-49%	+4%	-45%
AGRYLIN/XAGRID sales in Euros	28.3	+41%	-	+41%
AGRYLIN/XAGRID sales in Pounds sterling	18.9	+11%	-1%	+10%
CALCICHEW sales in Pounds sterling	35.0	+1%	-1%	-
REMINYL and REMINYL XL sales in Pounds sterling	11.8	+27%	-1%	+26%
Notes

Revenue growth analysis does not include sales of:

•	ADDERALL XR in Canadian Dollars due to the fact that sales of ADDERALL XR in Canada were suspended for most of 2005; and

•	REPLAGAL sales of $41.3 million in Euros and Swedish Krona. There is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

Royalties

Royalty revenue increased 5% to $242.9 million for the year to December 31, 2005, (2004: $230.4 million) primarily as a result of strong sales growth.

Year to December 31,	2005 $’M	2004 $’M	Change %
3TC	159.8	155.8	+3
ZEFFIX	30.5	27.4	+11
Others	52.6	47.2	+11
Total	242.9	230.4	+5

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

On March 1, 2005, the National Institute for Health and Clinical Excellence (NICE) in England and Wales issued an Appraisal Consultation Document (ACD). This document included a recommendation that all existing approved products for the symptomatic treatment of mild to moderate Alzheimer's disease in England and Wales should no longer be reimbursed by the NHS when used in the treatment of new patients. The recommendation potentially affected sales of REMINYL and of REMINYL XL in England and Wales. An amended ACD was issued by NICE on January 23, 2006. The new ACD recommends that REMINYL and REMINYL XL, together with other drugs in the same class, be reimbursed by the NHS when used for the treatment of either (i) patients with existing Alzheimer's disease already being treated with one of these drugs; or (ii) newly diagnosed patients once their disease has progressed to a moderate stage. Therefore the current recommendation excludes the reimbursement of treatment for patients presenting with mild symptoms of Alzheimer’s disease for which REMINYL and REMINYL XL are approved. A final appraisal document is expected from NICE in July 2006.

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

Research and development (R&D)

R&D expenditure increased from $199.6 million in the year to December 31, 2004, to $339.1 million in 2005. Expressed as a percentage of total revenues, R&D expenditure was 21% for the year to December 31, 2005 (2004: 15%). The increase was primarily due to:

•	The initial payment to New River of $50 million for in-licensing VYVANSE, which has been expensed in accordance with the Company’s accounting policy; and
•	The addition of two significant R&D projects following the acquisition of TKT (ELAPRASE and GA-GCB).

The New River payment and the R&D expenditure on ELAPRASE and GA-GCB represented 5% of R&D expenditure as a percentage of revenues.

Shire’s pipeline is now well advanced with seven projects in late stage development or registration.

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $545.4 million in the year to December 31, 2004, to $730.0 million in the year to December 31, 2005, an increase of 34%. As a percentage of product sales, SG&A costs were 55% (2004: 49%).

Year to December 31,	Adjusted	Adjusted
	2005 $’M	2004 $’M	Change %
Sales costs	190.3	153.6	+24
Marketing costs	255.3	176.0	+45
Other SG&A costs	209.9	157.3	+33
	655.5	486.9	+35
Depreciation and amortization(1)	74.4	58.5	+27
Total SG&A costs	729.9	545.4	+34

(1) Excludes depreciation from manufacturing plants of $3.5 million (2004: $2.7 million) which is included in cost of product sales.

SG&A expenses increased from $486.9 million in the year to December 31, 2004, to $655.6 million in 2005, an increase of 35%. As a percentage of product sales, these expenses were 49% (2004: 44%).

This increase was expected, with additional costs attributable to four product launches during 2005, together with incremental costs in 2005 associated with the new FOSRENOL and EQUETRO sales forces, patent litigation and infrastructure, $24.5 million of SG&A costs related to the acquired TKT business and $4.5 million related to the set up of the new listed holding company for the Shire Company.

The depreciation charge for the year to December 31, 2005, was $29.2 million (2004: $19.8 million), which in 2005 included property, plant and equipment write-downs of $6.5 million (2004: $1.6 million). Amortization charges, including the amortization on acquired products, were $45.2 million for the year to December 31, 2005 (2004: $38.7 million).

Intangible asset impairments

The charge for intangible asset impairments for the year to December 31, 2005 was $5.6 million (2004: $13.5 million).

The approval of generic versions of AGRYLIN in April 2005 and the decision not to support and promote certain non-core products going forward resulted in changes to the estimate of the Company’s future cash flows and, as a result, impairments were required in both 2005 and 2004.

Reorganization costs

Year to December 31,	2005 $’M	2004 $’M
Employee severance	1.6	20.0
Relocation costs	-	13.8
Write-off of property, plant and equipment	-	1.2
Consultancy costs	0.5	2.9
Duplicate facilities	7.3	5.1
Information technology costs	-	2.1
Other costs	-	3.4
	9.4	48.5
As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded costs of $9.4 million in 2005 and $48.5 million in 2004 primarily associated with:

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

Integration costs

For the year to December 31, 2005, the Company incurred $9.7 million of costs associated with the integration of the TKT business into the Shire Company (2004: $nil). This included retention payments for key staff of $7.0 million, information technology costs of $1.0 million and other costs of $1.7 million.

In-process R&D write-off

During the year to December 31, 2005, as required by Financial Accounting Standards Board Interpretation No 4, “Applicability of FASB Statement No 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the Company wrote off the portion of the TKT purchase price allocated to IPR&D of $815.0 million (restated). This amount represents the value of those intangible assets acquired as part of the TKT acquisition, which at the time of acquisition had not been approved by the FDA or other regulatory authorities, including ELAPRASE and GA-GCB. For the determination of the fair value of IPR&D see Critical Accounting Estimates below.

Interest income

For the year to December 31, 2005 the Company received interest income of $35.3 million (2004: $21.9 million). The increase compared to 2004 is due to higher interest rates on the Company’s US cash deposits which were partially offset by the interest foregone by the Company on the net payments of $1.1 billion made to date in respect of the acquisition of TKT.

Interest expense

For the year to December 31, 2005 the Company incurred interest expense of $12.0 million (2004: $12.3 million).

In 2005, this expense included a $7.7 million provision for interest, which may be awarded by the court in respect of amounts due to former holders of approximately 11.3 million shares of TKT common stock who have submitted written demands for appraisal of these shares (see ITEM 3: Legal Proceedings and Note 1 to the Company’s consolidated financial statements contained in Part IV of this Annual Report). In addition, interest expense includes $1.2 million, relating to the costs of a bridging loan to finance the TKT acquisition and other interest related expenses of $3.1 million.

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

Other income/(expense), net

Year to December 31,	2005 $’M	2004 $’M
Investment income	8.3	18.9
Write-down of non-current asset investments	(2.0)	(15.4)
Gain on sale of drug formulation business	3.6	-
Foreign exchange and other	-	0.3
Total	9.9	3.8

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

Income taxes

The Company’s effective tax rate for 2005 was 18.1% (restated) (a tax charge of $88.8 million on losses from continuing operations before income taxes and equity method investees of $491.7 million (restated)). The significant difference from the prior year effective tax rate of 28% is due to the IPR&D write-off of $815 million (restated), which is not tax deductible.

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

Discontinued operations

During the year to December 31, 2005 gains on disposition of the discontinued operations totaled $3.1 million. This resulted from the finalization of the working capital agreement with IDB, which was part of the sale of Shire’s vaccines business to IDB in 2004. As a result, a disputed amount, which had previously been provided for, was received and the corresponding provision was released.

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

The Company ordinarily finances its activities through cash generated from operating activities, credit facilities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

Credit Facilities

In connection with the acquisition of TKT, Shire plc and certain subsidiary companies entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a committed multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a committed 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and, together with Facility A, the “Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement. In June 2006 Facility B was extended for a further 364 days to June 13, 2007. In October 2006, Facility B was reduced to $200 million.

As at December 31, 2006 and 2005, the Company had not drawn down on these Facilities. The Facilities Agreement was cancelled in full with effect from February 27, 2007.

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “New Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007. The New Facilities Agreement comprises three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “New Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the New Facilities Agreement.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes. Term Loan A and Term Loan B may be used only for financing the acquisition of New River (including related fees and transaction costs) and refinancing any existing indebtedness of New River or its subsidiaries.

The RCF and Term Loan A mature on February 20, 2012. Term Loan A is repaid in annual installments on the anniversary of the New Facilities Agreement in the following amounts: $150 million in 2008, $150 million in 2009, $200 million in 2010, $200 million in 2011 and the balance on maturity. Term Loan B matures on February 19, 2008. As noted above, at Shire’s request, the maturity date of Term Loan B may be extended for a further 364 days.

The availability of loans under the New Facilities is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The New Facilities include representations and warranties, covenants and events of default, including (i) requirements that Shire’s ratio of Net Debt to EBITDA (as defined in the New Facilities Agreement) does not exceed 3.50:1 for the 12 month period ending December 31, 2007; 3.25:1 for the 12 month period ending 30 June 2008; and 3.00:1 for each 12 month period ending 31 December and 30 June thereafter and (ii) that the ratio of EBITDA to Net Interest (as defined in the New Facilities Agreement) must not be less than 4.0 to 1, for each 12 month period ending 31 December or 30 June, and additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans and giving of guarantees.

Interest on loans under the New Facilities will be payable on the last day of each interest period, which period may be one week or one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan drawn under the RCF or Term Loan A for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent. per annum until delivery of the compliance certificate for the year ending 31 December, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the New Facilities Agreement). The interest rate on each loan drawn under Term Loan B for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (being from 0.50 per cent for the first six months from the date of the New Facilities Agreement, 0.75 per cent for the second six months and 1.00 per cent per annum thereafter), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the New Facilities Agreement).

Shire shall also pay fees equal to 35 per cent per annum of the applicable margin on available commitments under the RCF for the availability period applicable to the RCF and 20 per cent per annum of the applicable margin on available commitments under Term Loan A and Term Loan B for the availability period applicable to Term Loan A and Term Loan B. Interest on overdue amounts under the New Facilities will accrue at a rate, which is one percentage point higher than the rates otherwise applicable to the loans under the New Facilities.

The New Facilities Agreement restricts (subject to certain carve-outs) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans. Further any lender may require mandatory prepayment of its participation if there is a change in control of Shire. In addition, in certain circumstances, the net proceeds of certain asset disposals by Shire must be applied towards mandatory prepayment of the facilities, subject to certain exceptions.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the New Facilities may be cancelled, all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable. Events of default under the New Facilities Agreement include: (i) non-payment of any amounts due under the New Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain ERISA breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the New Facilities Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the New Facilities Agreement repudiates the New Facilities Agreement or any Finance Document (as defined in the New Facilities Agreement). The New Facilities Agreement is governed by English law.

Equity financing

Shire also raised approximately $900 million through the private placement of 42,883,721 new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned New Facilities will be sufficient to meet its anticipated future operating expenses, any costs arising as a result of the acquisition of New River, outstanding costs related to the acquisition of TKT, capital expenditures, dividends, tax payments, share repurchases and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the New Facilities Agreement discussed above and possibly through new borrowings and/or the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash) as at December 31, 2006 and 2005:

December 31,	2006 $’M	2005 $’M	Change %
Cash and cash equivalents	1,126.9	656.5	+72
Short term investments	-	6.9	n/a
Gross cash funds	1,126.9	663.4	+70
Total debt	-	(0.1)	n/a
Net cash funds	1,126.9	663.3	+70

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2006, was $531.9 million, an increase of $147.6 million compared to the previous year. The increase in cash generation is primarily due to favorable movements in working capital, in particular the timing of sales within the final quarter of 2006 coupled with a reduction in the net tax paid of $48.5 million due to the utilization of tax losses acquired as part of the TKT acquisition.

Net cash used in investing activities was $26.9 million in the year to December 31, 2006. This included purchases of property, plant and equipment of $100.3 million, intangibles of $58.8 million and long-term investments of $9.8 million respectively, offset by proceeds from the sale of the ADDERALL product rights for $63.0 million and proceeds from the loan repaid by IDB of $70.6 million (see Note 6 to the Company’s consolidated financial statements contained in Part IV of this Annual Report). Capital expenditure on property, plant and equipment included $32.2 million on IT projects at the Wayne, Pennsylvania US headquarters; $8.0 million on building improvements and $12.5 million on IT at the Basingstoke, UK, headquarters; $9.9 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $8.8 million and $13.1 on leasehold improvements and IT equipment, respectively at Shire’s site in Cambridge, Massachusetts. Capital expenditure on intangible assets included $50.0 million paid to Noven on the approval of DAYTRANA.

Net cash used in financing activities was $42.6 million for the year to December 31, 2006. This was primarily due to the cost to purchase treasury stock of $92.0 million and dividend payments of $32.4 million, offset by inflows of $81.9 million from the exercise of employee stock options.

Outstanding Letters of credit

As at December 31, 2006, the Company had irrevocable standby letters of credit with Barclays Bank plc in the amount of $14.2 million providing security on the recoverability of insurance claims, and with Bank of America in the amount of $7.8 million, providing security on the payment of lease obligations.

Cash Requirements

Aggregate Contractual Obligations

As at December 31, 2006, the Company’s contractual obligations were as follows:

	Payments due by period

Contractual obligations	Total $’M	Less than 1 year $’M	1 - 3 years $’M	3 - 5 years $’M	More than 5 years $’M
Operating leases (i)	157.4	28.8	51.2	39.1	38.3
Purchase obligations (ii)	155.1	117.8	27.7	8.3	1.3
Other long-term liabilities reflected on the Balance Sheet (iii)	500.7	481.6	10.9	1.8	6.4
Total	813.2	628.2	89.8	49.2	46.0

(i)	The Company leases certain properties, motor vehicles and equipment under operating leases expiring through 2025.

(ii)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Shire expects to fund these commitments with cash flows from operations.

(iii)
Other long-term liabilities include the liability to dissenting shareholders. As at December 31, 2006, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see ITEM 3: Legal proceedings. As at December 31, 2006 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $32.4 million that may be awarded by the Court (see Note 1). Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. The most significant payments are as follows:

(i) DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, as at December 31, 2006 Shire has a remaining obligation to pay Noven up to $50 million, contingent on future sales performance.

DAYTRANA received final regulatory approval from the FDA on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven. During the year, the Company also reached a sales milestone for DAYTRANA and as a result, Shire made a payment to Noven of $25 million in February 2007. Both amounts have been capitalized during the year to December 31, 2006 and amortization of these amounts, together with the upfront milestone payment of $25 million made in 2003, will continue over the estimated life of the product of approximately 10 years.

(ii) VYVANSE

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling VYVANSE in the US.  In the rest of the world, Shire acquired the license to develop and commercialize VYVANSE, in consideration of a low double-digit royalty.

Under the terms of the agreement, the parties will collaborate on VYVANSE development, manufacturing, marketing and sales in the US. New River will be financially and operationally responsible for clinical and manufacturing development. Shire will book the product sales and New River will supply up to 25% of the sales effort under a co-promotion right. Shire is obligated to give VYVANSE marketing and promotional priority over its other oral ADHD stimulants should VYVANSE’s label contain a claim that it has decreased potential for abuse or increased overdose protection. Shire paid an initial sum of $50 million on signing and a further $50 million was paid to New River following acceptance of the filing of a NDA by the FDA in January 2006.

If VYVANSE is approved with a Schedule III, IV or V classification or is unscheduled ("favorable scheduling"), Shire will pay New River a $300 million milestone payment. US operating profit will be divided as follows: Shire will retain 75% of profits for the first two years following launch, and the parties will share the profits equally thereafter.

In the event that VYVANSE receives a final Schedule II classification, no milestone payment will be payable by Shire to New River upon approval. Division of profits will be calculated under an alternative profit sharing scheme. New River’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset sales based formula; for following years, it will be at least 50%, though it may increase to a value determined by a preset sales based formula thereafter. These formulas, which include yearly threshold sales, were included in an 8-K filed with the SEC on October 10, 2006. If VYVANSE is classified as Schedule II on approval and then gets favorable scheduling within one year of the first commercial sale, Shire will pay New River a $200 million milestone payment; if favorable scheduling occurs by the third anniversary, the milestone payment will be $100 million. Upon favorable scheduling being achieved under each of these scenarios, the profit sharing formula reverts to that applicable to favorable scheduling. In addition, New River will be entitled to a $100 million milestone payment at the end of the first calendar year in which cumulative worldwide net sales of all collaboration products during that calendar year exceed $1 billion. A $5 million milestone payment is payable following the first commercial sale in specified European countries. Shire intends to capitalize and amortize any milestone payments over the life of the product.

Shire is entitled to terminate the agreement until 30 days following approval of VYVANSE. If Shire terminates before regulatory approval, no payment would be due to Shire. If Shire terminates after approval and VYVANSE has received a favorable scheduling assignment, no payment would be due to Shire. If the approved VYVANSE has received a Schedule II classification, Shire would be entitled to a $50 million termination payment, payable in cash, New River common stock, or an unsecured, 5-year promissory note, as will be agreed upon by Shire and New River.

On February 20, 2007 the Company announced that it had agreed to acquire New River for $2.6 billion in cash. On completion of the acquisition of New River, Shire will terminate these commitments. For further information see note 32.

(iii) Women’s Health Products

Shire and Duramed entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license in a number of markets outside of North America, including the larger European markets to Duramed’s oral contraceptive, SEASONIQUE. This agreement became effective on September 6, 2006.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years. US development expenditure reimbursement for the year ended December 31, 2006, totalled $2.5 million, with $2.0 million due for reimbursement at December 31, 2006. At

December 31, 2006, the maximum future reimbursement for Duramed incurred US development expenditure is therefore $137.5 million. Shire will separately be responsible for development costs in its licensed territories.

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

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv) above, at December 31, 2006 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $75.6 million (December 31, 2005: $18.0 million), of which $12.9 million could be paid in 2007.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign currency fluctuations

A number of operating units in the Company have functional currencies other than the US Dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US Dollar, Canadian Dollar, Pound Sterling, Euro and Swedish Krona. The accumulated foreign currency translation differences of $80.4 million are reported within accumulated other comprehensive income in the consolidated balance sheet and a $3.2 million gain is reported in other income on the consolidated income statement.

As at December 31, 2006, the Company had 18 outstanding forward foreign exchange contracts with a total principal amount equivalent to $98.3 million to manage the currency risk associated with certain inter-company loans. As at December 31, 2006 there were net unrealized losses of $8.1 million on these contracts.

Concentration of credit risk

The Company’s revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. For the year to December 31, 2006 there were three customers in the US who accounted for 71% of the Company’s total revenues. However, such clients typically have significant cash resources and as such the risk from concentration of credit is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable. Excess cash is invested in short-term money market instruments, including bank term deposits, money market and liquidity funds and other debt securities from a variety of financial institutions with strong credit ratings. These investments typically bear minimal risk.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through the acquisition of TKT), inventory acquired through the acquisition of TKT, the valuation of IPR&D, the valuation of equity investments, sales deductions, income taxes and share-based payments. and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(i)	Litigation

The Company has a number of lawsuits pending that relate to product liability claims. Shire accounts for litigation losses in accordance with SFAS No. 5 “Accounting for Contingencies” (SFAS No 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Best estimates are reviewed quarterly and estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional or lesser expense in a future accounting period. There were no significant changes in estimates in respect of product liability claim provisions in 2006.

(ii)	Valuation of intangible assets

(a)        General

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As at December 31, 2006, the carrying value of such intangibles was $762.4 million, which primarily related to the Company’s DAYTRANA, DYNEPO, FOSRENOL, PENTASA, REMINYL, REPLAGAL, SOLARAZE and XAGRID products. Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

A prolonged general economic downturn, sustained government pressure on prices and, specifically, competitive pricing, could create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect Shire’s valuation of the estimated future net cash flows generated by its long-lived assets. As a result, future operating results could be materially and adversely affected by impairment charges related to the recoverability of long-lived assets.

In the year to December 31, 2006, changes to the estimated future net cash flows from certain products resulted in a $1.1 million impairment of intangible assets (2005: $5.6 million, 2004: $13.5 million). In the year to December 31, 2005, the Company decreased the estimated life of a product, which resulted in an additional amortization charge of $1.7 million in the year to December 31, 2005 and $5.9 million in the year to December 2006.

The Company reviews intangible assets subject to amortization for impairment periodically using an undiscounted net cash flow approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable. If the undiscounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its fair value, based on estimated discounted cash flows. When cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

(b)	Intangible assets acquired through the acquisition of TKT

The fair values of all of the identifiable intangible assets acquired through the acquisition of TKT have been determined using an income approach on a project-by-project basis, by independent valuation specialists. This method starts with a forecast of all of the expected future net cash flows either generated or saved as a result of ownership of the intellectual property, the customer relationships and the other intangible assets. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires various assumptions to be made, including:

•	revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles

•	royalty or license fees saved by owning the intellectual property associated with the products

•	cost of sales for the products using historical data, industry data or other sources of market data

•	sales and marketing expense using historical data, industry data or other sources of market data

•	general and administrative expenses

•	research and development expenses

•	the estimated life of the products

•	the tax amortisation benefit available to a market participant purchasing the assets piecemeal

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

(iii)	Inventory acquired through the acquisition of TKT

Inventory acquired through the acquisition of TKT has been fair valued in accordance with SFAS No. 141 as follows:

•	Finished goods and merchandise at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity

•
Work in process at estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the acquiring entity based on profit for similar finished goods

The Company’s management assumed that a “reasonable profit allowance for the selling effort of the acquiring entity” would be 3% of sales proceeds (expected at the acquisition date). This is due to the minimal sales effort required by Shire as acquiror to realize sales of the acquired inventory, given the small size of the existing prescription population to whom specialized physicians prescribe REPLAGAL, the frequency and duration of treatment required, and low levels of patient switching, together with the low cost and complexity of distribution. The relevance of this assumption is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the profit allowance percentage for the selling effort, our cost of product sales in the year to December 31, 2006 would have reduced by approximately $0.6 million. All REPLAGAL inventories acquired as part of the TKT acquisition had been consumed by December 31, 2006.

The valuation of acquired work in process required the Company’s management to estimate the level of completion reached at the acquisition date. This required the exercise of judgment in ascribing value creation to different phases of a complex biological manufacturing process. The relevance of this estimate is that it has an impact on the recorded cost of product sales for acquired REPLAGAL inventory. For every one percentage point increase in the assumed percentage level of completion, our cost of product sales in the year to December 31, 2006 would have increased by $0.5 million. All REPLAGAL work in process acquired as part of the TKT acquisition had been consumed by December 31, 2006.

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

(iv)	In-process R&D write-off

IPR&D is defined by FIN 4 as being a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product.

As required by FIN 4, the portion of the purchase price allocated to IPR&D of $815 million (restated), acquired as part of the TKT transaction, was immediately expensed in the year to December 31, 2005. During the year to December 31, 2006 the Company determined that the value ascribed to IPR&D acquired as a result of the TKT acquisition did not include the benefit of tax amortization as required by the American Institute of Certified Public Accountants (AICPA) Practice Aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Consequently the financial statements for the year to December 31, 2005 have been restated in respect of the value ascribed to IPR&D, acquired as part of the TKT acquisition and subsequently written off as required under US GAAP in the quarter ended September 30, 2005. See note 3(a) to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

In the identification of intangible assets, consideration is given to whether any technology that is identified is developed or in-process. The American Institute of Certified Public Accountants Practice Aid "Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" gives guidance on the factors that should be considered when identifying IPR&D.

The fair value of IPR&D acquired with TKT was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:

•
Revenue that is likely to result from specific IPR&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated market share and year-over-year growth rates over the product life cycles

•	Cost of sales related to the potential products using historical data, industry data or other sources of market data

•	Sales and marketing expense using historical data, industry data or other market data

•	General and administrative expenses

•	R&D expenses

•	The tax amortisation benefit available to a market participant purchasing the assets piecemeal

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

(v)	Valuation of Equity Investments

The Company has investments in certain public and private pharmaceutical and biotechnology companies. The carrying values of these investments are periodically reviewed for other-than-temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other-than-temporary impairments include:

•	the market value of a quoted investment being below the carrying value of the investment for an extended period

•	adverse news on a private company’s progress in scientific technology/development of compounds

•	recent stock issuances at a price below the investment price

If the fair value appears to be below the carrying value the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include:

•	the level of progress in the investee’s scientific technology/ development of compounds

•	ongoing activity in collaborations with the investee

•	whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value

•	analysis and valuation of comparable companies

•	the overall financial condition of the investee

In instances when the review indicates that there is an other-than-temporary impairment, the Company writes down the investment to the fair value of the investment, recording an impairment charge in the consolidated statements of operations. During 2006, Shire recorded a charge for an other than temporary impairment of $0.3 million (2005: $0.4 million) to an investment in a public company. The determination of the fair value of private company investments and the determination of whether an unrealized loss on a publicly quoted investment is permanent requires significant judgment and can have a material impact on the reported results. During 2006, Shire recorded impairments on long-term investments of $2.1 million (2005: $2.0 million, 2004: $15.4 million).

(vi)	Sales Deductions

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

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers (including data provided by wholesalers as part of the new ‘fee for service’ agreements -- see Item 1: Business - Manufacturing and Distribution - Material Customers for further information) and third-party prescription data (such as IMS Health National Prescription Audit data).

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

As at the balance sheet date, accruals for Medicaid and HMO rebates were $126.4 million in 2006, $105.4 million in 2005 and $99.4 million in 2004, or 8%, 8%, and 9%, respectively, of net product sales.

Product Returns

The Company typically accepts customer product returns in the following circumstances: a) expiration of shelf life, b) product damaged while in the possession of Shire, or c) under sales terms that allow for unconditional return (guaranteed sales).

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

•  past product returns activity

•  the duration of time taken for products to be returned

•  the estimated level of inventory in the distribution channel

•  product recalls and discontinuances

•  the shelf life of products

•  the launch of new drugs or new formulations

•  the loss of patent protection or new competition

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

As at the balance sheet date, provisions for product returns were $36.5 million in 2006, $31.8 million in 2005 and $22.5 million in 2004, or 2%, 2% and 2%, respectively, of net product sales.

Sales Coupon accrual

For certain products, primarily ADDERALL XR and DAYTRANA, the Company uses coupons as a form of sales incentive. These coupons reimburse part or all of the cost of the first prescription. Each coupon can only be used once and coupons typically expire three to 15 months after the date of issuance. The Company’s management calculates an accrual for the estimated value of coupons that will be redeemed against sold products, based on the rebate value per coupon, the timing and volume of coupon distributions, the estimated level of inventory in the distribution channel and expected coupon redemption rates, using historical trends and experience.

Shire’s estimate of the level of inventory in the distribution channel is based on product-by-product inventory data provided by wholesalers and third-party prescription data.

Shire believes that historical redemption rates, adjusted for known changes in coupon programs (such as length of coupon life and redemption conditions) are an appropriate basis for predicting future redemption rates. For coupon programs open at December 31, 2006 the redemption rates assumed by Shire range between 15% and 35% of coupons distributed (depending on the life of the coupons). A one percentage point increase in estimated coupon redemption rates would increase the provision at December 31, 2006 by $0.2 million.

At December 31, 2006 the accrual for coupon redemptions was $13.0 million (2005: $5.2 million, 2004: $15.9 million). The accrual levels in each year fluctuate according to the timing and volume of coupon distributions, in addition to changes in estimated redemption rates.

For rebates, returns and sales coupons the actual experience and the level of these deductions to revenue may deviate from the estimate. Shire reviews its estimates every quarter and may be required to adjust the estimate in a subsequent period. Historically, actual payments have not varied significantly from the reserves provided.

(vii)	Income Taxes

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. Because Shire operates globally, the nature of the audit items is often very complex and subject to change and the amounts at issue can be substantial. The Company uses internal expertise and professional advisors to minimize audit adjustments where possible.

Shire develops best estimates of income taxes payable for probable liabilities using experience, judgment and assistance from professional advisors. Estimates are refined as additional information becomes known. Any outcome upon settlement that differs from Shire’s best estimate may result in additional or lower tax expense in future periods. Income taxes payable increased from $93.6 million in 2005 to $294.5 million in 2006 primarily as a result of additional tax contingencies recognized in relation to ongoing tax audits.

The Company has significant deferred tax assets due to net operating losses (NOLs) in the United States, UK and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining the extent of the realization of these losses based upon estimates of future taxable income in the various jurisdictions in which these NOLs exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOLs a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact the Company’s financial position and results.

At December 31, 2006, the Company had gross deferred tax assets of $568 million and had recorded a valuation allowance of $110 million against this amount.

At December 31, 2005, the Company had gross deferred tax assets of $579 million and had recorded a valuation allowance of $235 million against this amount.

At December 31, 2004, the Company had gross deferred tax assets of $268 million and had recorded a valuation allowance of $153 million against this amount.

(viii)	Share based payments

Shire plc has historically granted options to the Company’s directors and employees over ordinary shares under six stock option plans. On November 28, 2005 the ordinary shareholders of Shire plc approved the adoption of the Shire Plc Portfolio Share Plan (Parts A and B), a new share-based compensation plan, which provides for stock settled share appreciation rights and performance share awards to be made to the directors and employees over ordinary shares and American Depositary Shares. Further details on these plans can be found in note 31 to the consolidated financial statements contained in the Part IV of this Annual Report.

Effective January 1, 2006 the Company adopted the provisions of SFAS 123(R) which establishes accounting for share based compensation for employees.

The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company measures share-based compensation cost for awards classified as liabilities at fair value, which is re-measured at the end of each reporting period. The Company estimates the fair value of share-based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation model.

Several critical assumptions are made in the determination of the Company’s share based compensation cost. The Company believes that the most critical assumptions are the expected life of the award and the weighted average volatility of the Company’s stock. Other assumptions made by the Company in respect of the determination of share based compensation cost include the risk free rate, the expected dividend yield and the expected forfeiture rate.

The Company’s estimate of the expected life of the award is based on historical trends of employee exercise behaviour. The Company reviews these trends at the time of each new grant for equity classified awards, and at the end of each reporting period for liability classified awards, to ensure that the estimated life of the award is consistent with historical exercise behaviour. The weighted average volatility is based upon historical share price data of the Company’s stock for the requisite expected life of the awards. Given the related nature of each of the assumptions underlying the valuation of share-based payment awards, it would not be meaningful to quantify the sensitivity to change for each individual assumption.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

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

The Board reviews and agrees policies for managing the risks in the following areas:

Interest rate risk

As at December 31, 2006 the Company had no material debt outstanding. Therefore, the Company’s interest charge on its debt obligations is low and consequently the Company’s interest expense charge has limited exposure to interest rate movements. The Company is exposed to movements in interest rates affecting interest income. This exposure is primarily to US Dollar interest rates. As the Company maintains all of its investments on a short term basis for liquidity purposes this risk is not actively managed.

In the year to December 31, 2006 the average interest rate received on cash and liquid investments was approximately 4.7% per annum. The largest proportion of investments was in US Dollar money market and liquidity funds.

The acquisition of New River will change the financial profile of the Company and will increase interest rate exposure, still primarily to US Dollar interest rates. The Company’s Treasury Committee will review the impact of the change and implement an appropriate policy to manage this risk.

Foreign exchange risk

The Company is exposed to movements in foreign exchange rates against the US Dollar for trading transactions and the translation of net assets, liabilities and earnings of non-US subsidiaries. The main trading currencies of the Company are the US Dollar, the Canadian Dollar, Pounds Sterling, the Euro and Swedish Krona. The consolidated financial statements of foreign entities are translated using the accounting policies described in Note 3(a) to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The exposure to foreign exchange risk is managed and monitored by the treasury function. Exposures are generally managed through natural hedging via the currency denomination of cash balances. As at December 31, 2006 the Company had 18 outstanding forward foreign exchange contracts with a total principal amount of $98.3 million equivalent to manage the currency risk associated with certain inter-company loans. As at December 31, 2006 there were net unrealized losses of $8.1 million on these contracts.

Market risk of investments

As at December 31, 2006 the Company has $55.8 million of investments comprising equity investment funds ($24.2 million), private companies ($15.1 million) and publicly quoted equities ($16.5 million). The investment in public quoted companies and equity investment funds are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as at December 31, 2006. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level of assurance for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Changes in Internal Control Over Financial Reporting

In 2004, the Company commenced the implementation of a new integrated information system covering financial processes, production, logistics and quality management. Further implementations were made in 2005 and 2006 and more are planned for 2007. The implementations have involved changes in the Company’s information systems that included aspects of the Company’s internal control over financial reporting and therefore changes to the Company’s internal control over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as it implemented the new systems. Management believes that the controls as modified are appropriate and functioning effectively.

In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2005 contained in this report and as discussed under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, reconsidered the adequacy of its assertions concerning the effectiveness of its disclosure controls and procedures in its Annual Report on Form 10-K for the year ended December 31, 2005 and in its Quarterly Reports for the periods ended September 30, 2005 and March 31, June 30 and September 30, 2006.

The Company, and its independent registered public accounting firm Deloitte & Touche LLP, had concluded that the Company’s accounting treatment in respect of the value ascribed to IPR&D acquired as part of the TKT acquisition was in accordance with generally accepted accounting principles. However, following the identification by the Company’s staff of the omission that resulted in the 2005 restatement, the Company’s management has concluded that the Company did not identify and apply correctly generally accepted accounting principles as they related to the original accounting for IPR&D because it did not have adequate specialist internal accounting resources at the time of the original accounting for IPR&D.

Recognizing the inherent limitations of a retrospective evaluation, the Company’s management further concluded that, as a result of this resource inadequacy, a material weakness had existed in its internal control over financial reporting with respect to the identification and application of generally accepted accounting principles as they related to the accounting for IPR&D acquired in a business combination at the time of the original accounting for the IPR&D and, as a result, its disclosure controls and procedures for the identification and application of generally accepted accounting principles as they related to the accounting for IPR&D acquired in a business combination were not effective in the periods covered by, and as asserted in, its reports for the year ended December 31, 2005 and the periods ended September 30, 2005 and March 31, June 30 and September 30, 2006.

During 2006, as part of the Company’s ongoing improvement of its internal control over financial reporting, the Company recruited additional staff with appropriate expertise, whose full time responsibility was to focus on selection and application of generally accepted accounting principles and related financial reporting matters. As a result of the improved controls implemented during 2006, the omission that resulted in the 2005 restatement was identified and resolved. Therefore, as of December 31, 2006, the Company’s management determined that the inadequacy in its disclosure controls and procedures for the identification and application of generally accepted accounting principles as they related to the accounting for IPR&D acquired in a business combination had been remedied.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Dr James Cavanaugh	69	Non-executive Chairman
Matthew Emmens	55	Chief Executive Officer
Angus Russell	51	Chief Financial Officer
Dr Barry Price	63	Senior Non-executive Director
Ronald Nordmann(1)	65	Non-executive Director
The Hon. James Grant	69	Non-executive Director
Robin Buchanan	54	Non-executive Director
David Kappler	59	Non-executive Director
Patrick Langlois	61	Non-executive Director
Kate Nealon(2)	53	Non-executive Director
Dr Jeffrey Leiden(3)	51	Non-executive Director
(1)Retired from the Board December 22, 2006
(2)Appointed with effect from July 27, 2006
(3)Appointed with effect from January 1, 2007

Executive Officers of the Company

Name	Age	Position
Matthew Emmens	55	Chief Executive Officer
Angus Russell	51	Chief Financial Officer
Mike Cola	47	President Specialty Pharmaceuticals
Dr David Pendergast	58	President Shire Human Genetic Therapies
Tatjana May	41	General Counsel and Executive Vice President Global Legal Affairs
Dr Eliseo Salinas	51	Chief Scientific Officer and Executive Vice President of Global R&D
John Lee	56	Executive Vice President Global Supply Chain & Quality
Joseph Rus	61	Executive Vice Alliance Management & New Market Development
Anita Graham	35	Executive Vice President Global Human Resources
Barbara Deptula	52	Executive Vice President of Business Development
Caroline West	49	Senior Vice President, Chief Compliance and Risk Officer

For the purposes of the NASDAQ corporate governance rules, the independent directors are Dr James Cavanaugh, Dr Barry Price, the Hon. James Grant, Robin Buchanan, David Kappler, Patrick Langlois, Kate Nealon and Dr Jeffrey Leiden and Ronald Nordmann prior to his retirement in December 2006.

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

In addition to the requirements of the Articles of Association, the non-executive directors are appointed to office pursuant to individual letters of appointment for a term of two years (with the exception of Dr Barry Price who has a one year term and Ronald Nordmann who had a one-year term), subject to invitation to serve further terms at the discretion of the Board. At the expiration of the two-year term, the NEDs are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular NEDs turn to retire by rotation), but may be re-appointed by the Board. NEDs who have served on the Board for nine or more years are appointed to office for a term of one year, subject to annual re-election by shareholders, and by invitation to serve further terms at the discretion of the Board. The current terms of the NEDs are as set out below:

Name	Date of Term Expiration
Dr James Cavanaugh	March 23, 2007
Dr Barry Price	January 24, 2008
The Hon. James Grant	May 10, 2007
Robin Buchanan	July 29, 2007
David Kappler	April 4, 2008
Patrick Langlois	November 10, 2007
Kate Nealon	July 26, 2008
Dr Jeffrey Leiden	December 31, 2008

Executive officers are appointed pursuant to service agreements, which are not limited in term.

Biographical details of directors and executive officers of the Company

Dr. James Cavanaugh
Chairman

Dr. Cavanaugh has been a member of Shire’s Board since March 24, 1997 and Chairman since May 11, 1999.  He is a General Partner of HealthCare Partners, a Managing Director of HealthCare Ventures, a venture capital fund devoted to healthcare, Non-Executive Chairman of Diversa Corporation and Xanodyne Pharmaceuticals Inc. up to February 2007 after which he remained a Board member, and a Non-Executive Director of MedImmune Inc. and Advancis Pharmaceutical Corporation.  He is a former President of SmithKline & French Laboratories, SmithKline Beecham Corporation’s clinical laboratory business, and Allergan International, and served as Deputy Assistant to the US President on the White House Staff.  Dr. Cavanaugh is also Chairman of Shire’s Nomination Committee.

Matthew Emmens
Chief Executive Officer

Mr. Emmens has been Shire’s Chief Executive Officer and a member of the Board since March 12, 2003. He also serves as a non-executive director of Vertex Pharmaceuticals Inc and Incyte Corporation. He began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck, a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He was later promoted to President of Merck KGaA’s global prescription business, based in Germany. Mr. Emmens holds a degree in Business Management from Fairleigh Dickinson University. He is also Chairman of Shire’s Management and Senior Staff Committees.

Angus Russell
Chief Financial Officer and Executive Vice President of Global Finance

Mr. Russell has been Shire’s Chief Financial Officer and a member of the Board since December 13, 1999. He also serves as a Non-Executive Director of the City of London Investment Trust plc. Between 1980 and 1999, Mr. Russell held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca plc, including Vice President-Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr. Russell is a chartered accountant, having qualified with Coopers & Lybrand, and a fellow of the Association of Corporate Treasurers. He is also a member of Shire’s Management and Senior Staff Committees and is Chairman of Shire’s Corporate Responsibility Committee.

Dr. Barry Price
Non-Executive Director

Dr. Price has been a member of Shire’s Board since January 16, 1996 and is the Company’s Senior Non-Executive Director. He also serves as Chairman of Antisoma plc, Biowisdom Ltd and VASTox plc. Dr. Price worked for Glaxo for 28 years, where he held positions of increasing responsibility with the company’s research group. Dr. Price is also Chairman of Shire’s Remuneration Committee and a member of Shire’s Audit, Compliance and Risk Committee and Nomination Committee.

Ronald Nordmann
Non-Executive Director

Mr. Nordmann was a member of Shire’s Board from December 23, 1999 until his retirement from the Board and its Committees on December 22, 2006 and he previously served as a Non-Executive Director of Roberts Pharmaceutical Corporation. He is also a Director of Par Pharmaceuticals Companies Inc. Mr. Nordmann is Co-President of Global Health Associates. He has been a financial analyst in healthcare equities since 1971, holding senior positions with Deerfield Management, PaineWebber, Oppenheimer & Co., F Eberstadt & Co., and Warner-Chilcott Laboratories. He holds a bachelor’s degree from Johns Hopkins University and an MBA from Fairleigh Dickinson University. During 2006, Mr. Nordmann was a member of Shire’s Audit, Compliance and Risk, Nomination and Remuneration Committees.

The Hon. James Grant, P.C., C.M., Q.C.
Non-Executive Director

Mr. Grant has been a member of Shire’s Board since May 11, 2001 and previously served as a Director of BioChem Pharma Inc. since 1986. He also sits on the boards of two Canadian public corporations and the boards of a number of other private corporations and not-for-profit foundations and councils. He is a partner and Chair Emeritus with the law firm Stikeman Elliott in Montreal. Mr. Grant holds degrees in Arts and Law from McGill University. He is also a member of Shire’s Nomination Committee.

Robin Buchanan
Non-Executive Director

Mr. Buchanan has been a member of Shire’s Board since July 30, 2003.  He also serves as a Non-Executive Director of Liberty International plc.  Mr. Buchanan is the Senior Partner of the UK operations and Director of the global business consultancy, Bain & Company Inc.  He has also recently been appointed Dean of the London Business School and will commence his appointment no later than 1 July 2007.  He is a member of the Trilateral Commission. He previously worked for American Express International Banking Corporation in New York, McKinsey & Company, and Deloitte & Touche, where he qualified as a chartered accountant (FCA).  Mr. Buchanan holds an MBA with High Distinction (Baker Scholar) from Harvard Business School.  He is also a member of Shire’s Remuneration Committee.

David Kappler
Non-Executive Director

Mr. Kappler has been a member of Shire's Board since April 5, 2004.  He also serves as the Non-Executive Chairman of Premier Foods plc and as a Non-Executive Director of Intercontinental Hotels Group plc.  In addition, he was a Director of Camelot Group plc from 1996-2002, and of HMV Group plc from 2002-2006.  Mr. Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995.  He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of Trebor Group, where he was Financial Director.  Mr. Kappler is a fellow of the Chartered Institute of Management Accountants.  He is also Chairman of Shire's Audit, Compliance and Risk Committee and a member of the Nomination Committee.

Patrick Langlois
Non-Executive Director

Mr. Langlois has been a member of Shire’s Board since November 11, 2005. He is also a Non-Executive Director of Coley Pharmaceuticals Group, Inc. and Exonhit S.A.. Mr. Langlois previously served as Vice Chairman of the Management Board of Aventis S.A., Strasbourg, having been Group Executive Vice President and Chief Financial Officer for several years. He also spent many years in senior financial roles with the Rhone-Poulenc Group, including three years as a member of the Executive Committee and Chief Financial Officer. Mr. Langlois holds a PhD in Economics and a diploma in banking studies. He is also a member of Shire’s Audit, Compliance and Risk Committee and Remuneration Committee.

Ms Kate Nealon
Non-executive Director

Ms Nealon was appointed to Shire’s Board on July 27, 2006. She also holds Non Executive Director positions with HBOS plc and Cable & Wireless plc. She is also a Senior Associate at the Judge Business School at Cambridge University. Ms Nealon was previously Group Head of Legal & Compliance at Standard Chartered plc until 2004. She is a US qualified lawyer and spent several years in her early career practising law in New York. She is also a member of Shire’s Remuneration Committee and Audit, Compliance and Risk Committee.

Dr Jeffrey Leiden
Non-executive Director

Dr Leiden was appointed to Shire’s Board on January 1, 2007. He served as President and Chief Operating Officer, Pharmaceutical Products Group and Chief Scientific Officer at Abbott Laboratories from 2001-2006; during this time he was also a member of the Boards of Directors of Abbott and TAP Pharmaceutical Products, Inc. Prior to joining Abbott, Dr Leiden served as the Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School. Prior to that, he was the Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology at the University of Chicago. His extensive business and consulting experience includes both the pharmaceutical and medical device areas. Dr Leiden was a founder of Cardiogene, Inc., a biotechnology company specializing in cardiovascular gene therapy. Dr. Leiden earned a bachelor's degree in biological sciences, a doctorate in virology and a medical degree, all from the University of Chicago.  He is a fellow of the American Academy of Arts and Sciences and an elected member of the Institute of Medicine of the National Academy of Sciences. Dr Leiden is currently a Partner at Clarus Ventures LLC.

Mike Cola has been with Shire since July 2005. He was previously President of the life sciences division of Safeguard Scientifics, Inc. Mr. Cola also worked for AstraMerck/AstraZeneca and was responsible for developing AstraMerck’s product development, medical affairs, business research, licensing and pharmaceutical business units. He is also a member of Shire’s Management and Senior Staff Committees.

Dr David D Pendergast has been with Shire since July 2005 and was previously Chief Executive Officer of TKT until its acquisition by Shire. He also worked as Vice President of Product Development and Quality at Biogen, Inc., and held senior positions at Fisons Ltd.’s Pharmaceutical Division and The Upjohn Company. He has over 30 years of pharmaceutical and biotechnology experience. He is also a member of Shire’s Management and Senior Staff Committees.

Tatjana May has been with Shire since May 2001. She was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc and prior to that she worked at the law firm Slaughter and May.

Dr Eliseo Salinas has been with Shire since June 2004. Dr. Salinas joined from Wyeth Research where he spent 11 years, most recently as Head of Global Central Nervous Systems (CNS) and Vice President for Regional Clinical Research & Development. Prior to that, he was International Project Leader (CNS) with Synthélabo Recherche. He obtained his Medical Degree from the University of Buenos Aires and performed his Residency in Psychiatry and gained a Masters in Pharmacology in Paris.

John Lee has been with Shire since April 2000. He was previously Vice President, Operations at Schwarz Pharma, and also worked at Central Pharmaceuticals, The Vitarine Company (now Eon), and Glenwood Laboratories. He has over 34 years of experience in the pharmaceutical industry.

Joseph Rus has been with Shire since 1999. Following the merger of Shire Pharmaceuticals and BioChem Pharma in May 2001, he was appointed President and CEO of Shire BioChem Inc. He has more than 25 years of experience in the international pharmaceutical industry including European country management with both Warner Lambert and Hoffmann La Roche.

Anita Graham has been with Shire since January 2004. She was previously Vice President of Human Resources at Cytyc Corporation. She also held senior HR positions at Serono, Inc. and Scudder Kemper Investments, Inc. (now part of Deutsche Bank) and has extensive experience in all aspects of HR, both in Europe and the US.

Barbara Deptula has been with Shire since September 2004. She was previously President of the biotechnology division of Sicor Inc. and Senior Vice President for commercial and product development at Coley Pharmaceutical Group.  She also held senior management positions focused on licensing and business development at US Bioscience, Schering-Plough, American Cyanamid, and Genetics Institute.

Caroline H. West has been with Shire since May of 2005. She was previously Vice President, Global Legal Compliance at Aventis. She also worked at Rhone-Poulenc Rorer in compliance, commercial law and litigation capacities and prior to joining the pharmaceutical industry practised law at Pepper Hamilton LLP.

Audit, Compliance and Risk Committee Financial Expert

The members of the Audit, Compliance and Risk Committee as at December 31, 2006 were Mr David Kappler, Dr. Barry Price and Mr Patrick Langlois. Mr Nordman was a member of the Committee during 2006, until his retirement from the Board on December 22, 2006. Ms Nealon was elected to the committee on February 22, 2007.

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

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2006, the total compensation paid to the Company’s directors and executive officers as a group for the periods during which they served in any capacity was $14.9 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.3 million. During 2006, members of the group were granted options over ordinary shares of the Company. All such holdings were issued pursuant to the various executive share option plans described in note 31 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The Company provides information on the individual compensation of its directors in the Directors Remuneration Report included within its financial statements filed in the UK in accordance with the requirements of the UK Companies Act 1985. As the remuneration report is made publicly available, it is reproduced in full below. As at the time of filing this Form 10-K, the Directors Remuneration Report is subject to the conclusion of certain audit procedures in relation to the audit of the Company’s statutory financial statements to be filed in the UK and to approval of Shire plc’s shareholders at the Annual General Meeting.

Directors’ Remuneration Report

Introduction

This report has been prepared in accordance with Schedule 7A to the Companies Act 1985 (‘the Act’) and complies with the Combined Code on Corporate Governance. The report also meets the relevant requirements of the Listing Rules of the Financial Services Authority and describes how the Board has applied the principles relating to Directors’ remuneration under the Directors’ Remuneration Report Regulations 2002. As required by the Act, a resolution to approve the report will be proposed at the Annual General Meeting of Shire plc at which the financial statements will be approved. The Act requires the auditors to report to Shire plc’s members on certain parts of the Director’s Remuneration Report and to state whether in their opinion these parts of the report have been properly prepared in accordance with the Companies Act 1985.

Dear Shareholder,

Directors’ remuneration

During the year ended December 31, 2006 the Remuneration Committee continued its work, on behalf of the Board, on Directors’ remuneration.

In 2006, the Company continued to implement a focused business strategy for identifying, developing and marketing pharmaceuticals in targeted therapeutic areas for diseases treated by specialist physicians. The Company focused its business on ADHD, HGT, GI and renal diseases. Each of these businesses achieved significant successes in the development, approval and promotion of new and existing products in 2006.

The Company operates in a competitive multi-national environment. In 2006, approximately 90% of the Company’s revenues were generated, and 85% of its employees were based, outside the UK. Indeed most of the Company’s revenues are generated in the US and the majority of its employees and most of its senior executives are based in the US. Over the past two years, the Committee has been in dialogue and consultation with shareholders regarding the challenges it faces with key elements of the remuneration package. In the fall of 2005, Shire plc replaced older equity schemes with a new share plan and made amendments to the annual incentive plan.

During 2006 the Remuneration Committee conducted a regular review of executive remuneration levels relative to competitive data and is satisfied that the elements of the remuneration package as well as remuneration values are well positioned relative to the competitive market and that awards are commensurate with corporate performance.

The Remuneration Committee is committed to a continuing dialogue with shareholders and we take account of your views. We hope that this report provides helpful context and explanation about the policies and practical considerations that influence our decisions.

Dr. Barry Price
Chairman of the Remuneration Committee

The Remuneration Committee

The Remuneration Committee is responsible for all elements of the Executive Directors’ remuneration, as well as the management of their performance.

The constitution of the Committee was reviewed in 2004 and changes were made to ensure compliance with the Combined Code. The Company considers all members of the Remuneration Committee to be independent. During 2006 the Committee also reviewed and updated its charter to effectively reflect its responsibilities.

The Chief Executive Officer and the Chief Financial Officer attend meetings of the Remuneration Committee at its invitation, but neither is involved in any decisions relating to their own remuneration.

The members of the Remuneration Committee during 2006 were:

•	Dr. Barry Price, the Senior Independent Director of the Company and Chairman of the Committee;

•	Mr Robin Buchanan, an Independent Non-Executive Director;

•	Mr Ronald Nordmann, an Independent Non-Executive Director; and

•	Ms Kate Nealon, an Independent Non-Executive Director.

Mr Nordmann retired as a Non-Executive Director of the Company effective December 22, 2006 and stepped down as a member of the Remuneration Committee as of the same date. In addition, Mr Patrick Langlois was appointed to the Remuneration Committee effective December 12, 2006.

The Remuneration Committee was materially assisted in 2006 by Mrs Anita Graham, EVP Global Human Resources. The following external advisers were appointed by and materially assisted the Remuneration Committee:

•	Towers Perrin, who provided data in relation to Executive Directors’ remuneration;

•	Deloitte & Touche LLP (who also provided audit and tax services to the Company), who provided data and advice on general issues around the design and operation of the Company’s incentive schemes; and

•	Slaughter and May, who provided general legal advice to the Company.

Executive remuneration policy

The Remuneration Committee considers that an effective remuneration policy, aligned to the Company’s business needs, is important to the Company’s success. It directly impacts the Company’s ability to recruit, retain and motivate high calibre executives who deliver sustained value to shareholders and build the Company for long-term success.

The Remuneration Committee is responsible for developing, reviewing and overseeing the implementation of the Company’s compensation and benefits policy. The Remuneration Committee regularly monitors the effectiveness of the policy and reviews this policy based on independent analysis and advice, an understanding of the business drivers and competitive environment in which the Company operates and on-going dialogue with shareholders.

The Company’s executive compensation and benefits policy is based on the following principles:

•	Base pay is market and performance driven, with reference to a blended US/UK market comparison. It is targeted at or around the median relative to the comparison, based on individual performance.

•	The Annual Incentive Plan is performance-based and is linked to the achievement of an appropriate mix of corporate and individual performance targets. The Annual Incentive Plan allows the Company to measure and reward progress against its strategic goals and is closely tied to delivery of sustained shareholder value.

•	Share-based compensation is a key element of the Company’s remuneration policy as it aligns the interests of the Company’s executives with the interests of its shareholders. This element of compensation also utilises a blended US/UK market comparison to determine the face value of awards to Executive Directors.

•	Benefits programs are locally competitive and provide for the welfare and well-being of the Company's employees and their families.

•	The Remuneration Committee currently aims for variable compensation to represent over 2/3rds of total remuneration.

•	The Remuneration Committee believes that Executive Directors should be encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders. Share ownership guidelines became effective in 2006.

The remuneration package

The main elements of the remuneration package for Executive Directors and senior management are:

•	Salary
•	Annual Incentive Plan
(a) Cash Component
(b) Share Component
•	Long Term Incentives
(a)	Portfolio Share Plan
(b)	Share Options
(c)	Long Term Incentive Plan
•	Pension and other benefits

1)	Salary

The Remuneration Committee reviews salaries annually. In late 2004 and early 2005 the Remuneration Committee undertook a competitive review of the Company’s executive remuneration programs and practices, including base salary benchmarks and levels. Based on the competitive analysis the Remuneration Committee determined that the correct comparator group is a blend of US and UK companies with sector, size, complexity and international characteristics similar to those of the Company. Where appropriate, the competitive review included a detailed analysis to align these characteristics to best represent the Company’s operating position.

As part of its normal annual salary review process, the Remuneration Committee conducts a review of a range of factors such as competitive market data provided by independent external consultants, US and UK market conditions, performance-related pay increases across the Company and individual skills, performance and results achieved. The Remuneration Committee’s policy is for salary to be targeted at or around the median of the blend of US/UK comparators, with appropriate differentiation based upon skills and experience as well as individual performance. Based on this review, and on corporate and individual performance results, salaries for the CEO and CFO were increased 5% each effective January 1, 2007, respectively, to $1,158,167 (denominated in $) and £390,726 ($722,843 equivalent based on the average exchange rates prevailing in 2006). These increases are in line with increases provided to the Company’s employees.

2)	Annual Incentive Plan

Shire operates an Annual Incentive Plan which rewards Executive Director performance based on achievement of pre-defined, Board-approved corporate objectives and Committee-approved individual objectives. The Company implemented the Balanced Scorecard in 2005 and utilized it to set corporate objectives in 2006. The Scorecard organises corporate objectives into all areas that drive the success of the business: financial, products and markets, people and capabilities, and operational effectiveness.

At the start of the year corporate objectives are set by the Board for each area of the Scorecard. These objectives apply to all employees participating in the Company’s Annual Incentive Plan and include a description of the objective and key performance indicators (KPI), including targets and deadlines. Awards under the Plan are made only when exacting levels of performance specified by the KPI have been achieved. Objectives measured by the Company’s financial performance are assessed on the Company’s results, as reported in the Company’s Form 10-K under US GAAP.

The detailed objectives and performance standards contain commercially sensitive information and therefore are not detailed here. However, some of the objectives are summarised below according to the four Scorecard areas for 2006:

• Financial

o	Growth in revenue;

o	Revenue growth tied to key products, including Adderall XR;

o	Revenue generation related to new product launches; and

o	Business Development targets.

• Products/Markets

o	Successful product launches;

o	Key R&D milestones such as submissions and approvals; and

o	Product pipeline growth - progression and in-licensing/acquisition.

               • People and Capabilities

o	Development of capabilities to support the operating model and the businesses; and

o	Talent acquisition and leadership development of Shire's people.

• Operational Effectiveness

o	Systems implementation;

o	Supply chain integrity; and

o	Risk management, compliance initiatives and operational excellence targets.

Personal objectives are also set at the beginning of the year and are aligned with individual accountabilities for the development and execution of plans to achieve corporate objectives in the current year and build for the future success of the Company.

The Remuneration Committee assesses performance against objectives in the first quarter of the following year. The target incentive is paid where Executive Directors have fully achieved their individual objectives and the corporate objectives have been met in full. The maximum incentive is paid when the Remuneration Committee determines that individual and/or corporate performance has been exceptional. Maximum incentive payments for 2006 were capped at 115% of salary in cash and 65% of salary in deferred shares for the Chief Executive Officer and 100% of salary in cash and 55% of salary in deferred shares for the Chief Financial Officer.

	Target incentive	Maximum incentive	Weighting of target incentive objectives
	(as a % of salary)	(as a % of salary)	Corporate	Individual
Mr Matthew Emmens Chief Executive Officer	65% cash / 20% shares	115% cash / 65% shares	80%	20%
Mr Angus Russell Chief Financial Officer	55% cash / 15% shares	100% cash / 55% shares	70%	30%

The incentive payments awarded to each Executive Director for 2006 reflect the corporate and individual achievements and amounted to 115% of salary in cash and 65% in deferred shares for Mr Emmens and 76% of salary in cash and 51% in deferred shares for Mr Russell.

These incentive awards are consistent with the overall performance of the Company in 2006, which included:

•	Total revenue growth of 12%;

•	Product sales up 16%;

•	Settlements with Impax and Barr regarding ADDERALL XR.;

•	The in-licensing/acquisition of four new products (SEASONIQUE, Transvaginal Ring technology, Valrocemide, Tissue Protective Cytokine technology);

•	The successful launch of three new products (ELAPRASE, FOSRENOL in the EU, DAYTRANA);

•	Highly successful achievement of R&D milestones including the filing and approvable status for LIALDA and the subsequent US approval in January 2007; the approvable status of VYVANSE, the submissions of SPD465 and SPD503, both for treatment for ADHD, and advancement of the HGT pipeline with GA-GCB and three pre-clinical candidates, Hunter Syndrome CNS, Sanfilippo Syndrome and Metachromatic Leukodystrophy; and

•	The highly successful implementation of other Scorecard objectives focused on the continuing growth of the Company.

3)	Long term incentives

(a) The Portfolio Share Plan

The Portfolio Share Plan (the Plan), was adopted by Shire plc’s shareholders on October 28, 2005. This plan replaced the 2000 Executive Share Option Scheme and the Long Term Incentive Plan. Shire plc has made no awards in 2006 and will make no further awards to Executive Directors or any other employee under the previous plans.

The purpose of the Plan is to enable the Company to motivate and reward its workforce by reference to share price performance, and to link the interests of participants with those of the Company's shareholders. The Plan is designed to align the interests of selected employees of the Company with long-term value creation for shareholders. Participation in the Plan is discretionary. Under the Plan, awards granted to Executive Directors will be subject to a performance target, which must, in normal circumstances, be met before the award vests. Performance targets will normally be measured over a period of not less than three years. Special rules apply in the event of the participant’s employment terminating early or on a change of control of the Company.

The Plan is split into two parts, which can be operated separately.

Under Part A of the Plan, Stock Appreciation Right (SAR) Awards can be granted. A SAR Award is the right to receive shares (or ADSs) in Shire plc linked to the increase in value of a specified number of shares over a period between three and five years from the date of grant and, in the case of Executive Directors, subject to the satisfaction of performance targets. SAR Awards will normally vest three years after the date of grant, subject to the satisfaction of performance targets in the case of Executive Directors, and can be exercised up until the fifth anniversary of the date of grant.

Under Part B of the Plan, Performance Share (PSP) Awards can be granted. A PSP Award is the right to receive a specified number of shares (or ADSs) three years from the date of grant. In the case of Executive Directors, performance targets must be satisfied before a PSP Award vests. Upon vesting of the PSP Award, shares will be released to the participant automatically without any action on the part of the participant.

The Plan contains individual grant limits set at six times base salary for SAR awards in any one year and four times base salary for PSP awards in any one year. It is the Company’s intention for awards granted under the Plan to Executive Directors to be comprised of either or both a SAR Award and a PSP Award. Ordinarily, it is the Company’s intention to provide annual grants to the CEO and CFO with face values (calculated by reference to the average share price over the prior twelve month calendar period) as follows:

•	For the CEO, equivalent to approximately 4 times base salary in SARs and 3 times base salary in PSPs; and
•	For the CFO, equivalent to approximately 2.2 times base salary in SARs and 1.6 times base salary in PSPs.

Performance criteria

Awards under the Plan normally vest on the third anniversary of the date of grant. In the case of Executive Directors, awards will only vest if the Remuneration Committee determines that the performance conditions have been satisfied and that, in the opinion of the Remuneration Committee, the underlying performance of the Company is sufficient to justify the vesting of the award.

Performance criteria are based on relative Total Shareholder Return (TSR) measured against two comparator groups. Vesting of one-third of an Award will depend upon the Company’s performance relative to the TSR performance of FTSE 100 constituents, excluding financial institutions. The vesting of the remaining two-thirds of an Award will depend upon the Company’s performance relative to the TSR performance of a group of international companies from the pharmaceutical sector (see below). Vesting will be as follows:

•	Performance below the median versus the comparator companies and the FTSE 100 - 0% vesting;
•	Performance at median versus the comparator companies and the FTSE 100 - 33 and 1/3% vesting; and
•	Performance between median and upper quartile versus the comparator companies and the FTSE 100 - straight-line vesting from 33 and 1/3% to 100% for at or above upper quartile performance.

The comparator group of international companies from the pharmaceutical sector currently includes the following companies:
Novo Nordisk, Schering AG, Serono, Altana, UCB, Lundbeck, Forest Labs, Allergan, Sepracor, Cephalon, Watson, Biovail, King, Valeant, Medicis, Kos.

The Remuneration Committee has the discretion to amend this group of companies to ensure that the group stays both relevant and representative; however, the change must not have the effect of making the performance criteria either materially easier or materially more difficult to achieve, in the opinion of the Remuneration Committee, than it was or they were immediately before the circumstance in question.

TSR performance will be measured using an averaging period of three months. In addition, the Remuneration Committee will have regard to the same calculation using an averaging period of six months as part of a fairness review to ensure that vesting properly reflects underlying performance.

If the performance conditions are not met, awards will lapse.

Awards made under the Plan in 2006 are set out below.

(b)	Share options

No awards were made under the Company’s 2000 Executive Share Option Scheme in 2006.

In 2005, discretionary grants of share options under this scheme were made to Executive Directors to align their interests with those of shareholders and to promote sustained long-term Company performance. The face value of annual option grants under the Scheme was capped at three times salary. In order for options to vest, stretching performance targets must be met. For 2005 grants, the performance target is based on real growth in diluted earnings per share (EPS) as reported under US GAAP adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items.

The minimum performance required in order for Executive Directors’ options to vest is that Shire’s EPS grows by 22.9% in the three years following the date of grant. In the case of an annual grant of options worth three times salary, Shire’s EPS must grow by 28.4% in the three years following the date of grant for all the options to vest.

Options with a value on grant as a % of salary	Three-year EPS growth
Up to 100% 101% to 200% 201% to 300% Over 301% of salary	22.9% (for Executive Directors) (16.9% for all other employees) 22.9% 28.4% 34.9%

The 2000 Executive Share Option Scheme, which was approved by shareholders in 2000, contained an unlimited retesting feature from the date of grant. The Remuneration Committee decided, after consultation with some of Shire plc’s major institutional shareholders in 2003, that for options granted under the scheme from 2004 onwards, the performance condition should be retested once only, five years after the grant and then only where Shire’s EPS growth has not met the minimum level of performance over the first three years. The level of EPS growth over the five-year period needs to be commensurately higher to meet the retest.

The new Portfolio Share Plan, which has replaced the 2000 Executive Share Option Scheme, does not allow re-testing.

Details of the Company’s share option schemes are set out in Note 31 to the Company's consolidated financial statements contained in Part IV of this Annual Report.

(c) Long Term Incentive Plan

No awards were made under Shire plc’s Long Term Incentive Plan (LTIP) in 2006.

The LTIP was adopted at Shire plc’s 1998 Annual General Meeting and amended in 2000. Under the LTIP, the Remuneration Committee has discretion to make awards of shares subject to a maximum of 100% of salary a year.

The performance condition attached to the vesting of awards under the LTIP is Shire’s TSR relative to the FTSE 100 Index over a three-year period. The Remuneration Committee considers that this measure is a reliable and appropriate measure of the Company’s performance and that the FTSE 100 is an appropriate benchmark given that Shire plc is a member of the Index.

Under the LTIP:

•	all shares vest if Shire’s TSR is in the top 10% of the FTSE 100;

•	20% of the shares vest if Shire’s TSR is at the median of the FTSE 100, with vesting between these points on a linear basis; and

•	no shares vest if Shire’s TSR is below the median of the FTSE 100.

The Remuneration Committee determines whether and to what extent the performance condition has been met on the basis of data provided by an independent third party. To date, all awards made under the LTIP have been made as a “conditional allocation”, thereby allowing, at the Remuneration Committee’s discretion, for a cash equivalent to be paid on maturity of the award. Whilst the performance period is measured over three years, an award is normally transferred after the fourth anniversary of grant, to the extent the performance condition has been met.

4)	The implementation of share ownership guidelines

The Remuneration Committee believes that Executive Directors and certain other members of senior management should be encouraged to own shares in Shire plc in order to ensure the alignment of their interests with those of the Shire plc’s shareholders. The Remuneration Committee discussed this matter with shareholders during its consultation process in 2005, and has developed share ownership guidelines which came into effect in 2006.

The Executive Share Ownership Guidelines are administered by the Remuneration Committee and are based on the following principles:

•	The Remuneration Committee believes that share ownership is an important element of an executive’s role in running the Company and represents both a commitment by the executive as well as an alignment of the executive’s interests with those of shareholders.

•	The Remuneration Committee believes that share ownership by executives should be strongly encouraged, but not mandated.

•	The Remuneration Committee understands that, depending on personal and other circumstances, an executive may not be able to achieve the desired level of share ownership.

•	The Remuneration Committee believes that executives should understand the importance of share ownership in the stewardship of the Company, and both appropriate time and latitude will be provided to executives to achieve desired share ownership levels, where possible.

•	Share ownership levels will be reviewed annually for each executive.

Executives are encouraged, within a five-year period following the later of either the initiation of these guidelines, or their appointment or election, to attain and hold an investment position no less than the multiples of base salary set forth below.

The following are the guideline share ownership levels for the Executive Directors:

•	Chief Executive Officer: 2 x Base Salary

•	Chief Financial Officer: 1.5 x Base Salary

All shares beneficially owned by an executive (excluding unexercised vested Stock Options or SARs) count towards achieving these guidelines.

The Remuneration Committee will review share ownership levels for each executive on an annual basis. The Committee will discuss with each Executive Director their plans for share ownership on a regular basis; the CEO will discuss with each of the remaining executives their plans for share ownership on a regular basis.

5)	Pension and other benefits

The Company’s policy is to ensure that pension benefits are competitive in the markets in which Shire operates. Shire contributes 30% of the CEO’s annual salary to a Supplemental Employee Retirement Plan (SERP) and 401(k) Plan in the US. The SERP is an unfunded defined benefit scheme; the benefits are payable to certain senior US employees as lump sums on leaving the Group’s employment or earlier due to death, disability or termination. The amount of benefit is based on the value of notional contributions adjusted for “earned” investment returns as if they were invested in investments of the employees’ choice.

In the UK, Shire operates a defined contribution scheme. The Company contributes 25% of salary towards pension benefits for the CFO. In addition to salary, the Executive Directors receive certain benefits in kind, principally a car or car allowance, life insurance, private medical insurance and dental cover. These benefits are not pensionable.

Service contracts

The Remuneration Committee continues to believe that Executive Directors’ service contracts should be for a rolling term and, for UK contracts, incorporate notice periods of twelve months. The Remuneration Committee also believes that the Company should retain the right to make a payment in lieu of notice to a Director. The contracts contain obligations on the Executive Directors in respect of intellectual property, together with post-termination restrictions. The Remuneration Committee’s view is that, in the event of early termination, Executive Directors should be treated fairly but paid no more than is necessary. Moreover, there should be no element of reward for failure.

The Executive Directors’ contracts of employment, which were revised following consultation with some of the Company’s major shareholders in 2003, are dated March 10, 2004 in the case of Mr Russell and March 12, 2004 in the case of Mr Emmens. Both agreements were revised on November 21, 2005 to provide for Shire plc being established as the new holding company for the Shire group. Mr Russell’s contract requires him to give the

Company twelve months’ notice and expires on him reaching 65. Mr Emmens’ contract requires him to give the Company, in certain circumstances, six months’ notice and no age is specified for retirement. The Company is required to give Mr Russell twelve months’ notice of termination, other than if termination is for cause, whereas it is not obliged to give Mr Emmens any notice. If Mr Emmens’ contract is terminated without cause the Company is required to pay him one year’s salary and the cash equivalent of one year’s pension, car and other contractual benefits.

In the event of termination of employment within twelve months of a change of control, the amount payable in respect of each of Mr Emmens and Mr Russell is one year’s salary and the cash equivalent of one year’s pension, car and other contractual benefits. Any incentive payable is at the discretion of the Remuneration Committee and is capped at the contractual maximum incentive.

The amount of incentive payable upon termination of employment in any other circumstances, other than for cause, is at the discretion of the Remuneration Committee and is capped at the contractual target incentive.

Non-Executive Directors and the Chairman

Each Non-Executive Director is paid a fee for serving as a Director and additional fees are paid for membership or chairmanship of the Audit, Remuneration and Nomination Committees. The Chairman of the Company receives an inclusive fee. Fees are determined by the Board, with the exception of the Chairman’s fee which is determined by the Remuneration Committee and confirmed by the Board. Fees are benchmarked against Non-Executive Director fees of comparable companies. The fees paid to Non-Executive Directors are not performance-related. Details of fees paid to the Chairman and Non-Executive Directors in 2006 are set out in the table below.

The Non-Executive Directors are not eligible to join the Company’s pension scheme.

Non-Executive Directors do not participate in any of the Company share schemes or other employee benefit schemes and no options have been granted to Non-Executive Directors in their capacity as Non-Executive Directors of Shire plc. On the merger of the Company with BioChem Pharma Inc in 2001, options were granted to The Hon James Grant in replacement for Mr Grant’s BioChem Pharma options. The grant of these replacement options and the original BioChem Pharma option grant were made on the same terms as applied to other employees at the time, including that these options are not subject to any performance conditions.

Non-Executive Directors are appointed ordinarily for a term of two years, subject to shareholder approval. Non-Executive Directors who have served on the Board for nine years or more are appointed for one year terms and, in accordance with the Combined Code on Corporate Governance, are subject to annual re-election by shareholders. Re-appointment of Non-Executive Directors following the expiry of their term of appointment is subject to Board approval. Non-Executive Directors are not entitled to compensation for loss of office.

Details of the unexpired terms of the letters of appointment and notice periods are as follows:

Director	Date of appointment	Date of term expiry	Notice period
Dr. James Cavanaugh	March 24, 2005	March 23, 2007	3 months
Dr. Barry Price	January 25, 2007	January 24, 2008	3 months
The Hon. James Grant	May 11, 2005	May 10, 2007	3 months
Mr Robin Buchanan	July 30, 2005	July 29, 2007	3 months
Mr David Kappler	April 5, 2006	April 4, 2008	3 months
Mr Patrick Langlois	November 11, 2005	November 10, 2007	3 months
Ms Kate Nealon	July 27, 2006	July 26, 2008	3 months
Dr Jeff Leiden	January 1, 2007	December 31, 2008	3 months

The fee policy structure for Non-Executive Directors, effective January 1, 2007, is presented in the table below.

2007 Board membership annual basic fees (1)
Chairman of the Board (inclusive of all committees)	$488,051
Senior Non-Executive Director (inclusive of NED fee)	$96,689
Non-Executive Director	$86,560
Committee Membership Fees
Audit, Compliance and Risk Committee Chair	$36,834
Remuneration Committee Chair	$23,021
Nomination Committee Chair	$23,021
Audit, Compliance and Risk Committee member	$18,417
Remuneration Committee member	$13,813
Nomination Committee member	$9,209

            (1) Denominated in £ sterling and translated into $ at the average exchange rate prevailing in 2006.

Related party transactions

Details of transactions relating to Dr. James Cavanaugh, The Hon. James Grant, who is a partner of a Canadian law firm with which the Company incurred professional fees during the year and with Dr. Francesco Bellini, a former Non-Executive Director, are given in Item 13: Certain relationships and related transactions.

Performance graph

The graphs below set out the TSR for the three and five years ending December 31, 2006. The graphs compare the performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 index (excluding financial institutions) and with a holding in a group comprised of the following pharma companies: Novo Nordisk, Schering AG, Serono, Altana, UCB, Lundbeck, Forest Labs, Allergan, Sepracor, Cephalon, Watson, Biovail, King, Valeant, Medicis and Kos. This comparator group is a blend of US and UK companies with sector, size, complexity and international characteristics similar to those of the Company. The Company is a member of the FTSE 100 Index and consequently, for the purpose of the graphs which are set out below, we have selected the FTSE 100 Index (excluding financial institutions) as the appropriate index.These comparisons will also be used to determine achievement of performance conditions relating to the Annual Incentive Plan and the Portfolio Share Plan.

The three year graph has been included as it tracks the TSR performance since the Company started to implement its new strategic plan under new management.

Five Year Historical TSR Performance: Change in Value of a Hypothetical £100 Holding Over Five Years

140
120
100
80
60
40
20
0
Dec 01
Dec 02
Dec 03
Dec 04
Dec 05
Dec 06
Shire TSR
Ex-Financials FTSE 100 TSR
Comparator Group TSR

Other remuneration

The Company believes there are benefits to Executive Directors’ participation at the Board level at other companies, including cross-industry and cross-company exposure and the added perspective of outside views. It is therefore the Company’s policy to allow Executive Directors to take up Non-Executive positions at other companies and retain associated earnings as long as such appointments are expressly permitted by the Board of Directors.

Mr Emmens was appointed as a Non-Executive Director of Vertex Pharmaceuticals Inc during 2004 and was appointed a Director of Incyte Corporation in 2006. In this capacity he was paid $42,000 and $16,107 respectively in 2006, which he will retain.

Mr Russell is a Non-Executive Director of The City of London Investment Trust plc (and its associated companies, The City of London European Trust Limited, The City of London Investments Limited and The City of London Finance Company Limited). In this capacity, he was paid £17,500 ($32,230 equivalent) in 2006, which he will retain.

Aggregate Directors’ remuneration

The total amounts for Directors’ remuneration were as follows:

	2006 $’000	2005 $’000
Emoluments	5,969	4,289
Money purchase pension contributions	532	488
Gains on exercise of share options	390	194
	6,891	4,971

Directors’ emoluments

	Salary $'000	Incentive $'000	Fees $'000	Cash benefits in kind $'000	Non-cash benefits in kind $'000	Total 2006 $'000	Total 2005 $'000
Executive
Mr Matthew Emmens(vi)	1,105	1,985		87	-	3,177	2,286
Mr Angus Russell(vii)	701	971		20	12	1,704	1,103
Total Executive	1,806	2,956		107	12	4,881	3,389

Non-executive
Dr. James Cavanaugh (i)	-	-	423	-	-	423	364
Dr. Barry Price (iii)	-	-	134	-	-	134	132
The Hon. James Grant (i)	-	-	85	-	-	85	82
Mr Ronald Nordmann (i)	-	-	118	-	-	118	114
Mr Robin Buchanan (iii)	-	-	87	-	-	87	87
Mr David Kappler (iii)	-	-	111	-	-	111	109
Mr Patrick Langlois (iv)	-	-	94	-	-	94	12
Ms Kate Nealon (iii) (v)	-	-	36	-	-	36	-
Total Non-Executive	-	-	1,088	-	-	1,088	900
Total	1,806	2,956	1,088	107	12	5,969	4,289

Notes
(i)	Paid in US$.

(ii)
Salary and benefits in kind paid in £ Sterling and translated into $ at the average exchange rates for the year. Incentive payable in £ Sterling and translated at the exchange rate at the end of February 2007.

(iii)	Fees paid in £ Sterling and translated into $ at the average exchange rates for the year.

(iv)	Paid in Euros and translated into $ at the average exchange rate for the service period.

(v)	Ms Nealon was appointed a Non-Executive Director on July 27, 2006.

(vi)	Mr Emmen’s incentive was split 64% receivable in cash, 36% receivable in deferred shares.

(vii)	Mr Russell’s incentive was split 61% receivable in cash, 39% receivable in deferred shares.

Cash benefits in kind represent expense allowances (including dental costs). Non-cash benefits in kind consist of private medical insurance, life insurance and fuel allowance.

Details of the exercise of share options are disclosed below. Non-Executive Director remuneration is to/from the date of resignation/appointment.

Directors’ pension entitlements
The following Directors are members of money purchase schemes. Contributions made by the Company (not included in emoluments above) in respect of 2006 were as follows:

Name of Director	2006 $’000	2005 $’000
Mr Matthew Emmens	361	323
Mr Angus Russell (i)	171	165
	532	488
(i)	At Mr Russell’s request the Company deferred pension contributions of $59,000 earned in 2005, which were paid in 2006.

Directors’ shareholdings
Directors who held office at the end of the year had interests in the share capital of the Company as follows (all interests are beneficial):

Name of Director	2006: number of ordinary shares	2005: number of ordinary shares
Dr. James Cavanaugh	412,849	412,849
Mr Matthew Emmens	18,938	18,938
Mr Angus Russell	1,882	1,882
Dr. Barry Price	31,350	31,350
The Hon. James Grant	100,128	68,269
Mr Robin Buchanan	7,500	7,500
Mr David Kappler	10,000	5,000
Mr Patrick Langlois	Nil	Nil
Ms Kate Nealon	2,251	Nil

Directors’ share options
Aggregate emoluments disclosed above do not include any amounts for the value of options to acquire ordinary shares in the Company granted to or held by the Directors.

Directors and employees have been granted options over ordinary shares under the Shire Pharmaceuticals Group plc 2000 Executive Share Option Scheme (Parts A and B) (2000 Executive Scheme), the Shire Holdings Limited Share Option Scheme (SHL Scheme), the Pharmavene 1991 Stock Option Plan (SLI Plan), the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) (Executive Scheme), the Shire plc Sharesave Scheme (Sharesave Scheme), the Shire Pharmaceuticals Group plc Employee Stock Purchase Plan (Stock Purchase Plan), the Roberts Stock Option Plan (Roberts Plan) and the BioChem Stock Option Plan (BioChem Plan).

Details of options exercised during the year are as follows:

Director	Scheme	Number of options	Exercise price £	Market price at exercise date £	Gains on exercise 2006 $'000
The Hon. James Grant	BioChem Plan	31,859	6.26	7.85	94
Mr Angus Russell	Executive Scheme B	45,819	7.175	10.56	296
Details of the options of Directors who served during the year are as follows:

		Number of ordinary shares						Exercise dates
Director	Scheme	At 1 January 2006	Granted	Exercised	Lapsed	At 31 December 2006	Exercise price £	Earliest	Latest

Mr Matthew Emmens
2000 Executive Scheme B(iii)		945,010	-	-	-	945,010	3.68	18.03.06	17.03.13
		315,777	-	-	-	315,777	5.26	25.03.07	24.03.14
		295,000	-	-	-	295,000	5.59	11.05.08	10.05.15
Stock Purchase Plan(v)		-	713	-	-	713	7.48	21.11.08	21.11.08
		1,555,787	713	-	-	1,556,500

Mr Angus Russell
Executive Scheme A(i)		4,181	-	-	-	4,181	7.175	13.12.02	12.12.09
Executive Scheme B (i)		45,819	-	45,819	-	-	7.175	13.12.02	12.12.06
		6,422	-	-	-	6,422	10.275	01.03.03	28.02.07
2000 Executive Scheme B(iii)		69,213	-	-	-	69,213	12.57	05.06.04	04.06.11
		114,474	-	-	-	114,474	5.065	04.03.05	03.03.12
		284,024	-	-	-	284,024	3.38	04.03.06	03.03.13
		195,285	-	-	-	195,285	5.26	25.03.07	24.03.14
		195,000	-	-	-	195,000	5.585	11.05.08	10.05.15
Sharesave(ii)		-	2,342	-	-	2,342	6.99	01.12.11	31.05.12
		914,418	2,342	45,819	-	870,941

The Hon James Grant
BioChem(iv)		31,859	-	31,859	-	-	6.26	14.05.01	04.06.06
		2,275	-	-	-	2,275	6.20	14.05.01	05.05.07
		2,275	-	-	-	2,275	6.94	14.05.01	20.04.08
		7,964	-	-	-	7,964	5.70	14.05.01	10.06.09
		13,653	-	-	-	13,653	6.58	14.05.01	23.05.10

		58,026	-	31,859	-	26,167

For those options which remain unexercised during the year, no payment was made by any Director in consideration of the grant award.

Details of the SARs of Directors who served during the year are as follows:

		Number of SARs - ADSs*
		At 1 January 2006				At 31 December 2006*	Market Price at the date of the award
								Exercise dates
Director	Scheme		Granted	Exercised	Lapsed			Earliest	Latest

Mr Matthew Emmens
PSP part A(vi)		-	126,831	-	-	126,831	$49.36	17.08.09	17.08.11
PSP part B (vi)		-	92,671	-	-	92,671	$49.36	17.08.09	17.08.09
		-	219,502	-	-	219,502

		Number of SARs - Ordinary shares
Mr Angus Russell
PSP part A(vi)		-	128,542	-	-	128,542	£8.65	17.08.09	17.08.11
PSP part B (vi)		-	96,406	-	-	96,406	£8.65	17.08.09	17.08.09
		-	224,948	-	-	224,948
* 1 ADS is equal to 3 ordinary shares.

Notes
(i)
Options granted under this scheme are subject to performance criteria and cannot be exercised in full, unless Shire plc’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period. If Shire plc’s share price increases at a compound rate of 14.5% per annum over a minimum three-year measurement period, 60% of the options may be exercised. If these conditions are not met after the initial three years, they are thereafter tested quarterly by reference to share price growth over the extended period. If the share price does not meet these conditions at any time, none of the options granted become exercisable.

On February 28, 2000, the Remuneration Committee of the Board exercised its powers to amend the terms of Part B of the Executive Share Option Scheme so as to include a cliff vesting provision. It is intended that no further options will be granted under the Executive Scheme.

(ii)
Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts.

(iii)
Options granted under the 2000 Executive Scheme are exercisable subject to certain performance criteria. In respect of any option granted prior to August 2002, if Shire plc’s ordinary share price increases at a compound rate of at least 20.5% per annum over a minimum three-year measurement period, the option becomes exercisable in full. If it increases by at least 14.5% per annum over the same three-year period, 60% of the options granted become exercisable. If these conditions are not met after the initial three-year measurement period, they will thereafter be tested quarterly by reference to compound annual share price growth over an extended period.

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items (option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire plc’s option EPS growth over a three year period from the date of award exceed the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (Directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The RPI based earnings per share performance criteria applied to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company decided that, for options granted under the scheme from 2004 onwards, the retest of the performance condition, if Shire plc’s option EPS growth falls short of the minimum annual average percentage increase over the three year period from grant, would be changed. The performance condition will be retested once only, therefore, at five years after the grant.  Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

In December 2006 the Remuneration Committee exercised its powers to amend the performance conditions for options granted under the 2000 Executive Scheme which had not vested. The RPI based growth rate was replaced with an equivalent fixed growth rate based on historical and forecast inflation.

Under Part B of the scheme, six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

It is intended that no further options will be granted under the 2000 Executive Scheme.

(iv)
Following the acquisition of BioChem Pharma Inc. on May 11, 2001, the BioChem Stock Option Plan was amended such that options over BioChem Pharma Inc.’s common stock became options over ordinary shares of Shire plc. All BioChem Pharma Inc. options, which were not already exercisable, vested and became exercisable as a result of the acquisition. It is intended that no further options will be granted under the BioChem Stock Option Plan.

(v)
Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. The offering period is for 27 months.

(vi)	Details of the Portfolio Share Plan and vesting criteria are set out in Note 31 to the consolidated financial statements included within Part IV of this Annual Report.

The market price of the ordinary shares at December 31, 2006 was £10.59 and the range during the year was £7.00 to £10.80. The market price of the ADSs at December 31, 2006 was $61.76 and the range during the year was $38.54 to $64.10.

Long Term Incentive Plan
The following award, granted under the Long Term Incentive Plan lapsed during the year 2006 and no payment was made under it as the performance criteria were not met at the maturity date:

Director	Date of award	Initial award made	Actual performance- related award	Date of maturity
Mr Angus Russell (i)	March 4, 2002	19,078	Nil	March 4, 2006

Notes
(i)	The performance criteria attaching to awards made under the Long Term Incentive Plan are detailed above.

Details of current and outstanding awards under the Long Term Incentive Plan for Directors who served during the year are as follows:

Name of Director	Ordinary shares at January 1 2006	Date of award	Ordinary shares at December 31 2006	Value of award at grant date $'000	Earliest date on which an award can be transferred

Mr Matthew Emmens	80,960	March 20, 2003	80,960	458	March 20,2007
	105,259	March 25, 2004	105,259	1,032	March 25, 2008
	97,468	May 11, 2005	97,468	1,025	May 11, 2009
	283,687		283,687	2,515

Mr Angus Russell	19,078	March 4, 2002	Nil	180	Lapsed
	44,667	March 20,2003	44,667	252	March 20,2007
	65,059	March 25, 2004	65,059	638	March 25, 2008
	63,217	May 11, 2005	63,217	664	May 11, 2009
	192,021		172,943	1,734
Notes
(i)	The performance criteria attaching to awards made under the Long Term Incentive Plan are detailed above.

Approval

This report was approved by the Board of Directors on February 22, 2007 and signed on its behalf by:

Dr. Barry Price
Chairman of the Remuneration Committee

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares as at February 16, 2007 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s named executive officers in 2006, where applicable, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire plc’s directors and executive officers is that of Shire plc’s.

Name	Number of ordinary shares beneficially owned as at February 21, 2007	Percent of ordinary shares(1)
Beneficial owner
Fidelity International Limited and its direct and indirect subsidiaries (Pembrooke Hall, 42 Crow Lane, Pembroke, HN19 Bermuda) (2)	26,759,374	5%

Management
Dr James Cavanaugh	412,849	*
Matthew Emmens (3)	1,279,725	*
Angus Russell (4)	675,481	*
Dr Barry Price	31,350	*
Robin Buchanan	7,500	*
The Hon James Grant (5)	126,295	*
David Kappler	10,000	*
Patrick Langlois	-	-
Jeffrey Leiden	-	-
Kate Nealon	2,251	-
Michael Cola	-	-
David Pendergast	-	-
Tatjana May (6)	407,693	*
Greg Flexter (7)	57,500	*
All Directors and Executive Officers of the Company (19 persons) (8)	3,368,095	*
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

(2)	Based solely on information provided to the Company by Fidelity International Limited (and its direct and indirect subsidiaries) on February 27, 2006.
(3)	Includes 1,260,787 ordinary shares issuable upon exercise of options.
(4)	Includes 673,599 ordinary shares issuable upon exercise of options.
(5)	Includes 26,167 ordinary shares issuable upon exercise of options.
(6)	Includes 405, 087 ordinary shares issuable upon exercise of options.
(7)	Mr Flexter resigned in 2006. All of Mr Flexter’s ordinary shares are issuable upon exercise of options.
(8)	Includes 2,814,908 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2006, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	32,032,919	$12.87	8,870,700
Equity compensation plans not approved by security holders	-	-	-

ITEM 13: Certain relationships and related transactions

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant is a partner, totaling $0.6 million for the year to December 31, 2006 (2005: $0.5 million; 2004: $2.1 million).

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem. In April 2006 and April 2005, the Company contributed cash of $8.0 million (CAN$9 million) and $4.1 million (CAN$5 million) respectively to ViroChem in return for an additional equity interest. Dr Bellini, a non-executive director of BioChem and, until May 10, 2003, a non-executive director of Shire, had, at the time of the transaction, an indirect substantial interest in a company, which is a co-investor of ViroChem. The Company has undertaken to invest an additional $5.0 million (CAN$6.0 million) in ViroChem.

In October 2005, the Company sub-leased its office premises in Newport to Xanodyne Pharmaceuticals Inc. Dr James Cavanaugh, the non-executive Chairman of the Company, was the Chairman of the Board of Directors of Xanodyne Pharmaceuticals, Inc. up to February 9, 2007 and he remains a Board Director. As a result of the transaction the Company will receive $7.8 million (net of inducements) in lease income over the sub-lease period from Xanodyne Pharmaceuticals Inc.

In April 2004 Shire BioChem Inc. (BioChem), a subsidiary of Shire, sold a Canadian property to NeuroChem Inc. for $7.8 million (CAN$10.5 million). At the time of the transaction, Dr Bellini, a non-executive director of Biochem and, until May 10, 2003 a non-executive director of Shire, and Mr Nordmann, a non-executive director of Shire until December 2006, were both directors of NeuroChem Inc. and Dr Bellini had an indirect substantial interest in the issued share capital of Neurochem Inc. at the time of the transaction. Mr Nordmann stepped down as a director of Neurochem Inc. in August 2006.

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

The following table provides an analysis of the amount paid to the Company’s Independent Registered Public Accountants, Deloitte & Touche LLP, all fees having been pre-approved by the Audit Committee.

Year to December 31,	2006	2005
	$’000	$’000
Audit fees (1)	2,624	2,731
Audit-related fees (2)	319	2,390
Tax fees (3)	1,077	2,066
All other fees (4)	505	708
Total fees	4,525	7,895

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

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as at December 31, 2006 and 2005

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended  December 31, 2006

Consolidated Statements of Comprehensive Income for each of the three years in the period ended  December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to the Consolidated Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit number	Description

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005(1) .
10.1*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc.(2)
10.2*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.(2)
10.3*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.(2)
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Matthew Emmens pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.
32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.
(2)	Incorporated by reference to Shire’s Form 10-Q filed on November 7, 2006.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2006 and 2005	F-4

Consolidated Statements of Operations
for each of the three years in the period to December 31, 2006	F-6

Consolidated Statements of Changes in Shareholders’ Equity
for each of the three years in the period to December 31, 2006	F-8

Consolidated Statements of Comprehensive Income/(Loss)
for each of the three years in the period to December 31, 2006	F-11

Consolidated Statements of Cash Flows
for each of the three years in the period to December 31, 2006	F-12

Notes to the Consolidated Financial Statements	F-15

Schedule:

Schedule II - Valuation and Qualifying Accounts	S-1
for each of the three years in the period to December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc, Basingstoke, England

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the Company) as at December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at ITEM 15.  We also have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3(a) to the financial statements, the accompanying 2005 financial statements have been restated.

As discussed in Notes 3 and 31 to the financial statements, in 2006 the Company changed its method of accounting for share based compensation plans to conform to FASB Statement No. 123(R), Share Based Payment and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.

DELOITTE & TOUCHE LLP

Reading, United Kingdom
March 1, 2007

CONSOLIDATED BALANCE SHEETS
(In millions of US dollars, except share data)

	Notes	December 31, 2006 $’M	(1)(2) Adjusted and Restated December 31, 2005 $’M
ASSETS
Current assets:
Cash and cash equivalents		1,126.9	656.5
Restricted cash		29.8	30.6
Short-term investments		-	6.9
Accounts receivable, net	8	310.8	329.9
Inventories	9	131.1	136.0
Deferred tax asset	29	105.7	54.2
Prepaid expenses and other current assets	10	106.0	98.1
Total current assets		1,810.3	1,312.2

Non current assets:
Investments	11	55.8	50.2
Property, plant and equipment, net	12	292.8	234.0
Goodwill	13	237.4	225.6
Other intangible assets, net	14	762.4	729.3
Deferred tax asset	29	155.3	62.0
Other non-current assets	15	12.4	42.9
Total assets		3,326.4	2,656.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	16	566.1	431.8
Liability to dissenting shareholders	4	452.3	427.6
Other current liabilities	17	313.6	106.0
Total current liabilities		1,332.0	965.4

Non-current liabilities	19	52.1	43.5
Total liabilities		1,384.1	1,008.9
Commitments and contingencies	21

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

CONSOLIDATED BALANCE SHEETS (continued)
(In millions of US dollars, except share data)

	Notes	December 31, 2006 $’M	(1)(2) Adjusted and Restated December 31, 2005 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 506.7 million shares issued and outstanding (2005: 750.0 million shares authorized; and 495.7 million shares issued and outstanding)	2, 22	43.7	42.7
Exchangeable shares: 1.3 million shares issued and outstanding (2005: 2.2 million)		59.4	101.2
Treasury stock	22	(94.8)	(2.8)
Additional paid-in capital		1,493.2	1,327.5
Accumulated other comprehensive income		87.8	71.5
Retained earnings		353.0	107.2
Total shareholders’ equity		1,942.3	1,647.3
Total liabilities and shareholders’ equity		3,326.4	2,656.2

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2)Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of US dollars, except share and per share data)

			(1) (2) Adjusted and Restated	(1) Adjusted
Year to December 31,	Notes	2006	2005	2004
		$’M	$’M	$’M
Revenues:
Product sales		1,535.8	1,327.7	1,112.5
Royalties		242.9	242.9	230.4
Other revenues		17.8	28.7	20.3
Total revenues		1,796.5	1,599.3	1,363.2
Costs and expenses:
Cost of product sales		247.7	215.5	143.3
Research and development		386.9	339.1	199.6
Selling, general and administrative		935.0	729.9	545.4
Intangible asset impairment	14	1.1	5.6	13.5
Reorganization costs	6	-	9.4	48.5
Integration costs	5	5.6	9.7	-
In-process R&D write-off	4	-	815.0	-
Gain on sale of product rights	7	(63.0)	-	-
Total operating expenses		1,513.3	2,124.2	950.3
Operating income/(loss)		283.2	(524.9)	412.9

Interest income		50.5	35.3	21.9
Interest expense	26	(26.4)	(12.0)	(12.3)
Other income, net	27	9.5	9.9	3.9
Total other income, net		33.6	33.2	13.5
Income/(loss) from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations		316.8	(491.7)	426.4
Income taxes	29	(84.9)	(88.8)	(128.3)
Equity in earnings/(losses) of equity method investees	30	5.7	(1.0)	2.5
Income/(loss) from continuing operations		237.6	(581.5)	300.6
Loss from discontinued operations (net of income tax expense of $nil, $nil and $nil respectively)	6	-	-	(20.1)
Gain/(loss) on disposition of discontinued operations (net of income tax expense of $nil, $nil and $nil respectively)	6	40.6	3.1	(44.2)
Net income/(loss)		278.2	(578.4)	236.3

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In millions of US dollars, except share and per share data)

Year to December 31,			(1) (2) Adjusted and Restated		(1) Adjusted
	Notes	2006	2005		2004
Earnings per share - basic	24
Income/(loss) from continuing operations		47.2c	(116.2c	)	60.6c
Loss from discontinued operations		-	-		(4.1c	)
Gain/(loss) on disposition of discontinued operations		8.1c	0.6c		(8.9c	)
		55.3c	(115.6c	)	47.6c
Earnings per share - diluted	24
Income/(loss) from continuing operations		46.6c	(116.2c	)	59.4c
Loss from discontinued operations		-	-		(3.9c	)
Gain/(loss) on disposition of discontinued operations		8.0c	0.6c		(8.6c	)
		54.6c	(115.6c	)	46.9c
Weighted average number of shares (millions):
Basic		503.4	500.2		496.3
Diluted		509.3	500.2		511.3

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange-able shares	Exchange-able shares number shares	Treasury stock	(1) Adjusted Additional paid-in capital	Accumu-lated other compre-hensive income	(1) Adjusted Retained earnings	(1) Adjusted Total share- holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2003	41.2	477.9	270.6	5.8	-	1,045.5	79.1	486.7	1,923.1

Net income	-	-	-	-	-	-	-	236.3	236.3

Foreign currency translation	-	-	-	-	-	-	46.8	-	46.8

Exchange of exchangeable shares	0.4	4.8	(74.8)	(1.6)	-	74.4	-	-	-

Options exercised	0.2	2.1	-	-	-	13.2	-	-	13.4
Stock option compensation and warrants	-	-	-	-	-	33.8	-	-	33.8

Tax benefit associated with exercise of stock options	-	-	-	-	-	(0.4)	-	-	(0.4)

New shares issued	-	0.1	-	-	-	0.8	-	-	0.8

Treasury stock (51,286 shares)	-	-	-	-	(0.3)	-	-	-	(0.3)

Unrealized holding gain on available-for-sale securities	-	-	-	-	-	-	27.0	-	27.0

Realized gain on available-for-sale securities	-	-	-	-	-	-	(20.9)	-	(20.9)

Dividends	-	-	-	-	-	-	-	(8.9)	(8.9)
As at December 31, 2004	41.8	484.9	195.8	4.2	(0.3)	1,167.3	132.0	714.1	2,250.7

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.

Dividends per share

During the year to December 31, 2004 the Company declared dividends totaling 1.82 US cents per ordinary share equivalent to 5.47 US cents per American Depositary Share, and 7.27 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange-able shares	Exchange-able shares number shares	Treasury stock	(1) Adjusted Additional paid-in capital	Accumu-lated other compre-hensive income	(1)(2) Adjusted and Restated Retained earnings	(1) Adjusted Total share-holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2004	41.8	484.9	195.8	4.2	(0.3)	1,167.3	132.0	714.1	2,250.7
Net loss	-	-	-	-	-	-	-	(578.4)	(578.4)

Foreign currency translation	-	-	-	-	-	-	(56.0)	-	(56.0)

Exchange of exchangeable shares	0.5	6.1	(94.6)	(2.0)	-	94.1	-	-	-

Options exercised	0.4	4.7	-	-	-	36.7	-	-	37.1

Stock option compensation and warrants	-	-	-	-	-	29.2	-	-	29.2

Tax benefit associated with exercise of stock options	-	-	-	-	-	0.2	-	-	0.2

Treasury stock (242,302 shares)	-	-	-	-	(2.5)	-	-	-	(2.5)

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	(1.0)	-	(1.0)

Realized gain on available-for-sale securities	-	-	-	-	-	-	(3.5)	-	(3.5)

Dividends	-	-	-	-	-	-	-	(28.5)	(28.5)
As at December 31, 2005	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	107.2	1,647.3

(1) Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2005 the Company declared dividends totaling 5.67 cents per ordinary share, equivalent to 17.02 cents per American Depositary Share, and 21.09 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange-able shares	Exchange-able shares number shares	Treasury stock	(1)Additional paid-in capital	Accumulated other compre-hensive income	(1) (2)Retained earnings	Total share-holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2005	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	107.2	1,647.3

Net income	-	-	-	-	-	-	-	278.2	278.2

Foreign currency translation	-	-	-	-	-	-	18.1	-	18.1

Exchange of exchangeable shares	0.2	2.7	(41.8)	(0.9)	-	41.6	-	-	-

Options exercised	0.8	8.3	-	-	-	81.1	-	-	81.9

Stock option compensation and warrants	-	-	-	-	-	43.0	-	-	43.0

Treasury stock (5.8 million shares)	-	-	-	-	(92.0)	-	-	-	(92.0)

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	(1.8)	-	(1.8)

Dividends								(32.4)	(32.4)
As at December 31, 2006	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

(1)Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2006 the Company declared dividends totaling 6.35 US cents per ordinary share, equivalent to 19.06 US cents per American Depositary Share, and 21.81 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions of US dollars)

Year to December 31,		(1) (2) Adjusted and Restated	(1) Adjusted
	2006	2005	2004
	$’M	$’M	$’M
Net income/(loss)	278.2	(578.4)	236.3
Other comprehensive income/(loss):
Foreign currency translation	18.1	(56.0)	46.8
Unrealized holding (loss)/gain on available-for-sale securities	(1.8)	(1.0)	27.0
Realized gain on available-for-sale securities	-	(3.5)	(20.9)
Comprehensive income/(loss)	294.5	(638.9)	289.2

The components of accumulated other comprehensive income as at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
	$’M	$’M

Foreign currency translation	80.4	62.3
Unrealized holding gains on available-for-sale securities	7.4	9.2
Accumulated other comprehensive income	87.8	71.5

(1)Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.

(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

Year to December 31,	2006	(1) (2) Adjusted and Restated 2005	(1) Adjusted 2004
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	278.2	(578.4)	236.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	4.8	3.5	2.7
Selling, general and administrative expense	99.1	68.0	58.5
Stock option compensation	43.0	29.2	33.9
In-process R&D write-off	-	815.0	-
Write-down of long-term assets	3.8	14.1	29.3
Gain on sale of long-term assets	(0.3)	(3.9)	(15.3)
Gain on sale of drug formulation business	-	(3.6)	-
Equity in (earnings)/ losses of equity method investees	(5.7)	1.0	(2.5)
Gain on sale of product rights	(63.0)	-	-
Loss from discontinued operations	-		20.1
(Gain)/loss on disposition of discontinued operations	(40.6)	(3.1)	44.2
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in accounts receivable	27.6	(79.9)	(28.1)
Increase in sales deduction accrual	24.8	18.6	50.7
Decrease in inventory	7.2	8.6	2.2
(Increase)/decrease in prepayments and other current assets	(6.2)	(40.1)	2.5
Decrease/(increase) in other assets	0.7	(0.7)	13.5
Movement in deferred taxes	(142.4)	22.3	(15.0)
Increase in accounts and notes payable and other liabilities	297.0	122.9	76.8
(Decrease)/increase in deferred revenue	(1.9)	(13.5)	6.2
Returns on investments from joint ventures	5.8	4.7	4.0
Cash flows used in discontinued operations	-	(0.4)	(30.5)
Net cash provided by operating activities (A)	531.9	384.3	489.5

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

Year to December 31,	2006	(1) Adjusted 2005	(1) Adjusted 2004
	$’M	$’M	$’M
CASH FLOWS FROM INVESTING ACTIVITIES:
Movement in short-term investments	6.9	366.7	(20.3)
Movements in restricted cash	0.7	(0.8)	24.8
Purchase of subsidiary undertaking, net of cash acquired	(0.8)	(1,114.0)	-
Expenses of acquisition	-	(37.5)	-
Purchase of long-term investments	(9.8)	(7.7)	(6.1)
Purchase of property, plant and equipment	(100.3)	(86.2)	(57.6)
Purchase of intangible assets	(58.8)	(20.5)	(30.2)
Proceeds from sale of long-term investments	-	10.1	26.7
Proceeds from sale of property, plant and equipment	0.9	0.1	3.5
Proceeds from sale of intangible assets	0.4	-	3.7
Proceeds from sale of assets held for sale	-	-	11.3
Proceeds from sale of drug formulation business	-	0.6	-
Proceeds from sale of product rights	63.0	-	-
Returns of equity investments	0.3	3.8	1.5
Loan made to ID Biomedical Corporation (IDB)	-	(43.2)	(56.8)
Proceeds from loan repaid by IDB	70.6	-	-
Proceeds from sale of the vaccines business	-	92.2	34.9
Cash flows used in discontinued operations	-	-	(12.7)
Net cash used in investing activities (B)	(26.9)	(836.4)	(77.3)
CASH FLOWS FROM FINANCING ACTVITIES:
Redemption of 2% convertible loan notes	(0.1)	-	(370.1)
Repayment of long-term debt, capital leases and notes	-	-	(6.1)
Proceeds from exercise of options	81.9	37.1	13.4
Proceeds from issue of common stock, net	-	-	0.8
Tax benefit of stock option compensation, charged directly to reserves	-	0.2	(0.4)
Payments to acquire treasury stock	(92.0)	(2.5)	(0.3)
Payment of dividend	(32.4)	(28.5)	(8.9)
Cash flows used in discontinued operations	-	-	-
Net cash (used in)/provided by financing activities (C)	(42.6)	6.3	(371.6)
Effect of foreign exchange rate changes on cash and cash equivalents	8.0	(9.2)	7.5
Effect of foreign exchange rate changes on discontinued operations	-	-	-
Net effect of foreign exchange rate changes (D)	8.0	(9.2)	7.5

Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	470.4	(455.0)	48.1
Cash flows used in discontinued operations	-	-	-
Cash and cash equivalents at beginning of year	656.5	1,111.5	1,063.4
Cash and cash equivalents at end of year	1,126.9	656.5	1,111.5

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

Supplemental information associated with continuing operations:
Year to December 31,	2006	2005	2004
	$’M	$’M	$’M
Interest paid	1.8	4.3	4.8
Income taxes paid	5.6	54.1	123.5

Non cash activities:
Proceeds from our product outlicensing:
Equity in Avexa Ltd	-	1.7	-
Proceeds from sale of drug formulation business:
Equity in Supernus Pharmaceuticals Inc.	-	3.9	-
Proceeds from sale of a business:
4,931,864 shares of IDB	-	-	60.0
Escrow funds	-	-	30.0

(1)Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.

(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.	Description of operations

Shire plc and its subsidiaries' (collectively referred to as “Shire” or the “Company”) strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. The Company focuses its business on attention deficit and hyperactivity disorder (ADHD), human genetic therapies (HGT), gastrointestinal (GI) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

The Company’s focused strategy is to develop and market products for specialty physicians. The Company’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

In accordance with this strategy the Company completed the acquisition of Transkaryotic Therapies Inc. (TKT) on July 27, 2005. This acquisition added HGT to the Company’s existing business, which is complementary to, and consistent with, the Company’s stated strategy of meeting the needs of the specialist physician using small-scale sales forces. TKT was renamed Shire Human Genetic Therapies, Inc. with effect from January 17, 2006.

On February 20, 2007, consistent with its stated focus on the growing ADHD market, Shire announced that it had agreed to acquire New River Pharmaceuticals Inc. allowing Shire to progress and benefit from its successful strategy of acquiring, developing and marketing specialty pharmaceutical products.

2.	Change in reporting entity

On November 25, 2005, Shire plc, a public limited company incorporated in England and Wales, became the holding company of Shire Pharmaceuticals Group plc (SPG) pursuant to a Scheme of Arrangement under Section 425 of the UK Companies Act 1985 that was approved by the High Court of Justice in England and Wales and the shareholders of SPG (the Scheme of Arrangement). Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £3.50, of Shire plc (Shire Ordinary Shares) were exchanged for ordinary shares, each having a nominal value of £0.05 of SPG (SPG Ordinary Shares), on a one-for-one basis. As a result of the Scheme of Arrangement, SPG is now a wholly-owned subsidiary of Shire plc and was re-registered as a private company under the name Shire Pharmaceuticals Group Limited. The Shire plc Ordinary Shares carry substantially the same rights as did the SPG Ordinary Shares. The Scheme of Arrangement did not involve any payment for the new Shire plc Ordinary Shares.

Shire plc’s Board of Directors, management and corporate governance arrangements immediately following the Scheme of Arrangement were the same as SPG immediately before the Scheme of Arrangement became effective. The consolidated assets and liabilities of Shire immediately after the Scheme of Arrangement were the same as the consolidated assets and liabilities of SPG immediately prior thereto.

The SPG Ordinary Shares underlying the SPG American Depositary Shares (the SPG ADSs), each representing three SPG Ordinary Shares, participated in the Scheme of Arrangement like all other SPG Ordinary Shares. The Scheme of Arrangement did not involve any payment for the new Shire ADSs, which represent three ordinary shares of Shire.

Shire plc was incorporated on June 27, 2005. Prior to November 25, 2005 Shire had not commenced trading or made any profits or trading losses.

On November 28, 2005, the High Court of Justice in England and Wales approved a reduction of Shire plc share capital to take effect on November 29, 2005, when the nominal value of each Shire plc ordinary share was reduced from £3.50 pence to £0.05 pence. This reduction increased the distributable reserves potentially available to Shire plc by approximately $2.95 billion, which the directors of Shire plc can utilize for future dividend payments at their discretion.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Accounting for Business Combinations” (SFAS No. 141), the corporate restructuring is accounted for as a reorganization of entities under common control. Accordingly, the historical financial statements prior to the reorganization are labeled as those of Shire, but continue to represent the operations of SPG. For periods prior to the corporate restructuring, the equity of Shire represents the historical equity of SPG, restated to reflect the nominal value of shares received in the Scheme of Arrangement as adjusted by the reduction of capital. The difference in the nominal value of shares before and after the restatement relates to the effect of foreign exchange movements and the offset is recorded in additional paid-in capital.

Earnings per share were unaffected by the reorganization.

All SPG stock options granted to directors and employees under stock option plans that were in existence immediately prior to the Scheme of Arrangement were exchangeable for stock options in Shire on a one-for-one basis with no change in any of the terms or conditions. The number of stock options for which this exchange did not take place was not material.

For periods presented prior to the 2005 corporate restructuring, the equity of Shire represents the historical equity of SPG, restated to reflect the change in nominal value of shares resulting from the corporate restructuring.

3.	Summary of significant accounting policies

(a) Restatement of the financial statements for the year to December 31, 2005

Subsequent to the issuance of the Company’s’ 2005 financial statements the Company discovered an error in its valuation of in-process research and development (IPR&D). Consequently the financial statements for the year to December 31, 2005 have been restated in respect of the value ascribed to IPR&D, acquired as part of the TKT acquisition and subsequently written off as required under US GAAP in the quarter ended September 30, 2005. IPR&D represented those assets which, at the time of the acquisition, had not been approved by the FDA or other regulatory authorities, including I2S (now known as ELAPRASE) and GA-GCB. The Company has determined that the value ascribed to IPR&D acquired as a result of the TKT acquisition did not include the benefit of tax amortization as required by the American Institute of Certified Public Accountants (AICPA) Practice Aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. The effect of this omission was to understate the value of IPR&D expensed in the year to December 31, 2005 by $142 million, with a corresponding overstatement of goodwill as at December 31, 2005.

As a result of the restatement, certain amounts for the year to December 31, 2005 presented in this Form 10-K have been restated. The impact of the restatement is as follows:

Consolidated Statement of Operations	As restated 2005 $’M		As previously reported 2005 $’M
In-process R&D write-off	815.0		673.0
Total operating expenses	2,124.2		1,982.2
Loss from continuing operations before income taxes, equity in losses of equity method investees	(491.7)		(349.7)
Net loss	(578.4)		(436.4)

Per share amounts:
Loss from continuing operations per common share - basic and diluted	(116.2c	)	(87.8c	)
Net loss - basic and diluted	(115.6c	)	(87.2c	)

Consolidated Balance Sheet	As restated 2005 $’M	As previously reported 2005 $’M
Goodwill	225.6	367.6
Total assets	2,656.2	2,798.2
Retained earnings	107.2	249.2
Total shareholders’ equity	1,647.3	1,789.3
Total liabilities and shareholders’ equity	2,656.2	2,798.2

Consolidated Statement of Cashflows	As restated 2005 $’M	As previously reported 2005 $’M
Net loss	(578.4)	(436.4)
Adjustments to reconcile net income to net cash provided by operating activities:
In-process R&D write off	815.0	673.0
Net cash provided by operating activities	384.3	384.3

There have been no changes to any line-items or totals for cash flows from financing or investing activities.

(b) Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire and all of its subsidiary undertakings after elimination of inter-company accounts and transactions.

(c) Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US generally accepted accounting principles (GAAP) and Securities Exchange Commission (SEC) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through the acquisition of TKT), inventory acquired through the acquisition of TKT, valuation of IPR&D, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(d) Revenue recognition

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

Initial license fees received in connection with product out-licensing agreements, even where such fees are non-refundable and not creditable against future royalty payments, are deferred and recognized over the period of the license term, or the period of the associated collaborative assistance if that period is reasonably estimable. In circumstances where initial license fees are not for a defined period, revenues are deferred until the period of associated collaborative assistance is either reasonably estimable or any performance obligations are inconsequential: thereafter revenues are deferred and recognized over the period to the expiration of the relevant patent to which the license relates.

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

(e) Sales deductions

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

(f) Cost of product sales

Cost of sales includes the cost of purchasing finished product for sale, the cost of raw materials and manufacturing for those products that are manufactured by the Company and shipping and handling costs. Royalties that are payable on those products that the Company does not own the rights to are also included in cost of sales.

(g) Leased assets

The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

Assets acquired under capital leases are included in the balance sheet as property, plant and equipment and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

(h) Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $91.6 million, $62.3 million, and $47.6 million for the years to December 31, 2006, 2005 and 2004 respectively and were included within selling, general and administrative expenses.

(i) Research and development expense

Research and development costs are expensed as incurred. Upfront and milestone payments made to third parties for products that have not yet received marketing approval and for which no alternative future use has been identified, are also expensed as incurred.

Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

(j) Valuation and impairment of long-lived assets other than goodwill and investments

The Company evaluates the carrying value of long-lived assets other than goodwill and investments for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the assets is compared to the carrying value of the assets to determine whether an impairment is indicated. If an impairment is indicated, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

(k) Finance costs of debt

Finance costs of debt are recorded as a deferred asset and amortized to the statement of operations over the term of the debt, using the effective interest rate method. Deferred financing costs relating to debt extinguishments are written off and reflected in interest expense in the consolidated statements of operations.

(l) Foreign currency

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

Foreign currency exchange transaction gains and losses on an after-tax basis included in consolidated net income in the years to December 31, 2006, 2005, and 2004, amounted to a $3.2 million gain, $1.4 million loss and $2.5 million loss, respectively.

(m) Income taxes

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

(n) Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is based upon net income/(loss) available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income/(loss) available to ordinary shareholders divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(o) Share-based compensation

Share-based compensation represents the cost of share-based awards granted to employees. The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company measures share based compensation cost for awards classified as liabilities at fair value, which is re-measured at the end of each reporting period. Changes in the fair value that occur during the requisite service period are recognized as compensation cost over the requisite service period. The Company estimates the fair value of share-based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation model. The following assumptions were used to value share based awards:

•
Risk-free interest rate - For awards granted over ADSs, the US Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on UK government bonds with a term consistent with the expected life of the award is used;

•	Expected dividend yield - measured as the average annualised dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	Expected life - the average of the vesting period and the expiration period from the date of issue of the award; and

•	Weighted average expected volatility - measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award.

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

As at December 31, 2006 the Company had seven share-based employee compensation plans, which are described more fully in Note 31.

(p) Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(q) Short-term investments

Short-term investments consist of commercial paper and institutional and managed cash funds. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments held at December 31, 2006 as available-for-sale. Accordingly, the Company records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net (see Note 27).

Institutional and managed cash funds are short-term money market instruments, including bank and building society term deposits and other debt securities from a variety of companies with strong credit ratings.

(r) Financial instruments - derivatives

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

(s) Inventories

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

(u) Investments

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

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net (see Note 26). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(v) Property, plant and equipment

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

(w) Goodwill and other intangible assets

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

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets (including allocated goodwill) to the fair value of those net assets. If the reporting unit's carrying amount is greater than its fair value, then a second step is performed whereby the portion of the fair value that relates to the reporting unit's goodwill is compared to the carrying value of that goodwill. The Company recognizes a goodwill impairment charge for the amount the carrying value of goodwill exceeds the fair value. The Company has determined that there are no impairment losses for any of the reporting periods covered by these financial statements.

(ii)	Other intangible assets

Other intangible assets, which comprise intellectual property including trademarks for products with a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval), are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 13 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process, is written off to operations on acquisition.

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

(x) Non-monetary transactions

The Company enters into certain non-monetary transactions that involve either the granting of a license over the Company’s patents or the disposal of an asset or group of assets in exchange for a non-monetary asset, usually equity. The Company accounts for these transactions at fair value if the Company is able to determine the fair value within reasonable limits. To the extent that the Company concludes that it is unable to determine the fair value of a transaction, that transaction is accounted for at the recorded amounts of the assets exchanged. Management is required to exercise its judgment in determining whether or not the fair value of the asset received or that given up can be determined.

(y) New accounting pronouncements

Adopted in the current year

SFAS 123(R)

On January 1, 2006 the Company adopted SFAS No. 123(R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company has elected to adopt the modified-retrospective method which permits companies to retrospectively adjust, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, all prior periods presented. The following table shows the total share-based compensation expense included in the Company’s statements of operations as a result of adopting SFAS No. 123(R):

	2006 $’M	2005 $’M	2004 $’M
Cost of product sales	3.2	1.5	1.4
Research and development	5.4	2.9	3.5
Selling, general and administrative	34.4	24.8	28.9
Total operating expenses	43.0	29.2	33.8
Income tax credit	(6.5)	(3.2)	(0.8)
Total charge to net income	36.5	26.0	33.0

As previously discussed, the Company elected to adopt SFAS No. 123(R) under the modified retrospective application method.  As a result, the financial statement amounts for the period to December 31, 2005 presented in this Form 10-K have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The impact of this retrospective application is as follows:

	2005		2004
	Restated Post adoption of SFAS 123(R) $’M	Restated Pre adoption of SFAS 123(R) $’M	Post adoption of SFAS 123(R) $’M	Pre adoption of SFAS 123(R) $’M
(Loss)/Income from continuing operations before income taxes, equity in losses of equity method investees	(491.7)	(462.9)	426.4	459.9
(Loss)/Income from continuing operations	(581.5)	(555.9)	300.6	333.3
Net (loss)/income	(578.4)	(552.8)	236.3	269.0

Per share amounts:
Net (losses)/earnings per common share - basic	(115.6c )	(110.5c )	47.6	54.2
Net (losses)/earnings per common share - diluted	(115.6c )	(110.5c )	46.9	53.3

At December 31, 2005			Restated Post adoption of SFAS 123(R) $’M	Restated Pre adoption of SFAS 123(R) $’M

Additional paid-in capital			1,327.5	1,205.3
Retained earnings			107.2	229.4

The cumulative effect of the change arising from the adoption of SFAS No. 123(R) on shareholder’s equity as at January 1, 2005 increased additional paid in capital to $1,167.3 million from $1,070.7 million as previously reported, and decreased retained earnings to $714.1 million from $810.7 million pre adoption of SFAS No. 123(R).

FSP SFAS 123(R)-2

In October 2005, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) SFAS No. 123(R)-2, “Practical Accommodation of Grant Date as Defined in FASB Statement No. 123(R)” (FSP SFAS No. 123(R)-2). FSP SFAS No. 123(R)-2 is in response to recent enquiries from constituents to provide guidance on the application of grant date as defined in SFAS No. 123(R). One of the criteria in defining the grant date in SFAS No. 123(R) is a mutual understanding by the employer and the employee of the key terms and conditions of a share-based payment award. Practice has developed such that the grant date of an award is generally the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short period of time from the date of approval. For many companies, the number and geographic dispersion of employees receiving share-based awards limit the ability to communicate with each employee immediately after the awards have been approved. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved if the award is a unilateral grant and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP SFAS No. 123(R)-2 is effective for the Company from January 1, 2006. The adoption of FSP SFAS No. 123(R)-2 has had no material impact on the consolidated financial position, results of operations or cash flows of the Company.

FSP SFAS 123(R)-3

In November 2005, the FASB issued a staff position FSP SFAS No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R), which requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the "APIC Pool"), assuming the company has been following the recognition provisions prescribed by SFAS No. 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123(R) and accordingly, the FASB decided to allow a practical exception as documented in this FSP. FSP SFAS No. 123(R)-3 is effective for the Company from January 2006. The Company has used the practical exception of this FSP and has calculated its APIC Pool at transition.

FSP SFAS 123(R)-4

In February 2006, the FASB issued a staff position FSP SFAS No. 123(R)-4 "Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon Occurrence of a Contingent Event.” This position amends SFAS No. 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in Statement 123(R) until it becomes probable that the event will occur. The guidance in this position shall be applied upon initial adoption of SFAS No. 123(R). The adoption of FSP SFAS No. 123(R)-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SFAS 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 required no adjustment or restatement of the consolidated financial position, results of operations or cash flows of the Company as there were no material misstatements which had not been corrected.

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

FSP EITF 00-19-2

In December 2006, the FASB issued a staff position FSP EITF 00-19 - 2, “Accounting for Registration Payment Arrangements”. The FSP clarifies that a registration payment arrangement and the financial instrument(s) subject to that arrangement should be separately measured and recognized. Specifically, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.This FSP’s guidance is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. Otherwise, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this FSP did not and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 158

In September 2006 the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R”. SFAS 158 requires that the over funded or under funded status of defined benefit pension plans and other post-retirement benefit plans be measured in the balance sheet, with any changes in the funded status recognized through other comprehensive income in the year that they occur. SFAS 158 does not change the computation of benefit expense recognized in the income statement.

SFAS 158 is effective for fiscal years ending after December 15, 2006, therefore SFAS 158 is effective for the Company in its current fiscal year ending December 31, 2006. The adoption of SFAS 158 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

SAB 108

In September 2006, the SEC staff issued the Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). This bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references requires use of both the "iron curtain" and "rollover" approaches. The iron curtain approach focuses on how the current year's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year's income statement. If a registrant has historically been using either the iron curtain approach or the rollover approach and, upon application of the guidance in SAB 108, determines that there is a material misstatement in its financial statements, the SEC staff will not require the registrant to restate its prior year financial statements provided that: (a) management properly applied the approach it previously used as its accounting policy and (b) management considered all relevant qualitative factors in its materiality assessment using the cumulative effect of applying SAB 108 in the current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 required no adjustment or restatement of the consolidated financial position, results of operations or cash flows of the Company as there were no material misstatements which had not been corrected.

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

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007. The Company’s analysis of FIN 48 is not yet complete, although it is not anticipated that there will be a material impact on the Company's consolidated financial position, results of operations or cash flows at the date from adoption.

EITF 06-3

In September 2006, the EITF reached a consensus regarding the issue “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of the issue includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-03 will have no material impact on the Company's consolidated financial position, results of operations or cash flows or financial statement disclosure.

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

EITF 06-6

In November 2006, the EITF reached a consensus on “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The EITF concluded that the change in the fair value of an embedded conversion option resulting from an exchange of debt instruments or a modification in the terms of an existing debt instrument should not be included in the cash flow test of whether the terms of the new debt instrument are substantially different from the terms of the original debt instrument under Issue 96-19. However, a separate analysis must be performed if the cash flow test under Issue 96-19 does not result in a conclusion that a substantial modification or exchange has occurred. The EITF also reached a consensus that when a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option should reduce the carrying amount of the debt instrument with a corresponding increase in additional paid-in capital. However, a decrease in the fair value of an embedded conversion option resulting from a modification or exchange should not be recognized.

The guidance in this Issue will be applicable to modifications or exchanges occurring in the first interim or annual reporting period beginning after November 29, 2006. The adoption of EIFT 06-6 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(z) Statutory accounts

The consolidated financial statements as at December 31, 2006 and 2005, and for each of the three years in the period to December 31, 2006, do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with International Financial Reporting Standards, as adopted for use in the EU for the year ended 31 December 2005 and statutory accounts prepared in accordance with generally accepted accounting principles in the UK for the years to December 31, 2004, have been delivered to the Registrar of Companies for England and Wales. The auditors’ reports on those accounts was unqualified.

4.	Business combinations: TKT acquisition

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

As at December 31, 2006, shareholders owning approximately 24.8 million TKT shares (being 69% of the 36.2 million TKT shares outstanding at the acquisition date) had accepted the offer and $917.9 million has been paid to them; $83.9 million was paid in connection with TKT stock options; and $170.1 million in connection with convertible notes outstanding at the date of acquisition. These amounts were paid in the year to December 31, 2005.

In connection with the acquisition, as at December 31, 2006, the former holders of approximately 11.3 million shares of TKT common stock submitted written demands for appraisal of these shares and elected not to accept the $37 per share merger consideration.  To the extent that these demands were validly asserted in accordance with the applicable requirements of Delaware law and these holders perfect their rights thereunder, such holders will be entitled to receive the fair value of their shares as determined by the Delaware Court of Chancery. The determination of fair value of the TKT shares will be made excluding any element of value arising from the transaction, such as cost savings or business synergies. The Delaware Court of Chancery may ascribe a valuation to the shares that is greater than, less than or equal to $37 per share and may award interest on the amount determined in the appraisal process. Shire has recognized a liability in respect of the fair value of the consideration in respect of those TKT shareholders who have asserted appraisal rights based on $37 per share. As at December 31, 2006, the liability in respect of those TKT shareholders who have asserted appraisal rights was $452.3 million, (including accrued interest of $32.4 million). See note 21(d) for further information.

For accounting purposes, the acquisition of TKT has been accounted for as a purchase business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets acquired and the liabilities assumed from TKT are recorded at the date of acquisition at their respective fair values. Financial statements and reported results of operations of Shire reflect these values, with the results of TKT included from July 27, 2005 in the statement of operations.

The purchase price for TKT is as follows:

		$’M
Common stock
Number of shares of TKT common stock - non-dissenting (Millions)	24.8
Price per TKT share ($)	$37.0	917.9

Number of shares of TKT common stock - dissenting (Millions)	11.3
Price per TKT share ($)	$37.0	419.9
Total number of shares of TKT common stock outstanding as at July 27, 2005 (Millions)	36.2	1,337.8
Stock options
Cash cost of settling TKT stock options		83.9

Convertible notes
Nominal value of convertible loan notes as at July 27, 2005 (Millions)	85.0
Conversion ratio into TKT common stock	18.49
Total shares payable upon conversion (Millions)	4.6
Price per TKT share ($)	$37.0
Cost of settling convertible notes		170.1

Direct costs of acquisition		37.5
Total purchase price		1,629.3

The purchase price stated above has been allocated according to Shire’s estimate of the fair value of assets acquired and liabilities assumed.

The allocation of the purchase price was completed in 2006, and has been allocated to assets and liabilities acquired as outlined below. Goodwill in respect of the TKT acquisition increased by $5.9 million in 2006 from $24.4 million (restated) as provisionally determined as at December 31, 2005, to $30.3 million following the recognition of certain assets and liabilities, net of related deferred tax, as the fair values of these assets and liabilities became reasonably estimable during the allocation period.

As of the end of the allocation period, the fair value of the pre-acquisition contingency relating to the Purported Class Action Shareholder Suit had not been determined. The fair value of this contingency continues to be subject to the expected outcome of the Purported Class Action Shareholder Suit. As the allocation period has ended, the contingency will be recorded as a liability in accordance with the criteria in SFAS 5, Accounting for Contingencies, with any loss arising recognized in the statement of operations. See note 21(d) for further information.

The final allocation of the purchase price to assets and liabilities acquired is as follows:

			Restated	Restated
		Book value	Adjustments	Fair value
	Notes	$’M	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		56.8	-	56.8
Restricted cash		8.2	-	8.2
Short-term investments		46.9	-	46.9
Accounts receivable, net		28.4	-	28.4
Inventories	(a)	12.9	88.9	101.8
Prepaid expenses and other current assets		7.9	4.9	12.8
Total current assets		161.1	93.8	254.9

Property, plant and equipment, net		57.3	-	57.3
Goodwill		39.0	(39.0)	-
- on TKT acquisition	(c)	-	30.3	30.3
Other intangible assets, net	(d)	20.2	460.8	481.0
In-process research and development	(e)	-	815.0	815.0
Deferred tax asset	(b)	-	99.8	99.8
Other non-current assets		3.4	-	3.4
Total assets		281.0	1,460.7	1,741.7
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	(f)	35.4	0.4	35.8
Deferred tax liability	(b)	-	36.4	36.4
Other current liabilities		24.5	13.9	38.4
Total current liabilities		59.9	50.7	110.6

Other long-term liabilities		1.8	-	1.8
Total liabilities		61.7	50.7	112.4

Estimated fair value of identifiable assets acquired and liabilities assumed		219.3	1,410.0	1,629.3

(a) Inventory

Components of the increase in fair value for acquired inventory are as follows:

	Book value	Fair value adjustment	Fair value
	$’M	$’M	$’M
Finished goods	3.4	66.8	70.2
Work-in-process	7.0	22.1	29.1
Raw materials	2.5	-	2.5
	12.9	88.9	101.8

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

(b) Deferred taxes

The estimated tax effects of the acquisition, including TKT trading losses and the effect of the fair value adjustments for inventory and other intangible assets are as follows:

$’M
Deferred tax asset on TKT losses carried forward and short term timing differences (net of valuation allowance of $60.3 million)	288.7
Deferred tax liability on other intangible assets	(188.9)
Deferred tax asset, net	99.8
Deferred tax liability on inventory - current	(36.4)
Deferred tax, net	63.4
The following estimates relating to deferred tax were adjusted for:

•	The deferred tax rate has been adjusted to reflect the US federal rate and state tax combined 41% rate that should apply to measure the deferred tax liability.

•	The deferred tax asset on TKT losses, which increased as a result of the identification of further tax deductible expenses in prior years.

(c) Goodwill

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the goodwill associated with the TKT acquisition will not be amortized but will be subject to the Company’s impairment review. Goodwill resulting from this acquisition has been allocated to the Pharmaceutical Products segment.

(d) Other intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

	Book value	Fair value adjustment	Fair value	Asset life
	$’M	$’M	$’M	years
Intellectual property (1)	-	335.0	335.0	14 to 20
Customer relationships(2)	14.9	104.1	119.0	15
Other (survey data)(2)	5.3	21.7	27.0	7
	20.2	460.8	481.0

(1) Relates to REPLAGAL (excluding US and Japan) and DYNEPO (for the treatment of anemia associated with kidney disease).

(2) Relates to REPLAGAL (excluding US and Japan).

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

•	royalty or license fees saved by owning the intellectual property associated with the products;

•	cost of sales for the products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other sources of market data;

•	general and administrative expenses;

•	research and development expenses;

•	the estimated life of the products; and

•	the tax amortisation benefit available to a market participant purchasing assets piecemeal.

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

(e) In-process research and development

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", the portion of the purchase price allocated to IPR&D of $815 million (restated) was immediately expensed.

During the year to December 31, 2006 the Company determined that the value ascribed to IPR&D acquired as a result of the TKT acquisition did not include the benefit of tax amortization as required by the American Institute of Certified Public Accountants (AICPA) Practice Aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. The financial statements for the year ended December 31, 2005 and this note have been restated to correct this omission. See note 3(a) for further information.

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

The forecast of future cash flows required various assumptions to be made including:

•
revenue that is likely to result from specific IPR&D projects, including estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	cost of sales related to the potential products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other market data;

•	general and administrative expenses;

•	research and development expenses; and

•	the tax amortisation benefit available to a market participant purchasing assets piecemeal.

In addition the Company considered:

•	the project’s stage of completion;

•	the costs incurred to date;

•	the projected costs to complete;

•	the contribution, if any, of the acquired identifiable intangible assets;

•	the projected launch date of the potential product; and

•	the estimated life of the potential product.

To the extent that the IPR&D project is expected to utilize the acquired identified intangible assets, the value of the IPR&D project has been reduced to reflect this utilization. The acquired identified intangible assets include the technical processes, intellectual property, and institutional understanding with respect to products and processes that have been completed and that may aid in the development of future products or processes.

(f) Accounts payable and accrued expenses

Included in “Accounts payable and accrued expenses” are the following fair value adjustments:

(i)	Restructuring costs

An estimate of restructuring costs that impact goodwill, pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations”. Such costs total $2.0 million and are associated with the involuntary termination of 15 TKT employees all of whom had left the Company by December 31, 2005. As at December 31, 2005, $1.5 million had been paid and $0.5 million was paid in the period to December 31, 2006; and

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

Year to December 31,	2005	2004
	$’M	$’M
Revenues	1,652.9	1,441.3
Income before extraordinary items and cumulative effect of change in accounting principles	220.0	188.0
Net income	220.0	188.0

Per share amounts:
Net income per common share - basic	44.0c	37.9c
Net income per common share - diluted	43.5c	37.4c

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

In addition, the unaudited pro forma financial information above excludes the following material, non-recurring purchase accounting adjustments in the year to December 31, 2005, as follows:

•	an IPR&D charge of $815 million (restated);

•	a $41.9 million charge relating to the use or sale of purchased inventory that was written up to fair value reported in cost of product sales; and

•	a $17.2 million credit relating to the current deferred tax liability with regard to the purchased inventory charge in cost of product sales above.

5.	Integration costs

In connection with the acquisition of TKT, the Company’s management approved and initiated plans to restructure the operations of the enlarged Company to eliminate duplicate facilities and reduce costs.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

Integration costs expensed in the year to December 31, 2006:

	Opening liability	Costs recorded in year to December 31, 2006	Paid in year to December 31, 2006	Closing liability
	$’M	$’M	$’M	$’M
Employee severance and retention payments for key TKT employees	5.9	3.0	(6.2)	2.7
Information technology costs	-	1.2	(1.1)	0.1
Other	0.2	1.4	(1.6)	-
	6.1	5.6	(8.9)	2.8
Included within:
Current liabilities	5.3	5.6	(8.1)	2.8
Other long-term liabilities	0.8	-	(0.8)	-
	6.1	5.6	(8.9)	2.8

Integration costs expensed in the year to December 31, 2005:

	Costs recorded in year to December 31, 2005	Paid in year to December 31, 2005	Closing liability
	$’M	$’M	$’M
Employee severance and retention payments for key TKT employees	7.0	(1.1)	5.9
Information technology costs	1.1	(1.1)	-
Other	1.6	(1.4)	0.2
	9.7	(3.6)	6.1
Included within:
Current liabilities	8.9	(3.6)	5.3
Other long-term liabilities	0.8	-	0.8
	9.7	(3.6)	6.1

6.	Reorganizations

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

•
an ongoing projects agreement relating to services that Supernus provided to Shire for a transitional period (ending in March 2006), on certain Shire projects until the projects were moved to third party suppliers; and

•
the severance of 28 employees. As at December 31, 2005, 16 had left the Company, and the remaining employees had left by March 31, 2006. Severance payments were made to the former employees over a 42 week period, as required by local regulations.

The sale has been reflected in the statement of operations in the period ended December 31, 2005 as follows:

	Other income, net	Research and development expense
	$’M	$’M
Gain on disposition	3.6	-
Employee severance	-	(1.2)
Other costs	-	(0.2)
	3.6	(1.4)

All items are recorded in the Pharmaceutical Products segment.

Actions commenced in 2004

North American site consolidation

As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $9.4 million and $48.5 million in the year to December 31, 2005 and 2004 respectively. Following the closure of the Newport site in July 2005, the site consolidation was completed and no further reorganization costs have been incurred in the year ended December 31, 2006.

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

As at December 31, 2005 all 137 employees had left the Company. The cost of the employee severance was ratably recognized over the period from the communication date to the termination date. In addition, all 85 of those employees who had agreed to relocate had relocated. The cost of relocation was recorded as it was incurred.

The following table presents the cost of the reorganization recorded to date and the total costs of the reorganization.

	Total costs recorded in year to December 31, 2005	Total costs recorded in year to December 31, 2004	Total costs of reorganization
	$’M	$’M	$’M
Employee severance and relocation costs	1.6	33.8	35.4
Write-off of property, plant and equipment	-	1.2	1.2
Consultancy costs	0.5	2.9	3.4
Duplicate facilities	7.3	5.1	12.4
Information technology costs	-	2.1	2.1
Other costs	-	3.4	3.4
	9.4	48.5	57.9

These charges have been reflected within reorganization costs in the statement of operations and are accounted for solely within the Pharmaceutical Products reporting segment.

As noted above, the duplicate facilities costs will be paid over the remaining life of the relevant leases, which all expire before October 31, 2012.

The following provides a reconciliation of the liability as at December 31, 2006:

	Opening liability	Utilization in year to December 31, 2006	Closing liability
	$m	$m	$m
Employee severance and relocation costs	0.6	(0.6)	-
Duplicate facilities	7.2	(2.2)	5.0
	7.8	(2.8)	5.0

Current liabilities (Note 17)	3.4	(1.0)	2.4
Other long-term liabilities (Note 19)	4.4	(1.8)	2.6
	7.8	(2.8)	5.0

The following provides a reconciliation of the liability as at December 31, 2005:

	Opening liability	Costs recorded in year to December 31, 2005	Utilization in year to December 31, 2005	Closing liability
	$’M	$’M	$’M	$’M
Employee severance and relocation costs	1.7	1.6	(2.7)	0.6
Consultancy costs	-	0.5	(0.5)	-
Duplicate facilities	2.5	7.3	(2.6)	7.2
	4.2	9.4	(5.8)	7.8

Current liabilities (Note 17)	1.7	7.5	(5.8)	3.4
Other long-term liabilities (Note 19)	2.5	1.9	-	4.4
	4.2	9.4	(5.8)	7.8

Disposition of the vaccines business

On September 9, 2004 the Company completed the disposition of its vaccines business to IDB. The total consideration for the sale was $120 million comprising $30 million of cash received at completion, $30 million of cash held in escrow and due on the first anniversary of completion and $60 million received at completion in the form of 4,931,864 subscription receipts of IDB. If, prior to January 10, 2005, IDB were to raise up to $60 million from equity related issuances, then it was required under the terms of the sale agreement to redeem the subscription receipts from Shire for $60 million. Accordingly, following the completion of such a fund raising on January 7, 2005, IDB redeemed the subscription receipts from Shire for $60 million in cash. On the first anniversary of completion, Shire received the $30 million of cash held in escrow.

As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million, which could be drawn down over the four years following completion. As at December 31, 2005, IDB had drawn down the entire $100 million loan. It was required that this facility be used by IDB to fund the development of injectable flu and pipeline products within the vaccines business acquired from Shire. Drawings under the loan facility were segregated into two components:

(i) Drawings for injectable flu development of $70.6 million repayable out of income generated by IDB on future non-Canadian injectable flu products, subject to minimum annual repayments in respect of the first $30 million of the drawing, to be made between 2007 and 2017; and

(ii) Drawings for pipeline development of $29.4 million repayable out of income generated by IDB on future pipeline products and have no fixed repayment schedule.

The transaction gave rise to an overall loss on disposition of the vaccines business of $41.1 million, recorded as a loss on disposition at completion in 2004 of $44.2 million and a subsequent provision release of $3.1 million being recognized during the year to December 31, 2005. This net loss on disposition of $41.1 million comprised a gain on disposition of net assets of $28.9 million together with a provision for a loss of $70 million out of the $100 million loan facility available to IDB. This provision was made on the basis that those loan repayments based solely on future sales of flu and pipeline products in development provided no certainty of recovery.

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

Operating results of the discontinued operations are summarized below.

Year to December 31,	2004
$’M
Revenues:
Product sales	3.6
Total revenues	3.6
Costs and expenses:
Cost of product sales	8.3
Research and development	9.2
Selling, general and administrative	5.6
Total operating expenses	23.1
Operating loss	(19.5)
Other (expense)/income, net	(0.6)
Loss from discontinued operations	(20.1)
Loss on disposition	(44.2)
(64.3)

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

Accordingly, the $78.7 million received was recorded as follows:

•	a gain on disposition of discontinued operations of $40.6 million (being the amount previously provided against the injectable flu development tranche);

•	settlement of the loan receivable balance of $31.6 million (being the unprovided component of the injectable flu development loan, plus recognised and accrued interest); and

•	interest income of $6.5 million (being interest earned in the year of $1.0 million and $5.5 million of interest earned but provided for in previous periods).

The repayment of the $70.6 million injectable flu tranche had no tax effect. There were no further developments in respect of the $29.4 million outstanding tranche of the IDB loan.

7.	Gain on sale of product rights

During the year, the Company disposed of its ADDERALL (immediate-release mixed amphetamine salts) product to Duramed Pharmaceuticals Inc, (Duramed) a subsidiary of Barr Pharmaceuticals, Inc., (Barr) for $63 million in cash. The sale completed on September 29, 2006. As a result the Company has recognised a pre-tax gain of $63 million within income from continuing operations.

8.	Accounts receivable, net

Trade receivables at December 31, 2006 of $310.8 million (December 31, 2005: $329.9 million), are stated net of a provision for doubtful accounts and sales discounts of $8.8 million (December 31, 2005: $9.7 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:

	2006 $’M	2005 $’M	2004 $’M
As at January 1,	9.7	4.3	7.9
Charged to operations	47.1	51.1	38.2
Released to income	-	-	(3.4)
Utilization	(48.0)	(45.6)	(38.4)
As at December 31,	8.8	9.7	4.3

Revenues are mainly derived in the US (71% of total revenues) from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. Material customers are disclosed in Note 25. Such clients have significant cash resources and therefore any credit risk associated with these transactions is considered minimal.

9.	Inventories

	December 31, 2006	December 31, 2005
	$’M	$’M
Finished goods	50.1	63.3
Work-in-process	59.2	53.9
Raw materials	21.8	18.8
	131.1	136.0

10.	Prepaid expenses and other current assets

	December 31, 2006	December 31, 2005
	$’M	$’M
Prepaid expenses	39.0	30.2
Income tax receivable	20.7	40.8
Value added taxes receivable	16.0	10.2
Supplemental Executive Retirement Plan (SERP) investment (see Note 28)	1.3	1.3
Other current assets	29.0	15.6
	106.0	98.1

The increase in other current assets is due to an increase in accrued income in relation to out-licensing and research and development arrangements.

11.	Investments

	December 31,	December 31,
	2006	2005
	$’M	$’M
Investments in private companies	15.1	9.1
Available-for-sale securities	16.5	18.1
Equity method investments	24.2	23.0
	55.8	50.2

The Company recorded impairments of $2.1 million on its investments during the year to December 31, 2006 (2005: $2.0 million; 2004 $15.4 million). See Note 26. All impairments in the three years presented were recorded in the Pharmaceutical Products segment.

(i)	Investments in private companies

During the year to December 31, 2006 additions to investments in private companies included $8.0 million (2005: $4.1 million) to ViroChem Pharma Inc. in return for an additional equity interest.

During the year to December 31, 2005 additions to investments in private companies included a $3.9 million investment in Supernus (less than 10% of total equity), as part consideration for the sale of the drug formulation business. The fair value of the investment was determined by reference to cash invested in Supernus by the other investors.

During the year to December 31, 2006 the Company recorded impairments of $1.8 million (2005: $1.6 million) against its investments in private companies based on a decline in the estimates of their fair value that the Company believes are other-than-temporary.

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

The changes in fair market value, which resulted in the write-downs referred to above, were based on the Company’s estimates of fair value. These estimates were derived from financial and other publicly available information such as press releases and recent capital raising activities.

(ii)	Available-for-sale securities

During 2006, there were no sales of available-for-sale securities. During the year to December 31, 2005 the Company sold an investment in an available-for-sale security, valued at $6.0 million (2004: $11.9 million), realizing a gain on the sale of $3.9 million (2004: $14.8 million). See Note 26.

The Company recorded other-than-temporary impairments of $0.3 million, $0.4 million and $1.6 million against its available for sale securities in the years to December 31, 2006, 2005 and 2004 respectively. At December 31, 2006 the Company had no available-for-sale investments in a significant unrealized loss position for which other-than-temporary impairments have not been recognized.

Equity method investments

	December 31,	December 31,
	2006	2005
	$’M	$’M
GSK Partnership	6.5	6.0
GeneChem Funds	11.2	12.7
Other	6.5	4.3
	24.2	23.0

(a) GSK Partnership

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada), using the equity method of accounting. The Company’s 50% share of the partnership is included within “Equity in earnings/(losses) of equity method investees”.

(b) GeneChem Funds

The GeneChem Technologies Venture Fund and the GeneChem Therapeutics Venture Fund (“The Funds”) are Canadian limited partnerships investing in healthcare research and development companies, in which the Company owns 30% and 11% of the issued shares respectively. At December 31, 2006, the Funds’ net assets totaled approximately $72.0 million (2005: $71 million). The Company is involved as a limited partner and the general partner of the Funds; involvement in the Funds dates from between 1997 and 2000. The Company’s exposure to loss as a result of its involvement with the Funds is limited to the carrying value of the investment, $11.2 million at December 31, 2006 and its commitment to further investment of $1.7 million.

During the year to December 31, 2004 the Company recorded an impairment of $4.0 million against the investment in the Funds following reviews of the Funds’ investment portfolios that identified other-than-temporary declines in the value of certain private and publicly quoted securities held by the Funds.

12.	Property, plant and equipment, net

	December 31,	December 31,
	2006	2005
	$’M	$’M
Land and buildings	188.6	157.2
Office furniture, fittings and equipment	136.4	91.1
Warehouse, laboratory and manufacturing equipment	39.3	44.1
Assets under construction	35.0	18.4
	399.3	310.8
Less: Accumulated depreciation	(106.5)	(76.8)
	292.8	234.0

Depreciation expense for the years to December 31, 2006, 2005 and 2004 was $48.1 million, $32.7 million, and $22.5 million respectively. The expense included a $0.5 million (2005: $6.5 million) impairment loss. In 2005, the impairment related to the plant and equipment of the drug formulation business. At the time of the impairment loss, the Company was expecting to close the business and, because the carrying value of the assets exceeded the expected future cash flows resulting from the closure, the assets were considered impaired.

13.	Goodwill, net

	December 31, 2006 $’M	Restated December 31, 2005 $’M
Goodwill arising on businesses acquired	237.4	225.6

The increase in the net book value of goodwill for the year to December 31, 2006 and 2005 is shown in the table below:

	2006	Restated 2005
	$’M	$’M
As at January 1,	225.6	235.4
Acquisitions	0.6	24.4
Adjustments relating to prior year acquisitions	7.6	-
Foreign currency translation	3.6	(34.2)
As at December 31,	237.4	225.6

During the period to December 31, 2006, the Company finalized the allocation of the purchase price in respect of the acquisition of TKT and as a result, goodwill in respect of the TKT acquisition increased by $5.9 million following the recognition of certain assets and liabilities, net of related deferred tax, as the fair values of these assets and liabilities are now reasonably estimable.

In accordance with FASB Statement 109, "Accounting for Income Taxes”, the Company is required to adjust goodwill for all changes in estimates related to tax contingencies regardless of the time elapsed since the date of acquisition. In the period to December 31, 2006, the goodwill in respect of the TKT acquisition increased by $1.7 million due to a change in estimate of pre-acquisition income tax contingencies.

As a result of these adjustments goodwill in respect of the TKT acquisition increased to $32.0 million (restated).

During the year to December 31, 2006 the Company acquired a company for $0.8 million which resulted in goodwill of $0.6 million. This goodwill is recorded in the Pharmaceutical Products segment.

During the period to December 31, 2005 the Company recognized $24.4 million (restated) as goodwill on acquisition of TKT (see Note 4), in accordance with SFAS No. 141. This goodwill is recorded in the Pharmaceutical Products segment.

Goodwill by operating segment

Shire’s internal management reporting structures show two operating segments: Pharmaceutical Products and Royalties. The Pharmaceutical Products segment comprises four therapeutic areas: CNS, GI, HGT and GP. The net book value of goodwill as at December 31, 2006 is all held in the Pharmaceutical Products segment.

14.	Other intangible assets, net

	December 31, 2006 $’M	December 31, 2005 $’M
Other intangible assets:
Intellectual property rights acquired	1,069.3	978.9
Less: accumulated amortization	(306.9)	(249.6)
	762.4	729.3

The increase in the net book value of other intangible assets for the year to December 31, 2006 is shown in the table below:

Other intangible assets
$’M
As at January 1, 2006	729.3
Acquisitions	82.3
Amortization charged	(56.3)
Asset impairments	(1.1)
Foreign currency translation	8.2
As at December 31, 2006	762.4

In 2006, the Company acquired $82.3 million of identifiable intangible assets. The weighted average amortization period of these assets is 10.1 years. These acquisitions relate to milestone payments made to third parties subsequent to regulatory approval which are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

Amortization charged for the three years to December 31, 2006, 2005 and 2004 was $56.3 million, $45.3 million and $38.7 million, respectively.

The estimated lives of all intangible assets that continue to be amortized under SFAS No. 142 are reviewed periodically by management. Management estimates that the annual amortization charges in respect of intangible fixed assets held as at December 31, 2006 will average approximately $51.6 million for each of the five years to December 31, 2011. Estimated amortization expense can be affected by various factors including future acquisitions (including the agreed acquisition of New River, see note 32), disposals of product rights and the technological advancement and regulatory approval of competitor products.

During 2006, the Company recorded impairments of $1.1 million. This impairment resulted from the decision not to support and promote certain non-core products going forward.

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

All impairments in the three years presented were recorded in the Pharmaceutical Products segment.

15.	Other non-current assets

	December 31,	December 31,
	2006	2005
	$’M	$’M
SERP investment (see Note 28)	7.0	7.6
IDB loan (see Note 6)	-	31.5
Other assets	5.4	3.8
	12.4	42.9

Further details of the SERP investment are provided in Note 28. The amount shown above is the cash surrender value of life insurance policies, which is backed by short-term investments. A liability of $4.7 million is included within Notes 17 and 19 (2005: $4.6 million).

16.	Accounts payable and accrued expenses

	December 31,	December 31,
	2006	2005
	$’M	$’M
Trade accounts payable	54.5	71.0
Accrued rebates - Medicaid	94.7	83.6
Accrued rebates - managed care	31.7	21.8
Sales return reserve	36.5	31.8
Accrued bonuses	47.5	39.4
Accrued employee compensation and benefits payable	29.7	20.9
Accrued coupons	13.0	5.2
Research and development accruals	52.9	22.1
Marketing accrual	32.1	17.4
Accrued royalties	4.3	4.7
Deferred revenue	7.1	11.8
Accrued settlement costs	22.0	13.0
Other accrued expenses	140.1	89.1
	566.1	431.8

17.	Other current liabilities

	December 31,	December 31,
	2006	2005
	$’M	$’M
Income taxes payable	294.5	93.6
Value added taxes	4.8	3.8
SERP (see Note 28)	1.0	1.3
Other accrued liabilities	13.3	7.3
	313.6	106.0

18.	Long-term debt

Credit Facilities

In connection with the acquisition of TKT, Shire plc and certain subsidiary companies entered into a Multicurrency Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, HSBC Bank plc and The Royal Bank of Scotland plc (the “Lenders”) on June 15, 2005. The Facilities Agreement comprises two credit facilities: (i) a committed multicurrency three year revolving loan facility in an aggregate amount of $500 million (“Facility A”) and (ii) a committed 364 day revolving loan facility in an aggregate amount of $300 million (“Facility B” and, together with Facility A, the “Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement. In June 2006 Facility B was extended for a further 364 days to June 13, 2007. In October 2006, Facility B was reduced to $200 million.

As at December 31, 2006 and 2005, the Company had not drawn down on these Facilities. The Facilities Agreement was cancelled in full with effect from February 27, 2007.

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “New Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007. The New Facilities Agreement comprises three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the New Facilities Agreement.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes. Term Loan A and Term Loan B may be used only for financing the acquisition of New River (including related fees and transaction costs) and refinancing any existing indebtedness of New River or its subsidiaries.

The RCF and Term Loan A mature on February 20, 2012. Term Loan A is repaid in annual installments on the anniversary of the New Facilities Agreement in the following amounts: $150 million in 2008, $150 million in 2009, $200 million in 2010, $200 million in 2011 and the balance on maturity. Term Loan B matures on February 19, 2008. As noted above, at Shire’s request, the maturity date of Term Loan B may be extended for a further 364 days.

The availability of loans under each of the Facilities is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The Facilities include representations and warranties, covenants and events of default, including (i) requirements that Shire’s ratio of Net Debt to EBITDA (as defined in the Facilities Agreement) does not exceed 3.50:1 for the 12 month period ending 31 December, 2007; 3.25:1 for the 12 month period ending 30 June 2008; and 3.00:1 for each 12 month period ending 31 December and 30 June thereafter, and (ii) that the ratio of EBITDA to Net Interest (as defined in the New Facilities Agreement) must not be less than 4.0 to 1, for each 12 month period ending 31 December or 30 June, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans and giving of guarantees.

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one week or one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan drawn under the RCF or Term Loan A for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending 31 December, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the New Facilities Agreement). The interest rate on each loan drawn under Term Loan B for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (being from 0.50 per cent for the first six months from the date of the New Facilities Agreement, 0.75 per cent for the second six months and 1.00 per cent per annum thereafter), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement).

Shire shall also pay fees equal to 35 per cent per annum of the applicable margin on available commitments under the RCF for the availability period applicable to the RCF and 20 per cent per annum of the applicable margin on available commitments under Term Loan A and Term Loan B for the availability period applicable to Term Loan A and Term Loan B. Interest on overdue amounts under the Facilities will accrue at a rate, which is one percentage point higher than the rates otherwise applicable to the loans under the Facilities.

The Facilities Agreement restricts (subject to certain carve-outs) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans. Further, any lender may require mandatory prepayment of its participation if there is a change in control of Shire.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be cancelled, all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable. Events of default under the New Facilities Agreement include: (i) non-payment of any amounts due under the Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain US Employee Retirement Income Security Act (ERISA) breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the New Facilities Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the New Facilities Agreement repudiates the New Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The New Facilities Agreement is governed by English law.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facilities will be sufficient to meet its anticipated future operating expenses, any costs arising as a result of the acquisition of New River, outstanding costs related to the acquisition of TKT, capital expenditures, dividends, share repurchases and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the Facilities Agreement discussed above and possibly through new borrowings and/or the issue of new equity if necessary.

TKT convertible loan notes

As at December 31, 2005 all of TKT’s 1.25% 2011 Convertible Notes had been converted and redeemed.

19.	Other non-current liabilities

	December 31,	December 31,
	2006	2005
	$’M	$’M
SERP (see Note 28)	3.7	3.3
Long-term bonuses	6.9	4.8
Deferred revenue	9.0	5.9
Insurance provisions	13.7	11.3
Onerous lease provisions	6.9	7.7
Other accrued liabilities	11.9	10.5
	52.1	43.5

Deferred revenue relates to amounts received from the out-licensing of AGRYLIN, FOSRENOL, ELAPRASE and REPLAGAL in Japan and the global out-licensing of TROXATYL.

The onerous lease provisions at December 31, 2006 include $2.6 million in respect of the North American site consolidation (2005: $4.4 million).

20.	Financial instruments

The estimated fair values of the Company’s financial instruments as at December 31, 2006 and 2005 are summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Short-term investments (commercial paper and institutional and managed cash funds) - the carrying value approximates fair value because of the short-term nature of these instruments.

•	Restricted cash - the carrying value either approximates fair value because of the short-term nature of the instruments or equals the fair value as such instruments are marked to market.

•	Investments (available-for-sale securities) - the carrying value of non-current investments with readily determinable market values equals the fair value as such instruments are marked to market.

•
Long-term debt - the fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates or, where the debt instrument is traded, by reference to the market price.

•
Derivatives - derivative instruments comprise forward foreign exchange contracts. As at December 31, 2006 the Company had 18 outstanding forward foreign exchange contracts with a total principal amount of $98.3 million equivalent to manage the currency risk associated with certain inter-company loans. The Company does not seek hedge accounting treatment for these hedges and therefore changes in the fair value of these derivatives are accounted for in the statement of operations. As at December 31, 2006 there were net unrealized losses of $8.1 million on these contracts.

The carrying amounts and corresponding fair values of financial instruments are as follows:

December 31, 2006	Carrying amount	Fair value
	$’M	$’M
Financial assets:
Restricted cash	29.8	29.8
Investments (available-for-sale securities) (Note 11)	16.5	16.5

Financial liabilities:
Derivatives	(8.1)	(8.1)

December 31, 2005	Carrying amount	Fair value
	$’M	$’M
Financial assets:
Short-term investments (institutional and managed cash funds)	6.9	6.9
Restricted cash	30.6	30.6
Investments (available-for-sale securities) (Note 11)	18.1	18.1
Derivatives	2.5	2.5

Financial liabilities:
Long-term debt	(0.1)	(0.1)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

21.	Commitments and contingencies

(a) Operating Leases

Future minimum operating lease payments presented below include lease payments and other fixed executory fees under lease arrangements as at December 31, 2006

Operating leases $’M
2007	28.8
2008	27.5
2009	23.7
2010	23.1
2011	16.0
Thereafter	38.3
157.4

(i)	Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $23.7 million, $20.6 million and $15.3 million for the years to December 31, 2006, 2005 and 2004 respectively.

During the year to December 31, 2004, Shire Inc., a wholly owned subsidiary of Shire, signed two eleven-year operating leases on properties in Wayne, Pennsylvania. Shire US, Inc., another wholly owned subsidiary, acts as guarantor in respect of these leases. The future minimum lease payments under the lease agreements are $52.6 million in aggregate.

(ii)	Restricted cash in respect of leases

At December 31, 2006 the Company had $6.7 million of restricted cash held as collateral for certain equipment leases (2005: $5.5 million).

(b) Letters of credit and guarantees

As at December 31, 2006 the Company had the following letters of credit:

(i)
an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $14.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.3 million, as required by this letter of credit; and

(ii)
an irrevocable standby letter of credit with Bank of America in the amount of $7.8 million, providing security on the payment of lease obligations. The Company has restricted cash of $7.8 million, as required by this letter of credit.

(c) Commitments

(i)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (Noven) of the worldwide sales and marketing rights to DAYTRANA, Shire has a remaining obligation to pay Noven up to $50 million, contingent on future sales performance.

DAYTRANA received final regulatory approval from the US Food and Drug Administration (FDA) on April 6, 2006 and as a result Shire paid a $50 million milestone to Noven. During the year, the Company also reached a sales milestone for DAYTRANA, and, as a result, Shire will make a payment to Noven of $25 million in 2007. Both amounts have been capitalized and amortization of these amounts, together with the upfront milestone payment of $25 million made in 2003, will continue over the estimated life of the product of approximately 10 years.

(ii)	VYVANSE

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling VYVANSE in the US. In the rest of the world, Shire acquired the license to develop and commercialize VYVANSE, in consideration of a low double-digit royalty.

Under the terms of the agreement, the parties will collaborate on VYVANSE development, manufacturing, marketing and sales in the US. New River will be financially and operationally responsible for clinical and manufacturing development. Shire will book the product sales and New River will supply up to 25% of the sales effort under a co-promotion right. Shire is obligated to give VYVANSE marketing and promotional priority over its other oral ADHD stimulants should VYVANSE’s label contain a claim that it has decreased potential for abuse or overdose protection. Shire paid an initial sum of $50 million on signing and a further $50 million was paid to New River following acceptance of the filing of a New Drug Application (NDA) by the FDA in January 2006.

If VYVANSE is approved with a Schedule III, IV or V classification or is unscheduled ("favorable scheduling"), Shire will pay New River a $300 million milestone payment. US operating profit will be divided as follows: Shire will retain 75% of profits for the first two years following launch, and the parties will share the profits equally thereafter.

In the event that VYVANSE receives a final Schedule II classification, no milestone payment will be payable by Shire to New River upon approval. Division of profits will be calculated under an alternative profit sharing scheme. New River’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset sales based formula; for following years, it will be at least 50%, though it may increase to a value determined by a preset sales based formula thereafter. These formulas, which include yearly threshold sales, are set out in Exhibit 99.02 to the Company's Form 8-K filed on October 10, 2006. If VYVANSE is classified as Schedule II on approval and then gets favorable scheduling within one year of the first commercial sale, Shire will pay New River a $200 million milestone payment; if favorable scheduling occurs by the third anniversary, the milestone payment will be $100 million. Upon favorable scheduling being achieved under each of these scenarios, the profit sharing formula reverts to that applicable to favorable scheduling.

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

Shire is entitled to terminate the agreement until 30 days following approval of VYVANSE. If Shire terminates before regulatory approval, no payment would be due to Shire. If Shire terminates after approval and VYVANSE has received a favorable scheduling assignment, no payment would be due to Shire. If the approved VYVANSE has received a Schedule II classification, Shire would be entitled to a $50 million termination payment, payable in cash, New River common stock, or an unsecured, 5-year promissory note, as will be agreed upon by Shire and New River.

On February 20, 2007 the Company announced that it had agreed to acquire New River for $2.6 billion in cash. On completion of the acquisition of New River, Shire will terminate these commitments. For further information see note 32.

(iii)	Women’s Health Products

Shire and Duramed entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license in a number of markets outside of North America, including the larger European markets to Duramed’s oral contraceptive, SEASONIQUE. This agreement became effective on September 6, 2006.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years. US Development expenditure reimbursement for the year ended December 31, 2006 totalled $2.5 million, with $2.0 million due for reimbursement at December 31, 2006. At December 31, 2006, the maximum future reimbursement for Duramed incurred US development expenditure is therefore $137.5 million. Shire will separately be responsible for development costs in its licensed territories.

(iv)	Tissue Protective Cytokine (TPC) technology development rights

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

(iv)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv) at December 31, 2006 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $75.6 million (December 31, 2005: $18.0 million), of which $12.9 million could be paid in 2007.

(v)	TKT shareholders seeking appraisal rights

As at December 31, 2006, appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see section (d) below. At December 31, 2006 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $32.4 million that may be awarded by the Court (see Note 4). Until such time as the appraisal process is complete the Company is unable to determine the extent of its liability. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.

(vi)	Clinical testing

As at December 31, 2006, the Company had committed to pay approximately $55.0 million to contract vendors for administering and executing clinical trials. The Company expects to pay $36.1 million for these commitments throughout 2007. However, the timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii)	Contract manufacturing

As at December 31, 2006 the Company had committed to pay approximately $83.4 million in respect of contract manufacturing, of which $64.5 million will be payable in 2007 and a further $18.9 million will be payable in 2008.

(viii)	Investment commitments

As at December 31, 2006 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $15.9 million (2005: $25.2 million) which could be payable in 2007, depending on the timing of capital calls.

(ix)	Capital commitments

At December 31, 2006, the Company has committed to spend $0.8 million in 2006 in respect of capital commitments. This relates to the expansion and modification of its manufacturing facilities at Owings Mills, Maryland.

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

As at December 31, 2005 provisions for litigation losses, insurance claims and other disputes totaled $35.7 million (2005: $27.8 million).

ADDERALL XR

(i)	Barr Laboratories, Inc.

Shire’s extended release "once daily" version of ADDERALL, ADDERALL XR, is covered by US Patent No. 6,322,819 (the ‘819 Patent) and US Patent No. 6,605,300 (the ‘300 Patent). In January 2003 the Company was notified that Barr had submitted an Abbreviated New Drug Application (ANDA) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR (Barr’s ANDA products) prior to the expiration date of the Company’s ‘819 Patent, and alleging that the ‘819 Patent is not infringed by Barr's ANDA products. In August 2003 Shire was notified that Barr also was seeking permission to market its ANDA products prior to the expiration date of the ‘300 Patent and alleging that the ‘300 Patent is invalid. Shire Laboratories, Inc, (Shire Laboratories) filed suit against Barr for infringement of the ‘819 Patent in February 2003 and for infringement of the ‘300 Patent in September 2003. The schedules for the lawsuits against Barr with respect to the ‘819 and ‘300 Patents were consolidated in December 2003. The Company sought a ruling that Barr’s ANDA and ANDA products infringe the ‘819 and ‘300 Patents and that its ANDA should not be approved before the expiration date of the patents. The Company also sought injunctions to prevent Barr from commercializing its ANDA products before the expiration of the ‘819 and ‘300 Patents, damages in the event that Barr should engage in such commercialization, and its attorneys’ fees and costs. On September 27, 2004 Barr filed an amended Answer, Affirmative Defense and Counterclaim in which Barr added the following counterclaims: invalidity of the ‘819 patent, non-infringement of the ‘300 Patent and unenforceability of the ‘819 and ‘300 Patents due to inequitable conduct. Shire asserted affirmative defenses, alleging, among other things, that Barr has waived its right to assert the counterclaims set forth in its September 27, 2004 amended Answer. Under the Court’s schedule summary judgment motions were to be filed and fully briefed by October 14, 2005. Neither Shire nor Barr filed summary judgment motions. On December 9, 2005, the Court continued the final pre-trial conference to March 10, 2006.

Shire’s lawsuits triggered stays of final FDA approval of Barr’s ANDA of up to 30 months from the date of the Company’s receipt of Barr’s notice letters. The second and final 30 month stay related to the lawsuit regarding the ‘300 Patent expired on February 18, 2006. As the stay has expired, the FDA may approve Barr's ANDA, subject to satisfaction by Barr of the FDA's requirements. The FDA has not approved Barr’s ANDA at this time.

On October 19, 2005 Shire brought another lawsuit against Barr in the Southern District of New York alleging infringement of US Patent No. 6,913,768 (the ‘768 Patent), which issued on July 5, 2005. The Company sought an injunction to prevent Barr from infringing the ‘768 Patent, damages in the event that Barr should commercialize its ANDA products, attorneys’ fees and costs. Barr moved to dismiss this action asserting that there was no subject matter jurisdiction. A hearing on this motion was held on February 17, 2006. The Court never ruled on this motion.

During October 2005 Shire filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. Shire believes that these requested criteria will ensure that generic formulations of ADDERALL XR or follow-on drug products will be clinically effective and safe. In January 2006 Shire filed a supplemental amendment to its original Citizen Petition, which included additional clinical data in support of the original filing. On April 20, 2006 Shire received correspondence from the FDA informing Shire that the FDA has not yet resolved the issues raised in Shire’s pending ADDERALL XR Citizen Petition. The correspondence states that, due to the complex issues raised requiring extensive review and analysis by the FDA’s officials, a decision cannot be reached at this time. The FDA’s interim response is in accordance with FDA regulations concerning Citizen Petitions.

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

Shire and Duramed, a subsidiary of Barr, entered into an agreement related to Duramed’s transvaginal ring technology that will be applied to at least five women’s health products, as well as a license to Duramed’s currently marketed oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) (the product development and license agreement). Shire was granted exclusive rights to market these products on a royalty-free basis in a number of markets outside of North America, including the larger European markets. Duramed will market these products in North America. SEASONIQUE is already marketed in the United States by Duramed but Shire will need to obtain appropriate regulatory authorisations to commence marketing this product in Europe. Under this agreement, Shire made an initial payment of $25 million to Duramed on September 13, 2006 for previously incurred product development expenses, and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140 million over eight years, with the amount capped at $30 million per annum.

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

As required by law, Shire submitted to the FTC and the DOJ all of the agreements with Barr and its subsidiaries that were entered into on August 14, 2006. On October 3, 2006, the FTC notified Shire that it is reviewing the settlement agreement with Barr. While the Company has not received any requests for information regarding the settlement agreement, Shire intends on cooperating with the FTC should it receive any such requests.  The FTC's review should not be considered to be an indication that Shire or any other company violated any law, and Shire believes that the settlement agreement is in compliance with all applicable laws.

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

In December 2004, Shire received an additional notification from Impax advising of the filing of an amendment to its ANDA for a generic version of the 5mg, 10mg, 15mg, 20mg and 25mg strengths of ADDERALL XR in addition to the 30mg strength, the subject of Impax’s initial ANDA submission. In January 2005, Shire Laboratories filed suit against Impax for infringement of the ‘819 and ‘300 Patents by these lower strength dosage forms; this suit was consolidated with the earlier case against Impax.

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

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (Teva Pharmaceuticals) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. (Teva Israel) and Teva Pharmaceuticals USA, Inc. (Teva USA) (collectively Teva) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25 mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30 mg strengths versions of ADDERALL XR. On January 30, 2007, the case was transferred to the civil suspense docket with an

Order requiring the parties to notify the Court of the status of the case on the first business day of every month. No trial date has been set.

(v)	Andrx Pharmaceuticals, LLC

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (Andrx) had submitted a ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire Laboratories and Shire LLC. have filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx Pharmaceuticals, LLC. and Andrx Corporation (collectively “Andrx”) for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, is also named in the lawsuits.  The lawsuits allege that all of Andrx’s generic strengths infringe the patents in suit. Pursuant to Hatch-Waxman legislation, there will be a 30-month stay with respect to Andrx’s proposed generic products.

(vi)	Sandoz Inc.

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents. On January 26, 2007, Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 patents. The lawsuit triggers a stay of FDA approval of up to 30 months from the Company’s receipt of Sandoz’s notice. The court has ordered a scheduling and planning conference for March 21, 2007. No trial date has been set.

None of Colony, Andrx, Teva or Sandoz may launch their generic versions of ADDERALL XR before they receive final FDA approval of their respective ANDAs and before the expiration of the first to file’s exclusivity rights.

CARBATROL

(i) Nostrum Pharmaceuticals, Inc.

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (Nostrum) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the ‘013 Patent) and US patent No. 5,326,570 (the ‘570 Patent). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004, the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004, Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent, which Shire opposed. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006. On the January 8, 2007 the parties requested a further stay discovery until March 30, 2007, which has not yet been granted by the Court. No trial date has been set.

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

(ii) Corepharma LLC

On March 30, 2006 the Company was notified that Corepharma LLC (Corepharma) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 17,

2006, Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. The Company was seeking a ruling that Corepharma’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before their expiration dates. The Company was also seeking an injunction to prevent Corepharma from commercializing its ANDA products before the expiration of the ‘013 and ‘570 Patents, damages in the event that Corepharma should engage in such commercialization, as well as its attorneys’ fees and costs. On September 1, 2006, the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims, Corepharma is alleging noninfringement and invalidity of the ‘570 Patent, noninfringement of the ‘013 Patent and federal and state antitrust violations. The parties have agreed to, and the court has accepted, a dismissal without prejudice of the antitrust counterclaims until a final judgment has been entered in the patent case. Corepharma has also filed a motion for a judgment on the pleadings of noninfringement of the ‘013 Patent, which Shire has opposed, including moving to dismiss the ‘013 Patent noninfringement counterclaim for lack of subject matter jurisdiction. The Court heard oral argument on these two motions on February 26, 2007, immediately after which the Court granted Shire’s motion to dismiss for lack of subject matter jurisdiction, rendering moot Corepharma’s motion for noninfringement of the ‘013 Patent.

The parties exchanged written discovery on January 26, 2007, and will appear before the Court for a status conference on March 13, 2007. No further discovery schedule or trial date has been set.

Corepharma may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Corepharma’s notice letter.

GENE ACTIVATION

In 1996, Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (Serono) and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the '071 Patent), which purportedly covers certain methods of gene activation.  In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively.  Shire HGT (formerly known as TKT) was not a party to this interference. The District of Columbia action was subsequently transferred and consolidated with the District of Massachusetts action (the Appeal).

In August 2004, Serono served Shire HGT with an amended complaint in the Appeal.  The amended complaint alleges that Shire HGT infringes Serono’s '071 Patent.  In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim of the Appeal at the District Court level.

Pre-trial proceedings concerning the Appeal between Serono and Cell Genesys are ongoing and Serono’s infringement action against the Company remains stayed pending resolution of those proceedings. In view of the stay, the Company has not yet answered Serono’s complaint.

GA-GCB

In January 2005, Genzyme Corporation (Genzyme) filed suit against Shire HGT in the District Court of Tel Aviv-Jaffa, Israel, claiming that Shire HGT's Phase 1/2 clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Genzyme’s Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients and to prevent Shire HGT from submitting data generated from the clinical trial to regulatory agencies. In March 2005 the District Court refused to grant Genzyme's motion for a preliminary injunction. The lawsuit was dismissed in January 2006.

DYNEPO

Since 1997, Shire HGT and Sanofi-Aventis have been involved in ongoing patent litigation regarding Amgen’s allegations that DYNEPO infringes claims of five of Amgen’s patents. In 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed certain claims of the patents that Amgen had asserted. This decision was appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) which affirmed in part, reversed in part, and remanded the action to the United States District Court of Massachusetts for further proceedings.

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis. This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court. Recently, Amgen has filed a request for an extension of time to file a petition for certiorari with the Supreme Court.

Under the most recent Federal Circuit decision, the Company and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents. The Company is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. This litigation has no impact on Shire’s ability to make, use and sell DYNEPO outside of the United States.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005, at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005, the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at December 31, 2006, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a consolidation order filed by Shire HGT whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

Class Action Shareholder Suit

In January and February 2003, various parties filed purported securities fraud class action lawsuits against TKT and Richard Selden, TKT's former Chief Executive Officer, in the United States District Court for the District of Massachusetts. In April 2003, the Court appointed a Lead Plaintiff and Lead Counsel and consolidated the various matters under one matter: In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

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

The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during the period between January 4, 2001 and January 10, 2003. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

In May 2004, the Court granted in part and denied in part TKT's motion to dismiss. In particular, the Court dismissed allegations against TKT to the extent they arose out of certain forward-looking statements protected by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001.The Court allowed all other allegations to remain. In July 2004, the plaintiffs voluntarily dismissed all claims based on the third public offering dated December 26, 2001.

In November 2005, the court granted the plaintiffs’ motion for class certification. On May 23, 2005, the court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company. On June 5, 2006, the court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas. On November 9, 2006, Mr. Geffken filed an Agreement for Judgment on all claims alleged against him. The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

22.	Shareholders’ equity

(i)	Authorised common stock

The authorized stock of Shire plc as at December 31, 2006 was 750,000,000 ordinary shares, 10,000,000 special voting shares and 2 deferred ordinary shares.

The special voting shares are held by a Voting Trustee, providing the holders of exchangeable shares in Shire Acquisition, Inc., with as nearly as practicable voting rights equivalent to those attached to Shire’s ordinary shares. During 2006, 50,000 non-voting preference shares, which were authorized and issued for the purpose of the Scheme of Arrangement only, have been redeemed.

(ii)	Dividends

Under English law, Shire can pay dividends only out of its distributable reserves, defined as the accumulated realized profits under UK generally accepted accounting principles (including reserves arising from a reduction of share capital), of the parent company, Shire plc (and not the consolidated Company), so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Shire plc can make a distribution only if the distribution does not reduce its net assets below the aggregate of the called up share capital and undistributable reserves. Any dividends will be at the discretion of the Board of Directors, will be declared in US dollars and will be paid in Pounds Sterling to Ordinary Shareholders, US Dollars to ADS holders and Canadian Dollars to Exchangeable Shareholders. At December 31, 2006 Shire plc’s distributable reserves were $2,899 million.

(iii)	Treasury stock

The Company records the purchase of its own shares as a reduction of shareholders’ equity based on the price paid for the shares. During the period to December 31, 2006 a total of 5.3 million ordinary shares and 0.1 million American Depository Shares had been purchased for total consideration of $92.0 million, including stamp duty and broker commission.

Equity financing in 2007

On February 20, 2007 Shire also raised approximately $900 million through the private placement of 42,883,721 new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

23.	Related parties

(i)	Professional fees

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant, a non-executive director of Shire, is a partner, totaling $0.6 million for the year to December 31, 2006 (2005: $0.5 million; 2004: $2.1 million).

(ii)	NeuroChem Inc.

In April 2004 Shire BioChem Inc. (BioChem), a subsidiary of Shire, sold a Canadian property to NeuroChem Inc. for $7.8 million (CAN$10.5 million). At the time of the transaction, Dr Bellini, a non-executive director of Biochem and, until May 10, 2003 a non-executive director of Shire, and Mr Nordmann, a non-executive director of Shire were both directors of NeuroChem Inc. and Dr Bellini had an indirect substantial interest in the issued share capital of Neurochem Inc. at the time of the transaction. Mr Nordmann stepped down as a director of Neurochem Inc. in August 2006.

(iii)	ViroChem Pharma Inc.

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem. In April 2006 and April 2005, the Company contributed cash of $8.0 million (CAN$9 million) and $4.1 million (CAN$5 million) respectively to ViroChem in return for an additional equity interest.

Dr Bellini, a non-executive director of BioChem and, until May 10, 2003, a non-executive director of Shire, had, at the time of the transaction, an indirect substantial interest in a company, which is a co-investor of ViroChem. The Company has undertaken to invest an additional $5.0 million (CAN$6.0 million) in ViroChem.

(iv)	Xanodyne Pharmaceuticals Inc.

In October 2005, the Company sub-leased its office premises in Newport to Xanodyne Pharmaceuticals Inc. Dr James Cavanaugh, the non-executive Chairman of the Company, was the Chairman of the Board of Directors of Xanodyne Pharmaceuticals, Inc. up to February 9, 2007 and remains a Board Director. As a result of the transaction the Company will receive $7.8 million (net of inducements) in lease income over the sub-lease period from Xanodyne Pharmaceuticals Inc.

24.	Earnings per share

The following table reconciles income/(loss) from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Year to December 31,		Adjusted and restated	Adjusted
	2006	2005	2004
	$’M	$’M	$’M
Income/(loss) from continuing operations	237.6	(581.5)	300.6

Loss from discontinued operations, net of tax	-	-	(20.1)
Gain/(loss) on disposition of discontinued operations, net of tax	40.6	3.1	(44.2)
Numerator for basic earnings/(loss) per share	278.2	(578.4)	236.3
Interest charged on convertible debt, net of tax	-	-	3.4
Numerator for diluted earnings/(loss) per share	278.2	(578.4)	239.7

Year to December 31,	2006	2005	2004
Weighted average number of shares outstanding	No. of shares Millions	No. of shares Millions	No. of shares Millions
Basic	503.4	500.2	496.3
Effect of dilutive shares:
Share options	5.3	-	3.0
Convertible debt	-	-	11.9
Warrants	0.6	-	0.1
	5.9	-	15.0
Diluted	509.3	500.2	511.3

		Adjusted and restated		Adjusted
	2006	2005		2004
Basic earnings per share:
Income/(loss) from continuing operations	47.2c	(116.2c	)	60.6c
Loss from discontinued operations, net of tax	-	-		(4.1c	)
Gain/(loss) on disposition of discontinued operations	8.1c	0.6c		(8.9c	)
	55.3c	(115.6c	)	47.6c

Diluted earnings per share:
Income/(loss) from continuing operations	46.6c	(116.2c	)	59.4c
Loss from discontinued operations, net of tax	-	-		(3.9c	)
Gain/(loss) on disposition of discontinued operations	8.0c	0.6c		(8.6c	)
	54.6c	(115.6c	)	46.9c

The share options and warrants not included in the calculation of the diluted weighted average number of shares are shown below:

Year to December 31,	2006	2005	2004
	No. of shares(1) Million	No. of shares(2) Million	No. of shares(1) Million
Share options	7.7	20.7	16.6
Warrants	-	1.3	-
	7.7	22.0	16.6

1.	Not included as the exercise price exceeded the Company’s average share price during the calculation period.

2.	Not included as the Company made a loss during the reporting period.

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

Year to December 31, 2006	Pharmaceutical		Segment
	Products	Royalties	Sub-total	All Other	Total
	$’M	$’M	$’M	$’M	$’M
Product sales	1,535.8	-	1,535.8	-	1,535.8
Royalties	-	242.9	242.9	-	242.9
Other revenues	-	-	-	17.8	17.8
Total revenues	1,535.8	242.9	1,778.7	17.8	1,796.5

Cost of product sales (2)	247.7	-	247.7	-	247.7
Research and development (2)	386.9	-	386.9	-	386.9
Selling, general and administrative (2)	835.4	-	835.4	-	835.4
Depreciation and amortization (1)	99.6	-	99.6	-	99.6
Intangible asset impairment	1.1	-	1.1	-	1.1
Integration costs	5.6	-	5.6	-	5.6
Gain on sale of product rights	(63.0)	-	(63.0)	-	(63.0)
Total operating expenses	1,513.3	-	1,513.3	-	1,513.3
Operating income	22.5	242.9	265.4	17.8	283.2

Total assets from continuing operations	3,265.9	60.5	3,326.4	-	3326.4
Long-lived assets	1,516.1	-	1,516.1	-	1,516.1
Capital expenditure on long-lived assets	168.9	-	168.9	-	168.9

1.
Included in depreciation and amortization is the write-down of property, plant and equipment of 0.5 million. Depreciation from manufacturing plants of $4.8 million is included in cost of product sales.

2.	Stock-based compensation of $43.0 million is included in: cost of product sales ($3.2 million), research and development ($5.4 million) and selling, general and administrative ($34.4 million).

Year to December 31, 2005	Adjusted and restated Pharmaceutical		Adjusted and restated Segment		Adjusted and restated
	Products	Royalties	Sub-total	All Other	Total
	$’M	$’M	$’M	$’M	$’M
Product sales	1,327.7	-	1,327.7	-	1,327.7
Royalties	-	242.9	242.9	-	242.9
Other revenues	-	-	-	28.7	28.7
Total revenues	1,327.7	242.9	1,570.6	28.7	1,599.3

Cost of product sales(2)	215.5	-	215.5	-	215.5
Research and development (2)	333.7	-	333.7	5.4	339.1
Selling, general and administrative(2)	655.5	-	655.5	-	655.5
Depreciation and amortization (1)	74.4	-	74.4	-	74.4
Intangible asset impairment	5.6	-	5.6	-	5.6
Reorganization costs	9.4	-	9.4	-	9.4
Integration costs	9.7	-	9.7	-	9.7
In-process research and development write-off	815.0	-	815.0	-	815.0
Total operating expenses	2,118.8	-	2,118.8	5.4	2,124.2
Operating (loss)/ income	(791.1)	242.9	(548.2)	23.3	(524.9)

Total assets from continuing operations	2,597.0	59.2	2,656.2	-	2,656.2
Long-lived assets	1,344.0	-	1,344.0	-	1,344.0
Capital expenditure on long-lived assets	114.4	-	114.4	-	114.4

1.
Included in depreciation and amortization is the write-down of property, plant and equipment of $6.5 million. Depreciation from manufacturing plants ($3.5 million) is included in cost of product sales.

2.	Stock-based compensation of $29.2 million is included in: cost of product sales ($1.5 million), research and development ($2.9 million) and selling, general and administrative ($24.8 million).

Year to December 31, 2004	Adjusted		Adjusted
	Pharmaceutical		Segment		Adjusted
	Products	Royalties	Sub-total	All Other	Total
	$’M	$’M	$’M	$’M	$’M
Product sales	1,112.5	-	1,112.5	-	1,112.5
Royalties	-	230.4	230.4	-	230.4
Other revenues	-	-	-	20.3	20.3
Total revenues	1,112.5	230.4	1,342.9	20.3	1,363.2

Cost of product sales(2)	143.3	-	143.3	-	143.3
Research and development (2)	196.3	-	196.3	3.3	199.6
Selling, general and administrative (2)	486.9	-	486.9	-	486.9
Depreciation and amortization (1)	58.5	-	58.5	-	58.5
Intangible asset impairment	13.5	-	13.5	-	13.5
Reorganization costs	48.5	-	48.5	-	48.5
Total operating expenses	947.0	-	947.0	3.3	950.3
Operating income	165.5	230.4	395.9	17.0	412.9

Total assets from continuing operations	2,654.0	60.9	2,714.9	-	2,714.9
Long-lived assets	785.9	-	785.9	-	785.9
Capital expenditure on long-lived assets	93.9	-	93.9	-	93.9

(1)	Depreciation from manufacturing plants ($2.7 million) is included in cost of product sales.

(2)	Stock-based compensation of $33.8 million is included in: cost of product sales ($1.4 million), research and development ($3.5 million) and selling, general and administrative ($28.9 million).

Geographic Information

Revenues (based on the geographic location from which the sale originated):

Year to December 31,	2006 $’M	2005 $’M	2004 $’M
United Kingdom	187.5	184.6	84.9
North America	1,341.0	1,233.5	1,086.1
Rest of World	268.0	181.2	192.2
Total	1,796.5	1,599.3	1,363.2

Long-lived assets (all non-current assets, excluding deferred tax assets, investments and financial instruments based on the geographic location within which the economic benefits arise):

Year to December 31,	2006 $’M	Restated 2005 $’M
United Kingdom	136.1	124.4
North America	559.3	579.9
Rest of World	609.6	527.5
Total	1,305.0	1,231.8

Material customers

In the periods set out below, certain customers, all within the Pharmaceutical Products operating segment, accounted for greater than 10% of the Company’s total revenues:

Year to December 31,	2006	2006	2005	2005	2004	2004
	$’M	% revenue	$’M	% revenue	$’M	% revenue
Cardinal Health Inc.	665.0	37%	599.5	37%	339.1	25%
McKesson Corp.	439.8	24%	345.7	22%	304.0	22%
Amerisource Bergen Corp.	172.5	10%	154.7	10%	168.0	12%
Walgreen Co.	n/a	n/a	n/a	n/a	156.6	11%

Amounts outstanding as at December 31, in respect of these material customers were as follows:

December 31,	2006	2005
	$’M	$’M
Cardinal Health Inc.	57.6	94.1
McKesson Corp.	42.2	47.2
Amerisource Bergen Corp.	13.4	20.4

Revenues by product

In the periods set out below, revenues by major product were as follows:

	2006 $’M	2005 $’M	2004 $’M

ADDERALL XR	863.6	730.8	606.7
PENTASA	137.8	136.1	115.0
REPLAGAL	117.7	41.3	-
CARBATROL	68.3	72.1	54.3
AGRYLIN/XAGRID	60.8	92.8	152.5
FOSRENOL	44.8	53.5	-
CALCICHEW	45.5	38.7	38.3
DAYTRANA	25.1	-	-
ELAPRASE	23.6	-	-
ADDERALL	23.6	43.1	34.5
Other	125.0	119.3	111.2
	1,535.8	1,327.7	1,112.5

26.	Interest expense

Interest expense for the year to December 31, 2006, 2005 and 2004 was $26.4 million, $12.0 million and $12.3 million respectively. Included in the amount for the year to December 31, 2006 was a $24.6 million (2005: $7.7 million) provision for interest, which may be awarded by the court in respect of amounts due to former holders of approximately 11.3 million shares of TKT common stock who have submitted written demands for appraisal of these shares. The provision was based on an estimate of Shire’s average marginal cost of borrowing from the acquisition date.

In the year to December 31, 2005 Shire also incurred interest expense of $1.2 million relating to the costs of a bridging loan to finance the TKT acquisition.

In the year to December 31, 2004 interest expense included the write-off of $7.4 million of deferred financing costs following the redemption of $370.1 million of convertible loan notes during 2004 and the interest expense prior to the redemption of $4.2 million.

27.	Other income, net

Year to December 31,	2006	2005	2004
	$’M	$’M	$’M
Impairment of long-term investments (see Note 11)	(2.1)	(2.0)	(15.4)
GeneChem Funds management fee	4.6	4.3	4.0
Gain on sale of available-for-sale security (see Note 11)	-	3.9	14.8
Gain on sale of drug formulation business	-	3.6	-
Foreign exchange	3.2	(1.4)	(2.5)
Other	3.8	1.5	3.0
	9.5	9.9	3.9

28.	Retirement benefits

(a) Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. For the defined contribution retirement plans, the level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $15.0 milllion, $14.1 million and $9.0 million for the years to December 31, 2006, 2005 and 2004, respectively, and were charged to operations as they became payable.

(b) Defined benefit pension plans

(i)	The Roberts SERP

The Roberts SERP is for some US employees of Roberts Pharmaceutical Corporation (Roberts) who met certain age and service requirements. Shire acquired Roberts in 1999, and the plan was discontinued in 2000. There were no contributions payable by the Company in respect of 2006 and 2005. The Company paid a lump sum of $18.0 million into the Roberts SERP, which was accounted for as a fair value adjustment, on the acquisition of Roberts to make good the deficit on this scheme at the time of acquisition. This lump sum payment has led to the Company having no future liability under the SERP, which is closed to new members with contributions no longer payable by existing members. Assets are set aside to fund these benefits in a “Rabbi Trust”. The legal form of the trust is such that the assets held to cover the pension liabilities are available to the general creditors of the Company on winding up. Accordingly, the assets held by the trust are not plan assets and are recorded on the balance sheet.

In accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” the assets and liabilities of $8.3 million and $4.7 million, respectively, are shown on the balance sheet within the categories “Other current assets”, “Other non-current assets”, “Other current liabilities” and “Other non-current liabilities”.

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

29.	Income taxes

The components of pre tax income/(loss) from continuing operations are as follows:

Year to December 31,		Adjusted and restated	Adjusted
	2006	2005	2004
	$’M	$’M	$’M
UK	20.5	61.6	(80.1)
US	(28.3)	44.5	248.7
In-process research and development	-	(815.0)	-
Other jurisdictions	324.6	217.2	257.8
	316.8	(491.7)	426.4

The provision/(benefit) for income taxes by location of the taxing jurisdiction for the years to December 31, consisted of the following:

Year to December 31,		Adjusted	Adjusted
	2006	2005	2004
	$’M	$’M	$’M
Current income taxes:
UK corporation tax	7.0	7.4	0.7
US federal tax	6.1	13.5	97.9
US state and local taxes	3.8	7.3	5.1
Other	210.0	39.1	36.4
Total current taxes	226.9	67.3	140.1

Deferred taxes
UK corporation tax	(81.0)	5.4	(0.5)
US federal tax	(57.8)	(8.2)	(12.1)
US state and local taxes	0.2	(3.3)	(0.1)
Other	(3.4)	27.6	0.9
Total deferred taxes	(142.0)	21.5	(11.8)
Total income taxes attributable to continuing operations	84.9	88.8	128.3
Total income taxes attributable to discontinued operations	-	-	-
Total income taxes	84.9	88.8	128.3

The reconciliation of income from continuing operations before income taxes and earnings/(losses) of equity method investees and discontinued operations to the provision for income taxes is shown in the table below:

Year to December 31,			Adjusted and restated		Adjusted
	2006		2005		2004
	$’M		$’M		$’M
Income/(loss) from continuing operations before income taxes and earnings/(losses) of equity method investees and discontinued operations	316.8		(491.7)		426.4
UK Corporation tax rate	30.0%		30.0%		30.0%

Adjustments to derive effective rate:
Non-deductible items:
Permanent differences	(18.8%	)	6.2%		2.1%
In-process research and development	-		(49.7%	)	-
Other items:
Change in valuation allowance	(30.0%	)	(4.3%	)	3.6%
Difference in taxation rates	50.5%		(0.2%	)	0.7%
Prior year adjustment	(6.5%	)	0.7%		(4.8%	)
Change in prior year tax rates	-		0.5%		-
Other	1.6%		(1.3%	)	(1.5%	)
Provision for income taxes on continuing operations	26.8%		(18.1%	)	30.1%

The effective rate of tax for the year to December 31, 2006 was 26.8% (2005: 27.5%, after excluding the impact of the $815 million (restated) write-off of IPR&D in respect of the TKT acquisition). The effective rate has fallen by 0.7% as a result of an increase in deferred tax assets, offset by an increase in current tax liabilities. The increase in deferred tax assets was primarily due to the reversal of valuation allowances following changes in estimates as to realisation, and by the crystallisation of additional losses (included within prior year adjustments above). The increase in current tax liabilities was primarily a result of additional tax contingencies of $187 million recognised in relation to ongoing tax audits (included in difference in taxation rates above). Following this reversal of valuation allowances the net deferred tax asset has increased to $261.0 million at December 31, 2006 (2005: $116.2 million). Realization of deferred tax assets is dependent upon generating sufficient taxable income to utilize such assets. Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December	December
	31, 2006	31, 2005
	$’M	$’M
Deferred tax assets:
Deferred revenue	5.6	6.4
Inventory & warranty provisions	21.8	12.2
Losses carried forward (including tax credits)	369.0	417.9
Provisions for product returns and doubtful accounts	30.3	28.3
Restructuring	50.3	50.3
Intangibles	21.5	19.4
Other	69.3	44.8
Gross deferred tax assets	567.8	579.3
Less: valuation allowance	(109.6)	(235.1)
	458.2	344.2
Deferred tax liabilities:
Excess of tax value over book value of assets	(197.2)	(228.0)
Net deferred tax assets	261.0	116.2

Balance sheet classifications:

Deferred tax assets - current	105.7	54.2
Deferred tax assets - non-current	155.3	62.0
	261.0	116.2

The approximate operating loss and tax credit carry-forwards as at December 31, are as follows:

	2006	2005
	$’M	$’M
US federal tax NOLs	203.4	270.3
US state tax NOLs	66.6	99.4
UK NOLs	152.3	227.8
Canadian NOLs	84.7	153.2
Foreign tax jurisdictions	167.3	82.9
R&D tax credits	318.2	301.9

The operating loss and tax credit carry-forwards shown above have the following expiration dates:

December 31
2006
$’M
Within 1 year	13.1
Within 1 to 2 years	18.0
Within 2 to 3 years	22.6
Within 3 to 4 years	13.1
Within 4 to 5 years	17.3
Within 5 to 6 years	15.2
Within 6 to 7 years	16.5
After 7 years	518.3
Indefinitely	358.4

As at December 31, 2006, the Company had a valuation allowance of $109.6 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from operating loss carry-forwards and capital loss carry-forwards. The utilization of operating loss carry-forwards is restricted to the taxable income of the subsidiary generating the losses. In addition, capital loss carry-forwards can only be offset against capital gains. As at December 31, 2006, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and reasonable and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As at December 31, 2006, the Company had not made a tax provision on approximately $2.1 billion of unremitted earnings of the Company's international subsidiaries. As at December 31, 2006, these earnings are expected to be reinvested overseas. Because of complexity, it is not practical to compute the estimated deferred tax liability on these earnings.

30.	Equity in earnings/(losses) of equity method investees

Year to December 31,	2006	2005	2004
	$’M	$’M	$’M
GSK (see Note 11)	6.3	5.3	4.4
GeneChem Funds (see Note 11)	(1.3)	(4.0)	-
Other	0.7	(2.3)	(1.9)
	5.7	(1.0)	2.5

31.	Share based compensation plans

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123(R), which establishes accounting for share-based compensation to employees. The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period.  The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and accordingly, financial statement amounts for the prior period presented in this Form 10-K have been retrospectively adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R).

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the statements of operations:

	2006 $’M	2005 $’M	2004 $’M
Cost of product sales	3.2	1.5	1.4
Research and development	5.4	2.9	3.4
Selling, general and administrative	34.4	24.8	28.9
Total operating expenses	43.0	29.2	33.7
Tax benefit	(6.5)	(3.2)	(0.8)
Total charge to net income	36.5	26.0	32.9

There were no capitalized share-based compensation costs at December 31, 2006 and 2005.

As at December 31, 2006 $80.6 million of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a weighted average period of 4.2 years.

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

The following awards were outstanding as at December 31, 2006:

	Compensation type	Number of awards	Expiration period from date of issue	Vesting period

Executive Scheme	Stock options	663,993	7 to 10 years	3-10 years, subject to performance criteria
2000 Executive Scheme	Stock options	16,955,079	10 years	3 -10 years, subject to performance criteria
Sharesave Scheme	Stock options	359,004	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	738,515	On vesting date	27 months
BioChem Plan	Stock options	843,282	10 years	Immediate on acquisition by Shire
Total stock option awards		19,559,873

Portfolio Share Plan - Part A	Stock-settled share appreciation rights - ordinary shares	2,919,223	5 years	3 years, subject to performance criteria for executive directors only
Portfolio Share Plan - Part A	Stock-settled share appreciation rights - ADSs (1)	8,897,394	5 years	3 years, subject to performance criteria for executive directors only
Total Portfolio Share Plan - Part A		11,816,617
Portfolio Share Plan - Part B	Performance share awards - ordinary shares	130,406	3 years	3 years, subject to performance criteria for executive directors only
Portfolio Share Plan - Part B	Performance share awards - ADSs(1)	526,023	3 years	3 years, subject to performance criteria for executive directors only
Total Portfolio Share Plan - Part B		656,429

(1) For the purposes of this table ADSs have been converted into ordinary shares. One ADS is equivalent to three ordinary shares.

(a) Stock option plans

(i)	Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme)

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

The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share based measure should be adopted. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items (Option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire’s Option EPS growth over a three year period from the date of award exceeds the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The new earnings per share performance criteria apply to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain of its institutional shareholders, the Company has decided that for options granted under the scheme from 2004 onwards, the retest of the performance condition if Shire’s option EPS growth has fallen short of the minimum annual average percentage increase over the three year period from grant, should be changed. The revised performance condition will be retested once only, at five years after the grant.   Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

Six weeks prior to the expiration date, any options that have not become exercisable at an earlier date, automatically vest without reference to the performance criteria.

In December 2006, the Remuneration Committee exercised its powers to amend the performance criteria for options granted under the 2000 Executive Scheme which had not vested. The RPI based growth rate was replaced with an equivalent fixed growth rate based on historical and forecast inflation. The fair values of the awards were unaffected by this change and no additional employee compensation cost was recorded as a result of the modification.

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

A summary of the status of the Company’s stock option plans as at December 31, 2006, 2005 and 2004 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2006
	Weighted average exercise price £	Number of shares	Aggregate Intrinsic Value £’M
Outstanding as at beginning of period	5.85	28,470,739
Granted	7.33	386,159
Exercised	5.21	(8,312,174)
Forfeited	8.83	(984,851)
Outstanding as at end of period	5.90	19,559,873	92.1
Exercisable as at end of period	6.77	5,742,106	24.2

0.1 million options were granted under the Sharesave Scheme at a price of £6.99. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £3.21.

0.3 million options were granted under the Stock Purchase Plan at a price of £7.48. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £3.71.

Year to December 31, 2005	Weighted average exercise price £	Number of shares	Aggregate Intrinsic Value £’M
Outstanding as at beginning of period	5.85	27,343,625
Granted	5.88	8,733,811
Exercised	4.53	(4,701,699)
Forfeited	8.17	(2,904,998)
Outstanding as at end of period	5.85	28,470,739	55.8
Exercisable as at end of period	7.97	7,987,369	6.2

8.2 million options were granted under the 2000 Executive Scheme. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted was £3.08.

0.1 million options were granted under the Sharesave Scheme at a price of £5.13. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £3.24.

0.04 million and 0.4 million options were granted under the Stock Purchase Plan at a price of £5.86 and £5.85, respectively. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.00.

Year to December 31, 2004	Weighted average exercise price £	Number of shares	Aggregate Intrinsic Value £’M
Outstanding as at beginning of period	6.10	25,995,543
Granted	5.14	6,966,411
Exercised	3.71	(2,097,716)
Forfeited	7.58	(3,520,613)
Outstanding as at end of period	5.85	27,343,625	19.2
Exercisable as at end of period	8.65	8,728,709	1.4

6.7 million options were granted under the 2000 Executive Scheme. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted was £2.78.

0.1 million options were granted under the Sharesave Scheme at a price of £3.74. These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees. The weighted average fair value of options granted was £2.31.

0.2 million options were granted under the Stock Purchase Plan at a price of £3.92. These options were granted with an exercise price equal to 85% of the mid-market price on the day before invitations were issued to employees. In relation to a grant under the Stock Purchase Plan at a price of £8.06 in 2001, an additional 32,793 options were granted at a price of £4.58 on the 2004 maturity date. The weighted average fair value of options granted was £1.28.

Options outstanding as at December 31, 2006 have the following characteristics:

Number of options outstanding	Exercise prices £	Weighted average remaining contractual term (years)	Weighted average exercise price of options outstanding £	Number of options exercisable	Weighted average exercise price of options exercisable £
2,518,812	0.01 - 4.00	6.0	3.51	2,387,588	3.50
11,981,596	4.01 - 6.00	7.4	5.39	773,918	4.45
3,323,340	6.01 - 10.00	5.7	7.02	920,110	7.39
1,736,125	10.01 - 13.00	3.0	11.82	1,660,490	11.87
19,559,873				5,742,106

(b) Stock-settled share appreciation rights

Portfolio Share Plan - Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan - Part A are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level will not be subject to performance conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2006 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2006 Ordinary shares	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M
Outstanding as at beginning of period	7.17	449,490
Granted	8.74	2,561,292
Exercised	-	-
Forfeited	7.19	(91,559)
Outstanding as at end of period	8.54	2,919,223	6.0
Exercisable as at end of period		-	-

2.6 million stock-settled share appreciation rights were granted over ordinary shares under the Portfolio Share Plan - Part A. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted in the year to December 31, 2006 is £2.58.

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2005 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2005 Ordinary shares	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M
Outstanding as at beginning of period	-	-
Granted	7.17	449,490
Exercised	-	-
Forfeited	-	-
Outstanding as at end of period	7.17	449,490	6.0
Exercisable as at end of period		-	-

0.4 million stock-settled share appreciation rights were granted over ordinary shares under the Portfolio Share Plan - Part A. These options were granted with exercise prices equivalent to the market value on the date of grant. The weighted average fair value of options granted in the year to December 31, 2006 was £2.58.

Stock-settled share appreciation rights over ordinary shares outstanding as at December 31, 2006 have the following characteristics:

Number of options outstanding	Exercise prices	Weighted Average Remaining Contractual term	Weighted average exercise price of options outstanding	Number of options exercisable	Weighted average exercise price of options exercisable
	£	Years	£		£
2,919,223	6.01-10.10	4.5	8.54	-	-

Year to December 31, 2006 American depositary shares	Weighted average exercise price $	Number of ADSs	Intrinsic Value $’ M
Outstanding as at beginning of period	37.80	937,392
Granted	50.10	2,138,356
Exercised	-	-
Forfeited	41.71	(109,950)
Outstanding as at end of period	46.4	2,965,798	45.3
Exercisable as at end of period		-	-

2.1 million stock-settled share appreciation rights were granted over American depositary shares (equivalent to 6.3 million ordinary shares) under the Portfolio Share Plan - Part A. These options were granted with exercise prices equivalent to the market value on the date of grant. The 3.0 million stock-settled share appreciation rights over ADSs outstanding at December 31, 2006 are equivalent to 9.0 million ordinary shares. The average fair value of options granted in the year to December 31, 2006 is $14.70.

Year to December 31, 2005 American depositary shares	Weighted average exercise price $	Number of ADSs	Intrinsic Value $’ M
Outstanding as at beginning of period	-	-
Granted	37.80	940,392
Exercised	-	-
Forfeited	37.70	(3,000)
Outstanding as at end of period	37.80	937,392	1.3
Exercisable as at end of period		-	-

0.9 million stock-settled share appreciation rights were granted over American depositary shares (equivalent to 2.8 million ordinary shares) under the Portfolio Share Plan - Part A. These options were granted with exercise prices equivalent to the market value on the date of grant. The 0.9 million stock-settled share appreciation rights over ADSs outstanding at December 31, 2006 are equivalent to 2.8 million ordinary shares. The average fair value of options granted in the year to December 31, 2006 is $14.92.

Stock-settled share appreciation rights over American depositary shares outstanding as at December 31, 2006 have the following characteristics:

Number of options outstanding	Exercise prices $	Weighted Average Remaining Contractual term (years)	Weighted average exercise price of options outstanding $	Number of options exercisable	Weighted average exercise price of options exercisable
2,965,798	35.01 - 50.00	4.4	46.48	-	-

(c) Performance share plan

Portfolio Share Plan - Part B

Performance share awards granted under the Portfolio Share Plan - Part B are exercisable subject to certain performance criteria. In respect of any award made to executive directors performance conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of performance shares will vest, rising on a straight-line basis to full vesting at upper quartile performance.

A summary of the status of the Company’s stock-settled share awards as at December 31, 2006 and of the related transactions during the periods then ended is presented below:

Performance share awards - Ordinary shares	Number of shares	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	-
Granted	130,406
Outstanding as at end of period	130,406	1.4	2.6
Exercisable as at end of period	-	N/A	N/A

Performance share awards - American Depositary Shares	Number of ADSs	Aggregate intrinsic value $’M	Weighted average remaining life
Outstanding as at beginning of period	-
Granted	175,341
Outstanding as at end of period	175,341	10.8	2.6
Exercisable as at end of period	-	N/A	N/A

Exercises of employee share-based awards

The total intrinsic value of share-based awards exercised for the period to December 31, 2006, 2005 and 2004 was $65.5 million, $14.9 million and $6.6 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2006, 2005 and 2004 was approximately $82.0 million, $37.1 million and $13.4 million, respectively. In connection with these exercises, the excess tax benefits realized by the Company and charged to additional paid-in capital for the period to December 31, 2006, 2005 and 2004 were $nil, $0.2 million and $0.4 million, respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in an employee share ownership plan (ESOP). The number of shares held in the ESOP at December 31, 2006 was 6.2 million.

Valuation methodologies

The Company estimates the fair value of share based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation. This is consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of share-based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R).

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2006	2005	2004
Risk-free interest rate	4.7-5.0%	3.9-4.6%	2.5-4.2%
Expected dividend yield	0.5%	0.6%	0%, 0.6%
Expected life (1)	4 years	7 years	7 years
Weighted average volatility	30%	48%	49%
Forfeiture rate	5%	5%	5%

(1) stock awards made in the year to December 31, 2006 expire 5 years from the date of issue (2005: 10 years)

32.	Subsequent events

Acquisition of New River

On February 20, 2007 Shire announced that it has agreed to acquire New River for $64 per New River share, or approximately $2.6 billion for the fully diluted equity interest, in an all cash transaction unanimously recommended by the Boards of both companies. The acquisition is structured as a tender offer for all outstanding shares of New River followed by a merger. The acquisition is subject to the approval of Shire plc’s shareholders as well as the satisfaction of certain customary conditions, including the tender of a majority of the outstanding New River shares on a fully-diluted basis and the expiration or earlier termination of the Hart-Scott-Rodino waiting period. For accounting purposes, the acquisition of New River will be accounted for as a purchase business combination in accordance with SFAS No. 141.

The total consideration for the acquisition of New River amounts to approximately $2.6 billion in cash. Shire has entered into new bank facilities of $2.3 billion to provide part of the financing for the acquisition. This new facility is conditional upon, amongst other things, approval being given by Shire plc’s shareholders at an Extraordinary General Meeting for Shire plc to exceed the limit on its aggregate borrowings set out in Shire’s Articles of Association.

Shire plc has also raised approximately $900 million through the private placement of 42,883,721 new ordinary shares to certain institutional investors worldwide at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2006 and 2005.

2006	Q1	Q2	Q3	Q4
	$’M	$’M	$’M	$’M
Total revenues	411.0	439.1	449.4	497.0
Operating income	14.4	82.2	106.2	80.3
Net income	61.1	61.3	87.2	68.6

Earnings per share - basic	12.1c	12.2c	17.3c	13.6c
Earnings per share - diluted	12.0c	12.0c	17.1c	13.4c

2005	(1)Adjusted	(1)Adjusted	(1) (2)Adjusted and restated		(1)Adjusted
	Q1	Q2	Q3		Q4
	$’M	$’M	$’M		$’M
Total revenues	333.7	424.6	376.1		465.0
Operating income/(loss)	8.3	134.1	(762.1)		94.9
Net income/(loss)	15.4	109.8	(772.7)		69.0

Earnings per share - basic	3.1c	22.0c	(154.4c	)	13.8c
Earnings per share - diluted	3.1c	22.0c	(154.4c	)	13.7c

(1)Retrospectively adjusted following the adoption of SFAS No.123(R); see notes 3 and 31 for additional information.
(2) Restated for a correction to the value ascribed to IPR&D acquired with the acquisition of TKT; see note 3(a).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2006 :
Accrued rebates - Medicaid and Health Maintenance Organizations (HMOs)	105.4	263.3	(242.3)	126.4
Sales returns reserve	31.8	34.1	(29.4)	36.5
Accrued coupons	5.2	8.8	(1.0)	13.0
	142.4	306.2	(272.7)	175.9

2005 :
Accrued rebates - Medicaid and Health Maintenance Organizations (HMOs)	99.4	188.8	(182.8)	105.4
Sales returns reserve	22.5	35.3	(26.0)	31.8
Accrued coupons	15.9	12.3	(23.0)	5.2
	137.8	236.4	(231.8)	142.4

2004 :
Accrued rebates - Medicaid and HMOs	59.2	136.6	(96.4)	99.4
Sales returns reserve	8.3	35.6	(21.4)	22.5
Accrued coupons	4.1	29.0	(17.2)	15.9
	71.6	201.2	(135.0)	137.8

(1) In the analysis above, due to systems limitations, it is not practical and has not been necessary to break out current versus prior year activity. When applicable, Shire has performed general ledger reviews of sales deduction provisions charged to income, and the utilization of these provisions in subsequent years. Shire has determined that adjustments made in each year as a result of changes to estimates that related to prior year sales, and adjustments made as a result of differences between prior period provisions and actual payments, did not have a material impact on the Company’s financial performance or position either in each individual year, or in the Company’s performance over the reported period.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC (Registrant) Date: March 1, 2007 By: /s/ Matthew Emmens Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ James Henry Cavanaugh JAMES HENRY CAVANAUGH	Non-executive Chairman	March 1, 2007

/s/ Matthew Emmens MATTHEW EMMENS	Chief Executive Officer	March 1, 2007

/s/ Angus Charles Russell ANGUS CHARLES RUSSELL	Chief Financial Officer and Principal Accounting Officer	March 1, 2007

/s/ James Andrews Grant JAMES ANDREWS GRANT	Non-executive Director	March 1, 2007

/s/ Robin Buchanan ROBIN BUCHANAN	Non-executive Director	March 1, 2007

/s/ David Kappler DAVID KAPPLER	Non-executive Director	March 1, 2007

/s/ Patrick Langlois PATRICK LANGLOIS	Non-executive Director	March 1, 2007

/s/ Kate Nealon KATE NEALON	Non-executive Director	March 1, 2007

/s/ Jeffrey Leiden JEFFREY LEIDEN	Non-executive Director	March 1, 2007

Exhibit Index

Exhibit number	Description

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005(1).
10.1*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc.(2)
10.2*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.(2)
10.3*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.(2)
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Matthew Emmens pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.
32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.
(2)	Incorporated by reference to Shire’s Form 10-Q filed on November 7, 2006.