Form 10-Q
period 2007-03-31
Shire plc
filed 2007-05-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As at April 24, 2007, the number of outstanding ordinary shares of the Registrant was 552,460,253.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to the impact of those on Shire’s Attention Deficit and Hyperactivity Disorder (ADHD) franchise; patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval dates of SPD503 (guanfacine extended release) (ADHD) and SPD465 (extended release triple-bead mixed amphetamine salts) (ADHD); Shire’s ability to secure new products for commercialization and/or development; Shire’s ability to benefit from its acquisition of New River Pharmaceuticals Inc.; and other risks and uncertainties detailed from time to time in Shire plc’s filings with the Securities and Exchange Commission, particularly Shire plc’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following are trademarks referred to in this Form 10-Q, either owned or licensed by Shire plc or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed salts of a single entity amphetamine)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
DAYTRANA™ (methylphenidate transdermal system)
ELAPRASE™ (idursulfase)
FOSRENOL® (lanthanum carbonate)
GENE-ACTIVATED®
LIALDA™ (mesalamine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
VYVANSE™ (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC (trademark of GlaxoSmithKline (GSK))
DYNEPO (trademark of Sanofi-Aventis)
PENTASA (trademark of Ferring)
RAZADYNE (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
SEASONIQUE (trademark of Barr Laboratories, Inc.)
ZEFFIX (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2007 $’M	December 31, 2006 $’M
ASSETS
Current assets:
Cash and cash equivalents		2,046.2	1,126.9
Restricted cash		30.2	29.8
Accounts receivable, net	4	388.4	310.8
Inventories, net	5	145.2	131.1
Deferred tax asset		92.4	105.7
Prepaid expenses and other current assets	6	131.4	106.0
Total current assets		2,833.8	1,810.3

Non current assets:
Investments		66.7	55.8
Property, plant and equipment, net		291.9	292.8
Goodwill		237.7	237.4
Other intangible assets, net	7	746.4	762.4
Deferred tax asset		155.4	155.3
Other non-current assets	8	21.2	12.4
Total assets		4,353.1	3,326.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	567.8	566.1
Liability to dissenting shareholders		458.5	452.3
Other current liabilities	10	59.3	313.6
Total current liabilities		1,085.6	1,332.0

Non-current liabilities	11	339.9	52.1
Total liabilities		1,425.5	1,384.1
Commitments and contingencies	13

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	March 31, 2007 $’M	December 31, 2006 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 551.5 million shares issued and outstanding (2006: 750.0 million shares authorized; and 506.7 million shares issued and outstanding)		48.1	43.7
Exchangeable shares: 1.3 million shares issued and outstanding (2006: 1.3 million)		59.3	59.4
Treasury stock		(139.1)	(94.8)
Additional paid-in capital		2,400.1	1,493.2
Accumulated other comprehensive income		93.5	87.8
Retained earnings		465.7	353.0
Total shareholders’ equity		2,927.6	1,942.3
Total liabilities and shareholders’ equity		4,353.1	3,326.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to March 31, 2007 $’M	3 months to March 31, 2006 $’M
Revenues:
Product sales		461.5	346.0
Royalties		59.5	61.0
Other revenues		7.2	4.0
Total revenues		528.2	411.0
Costs and expenses:
Cost of product sales		63.5	62.0
Research and development		80.8	127.4
Selling, general and administrative		242.7	204.9
Integration costs	2	-	2.3
Total operating expenses		387.0	396.6
Operating income		141.2	14.4

Interest income		19.8	14.2
Interest expense		(7.8)	(5.6)
Other income, net		0.5	0.5
Total other income, net		12.5	9.1
Income from continuing operations before income taxes and equity in earnings of equity method investees		153.7	23.5
Income taxes		(41.5)	(6.5)
Equity in earnings of equity method investees		0.5	3.5
Income from continuing operations		112.7	20.5
Gain on disposition of discontinued operations (net of income tax expense of $nil)	3	-	40.6
Net income		112.7	61.1

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to March 31, 2007	3 months to March 31, 2006
Earnings per share - basic
Income from continuing operations		21.6c	4.0c
Gain on disposition of discontinued operations		-	8.1c
		21.6c	12.1c

Earnings per share - diluted
Income from continuing operations		21.3c	4.0c
Gain on disposition of discontinued operations		-	8.0c
		21.3c	12.0c

Weighted average number of shares (millions):
Basic	15	522.6	503.2
Diluted	15	529.7	510.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchange-able shares $’M	Exchange-able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu-lated other compre- hensive income $’M	Retained earnings $’M	Total share-holders’ equity $’M
As at January 1, 2007	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

Net income for the period	-	-	-	-	-	-	-	112.7	112.7

Foreign currency translation	-	-	-	-	-	-	(0.2)	-	(0.2)

Shares issued, net of issue costs	4.2	42.9	-	-	-	874.1	-	-	878.3

Exchange of exchangeable shares	-	-	(0.1)	-	-	0.1	-	-	-

Options exercised	0.2	1.9	-	-	-	22.1	-	-	22.3

Stock option compensation	-	-	-	-	-	10.6	-	-	10.6

Treasury stock	-	-	-	-	(44.3)	-	-	-	(44.3)

Unrealized holding gain on available-for-sale securities	-	-	-	-	-	-	5.9	-	5.9
As at March 31, 2007	48.1	551.5	59.3	1.3	(139.1)	2,400.1	93.5	465.7	2,927.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to March 31, 2007	3 months to March 31, 2006
	$’M	$’M
Net income	112.7	61.1
Other comprehensive income:
Foreign currency translation adjustments	(0.2)	5.2
Unrealized holding gain on available-for-sale securities	5.9	0.3
Comprehensive income	118.4	66.6

The components of accumulated other comprehensive income as at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007 $’M	December 31, 2006 $’M
Foreign currency translation adjustments	80.2	80.4
Unrealized holding gain on available-for-sale securities	13.3	7.4
Accumulated other comprehensive income	93.5	87.8

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 months to March 31, 2007 $’M	3 months to March 31, 2006 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	112.7	61.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	1.3	1.1
Selling, general and administrative	28.6	22.9
Share-based compensation	10.6	9.0
Write-down of long-term assets	0.3	-
Loss on sale of long-term assets	0.1	-
Equity in earnings of equity method investees	(0.5)	(3.5)
Gain on disposition of discontinued operations	-	(40.6)
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(77.8)	56.4
Increase in sales deduction accrual	29.7	4.9
(Increase)/decrease in inventory	(13.4)	5.1
(Increase)/decrease in prepayments and other current assets	(13.8)	22.6
(Increase)/decrease in other assets	(9.1)	2.4
Movement in deferred taxes	13.7	(10.2)
Decrease in accounts and notes payable and other liabilities	(17.5)	(4.5)
Increase/(decrease) in deferred revenue	36.5	(3.3)
Net cash provided by operating activities (A)	101.4	123.4

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	-	5.5
Movement in restricted cash	(0.4)	(0.3)
Expenses relating to the acquisition of New River Pharmaceuticals, Inc. (“New River”)	(3.1)	-
Purchase of subsidiary undertaking	-	(0.8)
Purchase of long-term investments	(2.1)	(0.5)
Purchase of property, plant and equipment	(17.9)	(26.5)
Purchase of intangible assets	(28.2)	(0.2)
Deposit received for sale of intangibles assets	7.0	-
Proceeds from loan repaid by ID Biomedical Corporation	-	70.6
Returns of equity investments	1.2	-
Net cash (used in)/provided by investing activities (B)	(43.5)	47.8

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	3 months to March 31, 2007 $’M	3 months to March 31, 2006 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of 2% convertible loan notes	-	(0.1)
Payment of debt issuance costs	(2.9)	-
Proceeds from exercise of options	22.3	13.8
Proceeds from issue of common stock, net of issue costs	878.3	-
Proceeds from exercise of warrants	7.0	-
Tax benefit of share-based compensation, charged directly to equity	-	1.2
Payments to acquire treasury stock	(44.3)	(2.0)
Net cash provided by financing activities (C)	860.4	12.9
Effect of foreign exchange rate changes on cash and cash equivalents (D)	1.0	1.8
Net increase in cash and cash equivalents (A+B+C+D)	919.3	185.9
Cash and cash equivalents at beginning of period	1,126.9	656.5
Cash and cash equivalents at end of period	2,046.2	842.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a)	Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or “the Company”) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim reporting.

The December 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2006.

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

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of Transkaryotic Therapies Inc. (“TKT”) common stock of approximately 11.3 million shares who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c)	Income taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No.109, "Accounting for Income Taxes" and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (”FIN 48”)

Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgement, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.

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

The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

(d)	Accounting pronouncements adopted during the period

FIN 48

On January 1, 2007 the Company adopted FIN 48, which clarifies the accounting for uncertain tax positions. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company files income tax returns in the US (both federal and various states) and various other jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 1999.

On adoption of FIN 48, the provisions have been applied to all tax positions. At January 1, 2007 the Company had recognized a liability of $234.4 million for total unrecognized tax benefits, the full amount of which would affect the effective tax rate if recognized, and the Company had accrued approximately $41.3 million for the payment of interest and penalties.

There was no cumulative effect adjustment to the opening balance of retained earnings arising as a result of the adoption of FIN 48 and with the exception of an amount of $270.7 million, which has been reclassified from current liabilities to non-current liabilities at January 1, 2007, no adjustments have been made to the other components of equity or net assets in the statement of financial position.

On adoption, the Company anticipated that various ongoing tax audits would be concluded in the next twelve months. The Company estimated that, as a result, it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $5 million.

The Company continues to recognize interest relating to unrecognized tax benefits and penalties within income taxes. During the quarter ended March 31, 2007, the Company accrued interest and penalties of $7.9 million relating to unrecognized tax benefits within income taxes.

EITF 06-3

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus regarding the issue “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of the issue includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. On adoption of EITF 06-3, the Company continued to present revenues net of taxes. The adoption of EITF 06-03 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows or financial statement disclosure.

(e)	New accounting pronouncements to be adopted in future periods

SFAS No. 159

On February 15, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  The Company is currently reviewing the impact of the adoption of SFAS No. 159 on its financial statements.

SFAS No. 157

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

2. Integration costs

In connection with the acquisition of TKT, Shire management approved and initiated plans to restructure the operations of the enlarged Company.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Human Genetic Therapies (“HGT”) reporting segment.

No further costs in connection with the integration of TKT are anticipated. Integration costs paid in the period to March 31, 2007 are included below.

	Opening liability	Paid in 3 months to March 31, 2007	Closing liability
	$’M	$’M	$’M
Employee severance and retention payments for key TKT employees	2.7	(2.7)	-
Information technology costs	0.1	(0.1)	-
Included within current liabilities	2.8	(2.8)	-

3. Reorganizations

Disposal of the vaccines business

On September 9, 2004 the Company completed the disposal of its vaccines business to ID Biomedical Corporation (“IDB”). As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100 million. Drawings under the loan facility were segregated into two components: (i) drawings for injectable flu development of $70.6 million and (ii) drawings for pipeline development of $29.4 million. As at December 31, 2005, the whole $100 million facility had been drawn down.

During the three months to March 31, 2006 the Company received $78.7 million from IDB, being the full repayment of the $70.6 million injectable flu development drawings, together with accrued interest of $8.1 million. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding and is fully provided against.

At the time of the disposal, a provision of $70.0 million was charged to discontinued operations on the basis that there was no certainty of recovery of this amount. The $70.0 million provision was allocated against all of the pipeline development tranche ($29.4 million) and against $40.6 million of the $70.6 million injectable flu development tranche.

Accordingly, the $78.7 million received was recorded during Q1 2006 as:

•	a gain on disposition of discontinued operations of $40.6 million (being the amount previously provided against the injectable flu development tranche);

•	settlement of the loan receivable balance of $31.6 million (being the unprovided component of the injectable flu development loan, plus recognized and accrued interest); and

•	interest income of $6.5 million (being interest earned in Q1 2006 of $1.0 million and $5.5 million of interest earned but provided for in previous periods).

The repayment of the $70.6 million injectable flu tranche had no tax effect.

4. Accounts receivable, net

Trade receivables at March 31, 2007 of $388.4 million (December 31, 2006: $310.8 million), are stated net of a provision for doubtful accounts and discounts of $10.5 million (December 31, 2006: $8.8 million).

Provision for doubtful accounts and discounts:

	2007 $’M	2006 $’M
As at January 1,	8.8	9.7
Provision charged to operations	15.3	12.3
Provision utilization	(13.6)	(13.0)
As at March 31,	10.5	9.0

5. Inventories, net

	March 31, 2007 $’M	December 31, 2006 $’M
Finished goods	51.3	50.1
Work-in-process	68.4	59.2
Raw materials	25.5	21.8
	145.2	131.1

6. Prepaid expenses and other current assets

	March 31, 2007 $’M	December 31, 2006 $’M
Prepaid expenses	44.0	39.0
Income tax receivable	17.4	20.7
Sales taxes receivable	15.3	16.0
Deferred costs directly in respect of the acquisition of New River	9.6	-
Intangible assets held for sale	5.0	-
Other current assets	40.1	30.3
	131.4	106.0

7. Other intangible assets, net

	March 31, 2007 $’M	December 31, 2006 $’M
Intellectual property rights acquired	1,074.1	1,069.3
Less: Accumulated amortization	(327.7)	(306.9)
	746.4	762.4

During the three months to March 31, 2007 the Company acquired assets totalling $3.2 million, with a weighted average amortization period of twelve years.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed. Management estimates that the annual amortization charges in respect of intangible fixed assets held at March 31, 2007 will be approximately $65 million for each of the five years to March 31, 2012. Estimated amortization expense can be affected by various factors including future acquisitions, including the acquisition of New River which completed on April 19, 2007, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

8. Other non-current assets

	March 31, 2007 $’M	December 31, 2006 $’M
Supplemental Executive Retirement Plan investment	7.0	7.0
Deferred financing costs	9.8	-
Other assets	4.4	5.4
	21.2	12.4

9. Accounts payable and accrued expenses

	March 31, 2007 $’M	December 31, 2006 $’M
Trade accounts payable	39.7	54.5
Accrued rebates - Medicaid	130.1	94.7
Accrued rebates - Managed care	29.0	31.7
Sales return reserve	32.9	36.5
Accrued coupons	13.8	13.0
Accrued bonuses	22.5	47.5
Accrued employee compensation and benefits payable	29.5	29.7
Research and development accruals	24.4	52.9
Marketing accruals	35.3	32.1
Deferred revenue	41.6	7.1
Accrued settlement costs	22.2	22.0
Other accrued expenses	146.8	144.4
	567.8	566.1

Deferred revenue includes $31.4 million in relation to product launch shipments of LIALDA.

10. Other current liabilities

	March 31, 2007 $’M	December 31, 2006 $’M
Income taxes payable	22.4	294.5
Sales tax payable	5.0	4.8
Other accrued liabilities	31.9	14.3
	59.3	313.6

On adoption of FIN 48 an amount of $270.7 million has been reclassified from current liabilities to non-current liabilities as at January 1, 2007. See Note 1 for further details.

11. Non-current liabilities

	March 31, 2007 $’M	December 31, 2006 $’M
Income taxes payable	286.6	-
Other accrued liabilities	53.3	52.1
	339.9	52.1

12. Long-term debt

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007. The Facilities Agreement comprises three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes. Term Loan A and Term Loan B may be used only for financing the acquisition of New River (including related fees and transaction costs) and refinancing any existing indebtedness of New River or its subsidiaries.

The RCF and Term Loan A mature on February 20, 2012. Term Loan A is repaid in annual installments on the anniversary of the Facilities Agreement in the following amounts: $150 million in 2008, $150 million in 2009, $200 million in 2010, $200 million in 2011 and the balance on maturity. Term Loan B matures on February 19, 2008. As noted above, at Shire’s request, the maturity date of Term Loan B may be extended for a further 364 days.

The availability of loans under each of the Facilities is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The Facilities include representations and warranties, covenants and events of default, including (i) requirements that Shire’s ratio of Net Debt to EBITDA (as defined in the Facilities Agreement) does not exceed 3.50:1 for the 12 month period ending 31 December, 2007; 3.25:1 for the 12 month period ending 30 June 2008; and 3.00:1 for each 12 month period ending 31 December and 30 June thereafter: and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for each 12 month period ending 31 December or 30 June, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans and giving of guarantees.

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one week or one, two, three or six months at the election of Shire (or as otherwise agreed with the Lenders). The interest rate on each loan drawn under the RCF or Term Loan A for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending 31 December, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement). The interest rate on each loan drawn under Term Loan B for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (being from 0.50 per cent for the first six months from the date of the Facilities Agreement, 0.75 per cent for the second six months and 1.00 per cent per annum thereafter), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement).

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

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be canceled, all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable. Events of default under the Facilities Agreement include: (i) non-payment of any amounts due under the Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain US Employee Retirement Income Security Act (ERISA) breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facilities Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the Facilities Agreement repudiates the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The Facilities Agreement is governed by English law.

As at March 31, 2007 the Company had not utilized these facilities. During the quarter ended March 31, 2007 the Company incurred costs of $14.3 million in relation to the arrangement of the Facilities of which $4.5 million was deferred within other current assets and a further $9.8 million within other non-current assets at March 31, 2007. These costs will be amortized over the estimated term of the relevant loan.

On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River. The RCF has not been utilized.

13. Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under lease arrangements as at March 31, 2007:

Operating leases $’M
2007	21.9
2008	32.9
2009	28.8
2010	27.7
2011	22.0
2012	14.0
Thereafter	46.7
194.0

(i) Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $6.4 million for the three months to March 31, 2007 (2006: $6.0 million).

(ii) Restricted cash in respect of leases

As at March 31, 2007 the Company had $6.8 million of restricted cash held as collateral for certain equipment leases (December 31, 2006: $6.7 million).

(b)	Letters of credit and guarantees

As at March 31, 2007, the Company had the following letters of credit:

(i) an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $14.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $15.5 million, as required by this letter of credit; and

(ii) an irrevocable standby letter of credit with Bank of America in the amount of $7.9 million, providing security on the payment of lease obligations. The Company has restricted cash of $7.9 million, as required by this letter of credit.

(c)	Commitments

(i)   DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire has a remaining obligation to pay Noven up to $50 million, contingent on future sales performance.

(ii)   VYVANSE

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling VYVANSE in the US.  In the rest of the world, Shire acquired the license to develop and commercialize VYVANSE.

The US Food and Drug Administration (“FDA”) granted marketing approval for VYVANSE on February 23, 2007. The FDA proposed that VYVANSE be classified as a Schedule II controlled substance. No milestone was payable to New River upon approval. On February 22, 2007 the US Drug Enforcement Administration (“DEA”) issued a proposed Schedule II controlled substance classification for VYVANSE and it is expected that final scheduling will become effective in June 2007. The product launch in the US is also expected to take place in June 2007.

On April 19, 2007 the Company completed its acquisition of New River and therefore has no further commitments under the collaboration agreement other than commitments between wholly owned companies in the Shire group. For further information on the acquisition of New River see Note 17.

(iii)   Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products. Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years. US development expenditure reimbursement for the quarter ended March 31, 2007 totalled $4.3 million. At March 31, 2007 the maximum future reimbursement for Duramed incurred US development expenditure is $133.2 million. Shire will separately be responsible for development costs in its licensed territories.

(iv) Tissue Protective Cytokine (“TPC”) technology development rights

In connection with the Company’s licence of TPC technology rights in non-nervous system indications from Warren Pharmaceuticals, Inc (“Warren”), the Company is committed to making payments on achievement of certain milestones. The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication. However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv) at March 31, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $70.2 million (December 31, 2006: $75.6 million), of which $7.5 million could be paid in 2007.

(vi)   Clinical testing

At March 31, 2007 the Company had committed to pay approximately $61.2 million (December 31, 2006: $55.0 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $32.7 million (December 31, 2006: $36.1 million) of these commitments in 2007. However, the timing of these payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii)   Contract manufacturing

At March 31, 2007 the Company had committed to pay approximately $89.1 million (December 31, 2006: $83.4 million) in respect of contract manufacturing, of which $70.4 million (December 31, 2006: $64.5 million) will be payable in 2007 and a further $18.7 million (December 31, 2006: $18.9 million) will be payable in 2008.

(viii)   Investment commitments

At March 31, 2007 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $13.8 million (December 31, 2006: $15.9 million) which may be payable in 2007, depending on the timing of capital calls.

(ix)   Capital commitments

At March 31, 2007, the Company has committed to spend $3.7 million in 2007 in respect of capital commitments. This includes commitments for the expansion and modification of its manufacturing facility at Owings Mills, Maryland.

(d)  Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At March 31, 2007 provisions for litigation losses, insurance claims and other disputes totalled $38.9 million (December 31, 2006: $35.7 million) excluding the liability to dissenting shareholders.

Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2006. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i) Colony and Actavis

In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (“Colony”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Shire patents that cover ADDERALL XR. Colony is a member of the Actavis Group hf group of companies. On March 20, 2007, Shire filed a lawsuit in the U.S. District Court for the District of Maryland against Colony, Actavis, Inc. and Actavis Group hf (collectively “Colony and Actavis”) for infringement of the ‘819 Patent, the ‘300 Patent and also US Patent No. 6,913,768. The lawsuit alleges that all of Colony and Actavis’ generic strengths infringe the three patents in suit. In response, Colony and Actavis have alleged as affirmative defenses and counterclaims noninfringement, invalidity and unenforceability of the three patents. Because the case was not filed pursuant to the Hatch-Waxman Act, there is no 30-month stay of approval of Colony and Actavis’ ANDA products associated with this litigation. No trial date has been set.

(ii) Teva Pharmaceuticals

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (“Teva Pharmaceuticals”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents. In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc. (collectively “Teva”) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents. The lawsuit triggered a stay of FDA approval of Teva’s 25mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter. There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR. On January 30, 2007, the case was transferred to the civil suspense docket with an Order requiring the parties to notify the Court of the status of the case on the first business day of every month. No trial date has been set.

(iii) Andrx and Watson

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (“Andrx”) had submitted a ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire Laboratories and Shire LLC filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx and Andrx Corporation for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, was also named as a defendant in the lawsuits.  The lawsuits allege that all of Andrx’s generic strengths infringe the patents in suit.  Pursuant to the Hatch-Waxman Act, there will be a 30-month stay with respect to Andrx’s proposed generic products.  In March 2007, Shire dismissed the Florida lawsuit without prejudice. The New Jersey lawsuit remains pending, and no trial date has been set.

(iv) Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents. On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 patents. The lawsuit triggers a stay of FDA approval of up to 30 months from the Company’s receipt of Sandoz’s notice. In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non infringement and validity. Sandoz has alleged sham litigation and patent misuse. Shire has filed a motion to strike these two affirmative defenses. The Court has set a scheduling conference for April 30, 2007. No trial date has been set.

CARBATROL

(i) Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the “‘013 Patent”) and US patent No. 5,326,570 (the “‘570 Patent”). The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product. On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents. The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product. Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire. On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted. On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent, which Shire opposed. The Court heard arguments with respect to Nostrum’s motion on July 15, 2005. At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006. The stay of discovery has been extended through May 14, 2007, when the parties are to submit a joint status report to the court. No trial date has been set.

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

(ii) Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. The Company was seeking a ruling that Corepharma’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before their expiration dates. The Company was also seeking an injunction to prevent Corepharma from commercializing its ANDA products before the expiration of the ‘013 and ‘570 Patents, damages in the event that Corepharma should engage in such commercialization, as well as its attorneys’ fees and costs. On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. By way of counterclaims, Corepharma is alleging noninfringement and invalidity of the ‘570 Patent, noninfringement of the ‘013 Patent and federal and state antitrust violations. The parties have agreed to, and the court has accepted, a dismissal without prejudice of the antitrust counterclaims until a final judgment has been entered in the patent case. Corepharma has also filed a motion for a judgment on the pleadings of noninfringement of the ‘013 Patent, which Shire has opposed, including moving to dismiss the ‘013 Patent noninfringement counterclaim for lack of subject matter jurisdiction. Further, the court has dismissed Corepharma’s counterclaim of noninfringement of the ‘013 patent. No discovery schedule or trial date has been set. A status conference is scheduled for May 21, 2007.

Corepharma may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Corepharma’s notice letter.

(iii) Teva

On March 20, 2007 the Company was notified that Teva had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 patents. Shire is currently evaluating the claims in the notice.

GENE ACTIVATION

In 1996 Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (“Serono”) and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the “’071 Patent”), which purportedly covers certain methods of gene activation.  In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (PTO) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District Court of Columbia, respectively.  Shire Human Genetic Therapies Inc. (“Shire HGT” formerly TKT) was not a party to this interference. The District of Columbia action was subsequently transferred and consolidated with the District of Massachusetts action (the “Appeal”).

In August 2004, Serono served Shire HGT with an amended complaint in the Appeal.  The amended complaint alleges that Shire HGT infringes Serono’s ‘071 Patent.  In August 2005, the US District Court of Massachusetts severed and stayed the infringement action pending resolution of the interference claim of the Appeal at the District Court level.

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

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis. This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court. Amgen filed a petition for a writ of certiori with the Supreme Court in March 2007, requesting review of the Federal Circuit’s 2004 decision. Shire HGT and Sanofi-Aventis filed a brief in opposition to Amgen’s petition, and Amgen filed a reply thereto, in April 2007. The Supreme Court has not yet acted on the petition.

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand. On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share. Therefore, as at March 31, 2007, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration. In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

At March 31, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $38.6 million that may be awarded by the Court.

The total consideration for the acquisition of TKT, including amounts payable in respect of stock options and convertible securities, is approximately $1.6 billion at the merger price of $37 per share. This could change if Shire is required to pay a different amount of consideration in respect of the approximately 11.3 million shares for which holders have asserted appraisal rights. For every dollar increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. Until such time as the appraisal process is complete, the Company is unable to determine the extent of its liability. As a result of the new action described below, the April 23, 2007 trial date previously set for the first appraisal rights action was postponed.

On March 8, 2007 certain of the former TKT shareholders who previously asserted appraisal rights in connection with the Shire/TKT merger filed a second suit in the Delaware Chancery Court alleging, among other claims, breaches of fiduciary duty by TKT and certain members of its board in connection with the merger with Shire. Shire plc and TKT have been named as defendants as are four former directors of TKT. The new complaint also asserts a claim that the merger itself was not properly approved by a majority of the outstanding stock of TKT entitled to vote. The complaint seeks rescissory damages with interest, attorneys’ fees and costs. No trial date has been set.

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

14. Shareholders' Equity

On February 20, 2007 Shire plc raised $878.3 million, net of associated issue costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

Under English law, Shire plc can pay dividends only out of its distributable reserves, defined as the accumulated realized profits under UK generally accepted accounting principles (including reserves arising from a court authorized reduction of share capital) of the parent company, Shire plc (and not the consolidated group), so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Under English law, following the private placement of 42.9 million new ordinary shares on February 20, 2007, distributable reserves have increased by $874.1 million.  At March 31, 2007 Shire plc’s distributable reserves were approximately $3.8 billion.

15. Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,	2007 $M	2006 $M
Income from continuing operations	112.7	20.5
Gain on disposition of discontinued operations	-	40.6
Numerator for basic and diluted earnings per share	112.7	61.1

Weighted average number of shares:	No. of shares Millions	No. of shares Millions
Basic	522.6	503.2
Effect of dilutive shares:
Stock options	6.4	6.5
Warrants	0.7	0.6
	7.1	7.1
Diluted	529.7	510.3

For the three months ended March 31, 2007, 10.3 million stock-based awards (2006: 2.2 million) were not included in the calculation of the diluted weighted average number of shares due to their anti-dilutive impact, because the exercise prices exceeded the Company’s average share price during the calculation period.

16. Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

During the three months to March 31, 2007, Shire began internal financial reporting in line with a business unit and management reporting structure based on two segments; Specialty Pharmaceuticals (“SP”) and Human Genetic Therapies (“HGT”).

The SP and HGT segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All other’ has been included in the table below in order to reconcile the segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new current period presentation. Assets that are directly attributable to the segments have been separately disclosed.

	SP	HGT	All Other	Total
3 months to March 31, 2007	$’M	$’M	$’M	$’M
Product sales	402.4	59.1	-	461.5
Royalties	0.4	-	59.1	59.5
Other revenues	2.5	3.7	1.0	7.2
Total revenues	405.3	62.8	60.1	528.2

Cost of product sales(1) (2)	55.5	5.5	2.5	63.5
Research and development(1)	52.0	28.8	-	80.8
Selling, general and administrative(1)	162.9	22.4	28.5	213.8
Depreciation and amortization	13.8	11.3	3.8	28.9
Total operating expenses	284.2	68.0	34.8	387.0
Operating income/(loss)	121.1	(5.2)	25.3	141.2

Total assets	1,276.2	556.5	2,520.4	4,353.1
Long lived assets	782.6	435.1	301.6	1,519.3
Capital expenditure on long lived assets	37.5	4.0	6.7	48.2

(1) Stock-based compensation of $10.6 million is included in: cost of product sales ($0.8 million), research and development ($2.3 million) and selling, general and administrative ($7.5 million).
(2) Depreciation from manufacturing plants ($1.3 million) is included in cost of product sales.

	SP	HGT	All Other	Total
3 months to March 31, 2006	$’M	$’M	$’M	$’M
Product sales	320.2	25.8	-	346.0
Royalties	0.3	-	60.7	61.0
Other revenues	4.0	-	-	4.0
Total revenues	324.5	25.8	60.7	411.0

Cost of product sales(1) (2)	33.7	25.7	2.6	62.0
Research and development(1)	99.2	28.2	-	127.4
Selling, general and administrative(1)	141.3	17.0	23.7	182.0
Depreciation and amortization	10.1	9.7	3.1	22.9
Integration costs	-	2.3	-	2.3
Total operating expenses	284.3	82.9	29.4	396.6
Operating income/(loss)	40.2	(57.1)	31.3	14.4

Total assets	1,003.8	532.1	1,201.8	2,737.7
Long lived assets	687.8	446.5	181.8	1,316.1
Capital expenditure on long lived assets	9.4	2.8	15.0	27.2

(1) Stock-based compensation of $9.0 million is included in: cost of product sales ($0.8 million), research and development ($1.5 million) and selling, general and administrative ($6.7 million).
(2) Depreciation from manufacturing plants ($1.1 million) is included in cost of product sales.

17. Subsequent events

Acquisition of New River

On April 18, 2007 Shire announced that Shuttle Corporation ("Shuttle"), a wholly owned subsidiary of Shire, had completed its tender offer for New River pursuant to the Agreement of Merger, dated February 20, 2007 (the “Merger Agreement”), among Shire plc, Shuttle and New River.  As of the expiration of the offer, a total of approximately 35.7 million shares of New River common stock were validly tendered and not withdrawn (not including shares delivered through notices of guaranteed delivery), representing approximately 96.4% of the outstanding shares of New River common stock.  Shuttle has accepted for purchase for $64 per share in cash without interest all shares that were validly tendered during the offer.

On April 19, 2007 Shire completed its acquisition of New River by merging Shuttle with and into New River (the “Merger”), with New River continuing as the surviving corporation.  As consideration for the Merger and pursuant to the terms of the Merger  Agreement, Shire paid to New River’s shareholders $64 in cash without interest, for each share of New River common stock outstanding at the time of the Merger.  In addition, each outstanding option to purchase New River common stock that was granted or committed to be granted prior to the date of the Merger Agreement became the effective right to receive the difference between $64 per share and the exercise price of such option, less any applicable withholding taxes, and each outstanding option to purchase New River common stock that was granted pursuant to an offer of employment made on or after the date of the Merger Agreement was cancelled and will be substituted with an option having equivalent value under an equity compensation plan of Shire.

For accounting purposes, the acquisition of New River will be accounted for as a purchase business combination in accordance with SFAS No. 141 “Accounting for Business Combinations”.

Funding of the acquisition

The total cost of the acquisition of approximately $2.6 billion was funded by: net proceeds of $878.3 million from the private placement on February 20, 2007 of approximately 42.9 million new ordinary shares issued by Shire plc at a price of 1075 pence per share; utilization of $1,300 million of the bank facilities as described below; with the balance coming from Shire’s pre-acquisition cash resources.

On April 18, 2007 the Company fully utilized Term Loan A, a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million, and Term Loan B, a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million. The committed five year revolving loan facility in an aggregate amount of $1,000 million has not been utilized. For full details of the Facilities Agreement see Note 12.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (ADHD), human genetic therapies (HGT), gastrointestinal (GI) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Shire’s focused strategy is to develop and market products for specialty physicians. Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Recent developments

New River Acquisition

On April 19, 2007 Shire completed the acquisition of New River by way of a short-form merger for $64 per share, or approximately $2.6 billion.

The acquisition was funded by:

-
Net proceeds of $878.3 million from the private placement on February 20, 2007 of approximately 42.9 million new ordinary shares at a price of 1075 pence per share (8.4% of Shire plc’s issued ordinary share capital prior to the placing);

-
A draw down of $1,300 million of the bank Facilities on April 18, 2007. A further $1,000 million remains available under those bank facilities for general corporate purposes, including future acquisitions; with

-	The balance coming from Shire’s pre-acquisition cash resources.

Significant events in the three months to March 31, 2007

SPD754 (apricitabine)

On January 22, 2007 Shire amended its out-license agreement with Avexa Limited (“Avexa”) relating to the investigational HIV compound SPD754, to extend Avexa’s exclusive commercialization rights to include the US and Canadian markets. In return, Shire received an up-front cash payment of $10 million, eight million additional Avexa shares valued at approximately $3.0 million (taking its shareholding in Avexa to just over 8%) and will receive further milestones and royalty payments upon approval and commercialization of the product. Total upfront consideration will be spread over 28 months and $0.8m was recognized in Q1 2007.

In March 2007, Avexa reported positive Phase 2b results for SPD754 and initiated a capital raising program, including a rights issue, to fund Phase 3 trials. Shire has fully participated in the rights issue.

DYNEPO

In March 2007 Shire launched DYNEPO in Germany, the initial step of a staged launch of the product in Europe. DYNEPO is the first and only erythropoiesis-stimulating agent produced in a human cell line.

LIALDA

LIALDA, the only once-daily oral formulation of mesalamine was approved by the FDA on January 16, 2007 and became available to patients in the US on March 19, 2007. As of April 13, 2007 LIALDA had captured 1.2% of the oral mesalamine market.

FOSRENOL

FOSRENOL was launched in the UK on February 19, 2007. Launches in Spain, Italy and Canada are expected by the end of 2007.

REPLAGAL

REPLAGAL was launched in Japan through Shire’s partner Dainippon Sumitomo Pharma Co., Ltd on February 15, 2007.

ELAPRASE

The European Commission granted marketing authorisation for ELAPRASE on January 8, 2007. Pricing and reimbursement procedures are underway and ELAPRASE was launched in the UK and Germany in Q1 2007. ELAPRASE continues to be sold in European countries that have mechanisms for pre-approval access including France, Italy and Spain.  Launch is expected across the majority of other EU countries in 2007.  Through March 2007, 291 patients worldwide were receiving treatment.

Research and development

Products in pre-launch at March 31, 2007

VYVANSE: The FDA granted marketing approval for VYVANSE on February 23, 2007. The FDA proposed that VYVANSE be classified as a Schedule II controlled substance. No milestone was payable to New River upon approval. On February 22, 2007 the DEA issued a proposed Schedule II controlled substance classification for VYVANSE and it is expected that final scheduling will become effective in June 2007. The product launch in the US is also expected to take place in June 2007.

Products in registration at March 31, 2007

SPD465 for ADHD: On July 21, 2006 the Company submitted a New Drug Application (“NDA”) to the FDA for SPD465 for the treatment of ADHD in the adult population. The Prescription Drug User Fee Act (“PDUFA”) date for the FDA to issue a formal response to this application is May 21, 2007.

SPD503 for ADHD: The Company filed a NDA with the FDA on August 24, 2006 for the use of SPD503 as a treatment of ADHD in children and adolescents. The PDUFA date for the FDA to issue a formal response to this application is June 24, 2007.

Products in clinical development as at March 31, 2007

VYVANSE for Adult ADHD: A supplemental NDA for the adult indication is expected to be filed with the FDA in Q2 2007.

SEASONIQUE: Shire is assessing the best way to file SEASONIQUE in the EU.

DAYTRANA: The Company is planning to make regulatory filings in Europe for DAYTRANA in 2007

GA-GCB for Gaucher disease: A Phase 3 clinical program was initiated during the quarter.

Transvaginal Ring (TVR) Technology: The TVR technology products are in various stages of clinical development.

SPD491 for pain: A Phase 1 clinical program was initiated during the quarter.

Products in pre-clinical development as at March 31, 2007

SPD493 (Valrocemide): The Company intends to study SPD493 in a number of central nervous system disorders and is planning to start Phase 1 clinical trials in Q4 2007.

SPD500 Tissue protective cytokine technology: SPD500 is being developed pre-clinically in non-nervous systems indications, including renal and genetic disease areas.

SPD535 for disorder of platelet levels: Pre-clinical evaluation has commenced for development of a novel platelet lowering agent.

Enzyme Replacement Therapies: The Company has completed proof of concept studies and has advanced into pre-clinical development on three projects for the treatment of lysosomal storage disorders; namely enzyme replacement therapies for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS).

Results of operations for the three months to March 31, 2007 and 2006

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to March 31, 2007	3 months to March 31, 2006	change
	$M	$M	%
Product sales	461.5	346.0	+33
Royalties	59.5	61.0	-2
Other	7.2	4.0	+80
Total	528.2	411.0	+29

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to March 31, 2007 $M	3 months to March 31, 2006 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	249.1	206.1	+21	+5
ADDERALL	-	9.1	n/a	n/a
DAYTRANA	11.9	-	n/a	n/a

GI
PENTASA	43.8	28.1	+56	+6

RENAL
FOSRENOL	22.8	7.8	+192	+15

GP
CALCICHEW	12.1	10.4	+16	n/a
CARBATROL	15.5	14.1	+10	-6
REMINYL/REMINYL XL	7.0	4.2	+67	n/a
XAGRID	14.5	12.1	+20	n/a

Other product sales	25.7	28.3	-9
	402.4	320.2	+26
Human Genetic Therapies
REPLAGAL	32.5	25.8	+26	n/a
ELAPRASE	26.6	-	n/a	n/a
	59.1	25.8	n/a
Total product sales	461.5	346.0	+33

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, March 2007. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with an average market share of 26% in March 2007 (2006: 26%). US ADHD market growth of 5% resulted in a 5% increase in US prescriptions for ADDERALL XR for the three months to March 31, 2007 compared to the same period in 2006.

Sales of ADDERALL XR for the three months to March 31, 2007 were $249.1 million, an increase of 21% compared to the same period in 2006 (2006: $206.1 million). Product sales growth was significantly higher than prescription growth due primarily to price increases in April 2006 and January 2007 and an increase in pipeline inventory in Q1 2007 compared to a reduction in Q1 2006.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved a 2.3% share of the US ADHD market by March 31, 2007. Net sales for the three months to March 31, 2007 were $11.9 million and were impacted by the redemption of $7.2 million of coupons issued to support the product launch.

The addition of DAYTRANA, combined with the ADDERALL XR market share has helped Shire grow its total share of the US ADHD market to 28% at March 31, 2007 compared to 27% (which included a 1% share relating to ADDERALL) at March 31, 2006.

PENTASA

US prescriptions for the three months to March 31, 2007 were up 6% compared to the same period in 2006 primarily due to a 4% increase in the US oral mesalamine prescription market and an increase in PENTASA’s US market share from 17.4% to 17.9%.

Sales of PENTASA for the three months to March 31, 2007 were $43.8 million, an increase of 56% compared to the same period in 2006 (2006: $28.1 million). Sales growth is higher than prescription growth due to significant pipeline stocking in Q1 2007 compared to de-stocking in Q1 2006 and the impact of a price increase in November 2006.

FOSRENOL

US sales of FOSRENOL for the three months to March 31, 2007 were $16.3 million (2006: $7.2 million). US IMS Retail Audit prescriptions for the three months to March 31, 2007 were up 15% compared to 2006 due to FOSRENOL increasing its average market share to 9% (2006: 8%) and market growth of 6% over the same period. The increase in net sales is significantly higher than retail audit prescription growth due to a combination of a price increase in July 2006, growth in use of the higher strengths (launched in early 2006), lower sales deductions and the growth of non-retail business.

FOSRENOL was launched in the US in January 2005. An agreement with Abbott was signed in December 2006 for the co-promotion of FOSRENOL in the US.  Abbott's US renal care sales team started to co-promote FOSRENOL with Shire’s US sales force in Q1 2007 and will continue the co-promotion for a term of five years.

On October 18, 2006 Health Canada granted a marketing license application for FOSRENOL. The Canadian launch is planned for Q2 2007.

In Europe, FOSRENOL has now been launched in Germany, France, UK and a number of other countries. Launches will continue throughout 2007 in the EU including Italy and Spain, subject to finalization of national licensing and conclusion of pricing and reimbursement negotiations. European sales of FOSRENOL for the three months to March 31, 2007 were $6.5 million (2006: $0.6 million), giving total FOSRENOL sales worldwide of $22.8 million (2006: $7.8 million).

CARBATROL

US prescriptions for the year ending March 31, 2007 were down 6% compared to the same period in 2006. This was primarily due to a 4% decline in the US extended release carbamazepine prescription market and a decline in CARBATROL’s US market share from 42% to 41%.

Sales of CARBATROL for the three months to March 31, 2007 were $15.5 million, an increase of 10% compared to the same period in 2006 (2006: $14.1 million). Despite the drop in prescriptions, sales growth arose due to a price increase in July 2006 and stocking in 2007 compared to destocking in 2006.

Patent litigation proceedings with Nostrum and Corepharma relating to CARBATROL are ongoing. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

XAGRID

Sales for the three months to March 31, 2007 were $14.5 million, an increase of 20% compared to the same period in 2006 (2006: $12.1 million). Expressed in transaction currencies (XAGRID is primarily sold in Euros), sales increased by 9% due to growth in many of Shire’s markets. In addition there was a benefit of 11% from favorable exchange rate movements against the US dollar.

REPLAGAL

Sales for the three months to March 31, 2007 were $32.5 million (2006: $25.8 million). This represents an increase in sales of 26% which is due to additional patients beginning therapy in both Europe and in the rest of world markets, and the impact of favorable exchange rates.

ELAPRASE

ELAPRASE was successfully launched in the US in August 2006 and in the UK and Germany in Q1 2007. ELAPRASE continues to be sold in European countries that have mechanisms for pre-approval access including France, Italy and Spain. By the end of the first quarter 291 patients were on the treatment. Sales for the three months to March 31, 2007 were $26.6 million compared to $19.3 million for the three months to December 31, 2006 and continue to grow.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Canadian dollars, Euros and Pounds sterling), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars. The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	3 months to March 31, 2007 sales $M	3 months to March 31, 2007 sales growth in local currency	3 months to March 31, 2007 sales growth in US dollars	Impact of translation to US dollars
REPLAGAL sales in Euros	19.9	5%	15%	10%
XAGRID sales in Euros	8.8	8%	18%	10%
XAGRID sales in Pounds sterling	5.7	10%	23%	13%
CALCICHEW sales in Pounds sterling	10.8	5%	17%	12%
REMINYL and REMINYL XL sales in Pounds sterling	6.4	48%	65%	17%
REPLAGAL sales in Pounds sterling	5.4	10%	22%	11%

Royalties

Royalty revenue decreased by 2% to $59.5 million for the three months to March 31, 2007 (2006: $61.0 million). The following table provides an analysis of Shire’s royalty income:

	3 months to March 31, 2007	3 months to March 31, 2006	Change
	$M	$M	%
3TC	35.5	39.5	-10	(1)
ZEFFIX	9.1	7.7	+18	(2)
Others	14.9	13.8	+8
Total	59.5	61.0	-2

(1) The impact of foreign exchange movements has contributed +4% to the reported growth.
(2) The impact of foreign exchange movements has contributed +11% to the reported growth.

3TC

Royalties from sales of 3TC for the three months to March 31, 2007 were $35.5 million, a decrease of 10% compared to the prior year (2006: $39.5 million).

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the three months to March 31, 2007 were $270 million, a decrease of 11% compared to prior year (2006: $305 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the three months to March 31, 2007 were $9.1 million, an increase of 18% compared to the prior year (2006: $7.7 million).

Shire receives royalties from GSK on worldwide ZEFFIX sales. GSK’s worldwide sales of ZEFFIX for the three months to March 31, 2007 were $79 million, an increase of 18% compared to prior year (2006: $67 million). This increase was mainly due to strong growth in the Chinese and Korean markets and favorable foreign exchange movements.

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

In June 2006 Janssen and Synaptech, Inc. filed a law suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of RAZADYNE ER. No court date has been set.

Barr and other companies have filed ANDAs with the FDA for generic versions of RAZADYNE and Janssen and Synaptech Inc. have filed law suits against some of those ANDA filers. The court date for the first of these proceedings is May 2007.

Cost of product sales

For the three months to March 31, 2007 the cost of product sales was 14% of product sales (2006: 18%). The cost of product sales for REPLAGAL in 2006 included a $23.6 million adjustment in respect of acquired inventories (all of which were consumed by Q3 2006). This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales for the three months to March 31, 2006 by 7%. Excluding the impact of this fair value adjustment in 2006, cost of product sales as a percentage of product sales in the three months to March 31, 2007 was 3% higher than for the three months to March 31, 2006 due to the impact of product mix changes and inventory write-offs.

For the three months to March 31, 2007 cost of product sales included a charge of $0.8 million for share based compensation under SFAS No. 123(R) "Share based payment" ("SFAS 123(R)") (2006: $0.8 million).

Research and development (R&D)

R&D expenditure decreased from $127.4 million in the three months to March 31, 2006 to $80.8 million in the three months to March 31, 2007.

Expressed as a percentage of total revenues, R&D expenditure was 15% for the three months to March 31, 2007 (2006: 31%). In the three months to March 31, 2006 a payment was made to New River of $50 million on the filing of the drug approval application for VYVANSE with the FDA. This payment was expensed in accordance with Shire’s accounting policy, and was equivalent to 12% of total revenue.

For the three months to March 31, 2007 R&D included a charge of $2.3 million for share based compensation under SFAS 123(R) (2006: $1.5 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $204.9 million in the three months to March 31, 2006 to $242.7 million in the three months to March 31, 2007, an increase of 18%. As a percentage of product sales, SG&A expenses were 53% (2006: 59%).

3 months to March 31,	2007 $M	2006 $M	Change %
Sales costs	78.1	51.0	+53
Marketing costs	79.7	74.9	+6
Other SG&A costs	56.0	56.1	0
Depreciation and amortization(1)	28.9	22.9	+26
Total SG&A costs	242.7	204.9	+18

(1) Excludes depreciation from manufacturing plants of $1.3 million (2005: $1.1 million) which is included in cost of product sales.

The increase in SG&A expenses included the impact of the following:

•    Increase in the sales force to promote DAYTRANA and VYVANSE;

•    The cost of the new GI sales force in the US; and

•    The launches of DYNEPO and LIALDA and pre-launch activities relating to VYVANSE.

For the three months to March 31, 2007 SG&A included a charge of $7.5 million for share based compensation under SFAS 123(R) (2006: $6.7 million), representing 2% of product sales (2006: 2%).

The depreciation charge for the three months to March 31, 2007 was $13.6 million (2006: $9.2 million). The amortization charge for the three months to March 31, 2007 was $15.3 million (2006: $13.7 million) including $0.3 million (2006: $nil) for impairment of intangible assets. The increase in depreciation has resulted from investment in Shire’s infrastructure to support the continuing growth of the Company. The increase in amortization is primarily due to the amortization of capitalized milestone payments for DAYTRANA following its launch in June 2006.

Interest income

For the three months to March 31, 2007 Shire received interest income of $19.8 million (2006: $14.2 million). Interest income for 2007 primarily related to interest received on cash balances. Interest income for 2006 comprised $7.9 million of interest on cash balances plus $6.3 million interest recognized on repayment of a $70.6 million loan to IDB Biomedical Inc. (“IDB”). Excluding interest income in respect of the IDB repayment, interest income for the three months to March 31, 2007 is significantly higher than for the three months ending March 31, 2006 due to increases in the US dollar interest rate and higher cash balances (Q1 2007 cash balances include net proceeds from the issuance of common stock of $878.3 million to part fund the acquisition of New River).

Interest expense

For the three months to March 31, 2007 the Company incurred interest expense of $7.8 million (2006: $5.6 million).

In both years this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. The original trial date for the appraisal rights litigation was set for April 23, 2007, but this trial date has since been deferred, and the Company is awaiting a new trial date. Further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Equity in earnings of equity method investees

Net earnings of equity method investees of $0.5 million were recorded for the three months to March 31, 2007 (2006: $3.5 million). This comprised earnings of $1.5 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $1.6 million), offset by losses of $1.0 million being the Company’s share of losses in the GeneChem and EGS Healthcare Funds (2006: earnings of $1.9 million).

Taxation

The effective rate of tax for the three months to March 31, 2007 was 27% (2006: 28%). At March 31, 2007 net deferred tax assets of $247.8 million were recognized (December 31, 2006: $261.0 million).

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of tax and dividend payments and the continuing cash generated from sales of Shire’s key products.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property, and as a result may need cash to fund any litigation expenses incurred.

The Company ordinarily finances its activities through cash generated from operating activities, private and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

Credit Facilities

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007. The Facilities Agreement comprises three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “Facilities”). Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes. Term Loan A and Term Loan B may be used only for financing the acquisition of New River (including related fees and transaction costs) and refinancing any existing indebtedness of New River or its subsidiaries.

The RCF and Term Loan A mature on February 20, 2012. Term Loan A is repaid in annual installments on the anniversary of the Facilities Agreement in the following amounts: $150 million in 2008, $150 million in 2009, $200 million in 2010, $200 million in 2011 and the balance on maturity. Term Loan B matures on February 19, 2008. As noted above, at Shire’s request, the maturity date of Term Loan B may be extended for a further 364 days.

The availability of loans under each of the Facilities is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The Facilities include representations and warranties, covenants and events of default, including (i) requirements that Shire’s ratio of Net Debt to EBITDA (as defined in the Facilities Agreement) does not exceed 3.50:1 for the 12 month period ending 31 December, 2007; 3.25:1 for the 12 month period ending 30 June 2008; and 3.00:1 for each 12 month period ending 31 December and 30 June thereafter: and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for each 12 month period ending 31 December or 30 June, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans and giving of guarantees.

Interest on loans under the Facilities will be payable on the last day of each interest period, which period may be one week or one, two, three or six months at the election of Shire (or as otherwise agreed with the Arrangers). The interest rate on each loan drawn under the RCF or Term Loan A for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending 31 December, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement). The interest rate on each loan drawn under Term Loan B for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (being from 0.50 per cent for the first six months from the date of the Facilities Agreement, 0.75 per cent for the second six months and 1.00 per cent per annum thereafter), LIBOR, and mandatory cost, if any (as calculated in accordance with Schedule 5 of the Facilities Agreement).

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

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be canceled, all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable. Events of default under the Facilities Agreement include: (i) non-payment of any amounts due under the Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain US Employee Retirement Income Security Act breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Facilities Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the Facilities Agreement repudiates the Facilities Agreement or any Finance Document (as defined in the Facilities Agreement). The Facilities Agreement is governed by English law.

As at March 31, 2007 the Company had not utilized these facilities. In the quarter ended March 31, 2007 the Company incurred costs of $14.3 million in relation to the Facilities of which $4.5 million was deferred within other current assets and a further $9.8 million within other non-current assets at March 31, 2007. These costs will be amortized over the estimated term of the relevant loan.

Equity financing

On February 20, 2007 Shire also raised $878.3 million through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

New River financing

On April 19, 2007 Shire completed the acquisition of New River. The total cost of the acquisition of approximately $2.6 billion was funded by: net proceeds of $878.3 million from the private placement, utilization of $1,300 million of the bank facilities as described below; with the balance coming from Shire’s pre-acquisition cash resources.

On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River. The RCF has not been utilized.

Following Shire's acquisition of New River, the Company's liquidity profile has changed significantly. However, Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned debt facility will be sufficient to meet its anticipated future operating expenses, the costs of acquiring New River, the remaining costs associated with the acquisition of TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash), as at March 31, 2007 and March 31, 2006:

	March 31, 2007 $’M	March 31, 2006 $’M
Cash and cash equivalents	2,046.2	842.4
Short-term investments	-	1.5
Gross cash funds	2,046.2	843.9
Total debt	-	-
Net cash funds	2,046.2	843.9

On April 19, 2007 Shire completed the acquisition of New River. The acquisition was funded by a draw down of Term Loan A of $1,000 million and Term Loan B of $300 million on April 18, 2007 with the balance of $1,300 million coming from pre-acquisition net cash funds.

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2007 was $101.4 million compared to $123.4 million for the three months to March 31, 2006. The net decrease resulted mainly from unfavourable movements in working capital primarily relating to the timing of sales within the first quarter of 2007.

Net cash used in investing activities was $43.5 million in the three months to March 31, 2007. This included expenditure on purchases of property, plant and equipment of $17.9 million, intangible assets of $28.2 million, long-term investments of $2.1 million and costs incurred in relation to the acquisition of New River of $3.1 million, which were partially offset by $7.0 million received as a deposit for the sale of certain intangible assets.

Capital expenditure on property, plant and equipment included $2.8 million on IT at the Wayne, Pennsylvania, US headquarters and $3.1 million on IT at the Basingstoke, UK Head Office; $2.0 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $1.5 million and $1.3 million on leasehold improvements and IT equipment respectively, at Shire’s site in Cambridge, Massachusetts. Capital expenditure on intangible assets included a $25 million sales milestone paid to Noven for DAYTRANA, which was accrued at December 31, 2006.

Net cash provided by investing activities was $47.8 million in the three months to March 31, 2006. Decreases in short-term investments of $5.5 million and proceeds of $70.6 million from the repayment of loans made to IDB were mainly offset by capital expenditure on property, plant and equipment of $26.5 million. Capital expenditure on property, plant and equipment included $10.0 million on IT projects in the US; $4.0 million on buildings, $2.6 million on computer equipment, and $1.3 on software at the Basingstoke Head office; $1.0 million on computer equipment for the Shire US headquarters; and $3.5 million of factory construction work and $0.7 million of plant equipment at the Owings Mills facility.

Net cash provided by financing activities was $860.4 million for the three months to March 31, 2007. On February 20, 2007 Shire plc raised $878.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. In addition, Shire received $7.0 million from the exercise of warrants and $22.3 million from the exercise of stock options. This has been partially offset by payments to acquire treasury stock of $44.3 million.

Net cash provided by financing activities was $12.9 million for the three months to March 31, 2006. This was primarily due to proceeds of $13.8 million from the exercise of employee stock options offset by payments to acquire treasury stock of $2.0 million.

Obligations and commitments

TKT shareholders seeking appraisal rights

As at March 31, 2007 appraisal rights had been asserted in respect of approximately 11.3 million shares of TKT common stock. For further information see Item 1 of Part II of this Form 10-Q: Legal Proceedings. As at March 31, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $38.6 million that may be awarded by the Court. For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.

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

Contractual obligations

At March 31, 2007 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2006 Form 10-K as follows:

(i) DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire has a remaining obligation to pay Noven up to $50 million, contingent on future sales performance.

(ii) VYVANSE

In January 2005, Shire entered into an agreement with New River to collaborate in developing, manufacturing, marketing and selling VYVANSE in the US.  In the rest of the world, Shire acquired the license to develop and commercialize VYVANSE.

The FDA granted marketing approval for VYVANSE on February 23, 2007. The FDA proposed that VYVANSE be classified as a Schedule II controlled substance. No milestone was payable to New River upon approval. On February 22, 2007 the DEA issued a proposed Schedule II controlled substance classification for VYVANSE and it is expected that final scheduling will become effective in June 2007. The product launch in the US is also expected to take place in June 2007.

On April 19, 2007 the Company completed its acquisition of New River and therefore has no further commitments under the collaboration agreement other than commitments between wholly owned companies in the Shire group.

(iii) Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products. Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years. US development expenditure reimbursement for the quarter ended March 31, 2007 totalled $4.3 million. At March 31, 2007 the maximum future reimbursement for Duramed incurred US development expenditure is $133.2 million. Shire will separately be responsible for development costs in its licensed territories.

(iv) Tissue Protective Cytokine (“TPC”) technology development rights

In connection with the Company’s licence of TPC technology rights in non-nervous system indications from Warren Pharmaceuticals, Inc (“Warren”), the Company is committed to making payments on achievement of certain milestones. The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication. However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

(v) Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv) at March 31, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $70.2 million (December 31, 2006: $75.6 million), of which $7.5 million could be paid in 2007.

(vi) Clinical testing

At March 31, 2007 the Company had committed to pay approximately $61.2 million (December 31, 2006: $55.0 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $32.7 million (December 31, 2006: $36.1 million) of these commitments in 2007. However, the timing of these payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii) Contract manufacturing

At March 31, 2007 the Company had committed to pay approximately $89.1 million (December 31, 2006: $83.4 million) in respect of contract manufacturing, of which $70.4 million (December 31, 2006: $64.5 million) will be payable in 2007 and a further $18.7 million (December 31, 2006: $18.9 million) will be payable in 2008.

(viii) Investment commitments

At March 31, 2007 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $13.8 million (December 31, 2006: $15.9 million) which may be payable in 2007, depending on the timing of capital calls.

(ix) Capital commitments

At March 31, 2007, the Company has committed to spend $3.7 million in 2007 in respect of capital commitments. This includes commitments for the expansion and modification of its manufacturing facility at Owings Mills, Maryland.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

Critical accounting estimates are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2006. Material updates to those estimates discussed in Shire’s Annual Report on Form 10-K are described below.

i)	Income taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” with effect from January 1, 2007. In the application of FIN 48, management is required to develop estimates as to whether a tax benefit should be recognized in the financial statements, based on whether it is more likely than not that the technical merits of the position will be sustained based on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgement, is greater than 50% likely to be realized based on a cumulative probability assessment of the possible outcomes. In applying FIN 48, management is required to make judgements in the determination of the unit of account, the evaluation of the facts, circumstances and information in respect of the tax position taken, together with the estimates of amounts that the Company may be required to pay in ultimate settlement with the tax authority.

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. Because Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment of the measurement of uncertain tax positions using internal expertise, experience, judgment and assistance from professional advisors. Estimates are refined as additional information becomes known. Any outcome upon settlement that differs from Shire’s best estimate may result in additional or lower tax expense in future periods.

At January 1, 2007 the Company had recognized a liability of $234.4 million for total unrecognized tax benefits and had accrued approximately $41.3 million for the payment of interest and penalties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at March 31, 2007 the Company had no material debt outstanding. On April 18, 2007 the Company utilized part of the Facilities which the Company entered into in the three months to March 31, 2007. Term Loan A of $1,000 million and Term Loan B of $300 million were fully utilized to partially fund the acquisition of New River. The remaining RCF has not been utilized.

The financial profile of the Company has changed due to the utilization of the Facilities and as a result the Company is exposed to increased interest rate risk, still primarily to the US dollar interest rates. The Company continues to review its interest rate risk and assess the policies in place to manage the risk.

Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed discussion of the Group’s market risk exposure. There have been no material changes in the Group’s exposure to market risk, with the exception of interest rate risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As at March 31, 2007, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13(d), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The key risk factors associated with the Company are set forth in the Company’s Form 10-K for the year ended December 31, 2006. Material updates to these risk factors are included below;

The Company has recently completed the acquisition of New River. If the Company fails to transition development of the New River compounds successfully, it may impact on the future growth of the Company

The Company has recently completed the acquisition of New River. The benefits of this acquisition depend on the successful transition to the Company of the development of New River’s approved and pre-approval compounds. If this transition is not successful, it may result in the products failing to deliver the anticipated benefits and could cause a diversion of management’s time and resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits

2.1	Agreement of Merger dated as of February 20, 2007 among Shire Plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(1)

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005.(2)

10.1	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein.(3)

10.2
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc.

31.1        Certification of Matthew Emmens pursuant to Rule 13a - 14 under The Exchange Act.

31.2        Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(1)   Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(2)   Incorporated by reference to Exhibit 3.1 to Shire’s Form 8-K filed on November 25, 2005.

(3)  Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC
(Registrant)

Date:		/s/ Matthew Emmens
May 1, 2007	By:	Matthew Emmens
Chief Executive Officer

Date:		/s/ Angus Russell
May 1, 2007	By:	Angus Russell
Chief Financial Officer