Form 10-Q
period 2007-06-30
Shire plc
filed 2007-08-02
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007

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

As at July 24, 2007, the number of outstanding ordinary shares of the Registrant was 553,295,707.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization; the impact of competitive products, including, but not limited to the impact of those on Shire’s Attention Deficit and Hyperactivity Disorder (“ADHD”) franchise; patents, including but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval date of INTUNIV™ (guanfacine) extended release (ADHD); Shire’s ability to secure new products for commercialization and/or development; Shire’s ability to benefit from its acquisition of New River Pharmaceuticals Inc.; the successful development of JUVISTA® and other risks and uncertainties detailed from time to time in Shire plc’s filings with the Securities and Exchange Commission, particularly Shire plc’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
INTUNIV™ (guanfacine extended release)
LIALDA™ (mesalamine)
MEZAVANT™ (mesalazine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
VYVANSE™ (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC (trademark of GlaxoSmithKline (GSK))
DYNEPO (trademark of Sanofi-Aventis)
JUVISTA (trademark of Renovo)
PENTASA (trademark of Ferring)
RAZADYNE (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
SEASONIQUE (trademark of Barr Laboratories, Inc.)
ZEFFIX (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to June 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2007 $’M	December 31, 2006 $’M
ASSETS
Current assets:
Cash and cash equivalents		598.5	1,126.9
Restricted cash		39.5	29.8
Accounts receivable, net	4	413.4	310.8
Inventories, net	5	177.6	131.1
Deferred tax asset	6	97.7	105.7
Prepaid expenses and other current assets	7	107.3	106.0
Total current assets		1,434.0	1,810.3

Non current assets:
Investments		69.5	55.8
Property, plant and equipment, net		295.1	292.8
Goodwill		238.2	237.4
Other intangible assets, net	8	1,872.4	762.4
Deferred tax asset	6	102.0	155.3
Other non-current assets	9	28.7	12.4
Total assets		4,039.9	3,326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	681.6	566.1
Liability to dissenting shareholders		465.6	452.3
Other current liabilities	11	44.5	313.6
Total current liabilities		1,191.7	1,332.0

Non-current liabilities:
Convertible bonds	13	1,100.0	-
Deferred tax liability	6	334.7	-
Other non current liabilities	12	377.0	52.1
Total liabilities		3,003.4	1,384.1
Commitments and contingencies	14

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	June 30, 2007 $’M	December 31, 2006 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 553.2 million shares issued and outstanding (2006: 750.0 million shares authorized; and 506.7 million shares issued and outstanding)	15	48.3	43.7
Exchangeable shares: 1.2 million shares issued and outstanding (2006: 1.3 million)		57.0	59.4
Treasury stock	15	(194.7)	(94.8)
Additional paid-in capital		2,421.8	1,493.2
Accumulated other comprehensive income		79.1	87.8
(Accumulated deficit)/retained earnings		(1,375.0)	353.0
Total shareholders’ equity		1,036.5	1,942.3
Total liabilities and shareholders’ equity		4,039.9	3,326.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to June 30, 2007 $’M	3 months to June 30, 2006 $’M	6 months to June 30, 2007 $’M	6 months to June 30, 2006 $’M
Revenues:
Product sales		504.2	376.0	965.7	722.0
Royalties		64.0	60.4	123.5	121.4
Other revenues		6.7	2.7	13.9	6.7
Total revenues		574.9	439.1	1,103.1	850.1

Costs and expenses:
Cost of product sales(1)		70.3	61.6	133.8	123.6
Research and development		102.1	72.6	183.0	200.0
Selling, general and administrative(1)		285.3	221.1	527.9	426.0
In-process R&D charge	2	1,896.0	-	1,896.0	-
Gain on sale of product rights	3	(5.0)	-	(5.0)	-
Integration costs		1.3	1.6	1.3	3.9
Total operating expenses		2,350.0	356.9	2,737.0	753.5

Operating (loss)/income		(1,775.1)	82.2	(1,633.9)	96.6

Interest income		14.9	10.0	34.7	24.2
Interest expense		(28.0)	(6.5)	(35.8)	(12.1)
Other income/(expenses), net		1.8	(1.9)	2.3	(1.4)
Total other (expenses)/income, net		(11.3)	1.6	1.2	10.7

(Loss)/income from continuing operations before income taxes and equity in earnings of equity method investees		(1,786.4)	83.8	(1,632.7)	107.3
Income taxes		(25.6)	(23.3)	(67.1)	(29.8)
Equity in earnings of equity method investees, net of taxes		0.7	0.8	1.2	4.3
(Loss)/income from continuing operations		(1,811.3)	61.3	(1,698.6)	81.8

Gain on disposition of discontinued operations (net of income tax expense of $nil)		-	-	-	40.6
Net (loss)/income		(1,811.3)	61.3	(1,698.6)	122.4

 (1) Cost of product sales does not include amortization of intangible assets relating to intellectual property rights acquired of $33.0 million for the six months ended June 30, 2007 (2006: $27.0 million) and $17.6 million for the three months ended June 30, 2007 (2006: $13.3 million) which is included in selling, general and administrative costs.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to June 30, 2007		3 months to June 30, 2006	6 months to June 30, 2007		6 months to June 30, 2006
Earnings per share – basic
(Loss)/income from continuing operations		(331.0c	)	12.2c	(317.5c	)	16.2c
Gain on disposition of discontinued operations		-		-	-		8.1c
		(331.0c	)	12.2c	(317.5c	)	24.3c

Earnings per share – diluted
(Loss)/income from continuing operations		(331.0c	)	12.0c	(317.5c	)	16.0c
Gain on disposition of discontinued operations		-		-	-		8.0c
		(331.0c	)	12.0c	(317.5c	)	24.0c

Weighted average number of shares (millions):
Basic	16	547.3		504.4	535.0		503.7
Diluted	16	547.3		509.5	535.0		509.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchange-able shares $’M	Exchange-able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu- lated other compre- hensive income $’M	Retained earnings/(Accumulated deficit) $’M	Total share-holders’ equity $’M
As at January 1, 2007	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

Net loss for the period	-	-	-	-	-	-	-	(1,698.6)	(1,698.6)

Foreign currency translation	-	-	-	-	-	-	(8.9)	-	(8.9)

Shares issued, net of issue costs	4.3	42.9	-	-	-	873.0	-	-	877.3

Exchange of exchangeable shares	-	0.2	(2.4)	(0.1)	-	2.4	-	-	-

Warrants exercised	0.1	0.7	-	-	-	6.9	-	-	7.0

Options exercised	0.2	2.7	-	-	-	23.9	-	-	24.1

Stock option compensation	-	-	-	-	-	22.4	-	-	22.4

Shares purchased by Employee Share Option Trust ("ESOT")	-	-	-	-	(99.9)	-	-	-	(99.9)

Dividends	-	-	-	-	-	-	-	(29.4)	(29.4)

Unrealized holding gain on available-for-sale securities	-	-	-	-	-	-	0.2	-	0.2

As at June 30, 2007	48.3	553.2	57.0	1.2	(194.7)	2,421.8	79.1	(1,375.0)	1,036.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2007 Shire plc declared and paid dividends of 5.2455 US cents per ordinary share (equivalent to 15.7365 US cents per American Depositary Share) and 18.6005 Canadian cents per exchangeable share totaling $29.4 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	3 months to June 30, 2007	3 months to June 30, 2006	6 months to June 30, 2007	6 months to June 30, 2006
	$’M	$’M	$’M	$’M

Net (loss)/income	(1,811.3)	61.3	(1,698.6)	122.4
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(8.7)	26.3	(8.9)	31.7
Unrealized holding (loss)/gain on available-for-sale securities	(5.7)	(1.7)	0.2	(1.4)
Comprehensive (loss)/income	(1,825.7)	85.9	(1,707.3)	152.7

The components of accumulated other comprehensive income as at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007 $’M	December 31, 2006 $’M
Foreign currency translation adjustments	71.5	80.4
Unrealized holding gain on available-for-sale securities	7.6	7.4
Accumulated other comprehensive income	79.1	87.8

There are no material tax effects related to the items included above.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to June 30, 2007 $’M	6 months to June 30, 2006 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	(1,698.6)	122.4
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	2.6	2.1
Selling, general and administrative expenses	61.1	46.7
Share-based compensation	22.4	16.7
In-process research and development charge	1,896.0	-
Amortization of deferred financing charges	9.2	-
Write down of long-term investments	-	2.0
Gain on sale of product rights	(4.9)	-
Equity in earnings of equity method investees	(1.2)	(4.3)
Gain on disposition of discontinued operations	-	(40.6)
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(103.0)	13.8
Increase in sales deduction accrual	18.9	13.0
(Increase)/decrease in inventory	(40.0)	8.3
Decrease in prepayments and other current assets	11.3	18.1
Decrease in other assets	0.7	2.8
Movement in deferred taxes	13.8	(1.0)
Increase in accounts and notes payable and other liabilities	7.6	54.8
Increase in deferred revenue	88.5	6.0
Net cash provided by operating activities (A)	284.4	260.8

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	55.8	5.5
Movement in restricted cash	(9.6)	1.1
Purchases of subsidiary undertakings, net of cash acquired	(2,458.6)	(0.8)
Expenses related to the New River Pharmaceuticals, Inc. (“New River”) acquisition	(60.4)	-
Purchases of long-term investments	(5.8)	(9.3)
Purchases of property, plant and equipment	(33.6)	(50.6)
Purchases of intangible assets	(31.8)	(50.2)
Deposits received from sale of product rights	10.5	-
Proceeds from property, plant and equipment sales	-	0.8
Proceeds from sale of product rights	6.3	-
Proceeds from loan repaid by ID Biomedical Corporation	-	70.6
Returns of equity investments	2.2	0.3
Net cash used in investing activities (B)	(2,525.0)	(32.6)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to June 30, 2007 $’M	6 months to June 30, 2006 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	1,300.0	-
Repayment of drawings under bank facility	(1,300.0)	-
Proceeds from issue of Shire 2.75% convertible bonds due 2014	1,100.0	-
Redemption of Shire convertible bonds due 2011	-	(0.1)
Redemption of New River 3.5% convertible notes due 2013	(279.4)	-
Proceeds from exercise of New River purchased call option	141.8	-
Payment of debt arrangement and issue costs	(32.7)	-
Proceeds from exercise of options	24.1	17.7
Proceeds from issue of common stock, net of issue costs	877.3	-
Proceeds from exercise of warrants	7.0	-
Tax benefit of share-based compensation, charged directly to equity	-	2.0
Payment of dividend	(29.4)	(22.6)
Payments to acquire shares by ESOT	(99.9)	(2.0)
Net cash provided by/(used in) financing activities (C)	1,708.8	(5.0)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	3.4	5.4
Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(528.4)	228.6
Cash and cash equivalents at beginning of period	1,126.9	656.5
Cash and cash equivalents at end of period	598.5	885.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or “the Company”), and other financial information included in this Form 10-Q, are unaudited.  These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim reporting.

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

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of acquired intangible assets and in-process research and development (“IPR&D”), the valuation of equity investments, sales deductions, income taxes, share-based payments and the amount payable to former holders of Transkaryotic Therapies Inc. (“TKT”) common stock of approximately 11.3 million shares who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c)	Convertible bonds

Convertible bonds consist of the Company’s $1,100 million principal amount of 2.75% convertible bonds due 2014, which are described more fully in Note 13.

In respect of each issuance of convertible bonds, the Company evaluates whether: (a) the conversion feature of such an issuance should be bifurcated from the debt host and separately accounted for as a derivative instrument in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No 133”) or (b) the conversion feature meets the criteria within SFAS No. 133 for exemption from treatment as a derivative instrument.

As the conversion feature in Shire’s 2.75% convertible bonds qualifies for the SFAS No.133 exemption from treatment as a derivative instrument, the convertible bonds are accounted for by the Company in accordance with Accounting Practice Bulletin 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). In accordance with APB 14 no portion of the proceeds of Shire’s 2.75% convertible bonds is allocated to the conversion feature and the convertible bonds is recorded at their principal amount within non-current liabilities.

Based on quoted market values as at June 30, 2007 the fair value of Shire’s 2.75% convertible bonds was approximately $1,127 million.

(d)	Income taxes

The Company provides for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes" and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).

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

(e)	Accounting pronouncements adopted during the period

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

The provisions of FIN 48 have been applied to all tax positions on adoption of this guidance.  At January 1, 2007 the Company's liability for total unrecognized tax benefits was $234.4 million, the full amount of which would affect the effective tax rate if recognized, and the Company had accrued approximately $41.3 million for the payment of interest and penalties.

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

The Company continues to recognize interest relating to unrecognized tax benefits and penalties within income taxes.  During the six months ended June 30, 2007, the Company accrued interest and penalties of $13.5 million relating to unrecognized tax benefits within income taxes.

EITF 06-3

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). The scope of the issue includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis.  The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  On adoption of EITF 06-3, the Company continued to present revenues net of taxes.  The adoption of EITF 06-3 did not have an impact on the Company's consolidated financial position, results of operations or cash flows or financial statement disclosure.

(f)	New accounting pronouncements to be adopted in future periods

EITF 07-3

In June 2007, the EITF reached a consensus regarding EITF 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  The scope of this Issue is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities.  The EITF concluded that non-refundable advance payments for future research and development activities should be deferred and capitalized on balance sheet. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2007.  The Company is currently reviewing the impact of the adoption of EITF 07-3 on its financial statements.

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

SFAS No. 157

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS No. 157 will therefore be applicable for the Company’s fiscal year commencing January 1, 2008. The Company is currently reviewing the impact of the adoption of SFAS No. 157 on its financial statements.

2.	Business combination

On April 19, 2007 Shire completed its acquisition of New River by way of a short-form merger, in an all-cash transaction.  The acquisition was effected by merging Shuttle Corporation, an indirect wholly owned subsidiary of Shire, with and into New River, with New River continuing as the surviving corporation.  As consideration, Shire paid to New River’s shareholders $64 in cash for each share of New River common stock outstanding at the time of the acquisition.

The acquisition of New River allows Shire to capture the full economic value of VYVANSE, and gain control of the future development and commercialization of this product.

The pediatric indication of VYVANSE was approved by the US Food and Drug Administration (“FDA”) on February 23, 2007 and the Company received notification from the Drug Enforcement Agency (“DEA”) of the final Schedule II classification for VYVANSE on May 3, 2007.

The acquisition of New River has been accounted for using the purchase method in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”). Under the purchase method of accounting, the assets and liabilities of New River are recorded at their fair values at the acquisition date. The financial statements and reported results of operations of Shire issued after the completion of the acquisition reflect these fair values, with the results of New River being included within the Consolidated Statement of Operations from April 19, 2007.

Total consideration, including amounts payable in respect of stock options, share appreciation rights (“SARs”), warrants over New River’s common stock and costs directly attributable to the business combination was approximately $2.6 billion at the price of $64 per share of New River’s common stock, as analyzed below:

$’M
Cash consideration for 37.1 million outstanding shares of New River common stock at $64 per share (net of 1.5 million of common stock repurchased through a prepaid forward purchase contract(1))	2,276.0
Cash cost of settling New River’s stock options and SARs	124.5
Cash cost for settling sold warrants over 4.0 million shares of New River’s common stock	133.0
Direct acquisition costs	60.4
2,593.9
(1) New River entered into this prepaid forward purchase contract with Merrill Lynch in July 2006.

Accounting for the New River Collaboration Agreement

Prior to the acquisition of New River, on January 31, 2005 Shire entered into a collaboration agreement with New River which governed the development, manufacture and commercialization of VYVANSE for the treatment of ADHD in the US and rest of the world (“RoW”) territories.  In March 2005, this collaboration agreement was split into two separate agreements, the US Collaboration Agreement and the RoW Territory Licence Agreement (together the “New River Collaboration Agreements”).

Under the terms of the New River Collaboration Agreements, the parties were required to collaborate on the development, manufacturing, marketing and sales of VYVANSE in the US.  Profits from the collaboration arising in the US were to be divided according to a predetermined formula, based on the scheduling of VYVANSE by the DEA. Post-approval milestones were due under the New River Collaboration Agreements if the product received favorable scheduling (schedule III, IV or V or unscheduled) and on the achievement of certain sales milestones.

Through the New River Collaboration Agreements Shire also acquired the license in the RoW territory to develop and commercialize VYVANSE, in consideration of a low double-digit royalty.

Shire paid an initial sum of $50 million to New River in January 2005 on signing the original collaboration agreement and a further $50 million was paid by Shire to New River following acceptance of the filing of a New Drug Application (“NDA”) by the FDA in January 2006.

As Shire has a pre-existing relationship with New River, Shire has applied EITF 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”), in accounting for the effective settlement of the New River Collaboration Agreements.

In accordance with EITF 04-1, Shire has measured the effective settlement of the New River Collaboration Agreements resulting from its pre-existing relationship with New River and has determined that, in respect of the US Collaboration Agreement, it was less favorable to the Company when compared with pricing for current market transactions for similar items.  The RoW Territory License Agreement was determined to be at current market rates.  The valuation of the New River Collaboration Agreements and their current market comparators has been based upon information available at the time of the acquisition and using the expectations and assumptions that have been deemed reasonable by the Company’s management.

Although the US Collaboration Agreement is deemed less favorable to the Company at the time of the acquisition when compared with pricing for current market transactions for similar items, the Company has not recorded a loss on the effective settlement of the pre-existing relationship in the Consolidated Statement of Operations, nor has the Company adjusted its purchase price for New River to reflect any such loss resulting from this effective settlement, as settlement provisions in the US Collaboration Agreement available to the Company would have enabled effective settlement of the New River Collaboration Agreements at no cost to the Company.

Purchase price allocation

Shire's cost of acquiring New River of approximately $2.6 billion has been allocated on a preliminary basis to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition. Based on this preliminary allocation of the purchase price, an excess of the fair value of assets acquired and liabilities assumed over the cost of acquisition totaling $75 million has arisen which management, in accordance with SFAS No. 141, has allocated as a pro rata reduction of amounts that would otherwise have been ascribed to identifiable intangible assets and IPR&D, (such IPR&D being immediately charged to expense, having no alternative future use).  The value of other intangible assets and IPR&D below are presented after this pro-rata allocation.

The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.  To the extent that these preliminary estimates of the fair value of the assets acquired and the liabilities assumed need to be adjusted, Shire will do so in future periods in accordance with SFAS No.141.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

$’M
ASSETS
Current assets:
Cash and cash equivalents	74.9
Short-term investments	55.8
Accounts receivable, net	0.3
Inventories	6.3
Purchased call option	141.8
Deferred tax asset	52.8
Prepaid expenses and other current assets	0.2
Total current assets	332.1

Property, plant and equipment, net	0.8
Other intangible assets, net
- Intellectual property - developed technology	1,105.7
- Favorable manufacturing contracts	9.0
- In process research and development	1,896.0
Total assets	3,343.6

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	33.3
Convertible loan notes	279.4
312.7
Non-current liabilities:
Deferred tax liability	437.0
Total liabilities	749.7
Net Assets acquired	2,593.9

In-process Research and Development

IPR&D is defined by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, (“FIN 4”) as being a development project that has been initiated and achieved material progress but (i) has not yet reached technological feasibility or has not yet received the appropriate regulatory approval; (ii) has no alternative future use; and (iii) the fair value is estimable with reasonable certainty.

A project-by-project valuation using the guidance in SFAS No. 141 and the American Institute of Certified Public Accountants Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” has been performed to determine the fair value of research and development projects of New River which were in-process, but not yet completed as at the completion of the acquisition.

The IPR&D assets totalling $1,896.0 million relate to VYVANSE indicated for non-pediatric patients in the US ($1,815.2 million) and VYVANSE in RoW, ($80.8 million).  Both of these IPR&D assets had not received approval, (either from the FDA or from the relevant regulators in the RoW) at the acquisition date. The Company considers that these IPR&D assets have no alternative future use outside their current development projects and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with FIN 4.

The fair value of the VYVANSE IPR&D assets was determined through the income approach using the multi-period excess earnings method.  The fair value of the acquired IPR&D assets has been based on the present value of the probability adjusted incremental cash flows expected to be generated by the research and development projects, after the deduction of contributory asset charges for other assets employed in these projects (such other assets include working capital, the assembled workforce, and the favorable manufacturing contract identified below).  The valuation assumes that, consistent with EITF 04-1, the effective settlement of the pre-existing New River Collaboration Agreements has occurred and Shire has purchased 100% of the forecast future cash flows.

Estimated future cash flows have been probability adjusted to take into account the stage of completion and the risks surrounding the successful development and commercialization of the acquired projects. The estimated after tax cash flows were discounted to present value using risk adjusted discount rates between 10% and 12%.

The forecast of future cash flows required various assumptions to be made including:

•
revenue that is likely to result from sales of VYVANSE for non-pediatric patients in the US and sales of VYVANSE in the RoW, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated ADHD market share and year-over-year growth rates over VYVANSE’s life cycle;

•	cost of sales for VYVANSE using historical data from similar products, industry data or other sources of market data;

•	sales and marketing expenses using historical data, industry data or other market data;

•	general and administrative expenses;

•	future research and development expenses to complete the development of VYVANSE in the US and RoW; and

•	the tax amortization benefit which would be available to a market participant purchasing the assets piecemeal.

In addition Shire considered:

•	the stage of completion of VYVANSE development in the US and RoW;

•	the costs incurred to date;

•	the projected costs to complete;

•	the contribution, if any, of the acquired identifiable intangible assets, including the favorable manufacturing contract (see below);

•	the projected launch date of VYVANSE; and

•	the estimated life of VYVANSE.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from ongoing clinical trials, and obtaining the necessary regulatory approvals. The valuations have been based on information at the time of the acquisition and the expectations and assumptions that (i) have been deemed reasonable by Shire’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Identifiable intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

	Fair value $’M	Asset life Years
Intellectual property – developed technology(1)	1,105.7	20	(3)
Other (finite-lived assets)(2)	9.0	5
	1,114.7

(1)	Relates to the approved pediatric indication of VYVANSE
(2)	Relates to a favorable manufacturing contract for VYVANSE
(3)
The asset life of 20 years represents the period over which Management believe the asset will contribute to the future cash flows of Shire, being the expected commercial lifespan of VYVANSE (VYVANSE has patent protection in the US until June 2023 and until June 2024 in Europe).

Acquired identifiable intangible assets primarily represent the value ascribed to developed technology, represented by the pediatric indication of VYVANSE in the US. These rights include the rights to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which VYVANSE reacts in body, an understanding of the mechanisms of action which allow VYVANSE to work and the knowledge related to the associated clinical and marketing studies performed for VYVANSE).

The fair value of this intellectual property in respect of the pediatric indication of VYVANSE has been determined through the income approach using the multi-period excess earnings method. The valuation assumes that, consistent with EITF 04-1, the effective settlement of the pre-existing New River Collaboration Agreements has occurred and Shire has purchased 100% of the cash flows of the pediatric indication of VYVANSE in the US. Using the multi-period excess earnings method, the fair value of intellectual property in respect of the pediatric indication of VYVANSE in the US has been based on the present value of the incremental after-tax cash flows attributable to the asset, after the deduction of contributory asset charges for other assets employed (including working capital, the assembled workforce, and the favorable manufacturing contract).

The forecast of future cash flows in respect of the VYVANSE intellectual property requires various assumptions to be made, including:

•
revenue that is likely to result from sales of the pediatric indication of VYVANSE, including the estimated number of units to be sold, estimated selling prices, estimated ADHD market penetration, estimated ADHD market share and year-over-year growth rates over the VYVANSE’s life cycles;

•	cost of sales for the products using historical data, industry data or other sources of market data;

•	sales and marketing expenses using historical data, industry data or other market data;

•	general and administrative expenses;

•	research and development expenses; and

•	the tax amortization benefit which would be available to a market participant purchasing the assets piecemeal.

The fair value of the favorable manufacturing contract represents the cost savings over market rates negotiated by New River under a five year contract for supply of the active pharmaceutical ingredient used in the manufacture of VYVANSE.

The valuations are based on information available at the time of the acquisition and the expectations and assumptions that (i) have been deemed reasonable by Shire’s Management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant.  However, no assurance can be given that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Convertible Notes

In July 2006, New River issued $137.8 million of 3.5% Convertible Subordinated Notes due 2013 (the “Notes”). On conversion of the Notes New River was obligated to pay the principal amount of the Notes to the Note holders in cash, with any excess of the fair value over their principal amount (the “Excess Conversion Value”) being payable either in cash, shares of New River common stock or a combination of shares of New River common stock and cash at the election of New River.

On April 3, 2007 New River announced that it had elected to settle any Excess Conversion Value in cash.  Following the change of control of New River as a result of the business combination, Note holders were entitled to a make-whole premium in the form of an increase in the conversion rate if they tendered their Notes for conversion prior to May 17, 2007.

In accordance with SFAS No. 141 and EITF Issue No. 98-1, “Valuation of Debt Assumed in a Purchase Business Combination”, the Notes have been valued at their fair value, being the present value of the estimated future cash flows in respect of the Notes as at the date of acquisition.

All the outstanding Notes were tendered for conversion in the period between the acquisition and May 17, 2007 and were therefore settled in cash during the quarter ended June 30, 2007 at a value of $279.4 million which equates to the fair value of the Notes at the acquisition date, including the make-whole premium.

Purchased Call Option

Concurrent with the issue of the Notes, New River also entered into a purchased call option with Merrill Lynch at a cost to New River of $43.5 million, being a convertible note hedge transaction for the Excess Conversion Value of the Notes. The purchased call options covered, subject to customary anti-dilution adjustments, 4,005,811 shares of New River common stock at strike prices which correspond to the conversion price of the Notes.  New River had recorded the cost of acquiring the purchased call option to additional paid in capital.

As a result of New River’s election on April 3, 2007 to settle the Excess Conversion Value in cash, Merrill Lynch were obligated to settle the purchased call option in cash.  The fair value of the purchased call option represents the Excess Conversion Value of the Notes, including the make-whole premium. This fair value of $141.8 million has been recorded by the Company as an asset within the preliminary purchase price allocation.

Deferred taxes

A net current deferred tax asset of $52.8 million and a net non current deferred tax liability of $437.0 has been recognized in the preliminary purchase price allocation, as analyzed below:

$’M
Deferred tax asset on New River net operating loss carryforwards	51.8
Other deferred tax assets - current	1.0
Net deferred tax asset - current	52.8

Deferred tax liabilities on intangible assets – non current(1)	(433.6)
Other deferred tax liabilities	(4.7)
Deferred tax liability – non current	(438.3)
Other deferred tax assets – non current	1.3
Net deferred tax liability – non current	(437.0)

(1) Principally relating to temporary differences arising in respect of the intangible asset for acquired developed technology (representing the pediatric indication of VYVANSE), which is not deductible for tax. The deferred tax liability will be credited to the income statement in line with the amortization of the intangibles.

Deferred revenue

In accordance with the requirements of EITF Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, deferred revenue of $3.6 million previously included within New River's other current liabilities and $59.5 million included within other non-current liabilities relating to the New River Collaboration Agreements have been eliminated from the acquisition balance sheet through the preliminary purchase price allocation exercise, as the enlarged Shire group will have no external performance obligations in respect of this deferred revenue following the acquisition.

Restructuring costs

An estimate of restructuring costs of $3.6 million accounted for in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”, has been recognized as a liability assumed in the purchase business combination within Accounts payable and accrued expenses. These costs primarily relate to employee severance costs and the cost of exiting New River’s Virginia facilities.  These costs are anticipated to be paid in 2007.

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of New River had occurred at January 1, 2006:

	Three months to June 30, 2007 $’M		Three months to June 30, 2006 $’M	Six months to June 30, 2007 $’M	Six months to June 30, 2006 $’M
Total revenues	574.9		439.1	1,103.1	850.1
Net income from continuing operations before cumulative effect of change in accounting principles	(12.5)		31.5	47.8	55.3
Net income from continuing operations	(12.5)		31.5	47.8	54.6
Net income	(12.5)		31.5	47.8	95.2

	Three months to June 30, 2007		Three months to June 30, 2006	Six months to June 30, 2007	Six months to June 30, 2006
Earnings per share – Basic
Net income from continuing operations per share	(2.3c	)	5.8c	8.7c	10.0c
Net income per share	(2.3c	)	5.8c	8.7c	17.4c

Earnings per share - Diluted
Net income from continuing operations per share	(2.3c	)	5.7c	8.4c	9.9c
Net income per share	(2.3c	)	5.7c	8.4c	17.2c

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)
an adjustment to eliminate the revenues recognized by New River of $0.5 million and $3.0 million for the three and six months to June 30, 2007 and $5.5 million and $26.8 million for the three and six months to June 30, 2006 respectively and expenses incurred by Shire of $50.0 million for the six months to June 30, 2006 in connection with the New River Collaboration Agreements;

(ii)
an adjustment to increase interest expense by $5.2 million and $25.3 million for the three and six months to June 30, 2007, and $18.5 million and $37.0 million in the three and six months to June 30, 2006, to reflect the interest expense and amortization of deferred issue costs associated with the $1,300 million drawn down under the Facilities Agreement (as defined in Note 13), which was entered into by Shire on February 21, 2007 for the purpose of financing the acquisition of New River;

(iii)
an adjustment to decrease interest income by $1.1 million and $6.5 million for the three and six months to June 30, 2007 and $4.5 million and $8.9 million for the three and six months to June 30, 2006 respectively, to reflect the interest foregone on the Company’s cash resources used to part finance the acquisition of New River;

(iv)
an adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 5 to 20 years, of approximately $14.3 million for the three months to June 30, 2007 and 2006 and $28.6 million for the six months to June 30, 2007 and 2006; and

(vi)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the private placement of 42.9 million new ordinary shares of Shire plc on February 20, 2007, the proceeds of which were used to partially fund the acquisition, as if the private placement took place on January 1, 2006.

The unaudited pro forma financial information above has not been adjusted for the IPR&D charge of $1,896.0 million which formed part of the purchase price allocation because it is non-recurring in nature.  The unaudited pro forma financial information includes a charge of $71.2 million and $0.9 million for the three months to June 30, 2007 and 2006, respectively, and $82.8 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively, in respect of New River cash settled SARs. Pursuant to SFAS No 123(R), “Share based payments”, the liability for the cash settled SARs was revalued to their fair value at the each balance sheet date; these cash settled SARs were extinguished as a result of the acquisition.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.	Gain on sale of product rights

In the three months to June 30, 2007 Shire recognised a gain on the disposal of certain non core product rights of $5 million (2006: $nil).

4.	Accounts receivable, net

Trade receivables at June 30, 2007 of $413.4 million (December 31, 2006: $310.8 million), are stated net of a provision for doubtful accounts and discounts of $10.1 million (December 31, 2006: $8.8 million).

Provision for doubtful accounts and discounts:

	2007 $’M	2006 $’M
As at January 1,	8.8	9.7
Provision charged to operations	30.2	34.2
Provision utilization	(28.9)	(35.5)
As at June 30,	10.1	8.4

5.	Inventories, net

	June 30, 2007 $’M	December 31, 2006 $’M
Finished goods	68.0	50.1
Work-in-process	78.2	59.2
Raw materials	31.4	21.8
	177.6	131.1

6.	Deferred tax

At June 30, 2007 net deferred tax liabilities of $135.0 million were recognized (December 31, 2006: $261.0 million net deferred tax asset). The net deferred tax liability totaling $135.0 million includes net non current deferred tax liabilities in relation to New River of $437.0 million, of which $433.6 million relates to temporary differences on intangible assets acquired from New River, and net current deferred tax assets of $52.8 million in relation to New River, of which $51.8 million relates to net operating loss carryforwards.

7.	Prepaid expenses and other current assets

	June 30, 2007 $’M	December 31, 2006 $’M
Prepaid expenses	34.8	39.0
Income tax receivable	20.3	20.7
Sales taxes receivable	18.2	16.0
Intangible assets held for sale (See Note 18)	6.1	-
Other current assets	27.9	30.3
	107.3	106.0

8.	Other intangible assets, net

	June 30, 2007 $’M	December 31, 2006 $’M
Intellectual property rights acquired	2,204.6	1,069.3
Less: Accumulated amortization	(332.2)	(306.9)
	1,872.4	762.4

The increase in the net book value of other intangible assets for the six months to June 30, 2007 is shown in the table below:

Other intangible assets
$’M
As at January 1, 2007	762.4
Acquired in business combination (See Note 2)	1,114.7
Additions	31.8
Disposals	(1.4)
Transferred to intangible assets held for sale (See Note 18)	(6.1)
Amortization charged	(32.7)
Asset impairments	(0.3)
Foreign currency translation	4.0
As at June 30, 2007	1,872.4

During the six months to June 30, 2007 the Company acquired intangible assets totalling $1,146.5 million, net of $1,896.0 million of in process R&D expensed to the income statement as part of the acquisition of New River.  This includes $1,105.7 million for the pediatric indication of VYVANSE which was acquired as part of the acquisition of New River and $25 million for DAYTRANA as a result of a sales milestone being triggered in June 2007. The weighted average amortization period of the acquired intangible assets is 19.6 years.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charges in respect of intangible fixed assets held at June 30, 2007 will be approximately $125 million for each of the five years to June 30, 2012.  This includes amortization of the intangible asset for the pediatric indication of VYVANSE which will be amortized from July 2007.  Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.	Other non-current assets

	June 30, 2007 $’M	December 31, 2006 $’M
Supplemental Executive Retirement Plan investment	7.1	7.0
Deferred financing costs (See Note 13)	18.2	-
Other assets	3.4	5.4
	28.7	12.4

10.	Accounts payable and accrued expenses

	June 30, 2007 $’M	December 31, 2006 $’M
Trade accounts payable	45.4	54.5
Accrued rebates – Medicaid	113.4	94.7
Accrued rebates – Managed care	34.4	31.7
Sales return reserve	34.2	36.5
Accrued coupons	5.6	13.0
Accrued bonuses	35.9	47.5
Accrued employee compensation and benefits payable	31.3	29.7
Research and development accruals	46.4	52.9
Marketing accruals	31.0	32.1
Deferred revenue	95.7	7.1
Accrued settlement costs	22.2	22.0
Other accrued expenses	186.1	144.4
	681.6	566.1

Deferred revenue includes $78.8 million in relation to product launch shipments of VYVANSE and LIALDA. Deferred revenue excludes the impact of sales deductions.

11.	Other current liabilities

	June 30, 2007 $’M	December 31, 2006 $’M
Income taxes payable	25.6	294.5
Sales tax payable	3.8	4.8
Other accrued liabilities	15.1	14.3
	44.5	313.6

On adoption of FIN 48 an amount of $270.7 million was reclassified from current liabilities to non-current liabilities on January 1, 2007.  See Note 1(e) for further details.

12.	Other non-current liabilities

	June 30, 2007 $’M	December 31, 2006 $’M
Income taxes payable	322.2	-
Other accrued liabilities	54.8	52.1
	377.0	52.1

13.	Long-term debt

Shire 2.75% Convertible Notes due 2014

On May 9, 2007 Shire plc issued a $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each (the “Bonds”).  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totalled $1,081.7 million.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount. The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9, commencing on November 9, 2007. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and rateably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

The Bonds may be redeemed at the option of the Company, (the “Call Option”), at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire plc’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights shall have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued.  The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of change of control. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying Shire plc ordinary shares and a cash top-up amount.

The Bonds are convertible into Shire plc ordinary shares during the conversion period, being the period from June 18, 2007 until the earlier of: (i) the close of business on the date falling fourteen days prior to the Final Maturity Date; (ii) if the Bonds have been called for redemption by the Company, the close of business fourteen days before the date fixed for redemption; (iii) the close of business on the day prior to a Bond holder giving notice of redemption in accordance with the conditions; and (iv) the giving of notice by the trustee that the Bonds are accelerated by reason of the occurrence of an event of default.

Upon conversion, the Bond holder is entitled to receive Shire plc ordinary shares at the initial conversion price of $33.5879 per Shire plc ordinary share, (subject to adjustment as outlined below), being 2,977.26265 shares per $100,000 denomination. The initial conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The Shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid Shares in issue on the relevant conversion date.

Direct costs of issue of the Bonds, which have been recorded as deferred financing costs totalled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At June 30, 2007 $17.7 million had been deferred ($4.1 million within other current assets and $13.6 million within other non-current assets).

Multicurrency Term and Revolving Facilities Agreement

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007.  The Facilities Agreement comprised three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “Facilities”).  Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River.  In May 2007 Shire issued $1,100 million principal amount of the Bonds. The proceeds of the issue were used to repay and cancel $800 million of Term Loan A and all of Term Loan B in accordance with the terms of the Facilities Agreement.  The remaining $200 million drawn down under Term Loan A was repaid on June 29, 2007.  The RCF has not been utilized.

On July 19, 2007, the Company entered into a syndication and amendment agreement in relation to the Facilities Agreement (the “Amended Facilities Agreement”), which increased the RCF to an aggregate amount of $1,200 million, amended the covenant relating to the ratio of Net Debt to EBITDA and syndicated the RCF.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on February 20, 2012. The availability of loans under the RCF is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The interest rate on each loan drawn under the RCF for each interest period, as determined by the Company, is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending December 31, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA) and LIBOR for the applicable interest period. Shire shall also pay a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

The Amended Facilities Agreement includes requirements that (i) Shire’s ratio of Net Debt to EBITDA (as defined in the Amended Facilities Agreement) does not exceed 3.5 to 1 for both the 12 month period ending December 31 and June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for both the 12 month period ending December 31 and June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be canceled and/or all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable.  Events of default under the Amended Facilities Agreement include: (i) non-payment of any amounts due under the Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain US Employee Retirement Income Security Act breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Amended Facility Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the Amended Facility Agreement repudiates the Amended Facility Agreement or any Finance Document (as defined in the Amended Facility Agreement).

During the six months ended June 30, 2007 the Company paid $14.4 million in relation to the arrangement of the Facilities, of which $8.6 million has been amortized in the six months to June 30, 2007 (including $7.9 million written off following repayment of Term Loan A and Term Loan B). The financing costs relating to the RCF of $6.2 million have been deferred and are being amortized over the estimated term of the facility.  At June 30, 2007 $5.8 million had been deferred ($1.2 million within other current assets and $4.6 million within other non-current assets).

New River 3.5% Convertible Subordinated Notes due 2013

During July 2006, New River issued $137.8 million of 3.5% Convertible Subordinated Notes due 2013 (the “Notes”).  Prior to the acquisition, the Notes were convertible according to their terms following the New River share price having exceeded predetermined levels. As a result of Shire’s acquisition of New River, the Notes also became convertible as a result of the change of control of New River, entitling Note holders to a make-whole premium in the form of an increase in the conversion rate if the Notes were tendered for conversion prior to May 17, 2007.

All of the outstanding Notes were tendered for conversion in the period between the acquisition and May 17, 2007 and were settled at their fair value of $279.4 million.

14.	Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under lease arrangements as at June 30, 2007:

Operating leases $’M
2007	17.3
2008	35.4
2009	31.3
2010	29.5
2011	24.2
2012	13.7
Thereafter	48.7
200.1

(i)	Operating leases

The Company leases facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounted to $14.2 million for the six months to June 30, 2007 (2006: $13.0 million).

(ii)	Restricted cash in respect of leases

As at June 30, 2007 the Company had $6.5 million of restricted cash held as collateral for certain equipment leases (December 31, 2006: $6.7 million).

(b)	Letters of credit and guarantees

As at June 30, 2007, the Company had the following letters of credit:

(i)           an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $14.2 million, providing security on the recoverability of insurance claims.  The Company has restricted cash of $14.2 million, as required by this letter of credit; and

(ii)           an irrevocable standby letter of credit with Bank of America in the amount of $7.8 million, providing security on the payment of lease obligations.  The Company has restricted cash of $7.8 million, as required by this letter of credit.

(c)	Commitments

(i)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA, Renovo’s novel drug candidate in late Phase 2 development.  JUVISTA is being studied for the prevention and reduction of scarring in connection with both cosmetic and therapeutic surgery. Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states. Phase 3 trials for JUVISTA are expected to commence in mid 2008.

Following the expiration of the Hart Scott-Rodino (“HSR”) waiting period of 30 days commencing July 11, 2007, Shire will pay Renovo $75 million (expensed as R&D for US GAAP purposes) and will make an equity investment in Renovo Group plc of $50 million (at a subscription price of £2 per share, which represents approximately 7% of Renovo’s share capital).  In addition, Shire will pay Renovo $25 million on  filing of JUVISTA with the FDA, up to $150 million on FDA approval, royalties on net sales of JUVISTA and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(ii)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire will make a payment to Noven of $25 million in the third quarter of 2007, as a result of reaching a sales milestone in the six months to June 30, 2007.  This amount has been capitalized during the six months to June 30, 2007 and will be amortized over approximately 10 years.  Shire has a further obligation to pay Noven $25 million, contingent on future sales performance.

(iii)	Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years.  US development expenditure reimbursement for the six months ended June 30, 2007 totalled $3.2 million.  At June 30, 2007 the maximum future reimbursement for Duramed incurred US development expenditure is $134.3 million.  Shire will separately be responsible for development costs in its licensed territories.

(iv)	Tissue Protective Cytokine (“TPC”) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren Pharmaceuticals, Inc (“Warren”), the Company is committed to making payments on achievement of certain milestones.  The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication.  However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv) at June 30, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $59.8 million (December 31, 2006: $75.6 million), of which $3.0 million could be paid in 2007.

(vi)	Clinical testing

At June 30, 2007 the Company had committed to pay approximately $57.3 million (December 31, 2006: $55.0 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $35.3 million (December 31, 2006: $36.1 million) of these commitments in 2007. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii)	Contract manufacturing

At June 30, 2007 the Company had committed to pay approximately $95.6 million (December 31, 2006: $83.4 million) in respect of contract manufacturing.

(viii)	Investment commitments

In addition to the Renovo commitment (see (i) above), at June 30, 2007 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $13.8 million (December 31, 2006: $15.9 million) which may be payable in 2007, depending on the timing of capital calls.

(ix)           Capital commitments

At June 30, 2007, the Company has committed to spend $6.3 million in 2007 in respect of capital projects, including commitments for the expansion and modification of its manufacturing facility at Owings Mills, Maryland.

(d)	Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (“SFAS No. 5”).  Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss.  Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  In other cases management's best estimate of the loss is recorded.  These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known.  In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time.  As information becomes known a loss provision is set up when a reasonable estimate can be made.  The estimates are reviewed quarterly and the estimates are changed when expectations are revised.  Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.  At June 30, 2007 provisions for litigation losses, insurance claims and other disputes totalled $37.9 million (December 31, 2006: $35.7 million) excluding the liability to dissenting shareholders.

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

(iii)           Andrx and Watson

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (“Andrx”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 patents. Shire Laboratories and Shire LLC filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx and Andrx Corporation for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, was also named as a defendant in the lawsuits.  The lawsuits allege that all of Andrx’s generic strengths infringe the patents in suit.  Pursuant to the Hatch-Waxman Act, there will be a 30-month stay with respect to Andrx’s proposed generic products.  In March 2007, Shire dismissed the Florida lawsuit without prejudice.  Thereafter in July 2007, the US District Court for the District of New Jersey ordered the pending action in New Jersey be transferred to the Southern District of Florida. The lawsuit remains pending, and no trial date has been set.

(iv)	Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 patents. The lawsuit triggers a stay of FDA approval of up to 30 months from the Company’s receipt of Sandoz’s notice.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non infringement and invalidity.  Sandoz has also alleged sham litigation and patent misuse, and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  No trial date has been set.

CARBATROL

(i)         Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the “‘013 Patent”) and US patent No. 5,326,570 (the “‘570 Patent”).  The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product.  On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product.  The Company was seeking a ruling that Nostrum’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration date of the ‘013 and ‘570 Patents.  The Company was also seeking an injunction to prevent Nostrum from commercializing its ANDA product before the expiration of the ‘013 and ‘570 Patents, damages in the event that Nostrum should engage in such commercialization, as well as its attorneys’ fees and costs.  On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  By way of counterclaims Nostrum is seeking a declaration that the ‘570 and ‘013 Patents are not infringed by Nostrum’s ANDA product.  Nostrum also was seeking actual and punitive damages for alleged abuse of process by Shire.  On July 12, 2004 the Court dismissed Nostrum’s abuse of process counterclaim for failure to state a claim upon which relief can be granted.  On December 10, 2004 Nostrum filed a summary judgment motion seeking a declaration of non-infringement of the ‘570 Patent, which Shire opposed.  The Court heard arguments with respect to Nostrum’s motion on July 15, 2005.  At the conclusion of the hearing the Court denied Nostrum's motion for summary judgment of non-infringement.  On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.  The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006.  The stay of discovery has been extended until Nostrum’s receipt of a response from the FDA regarding its major amendments of its  ANDA or Nostrum’s receipt of notice from the FDA regarding the status of its ANDA. No trial date has been set.

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

(ii)         Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products.  The Company was seeking a ruling that Corepharma’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before their expiration dates.  The Company was also seeking an injunction to prevent Corepharma from commercializing its ANDA products before the expiration of the ‘013 and ‘570 Patents, damages in the event that Corepharma should engage in such commercialization, as well as its attorneys’ fees and costs.  On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the

‘570 Patent. By way of counterclaims, Corepharma is alleging noninfringement and invalidity of the ‘570 Patent, noninfringement of the ‘013 Patent and federal and state antitrust violations.  The parties have agreed to, and the court has accepted, a dismissal without prejudice of the antitrust counterclaims until a final judgment has been entered in the patent case.  Corepharma has also filed a motion for a judgment on the pleadings of noninfringement of the ‘013 Patent, which Shire has opposed, including moving to dismiss the ‘013 Patent noninfringement counterclaim for lack of subject matter jurisdiction.  Further, the court has dismissed Corepharma’s counterclaim of noninfringement of the ‘013 patent.  On May 4, 2007 Corepharma filed a motion for summary judgement of non infringement of the ‘570 patent.  According to the schedule set by the court, Shire’s opposition is to be filed on July 30, 2007.  The court has also set a discovery schedule with a pre-trial conference scheduled on May 6, 2008.  No trial date has been set.

Corepharma may not launch a generic version of CARBATROL before it receives final approval of its ANDA from the FDA.  The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Corepharma’s notice letter.

(iii)           Teva

On March 20, 2007 the Company was notified that Teva had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 patents. On May 2, 2007, Shire filed suit against TEVA in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products.  The Company is seeking a ruling that Teva’s ANDA infringes the ‘013 and ‘570 Patents and should not be approved before the expiration dates of the ‘013 and ‘570 Patents.  The Company is also seeking an injunction to prevent Teva from commercializing its ANDA products before the expiration of the ‘013 and ‘570 Patents, damages in the event that Teva should engage in such commercialization, as well as its attorneys’ fees and costs.  The court has set a status conference for September 24, 2007.

GENE ACTIVATION

In 1996 Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (“Serono”) and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the “’071 Patent”), which purportedly covers certain methods of gene activation.  In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (“PTO”) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District Court of Columbia, respectively.  Shire Human Genetic Therapies Inc. (“Shire HGT” formerly TKT) was not a party to this interference. The District of Columbia action was subsequently transferred and consolidated with the District of Massachusetts action (the “Appeal”).

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

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis.  This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court.  Amgen filed a petition for a writ of Certiorari with the Supreme Court in March 2007, requesting review of the Federal Circuit’s 2004 decision.  Amgen’s petition was denied on May 14, 2007 and the case was remanded to the District Court.

Under the existing decisions, the Company and Sanofi-Aventis would be precluded from making, using and selling DYNEPO in the United States until the expiration of the relevant patents.  The Company is required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004.  This litigation has no impact on Shire’s ability to make, use and sell DYNEPO outside of the United States.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand.  On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share.  Therefore, as at June 30, 2007, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration.  In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.  In May 2007, the Delaware Court of Chancery denied this motion and held that the owners of such shares were entitled to seek appraisal of them.

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

At June 30, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $45.7 million that may be awarded by the Court.

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

On March 8, 2007 certain of the former TKT shareholders who previously asserted appraisal rights in connection with the Shire/TKT merger filed a second suit in the Delaware Chancery Court alleging, among other claims, breaches of fiduciary duty by TKT and certain members of its board in connection with the merger with Shire. Shire plc and TKT have been named as defendants as are four former directors of TKT. The new complaint also asserts a claim that the merger itself was not properly approved by a majority of the outstanding stock of TKT entitled to vote. The complaint seeks rescissory damages with interest, attorneys’ fees and costs.  A consolidated trial for both actions is scheduled for May 2008.

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

15.	Shareholders’ Equity

(i) Common stock

On February 20, 2007 Shire plc raised $877.3 million, net of associated issue costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

(ii) Distributable reserves

Under English law, Shire plc can pay dividends only out of its distributable reserves, as defined in English law.  At June 30, 2007 Shire plc’s distributable reserves were approximately $3.8 billion.

(iii) Treasury stock

The Company records the purchase of its own shares by the Employee Share Option Trust as a reduction of shareholders’ equity based on the price paid for the shares. During the six months to June 30, 2007 a total of 1.6 million ordinary shares and 1.0 million American Depository Shares had been purchased for total consideration of $99.9 million, including stamp duty and broker commission.

16.	Earnings per share

The following table reconciles income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to June 30, 2007 $M	3 months to June 30, 2006 $M	6 months to June 30, 2007 $M	6 months to June 30, 2006 $M
(Loss)/Income from continuing operations	(1,811.3)	61.3	(1,698.6)	81.8
Gain on disposition of discontinued operations	-	-	-	40.6
Numerator for basic and diluted earnings per share	(1,811.3)	61.3	(1,698.6)	122.4

Weighted average number of shares:	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Basic	547.3	504.4	535.0	503.7
Effect of dilutive shares:			-
Stock options(1)	-	4.6	-	5.5
Warrants(1)	-	0.5	-	0.6
	-	5.1	-	6.1
Diluted	547.3	509.5	535.0	509.8
(1) Calculated using the treasury stock method

The instruments not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to June 30, 2007(1)	3 months to June 30, 2006(2)	6 months to June 30, 2007(1)	6 months to June 30, 2006(2)
	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	36.5	-	34.4	-
Stock options out of the money	1.1	2.9	1.4	2.9
Warrants	0.6	-	0.6	-
Convertible bonds 2.75% due 2014	32.7	-	32.7	-

(1)
For the three and six months ended June 30, 2007, all share options, warrants and convertible bonds were not included in the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period.

(2)
For the three and six months ended June 30, 2006, certain stock options have been excluded from the diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

17.	Segmental reporting

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

During the six months to June 30, 2007, Shire began internal financial reporting in line with a business unit and management reporting structure based on two segments; Specialty Pharmaceuticals (“SP”) and Human Genetic Therapies (“HGT”).

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

	SP	HGT	All Other	Total
3 months to June 30, 2007	$’M	$’M	$’M	$’M
Product sales	429.6	74.6	-	504.2
Royalties	0.5	-	63.5	64.0
Other revenues	4.3	1.1	1.3	6.7
Total revenues	434.4	75.7	64.8	574.9

Cost of product sales(1) (2)	61.4	6.0	2.9	70.3
Research and development(1)	65.0	37.1	-	102.1
Selling, general and administrative(1)	191.9	27.7	33.5	253.1
Depreciation and amortization	15.5	11.6	5.1	32.2
In process R&D	1,896.0	-	-	1,896.0
Integration	1.3	-	-	1.3
Gain on sale of product rights	(5.0)	-	-	(5.0)
Total operating expenses	2,226.1	82.4	41.5	2,350.0
Operating (loss)/income	(1,791.7)	(6.7)	23.3	(1,775.1)

Total assets	2,421.5	560.7	1,057.7	4,039.9
Long lived assets(3)	156.7	59.8	80.0	296.5
Capital expenditure on long lived assets	5.0	6.2	5.3	16.5

(1) Stock-based compensation of $11.8 million is included in: cost of product sales ($0.9 million), research and development ($3.2 million) and selling, general and administrative ($7.7 million).
(2) Depreciation from manufacturing plants ($1.3 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
3 months to June 30, 2006	$’M	$’M	$’M	$’M
Product sales	347.7	28.3	-	376.0
Royalties	0.6	-	59.8	60.4
Other revenues	2.0	0.7	-	2.7
Total revenues	350.3	29.0	59.8	439.1

Cost of product sales(1) (2)	39.3	19.7	2.6	61.6
Research and development(1)	44.9	27.7	-	72.6
Selling, general and administrative(1)	154.4	19.8	23.1	197.3
Depreciation and amortization	10.1	10.1	3.6	23.8
Integration costs	-	1.6	-	1.6
Total operating expenses	248.7	78.9	29.3	356.9
Operating income/(loss)	101.6	(49.9)	30.5	82.2

Total assets	1,102.8	524.4	1,247.0	2,874.2
Long lived assets(3)	137.4	57.8	73.2	268.4
Capital expenditure on long lived assets	10.5	6.4	7.2	24.1

(1) Stock-based compensation of $7.6 million is included in: cost of product sales ($0.7 million), research and development ($1.3 million) and selling, general and administrative ($5.7 million).
(2) Depreciation from manufacturing plants ($1.1 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
6 months to June 30, 2007	$’M	$’M	$’M	$’M
Product sales	832.0	133.7	-	965.7
Royalties	1.0	-	122.5	123.5
Other revenues	6.6	4.8	2.5	13.9
Total revenues	839.6	138.5	125.0	1,103.1

Cost of product sales(1) (2)	116.9	11.4	5.5	133.8
Research and development(1)	116.9	66.1	-	183.0
Selling, general and administrative(1)	354.9	50.1	61.8	466.8
Depreciation and amortization	29.0	22.8	9.3	61.1
In process R&D	1,896.0	-	-	1,896.0
Integration	1.3	-	-	1.3
Gain on sale of product rights	(5.0)	-	-	(5.0)
Total operating expenses	2,510.0	150.4	76.6	2,737.0
Operating (loss)/income	(1,670.4)	(11.9)	48.4	(1,633.9)

Total assets	2,421.5	560.7	1,057.7	4,039.9
Long-lived assets(3)	156.7	59.8	80.0	296.5
Capital expenditure on long-lived assets	13.1	10.2	11.1	34.4

(1) Stock-based compensation of $22.4 million is included in: cost of product sales ($1.8 million), research and development ($5.4 million) and selling, general and administrative ($15.2 million).
(2) Depreciation from manufacturing plants ($2.6 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
6 months to June 30, 2006	$’M	$’M	$’M	$’M
Product sales	668.0	54.0	-	722.0
Royalties	0.9	-	120.5	121.4
Other revenues	6.0	0.7	-	6.7
Total revenues	674.9	54.7	120.5	850.1

Cost of product sales(1) (2)	73.0	45.3	5.3	123.6
Research and development(1)	144.2	55.8	-	200.0
Selling, general and administrative(1)	291.6	37.2	50.5	379.3
Depreciation and amortization	20.2	19.7	6.8	46.7
Integration costs	-	3.9	-	3.9
Total operating expenses	529.0	161.9	62.6	753.5
Operating income/(loss)	145.9	(107.2)	57.9	96.6

Total assets	1,102.8	524.4	1,247.0	2,874.2
Long-lived assets(3)	137.4	57.8	73.2	268.4
Capital expenditure on long-lived assets	25.0	9.2	16.6	50.8

(1) Stock-based compensation of $16.7 million is included in: cost of product sales ($1.5 million), research and development ($2.8 million) and selling, general and administrative ($12.4 million).
(2) Depreciation from manufacturing plants ($2.1 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

18.	Intangible assets held for sale

At June 30, 2007 intangible assets held for sale totalled $6.1 million (see Note 7), representing certain non-core product licences held for disposal.

Consideration of $16.8 million has been received for these product licences in the six months to June 30, 2007, of which $6.3 million relates to recognised disposals (resulting in a gain of $5.0 million) and $10.5 million has been recorded as deposits within current liabilities. These deposits remain refundable to purchasers until the relevant regulatory authorisations for the products are transferred (expected to occur by the end of Q1 2008), upon which an additional gain of approximately $4 million will be recorded.

Subsequent to June 30, 2007 the Company has re-classified to assets held for sale certain other intangible assets with a carrying value of $40.2 million, representing additional non-core product licences held for disposal which met the criteria for classification as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” after the balance sheet date. The disposal of these products is expected to complete in the second half of 2007.

All intangible assets either classified as held-for-sale or disposed of form part of the Speciality Pharmaceuticals segment.

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

Significant events in the three months to June 30, 2007

JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA, Renovo’s novel drug candidate in late Phase 2 development.  JUVISTA is being studied for the prevention and reduction of scarring in connection with both cosmetic and therapeutic surgery. Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states. Phase 3 trials for JUVISTA are expected to commence in mid 2008.

Following the expiration of the Hart Scott-Rodino (“HSR”) waiting period of 30 days commencing July 11, 2007, Shire will pay Renovo $75 million (expensed as R&D for US GAAP purposes) and will make an equity investment in Renovo Group plc of $50 million (at a subscription price of £2 per share, which represents approximately 7% of Renovo’s share capital).  In addition, Shire will pay Renovo $25 million on  filing of JUVISTA with the US Food and Drug Administration (“FDA”), up to $150 million on FDA approval, royalties on net sales of JUVISTA and up to $525 million on the achievement of very significant sales targets.

Issue of Convertible Bonds

In May 2007 Shire issued $1.1 billion principal amount of convertible bonds due 2014.  The proceeds of the issue were used by Shire to repay borrowings under its bank facilities previously drawn to partially fund the acquisition of New River Pharmaceuticals Inc. (“New River”).  The convertible bonds are convertible into ordinary shares of Shire plc, have a semi-annual coupon of 2.75% per annum and an initial conversion price of US$33.5879 per ordinary share.

New River Acquisition

On April 19, 2007 Shire completed the acquisition of New River by way of a short-form merger for $64 per share, or approximately $2.6 billion. The acquisition of New River allows Shire to capture the full economic value of VYVANSE and gain control of the future development and commercialization of this product.

VYVANSE for Pediatric ADHD

On May 3, 2007 the US Drug Enforcement Administration (“DEA”) classified VYVANSE as a Schedule II controlled substance, consistent with the earlier recommendation of the FDA.  VYVANSE is indicated for the treatment of ADHD in children aged six to twelve years old.  The VYVANSE launch meeting took place in the week commencing June 25, 2007.  Shire’s ADHD sales force is now actively promoting this product.

LIALDA

On March 19, 2007 LIALDA was launched in the US.  By July 13, 2007 LIALDA had achieved a US market share of 4.2%.  Preparations are underway for the launch of the product, known as MEZAVANT in the EU, in the second half of this year.

DYNEPO

Following the launch of DYNEPO in Germany in the first quarter of 2007 this quarter saw the launch of DYNEPO in the UK.

FOSRENOL

FOSRENOL was launched in Italy and Canada in Q2 2007.  FOSRENOL has now been launched in 21 countries.  FOSRENOL’s European sales for the three months to June 30, 2007 were $9.0 million (2006: $0.3 million).  In addition sales of FOSRENOL in the US have increased from $5.9 million in Q2 2006 to $15.5 million in Q2 2007.

ELAPRASE

On June 14, 2007 Health Canada (under priority review) approved ELAPRASE for sale and marketing in Canada.  ELAPRASE had been made available on a limited basis to Canadian patients since January 2007 through Health Canada’s Special Access Program and reimbursement discussions across Canada are now underway to enable widespread access.  In less than eleven months since its first approval in the US, ELAPRASE is now available in 25 countries and sales for the three months to June 30, 2007 were $42.7 million.

Research and development

Products in registration at June 30, 2007

INTUNIV (previously known as SPD503) for ADHD:  On June 21, 2007 Shire received an approvable letter from the FDA for INTUNIV, a non-stimulant selective alpha-2A-receptor agonist. Shire is seeking approval of INTUNIV as monotherapy for the treatment of ADHD symptoms throughout the day in children aged six to 17 years.  Shire is working with the FDA to provide a full and timely response to the agency’s request.

SPD465 for ADHD: On May 19, 2007 Shire received an approvable letter from the FDA for SPD465, an investigational oral stimulant intended to provide symptom control of ADHD in adults for up to 16 hours with one daily dose. Shire is evaluating its response to the approvable letter.

VYVANSE for Adult ADHD: On June 29, 2007 Shire submitted a supplemental New Drug Application (“sNDA”) to the FDA for VYVANSE for the treatment of ADHD in adults.  This application is subject to a ten month FDA review period.  Shire expects to release results from the Phase 3 clinical trials in Q4 2007.

Products in clinical development as at June 30, 2007

SEASONIQUE: Shire will be seeking Scientific Advice with European Regulatory Agencies during Q4 2007 to enable filing of SEASONIQUE in the EU.

DAYTRANA: The Company is on target for making regulatory filings in Europe and Canada for DAYTRANA in Q4 2007.

VYVANSE EU & Canada: The Company is planning on making regulatory filings in Canada for VYVANSE in 2008 and in Europe in 2009.

GENE-ACTIVATED Glucocerebrosidase (“GA-GCB”) for Gaucher disease: GA-GCB is under development for the treatment of type 1 Gaucher disease. The Phase 3 clinical program is currently enrolling patients on a worldwide basis. It is anticipated that this development program will support global registration of GA-GCB from 2010.

Transvaginal Ring (TVR) Technology: The TVR technology products are in various stages of clinical development.

SPD491 for pain: A Phase 1 clinical program has begun and further preclinical and formulation studies are progressing.

SPD487 (Amphetamine transdermal system (ATS)) for ADHD: In June 2007 following completion by Noven Pharmaceuticals Inc. (“Noven”) of Phase 1 studies for ATS, Shire paid $5.9 million to Noven to acquire exclusive development rights to ATS.

Products in pre-clinical development as at June 30, 2007

SPD500 Tissue protective cytokine technology: SPD500 is being developed pre-clinically in non-nervous systems indications, including renal and genetic disease areas. Preclinical studies are underway.

SPD535 for disorder of platelet levels: Pre-clinical evaluation is ongoing for development of a novel platelet lowering agent.

SPD493 (Valrocemide): The Company intends to study SPD493 in a number of central nervous system disorders. Preclinical evaluation is underway and on target to start Phase 1 clinical trials in Q4 2007.

Enzyme Replacement Therapies (“ERT”):  The Company has completed proof of concept studies and has advanced into pre-clinical development on three projects for the treatment of lysosomal storage disorders; namely ERT for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS). In June 2007 Shire HGT had a pre-Investigational New Drug meeting with the FDA to finalize plans for the Phase 1 clinical trial program for Elaprase for Hunter CNS.  The program remains on track for initiation of clinical trials in 2008.

DYNEPO in the treatment of anemia in cancer patients:  At this point in time DYNEPO is not indicated in oncology.  The Company continues to evaluate the opportunities for DYNEPO in this indication and will review its plans following the outcome of the ongoing European Medicines Agency safety review of all EU approved erythropoietins.  Further scientific advice will be sought and Shire may be required to conduct further studies as a consequence. The Company also plans to do further market research to determine any impact of this safety review on the market opportunity for the oncology indication.

New River development projects: Shire is in the process of evaluating the data in relation to NRP409 and NRP290 to determine what type of development programme would be needed should further development be undertaken.

Results of operations for the three months to June 30, 2007 and 2006

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to June 30, 2007	3 months to June 30, 2006	change
	$M	$M	%
Product sales	504.2	376.0	+34
Royalties	64.0	60.4	+6
Other	6.7	2.7	+148
Total	574.9	439.1	+31

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to June 30, 2007 $M	3 months to June 30, 2006 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	255.1	220.7	+16	+9
ADDERALL	-	9.8	N/A	N/A
DAYTRANA	19.9	-	N/A	N/A

GI
PENTASA	40.2	34.5	+17	+6
LIALDA	5.0	-	N/A	N/A

RENAL
FOSRENOL	24.5	6.2	N/A	+10
DYNEPO	1.9	-	N/A	N/A

GP
CALCICHEW	13.5	11.7	+15	N/A
CARBATROL	17.9	16.2	+10	-4
REMINYL/REMINYL XL	7.6	5.1	+49	N/A
XAGRID	17.1	14.1	+21	N/A

Other product sales	26.9	29.4	-9
	429.6	347.7	+24
Human Genetic Therapies
REPLAGAL	31.9	28.3	+13	N/A
ELAPRASE	42.7	-	N/A	N/A
	74.6	28.3	N/A
Total product sales	504.2	376.0	+34

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, June 2007.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with an average market share of 26% during Q2 2007 (2006: 26%).  US ADHD market growth of 8% resulted in a 9% increase in US prescriptions for ADDERALL XR for the three months to June 30, 2007 compared to the same period in 2006.

Sales of ADDERALL XR for the three months to June 30, 2007 were $255.1 million, an increase of 16% compared to the same period in 2006 (2006: $220.7 million).  Product sales growth was higher than prescription growth due primarily to a price increase in January 2007.

As previously disclosed, the United States Federal Trade Commission (“FTC”) informed Shire on October 3, 2006 that it was reviewing the ADDERALL XR patent litigation settlement agreement between Shire and Barr Laboratories, Inc. ("Barr").  On June 22, 2007, the Company received a civil investigative demand requesting that it provides information to the FTC relating to its settlement with Barr and its earlier settlement with Impax Laboratories, Inc. The Company is cooperating fully with this investigation and believes that the settlements are in compliance with all applicable laws.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.  Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

VYVANSE

VYVANSE was launched in the US in June 2007 following receipt of required regulatory approvals.  Launch stocks of $55.9 million (before sales deductions) were shipped to wholesalers during June 2007.  In accordance with US GAAP, sales of these launch stocks have been deferred pending satisfaction of revenue recognition criteria. All launch stocks are expected to be recognized into revenue by the end of 2007.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved an average market share during Q2 2007 of 2%, consistent with the previous quarter.  Net sales for the three months to June 30, 2007 were $19.9 million, compared to net sales of $11.9 million for the first quarter of 2007.  Net sales growth of $8.0 million over the first quarter of 2007 is primarily due to a reduction in the redemption of coupons issued to support the product’s launch.

The addition of DAYTRANA, combined with the ADDERALL XR market share has helped Shire grow its total share of the US ADHD market to 28% at June 30, 2007 compared to 27% at June 30, 2006 (which included a 1% share relating to ADDERALL, which Shire subsequently divested).

PENTASA

PENTASA’s US average market share of the oral mesalamine prescription market remained stable at 17% for Q2 2007 compared to the same period in 2006. US prescriptions of PENTASA for the three months to June 30, 2007 were up 6% compared to the same period in 2006. This was primarily due to a 5% increase in the US oral mesalamine prescription market.

Sales of PENTASA for the three months to June 30, 2007 were $40.2 million, an increase of 17% compared to the same period in 2006 (2006: $34.5 million).  Sales growth is higher than prescription growth primarily due to an increasing shift to the 500mg strength capsules as well as the impact of a price increase in November 2006.

LIALDA

In Q2 2007 LIALDA’s average market share of the US oral mesalamine prescription market was 2.5% following the launch of LIALDA in Q1 2007.  Net sales of $5.0 million for three months to June 30, 2007 were impacted by $2.1 million in sales deductions, primarily stocking discounts and coupons.

The initial launch stock of $34.3 million (before sales deductions) continues to be worked through the wholesaler pipeline.  In accordance with US GAAP, sales of LIALDA are being recognized as the conditions for revenue recognition are met.  All launch stock is expected to be recognized into revenue by the end of the year.

FOSRENOL

In Europe, FOSRENOL has now been launched in Germany, France, UK, Italy and a number of other countries.  Launches will continue throughout 2007 in the EU including Spain, subject to finalization of national marketing authorizations and the conclusion of pricing and reimbursement negotiations.  European sales of FOSRENOL for the three months to June 30, 2007 were $9.0 million (2006: $0.3 million).

US sales of FOSRENOL for the three months to June 30, 2007 were $15.5 million (2006: $5.9 million) giving worldwide FOSRENOL sales of $24.5 million for the quarter (2006: $6.2 million). US IMS Retail Audit prescriptions for the three months to June 30, 2007 were up 10% compared to the same period in 2006 due to FOSRENOL increasing its average market share to 8.5% during Q2 2007 (2006: 8.1%) and market growth of 4% over the same period. The increase in net sales is significantly higher than retail audit prescription growth due to a combination of a price increase in July 2006, growth in use of the higher strengths (launched in early 2006), lower sales deductions, wholesaler de-stocking in 2006 of initial launch stocks and the growth of non-retail business.

CARBATROL

US prescriptions for CARBATROL for the three months ending June 30, 2007 were down 4% compared to the same period in 2006.  This was primarily due to a comparable decline in the US extended release carbamazepine prescription market.

Sales of CARBATROL for the three months to June 30, 2007 were $17.9 million, an increase of 10% compared to the same period in 2006 (2006: $16.2 million).  Although there was a decrease in US prescriptions, sales rose due to price increases in July 2006 and April 2007.

Patent litigation proceedings relating to CARBATROL are ongoing.  For further information on patent litigation proceedings relating to CARBATROL see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

XAGRID

Sales for the three months to June 30, 2007 were $17.1 million, an increase of 21% compared to the same period in 2006 (2006: $14.1 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros), sales increased by 13% due to growth in many of Shire’s markets.  In addition, there was an 8% benefit from favorable exchange rate movements against the US dollar.

REPLAGAL

Sales for the three months to June 30, 2007 were $31.9 million (2006: $28.3 million).  This increase of 13% is primarily due to higher unit sales in Europe and Canada and the impact of favorable exchange rates.

ELAPRASE

ELAPRASE was successfully launched in the US in August 2006 and in several major European markets during the first half of 2007.  ELAPRASE is now sold in 25 countries.  Sales for the three months to June 30, 2007 were $42.7 million compared to $26.6 million in the first quarter of 2007, an increase of $16.1 million.

Foreign exchange effect

As many of the Company’s sales are denominated in currencies other than US dollars (primarily Canadian dollars, Euros and Pounds sterling), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	3 months to June 30, 2007 sales $M	3 months to June 30, 2007 sales growth in local currency %	3 months to June 30, 2007 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	11.1	+25	+35	+10
REPLAGAL sales in Euros	18.7	+3	+10	+7
XAGRID sales in Pounds sterling	6.0	-6	+2	+8
CALCICHEW sales in Pounds sterling	12.2	+6	+15	+9
REMINYL and REMINYL XL sales in Pounds sterling	7.0	+40	+52	+12
REPLAGAL sales in Pounds sterling	5.9	+2	+11	+9

Royalties

Royalty revenue increased by 6% to $64.0 million for the three months to June 30, 2007 (2006: $60.4 million).  The following table provides an analysis of Shire’s royalty income:

	3 months to June 30, 2007	3 months to June 30, 2006	Change
	$M	$M	%
3TC	39.0	38.3	+2
ZEFFIX	10.4	8.4	+24
Others	14.6	13.7	+7
Total	64.0	60.4	+6

3TC

Royalties from sales of 3TC for the three months to June 30, 2007 were $39.0 million, an increase of 2% compared to the same period in 2006 (2006: $38.3 million).  The impact of foreign exchange movements has contributed 4% to the reported growth; excluding foreign exchange movements there has been a decline of 2% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the three months to June 30, 2007 were $284 million, a decrease of 2% compared to the same period in 2006 (2006: $290 million).  The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the three months to June 30, 2007 were $10.4 million, an increase of 24% compared to the same period in 2006 (2006: $8.4 million).  The impact of foreign exchange movements has contributed 9% to the reported growth; excluding foreign exchange movements there has been an increase of 15% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide ZEFFIX sales.  GSK’s worldwide sales of ZEFFIX for the three months to June 30, 2007 were $88 million, an increase of 20% compared to the same period in 2006 (2006: $73 million).  This increase was mainly due to strong growth in the Chinese and Korean markets and favorable foreign exchange movements.

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

Barr and other companies have filed Abbreviated New Drug Applications (“ANDA”) with the FDA for generic versions of RAZADYNE and Janssen and Synaptech Inc. (“Synaptech”) have filed lawsuits against some of those ANDA filers. A trial was held during the week of May 21, 2007.  No decision from the court has been issued at this time.

In June 2006 Janssen and Synaptech filed a lawsuit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER. Janssen and Synaptech also filed suit against Sandoz Inc. (“Sandoz”) in May 2007. No court date has been set in either proceedings.

Cost of product sales

For the three months to June 30, 2007 the cost of product sales was 14% of product sales (2006: 16%).  The cost of product sales for REPLAGAL in 2006 included a $16.7 million adjustment in respect of inventories acquired through the acquisition of Transkaryotic Therapies, Inc. (TKT).  This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales for the three months to June 30, 2006 by 4%.  Excluding the impact of this fair value adjustment in 2006, cost of product sales as a percentage of product sales in the three months to June 30, 2007 was 2% higher than for the three months to June 30, 2006 due to changes in the product sales mix.

For the three months to June 30, 2007 cost of product sales included a charge of $0.9 million for share based compensation under SFAS No. 123(R) "Share based payments" ("SFAS No. 123(R)") (2006: $0.7 million).

Research and development (R&D)

R&D expenditure increased from $72.6 million in the three months to June 30, 2006 to $102.1 million in the three months to June 30, 2007. Phase 3(b) and Phase 4 studies to support new product launches and the continuation of Phase 3 trials on GA-GCB, the development of the Women’s Health and New River franchises, pre-clinical development of three HGT projects, two new Phase 1 projects and two further pre-clinical projects have contributed to this increase.

Expressed as a percentage of total revenues, R&D expenditure was 18% for the three months to June 30, 2007 (2006: 17%).

For the three months to June 30, 2007 R&D included a charge of $3.2 million for share based compensation under SFAS No. 123(R) (2006: $1.3 million) and a payment to Noven of $5.9 million to acquire the exclusive rights to ATS, representing 2% of total revenues (2006: 1%).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $221.1 million in the three months to June 30, 2006 to $285.3 million in the three months to June 30, 2007, an increase of 29%.  As a percentage of product sales, SG&A expenses were 57% (2006: 59%).

3 months to June 30,	2007 $M	(1)2006 $M	Change %
Sales costs	86.2	58.3	+48
Marketing costs	103.3	92.5	+12
Other SG&A costs	63.6	46.4	+37
Depreciation and amortization(2)	32.2	23.9	+35
Total SG&A costs	285.3	221.1	+29
(1) 2006 amounts have been reclassified to conform to the 2007 presentation
(2) Excludes depreciation from manufacturing plants of $1.3 million (2006: $1.1 million) which is included in cost of product sales.

The increase in sales and marketing expenses included the impact of the following:

•	An increase in the ADHD sales force to promote VYVANSE;

•	The cost of the new GI sales force in the US; and

•	The launches of DYNEPO, LIALDA and VYVANSE.

For the three months to June 30, 2007 SG&A included a charge of $7.7 million for share based compensation under SFAS No 123(R) (2006: $5.7 million), representing 2% of product sales (2006: 2%).

The depreciation charge for the three months to June 30, 2007 was $14.6 million (2006: $10.5 million).  The increase in depreciation follows investment in Shire’s infrastructure to support the continuing growth of the Company.

The amortization charge for the three months to June 30, 2007 was $17.6 million (2006: $13.3 million).  The increase in amortization is primarily due to the commencement of amortization of capitalized intangibles for DAYTRANA and DYNEPO following their launches in June 2006 and March 2007 respectively.  The amortization of capitalized intangibles for VYVANSE will commence in July 2007.

Integration Costs

For the three months to June 30, 2007 Shire incurred $1.3 million of costs associated with the integration of the New River business (2006: $1.6 million relating to the TKT acquisition).  New River is now fully integrated and no further integration costs are anticipated.

In-process R&D (IPR&D)

During the three months to June 30, 2007 Shire expensed the portion of the New River purchase price allocated to IPR&D of $1,896.0 million as required under US GAAP (business combination accounting). This amount represents the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, specifically VYVANSE indicated for non-pediatric patients in the US ($1,815.2 million) and VYVANSE in RoW ($80.8 million).

On the acquisition date, Vyvanse had only achieved regulatory approval for use in paediatric patients in the US.  On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults in the US.  This application is subject to a ten month FDA review period and material net cash inflows would be anticipated one to two years after the approval.  The estimated future R&D cost for VYVANSE in non-pediatric patients is approximately $50 million.

On the acquisition date VYVANSE in RoW had not received regulatory approval. Planning is underway for submission of VYVANSE for the RoW; the filing for Canada is in preparation and anticipated in 2008.  The filing in Europe is expected to require clinical studies before submission; those studies are due to start in 2008 with filing anticipated in 2009.  Material net cash inflows would be anticipated one to two years after the approval. The estimated future R&D cost for VYVANSE in RoW is approximately $75 million.

The Company considers that these IPR&D assets have no alternative future use outside their current development projects and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with FASB Interpretation No. 4.

Gain on disposal of product rights

For the three months to June 30, 2007 Shire recognised a gain on the disposal of certain non core product rights of $5 million (2006: $nil)

Interest income

For the three months to June 30, 2007 Shire received interest income of $14.9 million (2006: $10.0 million).  Interest income primarily relates to interest received on cash balances.  Interest income for the three months to June 30, 2007 is significantly higher than for the three months ending June 30, 2006 due to increases in the US dollar interest rate and higher average cash balances.

Interest expense

For the three months to June 30, 2007 the Company incurred interest expense of $28.0 million (2006: $6.5 million).  The increase in interest expense follows the acquisition of New River which was partly funded by $1.3 billion of term loans, utilized under the $2.3 billion banking facility.  These term loans were subsequently partially repaid using the $1.1 billion proceeds from the convertible bonds issued in May 2007.  The remaining $0.2 billion of the term loans was also repaid during the quarter.  Interest expense for 2007 includes a $7.9 million write-off of deferred financing costs following the repayment of these term loans.

In the three months to June 30, 2007 and 2006 part of the interest expense relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  The original trial date for the appraisal rights litigation was set for April 23, 2007, but this trial date has since been deferred, and the Company is awaiting a new trial date.  Further information on this litigation can be found in ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Taxation

The effective rate of tax for the three months to June 30, 2007 was -1% (2006: 28%).  The significant difference from the prior year effective rate is due to the IPR&D charge of $1,896.0, which is not tax deductible.  Excluding the IPR&D charge the effective rate of tax was 23%.  At June 30, 2007 net deferred tax liabilities of $135 million (December 31, 2006: net deferred tax asset of $261 million) were recognized.   Shire has moved from a net deferred tax asset to a net deferred tax liability position following the recognition of a deferred tax liability of $433.6 million in respect of intangible assets acquired with New River, and a deferred tax asset of $51.8 million relating to New River’s net operating loss carry forwards.

Equity in earnings of equity method investees

Net earnings of equity method investees of $0.7 million were recorded for the three months to June 30, 2007 (2006: $0.8 million).  This comprised earnings of $3.1 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $1.6 million), offset by losses of $2.4 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Healthcare Funds (2006: losses of $0.8million).

Results of operations for the six months to June 30, 2007 and 2006

Total revenues

The following table provides an analysis of the Company’s total revenues by source:
	6 months to June 30, 2007	6 months to June 30, 2006	change
	$’M	$’M	%
Product sales	965.7	722.0	+34
Royalties	123.5	121.4	+2
Other	13.9	6.7	+107
Total	1,103.1	850.1	+30

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to June 30, 2007 $M	6 months to June 30, 2006 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	504.2	426.8	+18	+7
ADDERALL	-	18.9	N/A	N/A
DAYTRANA	31.8	-	N/A	N/A

GI
PENTASA	84.0	62.6	+34	+6
LIALDA	5.0	-	N/A	N/A

RENAL
FOSRENOL	47.3	13.9	N/A	+12
DYNEPO	1.9	-	N/A	N/A

GP
CALCICHEW	25.6	22.1	+16	N/A
CARBATROL	33.4	30.3	+10	-5
REMINYL/REMINYL XL	14.6	9.3	+57	N/A
XAGRID	31.6	26.2	+21	N/A

Other product sales	52.6	57.8	-9
	832.0	667.9	+25
Human Genetic Therapies
REPLAGAL	64.4	54.1	+19	N/A
ELAPRASE	69.3	-	N/A	N/A
	133.7	54.1	N/A
Total product sales	965.7	722.0	+34

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, June 2007.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market with an average market share of 26% during the six months to June 30, 2007 (2006: 26%).  US ADHD market growth of 6% resulted in a 7% increase in US prescriptions for ADDERALL XR for the six months to June 30, 2007 compared to the same period in 2006.

Sales of ADDERALL XR for the six months to June 30, 2007 were $504.2 million, an increase of 18% compared to the same period in 2006 (2006: $426.8 million). Product sales growth was higher than prescription growth due primarily to a price increase in January 2007.

As previously disclosed, the FTC informed Shire on October 3, 2006 that it was reviewing the ADDERALL XR patent litigation settlement agreement between Shire and Barr.  On June 22, 2007, the Company received a civil investigative demand requesting that it provides information to the FTC relating to its settlement with Barr and its earlier settlement with Impax Laboratories, Inc. The Company is cooperating fully with this investigation and believes that the settlements are in compliance with all applicable laws.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.  Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

VYVANSE

VYVANSE was launched in the US in June 2007 following receipt of required regulatory approvals.  Launch stocks of $55.9 million (before sales deductions) were shipped to wholesalers during June 2007.  In accordance with US GAAP, sales of these launch stocks have been deferred pending satisfaction of revenue recognition criteria. All launch stocks are expected to be recognized into revenue by the end of 2007.

DAYTRANA

Following its launch in June 2006, DAYTRANA achieved an average market share during the six months to June 30, 2007 of 2%.  Net sales for the six months to June 30, 2007 were $31.8 million.

The addition of DAYTRANA, combined with the ADDERALL XR market share has helped Shire grow its total share of the US ADHD market to 28% at June 30, 2007 compared to 27% (which included a 1% share relating to ADDERALL which Shire has subsequently divested) at June 30, 2006.

PENTASA

PENTASA’s US average market share of the oral mesalamine prescription market remained stable at 17% for the six months to June 30, 2007 compared to the same period in 2006.  US prescriptions for the six months to June 30, 2007 were up 6% compared to the same period in 2006 primarily due to a 4% increase in the US oral mesalamine prescription market.

Sales of PENTASA for the six months to June 30, 2007 were $84.0 million, an increase of 34% compared to the same period in 2006 (2006: $62.6 million).  Sales growth is higher than prescription growth due to an increasing shift to the 500mg strength units and the impact of a price increase in November 2006.

LIALDA

LIALDA’s average market share of the US oral mesalamine market from the launch of LIALDA in March 2007 through to June 30, 2007 was 2.5%.  Net sales of $5.0 million for six months to June 30, 2007 were impacted by $2.1 million in sales deductions, primarily stocking discounts and coupons.

The initial launch stock of $34.3 million (before sales deductions) continues to be worked through the wholesaler pipeline.  In accordance with US GAAP, sales of LIALDA are being recognized as the conditions for revenue recognition are met.  All launch stock is expected to be recognized into revenue by the end of the year.

FOSRENOL

In Europe, FOSRENOL has now been launched in Germany, France, UK, Italy and a number of other countries.  Launches will continue throughout 2007 in the EU including Spain, subject to finalization of national marketing authorizations and the conclusion of pricing and reimbursement negotiations.  European sales of FOSRENOL for the six months to June 30, 2007 were $15.6 million (2006: $0.9 million).

US sales of FOSRENOL for the six months to June 30, 2007 were $31.7 million (2006: $13.0 million) giving worldwide FOSRENOL sales of $47.3 million for the period (2006: $13.9 million). US IMS Retail Audit prescriptions for the six months to June 30, 2007 were up 12% compared to the same period in 2006 due to FOSRENOL increasing its average market share to 8.6% during the six months to June 30, 2007 (2006: 8.1%) and market growth of 5% over the same period. The increase in net sales is significantly higher than retail audit prescription growth due to a combination of a price increase in July 2006, growth in use of the higher strengths (launched in early 2006), lower sales deductions, wholesaler de-stocking in 2006 of initial launch stocks and the growth of non-retail business.

CARBATROL

US prescriptions of CARBATROL for the six months ending June 30, 2007 were down 5% compared to the same period in 2006.  This was primarily due to a comparable decline in the US extended release carbamazepine prescription market.

Sales of CARBATROL for the six months to June 30, 2007 were $33.4 million, an increase of 10% compared to the same period in 2006 (2006: $30.3 million).  Although there was a decrease in US prescriptions, sales rose due to price increases in July 2006 and April 2007.

Patent litigation proceedings relating to CARBATROL are ongoing.  Further information about the ongoing proceedings relating to the Company’s CARBATROL patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

XAGRID

Sales for the six months to June 30, 2007 were $31.6 million, an increase of 21% compared to the same period in 2006 (2006: $26.2 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros), sales increased by 11% due to growth in many of Shire’s markets.  In addition there was a 10% benefit from favorable exchange rate movements against the US dollar.

REPLAGAL

Sales for the six months to June 30, 2007 were $64.4 million (2006: $54.1 million).  This increase of 19% is primarily due to higher unit sales in Europe and Canada and the impact of favorable exchange rates.

ELAPRASE

ELAPRASE was successfully launched in the US in August 2006 and in several major European markets during the first half of 2007.  ELAPRASE is now sold in 25 countries.  Sales for the six months to June 30, 2007 were $69.3 million.

Foreign exchange effect

As many of the Company’s sales revenues are denominated in currencies other than US dollars (primarily Canadian dollars, Euros and Pounds sterling), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	6 months to June 30, 2007 sales $M	6 months to June 30, 2007 sales growth in local currency %	6 months to June 30, 2007 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	20.0	+17	+27	+10
REPLAGAL sales in Euros	32.1	+5	+13	+8
XAGRID sales in Pounds sterling	11.7	+2	+11	+9
CALCICHEW sales in Pounds sterling	23.0	+5	+16	+11
REMINYL and REMINYL XL sales in Pounds sterling	13.3	+44	+58	+14
REPLAGAL sales in Pounds sterling	6.0	+2	+9	+7

Royalties

Royalty revenue increased by 2% to $123.5 million for the six months to June 30, 2007 (2006: $121.4 million).  The following table provides an analysis of Shire’s royalty income:

	6 months to June 30, 2007	6 months to June 30, 2006	change
	$’M	$’M	%
3TC	74.5	77.8	-4
ZEFFIX	19.4	16.1	+20
Others	29.6	27.5	+8
Total	123.5	121.4	+2

3TC

Royalties from sales of 3TC for the six months to June 30, 2007 were $74.5 million (2006: $77.8 million), a decrease of 4% compared to the same period in 2006.  The impact of foreign exchange movements has contributed 4% to the reported growth; excluding foreign exchange movements the royalty income has declined 8% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the six months to June 30, 2007 were $554 million, a decrease of 7% compared to the same period in 2006 (2006: $595 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the six months to June 30, 2007 were $19.4 million (2006: $16.1 million), an increase of 20% compared to the same period in 2006.  The impact of foreign exchange movements has contributed 10% to the reported growth, excluding foreign exchange movements there has been an increase of 10% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide ZEFFIX sales.  GSK’s worldwide sales of ZEFFIX for the six months to June 30, 2006 were $167 million, an increase of 19% compared to the same period in 2006 (2006: $140 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (marketed as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide by Janssen, an affiliate of Johnson and Johnson, with the exception of the United Kingdom and the Republic of Ireland where Shire has the exclusive marketing rights.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in the Alzheimer’s market.

Barr and other companies have filed an ANDA with the FDA for generic versions of RAZADYNE and Janssen and Synaptech have filed lawsuits against some of those ANDA filers. A trial was held during the week of May 21, 2007.  No decision from the court has been issued at this time.

In June 2006 Janssen and Synaptech filed a lawsuit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER. Janssen and Synaptech also filed suit against Sandoz Inc. in May 2007. No court date has been set in either proceedings.

Cost of product sales

For the six months to June 30, 2007 the cost of product sales was 14% of product sales (2006: 17%).  The cost of product sales for REPLAGAL in 2006 included a $40.3 million adjustment in respect of inventories acquired through the acquisition of TKT.  This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales for the six months to June 30, 2006 by 5%.  Excluding the impact of this fair value adjustment in 2006, cost of product sales as a percentage of product sales in the six months to June 30, 2007 was 2% higher than for the six months to June 30, 2006 due to changes in the product sales mix and inventory write-offs.

For the six months to June 30, 2007 cost of product sales included a charge of $1.8 million for share based compensation under SFAS No. 123(R) (2006: $1.5 million).

Research and development (R&D)

R&D expenditure decreased from $200.0 million in the six months to June 30, 2006 to $183.0 million in the six months to June 30, 2007.  In January 2006, Shire made a payment to New River of $50 million on the filing of the drug approval application for VYVANSE with the FDA.  This payment was expensed in accordance with Shire’s accounting policy and was equivalent to 6% of total revenue.

In 2007, the R&D expenses includes a payment to Noven of $5.9 million to acquire the exclusive rights to ATS and costs associated with Phase 3(b) and Phase 4 studies to support new product launches and the continuation of Phase 3 trials on GA-GCB, the development of the Women’s Health and New River franchises, pre-clinical development of three HGT projects, two new Phase 1 projects and two further pre-clinical projects.

Expressed as a percentage of total revenues, R&D expenditure was 17% for the six months to June 30, 2007 (2006: 24%).

For the six months to June 30, 2007 R&D included a charge of $5.4 million for share based compensation under SFAS No. 123(R) (2006: $2.8 million).

Selling, general and administrative (SG&A) expenses

SG&A expenses increased from $426.0 million in the six months to June 30, 2006 to $527.9 million in the six months to June 30, 2007, an increase of 24%.   As a percentage of product sales, SG&A expenses were 55% (2006: 59%),

6 months to June 30,	2007 $’M	2006(1) $’M	Change %
Sales costs	154.2	108.5	+42
Marketing costs	195.6	175.4	+12
Other SG&A costs	117.0	95.4	+23
Depreciation and amortization(2)	61.1	46.7	+31
Total SG&A costs	527.9	426.0	+24
(1) 2006 amounts have been reclassified to conform to the 2007 presentation.
(2) Excludes depreciation from manufacturing plants of $2.6 million (2006: $2.1 million) which is included in cost of product sales.

The increase in SG&A expenses included the impact of the following:

•	An increase in the ADHD sales force to promote VYVANSE;

•	The cost of the new GI sales force in the US; and

•	The launches of DYNEPO, LIALDA and VYVANSE.

For the six months to June 30, 2007 SG&A included a charge of $15.2 million for share based compensation under SFAS No. 123(R) (2006: $12.4 million), representing 2% of product sales (2006: 2%).

The depreciation charge for the six months to June 30, 2007 was $28.1 million (2006: $19.7 million).  The increase in depreciation follows investment in Shire’s infrastructure to support the continuing growth of the Company.

The amortization charge, including the amortization on acquired products, was $33.0 million for the six months to June 30, 2007 (2006: $27.0 million) including intangible asset impairment charges of $0.3 million. The increase in amortization is primarily due to the commencement of amortization of capitalized intangibles for DAYTRANA and DYNEPO following their launches in June 2006 and March 2007 respectively.  The amortization of capitalized intangibles for VYVANSE will commence in July 2007.

Integration Costs

For the six months to June 30, 2007 Shire incurred $1.3 million of costs associated with the integration of the New River business (2006: $3.9 million relating to the TKT acquisition).  New River is now fully integrated and no further integration costs are anticipated.

In-process R&D (IPR&D)

During the six months to June 30, 2007 Shire expensed the portion of the New River purchase price allocated to IPR&D of $1,896.0 million as required under US GAAP (business combination accounting). This amount represents the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, specifically VYVANSE indicated for non-pediatric patients in the US ($1,815.2 million) and VYVANSE in RoW ($80.8 million).

On the acquisition date, Vyvanse had only achieved regulatory approval for use in paediatric patients in the US.  On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults in the US.  This application is subject to a ten month FDA review period and material net cash inflows would be anticipated one to two years after the approval.  The estimated future R&D cost for VYVANSE in non-pediatric patients is approximately $50 million.

On the acquisition date VYVANSE in RoW had not received regulatory approval. Planning is underway for submission of VYVANSE for the RoW; the filing for Canada is in preparation and anticipated in 2008.  The filing in Europe is expected to require clinical studies before submission; those studies are due to start in 2008 with filing anticipated in 2009.  Material net cash inflows would be anticipated one to two years  after the approval. The estimated future R&D cost for VYVANSE in RoW is approximately $75 million.

The Company considers that these IPR&D assets have no alternative future use outside their current development projects and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with FIN 4.

Gain on disposal of product rights

For the six months to June 30, 2007 Shire recognised a gain on the disposal of certain non core product rights of $5 million (2006: $nil).

Interest income

For the six months to June 30, 2007 Shire received interest income of $34.7 million (2006: $24.2 million).  Interest income primarily relates to interest received on cash balances.  Interest income for the six months to June 30, 2007 is significantly higher than for the six months ending June 30, 2006 due to increases in the US dollar interest rate and higher average cash balances.

Interest expense

For the six months to June 30, 2007 the Company incurred interest expense of $35.8 million (2006: $12.1 million).  The increase in interest expense follows the acquisition of New River which was partly funded by $1.3 billion of term loans, utilized under the $2.3 billion banking facility.  These term loans were subsequently partially repaid using the proceeds from Shire’s 2.75% convertible bond issued in May 2007.  The remaining $200 million of the term loans was also repaid during the period.  Interest expense for the six months to June 30, 2007 includes a $7.9 million write-off of deferred financing costs following the repayment of these term loans.

In the six months to June 30, 2007 and 2006 part of the interest expense relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  The original trial date for the appraisal rights litigation was set for April 23, 2007, but this trial date has since been deferred and is scheduled for May 2008.  Further information can be found in ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Equity in earnings of equity method investees

Net earnings of equity method investees of $1.2 million were recorded for the six months to June 30, 2007 (2006: $4.3 million).  This comprised earnings of $3.1 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $3.2 million), offset by losses of $1.9 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Healthcare Funds (2006: earnings of $1.1 million).

Taxation

The effective rate of tax for the six months to June 30, 2007 was -4% (2006: 28%).  The significant difference from the prior year effective rate is due to the IPR&D charge of $1,896.0, which is not tax deductible.  Excluding the IPR&D charge the effective rate of tax was 25%.  At June 30, 2007 net deferred tax liabilities of $135 million (December 31, 2006: net deferred tax asset of $261 million) were recognized.   Shire has moved from a net deferred tax asset to a net deferred tax liability position following the recognition of a deferred tax liability of $433.6 million in respect of intangible assets acquired with New River, and a deferred tax asset of $51.8 million relating to New River’s net operating loss carry forwards.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone and other payments in respect of in-licensed products, the timing and quantum of tax and dividend payments and the continuing cash generated from sales of Shire’s key products.

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

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire plc issued a $1,100 million in principal amount of 2.75% convertible bond due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each.  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totalled $1,081.7 million.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount. The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9, commencing on November 9, 2007. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and rateably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

The Bonds may be redeemed at the option of the Company, (the “Call Option”), at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire plc’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights shall have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued.  The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of change of control. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying Shire plc ordinary shares and a cash top-up amount.

The Bonds are convertible into Shire plc ordinary shares during the conversion period, being the period from June 18, 2007 until the earlier of: (i) the close of business on the date falling fourteen days prior to the Final Maturity Date; (ii) if the Bonds have been called for redemption by the Company, the close of business fourteen days before the date fixed for redemption; (iii) the close of business on the day prior to a Bond holder giving notice of redemption in accordance with the conditions; and (iv) the giving of notice by the trustee that the Bonds are accelerated by reason of the occurrence of an event of default.

Upon conversion, the Bond holder is entitled to receive Shire plc ordinary shares at the initial conversion price of $33.5879 per Shire plc ordinary share, (subject to adjustment as outlined below), being 2,977.26265 shares per $100,000 denomination. The initial conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The Shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid Shares in issue on the relevant conversion date.

Direct costs of issue of the Bonds, which have been recorded as deferred finance costs, totalled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At June 30, 2007 $17.7 million had been deferred ($4.1 million within other current assets and $13.6 million within other non-current assets).

Multicurrency Term and Revolving Facilities Agreement

In connection with the acquisition of New River, Shire plc entered into a Multicurrency Term and Revolving Facilities Agreement (the “Facilities Agreement”) with ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited and The Royal Bank of Scotland plc (the “Arrangers”) on February 20, 2007.  The Facilities Agreement comprised three credit facilities: (i) a committed multicurrency five year term loan facility in an aggregate amount of $1,000 million (“Term Loan A”), (ii) a committed multicurrency 364 day term (with a further 364 day extension option) loan facility in an aggregate amount of $300 million (“Term Loan B”) and (iii) a committed five year revolving loan facility in an aggregate amount of $1,000 million (the “RCF” and, together with Term Loan A and Term Loan B, the “Facilities”).  Shire plc has agreed to act as guarantor for any of its subsidiaries that borrow under the Facilities Agreement.

On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River.  In May 2007 Shire issued $1,100 million principal amount of the Bonds. The proceeds of the issue were used to repay and cancel $800 million of Term Loan A and all of Term Loan B in accordance with the terms of the Facilities Agreement.  The remaining $200 million drawn down under Term Loan A was repaid on June 29, 2007.  The RCF has not been utilized.

On July 19, 2007, the Company entered into a syndication and amendment agreement in relation to the Facilities Agreement (the “Amended Facilities Agreement”), which increased the RCF to an aggregate amount of $1,200 million, amended the covenant relating to the ratio of Net Debt to EBITDA and syndicated the RCF.

The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on February 20, 2012. The availability of loans under the RCF is subject to customary conditions, including the absence of any defaults thereunder and the accuracy (in all material respects) of Shire’s representations and warranties contained therein.

The interest rate on each loan drawn under the RCF for each interest period, as determined by the Company, is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending December 31, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA) and LIBOR for the applicable interest period.  Shire shall also pay a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

The Amended Facilities Agreement includes requirements that (i) Shire’s ratio of Net Debt to EBITDA (as defined in the Amended Facilities Agreement) does not exceed 3.5 to 1 for both the 12 month period ending 31 December and 30 June unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for both the 12 month period ending December 31 and June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

Upon a change of control of Shire or upon the occurrence of an event of default and the expiration of any applicable cure period, the total commitments under the Facilities may be canceled and/or all or part of the loans, (together with accrued interest and all other amounts accrued or outstanding) may become immediately due and payable.  Events of default under the Amended Facilities Agreement include: (i) non-payment of any amounts due under the Facilities; (ii) failure to satisfy any financial covenants; (iii) material misrepresentation in any of the finance documents; (iv) failure to pay, or certain other defaults under other financial indebtedness; (v) certain insolvency events or proceedings; (vi) material adverse changes in the business, operations, assets or financial condition of the group; (vii) certain US Employee Retirement Income Security Act breaches which would have a material adverse effect; (viii) if it becomes illegal for Shire or any of its subsidiaries that are parties to the Amended Facility Agreement to perform their obligations or (ix) if Shire or any subsidiary of Shire which is party to the Amended Facility Agreement repudiates the Amended Facility Agreement or any Finance Document (as defined in the Amended Facility Agreement).

During the six months ended June 30, 2007 the Company paid $14.4 million in relation to the arrangement of the Facilities, of which $8.6 million has been amortized in the six months to June 30, 2007 (including $7.9 million written off following the repayment of Term Loan A and Term Loan B). The financing costs relating to the RCF have been deferred and are being amortized over the estimated term of the facility.  At June 30, 2007 $5.8 million had been deferred ($1.2 million within other current assets and $4.6 million within other non-current assets).

New River 3.5% Convertibles Subordinated Notes due 2013

During July 2006, New River issued $137.8 million of 3.5% Convertible Subordinated Notes due 2013 (the “Notes”).  Prior to the acquisition, the Notes were convertible according to their terms following the New River share price having exceeded predetermined levels. As a result of Shire’s acquisition of New River, the Notes became convertible as a result of the change of control of New River, entitling Note holders to a make-whole premium in the form of an increase in the conversion rate if the Notes were tendered for conversion prior to May 17, 2007.

All of the outstanding Notes were tendered for conversion in the period between the acquisition date and May 17, 2007 and were settled at a value of $279.4 million which equates to the fair value of the Notes.

Equity financing

On February 20, 2007 Shire plc also raised $877.3 million through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

New River financing

On April 19, 2007 Shire completed the acquisition of New River.  The total cost of the acquisition of approximately $2.6 billion was funded by: net proceeds of $877.3 million from the private placement, utilization of $1,300 million of the bank facilities as described below; with the balance coming from Shire’s pre-acquisition cash resources.

On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River, which, as described above, has subsequently been repaid.

Following Shire's acquisition of New River and the issue of the Bonds, the Company's liquidity profile has changed significantly.  However, Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned RCF facility will be sufficient to meet its anticipated future operating expenses, the remaining costs associated with the acquisition of TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF discussed above and possibly through new borrowings and the issue of new equity (subject to customary “lock-up” restrictions entered into by the Company in connection with the issuance of the convertible bonds) if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash funds (excluding restricted cash), as at June 30, 2007 and June 30, 2006:

	June 30, 2007 $’M	June 30, 2006 $’M
Cash and cash equivalents	598.5	885.1
Short-term investments	-	1.5
Gross cash funds	598.5	886.6
Total debt	(1,100.0)	-
Net (debt)/cash funds	(501.5)	886.6

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2007 was $284.4 million resulting from a net loss of $1,698.6 million, non-cash items not affecting 2007 cash flows of $1,999.0 million and $16.0 million of negative changes in working capital. The changes in working capital have resulted from the increase in sales and the launch of VYVANSE and LIALDA, which have resulted in an increase in accounts receivable of $103.0 million and an increase in inventory of $40.0 million, which are partially offset by the increase in sales deduction accruals of $18.9 million and an increase in deferred revenue of $88.5 million.

Net cash provided by operating activities for the six months to June 30, 2006 was $260.8 million resulting from net income of $122.4 million, non-cash items not affecting 2006 cash flows of $21.6 million and $116.8 million of positive changes in working capital.  The changes in working capital have resulted from a net tax repayment of $23.7 million and the timing of working capital payments.

Net cash used in investing activities was $2,525.0 million for the six months to June 30, 2007.  This included expenditure on the acquisition of New River, net of cash acquired, of $2,458.6 million and acquisition expenses of $60.4 million; purchases of property, plant and equipment of $33.6 million; purchases of intangible assets of $31.8 million and long-term investments of $5.8 million; which were partially offset by $10.5 million received as deposits for the sale of certain intangible assets, proceeds from sale of intangibles of $6.3 million and $55.8 million received on maturity of New River short term investments.

Capital expenditure on property, plant and equipment included $11.4 million on IT at the Wayne, Pennsylvania, US headquarters and $6.2 million on IT at the Basingstoke, UK Head Office; $1.5 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $4.7 million and $3.8 million on leasehold improvements and IT equipment respectively, at Shire HGT in Cambridge, Massachusetts.  Capital expenditure on intangible assets included a $25 million sales milestone paid to Noven for DAYTRANA, which was accrued at December 31, 2006.

Net cash used by investing activities was $32.6 million in the six months to June 30, 2006.  The proceeds of $70.6 million from the repayment of loans made to IDB were offset by capital expenditure on property, plant and equipment of $50.6 million and on intangible assets of $50.2 million.  Capital expenditure on property, plant and equipment included $19.8 million on IT projects at the Wayne, Pennsylvania US headquarters; $6.0 million on building improvements and $6.6 million on IT projects at the Basingstoke, UK headquarters; $3.3 million of factory construction work and $1.0 million of plant equipment at Shire US Manufacturing Inc. in Owings Mills, Maryland; and $9.2 million on leasehold improvements, IT and equipment at Shire HGT in Cambridge, Massachusetts.

Net cash provided by financing activities was $1,708.8 million for the six months to June 30, 2007.  On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River, which, as described above, have subsequently been repaid in the period. Shire incurred $14.4 million of arrangement costs in the six months to June 30, 2007.   In May 2007 Shire issued $1.1 billion principal amount of convertible bonds due 2014. The net proceeds of the issue of the Bonds were $1.1 billion with associated issue costs of $18.3 million.  On February 20, 2007 Shire plc raised $877.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, Shire plc received $7.0 million from the exercise of warrants and $24.1 million from the exercise of stock options, made payments to acquire treasury stock of $99.8 million and paid a dividend of $29.4 million.

Net cash used in financing activities was $5.0 million for the six months to June 30, 2006.  This was primarily due to payment of a dividend of $22.6 million being offset by proceeds of $17.7 million from the exercise of employee stock options.

Obligations and commitments

Aggregate Contractual Obligations

As at June 30, 2007, the Company’s cash requirements for contractual obligations and long-term liabilities reflected on the Balance Sheet were as follows:

	Payments due by period

	Total $’M	Less than 1 year $’M	1 – 3 years $’M	3 – 5 years $’M	More than 5 years $’M
Long-term debt(i)	1,311.8	15.1	60.5	90.7	1,145.5
Operating leases(ii)	200.1	35.0	63.8	45.8	55.5
Purchase obligations (iii)	173.0	129.6	28.1	15.3	-
Other long-term liabilities reflected on the Balance Sheet (iv)	821.6	476.4	345.2	-	-
Total	2,506.5	656.1	497.6	151.8	1,201.0

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 issued in May 2007 and the interest on the convertible bonds has been included based on the contractual payment dates.  The principal amount of $1,100 million has been included within payments due in more than 5 years based on the Final Maturity Date of the convertible bond.  The bondholders have the option to redeem the convertible bonds at the principal amount in May 2012 and the Company has the option to call the bonds subject to certain conditions after May 2012.  Further details are included above.

(ii)	The Company leases certain properties, motor vehicles and equipment under operating leases expiring through 2025.

(iii)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.  Shire expects to fund these commitments with cash flows from operations.

(iv)
The liability to dissenting shareholders is included within the payments due in less than one year. As at June 30, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $45.7 million that may be awarded by the Court.  For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.  For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. The most significant payments are as follows:

(a)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate in late Phase 2 development.  JUVISTA is being studied for the prevention and reduction of scarring in connection with both cosmetic and therapeutic surgery. Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states. Phase 3 trials for JUVISTA are expected to commence in mid 2008.

Following the expiration of the HSR waiting period of 30 days commencing July 11, 2007, Shire will pay Renovo $75 million (expensed as R&D for US GAAP purposes) and will make an equity investment in Renovo Group plc of $50 million (at a subscription price of £2 per share, which represents approximately 7% of Renovo’s share capital).  In addition, Shire will pay Renovo $25 million on  filing of JUVISTA with the FDA, up to $150 million on FDA approval, royalties on net sales of JUVISTA and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(b)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, Shire will make a payment to Noven of $25 million in the third quarter of 2007, as a result of reaching a sales milestone in the six months to June 30, 2007.  This amount has been capitalized during the six months to June 30, 2007 and will be amortized over approximately 10 years.  Shire has a further obligation to pay Noven $25 million, contingent on future sales performance.

(c)	Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years.  US development expenditure reimbursement for the six months ended June 30, 2007 totalled $3.2 million.  At June 30, 2007 the maximum future reimbursement for Duramed incurred US development expenditure is $134.3 million.  Shire will separately be responsible for development costs in its licensed territories.

(d)	Tissue Protective Cytokine (“TPC”) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren Pharmaceuticals, Inc (“Warren”), the Company is committed to making payments on achievement of certain milestones.  The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication.  However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in up to five subsequent major indications.

(e)	Other R&D and sales milestones

In addition to the commitments set out in (a) to (d) at June 30, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $59.8 million (December 31, 2006: $75.6 million), of which $3.0 million could be paid in 2007.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of acquired intangible assets and IPR&D, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2007, in connection with the New River acquisition, Shire issued an aggregate of $1,100 million of 2.75% convertible bonds due 2014.  The financial risk profile of the Company has changed due to the issue of the convertible bonds, which are subject to a fixed interest rate of 2.75%.

The Company continues to review its interest rate risk and assess the policies in place to manage the risk. No derivative instruments have been entered into to manage interest rates at August 2, 2007.

Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed discussion of the Group’s market risk exposure.  There have been no material changes in the Group’s exposure to market risk, with the exception of interest rate risk since December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As at June 30, 2007, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance to ensure that the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 14(d), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

The key risk factors associated with the Company are set forth in the Company’s Form 10-K for the year ended December 31, 2006.  Material updates to these risk factors are included below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2007 Shire raised $877.3 million through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.

On May 9, 2007 Shire issued $1.1 billion of 2.75% Convertible Bonds due 2014.

Details of these issuances are described in Form 8-K dated February 23, 2007 and Form 8-K dated May 15, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Extraordinary General meeting was held on April 16, 2007.  The resolution to approve the acquisition of  New River and to sanction an increase in the total borrowings of Shire was approved on a show of hands at the meeting.  Had the resolution been put to a poll, the proxy votes which would have voted at the meeting are described below:

For*	Against	Abstentions**
434,133,245	16,484	109,890
*These figures include discretionary votes.
**Abstentions are not counted in the proportion of votes “for” or “against”.

An Annual General Meeting of Shareholders was held on June 20, 2007. The resolutions were approved on a show of hands at the meeting.  Had the resolution been put to a poll, the proxy votes which would have voted at the meeting are described below:

	For*	Against	Abstentions**
1.	To receive the Company's accounts for the year ended 31 December 2006
	447,172,037 (99.86%)	618,289 (0.14%)	344,753
2.	To re-elect Dr. James Henry Cavanaugh as a director
	438,104,602 (97.87%)	9,521,491 (2.13%)	508,986
3.	To re-elect Dr. Barry John Price as a director
	442,879,006 (98.94%)	4,746,232 (1.06%)	509,841

4.	To elect Ms. Kathleen Anne Nealon as a director
	445,691,229 (99.59%)	1,829,400 (0.41%)	614,450
5.	To elect Dr. Jeffrey Marc Leiden as a director
	446,606,331 (99.84%)	722,660 (0.16%)	806,088
6.	To re-elect Mr. Matthew William Emmens as a director
	443,368,069 (99.27%)	3,263,625 (0.73%)	1,503,385
7.	To re-elect Mr. David John Kappler as a director
	445,342,529 (99.58%)	1,866,620 (0.42%)	925,930
8.	To re-elect Mr. Patrick Jean Marc Langlois as a director
	445,769,759 (99.62%)	1,689,983 (0.38%)	675,337
9.	To re-appoint Deloitte & Touche LLP as Auditors
	443,403,135 (99.19%)	3,642,175 (0.81%)	1,089,769
10.	To authorise the Audit Committee to determine the remuneration of the Auditors
	445,398,735 (99.41%)	2,649,952 (0.59%)	86,392
11.	To approve the Directors’ Remuneration Report
	409,534,456 (92.16%)	34,837,916 (7.84%)	3,762,707
12.	To authorise the allotment of shares
	438,600,896 (98.07%)	8,651,326 (1.93%)	882,857
13.	To authorise the disapplication of pre-emption rights
	445,430,893 (99.55%)	2,019,318 (0.45%)	684,868
*These figures include discretionary votes.
**Abstentions are not counted in the proportion of votes “for” or “against”.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005.(1)

10.1
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.

10.2
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.

10.3	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to Shire’s Form 8-K filed on November 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHIRE PLC

(Registrant)

Date: August 2, 2007	/s/ Matthew Emmens By: Matthew Emmens Chief Executive Officer

Date: August 2, 2007	/s/ Angus Russell By: Angus Russell Chief Financial Officer