Form 10-Q
period 2007-09-30
Shire plc
filed 2007-11-02
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007

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

Yes  [  ]                                No  [X]

As at October 26, 2007, the number of outstanding ordinary shares of the Registrant was 554,996,279.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research; product development including, but not limited to, the successful development of JUVISTA® (Human TGFβ3) and GA-GCB (velaglucerase alfa); manufacturing and commercialization including, but not limited to, the launch and establishment in the market of VYVANSE™ (lisdexamfetamine dimesylate) (Attention Deficit and Hyperactivity Disorder (“ADHD”)); the impact of competitive products including, but not limited to, the impact of those on Shire’s ADHD franchise; patents including, but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval including, but not limited to, the expected product approval date of INTUNIV™ (guanfacine extended release) (ADHD); Shire’s ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire plc’s filings with the Securities and Exchange Commission, particularly Shire plc’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following are trademarks referred to in this Form 10-Q, either owned or licensed by Shire plc or companies within the Shire Group, which are the subject of trademark registrations in certain territories.

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed salts of a single entity amphetamine)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
DAYTRANA™ (methylphenidate transdermal system)
ELAPRASE® (idursulfase)
FOSRENOL® (lanthanum carbonate)
GENE-ACTIVATED™
INTUNIV™ (guanfacine extended release)
LIALDA™ (mesalamine)
MEZAVANT® (mesalazine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SOLARAZE® (3%, gel diclofenac sodium (3%w/w))
VANIQA® (eflornithine hydrochloride)
VYVANSE™ (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q.

3TC (trademark of GlaxoSmithKline (GSK))
DYNEPO (trademark of Sanofi-Aventis)
EQUETRO (trademark of Validus Pharmaceuticals, Inc.)
JUVISTA (trademark of Renovo)
PENTASA (trademark of Ferring)
RAZADYNE (trademark of Johnson & Johnson)
RAZADYNE ER (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
SEASONIQUE (trademark of Barr Laboratories, Inc.)
ZEFFIX (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2007 $’M	December 31, 2006 $’M
ASSETS
Current assets:
Cash and cash equivalents		562.9	1,126.9
Restricted cash		41.8	29.8
Accounts receivable, net	4	383.1	310.8
Inventories, net	5	176.9	131.1
Assets held for sale	6	62.6	-
Deferred tax asset	7	126.7	105.7
Prepaid expenses and other current assets	8	111.7	106.0

Total current assets		1,465.7	1,810.3

Non current assets:
Investments	9	116.5	55.8
Property, plant and equipment, net		337.4	292.8
Goodwill		233.0	237.4
Other intangible assets, net	10	1,809.6	762.4
Deferred tax asset	7	98.8	155.3
Other non-current assets	11	27.7	12.4

Total assets		4,088.7	3,326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	12	684.5	566.1
Liability to dissenting shareholders	18	473.0	452.3
Other current liabilities	14	94.1	313.6

Total current liabilities		1,251.6	1,332.0

Non-current liabilities:
Capital lease obligation	15	32.7	-
Convertible bonds	16	1,100.0	-
Deferred tax liability	7	313.1	-
Other non current liabilities	17	378.9	52.1

Total liabilities		3,076.3	1,384.1

Commitments and contingencies	18

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	September 30, 2007 $’M	December 31, 2006 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 554.9 million shares issued and outstanding (2006: 750.0 million shares authorized; and 506.7 million shares issued and outstanding)	19	48.6	43.7
Exchangeable shares: 1.2 million shares issued and outstanding (2006: 1.3 million)		55.3	59.4
Treasury stock	19	(263.3)	(94.8)
Additional paid-in capital		2,442.4	1,493.2
Accumulated other comprehensive income		69.7	87.8
(Accumulated deficit)/retained earnings		(1,340.3)	353.0

Total shareholders’ equity		1,012.4	1,942.3

Total liabilities and shareholders’ equity		4,088.7	3,326.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to September 30, 2007 $’M	3 months to September 30, 2006 $’M	9 months to September 30, 2007 $’M	9 months to September 30, 2006 $’M
Revenues:
Product sales		543.1	386.2	1,508.8	1,108.2
Royalties		61.9	60.4	185.4	181.8
Other revenues		3.7	2.8	17.6	9.5

Total revenues		608.7	449.4	1,711.8	1,299.5

Costs and expenses:
Cost of product sales(1)		79.5	61.7	213.3	185.3
Research and development		180.7	104.0	363.7	304.0
Selling, general and administrative(1)		333.0	240.5	860.9	666.5
In-process R&D charge	2	-	-	1,896.0	-
Gain on sale of product rights	3	(7.1)	(63.0)	(12.1)	(63.0)
Integration costs		-	-	1.3	3.9

Total operating expenses		586.1	343.2	3,323.1	1,096.7

Operating income/(loss)		22.6	106.2	(1,611.3)	202.8

Interest income		8.0	12.6	42.7	36.8
Interest expense		(18.0)	(7.0)	(53.8)	(19.1)
Other (expenses)/income, net		(1.6)	7.3	0.7	5.9

Total other (expenses)/income, net		(11.6)	12.9	(10.4)	23.6

Income/(loss) from continuing operations before income taxes and equity in earnings of equity method investees		11.0	119.1	(1,621.7)	226.4
Income taxes		23.2	(33.1)	(43.9)	(62.9)
Equity in earnings of equity method investees, net of taxes		0.5	1.2	1.7	5.5

Income/(loss) from continuing operations		34.7	87.2	(1,663.9)	169.0
Gain on disposition of discontinued operations (net of income tax expense of $nil)		-	-	-	40.6

Net income/(loss)		34.7	87.2	(1,663.9)	209.6

(1) Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.5 million for the three and nine months to September 30, 2007 (2006: $nil) and selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $31.1 million for the three months ended September 30, 2007 (2006: $14.6 million) and $64.0 million for the nine months ended September 30, 2007 (2006: $41.6 million).

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to September 30, 2007	3 months to September 30, 2006	9 months to September 30, 2007		9 months to September 30, 2006

Income/(loss) from continuing operations		6.4c	17.3c	(308.8c	)	33.5c
Gain on disposition of discontinued operations		-	-	-		8.1c
Earnings/(loss) per ordinary share - basic		6.4c	17.3c	(308.8c	)	41.6c

Income/(loss) from continuing operations		6.3c	17.1c	(308.8c	)	33.2c
Gain on disposition of discontinued operations		-	-	-		8.0c

Earnings/(loss) per ordinary share - diluted		6.3c	17.1c	(308.8c	)	41.2c

Weighted average number of shares (millions):
Basic	20	546.4	504.0	538.9		503.6
Diluted	20	554.7	509.1	538.9		508.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchange- able shares $’M	Exchange- able shares Number of shares M’s	Treasury stock $’M		Additional paid-in capital $’M	Accumu- lated other compre- hensive income $’M		Retained earnings/ (accumulated deficit) $’M	Total share- holders’ equity $’M
As at January 1, 2007	43.7	506.7	59.4	1.3	(94.8)		1,493.2	87.8		353.0	1,942.3

Net loss for the period	-	-	-	-	-		-	-		(1,663.9)	(1,663.9)

Foreign currency translation	-	-	-	-	-		-	(13.9)		-	(13.9)

Shares issued, net of issue costs	4.3	42.9	-	-	-		873.0	-		-	877.3

Exchange of exchangeable shares	-	0.3	(4.1)	(0.1)	-		4.1	-		-	-

Warrants exercised	0.2	0.7	-	-	-		12.8	-		-	13.0

Options exercised	0.4	4.3	-	-	-		25.2	-		-	25.6

Share based compensation	-	-	-	-	-		34.1	-		-	34.1

Shares purchased by Employee Share Option Trust (“ESOT”)	-	-	-	-	(168.5	))))	-	-		-	(168.5	))))

Dividends	-	-	-	-	-		-	-		(29.4)	(29.4)

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-		-	(4.2	))))	-	(4.2	))))
As at September 30, 2007	48.6	554.9	55.3	1.2	(263.3)		2,442.4	69.7		(1,340.3)	1,012.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2007 Shire plc declared and paid dividends of 5.2455 US cents per ordinary share (equivalent to 15.7365 US cents per American Depositary Share) and 18.6005 Canadian cents per exchangeable share totaling $29.4 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	3 months to September 30, 2007	3 months to September 30, 2006	9 months to September 30, 2007	9 months to September 30, 2006
	$’M	$’M	$’M	$’M

Net income/(loss)	34.7	87.2	(1,663.9)	209.6

Foreign currency translation adjustments	(5.0)	(5.7)	(13.9)	26.0
Unrealized holding loss on available-for-sale securities, net of taxes	(4.4)	(1.3)	(4.2)	(2.7)
Comprehensive income/(loss)	25.3	80.2	(1,682.0)	232.9

The components of accumulated other comprehensive income as at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007 $’M	December 31, 2006 $’M
Foreign currency translation adjustments	66.5	80.4
Unrealized holding gain on available-for-sale securities, net of taxes	3.2	7.4
Accumulated other comprehensive income	69.7	87.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to September 30, 2007 $’M	9 months to September 30, 2006 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	(1,663.9)	209.6
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	4.4	3.5
Selling, general and administrative expenses	107.4	72.3
Share-based compensation	34.1	25.8
In-process research and development charge	1,896.0	-
Amortization of deferred financing charges	10.6	-
Write down of long-term assets	-	2.0
Gain on sale of product rights	(12.1)	(63.0)
Equity in earnings of equity method investees	(1.7)	(5.5)
Movement in deferred taxes	(35.8)	5.0
Gain on disposition of discontinued operations	-	(40.6)
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(64.2)	18.6
Increase in sales deduction accrual	19.3	17.6
(Increase)/decrease in inventory	(46.2)	10.7
Decrease/(increase) in prepayments and other current assets	2.7	(10.4)
Decrease in other assets	1.3	3.0
Increase in accounts and notes payable and other liabilities	103.8	94.9
Increase/(decrease) in deferred revenue	45.6	(6.4)
Returns on investment from joint venture	6.8	5.8

Net cash provided by operating activities (A)	408.1	342.9

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	55.8	6.9
Movement in restricted cash	(12.0)	1.0
Purchases of subsidiary undertakings, net of cash acquired	(2,458.6)	(0.8)
Expenses related to the New River Pharmaceuticals, Inc. (“New River”) acquisition	(60.4)	-
Purchases of long-term investments	(56.7)	(9.6)
Purchases of property, plant and equipment	(62.1)	(71.2)
Purchases of intangible assets	(58.2)	(52.8)
Proceeds from property, plant and equipment sales	-	0.9
Proceeds/deposits received from sale of product rights	24.3	63.0
Proceeds from loan repaid by ID Biomedical Corporation	-	70.6
Returns of equity investments	2.2	0.3

Net cash (used in)/provided by investing activities (B)	(2,625.7)	8.3

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to September 30, 2007 $’M	9 months to September 30, 2006 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	1,300.0	-
Repayment of drawings under bank facility	(1,300.0)	-
Proceeds from issue of Shire plc 2.75% convertible bonds due 2014	1,100.0	-
Redemption of convertible bonds due 2011	-	(0.1)
Redemption of New River 3.5% convertible notes due 2013	(279.4)	-
Proceeds from exercise of New River purchased call option	141.8	-
Payment of debt arrangement and issuance costs	(32.8)	-
Proceeds from exercise of options	25.6	33.3
Proceeds from issue of common stock, net of issue costs	877.3	-
Proceeds from exercise of warrants	13.0	-
Payment of dividend	(29.4)	(22.6)
Payments to acquire shares by ESOT	(168.5)	(68.3)

Net cash provided by/(used in) financing activities (C)	1,647.6	(57.7)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	6.0	5.2

Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(564.0)	298.7
Cash and cash equivalents at beginning of period	1,126.9	656.5

Cash and cash equivalents at end of period	562.9	955.2

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

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of acquired intangible assets and in-process research and development (“IPR&D”), the valuation of equity investments, sales deductions, income taxes, share-based payments and the amount payable to former holders of approximately 11.3 million shares of Transkaryotic Therapies Inc. (“TKT”) common stock who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c)	Convertible bonds

Convertible bonds consist of Shire plc’s $1,100 million principal amount of 2.75% convertible bonds due 2014, which are described more fully in Note 16.

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

As the conversion feature in Shire plc’s 2.75% convertible bonds qualifies for the SFAS No.133 exemption from treatment as a derivative instrument, the convertible bonds are accounted for by the Company in accordance with Accounting Practice Bulletin 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). In accordance with APB 14 no portion of the proceeds of Shire plc’s 2.75% convertible bonds has been allocated to the conversion feature and the convertible bonds have been recorded at their principal amount within non-current liabilities.

Based on quoted market values as at September 30, 2007 the fair value of Shire plc’s 2.75% convertible bonds was approximately $1,135 million.

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

Deferred tax assets and liabilities are recognized for differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

(e)	Accounting pronouncements adopted during the period

FIN 48

On January 1, 2007 the Company adopted FIN 48, which clarifies the accounting for uncertain tax positions.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 have been applied to all tax positions on adoption of this guidance.  At January 1, 2007 the Company’s liability for total unrecognized tax benefits was $234.4 million, the full amount of which would affect the effective tax rate if recognized, and the Company had accrued approximately $41.3 million for the payment of interest and penalties.

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

SFAS No. 157

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS No. 157 will therefore be applicable for the Company’s fiscal year commencing January 1, 2008. The Company is currently reviewing the impact of the adoption of SFAS No. 157 on its financial statements.

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

As Shire had a pre-existing relationship with New River, Shire has applied EITF 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”), in accounting for the effective settlement of the New River Collaboration Agreements.

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

$’M
ASSETS
Current assets:
Cash and cash equivalents	74.9
Short-term investments	55.8
Accounts receivable, net	0.3
Inventories	6.3
Purchased call option	141.8
Deferred tax asset	52.8
Prepaid expenses and other current assets	0.2

Total current assets	332.1

Property, plant and equipment, net	0.8
Other intangible assets, net
-Intellectual property - developed technology	1,105.7
-Favorable manufacturing contracts	9.0
-In process research and development	1,896.0

Total assets	3,343.6

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	33.3
Convertible loan notes	279.4
312.7
Non-current liabilities:
Deferred tax liability	437.0

Total liabilities	749.7

Net assets acquired	2,593.9

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

A project-by-project valuation using the guidance in SFAS No. 141 and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” has been performed to determine the fair values of research and development projects of New River which were in-process, but not yet completed as at the completion of the acquisition.

The IPR&D assets totaling $1,896.0 million relate to VYVANSE indicated for ADHD in non-pediatric patients in the US ($1,815.2 million) and VYVANSE indicated for ADHD in RoW, ($80.8 million).  Both of these IPR&D assets had not received approval, (either from the FDA or from the relevant regulators in the RoW) at the acquisition date. The Company considers that these IPR&D assets have no alternative future use outside their current development projects, as outlined in the AICPA Practice Aid, and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with FIN 4.

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

The forecast of future cash flows required various assumptions to be made including:

•
revenue that is likely to result from sales of VYVANSE for non-pediatric patients in the US and sales of VYVANSE in RoW, including estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated ADHD market share and year-over-year growth rates over VYVANSE’s life cycle;

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

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from ongoing clinical trials and obtaining the necessary regulatory approvals. The valuations have been based on information at the time of the acquisition and expectations and assumptions that (i) have been deemed reasonable by Shire’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Identifiable intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

	Fair value $’M	Asset life Years
Intellectual property – developed technology(1)	1,105.7	20	(3)
Other (finite-lived assets)(2)	9.0	5
	1,114.7

(1)	Relates to the approved pediatric indication of VYVANSE.
(2)	Relates to a favorable manufacturing contract for VYVANSE.
(3)
The asset life of 20 years represents the period over which management believe the asset will contribute to the future cash flows of Shire, being the expected commercial lifespan of VYVANSE (VYVANSE has patent protection in the US until September 2023 and until September 2024 in Europe).

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

The forecast of future cash flows in respect of the VYVANSE intellectual property requires various assumptions to be made, including:

•
revenue that is likely to result from sales of the pediatric indication of VYVANSE, including the estimated number of units to be sold, estimated selling prices, estimated ADHD market penetration, estimated ADHD market share and year-over-year growth rates over VYVANSE’s life cycle;

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

All the outstanding Notes were tendered for conversion in the period between the acquisition and May 17, 2007 and were therefore settled in cash during the second quarter of 2007 at a value of $279.4 million which equates to the fair value of the Notes at the acquisition date including the make-whole premium.

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

Deferred taxes

A net current deferred tax asset of $52.8 million and a net non current deferred tax liability of $437.0 have been recognized in the preliminary purchase price allocation, as analyzed below:

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

(1)
Principally relating to temporary differences arising in respect of the acquired intangible asset for developed technology (representing the pediatric indication of VYVANSE in the US) which is not deductible for tax purposes. The deferred tax liability will be credited to the income statement in line with the amortization of the intangible asset.

Deferred revenue

In accordance with the requirements of EITF Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, deferred revenue of $3.6 million previously included within New River’s other current liabilities and $59.5 million included within other non-current liabilities relating to the New River Collaboration Agreements have been eliminated from the acquisition balance sheet through the preliminary purchase price allocation exercise, as the enlarged Shire group will have no external performance obligations in respect of this deferred revenue following the acquisition.

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

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of New River had occurred at January 1, 2006.  There are no pro forma adjustments required to the consolidated results of operations for the three months to September 30, 2007, and no pro forma consolidated results of operations for this period have been presented.

	Three months to September 30, 2006 $’M	Nine months to September 30, 2007 $’M	Nine months to September 30, 2006 $’M
Total revenues	449.4	1,711.8	1,299.5
Net income from continuing operations before cumulative effect of change in accounting principles	48.7	82.5	104.0
Net income from continuing operations	48.7	82.5	103.3
Net income	48.7	82.5	143.9

	Three months to September 30, 2006	Nine months to September 30, 2007	Nine months to September 30, 2006
Earnings per share – Basic
Net income from continuing operations per share	8.9	15.0	19.0
Net income per share	8.9	15.0	26.3

Earnings per share – Diluted
Net income from continuing operations per share	8.8	14.3	18.9
Net income per share	8.8	14.3	26.1

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)
an adjustment to eliminate the revenues recognized by New River of $3.0 million for the nine months to September 30, 2007 and $5.0 million and $31.8 million for the three and nine months to September 30, 2006 respectively and expenses incurred by Shire of $50.0 million for the nine months to September 30, 2006 in connection with the New River Collaboration Agreements;

(ii)
an adjustment to increase interest expense by $25.3 million for the nine months to September 30, 2007, and $17.5 million and $54.1 million for the three and nine months to September 30, 2006, to reflect the interest expense and amortization of deferred issue costs associated with the $1,300 million drawn down under the Facilities Agreement (as defined in Note 16), which was entered into by Shire on February 21, 2007 for the purpose of financing the acquisition of New River;

(iii)
an adjustment to decrease interest income by $6.5 million for the nine months to September 30, 2007 and $4.8 million and $13.7 million for the three and nine months to September 30, 2006 respectively, to reflect the interest foregone on the Company’s cash resources used to part finance the acquisition of New River;

(iv)
an adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 5 to 20 years, of approximately $28.6 million for the nine months to September 30, 2007 and $14.3 million and $42.8 million for the three and nine months to September 30, 2006; and

(v)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the private placement of 42.9 million new ordinary shares of Shire plc on February 20, 2007, the proceeds of which were used to partially fund the acquisition, as if the private placement took place on January 1, 2006.

The unaudited pro forma financial information above has not been adjusted for the IPR&D charge of $1,896.0 million which formed part of the preliminary purchase price allocation because it is non-recurring in nature.  The unaudited pro forma financial information includes a charge of $5.0 million for the three months to September 30, 2006 and $82.8 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively, in respect of New River cash settled SARs. Pursuant to SFAS No 123(R), “Share based payments”, the liability for the cash settled SARs was revalued to fair value at each balance sheet date; these cash settled SARs were extinguished as a result of the acquisition.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.	Gain on sale of product rights

Disposal of EQUETRO

During 2007 Shire commenced a process to dispose of certain products that are no longer core to Shire’s strategy.  In September 2007 Shire sold EQUETRO to Validus Pharmaceuticals Inc. (“Validus”) for a cash consideration of $7.5 million. This resulted in a gain of $7.1 million being recorded in the three months to September 30, 2007.

Other disposals

Shire also received cash consideration of $6.7 million for divested non-core products in the first half of 2007 resulting in a gain of $5.0 million being recorded.  A further $10.1 million has been received for divested non-core products, which has been recorded as a deposit within Other accrued liabilities until the relevant regulatory authorizations for the products are transferred.  See Note 6 for further information.

Disposal of ADDERALL

In September 2006, Shire disposed of its ADDERALL (immediate release mixed amphetamine sales) product to Duramed Pharmaceuticals Inc, (“Duramed”) for $63.0 million in cash, resulting in a gain of $63.0 million being recorded.

All assets disposed of during 2007 and 2006 formed part of the Speciality Pharmaceuticals segment.

4.	Accounts receivable, net

Trade receivables at September 30, 2007 of $383.1 million (December 31, 2006: $310.8 million), are stated net of a provision for doubtful accounts and discounts of $9.4 million (December 31, 2006: $8.8 million).

Provision for doubtful accounts and discounts:

	2007 $’M	2006 $’M
As at January 1,	8.8	9.7
Provision charged to operations	45.2	48.6
Provision utilization	(44.6)	(49.5)

As at September 30,	9.4	8.8

5.	Inventories, net

	September 30, 2007 $’M	December 31, 2006 $’M
Finished goods	63.5	50.1
Work-in-process	80.8	59.2
Raw materials	32.6	21.8
	176.9	131.1

6.	Held for sale assets

During 2007 Shire commenced a process to dispose of certain products that are no longer core to Shire’s strategy.

(i) Disposal of non-core products to Laboratorios Almirall S.A.

On October 5, 2007 the Company agreed to sell a portfolio of its non-core products, including SOLARAZE and VANIQA, to Laboratorios Almirall S.A. for cash consideration of $213 million.  The completion of the transaction is contingent on competition clearances and other customary consents.

During the three months to September 30, 2007 the assets to be disposed of were reclassified to assets held for sale. At September 30, 2007 the carrying value of these assets totaled $56.7 million, represented by attributed goodwill of $6.0 million, intangible assets of $40.2 million and inventory of $10.5 million.  Deferred tax liabilities related to these assets totaled $1.9 million.

(ii) Other disposals

At September 30, 2007 assets held for sale also included intangible assets with a carrying value of $5.9 million in respect of other non core product licences held for sale.   During the nine months to September 30, 2007 Shire received cash consideration of $10.1 million in respect of these product licenses, which is recorded as deposits within Other current liabilities. These deposits remain refundable to the purchasers until the relevant regulatory authorisations for the products are transferred (expected to occur by the end of Q1 2008), upon which an additional gain of approximately $4 million will be recorded.

All assets classified as held-for-sale form part of the Speciality Pharmaceuticals segment.

7.	Deferred tax

At September 30, 2007 net deferred tax liabilities of $87.6 million (December 31, 2006: net deferred tax asset of $261.0 million) were recognized.  Shire has moved from a net deferred tax asset to a net deferred tax liability position following the recognition of a deferred tax liability of $433.6 million at acquisition in respect of intangible assets acquired with New River, and a deferred tax asset of $51.8 million relating to New River’s net operating loss carry forwards.

8.	Prepaid expenses and other current assets

	September 30, 2007 $’M	December 31, 2006 $’M
Prepaid expenses	41.1	39.0
Income tax receivable	24.5	20.7
Sales taxes receivable	13.1	16.0
Other current assets	33.0	30.3
	111.7	106.0

9.	Investments

On June 19, 2007 Shire signed a development and license agreement with Renovo Limited, an affiliate of Renovo Group plc (“Renovo”) to develop and commercialise JUVISTA, Renovo’s novel drug candidate in late Phase 2 development, outside the EU.  In accordance with this agreement, on August 20, 2007 Shire made an equity investment of $50.0 million for 12.4 million ordinary shares in Renovo, which represented 6.5% of the total outstanding shares in Renovo immediately after the issue.  The Company has accounted for this investment as an available for sale security in accordance with SFAS No. 115 “Accounting for certain investments in debt and equity securities”. For further information on the development and license agreement, see Note 18.

10.	Other intangible assets, net

	September 30, 2007 $’M	December 31, 2006 $’M
Intellectual property rights acquired	2,205.1	1,069.3
Favorable manufacturing contracts	9.0	-
	2,214.1	1,069.3
Less: Accumulated amortization	(404.5)	(306.9)
	1,809.6	762.4

During the nine months to September 30, 2007 the Company acquired intangible assets totalling $1,147.9 million.  This includes $1,105.7 million for the pediatric indication of VYVANSE (acquired with the New River business combination) and $25.0 million for DAYTRANA as a result of a sales milestone being triggered in June 2007. Intangible asset acquisitions exclude $1,896.0 million of IPR&D acquired with New River, which was immediately charged to the income statement on completion of the business combination.

The weighted average amortization period of the acquired intangible assets is approximately 20 years.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charges in respect of intangible assets held at September 30, 2007 will be approximately $125 million for each of the five years to September 30, 2012.  Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.	Other non-current assets

	September 30, 2007 $’M	December 31, 2006 $’M
Supplemental Executive Retirement Plan investment	6.9	7.0
Deferred financing costs (See Note 16)	17.5	-
Other assets	3.3	5.4
	27.7	12.4

12.	Accounts payable and accrued expenses

	September 30, 2007 $’M	December 31, 2006 $’M
Trade accounts payable	57.2	54.5
Accrued rebates – Medicaid	107.7	94.7
Accrued rebates – Managed care	37.9	31.7
Sales return reserve	36.1	36.5
Accrued coupons	12.9	13.0
Accrued bonuses	45.9	47.5
Accrued employee compensation and benefits payable	31.9	29.7
Research and development accruals	21.9	52.9
Marketing accruals	35.1	32.1
Deferred revenue	54.7	7.1
Accrued settlement costs	49.2	22.0
Other accrued expenses	194.0	144.4
	684.5	566.1

Deferred revenue includes $43.8 million in relation to product launch shipments of VYVANSE and LIALDA, net of sales deductions of $7.5 million.

13.	Income tax

The Company files income tax returns in the UK, the US (both federal and state) and various other jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 1999. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods from 1999; these tax audits cover a range of issues, including transfer pricing, potential restrictions on the utilization of net operating losses, potential taxation of overseas dividends and controlled foreign companies rules. During the course of these tax audits, the tax authorities have proposed adjustments to certain tax positions previously filed by the Company.

As at September 30, 2007 the Company’s liability for total unrecognized tax benefits was $297.4 million, and the Company has accrued a further $63.9 million for the payment of interest and penalties.   In the nine months to September 30, 2007, the liability for unrecognized tax benefit increased by $63.0 million, of which $35.4 million is due to foreign currency translations adjustments which have been recognized within Other Comprehensive Income.  The remaining increase of $27.6 million is due to uncertain tax positions recognized in relation to potential transfer pricing adjustments, the deductibility of expenses and availability of certain tax reliefs.

The Company considers it reasonably possible that the total amount of unrecognized tax benefits recorded at September 30, 2007 could decrease by approximately $50 million in the next twelve months, due to the expiration of the applicable statute of limitations for certain years currently under review, and the conclusion of a number of tax audits. However, while tax audits remain open, the Company also considers it reasonably possible that new issues may be raised by tax authorities resulting in increases to the balance of unrecognised tax benefits, however an estimate of such an increase cannot be made.

The Company continues to recognize interest relating to unrecognized tax benefits and penalties within income taxes.  During the nine months ended September 30, 2007, the Company accrued interest and penalties of $14.9 million relating to unrecognized tax benefits within income taxes.

14.	Other current liabilities

	September 30, 2007 $’M	December 31, 2006 $’M
Income taxes payable	74.1	294.5
Sales tax payable	4.9	4.8
Other accrued liabilities	15.1	14.3
	94.1	313.6

On adoption of FIN 48 an amount of $270.7 million was reclassified from current liabilities to non-current liabilities on January 1, 2007.  See Note 1(e) for further details.

15.	Capital leases

On August 17, 2007 Shire entered into a multi-year lease on laboratory and office space in Lexington, Massachusetts for its Human Genetic Therapies (“HGT”) business unit.  The lease expires in 2023 although Shire has the option to extend the term of the lease for additional periods up to a total of 15 years.

Pursuant to the requirements of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, as the Company is in substance the owner of the property during the construction phase, the related asset and financing have been recorded on the balance sheet as a capital lease.   The fair value of the building element of the lease has been included in the balance sheet in Assets under construction ($32.7 million) at September 30, 2007.  In accordance with SFAS No. 13, “Accounting for Leases”, the land element of the lease has been accounted for as an operating lease.

The future minimum lease payments and the capital lease obligation under the capital leases as of September 30, 2007, are as follows:

$’M
2008	1.9
2009	2.7
2010	2.7
2011	2.7
2012	2.7
Thereafter	34.1

Total minimum lease payments	46.8
Less: Amount representing interest	(14.1)

Capital lease obligation	32.7

Concurrent with entering into the lease, Shire also entered into an Option Agreement, which provides Shire, inter alia, with the option to purchase or lease additional manufacturing, laboratory and office space in Lexington, Massachusetts.

16.	Long-term debt

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire plc issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each (the “Bonds”).  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million.

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

Direct costs of issue of the Bonds paid in the nine months to September 30, 2007 totaled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At September 30, 2007 $17.4 million was deferred ($4.1 million within other current assets and $13.3 million within other non-current assets).

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

During the nine months ended September 30, 2007 the Company paid $14.5 million for the arrangement of the Facilities of which $9.0 million has been amortized in the nine months to September 30, 2007 (including $7.9 million written off following repayment of Term Loan A and Term Loan B).  The remaining arrangement costs of $5.5 million, which relate to the RCF, have been deferred and are being amortized over the estimated term of the facility ($1.3 million within other current assets and $4.2 million within other non-current assets).

New River 3.5% Convertible Subordinated Notes due 2013

During July 2006, New River issued $137.8 million of 3.5% Convertible Subordinated Notes due 2013 (the “Notes”).  Prior to the acquisition of New River during April 2007, the Notes were convertible according to their terms following the New River share price having exceeded predetermined levels. Following Shire’s acquisition of New River, the Notes also became convertible as a result of the change of control of New River, entitling Note holders to a make-whole premium in the form of an increase in the conversion rate if the Notes were tendered for conversion prior to May 17, 2007.

All of the outstanding Notes were tendered for conversion in the period between the acquisition and May 17, 2007 and were settled at their fair value of $279.4 million.

17.	Other non-current liabilities

	September 30, 2007 $’M	December 31, 2006 $’M
Income taxes payable	322.6	-
Other accrued liabilities	56.3	52.1
	378.9	52.1

On adoption of FIN 48 an amount of $270.7 million was reclassified from current liabilities to non-current liabilities on January 1, 2007.  See Note 1(e) for further details.

18.	Commitments and contingencies

(a)	Operating leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under operating lease arrangements as at September 30, 2007:

Operating leases $’M
2007	8.5
2008	35.2
2009	31.3
2010	29.6
2011	26.2
2012	13.8
Thereafter	71.9
216.5

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense amounted to $19.6 million for the nine months to September 30, 2007 (2006: $17.8 million), which is predominately included in selling, general and administrative expenses in the accompanying statements of operations.

(ii)	Restricted cash in respect of leases

As at September 30, 2007 the Company had $6.6 million of restricted cash held as collateral for certain equipment leases (December 31, 2006: $6.7 million).

(b)	Letters of credit and guarantees

As at September 30, 2007, the Company had the following letters of credit:

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

Following the expiration of the Hart Scott-Rodino (“HSR”) waiting period on August 10, 2007, Shire paid Renovo $75 million (expensed as R&D during the nine months to September 30, 2007) and made an equity investment in Renovo of $50 million (at a subscription price of £2 per share, representing 6.5% of Renovo’s share capital immediately after the issue).  In addition, Shire will pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(ii)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire paid $50 million to Noven in the nine months to September 30, 2007 million as a result of reaching sales milestones, of which $25 million was accrued at December 31, 2006.  These amounts have been capitalized within other intangible assets and will be amortized over approximately 10 years.  Shire has a further obligation to pay Noven $25 million, contingent on future sales performance.

(iii)	Women’s Health Products

In September 2006, Shire and Duramed entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the nine months ended September 30, 2007 totaled $11.9 million.  At September 30, 2007 the maximum future reimbursement for Duramed incurred US development expenditure was $125.6 million.  Shire is separately responsible for development costs in its licensed territories.

(iv)	Tissue Protective Cytokine (“TPC”) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren Pharmaceuticals, Inc (“Warren”), the Company is committed to making payments on achievement of certain milestones.  The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication.  However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in each of up to five subsequent major indications.

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv), at September 30, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $73.3 million (December 31, 2006: $75.6 million), of which $1.5 million could be paid in the remainder of 2007.

(vi)	Clinical testing

At September 30, 2007 the Company had committed to pay approximately $58.3 million (December 31, 2006: $55.0 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $19.6 million (December 31, 2006: $36.1 million) of these commitments in 2007. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii)	Contract manufacturing

At September 30, 2007 the Company had committed to pay approximately $80.6 million (December 31, 2006: $83.4 million) in respect of contract manufacturing. The Company expects to pay $29.3 million (December 31, 2006: $64.5 million) of these commitments in 2007.

(viii)	Investment commitments

At September 30, 2007 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $13.1 million (December 31, 2006: $15.9 million) which may all be payable in the remainder of 2007, depending on the timing of capital calls.

(ix)	Capital commitments

At September 30, 2007, the Company has committed to spend $32.0 million in 2007 in respect of capital projects, including commitments for the expansion and improvements to office space at the US headquarters at Wayne, Pennsylvania and improvements to laboratory and office space leased by the HGT business at Lexington, Massachusetts.

(d)	Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (“SFAS No. 5”).  Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss.  Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  In other cases management's best estimate of the loss is recorded.  These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known.  In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time.  As information becomes known a loss provision is set up when a reasonable estimate can be made.  The estimates are reviewed quarterly and the estimates are changed when expectations are revised.  There is no assurance that the Group will be successful in any of these proceedings and any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period, which may have a material impact on the Group’s results and financial position.  At September 30, 2007 provisions for litigation losses, insurance claims and other disputes totaled $67.5 million (December 31, 2006: $35.7 million) excluding the liability to dissenting shareholders.

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

On August 2, 2007, Colony filed a motion for partial summary judgement of non-infringement of the ‘819 and ‘300 Patents.  Following a conference with the Court regarding a briefing schedule, the Court ordered a focused discovery period on the motion issues expiring on September 19, 2007.  Shire’s opposition and Rule 56(f) affidavit were filed on October 3, 2007.  Colony filed their reply on October 15, 2007.  No summary judgement hearing date has been set, and no trial date has been set.

(ii)	Teva Pharmaceuticals

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (“Teva Pharmaceuticals”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents.  In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents.  In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals USA, Inc. (“Teva USA”) and Teva Pharmaceuticals Industries Ltd. (collectively “Teva”) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents.  The lawsuit triggered a stay of FDA approval of Teva’s 25mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter.  There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR.  On January 30, 2007, the case was transferred to the civil suspense docket with an Order requiring the parties to notify the Court of the status of the case on the first business day of every month.  The case remains on the civil suspense docket.  No trial date has been set.

(iii)	Andrx and Watson

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (“Andrx”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire Laboratories and Shire LLC filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx and Andrx Corporation for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, was also named as a defendant in the lawsuits.  The lawsuits allege that all of Andrx’s ANDA products infringe the patents in suit.  Pursuant to the Hatch-Waxman Act, there will be a 30-month stay with respect to Andrx’s ANDA products.  In March 2007, Shire dismissed the Florida lawsuit without prejudice. Thereafter in July 2007, the US District Court for the District of New Jersey ordered the pending action in New Jersey transferred to Southern District of Florida.  No trial date has been set.

(iv)	Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 Patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch Waxman Act, there will be a 30 month stay with respect to Sandoz’ proposed generic products.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non infringement and invalidity.  Sandoz has also alleged sham litigation and patent misuse, and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  Discovery is ongoing and affirmative expert reports were filed on September 21, 2007 and rebuttal reports were filed on October 12, 2007.  No trial date has been set.

CARBATROL

(i)	Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the “‘013 Patent”) and US patent No. 5,326,570 (the “‘570 Patent”).  The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product.  On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter.  The 30 month stay expired on February 6, 2006.  Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.   On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.  The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006.  The stay of discovery has been extended and the parties are to submit on October 31, 2007 a joint letter to the Court regarding the stay and how to proceed with the case.  No trial date has been set.

(ii)	Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products.  Pursuant to the Hatch Waxman Act, there will be a 30 month stay with respect to Corepharma’s proposed generic products.  On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On May 4, 2007 Corepharma filed a motion for summary judgement of non infringement of the ‘570 Patent.  Shire’s opposition to that motion was filed on July 30, 2007.  The Court informed the parties on August 30, 2007 that Corepharma’s motion was denied without prejudice.  The Court set a Markman schedule and opening briefs were exchanged on October 3, 2007 (including an amicus brief, filed with the Court’s permission by Nostrum).  Responding briefs were exchanged on October 24, 2007.  The Court has also set a discovery schedule with a pre-trial conference scheduled on May 6, 2008.  No trial date has been set.

(iii)	Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007, Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products.  On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed.  Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent.  The Court held a status conference on October 16, 2007.  Teva represented to the Court that it would withdraw its counterclaim directed to the ‘013 patent.  Shire’s reply to the ‘570 counterclaim was issued on October 23, 2007.  The parties are to agree on a discovery schedule. No trial date has been set.

GENE ACTIVATION

In 1996 Applied Research Systems Holding N.V., a wholly-owned subsidiary of Serono S.A. (“Serono”), now refered to as Merck Serono, and Cell Genesys became involved in a patent interference involving Serono’s US Patent No. 5,272,071 (the “’071 Patent”), which purportedly covers certain methods of gene activation.  In June 2004, the Board of Patent Appeals and Interferences of the US Patent and Trademark Office (“PTO”) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the US District Court of Massachusetts and the US District Court of the District of Columbia, respectively.  Shire Human Genetic Therapies Inc. (“Shire HGT” formerly TKT) was not a party to this interference. The District of Columbia action was subsequently transferred and consolidated with the District of Massachusetts action (the “Appeal”).

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand.  On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share.  Therefore, as at September 30, 2007, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration.  In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares.  In May 2007, the Delaware Court of Chancery denied this motion and held that the owners of such shares were entitled to seek appraisal of them.

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

At September 30, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $53.1 million that may be awarded by the Court.

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

In November 2005, the court granted the plaintiffs’ motion for class certification.  On May 23, 2005, the court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company.  On June 5, 2006, the court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas.  On November 9, 2006, Mr. Geffken filed an Agreement for Judgment on all claims alleged against him.  On September 1, 2005 the SEC filed suit against Dr. Selden. The case is entitled Securities and Exchange Commission v. Richard B. Selden, Civil Action No. 05-11805-NMG (D. Mass.) ("the SEC Action"). The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

In October 2007, the parties reached an agreement in principle to resolve the Class Action Shareholder Suit, subject to court approval, for $50 million, Shire will contribute $27 million toward the settlement and its insurance companies will contribute the remaining $23 million.  The $27 million settlement cost has been provided for within SG&A during this quarter.

19.	Shareholders’ Equity

(i)       Common stock

On February 20, 2007 Shire plc raised $877.3 million, net of associated issue costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  The newly issued shares represent approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

(ii)      Distributable reserves

Under English law, Shire plc can pay dividends only out of its distributable reserves, as defined in English law.  At September 30, 2007 Shire plc’s distributable reserves were approximately $3.8 billion.

(iii)     Treasury stock

The Company records the purchase of its own shares by the Employee Share Option Trust as a reduction of shareholders’ equity based on the price paid for the shares.  At September 30, 2007, the ESOT held 8.5 million ordinary shares and 1.8 million American Depository Shares (ADS).  During the nine months to September 30, 2007 a total of 2.9 million ordinary shares and 1.7 million ADSs had been purchased for total consideration of $168.5 million, including stamp duty and broker commission.

20.	Earnings per share

The following table reconciles income/(loss) from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to September 30, 2007 $M	3 months to September 30, 2006 $M	9 months to September 30, 2007 $M	9 months to September 30, 2006 $M
Income/(loss) from continuing operations	34.7	87.2	(1,663.9)	169.0
Gain on disposition of discontinued operations	-	-	-	40.6
Numerator for basic and diluted earnings per share	34.7	87.2	(1,663.9)	209.6

Weighted average number of shares:	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Basic(1)	546.4	504.0	538.9	503.6
Effect of dilutive shares:
Stock options(2)	8.2	4.5	-	4.5
Warrants(2)	0.1	0.6	-	0.6
	8.3	5.1	-	5.1
Diluted	554.7	509.1	538.9	508.7

(1) Excludes shares purchased by the Employee Stock Ownership Trust and presented by the Company as treasury stock.

(2) Calculated using the treasury stock method.

The instruments not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to September 30, 2007(1)(2)	3 months to September 30, 2006(1)	9 months to September 30, 2007(3)	9 months to September 30, 2006(1)
	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	-	-	7.8	-
Stock options out of the money	1.0	10.1	2.0	10.1
Warrants	-	-	0.4	-
Convertible bonds 2.75% due 2014	32.7	-	17.3	-

(1)
For the three months ended September 30, 2007 and the three and nine months ended September 30, 2006, certain stock options and warrants have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)
For the three months ended September 30, 2007, the convertible bonds were not included in the calculation of the diluted weighted average number of shares, because their effect would be anti-dilutive in the period.

(3)
For the nine months ended September 30, 2007, all share options, warrants and convertible bonds were excluded from the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

21.	Segmental reporting

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

During the nine months to September 30, 2007, Shire began internal financial reporting in line with a business unit and management reporting structure based on two segments: Specialty Pharmaceuticals (“SP”) and Human Genetic Therapies (“HGT”).

The SP and HGT segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing products for future commercialization.  ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income/(loss). The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new current period presentation. Assets that are directly attributable to the segments have been separately disclosed.

	SP	HGT	All Other	Total
3 months to September 30, 2007	$’M	$’M	$’M	$’M
Product sales	447.3	95.8	-	543.1
Royalties	0.3	-	61.6	61.9
Other revenues	1.5	0.7	1.5	3.7

Total revenues	449.1	96. 5	63.1	608.7

Cost of product sales(1) (2)	64.4	11.4	3.7	79.5
Research and development(1)	142.4	38.3	-	180.7
Selling, general and administrative(1)	207.3	21.9	57.5	286.7
Depreciation and amortization	30.8	11.6	3.9	46.3
Gain on sale of product rights	(7.1)	-	-	(7.1)

Total operating expenses	437.8	83.2	65.1	586.1

Operating income/(loss)	11.3	13.3	(2.0)	22.6

Total assets	2,383.3	611.5	1,099.7	4,094.5
Long lived assets(3)	164.9	96.3	76.4	337.6
Capital expenditure on long lived assets(3)	13.7	11.0	3.8	28.5

(1)	Stock-based compensation of $11.7 million is included in: cost of product sales ($0.9 million), research and development ($3.3 million) and selling, general and administrative ($7.5 million).
(2)	Depreciation from manufacturing plants of $1.3 million and amortization of favorable manufacturing contracts of $0.5 million is included in cost of product sales.
(3)	Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
3 months to September 30, 2006	$’M	$’M	$’M	$’M
Product sales	349.5	36.7	-	386.2
Royalties	0.7	-	59.7	60.4
Other revenues	2.5	0.3	-	2.8

Total revenues	352.7	37.0	59.7	449.4

Cost of product sales(1) (2)	46.6	12.3	2.8	61.7
Research and development(1)	74.6	29.4	-	104.0
Selling, general and administrative(1)	166.5	16.1	32.3	214.9
Depreciation and amortization	11.2	10.4	4.0	25.6
Gain on sale of product rights	(63.0)	-	-	(63.0)

Total operating expenses	235.9	68.2	39.1	343.2

Operating income/(loss)	116.8	(31.2)	20.6	106.2

Total assets	1,130.2	526.0	1,305.2	2,961.4
Long lived assets(3)	142.5	59.4	75.2	277.1
Capital expenditure on long lived assets(3)	8.8	6.1	13.5	28.4

(1)	Stock-based compensation of $9.1 million is included in: cost of product sales ($0.8 million), research and development ($1.4 million) and selling, general and administrative ($6.9 million).
(2)	Depreciation from manufacturing plants ($1.4 million) is included in cost of product sales.
(3)	Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
9 months to September 30, 2007	$’M	$’M	$’M	$’M

Product sales	1,279.3	229.5	-	1,508.8
Royalties	1.3	-	184.1	185.4
Other revenues	8.2	5.5	3.9	17.6

Total revenues	1,288.8	235.0	188.0	1,711.8

Cost of product sales(1) (2)	181.3	22.8	9.2	213.3
Research and development(1)	259.5	104.2	-	363.7
Selling, general and administrative(1)	561.6	71.8	120.1	753.5
Depreciation and amortization	59.6	34.4	13.4	107.4
In process R&D	1,896.0	-	-	1,896.0
Gain on sale of product rights	(12.1)	-	-	(12.1)
Integration	1.3	-	-	1.3

Total operating expenses	2,947.2	233.2	142.7	3,323.1

Operating (loss)/income	(1,658.4)	1.8	45.3	(1,611.3)

Total assets	2,383.3	611.5	1,099.7	4,094.5
Long lived assets(3)	164.9	96.3	76.4	337.6
Capital expenditure on long lived assets(3)	17.6	21.2	23.3	62.1

(1)	Stock-based compensation of $34.1 million is included in: cost of product sales ($2.6 million), research and development ($8.9 million) and selling, general and administrative ($22.6 million).
(2)	Depreciation from manufacturing plants of $3.9 million and amortization of favorable manufacturing contracts of $0.5 million is included in cost of product sales.
(3)	Long-lived assets predominately relate to property, plant and equipment.

	SP	HGT	All Other	Total
9 months to September 30, 2006	$’M	$’M	$’M	$’M

Product sales	1,017.4	90.8	-	1,108.2
Royalties	1.6	-	180.2	181.8
Other revenues	8.5	1.0	-	9.5
Total revenues	1,027.5	91.8	180.2	1,299.5

Cost of product sales(1) (2)	119.6	57.6	8.1	185.3
Research and development(1)	218.8	85.2	-	304.0
Selling, general and administrative(1)	458.1	53.3	82.8	594.2
Depreciation and amortization	31.4	30.1	10.8	72.3
Gain on sale of product rights	(63.0)	-	-	(63.0)
Integration costs	-	3.9	-	3.9

Total operating expenses	764.9	230.1	101.7	1,096.7

Operating income/(loss)	262.6	(138.3)	78.5	202.8

Total assets	1,130.2	526.0	1,305.2	2,961.4
Long lived assets(3)	142.5	59.4	75.2	277.1
Capital expenditure on long lived assets	17.6	15.3	38.3	71.2

(1)	Stock-based compensation of $25.8 million is included in: cost of product sales ($2.3 million), research and development ($4.2 million) and selling, general and administrative ($19.3 million).
(2)	Depreciation from manufacturing plants ($3.5 million) is included in cost of product sales.
(3)	Long-lived assets predominately relate to property, plant and equipment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent developments

Class Action Shareholder suit

In January and February 2003, various parties filed purported securities fraud class action lawsuits against Transkaryotic Therapy Inc. ("TKT") and several of its former officers and directors in the United States District Court for the District of Massachusetts.  In April 2003, the Court consolidated the various matters under one matter: In Re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No 03-10165-RWZ. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information regarding REPLAGAL during the period between January 4, 2001 and January 10, 2003.  In October 2007, all the parties to the legal proceedings reached an agreement in principle to resolve the matter, subject to Court approval, for $50 million.  Shire will contribute $27 million towards the settlement and its insurance carriers will contribute the remaining $23 million.  The $27 million settlement cost has been provided for within Selling, general and administrative expenses during this quarter.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Product Divestments

On October 8, 2007 the Company announced the sale of a portfolio of non core products to Laboratorios Almirall S.A. (“Almirall”) for a cash consideration of $213 million.  The portfolio comprises the dermatology products SOLARAZE and VANIQA and six non-promoted products across a range of indications, which are sold by Shire primarily in the UK, France, Germany, Italy, Spain and Ireland.  Total sales for these products in 2006 were $53.8 million.  Shire will also transfer to Almirall 63 employees directly affected by the sale.  The sale is subject to customary consents.

These products are being divested as they are no longer core to Shire’s strategy of building market leading positions in specialty markets through the development and commercialization of global products with strong intellectual property protection.

ELAPRASE

On October 17, 2007 Shire’s ELAPRASE was launched in Japan following receipt of marketing and reimbursement approval.  As a result of a 2003 agreement, Genzyme Corporation (“Genzyme”) will manage sales and distribution of ELAPRASE in Japan.  Shire's gross profit on the arrangement will equate to an effective royalty of approximately 25%-30%, but revenues will be recorded in product sales.

Milestones totaling $7 million are due to Shire from Genzyme following marketing and reimbursement approval.  These milestones will be recognized into other revenue over the expected duration of the agreement.

FOSRENOL for Chronic Kidney Disease (“CKD”)

On October 16, 2007 the Food and Drug Administration (“FDA”) Cardiovascular and Renal Drugs Advisory Committee recommended the use of phosphate binders, including Shire’s FOSRENOL, to treat hyperphosphatemia (elevated levels of phosphorus in the blood) in CKD stage 4 patients.  The FDA Advisory Committee’s recommendation is not binding on the FDA, and no time has been set by which the FDA will decide whether to follow this recommendation.

Significant events in the three months to September 30, 2007

JUVISTA

On August 15, 2007, following the expiry of the Hart-Scott-Rodino ("HSR") waiting period, Shire’s agreement with Renovo Group plc (“Renovo”) became effective.  Under the terms of this agreement, Shire has exclusive rights to commercialize JUVISTA worldwide (with the exception of EU member states).  Shire paid Renovo a $75 million up-front payment in respect of the license (expensed during this quarter as R&D) and made a $50 million equity investment in Renovo (at a subscription price of £2 per ordinary share, representing approximately 6.5% of Renovo’s share capital).  Shire’s future financial obligations under the agreement are geared to the successful development and commercialization of JUVISTA.

DAYTRANA

On September 4, 2007 Shire announced the voluntary market withdrawal of a limited quantity of the ADHD patch DAYTRANA.  Shire’s decision was not linked to either safety or efficacy issues, but was in response to feedback from patients and caregivers, who had experienced difficulty removing the release liner.  Patches are now being manufactured using a new enhanced process, which Shire believes offers patients and caregivers improved ease of use when peeling off the release liner.  At October 19, 2007 DAYTRANA’s market share was 2.1%.

Divestment of EQUETRO

On September 10, 2007 Shire sold EQUETRO to Validus Pharmaceuticals Inc. (“Validus”) for a cash consideration of $7.5 million and transferred to Validus all post approval study commitments.

Change in Senior Management

On September 24, 2007 Shire appointed Sylvie Gregoire as President of its HGT business.  Sylvie brings more than 20 years of management, regulatory affairs, manufacturing and supply chain experience from biotechnology and pharmaceutical companies including Biogen Idec and Merck & Co. Sylvie replaces David Pendergast, former President of HGT, whose retirement was announced in March of this year.  To ensure a smooth transition, David will continue with Shire through 2007 as an advisor.

New Non-Executive Director

On October 31, 2007 David Mott joined Shire's Board of Directors as a Non Executive Director.   Mr Mott is Chief Executive Officer and President of MedImmune, Inc, a role he was appointed to in 2000. He joined MedImmune in 1992 and has held positions of increasing responsibility in finance, strategic planning, business development, medical and regulatory including the positions of Chief Financial Officer and Chief Operating Officer. MedImmune was acquired by AstraZeneca (AZ) in June 2007, and Mr. Mott is also now serving as an executive vice president of AZ and a member of AZ’s Senior Executive Team.

Mr Mott is a member of the Board of Directors of Rib-X Pharmaceuticals and also serves on the Boards of Directors of the Biotechnology Industry Organization (BIO), the Technology Council of Maryland and MdBio. He holds a bachelor’s degree in economics and government from Dartmouth College, New Hampshire, USA.

Research and development

Products in registration at September 30, 2007

INTUNIV (previously known as SPD503) for ADHD:  On June 21, 2007 Shire received an approvable letter from the FDA for INTUNIV.  Shire is working with the FDA to provide a full and timely response to the agency’s request and expects to respond to the letter during Q4 2007.

SPD465 for ADHD: In August 2007, Shire received a Notice of Non Compliance from Health Canada.  As with the FDA’s May 2007 approvable letter, this includes questions which must be addressed for the regulatory review of the product to continue.  Shire is evaluating its response to these letters.

VYVANSE for Adult ADHD: On June 29, 2007 Shire submitted a supplemental New Drug Application (“sNDA”) to the FDA for VYVANSE for the treatment of ADHD in adults.  The Prescription Drug User Fee Act (“PDUFA”) date for the FDA to issue a formal response to this application is April 28, 2008.  On October 25, 2007 Shire released results from the Phase 3 clinical trials in adults.  In this double-blind, placebo-controlled, four-week study with dose escalations in 414 adults aged 18 to 55 years, treatment with VYVANSE at all doses studied (30 mg, 50 mg, 70 mg) was significantly more effective than placebo.

VYVANSE for pediatric ADHD: Shire is expecting a decision from the FDA on the approvability of VYVANSE intermediate strength products in the pediatric indication by the PDUFA date, December 15, 2007. If approved, this would make 20mg, 40mg and 60mg product available, which are designed to increase the flexibility of the dosing of VYVANSE for the pediatric indication in the US.

Products in clinical development as at September 30, 2007

JUVISTA:  On September 12, 2007 Renovo announced positive Phase 2 clinical trial results for its lead drug, JUVISTA.  This is the fifth statistically significant Phase 2 efficacy trial announced by Renovo and forms part of an ongoing range of Phase 2 clinical studies.

VYVANSE for ADHD in EU & Canada: The Company is planning on making regulatory filings in Canada for VYVANSE in 2008 and in Europe in 2009.

DAYTRANA for ADHD in EU & Canada: The Company is on target for making regulatory filings in Europe and Canada for DAYTRANA in Q4 2007.

GENE ACTIVATED Glucocerebrosidase (velaglucerase alfa) (“GA-GCB”) for Gaucher disease: GA-GCB is under development for the treatment of type 1 Gaucher disease. The Phase 3 clinical program is ongoing on a worldwide basis. It is anticipated that this development program will support global registration of GA-GCB in 2010.

SEASONIQUE an extended-cycle oral contraceptive: Shire is meeting with European Regulatory Agencies in Q4 2007 and plans for submission of regulatory filings in the EU are underway.

Transvaginal Ring (TVR) Technology: The clinical trials programs for the TVR technology products are progressing.

SPD491 for pain: A Phase 1 clinical program has begun and further preclinical and formulation studies are ongoing.

SPD487 (Amphetamine transdermal system ("ATS")) for ADHD: In June 2007 following completion by Noven Pharmaceuticals Inc. (“Noven”) of Phase 1 studies for ATS, Shire paid $5.9 million to Noven to acquire exclusive development rights to ATS.

SPD493 (Valrocemide): The Company intends to study SPD493 in a number of central nervous system disorders. A Phase 1 clinical program was started in October 2007.

NRP290 for pain: Shire is in the process of evaluating the data in relation to NRP290 to determine what type of development program would be needed should further development be undertaken.

Products in pre-clinical development as at September 30, 2007

SPD500 Tissue protective cytokine technology: SPD500 is being developed pre-clinically in non-nervous systems indications, including renal and genetic disease areas. Preclinical studies are underway.

SPD535 for disorder of platelet levels: Pre-clinical evaluation is ongoing for development of a novel platelet lowering agent.

Enzyme Replacement Therapies (“ERT”):  The Company has completed animal model studies and has advanced into pre-clinical development on three projects for the treatment of lysosomal storage disorders; namely ERT for Sanfilippo syndrome (Mucopolysaccharidosis IIIA), metachromatic leukodystrophy and delivery of ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (Hunter CNS).

DYNEPO for the treatment of chemotherapy induced anemia in cancer patients:  The Company will evaluate the opportunities for pursuing an indication in oncology for DYNEPO now that the recommendations of the European Medicines Agency safety review of all EU approved erythropoietins have been received. Scientific Advice meetings are being arranged with German and French regulatory authorities to discuss this.

Results of operations for the three months to September 30, 2007 and 2006

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to September 30, 2007	3 months to September 30, 2006	change
	$M	$M	%
Product sales	543.1	386.2	+41
Royalties	61.9	60.4	+2
Other	3.7	2.8	+32
Total	608.7	449.4	+35

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to September 30, 2007 $M	3 months to September 30, 2006 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	249.0	207.6	+20	+3
VYVANSE	10.6	-	N/A	N/A
DAYTRANA	9.4	9.9	-5	+64
ADDERALL	-	6.3	N/A	N/A

GI
PENTASA	43.7	36.9	+18	+2
LIALDA	16.3	-	N/A	N/A

RENAL
FOSRENOL	28.7	12.2	+135	-
DYNEPO	4.4	-	N/A	N/A

GP
CALCICHEW	13.5	11.1	+22	N/A
CARBATROL	19.3	20.4	-5	-5
REMINYL/REMINYL XL	8.2	5.7	+44	N/A
XAGRID	16.8	13.3	+26	N/A
Other product sales	27.4	26.1	+5
	447.3	349.5	+28
Human Genetic Therapies
REPLAGAL	40.7	32.4	+26	N/A
ELAPRASE	55.1	4.3	N/A	N/A
	95.8	36.7	+161
Total product sales	543.1	386.2	+41

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health ("IMS"), September 2007.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

Specialty Pharmaceuticals

ADDERALL XR

ADDERALL XR had an average market share of 25% during Q3 2007 (2006: 26%).  The fall in average market share followed the launch of VYVANSE in July 2007.  US prescriptions for ADDERALL XR for the three months to September 30, 2007 increased by 3% compared to the same period in 2006 due to a 6% growth in the US ADHD market offset by the 1% fall in average market share.

Sales of ADDERALL XR for the three months to September 30, 2007 were $249.0 million, an increase of 20% compared to the same period in 2006 (2006: $207.6 million).  Product sales growth was higher than prescription growth due primarily to a price increase in January 2007 and wholesaler stocking.  Shire also introduced an 8% price increase to ADDERALL XR on October 1, 2007.

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

VYVANSE

VYVANSE’s average share of the US ADHD prescription market during Q3 2007 was 2.4% following the launch of VYVANSE in July 2007, and market share had reached 3.7% by September 30, 2007.  Product sales of $10.6 million for the three months to September 30, 2007 were net of $20.5 million sales deductions, primarily coupons, wholesaler discounts and rebates, which is expected to trend over time to approximately 28% of product sales before sales deductions.

Launch stocks of $55.9 million (before sales deductions) were shipped to wholesalers in June 2007, with a further $1.9 million shipped in July 2007.  Sales of launch stocks are being recognized into revenue as prescription demand is confirmed by IMS data.  By September 30, 2007 these launch stocks had decreased to $36.9 million as patients purchased VYVANSE.  Product sales of VYVANSE totaled $10.6 million comprising of $20.9 million of sales based on prescription demand, a further $10.2 million of sales from wholesaler restocking, net of sales deductions of $20.5 million.  All initial launch stocks are expected to be recognized into revenue by the end of 2007.

DAYTRANA

DAYTRANA’s average share of the US ADHD market increased to 2.1% in Q3 2007 compared to 1.3% in Q3 2006.  Increased market share together with 6% growth in the US ADHD market resulted in US prescriptions of DAYTRANA for the three months to September 30, 2007 being up 64% compared to the same period in 2006.

Product sales for the three months to September 30, 2007 were $9.4 million, a decrease of 5% compared to the same period in 2006 (2006: $9.9 million).  There was a slight fall in net sales as the increase in US prescriptions and lower coupon redemptions were more than offset by no wholesaler stocking in Q3 2007 (compared to stocking in Q3 2006 following the launch in June 2006), and a provision made for returns following the voluntary market withdrawal of a limited quantity of DAYTRANA patches.

The addition of VYVANSE, combined with ADDERALL XR and DAYTRANA’s market share has helped Shire grow its total share of the US ADHD market to 30% at September 30, 2007 compared to 28% at September 30, 2006 (excluding ADDERALL, which was divested by Shire in Q3 2006).  Shire’s combined ADHD portfolio forms the leading portfolio of products in the US ADHD market.

PENTASA

US prescriptions of PENTASA for the three months to September 30, 2007 were up 2% compared to the same period in 2006 primarily due to a 4% increase in the US oral mesalamine prescription market, offset by a small decrease in PENTASA’s average market share from 17.4% in Q3 2006 to 17.1% in Q3 2007.

Sales of PENTASA for the three months to September 30, 2007 were $43.7 million, an increase of 18% compared to the same period in 2006 (2006: $36.9 million).  Sales growth is higher than prescription growth primarily due to the continued shift to the 500mg strength capsules as well as the impact of price increases in November 2006 and August 2007.

LIALDA

Shire launched LIALDA during March 2007.  By September 30, 2007 LIALDA had reached a US market share of 6.4%.  Preparations are underway for the European launch, commencing with the UK in Q4 2007.  In the UK and Ireland the product will be called MEZAVANT XL and Shire plans to market the product in most other EU countries as MEZAVANT.

In Q3 2007 LIALDA’s average share of the US oral mesalamine prescription market was 5.4%.  LIALDA’s product sales for the three months to September 30, 2007 were $16.3 million (Q2 2007: $5.0 million).

Remaining launch stocks of $28.0 million (before sales deductions) at June 2007 decreased to $14.4 million by September 30, 2007 as patients purchased LIALDA.  Sales of launch stocks are being recognized into revenue as prescription demand is confirmed by IMS data.  Product sales of LIALDA in the quarter totaled $16.3 million, comprising of $13.6 million of sales based on prescription demand, $6.6 million of sales from non retail demand and wholesaler restocking, net of sales deductions of $3.9 million (mainly discounts, wholesaler fees and rebates). All initial launch stocks are expected to be recognized into revenue by the end of 2007.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined share of the US oral mesalamine prescription market had grown to 23% by September 30, 2007, up from 18% at September 30, 2006.

FOSRENOL

FOSRENOL has now been launched in 23 countries and global sales totaled $28.7 million for the quarter ended September 30, 2007 (2006: $12.2 million).  In Europe, FOSRENOL has been launched in Germany, France, UK, Italy and a number of other countries; launches will continue throughout 2008, including in Spain, subject to finalization of national marketing authorizations and the conclusion of pricing and reimbursement negotiations.  European sales of FOSRENOL for the three months to September 30, 2007 were $12.4 million, up 38% compared with Q2 2007 ($9.0 million).

US sales of FOSRENOL for the three months to September 30, 2007 were up 43% to $16.3 million compared to the same period in 2006 (2006: $11.4 million).  FOSRENOL’s average market share of the US phosphate binder market remained constant at 9%.  The increase in product sales is due to the uptake in higher strength doses of FOSRENOL and wholesaler de-stocking of initial launch stocks in Q3 2006.

CARBATROL

US prescriptions for CARBATROL for the three months ending September 30, 2007 were down 5% compared to the same period in 2006.  This was primarily due to a comparable decline in the US extended release carbamazepine prescription market.

Sales of CARBATROL for the three months to September 30, 2007 were $19.3 million, a decrease of 5% compared to the same period in 2006 (2006: $20.4 million).  The sales decrease was in line with the decrease in prescriptions, as a sales price increase in April 2007 and wholesaler stocking during Q3 2007 were offset by higher sales deductions.

Patent litigation proceedings relating to CARBATROL are ongoing.  For further information on patent litigation proceedings relating to CARBATROL see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

XAGRID

Sales for the three months to September 30, 2007 were $16.8 million, an increase of 26% compared to the same period in 2006 (2006: $13.3 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds sterling), sales increased by 17% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 9% increase.

Human Genetic Therapies

REPLAGAL

Sales for the three months to September 30, 2007 were $40.7 million, an increase of 26% compared to the same period in 2006 (2006: $32.4 million).  Expressed in transaction currencies (REPLAGAL is primarily sold in Euros and Pounds sterling) sales increased by 18% due to higher unit sales in Europe and Canada, with exchange rate movements against the US dollar accounting for the remaining 8% increase.

ELAPRASE

Sales for the three months to September 30, 2007 were $55.1 million (2006: $4.3 million).  Q3 2007 sales represent a 29% increase over sales for Q2 2007 ($42.7 million).  ELAPRASE was successfully launched in the US in August 2006 and in several major European markets during the first half of 2007.  ELAPRASE is now approved for marketing and commercial distribution in 34 countries worldwide.

Foreign exchange effect

Revenues reported in US dollars include the impact of translating sales made in local currency (primarily Euros and Pounds sterling) into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	3 months to September 30, 2007 sales $M	3 months to September 30, 2007 sales growth in local currency %	3 months to September 30, 2007 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID
- sales in Euros	10.4	+23	+32	+9
- sales in Pounds sterling	6.4	+8	+17	+9

REPLAGAL
- sales in Euros	23.2	+12	+20	+8
- sales in Pounds sterling	7.1	+35	+46	+11

CALCICHEW sales in Pounds sterling	12.2	+14	+23	+9

REMINYL and REMINYL XL sales in Pounds sterling	7.7	+37	+48	+11

Royalties

Royalty revenue increased by 2% to $61.9 million for the three months to September 30, 2007 (2006: $60.4 million).  The following table provides an analysis of Shire’s royalty income:

	3 months to September 30, 2007	3 months to September 30, 2006	Change
	$M	$M	%
3TC	36.7	36.5	+1
ZEFFIX	10.2	9.3	+10
Others	15.0	14.6	+3

Total	61.9	60.4	+2

3TC

Royalties from sales of 3TC for the three months to September 30, 2007 were $36.7 million, an increase of 1% compared to the same period in 2006 (2006: $36.5 million).  The impact of foreign exchange movements has contributed 4% to the reported growth; excluding foreign exchange movements there has been a decline of 3% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the three months to September 30, 2007 were $280 million, an increase of 2% compared to the same period in 2006 (2006: $275 million), but a decrease of approximately 3% on a constant exchange rate basis.  While the nucleoside analogue market for HIV has continued to grow, competitive pressures within the market have increased leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the three months to September 30, 2007 were $10.2 million, an increase of 10% compared to the same period in 2006 (2006: $9.3 million).  The impact of foreign exchange movements has contributed 6% to the reported growth; excluding foreign exchange movements there has been an increase of 4% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide ZEFFIX sales.  GSK’s worldwide sales of ZEFFIX for the three months to September 30, 2007 were $87 million, an increase of 9% compared to the same period in 2006 (2006: $80 million).  This increase was mainly due to strong growth in the Chinese market and favorable foreign exchange rate movements.

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen Pharmaceutical N.V. (“Janssen”), an affiliate of Johnson & Johnson.  Shire has the exclusive marketing rights in the UK and the Republic of Ireland.

Barr and other companies have filed Abbreviated New Drug Applications (“ANDA”) with the FDA for generic versions of RAZADYNE. Janssen and Synaptech Inc. (“Synaptech”) have filed lawsuits against some of those ANDA filers.  A trial was held during the week of May 21, 2007.  No decision from the court has been issued to date.

In June 2006 Janssen and Synaptech filed a lawsuit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER.  In May 2007 Janssen and Synaptech also filed suit against Sandoz Inc. ("Sandoz") as a result of Sandoz filing an ANDA with the FDA.  No court date has been set in either proceedings.

Cost of product sales

For the three months to September 30, 2007 the cost of product sales was 15% of product sales (2006: 16%).  The cost of product sales for REPLAGAL in 2006 included a $6.7 million adjustment in respect of inventories acquired through the acquisition of TKT.  This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales for the three months to September 30, 2006 by 2%.  Excluding the impact of this fair value adjustment in 2006, cost of product sales as a percentage of product sales in the three months to September 30, 2007 increased by 1% compared to 2006 due to the impact of DAYTRANA inventory write-offs following the voluntary market withdrawal of a limited quantity of patches.

For the three months to September 30, 2007 cost of product sales included a charge of $0.9 million for share based compensation (2006: $0.8 million).

Research and development (R&D)

R&D expenditure increased to $180.7 million in the three months to September 30, 2007 (33% of product sales) from $104.0 million in the three months to September 30, 2006 (27% of product sales).  For the three months to September 30, 2007 R&D included an up-front payment to Renovo of $75.0 million for the in-licensing of JUVISTA (14% of product sales).  For the three months to September 30, 2006 R&D included $30.5 million of up-front payments (8% of product sales), comprising a $25.0 million payment to Duramed Pharmaceuticals Inc (“Duramed”) (in-licensing of women’s health products) and a $5.5 million payment to Warren Pharmaceuticals Inc ("Warren") (in-licensing of the Tissue Protective Cytokine technology).

The remaining increase in R&D expenditure was due to Phase 3(b) and Phase 4 studies to support new product launches; the continuation of Phase 3 trials on GA-GCB; the development of the Women’s Health and New River franchises; pre-clinical development of three HGT projects; two new Phase 1 projects; and two further pre-clinical projects.

For the three months to September 30, 2007 R&D included a charge of $3.3 million for share based compensation (2006: $1.4 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $240.5 million in the three months to September 30, 2006 to $333.0 million in the three months to September 30, 2007, an increase of 38%.  As a percentage of product sales, total SG&A expenses were 61% (2006: 62%).

3 months to September 30,	2007 $M	(1)2006 $M	Change %

Sales costs	85.4	64.6	+32
Marketing costs	114.9	94.7	+21
Other SG&A costs	86.4	55.6	+55
Depreciation and amortization(2)	46.3	25.6	+81
Total SG&A costs	333.0	240.5	+38

(1)	2006 amounts have been reclassified to conform to the 2007 presentation.
(2)
Excludes depreciation from manufacturing plants of $1.3 million and amortization of favorable manufacturing contracts of $0.5 million (2006: depreciation of $1.4 million) which is included in cost of product sales.

The increase in total SG&A expenses included the impact of the following:

•	Provision for the legal settlement of the TKT class action shareholder suit of $27 million (5% of product sales);
•	An increase in the ADHD sales force to promote VYVANSE;
•	The cost of the new GI sales force in the US;
•	The launches of DYNEPO, LIALDA and VYVANSE; and
•	An increase in depreciation and amortization (see below).

For the three months to September 30, 2007 SG&A included a charge of $7.5 million for share based compensation (2006: $6.9 million), representing 1% of product sales (2006: 2%).

The depreciation charge for the three months to September 30, 2007 was $15.2 million (2006: $11.0 million).  The increase in depreciation follows investment in Shire’s infrastructure to support the continuing growth of the Company.

The amortization charge for the three months to September 30, 2007 was $31.1 million (2006: $14.6 million).  The increase in amortization is primarily due to the amortization of DAYTRANA, DYNEPO and VYVANSE intangibles following the product launches in June 2006, March 2007 and July 2007 respectively.

Gain on disposal of product rights

For the three months to September 30, 2007 Shire recognized a gain of $7.1 million on the disposal of EQUETRO, a non-core product, to Validus.  During the three months to September 30, 2006 Shire recognized a gain of $63.0 million on the disposal of ADDERALL to Duramed.

Interest income

For the three months to September 30, 2007 Shire received interest income of $8.0 million (2006: $12.6 million).  Interest income primarily relates to interest received on cash balances.  Interest income for the three months to September 30, 2007 was lower than for the three months ending September 30, 2006 due to lower average cash balances following the acquisition of New River Pharmaceuticals, Inc. ("New River").

Interest expense

For the three months to September 30, 2007 Shire incurred interest expense of $18.0 million (2006: $7.0 million).  The increase in interest expense was mainly due to the interest payable on the $1.1 billion convertible bond issued in May 2007 as part of the long term funding for the acquisition of New River.

In the three months to September 30, 2007 and 2006 interest expense includes a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  A trial date for the appraisal rights litigation has been set for May 12, 2008.  For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Taxation

The effective tax rate for the three months to September 30, 2007 was -211% (2006: 28%). The negative effective tax rate in the third quarter was primarily due to a higher than forecast level of tax deductible expenditure in that quarter in high-tax territories (principally the US) and reductions in specific tax liabilities relating to tax reviews and tax filings, all of which were finalized in the third quarter. When these changes arose in the three months to September 30, 2007, they caused a reversal of certain tax charges that had been expensed in the six months to June 30, 2007.  Excluding the IPR&D charge of $1,896.0 which is not tax deductible, the effective tax rate was reduced from 26% for the six months to June 30, 2007 to 16% for the nine months to September 30, 2007.

In the three months to September 30, 2007, the liability for unrecognized tax benefit increased by $34.1 million, of which $16.1 million is due to foreign currency translations adjustments which have been recognized within Other Comprehensive Income.  The remaining increase of $18.0 million is due to uncertain tax positions recognized in relation to potential transfer pricing adjustments, the deductibility of expenses and availability of certain tax reliefs.

At September 30, 2007 net deferred tax liabilities of $87.6 million (December 31, 2006: net deferred tax asset of $261.0 million) were recognized.  Shire has moved from a net deferred tax asset to a net deferred tax liability position following the recognition of a deferred tax liability of $433.6 million at acquisition in respect of intangible assets acquired with New River, and a deferred tax asset of $51.8 million relating to New River’s net operating loss carry forwards.

Equity in earnings of equity method investees

Net earnings of equity method investees of $0.5 million were recorded for the three months to September 30, 2007 (2006: $1.2 million).  This comprised earnings of $1.7 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $1.6 million), offset by losses of $1.2 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Healthcare Funds (2006: losses of $0.4 million).

Results of operations for the nine months to September 30, 2007 and 2006

Total revenues

The following table provides an analysis of the Company’s total revenues by source:
	9 months to September 30, 2007	9 months to September 30, 2006	change
	$’M	$’M	%
Product sales	1,508.8	1,108.2	+36
Royalties	185.4	181.8	+2
Other	17.6	9.5	+85

Total	1,711.8	1,299.5	+32

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to September 30, 2007 $M	9 months to September 30, 2006 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	753.2	634.4	+19	+5
VYVANSE	10.6	-	N/A	N/A
ADDERALL	-	25.2	N/A	N/A
DAYTRANA	41.2	9.9	+316	+416

GI
PENTASA	127.7	99.5	+28	+4
LIALDA	21.3	-	N/A	N/A

RENAL
FOSRENOL	76.0	26.1	+191	+8
DYNEPO	6.3	-	N/A	N/A

GP
CALCICHEW	39.1	33.2	+18	N/A
CARBATROL	52.7	50.7	+4	-5
REMINYL/REMINYL XL	22.8	15.0	+52	N/A
XAGRID	48.4	39.5	+23	N/A
Other product sales	80.0	83.9	-5
	1,279.3	1,017.4	+26
Human Genetic Therapies
REPLAGAL	105.1	86.5	+22	N/A
ELAPRASE	124.4	4.3	N/A	N/A
	229.5	90.8	+153
Total product sales	1,508.8	1,108.2	+36

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, September 2007.  IMS is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

Specialty Pharmaceuticals

ADDERALL XR

US prescriptions for ADDERALL XR increased by 5% for the nine months to September 30, 2007 compared to the same period in 2006 due primarily to 6% growth in the US ADHD market.  During the nine months to September 30, 2007 ADDERALL XR’s average share of the US ADHD market remained constant at 26%.

Sales of ADDERALL XR for the nine months to September 30, 2007 were $753.2 million, an increase of 19% compared to the same period in 2006 (2006: $634.4 million).  Product sales growth was higher than prescription growth due primarily to a price increase in January 2007 and wholesaler stocking.  Shire has also introduced an 8% price increase to ADDERALL XR on October 1, 2007.

As previously disclosed, the United States FTC informed Shire on October 3, 2006 that it was reviewing the ADDERALL XR patent litigation settlement agreement between Shire and Barr.  On June 22, 2007, the Company received a civil investigative demand requesting that it provides information to the FTC relating to its settlement with Barr and its earlier settlement with Impax Laboratories, Inc. The Company is cooperating fully with this investigation and believes that the settlements are in compliance with all applicable laws.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.  Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

VYVANSE

VYVANSE’s average share of the US ADHD market was 2.4% from the launch of VYVANSE in July 2007 to September 30, 2007 and market share had reached 3.7% by September 30, 2007.  Product sales of $10.6 million for the nine months to September 30, 2007 were net of $20.5 million sales deductions, primarily coupons and stocking discounts, which is expected to trend over time to approximately 28% of product sales before deductions.

Launch stocks of $57.8 million (before sales deductions) were shipped to wholesalers from the launch in June 2007 to September 30, 2007. Sales of launch stocks are being recognized into revenue as prescription demand is confirmed by IMS data.  By September 30, 2007 these launch stocks had decreased to $36.9 million as patients purchased VYVANSE.  Product sales of VYVANSE from launch to September 30, 2007 totaled $10.6 million comprising $20.9 million of sales based on prescription demand, a further $10.2 million of sales from wholesaler restocking, net of sales deductions of $20.5 million.  All initial launch stocks are expected to be recognized into revenue by the end of 2007.

DAYTRANA

DAYTRANA’s average share of the US ADHD market increased to 2.1% in the nine months to September 30, 2007 compared to an average share of 0.4% from the launch in June 2006 to September 30, 2006 contributing to a 416% increase in US prescriptions of DAYTRANA for the period.

Product sales for the nine months to September 30, 2007 were $41.2 million, an increase of 316% compared to product sales of $9.9 million from the launch in June 2006 to September 30, 2006.  Product sales increased at a lower rate than prescriptions due to a provision made for returns following the voluntary market withdrawal of a limited quantity of DAYTRANA patches.

The addition of VYVANSE, combined with ADDERALL XR and DAYTRANA’s market share has helped Shire grow its total share of the US ADHD market to 30% at September 30, 2007 compared to 28% at September 30, 2006 (excluding ADDERALL, which was divested by Shire in Q3 2006).   Shire’s combined ADHD portfolio forms the leading portfolio of products in the US ADHD market.

PENTASA

PENTASA’s average share of the US oral mesalamine prescription market for the nine months to September 30, 2007 remained constant at 17% compared to the same period in 2006.  US prescriptions of PENTASA for the nine months to September 30, 2007 were up 4% compared to the same period in 2006 primarily due to a 4% increase in the US oral mesalamine prescription market.

Sales of PENTASA for the nine months to September 30, 2007 were $127.7 million, an increase of 28% compared to the same period in 2006 (2006: $99.5 million).  Sales growth is higher than prescription growth primarily due to an increasing shift to the 500mg strength capsules as well as the impact of price increases in November 2006 and August 2007.

LIALDA

Shire launched LIALDA during March 2007.  By September 30, 2007 LIALDA reached a US market share of 6.4%.  Preparations are underway for a European launch, commencing with the UK in Q4 2007.  In the UK and Ireland the product will be called MEZAVANT XL and Shire plans to market the product in most other EU countries as MEZAVANT.

LIALDA’s average share of the US oral mesalamine prescription market was 3% from the launch to September 30, 2007.  LIALDA product sales for nine months to September 30, 2007 were $21.3 million.

Launch stocks of $35.1 million (before sales deductions) were shipped to wholesalers from the launch to September 30, 2007.  Sales of launch stocks are being recognized into revenue as prescription demand is confirmed by IMS data.  By September 30, 2007 these launch stocks had decreased to $14.4 million as patients purchased LIALDA. Product sales of LIALDA from the launch to September 30, 2007 totaled $21.3 million, comprising $20.7 million based on prescription demand, $6.6 million from non retail demand and wholesaler restocking, net of sales deductions of $6.0 million (mainly discounts, wholesaler fees and rebates). All initial launch stocks are expected to be recognized into revenue by the end of 2007.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined share of the US oral mesalamine prescription market had grown to 23% by September 30, 2007, up from 18% at September 30, 2006.

FOSRENOL

FOSRENOL has now been launched in 23 countries and global sales totaled $76.0 million for the nine months ended September 30, 2007 (2006: $26.1 million).  In Europe, FOSRENOL has been launched in Germany, France, UK, Italy and a number of other countries.  Launches will continue throughout 2008, including Spain, subject to finalization of national marketing authorizations and the conclusion of pricing and reimbursement negotiations.  European product sales of FOSRENOL for the nine months to September 30, 2007 were $28.0 million (2006: $1.7 million).

US sales of FOSRENOL for the nine months to September 30, 2007 were $48.0 million (2006: $24.4 million).  FOSRENOL’s average market share of the US phosphate binder market remained constant at 8%. The increase in US product sales is significantly higher than growth in US retail audit prescription due to the uptake in higher strengths (launched in early 2006), wholesaler de-stocking of initial launch stocks in the nine months to September 30, 2006 and an increased contribution from the non-retail business.

CARBATROL

US prescriptions for CARBATROL for the nine months ending September 30, 2007 were down 5% compared to the same period in 2006.  This was primarily due to a 4% decline in the US extended release carbamazepine prescription market.

Product sales of CARBATROL for the nine months to September 30, 2007 were $52.7 million, an increase of 4% compared to the same period in 2006 (2006: $50.7 million).  Sales increased despite a fall in prescriptions due to a sales price increase in April 2007.

Patent litigation proceedings relating to CARBATROL are ongoing.  For further information on patent litigation proceedings relating to CARBATROL see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

XAGRID

Sales for the nine months to September 30, 2007 were $48.4 million, an increase of 23% compared to the same period in 2006 (2006: $39.5 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds sterling), sales increased by 14% due to growth in many of Shire’s markets, with exchange rate movements against the US dollar accounting for the remaining 9% increase.

Human Genetic Therapies

REPLAGAL

Sales for the nine months to September 30, 2007 were $105.1 million (2006: $86.5 million).  Expressed in transaction currencies (REPLAGAL is primarily sold in Euros and Pounds sterling), sales increased by 14% primarily due to higher unit sales in Europe and Canada, with exchange rate movements against the US dollar accounting for the remaining 8% increase.

ELAPRASE

Sales for the nine months to September 30, 2007 were $124.4 million (2006: $4.3 million).  ELAPRASE was successfully launched in the US in August 2006 and in several major European markets during the first half of 2007.  ELAPRASE is now approved for marketing and commercial distribution in 34 countries worldwide.

Foreign exchange effect

Revenues reported in US dollars include the impact of translating sales made in local currency (primarily Euros and Pounds sterling) into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	9 months to September 30, 2007 sales $M	9 months to September 30, 2007 sales growth in local currency %	9 months to September 30, 2007 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID
- sales in Euros	30.4	+19	+28	+9
- sales in Pounds sterling	18.0	+4	+13	+9

REPLAGAL
- sales in Euros	61.2	+7	+16	+9
- sales in Pounds sterling	18.5	+15	+26	+11

CALCICHEW sales in Pounds sterling	35.2	+8	+18	+10

REMINYL and REMINYL XL sales in Pounds sterling	21.0	+41	+54	+13

Royalties

Royalty revenue increased by 2% to $185.4 million for the nine months to September 30, 2007 (2006: $181.8 million).  The following table provides an analysis of Shire’s royalty income:

	9 months to September 30, 2007	9 months to September 30, 2006	change
	$’M	$’M	%
3TC	111.2	114.3	-3
ZEFFIX	29.6	25.4	+17
Others	44.6	42.1	+6

Total	185.4	181.8	+2

3TC

Royalties from sales of 3TC for the nine months to September 30, 2007 were $111.2 million (2006: $114.3 million), a decrease of 3% compared to the same period in 2006.  The impact of foreign exchange movements has contributed 4% to the reported growth; excluding foreign exchange movements the royalty income has declined 7% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the nine months to September 30, 2007 were $834 million, a decrease of 4% compared to the same period in 2006 (2006: $870 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures within the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Royalties from sales of ZEFFIX for the nine months to September 30, 2007 were $29.6 million (2006: $25.4 million), an increase of 17% compared to the same period in 2006.  The impact of foreign exchange movements has contributed 8% to the reported growth, excluding foreign exchange movements there has been an increase of 9% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide ZEFFIX sales.  GSK’s worldwide sales of ZEFFIX for the nine months to September 30, 2006 were $254 million, an increase of 15% compared to the same period in 2006 (2006: $220 million). This increase was primarily due to strong growth in the Chinese, Japanese and Korean markets.

Other

Other royalties are primarily in respect of REMINYL and REMINYL ER (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen, an affiliate of Johnson & Johnson.  Shire has the exclusive marketing rights in the UK and the Republic of Ireland.

Barr and other companies have filed an ANDA with the FDA for generic versions of RAZADYNE. Janssen and Synaptech have filed lawsuits against some of those ANDA filers.  A trial was held during the week of May 21, 2007.  No decision from the court has been issued to date.

In June 2006 Janssen and Synaptech filed a lawsuit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER.  In May 2007 Janssen and Synaptech also filed suit against Sandoz as a result of Sandoz filing an ANDA with the FDA.  No court date has been set in either proceedings.

Cost of product sales

For the nine months to September 30, 2007 the cost of product sales was 14% of product sales (2006: 17%).  The cost of product sales for REPLAGAL in 2006 included a $47.0 million adjustment in respect of inventories acquired through the acquisition of TKT.  This fair value adjustment increased Shire’s cost of product sales as a percentage of product sales for the nine months to September 30, 2006 by 4%.  Excluding the impact of this fair value adjustment in 2006, cost of product sales as a percentage of product sales in the nine months to September 30, 2007 increased by 1% compared to 2006 due to the impact of DAYTRANA inventory written off following the voluntary market withdrawal of a limited amount of DAYTRANA patches, changes in the product sales mix and other inventory write-offs.

For the nine months to September 30, 2007 cost of product sales included a charge of $2.6 million for share based compensation (2006: $2.3 million).

Research and development (R&D)

R&D expenditure increased from $304.0 million in the nine months to September 30, 2006 (27% of product sales) to $363.7 million in the nine months to September 30, 2007 (24% of product sales).  For the nine months to September 30, 2007 R&D included an up-front payment to Renovo of $75.0 million for the in-licensing of JUVISTA (5% of product sales) and a payment to Noven of $5.9 million to acquire the exclusive rights to ATS.  For the nine months to September 30, 2006 R&D included $80.5 million of up-front payments (7% of product sales), comprising a $50.0 million payment to New River (on the filing of the drug approval application with the FDA for VYVANSE), a $25.0 million payment to Duramed (in-licensing of women’s health products) and $5.5 million payment to Warren (in-licensing of the TPC technology).

The remaining increase in R&D expenditure is due to Phase 3(b) and Phase 4 studies to support new product launches; the continuation of Phase 3 trials on GA-GCB; the development of the Women’s Health and New River ADHD franchises; pre-clinical development of three HGT projects; two new Phase 1 projects; and two further pre-clinical projects.

For the nine months to September 30, 2007 R&D included a charge of $8.9 million for share based compensation (2006: $4.2 million).

Selling, general and administrative (SG&A) expenses

Total SG&A expenses increased from $666.5 million in the nine months to September 30, 2006 to $860.9 million in the nine months to September 30, 2007, an increase of 29%.   As a percentage of product sales, total SG&A expenses were 57% (2006: 60%).

9 months to September 30,	2007 $’M	(1)2006 $’M	Change %

Sales costs	239.5	173.2	+38
Marketing costs	310.6	270.0	+15
Other SG&A costs	203.4	151.0	+35
Depreciation and amortization(2)	107.4	72.3	+49

Total SG&A costs	860.9	666.5	+29

(1)	2006 amounts have been reclassified to conform to the 2007 presentation
(2)
Excludes depreciation from manufacturing plants of $3.9 million and amortization of favorable manufacturing contracts of $0.5 million (2006: depreciation of $3.5 million) which is included in cost of product sales.

The increase in total SG&A expenses included the impact of the following:

•	Provision for the legal settlement of the TKT class action shareholder suit of $27 million (2% of product sales);
•	An increase in the ADHD sales force to promote VYVANSE;
•	The cost of the new GI sales force in the US;
•	The launches of DYNEPO, LIALDA and VYVANSE; and
•	An increase in depreciation and amortization (see below).

For the nine months to September 30, 2007 SG&A included a charge of $22.6 million for share based compensation (2006: $19.3 million), representing 1% of product sales (2006: 2%).

The depreciation charge for the nine months to September 30, 2007 was $43.4 million (2006: $30.7 million).  The increase in depreciation follows investment in Shire’s infrastructure to support the continuing growth of the Company.

The amortization charge for the three months to September 30, 2007 was $64.0 million (2006: $41.6 million).  The increase in amortization is primarily due to the commencement of amortization of capitalized intangibles for DAYTRANA, DYNEPO and VYVANSE following their launches in June 2006, March 2007 and July 2007 respectively.

Integration Costs

For the nine months to September 30, 2007 Shire incurred $1.3 million of costs associated with the integration of the New River business (2006: $3.9 million relating to the TKT acquisition).  New River is now fully integrated and no further integration costs are anticipated.

In-process R&D (IPR&D)

During the nine months to September 30, 2007 Shire expensed the portion of the New River purchase price allocated to IPR&D of $1,896.0 million as required under US GAAP (business combination accounting). This amount represents the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, specifically VYVANSE indicated for non-pediatric patients in the US ($1,815.2 million) and VYVANSE in RoW ($80.8 million).

On the acquisition date, VYVANSE had only achieved regulatory approval for use in pediatric patients in the US.  On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults in the US.  The PDUFA date for the FDA to issue a formal response to this application is April 28, 2008 and material net cash inflows would be anticipated one to two years after any approval.  At September 30, 2007, management estimated that future R&D costs until regulatory approval for VYVANSE for ADHD in non-pediatric patients in the US are approximately $30 to $40 million.  This estimate can be affected by various factors and is, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

On the acquisition date VYVANSE in RoW had not received regulatory approval. Planning is underway for submission of VYVANSE for the RoW; the filing for Canada is in preparation and anticipated in 2008.  The filing in Europe is expected to require clinical studies before submission; those studies are due to start in 2008 with filing anticipated in 2009.  Management estimates that material net cash inflows would be anticipated one to two years after the approval and that future R&D costs until regulatory approval for VYVANSE for ADHD in RoW are approximately $50 to $60 million.  These estimates can be affected by various factors and are, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

The Company considers that these IPR&D assets have no alternative future use outside their current development projects and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with FIN 4.

Gain on disposal of product rights

For the nine months to September 30, 2007 Shire recognised a gain on the disposal of non-core products of $12.1 million including $7.1 million on the disposal of EQUETRO to Validus.  During the nine months to September 30, 2006 Shire recognised a gain of $63.0 million on the disposal of ADDERALL to Duramed.

Interest income

For the nine months to September 30, 2007 Shire received interest income of $42.7 million (2006: $36.8 million).  Interest income primarily relates to interest received on cash balances.  Interest income for the nine months to September 30, 2007 is significantly higher than for the nine months ending September 30, 2006 due to increases in US dollar interest rates and higher average cash balances during 2007 compared to 2006.

Interest expense

For the nine months to September 30, 2007 the Company incurred interest expense of $53.8 million (2006: $19.1 million).  The increase in interest expense follows the acquisition of New River which was partly funded by $1.3 billion of term loans, utilized under the $2.3 billion banking facility.  These term loans were subsequently partially repaid using the proceeds from Shire’s $1.1 billion 2.75% convertible bond issued in May 2007.  The remaining $200 million of the term loans was also repaid during June 2007.  Interest expense for the nine months to September 30, 2007 includes a $7.9 million write-off of deferred financing costs following the repayment of these term loans.

In the nine months to September 30, 2007 and 2006 part of the interest expense relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  The original trial date for the appraisal rights litigation was set for April 23, 2007, but this trial date has since been deferred, and is scheduled for May 2008.  Further information can be found in ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Equity in earnings of equity method investees

Net earnings of equity method investees of $1.7 million were recorded for the nine months to September 30, 2007 (2006: $5.5 million).  This comprised earnings of $4.8 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $4.8 million), offset by losses of $3.1 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Healthcare Funds (2006: earnings of $0.7 million).

Taxation

The effective rate of tax for the nine months to September 30, 2007 was -3% (2006: 28%).  The negative tax rate was primarily due to the IPR&D charge of $1,896.0, which is not tax deductible, a higher than forecast level of tax deductible expenditure in that quarter in high-tax territories (principally the US) and reductions in specific tax liabilities relating to tax reviews and tax filings, all of which were finalized in the third quarter.

In the nine months to September 30, 2007, the liability for unrecognized tax benefit increased by $63.0 million, of which $35.4 million is due to foreign currency translations adjustments which have been recognized within Other Comprehensive Income.  The remaining increase of $27.6 million is due to uncertain tax positions recognized in relation to potential transfer pricing adjustments, the deductibility of expenses and availability of certain tax reliefs.

At September 30, 2007 net deferred tax liabilities of $87.6 million (December 31, 2006: net deferred tax asset of $261.0 million) were recognized.  Shire has moved from a net deferred tax asset to a net deferred tax liability position following the recognition of a deferred tax liability of $433.6 million at acquisition in respect of intangible assets acquired with New River, and a deferred tax asset of $51.8 million relating to New River’s net operating loss carry forwards.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone and other payments in respect of in-licensed products, the timing and quantum of tax and dividend payments and the level of cash generated from sales of Shire’s key products.

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

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire plc issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each (the “Bonds”).  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million.

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

Direct costs of issue of the Bonds paid in the nine months to September 30, 2007 totaled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At September 30, 2007 $17.4 million was deferred ($4.1 million within other current assets and $13.3 million within other non-current assets).

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

During the nine months ended September 30, 2007 the Company paid $14.5 million for the arrangement of the Facilities of which $9.0 million has been amortized in the nine months to September 30, 2007 (including $7.9 million written off following repayment of Term Loan A and Term Loan B).  The remaining arrangement costs of $5.5 million, which relate to the RCF, have been deferred and are being amortized over the estimated term of the facility ($1.3 million within other current assets and $4.2 million within other non-current assets).

New River 3.5% Convertibles Subordinated Notes due 2013

During July 2006, New River issued $137.8 million of 3.5% Convertible Subordinated Notes due 2013 (the “Notes”).  Prior to the acquisition of New River during April 2007, the Notes were convertible according to their terms following the New River share price having exceeded predetermined levels. Following Shire’s acquisition of New River, the Notes also became convertible as a result of the change of control of New River, entitling Note holders to a make-whole premium in the form of an increase in the conversion rate if the Notes were tendered for conversion prior to May 17, 2007.

All of the outstanding Notes were tendered for conversion in the period between the acquisition date and May 17, 2007 and were settled at a value of $279.4 million which equates to the fair value of the Notes.

Equity financing

On February 20, 2007 Shire plc raised $877.3 million (net of associated issue costs) through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represented approximately 8.4 per cent of Shire plc's issued ordinary share capital prior to the placing.

New River financing

On April 19, 2007 Shire completed the acquisition of New River.  The total cost of the acquisition of approximately $2.6 billion was funded by: net proceeds of $877.3 million from the private placement, utilization of Term Loan A of $1,000 million and Term Loan B of $300 million, with the balance coming from Shire’s pre-acquisition cash resources.  Term Loan A and Term Loan B have subsequently been repaid from the issue proceeds of Shire plc's 2.75% convertible bonds ($1,100 million) and Shire's own cash resources ($200 million).

Following Shire's acquisition of New River and the issue of the Bonds, the Company's liquidity profile has changed significantly.  However, Shire anticipates that its operating cash flow together with available cash and cash equivalents and the above mentioned RCF facility will be sufficient to meet its anticipated future operating expenses, the remaining costs associated with the acquisition of TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF discussed above and possibly through new borrowings and the issue of new equity, if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash funds (excluding restricted cash), as at September 30, 2007 and September 30, 2006:

	September 30, 2007 $’M	December 31, 2006 $’M
Cash and cash equivalents	562.9	1,126.9

Convertible debt	(1,100.0)	-
Capital lease obligation	(32.7)	-

Total debt	(1,132.7)	1,126.9

Net (debt)/cash funds	(569.8)	1,126.9

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2007 was $408.1 million resulting from a net loss of $1,663.9 million, non-cash items not affecting 2007 operating cash flows of $2,002.9 million and a reduction in working capital of $69.1 million. The reduction in working capital is due to increases in accounts and notes payable and other liabilities of $103.8 million (mainly income taxes payable, sales deduction accruals of $19.3 million and deferred revenue of $45.6 million partially offset by increases in accounts receivable of $64.2 million and inventory of $46.2 million. Increases in accounts receivable, inventory, deferred revenue and sales deduction accruals follow the launch of new products, such as VYVANSE, LIALDA and DYNEPO together with higher sales in the third quarter of 2007 compared to the fourth quarter of 2006.

Net cash provided by operating activities for the nine months to September 30, 2006 was $342.9 million resulting from net income of $209.6 million, non-cash items not affecting 2006 operating cash flows of negative $0.5 million and a reduction in working capital of $133.8 million.  The decrease in working capital resulted from a net tax repayment of $23.7 million and the timing of working capital payments.

Net cash used in investing activities of $2,625.7 million in the nine months to September 30, 2007, includes expenditure on the acquisition of New River of $2,458.6 million and associated acquisition expenses of $60.4 million; purchases of long term investments of $56.7 million (which includes expenditure of $50 million on an equity investment in Renovo); purchases of property, plant and equipment of $62.1 million and purchases of intangible assets of $58.2 million; which were partially offset by $24.3 million received as proceeds/deposits for the sale of certain product rights and $55.8 million received on maturity of New River’s short term investments.

Capital expenditure on property, plant and equipment included $18.7 million on IT at the Wayne, Pennsylvania, US headquarters and $9.5 million on IT at the Basingstoke, UK Head Office; $6.6 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $4.7 million on leasehold improvements, $5.9 million on laboratory equipment and $7.1 million on IT equipment at Shire HGT in Cambridge, Massachusetts.  Capital expenditure on intangible assets includes two sales milestones, totaling $50 million, paid to Noven for DAYTRANA, of which $25 million was accrued at December 31, 2006.

Net cash provided by investing activities was $8.3 million in the nine months to September 30, 2006.  The proceeds of $70.6 million from the repayment of loans made to IDB and receipt of $63.0 million in relation to the sale of ADDERALL were offset by capital expenditure on property, plant and equipment of $71.2 million and on intangibles of $52.8 million, which mainly relates to $50.0 million paid to Noven on approval of DAYTRANA.

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

Net cash provided by financing activities was $1,647.6 million for the nine months to September 30, 2007.  On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River, which, as described above, have subsequently been repaid in the period. Shire incurred $14.5 million of arrangement costs in respect of these facilities in the nine months to September 30, 2007.   In May 2007 Shire issued $1.1 billion principal amount of 2.75% convertible bonds due 2014. The net proceeds of the issue of the Bonds were $1.1 billion with associated issue costs of $18.3 million.  On February 20, 2007 Shire plc raised $877.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, Shire plc received $13.0 million from the exercise of warrants and $25.6 million from the exercise of stock options, made payments to acquire treasury stock of $168.5 million and paid a dividend of $29.4 million.  Shire also paid $279.4 million to holders of New River’s 3.5% Convertible Subordinated Notes due 2013 and received $141.8 million from Merrill Lynch in settlement of a purchased call option entered into by New River prior to the acquisition in April 2007.

Net cash used in financing activities was $57.7 million for the nine months to September 30, 2006.  This was primarily due to the dividend payment of $22.6 million and purchases of treasury stock of $68.3 million being offset by the proceeds of $33.3 million from the exercise of employee stock options.

Obligations and commitments

Aggregate Contractual Obligations

As at September 30, 2007, the Company’s cash requirements for contractual obligations and long-term liabilities reflected on the Balance Sheet were as follows:

	Payments due by period

	Total $’M	Less than 1 year $’M	1 – 3 years $’M	3 – 5 years $’M	More than 5 years $’M
Long-term debt(i)	1,311.8	30.3	60.5	90.8	1,130.2
Capital lease obligations(ii)	46.8	1.4	5.2	8.1	32.1
Operating leases obligations(iii)	216.5	34.9	62.3	57.8	61.5
Purchase obligations (iv)	184.0	86.0	86.3	11.7	-
Other long-term liabilities reflected on the Balance Sheet (v)	863.0	515.7	347.3	-	-

Total	2,622.1	668.3	561.6	168.4	1,223.8

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 issued in May 2007 and the interest on the convertible bonds has been included based on the contractual payment dates.  The principal amount of $1,100 million has been included within payments due in more than 5 years based on the Final Maturity Date of the convertible bonds.  The bondholders have the option to redeem the convertible bonds at the principal amount in May 2012 and the Company has the option to call the bonds subject to certain conditions after May 2012.  Further details are included above.

(ii)
The Company has entered into a capital lease for certain laboratory and office space for its HGT business unit in Massachusetts expiring in 2023.  For further information see Note 15, “Capital lease obligations” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

(iii)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.

(iv)
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment) that are enforceable and legally binding and that specify all significant terms, including open purchase orders.  Shire expects to fund these commitments with cash flows from operations.

(v)
The liability to dissenting shareholders is included within the payments due in less than one year. As at September 30, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $53.1 million that may be awarded by the Court.  For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.  For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. The most significant payments are as follows:

(i)	JUVISTA

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

Following the expiration of the HSR waiting period on August 10, 2007, Shire paid Renovo $75 million (expensed as R&D during the nine months to September 30, 2007) and made an equity investment in Renovo of $50 million (at a subscription price of £2 per share, representing 6.5% of Renovo’s share capital immediately after the issue).  In addition, Shire will pay Renovo $25 million on the filing of JUVISTA with the FDA;

up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(ii)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, Shire has an obligation to pay Noven $25 million, contingent on future sales performance.

(iii)	Women’s Health Products

In September 2006, Shire and Duramed entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the nine months ended September 30, 2007 totaled $11.9 million.  At September 30, 2007 the maximum future reimbursement for Duramed incurred US development expenditure was $125.6 million.  Shire is separately responsible for development costs in its licensed territories.

(iv)	Tissue Protective Cytokine (“TPC”) development rights

In connection with the Company’s licence of TPC rights in non-nervous system indications from Warren, the Company is committed to making payments on achievement of certain milestones.  The Company is not required to make any payments to Warren upon regulatory approval of the first product for the first indication.  However, it is obligated to make milestone payments to Warren of $25 million upon regulatory approval in each of up to five subsequent major indications.

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv), at September 30, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $73.3 million (December 31, 2006: $75.6 million), of which $1.5 million could be paid in the remainder of 2007.

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

At January 1, 2007 the Company had recognized a liability of $234.4 million for total unrecognized tax benefits and had accrued $41.3 million for the payment of interest and penalties. At September 30, 2007 the Company has recognized a liability of $279.4 million for total unrecognized tax benefits and had accrued $63.7 million for the payment of interest and penalties.

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

The Company continues to review its interest rate risk and assess the policies in place to manage the risk. No derivative instruments have been entered into to manage interest rates at November 2, 2007.

Item 7A of the Group’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed discussion of the Group’s market risk exposure.  There have been no material changes in the Group’s exposure to market risk, with the exception of interest rate risk, since December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As at September 30, 2007, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance to ensure that the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 18(d), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

SHIRE PLC
(Registrant)

Date: November 2, 2007	By:	/s/ Matthew Emmens Matthew Emmens Chief Executive Officer

Date: November 2, 2007	By:	/s/ Angus Russell Angus Russell Chief Financial Officer