Form 10-K
period 2007-12-31
Shire plc
filed 2008-02-25
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None
(Title of class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [X]    No  [   ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Large accelerated filer [X]	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No  [X]

As at June 29, 2007, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $13,764 million. This was computed using the average bid and asked price at the above date.

As at February 15, 2008, the number of outstanding ordinary shares of the Registrant was 559,286,253.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire plc and its subsidiaries results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research; product development including, but not limited to, the successful development of JUVISTA® (Human TGFβ3) and velaglucerase alfa (GA-GCB); manufacturing and commercialization including, but not limited to, the launch and establishment in the market of VYVANSE™ (lisdexamfetamine dimesylate) (Attention Deficit and Hyperactivity Disorder (“ADHD”)); the impact of competitive products including, but not limited to, the impact of those on Shire’s ADHD franchise; patents including, but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval including, but not limited to, the expected product approval date of INTUNIV™ (guanfacine extended release) (ADHD); Shire’s ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire plc’s filings with the Securities and Exchange Commission.

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
GENE-ACTIVATED®
INTUNIV™ (guanfacine extended release)
LIALDA™ (mesalamine)
MEZAVANT® (mesalazine)
REMINYL® (galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
VYVANSE™ (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-K.

3TC (trademark of GlaxoSmithKline (“GSK”))
ABSEAMED (trademark of Salmon Pharma)
AGENERASE (trademark of GSK)
AMIGAL (trademark of Amicus Therapeutics (“Amicus”))
APTIVUS (trademark of Boehringer Ingelheim)
ARANESP (trademark of Amgen)
ASACOL (trademark of Proctor and Gamble)
ATRIPLA (trademark of Bristol Myers Squibb Company (“BMS”) and Gilead Sciences)
BINOCRIT (trademark of Novartis)
CEREZYME (trademark of Genzyme)
CLAVERSAL (trademark of Merckle Recordati)
COLAZAL (trademark of Salix)
COLAZIDE (trademark of Laboratorios Almirall (“Almirall”))
COMBIVIR (trademark of GSK)
CONCERTA (trademark of Alza Corporation)
CRIXIVAN (trademark of Merck)
DIPENTUM (trademark of UCB Pharma)
DYNEPO (trademark of Sanofi-Aventis)
EPIVIR (trademark of GSK)
EPIVIR-HBV (trademark of GSK)
EPREX (trademark of Johnson & Johnson)
EPZICOM/KIVEXA (EPZICOM) (trademark of GSK)
EQUETRO (trademark of Validus Pharmaceuticals)
FABRAZYME (trademark of Genzyme)

FOCALIN XR (trademark of Novartis)
FORTOVASE (trademark of Roche)
FUZEON (trademark of Roche)
HEPTOVIR (trademark of GSK)
HIVID (trademark of Roche)
JUVISTA (trademark of Renovo)
KALETRA (trademark of Abbott Laboratories (“Abbott”))
KIVEXA (trademark of GSK)
LODINE (trademark of American Home Products)
METADATE CD (trademark of UCB)
MICROTROL (trademark of Supernus)
MICERA (trademark of Roche)
NEO RECORMON (trademark of Roche)
NORVIR (trademark of Abbott)
PENTASA (trademark of Ferring)
PLICERA (trademark of Amicus)
RAZADYNE (trademark of Johnson & Johnson)
RAZADYNE ER (trademark of Johnson & Johnson)
REMINYL (trademark of Johnson & Johnson, excluding UK and Republic of Ireland)
RENAGEL (trademark of Genzyme)
RETACRIT (trademark of Hospira)
RETROVIR (trademark of GSK)
REYATAZ (trademark of BMS)
RITALIN LA (trademark of Novartis)
SALOFALK (trademark of Dr Falk Pharma)
SEASONIQUE (trademark of Barr Laboratories)
SILAPO (trademark of Stada Arzneimittel)
SOLARAZE (trademark of Almirall)
STRATTERA (trademark of Eli Lilly)
SUSTIVA (trademark co-owned DuPont Pharmaceuticals and Merck)
TRIZIVIR (trademark of GSK)
TRUVADA (trademark of Gilead Sciences)
VANIQA (trademark of Almirall)
VIDEX (trademark of BMS)
VIRACEPT (trademark of Agouron Pharmaceuticals)
VIRAMUNE (trademark of Boehringer-Ingelheim)
VIREAD (trademark of Gilead Sciences)
ZEFFIX (trademark of GSK)
ZERIT (trademark of BMS)

SHIRE PLC
2007 Form 10-K Annual Report
Table of contents

PART I
ITEM 1.	BUSINESS
General	6
Strategy	6
Business highlights	6
Financial information about operating segments	7
Sales and marketing	7
Manufacturing and distribution	18
Intellectual property	19
Competition	22
Government regulation	25
Third party reimbursement	26
Corporate responsibility	27
Employees	27
Available information	27

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.

Shire plc was incorporated under the laws of England and Wales on June 27, 2005 and is a public limited company.  Following the implementation of a Scheme of Arrangement, on November 25, 2005 Shire plc replaced Shire Pharmaceuticals Group plc as the holding company for Shire plc and its subsidiaries.

Historically, the Company has grown through acquisition, completing eight major mergers or acquisitions in a thirteen-year period from 1994 to 2007.  Divestments of non-core assets over the past three years have streamlined the Company’s operations.  The Company will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value in the future.

Strategy

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.  Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”), gastrointestinal (“GI”) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions.  Shire’s in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.  Shire believes that a carefully selected portfolio of products with relatively small-scale sales forces will deliver strong results.

2007 Highlights

For a full discussion of the 2007 Product, Pipeline and Business Highlights, including:

-	the acquisition of New River Pharmaceuticals, Inc. (“New River”) in April 2007;

-	issuance of Shire plc’s $1.1 billion principal amount of convertible bonds due 2014 in May 2007 to partially fund the acquisition of New River;

-	approval of VYVANSE by the US Food and Drug Administration (“FDA”) for use in the pediatric patients in February 2007 and launch in the US in July 2007;

-
in-licensing of rights to JUVISTA worldwide  (with the exception of EU member states), rights to three Pharmacological chaperone compounds for lysosomal storage disorders in markets outside of the US and rights to SPD550, which is being developed for treatment of celiac disease, in markets outside the US and Japan; and

-	filing of a Supplement New Drug Application (“sNDA”) with the FDA for VYVANSE for the treatment of ADHD in adult patients in September 2007,

see ITEM 7: Management’s Discussion and Analysis.

Financial information about operating segments

Substantially all of the Company’s revenues, operating profits or losses and net assets are attributable to the research and development (“R&D”), manufacture, sale and distribution of pharmaceutical products within two operating segments: Specialty Pharmaceuticals and HGT.  Segment revenues, profits or losses and assets for 2007, 2006 and 2005 are presented in Note 26 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Sales and marketing

At December 31, 2007, the Company employed 1,563 sales and marketing staff to service its operations throughout the world, which included its major markets in the US, Europe and Canada.

Currently marketed products

The table below lists the Company’s key marketed products as at December 31, 2007, indicating the owner, licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Owner/licensor	Key territory
Specialty Pharmaceuticals
Treatments for ADHD
VYVANSE (lisdexamfetamine dimesylate)	ADHD	Shire	US
DAYTRANA (methylphenidate transdermal system)	ADHD	Noven Pharmaceuticals, Inc. (“Noven”)	US
ADDERALL XR (mixed salts of a single-entity amphetamine product)	ADHD	Shire	US and Canada
Treatments for GI diseases
PENTASA (mesalamine)	Ulcerative colitis	Shire	US
LIALDA (mesalamine)/ MEZAVANT (mesalazine)	Ulcerative colitis	Giuliani SpA	US, UK(1)
Treatments for Renal diseases
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US and Europe (2)
DYNEPO (epoetin delta)	Anemia related to chronic renal failure	Sanofi Aventis	France, Germany, Italy, Ireland and UK
Treatments for diseases in other therapeutic areas
CALCICHEW (calcium carbonate range)	Adjunct in osteoporosis	Nycomed Pharma AS	UK and Republic of Ireland
CARBATROL (carbamazepine extended-release capsules)	Epilepsy	Shire	US
REMINYL/REMINYL XL (galantamine hydrobromide)	Alzheimer’s disease	Synaptech, Inc. (“Synaptech”)	UK and Republic of Ireland(3)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (2)
Human Genetic Therapies
REPLAGAL (algalsidase alfa)	Fabry disease	Shire	Europe, Canada Argentina and Japan;(4)
ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II)	Shire	US, Europe, Canada and Japan(5)

(1) Marketed in the UK as MEZAVANT XL
(2) Marketed by distributors in certain markets
(3) Marketed in ROW under license from Shire by Janssen Pharmaceutica N.V. (“Janssen”) (part of the Johnson & Johnson group of companies)
(4) Marketed in Japan under license from Shire by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”)
(5) Marketed in Japan under license from Shire by Genzyme Corporation (“Genzyme”)

Specialty Pharmaceuticals

Treatments for ADHD

ADHD is estimated to affect 7.8% of US children aged 4 to 17, according to the US Centers for Disease Control and Prevention (“the CDC”). Symptoms present themselves as impulsivity/hyperactivity, inattention or both. In up to 65% of children affected by this disorder, symptoms will persist into adulthood (according to the CDC), with estimates of approximately 9.9 million adults in the United States having ADHD (according to IMS). According to IMS Health (“IMS”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was valued at approximately $3.8 billion for the year to December 31, 2007, an increase of 12.7% from the year to December 31, 2006.

VYVANSE

VYVANSE is a new chemical entity for the treatment of ADHD and is the first pro-drug stimulant, where the amino acid l-lysine is linked to d-amphetamine, which is therapeutically inactive until metabolised in the body.

On February 23, 2007, the FDA approved VYVANSE, for the treatment of ADHD in pediatric patients aged 6 to 12. VYVANSE was launched in the US in July 2007 in three dosage strengths: 30mg, 50mg and 70mg, all indicated for once-daily dosing in pediatric patients aged 6 to 12 and can be administered as either a capsule or dissolved in water.

On December 10, 2007 the FDA approved VYVANSE in 20mg, 40mg and 60mg dosage strengths, which are designed to increase the dosing flexibility of VYVANSE. The new dosage strengths are expected to be available in retail pharmacies in the second quarter of 2008.

DAYTRANA

DAYTRANA is a methylphenidate transdermal delivery system for the once daily treatment of ADHD. DAYTRANA is the first and only patch medication approved by the FDA to treat the symptoms of pediatric ADHD. It is available in four dosage strengths of 10mg, 15mg, 20mg and 30mg, all designed for once-daily use. When worn for the recommended nine hours, efficacy has been demonstrated from the first time point measured (at two hours) through the 12-hour time point.

In February 2003 the Company in-licensed the worldwide royalty-free sales and marketing rights to DAYTRANA from Noven. DAYTRANA was approved by the FDA on April 6, 2006 and was launched in the US in June 2006.

On September 4, 2007 Shire announced the voluntary market withdrawal of a limited quantity of DAYTRANA.  Shire’s decision was not linked to either safety or efficacy issues, but was in response to feedback from patients and caregivers, who had experienced difficulty removing the release liner.  Patches are now being manufactured using a new enhanced process, which Shire believes offers patients and caregivers improved ease of use when peeling off the release liner.

On January 9, 2008 the FDA issued a Warning Letter to Noven which related to Noven’s manufacture of DAYTRANA.  Further regulatory action could result if the FDA’s concerns are not satisfied fully. Noven submitted a response to the FDA on January 30, 2008.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD, which uses MICROTROL drug delivery technology and is designed to provide once daily dosing. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules and can be administered either as a capsule or sprinkled on soft food.

The FDA approved ADDERALL XR as a once-daily treatment for children aged 6 to 12 with ADHD in October 2001, for adults in August 2004 and for adolescents (aged 13 to 17) in July 2005.

In October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company received correspondence from the FDA in April 2006 stating that, due to the complex issues raised, which require extensive review and analysis by the FDA's officials, a decision cannot yet be reached by the FDA. The FDA did not provide any guidance as to when that decision may be reached.

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress.  For further information see ITEM 3: Legal Proceedings.  The US Federal Trade Commission (“FTC”) is reviewing the ADDERALL XR patent litigations settlement with Barr Laboratories, Inc. (“Barr”) and Impax Laboratories, Inc. (“Impax”).  For further information see ITEM 7: Management’s Discussion and Analysis.

Treatments for GI diseases

PENTASA

PENTASA controlled release capsules are indicated for the induction of remission and for the treatment of patients with mild to moderately active ulcerative colitis. Ulcerative colitis is a serious chronic inflammatory disease of the colon in which part, or all, of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhoea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. According to a joint initiative of the International Society of Nephrology and International Federation of Kidney Foundations, the worldwide diagnosed population for ulcerative colitis is expected to reach 1.4 million by 2015. The first line treatment for inflammatory bowel disease is with mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

PENTASA is an ethylcellulose-coated, controlled release capsule formulation designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. PENTASA is available in the US in 250mg and 500mg capsules.

LIALDA/MEZAVANT

LIALDA is indicated for the induction of remission in patients with mild to moderately active ulcerative colitis. LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine.  Once-daily LIALDA contains the highest mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily.

The FDA approved LIALDA on January 16, 2007 and LIALDA was launched in the US in March 2007.  Following completion of the EU decentralised registration procedures, the product has been approved in the UK and Ireland as MEZAVANT XL, and was launched in the UK in November 2007. In France, the product has been approved as MEZAVANT FP.  MEZAVANT was also approved by Health Canada in July 2007 and the launch in Canada occurred on January 28, 2008.   Preparations are underway for further European launches, subject to the successful conclusion of pricing and reimbursement negotiations.

The Company has in-licensed the exclusive royalty-bearing rights to LIALDA/MEZAVANT in the US, Canada, Europe (excluding Italy) and the Pacific Rim from Giuliani S.p.A.

Treatments for Renal diseases

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in end-stage renal failure patients receiving dialysis. It is estimated that there are approximately 1.5 million patients worldwide with end-stage renal disease on dialysis. In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the resultant retention and elevated blood phosphate levels (hyperphosphatemia) can combine with other biochemical disturbances and result in bone disorders described as chronic kidney disease mineral bone disorders (CKD-MBD). Research also suggests that hyperphosphatemia is associated with the development of cardiovascular disease which accounts for nearly 50% of deaths in dialysis patients.

FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased. Formulated as a convenient chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths in the US.

The FDA approved the 500mg dosage strength in October 2004, which launched in the US in January 2005 and the 750mg and 1,000mg dosage strengths were approved by the FDA in November 2005. Pursuant to a co-promotion agreement between the Company and Abbott Laboratories (“Abbott”), FOSRENOL will be co-promoted in the US by Abbott’s and the Company’s sales forces until 2011.

FOSRENOL is now marketed in 24 countries worldwide including Germany, France, Spain, the UK and Italy. Further launches will continue throughout 2008, subject to the finalisation of national licensing and the conclusion of pricing and re-imbursement negotiations.

DYNEPO

DYNEPO is indicated for the treatment of anemia in patients with chronic renal failure. It may be used in patients on dialysis as well as patients not on dialysis.  During 2007 the Company launched DYNEPO in Germany, France, Ireland, Italy and the UK.

The Company has in-licensed the exclusive royalty-bearing global (excluding US) rights to DYNEPO from Sanofi-Aventis.

Patent litigation proceedings relating to DYNEPO are in progress. For further information see ITEM 3: Legal Proceedings.

Treatments for diseases in other therapeutic areas

CALCICHEW range

The CALCICHEW range of calcium and calcium/vitamin D3 supplements are indicated for the adjunctive treatment of osteoporosis in the UK and Republic of Ireland.  Osteoporosis is characterised by a progressive loss of bone mass that renders bone fragile and liable to fracture. More than 3.0 million people in the UK are estimated to suffer from this condition.

Shire has licensed the exclusive rights to distribute the CALCICHEW range of products in the UK and Republic of Ireland until December 31, 2012.

CARBATROL

CARBATROL is an anti-convulsant for individuals with epilepsy. Approximately 2.7 million people in the United States suffer from epilepsy, a disorder that is characterised by a propensity for recurrent seizures and is defined by two or more unprovoked seizures.

CARBATROL is an extended release formulation of carbamazepine that uses MICROTROL drug delivery technology. It is available in 100mg, 200mg and 300mg capsules and can be administered either as a capsule or sprinkled on food and delivers consistent blood levels of the drug over 24 hours, when taken twice daily. Carbamazepine is one of the most widely prescribed anti-epileptic drugs.

The FDA approved CARBATROL in September 1997 for marketing in the US and it was launched in the US in June 1998. Pursuant to a promotional services agreement, Impax has promoted CARBATROL for the Company in the US since July 2006.

Litigation proceedings relating to the Company’s CARBATROL patents are in progress.  For further information see ITEM 3: Legal Proceedings.

REMINYL and REMINYL XL

REMINYL and REMINYL XL are indicated for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. It is estimated in a report produced by King’s College London and the London School of Economics that approximately 400,000 people in the UK suffer from Alzheimer's disease (AD), which affects the ability to carry out normal daily activities and affects memory, language and behaviour. The disease is progressive, with death usually occurring within eight to ten years following the onset of symptoms.

REMINYL and REMINYL XL are marketed by the Company in the UK and Republic of Ireland under a royalty-bearing licence from Synaptech.  In the rest of the world, it is marketed by Janssen, an affiliate of Johnson & Johnson (under the name RAZADYNE and RAZADYNE ER in the US). The Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL, which was launched by the Company in the UK and Republic of Ireland in June 2005 and by Janssen in the US in May 2005 as RAZADYNE ER.

Patent litigation proceedings relating to RAZADYNE and RAZADYNE ER are in progress in the US.  For further information see ITEM 7: Management’s Discussion and Analysis.  Litigation proceedings relating to the Company’s REMINYL patents in the UK are in progress.  For further information see ITEM 3: Legal Proceedings.

XAGRID

Myeloproliferative disorders (“MPDs”), including essential thrombocythemia (“ET”) and polycythemia vera, are a group of diseases in which one or more blood cell types are overproduced. In the case of platelets, which are involved in the blood clotting process, excess numbers can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets, which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

Anagrelide hydrochloride is marketed as XAGRID in Europe for the reduction of elevated platelet counts in at risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has been granted orphan drug status in the EU, providing it with up to ten years market exclusivity from November 2004.

In the US anagrelide hydrochloride is marketed (under the trade name AGRYLIN) for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN (anagrelide hydrochloride) have been available in this market since expiration of marketing exclusivity in 2005.

Human Genetic Therapies

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

REPLAGAL is a fully human alpha-galactosidase A protein that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate the clinical manifestations of Fabry disease. In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the European Union with up to ten years market exclusivity.

The Company continued the roll-out of REPLAGAL in 2007 and it was launched in Japan in February 2007.  As part of an agreement with DSP, DSP will manage the sale and distribution of REPLAGAL in Japan. REPLAGAL is currently approved in 41 countries.

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

ELAPRASE was approved by the FDA on July 24, 2006 and launched in the US during August 2006.

On January 8, 2007 the European Medicines Agency (“EMEA”) granted marketing authorization for the use of ELAPRASE for the long-term treatment of patients with Hunter syndrome and in 2007, ELAPRASE was approved in 30 countries in Europe.

In October 2007, ELAPRASE received approval from the Ministry of Health, Labour and Welfare for the sale and marketing of ELAPRASE in Japan and in January 2008, ELAPRASE received approval for sale and marketing by the Therapeutic Goods Administration in Australia.  As part of an agreement with Genzyme Corporation (“Genzyme”), Genzyme will manage the sales and distribution of ELAPRASE in Japan and Australia.

ELAPRASE is currently approved in 38 countries and further launches are expected in 2008.

ELAPRASE has been granted orphan drug status by both the FDA and the EMEA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

Royalties received from antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B.  The table below lists these products, indicating the principal indications, the marketer of the product and the territory in which the product is being marketed.

Products	Principal indications	Marketed by/relevant territory

3TC/EPIVIR	HIV	Shire & GSK / Canada; GSK / RoW
COMBIVIR	HIV	Shire & GSK / Canada; GSK / RoW
TRIZIVIR	HIV	Shire & GSK / Canada; GSK / RoW
EPZICOM/KIVEXA	HIV	Shire & GSK / Canada; GSK / RoW
ZEFFIX/EPIVIR-HBV/ HEPTOVIR(1)	Hepatitis B infection	Shire & GSK / Canada; GSK / RoW

(1) This is not a comprehensive list of trademarks for this product.   The product is also marketed under other trademarks in some markets.

HIV/AIDS

HIV is a retrovirus that has been isolated and recognized as the causative agent of Acquired Immunodeficiency Syndrome (“AIDS”). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

According to UNAIDS (a joint United Nations program on AIDS), in 2007 there were 33.2 million people worldwide living with HIV/AIDS, including 15.4 million women and 2.5 million children under the age of 15.  In 2007 an estimated 2.5 million people became newly infected with HIV, including 0.4 million children. Of these new infections in 2007, 1.7 million occurred in Sub-Saharan Africa.  In an effort to combat the AIDS epidemic in Africa and reduce the cost of medicines used to treat AIDS in sub-Saharan Africa, the Company has waived a significant proportion of its royalty entitlements on sales of products containing lamivudine in this region.

Lamivudine was originally discovered by Shire Canada, Inc. (formerly Shire BioChem, Inc.), a wholly-owned subsidiary of the Company.  Since 1990, Shire has licensed to GlaxoSmithKline plc (“GSK”) the worldwide rights, with the exception of Canada, to develop manufacture and sell lamivudine (now marketed in various single and combination formulations including 3TC/EPIVIR, COMBIVIR, TRIZIVIR and EPZICOM/KIVEXA).  In Canada 3TC is sold by Shire in partnership with GSK.

In 2007, generic drug companies filed ANDAs seeking approval for EPIVIR, COMBIVIR, ZEFFIX and EPZICOM in the US. Pursuant to the GSK/Shire license for lamivudine products, GSK has the right to enforce the licensed patents.  In November 2007 GSK filed a patent infringement lawsuit against Teva Pharmaceuticals, Inc. (“Teva”) in the US District Court for the District of Delaware for infringement of one of the patents relating to COMBIVIR. The patent, which covers the combination of AZT and lamivudine to treat HIV, expires in May 2012. Teva had filed an ANDA with the FDA with a certification of invalidity, unenforceability and non-infringement of that combination patent. Teva did not challenge two other patents relating to COMBIVIR that expire in 2010 and 2016.  The case is in its early stages.

3TC/EPIVIR

3TC (lamivudine) is indicated for the treatment of HIV infection and AIDS and was first approved in the US in November 1995.  It is now marketed in the US as EPIVIR.  Approval in Canada followed shortly after in December 1995 and in the EU in August 1996.

The safety and efficacy of 3TC together with 3TC’s ease of administration has successfully established 3TC as the cornerstone of combination therapy in HIV infection.  In combination with other anti-retrovirals, 3TC is used in the majority of triple and quadruple combination therapies with other nucleoside analog, protease inhibitors and non-nucleoside reverse transcriptase inhibitors (“NNRTI”).  It was also part of the pivotal clinical trials used as the basis for approval of five other HIV anti-retroviral agents: the nucleoside analog abacavir, the NNRTI efavirenz, and the protease inhibitors indinavir, nelfinavir and amprenavir.

COMBIVIR

In September 1997, the FDA authorized the marketing of COMBIVIR, the first product to combine two anti-retroviral drugs in a single tablet formulation.  Each tablet of COMBIVIR contains 3TC and zidovudine (“AZT”) and can be taken twice daily, offering the advantage of reducing significantly the number of tablets a person on a 3TC/AZT based treatment regimen needs to take.  COMBIVIR was approved for use in Europe in March 1998 and in Canada in December 1998.

TRIZIVIR

In November 2000, the FDA authorized the marketing of TRIZIVIR in the US.  Each tablet of TRIZIVIR contains 3TC, AZT and abacavir (“ABC”) and can be taken twice daily.  TRIZIVIR was the first tablet to combine three anti-HIV agents.  TRIZIVIR was approved for use in the EU in January 2001 and in Canada in October 2001.

EPZICOM/KIVEXA

In August 2004, the FDA authorized the marketing of EPZICOM in the US.  Each tablet of EPZICOM contains 3TC and ABC and can be taken once a day.  EPZICOM, in combination with other antiretroviral agents, is indicated for the treatment of HIV-1 infection in adults.  In December 2004, EPZICOM was granted a marketing authorization in the EU.

Hepatitis B infection

Hepatitis B virus (“HBV”) is the causative agent of both acute and chronic forms of Hepatitis B, a liver disease that is a major cause of death and disease throughout the world.  Two billion people worldwide have been infected with HBV.  Of those infected, over 360 million people are chronically infected.  Although vaccines to prevent infection by HBV are currently available, they have not been shown to be effective in those already infected with the virus.

ZEFFIX/EPIVIR-HBV/HEPTOVIR

ZEFFIX (lamivudine) is an orally available treatment for chronic hepatitis B infection and for the prevention of liver graft reinfection.

The Company has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell ZEFFIX, EPIVIR-HBV and HEPTOVIR.  In Canada HEPTOVIR is sold by the Company in partnership with GSK.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of ADHD, GI, Renal and HGT.

The table below lists the Company’s key products under development by disease areas indicating the most advanced development status reached in key markets and the Company’s territorial rights in respect of each key product.

Product	Disease areas	Most advanced development status	The Company’s territorial rights
Specialty Pharmaceuticals
Treatments for ADHD
VYVANSE (lisdexamfetamine dimesylate)	ADHD	Registration in US	Global
VYVANSE (lisdexamfetamine dimesylate)	ADHD in the EU and Canada	Pre-registration in Canada Phase 3 in EU	Global
INTUNIV (formerly SPD503) (extended release guanfacine)	ADHD	Registration in US	US
SPD465 (extended release of mixed amphetamine salts)	ADHD	Registration in US	Global
DAYTRANA (methylphenidate transdermal system )	ADHD in EU and Canada	Registration in EU and Canada	Global
SPD487 (amphetamine transdermal system)	ADHD	Phase 1	Global
Treatments for GI diseases
LIALDA (mesalamine)	Diverticulitis	Phase 3	Global
SPD550 (larazotide-acetate)	Celiac disease	Phase 2	Global (excluding US and Japan)
Treatments for renal diseases
FOSRENOL (lanthanum carbonate)	Chronic kidney disease in patients pre-dialysis	Phase 3 in EU Pre-launch in US	Global
Treatments in other therapeutic areas
SEASONIQUE	An extended cycle oral contraceptive	Pre-registration	Key European markets
JUVISTA	Prevention and reduction of scarring in connection with both cosmetic and therapeutic surgery	Phase 2	Global (excluding EU)
Transvaginal Ring Technology	Woman’s health	Various	Key European markets
Human Genetic Therapies
Enzyme Replacement Therapies (“ERT”)
Velaglucerase alfa (GA-GCB)	Gaucher disease	Phase 3	Global
ELAPRASE (idursulfase)	Hunter CNS	Pre-clinical	Global

ERT for Sanfilippo Syndrome	Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)	Pre-clinical	Global
ERT for Metachromatic Leukodystrophy	Metachromatic Leukodystrophy	Pre-clinical	Global
Chaperone Technology
PLICERA (isofagomine tartrate)	Gaucher disease	Phase 2	Global (excluding US)
AMIGAL (migalastat hydrochloride)	Fabry disease	Phase 2	Global (excluding US)
AT2220 (deoxynojirimycin)	Pompe disease	Phase 1	Global (excluding US)

 Specialty Pharmaceuticals

Treatments for ADHD

VYVANSE for ADHD

On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults.  The Prescription Drug User Fee Act (“PDUFA”) date for the FDA to issue a formal response to this application is April 28, 2008.  On October 25, 2007 Shire released results from the Phase 3 clinical trial in adults.  In this double-blind, placebo-controlled, four-week study with dose escalations in 414 adults aged 18 to 55 years, treatment with VYVANSE at all doses studied (30 mg, 50 mg, 70 mg) was significantly more effective than placebo.

VYVANSE for ADHD in EU and Canada

The Company plans to submit regulatory filings for VYVANSE for the treatment of ADHD in children aged 6 to 12 in Canada in 2008 and in Europe in 2010.

INTUNIV (previously known as SPD503)

INTUNIV is a non-stimulant “non-scheduled'' compound for treatment of ADHD. On June 21, 2007 Shire received an approvable letter from the FDA for INTUNIV.  Shire is in active discussions with the FDA regarding additional clinical work which is designed to enhance the label. While the precise timing of the approval of INTUNIV is unknown, it is anticipated that launch will occur in the second half of 2009.

SPD465

On May 19, 2007 Shire received an approvable letter from the FDA for SPD465, an investigational oral stimulant intended to provide symptom control of ADHD in adults for up to 16 hours with one daily dose.  Shire is not currently taking any steps to move this product towards approval.

DAYTRANA for ADHD in EU & Canada

Regulatory submissions were filed for approval of the product with Health Canada on November 29, 2007 and in the EU via the decentralized procedure with the Netherlands as the reference member state on December 12, 2007.

SPD487 (Amphetamine transdermal system (“ATS”))

In June 2007 following completion of early development work by Noven for ATS, Shire paid $5.9 million to Noven to acquire exclusive development rights to ATS.   Following the initial Phase 1 study in 2007, further optimization of the drug and formulation is underway.

Treatments for GI diseases

SPD550 (also known as AT-1001)

SPD550 is being developed for the treatment of Celiac disease.  Celiac disease is a T-cell mediated auto-immune disease that occurs in genetically susceptible individuals and is characterized by small intestinal inflammation triggered by gluten.  SPD550 is a novel peptide that inhibits intestinal paracellular permeability by inhibiting stimulus-induced cytoskeletal rearrangement in epithelial cells that leads to the disassembly of tight junctions.

In December 2007 Shire made an upfront payment of $25 million to Alba Therapeutics Corporation (“Alba”) to obtain the worldwide rights, excluding the US and Japan, to SPD550.  SPD550 is currently in Phase 2 trials.

LIALDA/MEZAVANT for the treatment of diverticulitis

Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007.

Diverticulosis is among the most common diseases in developed countries and manifests as weaknesses or out-pouches of the bowel wall. 20-25% of people with diverticulosis go on to develop diverticulitis which is an acute inflammation, infection and micro or macro-perforation of these out-pouches. The current standard of care requires treatment with antibiotics and depending on the frequency or severity of attacks frequently may require surgery. LIALDA is being investigated as a treatment to prevent recurrent attacks of diverticulitis.

Treatments for renal diseases

FOSRENOL for the treatment of chronic kidney disease (“CKD”) in patients pre-dialysis

On October 16, 2007 the FDA Cardiovascular and Renal Drugs Advisory Committee recommended by a majority vote the use of phosphate binders, including FOSRENOL, to treat hyperphosphatemia in CKD stage 4 patients.  Shire is working with the FDA to explore the regulatory pathway to approval for use in pre-dialysis patients.

DYNEPO for the treatment of chemotherapy induced anemia in cancer patients

The Company will evaluate the opportunities for pursuing an indication in oncology for DYNEPO now that the recommendations of the EMEA safety review of all EU approved erythropoietins have been received. Scientific Advice meetings have been arranged with a number of regulatory authorities to discuss this.  Given the safety concerns raised recently regarding the use of erythropoiesis stimulating agents (“ESAs”) in the treatment of anaemia in oncology treated patients, regulatory authorities are requesting that all ESA companies conduct significant long-term post approval clinical observation studies in this patient population.  The commercial viability of pursuing an oncology indication for DYNEPO is under review and the Company considers it unlikely that it will pursue an oncology indication for DYNEPO for commercialisation.

Treatments in other therapeutic areas

SEASONIQUE

In August 2006 Shire entered into a licence agreement in respect of Duramed Pharmaceuticals, Inc’s (“Duramed”) oral contraceptive, SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg). Duramed markets SEASONIQUE in the US.  Shire has the rights to market this product in a number of markets outside of North America, including the larger European markets.

Shire has been engaging in scientific advice meetings with the regulatory authorities in Europe in order to formulate the regulatory filing strategy.  Shire is evaluating the advice received.

JUVISTA

In August 2007 Shire acquired the exclusive rights to develop and commercialize JUVISTA worldwide (with the exception of EU member states) from Renovo Limited (“Renovo”).  JUVISTA is being investigated for the prevention and reduction of scarring in connection with surgery and is in late Phase 2 development.

Seven Phase 2 efficacy trials have now been reported of which six demonstrated statistically significant efficacy.  Phase 2 clinical trials in multiple other surgery types are ongoing and are predicted to report during 2008 and 2009.

Transvaginal Ring (“TVR”) technology

In 2006 Shire and Duramed entered into an agreement under which Shire has the rights to develop a number of products using Duramed’s TVR technology.  Shire has the rights to market these products in a number of territories outside of North America, including the larger European markets. The TVR technology products are in various stages of development.

Projects in pre-clinical development

A number of projects are underway in the early stages of development (preclinical) for the Specialty Pharmaceutical area. These include a novel platelet lowering agent and a product to treat moderate to severe pain via the transdermal route using a non-opiate drug (a follow on product to replace SPD491 which has been terminated). Whilst SPD493 (formerly known as Valrocemide) was initially promising, it did not demonstrate adequate differentiation in preclinical evaluation and Phase 1 clinical trials to warrant further development by Shire. Similarly SPD500 (Tissue protective cytokine technology) is no longer under development. Whilst NRP290 (a product from the New River acquisition to treat pain) is no longer under consideration, Shire is advancing key technology purchased as part of the New River acquisition and initial findings show promise in several disease states.

Human Genetic Therapies

ERT

Velaglucerase alfa (GA-GCB)

Velaglucerase alfa is an enzyme replacement therapy being developed for the treatment of Gaucher disease. Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase. As a result of this deficiency, certain lipids accumulate in specific cells of the liver, spleen and bone marrow causing significant clinical symptoms in the patient, including enlargement of the liver and spleen, hematological abnormalities and bone disease.

In April 2004, Transkaryotic Therapies, Inc (“TKT”)  (which was acquired by the Company on July 27, 2005) initiated a clinical trial to evaluate the safety and clinical efficacy of velaglucerase alfa. Results from this study were announced during the last quarter of 2005 and based upon these positive results the Company commenced a Phase 3 clinical program in 2007.  The Phase 3 clinical program is ongoing on a worldwide basis. It is anticipated that this development program will support filing of velaglucerase alfa from the second half of 2009.

ELAPRASE for Hunters CNS

The Company has completed proof of concept studies and completed all pre-clinical work for ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms (“Hunter CNS”).  In December 2007 Shire filed an Investigational New Drug (“IND”) application. The IND was accepted by the FDA in January 2008.

ERT for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)

The Company has completed proof of concept studies and has advanced into pre-clinical development for ERT for the treatment of Sanfillippo Syndrome, which is a lysosomal storage disorder.

ERT for metachromatic leukodystrophy (“MLD”)

The Company has completed proof of concept studies and has advanced into pre-clinical development for ERT for the treatment of MLD, which is a lysosomal storage disorder.

Pharmacological Chaperone Technology

On November 7, 2007 Shire entered into a license agreement with Amicus Therapeutics, Inc. (“Amicus”) under which it received the rights to three compounds, PLICERA, AMIGAL and AT2220, in markets outside the US.

PLICERA

PLICERA is an orally-administered, small molecule pharmacological chaperone that is being developed for the treatment of Gaucher disease.

Amicus filed an IND application for PLICERA for the treatment of Gaucher disease and has completed Phase 1 clinical trials. Phase 2 clinical trials began in March 2007 and are continuing through 2008.  PLICERA has received  orphan drug designation by the EMEA, which may provide it with up to ten years market exclusivity in the EU.

AMIGAL

AMIGAL is an orally-administered, small molecule pharmacological chaperone being developed for the treatment of Fabry disease.  AMIGAL has received orphan drug designation by the EMEA, which may provide it with up to ten years market exclusivity in the EU.  Phase 2 clinical trials for AMIGAL are continuing through 2008.

AT2220

AT2220 is an orally-administered, small molecule pharmacological chaperone being developed for the treatment of Pompe disease.  Pompe disease, also known as glycogen storage disease type II or acid maltase deficiency, is a relatively rare neuromuscular and lysosomal storage disorder caused by inherited genetic mutations in a key enzyme called acid α-glucosidase (Gaa) which result in deficient activity of the enzyme Gaa. The deficient activity of the Gaa enzyme, which normally breaks down glycogen, results in lysosomal glycogen accumulation in skeletal, cardiac and smooth muscle tissue.  AT2220 is currently in Phase 1 clinical trials continuing through 2008.

Projects in pre-clinical development

A number of additional projects are underway in the early stages of development.

Manufacturing and distribution

Manufacturing

The Company has its own manufacturing capability for certain products at its manufacturing facility in Owings Mills, Maryland and has also entered into supply agreements with third party contract manufacturers.  All products marketed by the international sales and marketing operation are either manufactured and supplied by the licensor of the product under supply arrangements or are manufactured for Shire by third parties under contract.

The Company currently dual sources for VYVANSE, ADDERALL XR, FOSRENOL and REPLAGAL and is currently developing a second source of manufacture for LIALDA and ELAPRASE.  The Company manages the risks associated with reliance on single sources of production by carrying additional inventories or developing second sources of supply.

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its Specialty Pharmaceutical products and Shire has manufacturing capability for agalsidase and idursulfase at its protein manufacturing plant in Cambridge, Massachusetts, US for its HGT products, REPLAGAL and ELAPRASE.

The Company currently has a dual source of API for VYVANSE, DAYTRANA, ADDERALL XR, PENTASA, LIALDA, and CARBATROL.  The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.  A second source of supply of idursulfase for ELAPRASE is being developed.

Distribution

The Company’s US distribution center, which includes a large vault to house US Drug Enforcement Agency (“DEA”) regulated Schedule II products, is located in Kentucky.  From there, the Company distributes its Specialty Pharmaceutical products through the three major wholesalers who have a hub or distribution centers that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

The distribution and warehousing of HGT products are contracted out to specialist third party contractors.  Distribution agreements are in place for other export territories where the Company does not have local operations.

Physical distribution in the UK, Spain, Italy, France, Germany and the Republic of Ireland is contracted out to third parties and distribution agreements are in place for certain other export territories where the Company does not have local operations.

Material customers

The Company’s three largest trade customers are Cardinal Health Inc., McKesson Corp., and Amerisource Bergen Corp., all of which are in the US.  In 2007, these wholesale customers accounted for approximately 40%, 33%, and 12% of total product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available.  The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents.  The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it.  The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan.  Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support patent applications by its licensors.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold.  It may also change over the course of time as patents are granted or expire, or become extended, modified or revoked.  The following non-exhaustive list sets forth details of the granted US and EU patents pertaining to the Company’s key marketed products, material products from which the Company receives a royalty and major products in later stages of development, or technology relating to those products, which are owned by or licensed to the Company and that are material to an understanding of the Company’s business taken as a whole. The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US 6,605,300 US 6,913,768	October 21, 2018 October 21, 2018 January 29, 2023
CARBATROL	US 5,326,570 US 5,912,013 EP 0660705	July 23, 2011 June 15, 2016 July 23, 2012
DAYTRANA	US 5,958,446 US 6,210,705 US 6,348,211 EP 591432 EP 1037615	December 12, 2012 September 30, 2018 September 30, 2018 June 22, 2012 December 14, 2018
DYNEPO	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 EP 0750044	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 November 5, 2012
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211 US 6,153,188 US 6,541,254	September 3, 2019 August 25, 2015 September 3, 2019 November 12, 2011 November 12, 2011

FOSRENOL	US 5,968,976 US 7,078,059 EP 0817639	October 26, 2018 July 5, 2021 March 19, 2016
GA-GCB	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,566,099 US 7,138,262 EP 0750044	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 September 12, 2017 August 18, 2020 November 5, 2012
INTUNIV	US 5,854,290 US 6,287,599 US 6,811,794	September 21, 2015 December 20, 2020 December 20, 2021
JUVISTA (SPD538)	US 6,331,298 US 6,425,769 US 5,693,489 US 5,869,320	December 18, 2018 July 30, 2019 December 2, 2014 February 9, 2016
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REMINYL & REMINYL XL	US 4,663,318 US 6,099,863 US 6,358,527 US 7,160,559 EP 236684 EP 915701 EP1140105	December 14, 2008 June 6, 2017 June 6, 2017 December 20, 2019 January 15, 2007 June 6, 2017 December 20, 2019
REPLAGAL	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,083,725 US 6,395,884 US 6,458,574 EP 0750044 EP 0935651	June 24, 2014 March 31, 2015 March 31, 2015 November 5, 2011 September 12, 2017 September 12, 2017 September 12, 2017 November 5, 2012 September 12, 2017
SPD465	US 6,322,819 US 6,605,300	October 21, 2018 October 21, 2018
VYVANSE	US 7,105,486 US 7,223,735	June 29, 2023 June 29, 2023

EPZICOM	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 RE 39155 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
TRIZIVIR	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 US 7,119,202 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2009 February 8, 2010 January 3, 2012 May 20, 2012
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

ADHD market

Competition in the US ADHD market has increased as several products that compete with the Company’s products have been launched in recent years.  During recent years the Company has also introduced two new entrants to the market: VYVANSE, the Company’s stimulant pro-drug product, launched in 2007 and DAYTRANA, the Company’s methylphenidate transdermal product, launched in 2006.

Many of the competive products contain methylphenidate.  In 2000, Johnson & Johnson (in conjunction with ALZA) launched CONCERTA, a once-daily formulation of methylphenidate.  For the month of December, 2007, CONCERTA had a 20.7% share of the US ADHD market.  In 2001, UCB Pharma launched METADATE CD, a once-daily formulation of methylphenidate.  In December, 2007, METADATE CD had a 2.9% share of the US ADHD market. In 2002, Novartis (in conjunction with Elan) launched RITALIN LA, an extended release formulation of methylphenidate, and in 2005 Novartis launched FOCALIN XR in conjunction with Celgene Corporation, a long-acting formulation of dexmethylphenidate, the active ingredient of traditional methylphenidate preparations.  In December 2007 RITALIN LA and FOCALIN XR had a 2.2% and 6.2% share, respectively, of the US ADHD market.

In 2002, Barr launched a generic version of ADDERALL. Subsequently, five additional generic companies have launched generic versions. Total ADDERALL generic prescriptions accounted for about 12.7% of the market for the month of December, 2007.  In September 2006, Duramed purchased the product rights to the Company's ADDERALL product for $63 million. For further information see ITEM 7: Management’s Discussion and Analysis.

In 2003, Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD.  As of December, 2007, STRATTERA had an 8.8% share of the US ADHD market. The Company’s non-stimulant product, INTUNIV is in registration process in the US.

The Company is also aware of clinical development efforts by GSK, Cortex Pharmaceuticals Inc., Eisai Inc., Bristol-Myers Squibb (“BMS”) (in collaboration with Otsuka), AstraZeneca, CoMentis, Sciele (in collaboration with Addrenex), Eli Lilly,  Merck, and Abbott to develop additional indications and new non-stimulant treatment options for ADHD.

GI /Ulcerative Colitis market

Ulcerative colitis is a type of Inflammatory Bowel Disease.  The primary treatment for patients with ulcerative colitis are 5-ASA containing formulations. More than 88% of all ulcerative colitis patients receive treatment with 5-ASA. Competition in the oral 5-ASA market has remained relatively constant with the company’s LIALDA/MEZAVANT being the only new branded market entrant for patients with mild to moderate ulcerative colitis since the launch of the mesalamine pro-drug COLAZAL in 2001. Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

The US oral 5-ASA market is lead by Proctor and Gamble’s ASACOL. As of December 2007, ASACOL had a 63.2% share of the oral 5-ASA market, declining from 68.7% in December of 2006. As of December 2007 Salix’s COLAZAL had a 10.8% market share, while UCB’s DIPENTUM had a 1.2% market share.

The EU oral 5-ASA market is somewhat more fragmented. Major competitors in the UK include Proctor and Gamble’s ASACOL which had a 42.4% share of the UK oral 5-ASA market and Ferring’s PENTASA tablets had a 17.4% market share. The German oral 5-ASA market is led by Dr Falk’s SALOFALK, with 59.1% market share, followed by Merkle’s CLAVERSAL with 21.9% share. CLAVERSAL and PENTASA are the leaders in the oral 5-ASA market in Spain with 46.9% and 39.0% market shares, respectively.  PENTASA tablets are the market leader in France with 68.7% market share of the oral 5-ASA market.  Norgine’s FIV-ASA had a 12% share of the French oral 5-ASA market. Overall, Proctor and Gamble’s ASACOL had a 32% share of the EU G5 oral 5-ASA market.

Mesalamine and balsalazide products are generally protected by formulation patents only.  In December 2007, the FDA denied Salix’s Citizen’s Petition for COLAZAL and Salix subsequently announced the launch of an authorized generic version by Watson Laboratories. This was followed by the introduction of three other generic versions of COLAZAL.

The Company is aware of other 5-ASA formulation development efforts by Salix and Proctor and Gamble and other non-5-ASA biologic treatments in development for Inflammatory Bowel Disease by UCB and Abbott.

Renal Market

Competition in the global hyperphosphatemia market is evolving with a trend in the market towards the greater use of non-calcium containing phosphate binders. RENAGEL (Genzyme; sevelamer hydrochloride) is the leading non-calcium phosphate binder with worldwide sales of $630m (IMS MAT Sept 2007).  The Company is also aware of clinical development efforts of Genzyme to develop follow-on products less likely to cause metabolic acidosis than the current hydrochloride salt and of efforts by Amgen, Ineos and Keryx to develop other non-calcium binders.

Competition within the European ESA market is intense and it is increasingly a commoditised market in many countries.  The market is presently dominated by three established erythropoietin products: epoetin alfa (EPREX, Janssen-Cilag), epoetin beta (NEO RECORMON, Roche) and darbepoetin alfa (ARANESP, Amgen).  Shire’s DYNEPO and Roche’s MICERA were launched in 2007. All ESAs are recombinant EPO products produced in Chinese-Hamster-Ovary cell lines except DYNEPO which is produced from a human cell line.

In 2007, the EMEA issued guidelines for the development and registration of ‘biosimilar’ products.  Three epoetin alfa biosimilar products have been approved / launched, BINOCRIT (Sandoz GmbH), EPOETIN ALFA HEXAL (Hexal Biotech Forschungs GmbH) and ABSEAMED (Medice Arzneimittel Putter GmbH & Co.).  Other biosimilars such as SILAPO (epoetin zeta(rhEPO)) from Stada Arzneimittel AG and RETACRIT (epoetin zeta(rhEPO) from Hospira Enterprises B.V were approved by the European Commission in October 2007. Since the launch of these biosimilar products, pricing pressures within the European ESA market have increased and are expected to intensify for both branded and biosimilar products.  The Company is aware of the progression of other biosimilar products as well as clinical development efforts by Affymax (in conjunction with Takeda) and FibroGen (in conjunction with Astellas).

Market for the treatment of rare genetic diseases

The Company believes that the primary competition with respect to its products for rare genetic diseases is from smaller pharmaceutical and biotechnology companies. Competitors for lysosomal storage disorders include BioMarin Pharmaceutical Inc., Actelion Ltd., and Genzyme. Specifically, REPLAGAL competes with Genzyme’s FABRAZYME, and, if approved, velaglucerase alfa would compete with Genzyme’s CEREZYME.  Shire does not know of any party developing an enzyme replacement therapy for the treatment of Hunter syndrome.

The markets for some of the potential products for rare genetic diseases caused by protein deficiencies are quite small, and consequently, the Company has sought orphan drug designation for certain of such products.

Both REPLAGAL and FABRAZYME were granted co-exclusive orphan drug status in the EU for up to ten years. Genzyme has orphan drug exclusivity for FABRAZYME in the United States until April 2010. ELAPRASE has orphan drug designation in the United States and the EU.

For more information on orphan drug designation, see Part I – ITEM 1: Business – Government regulation.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve.

3TC/EPIVIR

In the Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (“NRTI”)  market of which 3TC/EPIVIR is a part, there are a number of anti-HIV drugs which are currently sold.

Of the branded drugs available, TRUVADA (tenofovir/emtricitabine), VIREAD (tenofovir) and sold by GSK, ZERIT (stavudine, d4T) and VIDEX (didanosine) sold by BMS and HIVID (zalcitabine) sold by Roche represent the most direct competition.

TRIZIVIR/COMBIVIR/EPZICOM

In the Combined NRTI market of which TRIZIVIR, COMBIVIR and EPZICOM are a part, there is one major competitor – TRUVADA sold by Gilead.

Other HIV competition

In addition to the two NRTI HIV markets in which Shire operates, there is competition from:

•	NNRTIs. Of the branded NNRTIs available, SUSTIVA (efavirenz) sold by BMS and VIRAMUNE (nevirapine) sold by Boehringer-Ingelheim represent the most significant competition.

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

•
Entry inhibitors and others.  Of the branded drugs available, ATRIPLA (efavirenz/emtricitabine/tenofovir), a cross-class fixed dose combination sold by Gilead and BMS, and FUZEON (enfuvirtide), an injectable integrase inhibitor sold by Roche/Trimeris represent the most significant competition.

Generic HIV competitors

BMS’s VIDEX EC (didanosine) became the first generic HIV product in the United States in 2004.  GSK’s RETROVIR (AZT) came off patent in the US in September 2005 and in Europe in March 2006.

Furthermore in 2007 generic drug companies have filed ANDAs seeking approval for EPIVIR, COMBIVIR, ZEFFIX and EPZICOM in the US.  (See further information within “Royalties received from antiviral products” above.)

Government regulation

The clinical development, manufacturing and marketing of Shire’s products are subject to governmental regulation in the US, the EU and other territories.  The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU, govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion and pricing of the Company’s products.  Product development and approval within these regulatory frameworks take a number of years and involves the expenditure of substantial resources.

In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing.  Clinical trials for new products are typically conducted in three sequential phases that may overlap.  In Phase 1, the initial introduction of the pharmaceutical compound into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology.  Phase 2 involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks.  Once a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken with a larger number of patients to provide enough data to statistically evaluate the efficiency and safety of the product and to evaluate more fully clinical outcomes.   The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product.

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data.  The FDA undertakes the review for the US.   In the EU the review may be undertaken by the following: (i) members of the EMEA’s Committee for Medicinal Products for Human Use (“CHMP”) as part of a centralized procedure; (ii) an individual country's agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question; or (iii) a competent member state’s authorities through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure for those drugs that are ineligible for a “centralized” review.

Approval can take from several months to several years, or be denied.  The approval process can be affected by a number of factors - for example additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs.     As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as deemed appropriate.  After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications.  The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

As a condition of approval, the regulatory agency will require that the product continue to meet regulatory requirements as to safety, efficacy and quality and will require strict procedures to monitor and report any adverse effects.  Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to prescribing advice or to product licences.  Additional data may result in a product authorization being withdrawn at any stage.

Some jurisdictions, including EU and the United States, may designate drugs for relatively small patient populations as “orphan drugs”. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in the EU and for up to 7 years in the United States.  These laws are particularly pertinent to Shire’s HGT business unit.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand name drugs as well as abbreviated application procedures for generic versions of those drugs.  Approval to manufacture these drugs is obtained by filing an ANDA.  As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions.  All products will be subject to an “8+2+1” exclusivity regime.  A generic company may file a marketing authorization application for that product with the health authorities eight years after the innovator has received its first community authorization for a medicinal product.  The generic company may not commercialize the product until after either ten (8+2) or eleven years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

In the US, the DEA also regulates the national production and distribution in the US of Scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand.  As Schedule II drugs, the production and distribution of Shire’s ADHD products are strictly controlled.

The branch of the FDA responsible for drug marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved products. Shire is also subject to various US federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws.    Similar review and regulation of advertising and marketing practices exists in the other geographic areas where the company operates.

Regulatory Developments

In the US in recent years various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible.  Such proposals and legislation include, and future proposals could include, price controls or patient access constraints on medicines and increases in required rebates or discounts. Similar issues exist in the EU.  The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints.  Additionally, legislation is being debated at the federal level in the US that could allow patient access to drugs approved in other countries – most notably Canada.  This is generally referred to as drug re-importation.  Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities pertaining to drug re-importation.

Additionally, US federal and state proposals have called for substantial changes in the Medicaid program. US law requires the Company to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program.  Rebates potentially could be viewed as price discounts without appreciable increases in Shire’s product sales volume as an offset.  The Company must also give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs.

In September, 2007 the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) was signed into law.  It contains a wide range of changes potentially affecting the pharmaceutical industry covering issues relating to fees associated with application approval, drug safety and risk management, direct to consumer advertising, clinical trial and clinical trial result disclosure.  Implementing regulations and guidance will be forthcoming from the FDA and other agencies, and the Company is monitoring the situation closely to assure that it meets the new requirements.

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

 Third party reimbursement and pricing

The Company’s revenue depends, in part, upon the price third parties, such as health care providers and governmental organizations are willing to reimburse patients and physicians for the cost of the Company’s products or the Company’s competitors’ similar products and related treatment.  These third party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify their negotiated reimbursement prices.  In the US, several factors outside Shire’s control could significantly influence the sale prices of pharmaceutical products, including: Medicare Part D prescription drug plans; new Medicare Part B reimbursement rules; the increase in states seeking supplemental Medicaid rebates; the ongoing trend toward managed healthcare; and the renewed focus on reducing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs.  For example, revisions or clarification from the Centers for Medicare and Medicaid Services (“CMS”) related to Medicaid and other government reimbursement programs may have retroactive application which may result in changes to management’s estimated rebate liability reported in a prior period.  At the time of sale, revenues from the Company’s products are reasonably estimable with the aid of historical trend analysis and consideration of any current period changes in pricing practices.  The rebates can be reasonably determinable at the time of sale to the initial customers.  These factors would not impact our revenue recognition policy under generally accepted accounting principles.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 established a voluntary drug benefit for Medicare beneficiaries and created the new Medicare Part D and Medicare Part B.  Medicare Part D gives elderly and disabled people, already on Medicare, access to subsidized prescription drug coverage from January 2006 onwards. Medicare Part B establishes new rules to lower Medicare’s reimbursement rate for physician administered drugs.    It is difficult to predict the long-term impact of this expansion of Medicare on pharmaceutical companies.  Usage of pharmaceutical products may increase as the result of expanded access to medications afforded by partial reimbursement under Medicare.  However, such potential sales increases may be offset by increased pricing pressures due to enhanced purchasing power of the private sector that will negotiate on behalf of Medicare beneficiaries.

Similar developments may take place in the EU markets, where the emphasis will likely be on price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not established.  Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products in the EU.    Limits on reimbursement available from third party payers may reduce the demand for the Company’s products.  Price applications in Europe have delayed product launches of products otherwise approved in some countries for up to two years and, as a consequence, the Company’s estimated dates for product launches may be subject to change as a result of these factors.

Corporate Responsibility (“CR”)

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

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success.  The Company believes that it has a good relationship with its employees.  As at December 31, 2007 the Company had 3,436 employees.

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

ITEM 1A:  Risk Factors

The Company has adopted a risk management strategy designed to identify, assess and manage the significant risks that it faces. While the Company aims to identify and manage such risks, no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors, associated with the business, that have been identified through the Company's approach to risk management.  Some of these risk factors are specific to the Company, and others are more generally applicable to the pharmaceutical industry in which the Company operates.  The Company considers that these risk factors apply equally and, therefore, these risks should all be carefully considered before any investment is made in Shire.

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

VYVANSE and the Company’s other new products may not be a commercial success

The commercial success of the Company’s new products will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of marketing approvals, the scope of marketing approvals as reflected in the product’s label, the countries in which such approvals are obtained, the authorization of price and reimbursement in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

In particular, the Company anticipates that there will be one or more generic competitors of ADDERALL XR in the ADHD market beginning April 2009.  The Company expects that sales of VYVANSE will partially offset any decline in sales of ADDERALL XR and that VYVANSE prescriptions will come from a number of sources, including patients who are new to ADHD treatment, patients who previously were taking ADDERALL XR, and patients who were taking another ADHD medication.  The Company may not be able to transition patients successfully from ADDERALL XR or other ADHD medications to VYVANSE, especially if any or all of the following occur:

•	if physicians who are comfortable with an existing product are unwilling to prescribe a new product in its place;

•	if patients who are comfortable with an existing product do not wish to take a new product in its place;

•	if parents or caregivers who are comfortable with an existing product do not want their children to take a new product in its place;

•	if third-party payers are unwilling to pay for a new product;

•	if the sales and marketing efforts behind VYVANSE are not effective in positioning VYVANSE and differentiating it from ADDERALL XR;

•	if the FDA approved label for VYVANSE is not seen as significantly differentiating VYVANSE from currently marketed treatments for ADHD;

•	if competitive products are genericised and the impact on the market negatively affects the prescribing of branded treatments for ADHD;

•	if there are unanticipated adverse events experienced with the product not seen in clinical trials that impact the physician’s willingness to prescribe VYVANSE;

•
if issues arise from clinical trials being conducted for post marketing purposes or for registration in another country or regulatory agencies in one country act in a way that causes concern for prescribers or patients in another country; or

•	if the supply of amphetamine salts is restricted due to DEA quota restrictions or because of issues experienced in the supply chain by Shire or third party agents.

Further, if VYVANSE is not a commercial success, Shire will not experience the anticipated economic benefits from VYVANSE or from its acquisition of New River.

If the Company is unable to commercialize VYVANSE or any other new product successfully, there may be an adverse effect on the Company’s revenues, financial condition and results of operations.

Any decrease in the combined sales of VYVANSE and ADDERALL XR will significantly reduce revenues and earnings

In 2007, sales of VYVANSE and ADDERALL XR were $1,107.4 million, representing approximately 45% of the Company's total revenues. Any factors that decrease the combined sales of VYVANSE and ADDERALL XR could significantly reduce revenue and earnings and have a material adverse effect on the Company's financial condition and results of operations. These include:

•	development and marketing of competitive pharmaceuticals, including generic versions of ADDERALL XR which the Company anticipates will be in the market from April 2009;

•	issues impacting the production of VYVANSE or ADDERALL XR or the supply of amphetamine salts including but not limited to the ability to get sufficient quota from the DEA;

•	technological advances (including the approval of new competing products for ADHD treatments);

•	loss of patent protection or ability of competitors to challenge or circumvent the Company's patents (See ITEM 3 of this Form 10-K for details of current patent litigation);

•	changes in reimbursement policies of third-party payers;

•	government action/intervention;

•	marketing or pricing actions by competitors;

•	public opinion towards ADHD treatments;

•	any change in the label or other such regulatory intervention;

•	product liability claims; and

•	changes in prescription-writing practices.

Any decrease in the sales of 3TC could significantly reduce earnings

The Company receives royalties from GSK on the worldwide sales of 3TC. In 2007, the Company's royalty income relating to 3TC sales was $145.3 million. This income stream generates a larger proportion of net income relative to the Company's own product sales as there are minimal costs associated with this income.

Any factors that decrease sales of 3TC by GSK could significantly reduce the Company's earnings. These include:

•	development and marketing of competitive pharmaceuticals, including generic versions;

•	loss of patent protection or ability of competitors to challenge or circumvent patents (see Item 3 of this Form 10-K for details of current patent litigation);

•	reduction in the production of 3TC;

•	technological advances;

•	government action/intervention;

•	marketing or pricing actions by GSK's competitors;

•	any change in the label or other such regulatory intervention;

•	public opinion towards AIDS treatments; and

•	product liability claims.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for certain of the Company's products and parallel importation may impact future revenues and earnings

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for pharmaceutical products. Changes to governmental policy or practices could adversely affect the Company's sales, financial condition and results of operations. In addition, the cost of treatment established by health care providers, private health insurers and other organisations, such as health maintenance organisations and managed care organisations are under downward pressure and this, in turn, could impact on the prices at which the Company can sell its products.

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

The prices for certain of the Company's products when commercialised, including, in particular, products for the treatment of rare genetic diseases such as REPLAGAL and ELAPRASE, may be high compared to other pharmaceutical products. The Company may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for its products, including those that are likely to have a high annual cost of therapy. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for such products may adversely affect revenues and earnings.

Parallel importation occurs when an importer finds a cheaper price for a product or equivalent product on the world market and imports that product from the lower price jurisdiction to the higher price jurisdiction. If the parallel importation of lower priced drugs is permitted in the United States, it could have the effect of reducing sales of equivalent drugs in the United States. To the extent that parallel importation increases, the Company may receive less revenue and earnings from its commercialised products.  The parallel importation of prescription drugs is relatively common within the EU.

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

The Company dual-sources certain key products and/or active ingredients. However, the Company currently relies on a single source for production of the final drug product for each of DAYTRANA, DYNEPO, ELAPRASE, LIALDA, PENTASA, REMINYL and XAGRID and relies on a single active ingredient source for each of DYNEPO, ELAPRASE, FOSRENOL, REMINYL, REPLAGAL and XAGRID.

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

The Company uses bovine-derived serum sourced from New Zealand and North America in the manufacturing processes for REPLAGAL and ELAPRASE. The discovery of additional cattle in North America or the discovery of cattle in New Zealand with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on these products, or prohibit the Company from using these products at all in such countries.

The actions of certain customers can affect the Company's ability to sell or market products profitably, as well as impact net sales and growth comparisons

A small number of large wholesale distributors control a significant share of the United States and European markets. In 2007, for example, approximately 85% of the Company's product sales were attributable to three customers; McKesson Corp. Cardinal Health, Inc. and Amerisource Bergen Corp. In the event of financial failure of any of these customers, the Company may suffer financial loss and a decline in revenues and earnings.  In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations.  A significant portion of the Company’s Specialty Pharmaceutical product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the United States and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors. In addition, a significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's financial condition and results of operations.

RISK FACTORS RELATED TO THE BIOPHARMACEUTICAL INDUSTRY

The actions of governments, industry regulators and the economic environments in which the Company operates may adversely affect its ability to develop and market its products profitably

Changes to laws or regulations impacting the pharmaceutical industry, in any country in which the Company conducts its business, may adversely impact the Company's sales, financial condition and results of operations. In particular, changes to the regulations relating to orphan drug status may affect the exclusivity granted to products with such designation. Changes in the general economic conditions in any of the Company's major markets may also affect the Company's sales, financial condition and results of operations.

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

If the Company's projects or clinical trials for the development of products are unsuccessful, its products will not receive authorization for manufacture and sale

Due to the complexity of the formulation and development of pharmaceuticals, the Company cannot be certain that it or its collaborative partners will successfully complete the development of new products, or, if successful, that such products will be commercially viable.

Before obtaining regulatory approvals for the commercial sale of each product under development, the Company or its collaborative partners must demonstrate through clinical and other studies that the product is of appropriate quality and is safe and effective for the claimed use. Clinical trials of any product under development may not demonstrate the quality, safety and efficacy required to result in an approvable or a marketable product. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. In addition, regulatory authorities in Europe, the United States, Canada and other countries may require additional studies, which could result in (a) increased costs and significant development delays, or (b) termination of a project if it would no longer be economically viable. The completion rate of clinical trials is dependent upon, among other factors, obtaining adequate clinical supplies and recruiting patients. Delays in patient enrolment in clinical trials may also result in increased costs and program delays. Additional delays can occur in instances in which the Company shares control over the planning and execution of product development with collaborative partners. The Company cannot be certain that, if clinical trials are completed, either the Company or its collaborative partners will file for, or receive, required authorisations to manufacture and/or market potential products (including a marketing authorization application or NDA) or that such application will be reviewed and approved by the regulatory authorities in a timely manner, if at all.

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

Even if the Company obtains regulatory approvals, the terms of any product approval, including labelling, may be more restrictive than desired and could affect the marketability of its products. Regulatory authorities also have the power amongst other things, to:

•	revoke or suspend approvals of previously approved products;

•	require the recall of products that fail to meet regulatory requirements; and

•	close manufacturing plants that do not operate in conformity with cGMP and/or other regulatory requirements or approvals.

Such delays or actions could affect the Company's ability to manufacture and sell its products.

The failure of a strategic partner to develop and commercialize products could result in delays in approval or loss of revenue

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

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds. The Company also expends significant resources on research and development. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's financial position. The failure of these efforts to result in the development of products appropriate for testing in human clinical trials could have a material adverse effect on the Company's revenues, financial condition and results of operations.

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

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the FDA, the US Department of Justice and the DEA in the US. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such regulatory authorities could result in the distraction of senior management for prolonged periods of time, significant defence costs and substantial monetary penalties.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2007:

Location	Use	Approximate Square Footage	Owned or Leased
Basingstoke, Hampshire, UK	Office accommodation (Global Headquarters)	67,000	Owned

Wayne, Pennsylvania, USA	Office accommodation (US Headquarters)	375,000	Leased

Florence, Kentucky, USA	Warehousing and distribution facility	96,000	Leased

Owings Mills, Maryland, USA	Manufacturing facility and technology center	90,000	Leased

Dublin, Ireland	Office accommodation	16,000	Leased

Ville Saint-Laurent, Quebec, Canada	Office accommodation (Shire Canada Inc.)	34,000	Leased

Cambridge, Massachusetts, USA	Office accommodation (Shire Human Genetic Therapies Headquarters) and laboratories	181,000	Leased

Cambridge, Massachusetts, USA	Laboratories and manufacturing facility	29,000	Leased

Cambridge, Massachusetts, USA	Office accommodation	29,000	Leased

Lexington, Massachussetts, USA	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	189,000	Leased

Belmont, Massachusetts, USA	Warehousing facility	16,000	Leased

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world.  At December 31, 2007 all the above sites were utilized by the Company with the exception of part of the sites at Lexington, Massachusetts and Wayne, Pennsylvania, which are undergoing significant alterations.  In addition, Shire has properties at Cambridge, Massachusetts; Newport, Kentucky; Rockville, Maryland; and Randolph, Massachusetts which are not fully utilized.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 22(d), “Commitments and Contingencies, Legal proceedings” in our notes to the consolidated financial statements listed under ITEM 15 of Part IV of this Annual Report on Form 10-K.

In addition, information on legal proceedings relating to products from which the Company receives royalties is included within ITEM 1 of this Annual Report on Form 10-K.

ITEM 4: Submission of matters to a vote of security holders

Shire did not submit any matters to the vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

Shire plc’s ordinary shares are traded on the London Stock Exchange (“LSE”).  The following table presents the per share closing mid-market quotation for ordinary shares of Shire plc  as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2007
1st Quarter	11.44	10.36
2nd Quarter	12.43	10.33
3rd Quarter	13.16	11.18
4th Quarter	12.68	10.27

Year to December 31, 2006
1st Quarter	9.61	7.38
2nd Quarter	8.99	6.99
3rd Quarter	9.38	7.72
4th Quarter	10.90	8.57

The total number of record holders of ordinary shares of Shire plc as at February 15, 2008 was 5,932. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire plc. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Morgan Guaranty Trust Company of New York as depositary, and is quoted on the NASDAQ National Market.  As at February 15, 2008 the proportion of ordinary shares represented by ADRs was 34% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ National Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2007
1st Quarter	67.73	60.55
2nd Quarter	75.37	61.62
3rd Quarter	81.00	68.28
4th Quarter	77.34	64.16

Year to December 31, 2006
1st Quarter	50.30	38.61
2nd Quarter	48.31	38.33
3rd Quarter	52.26	42.50
4th Quarter	64.44	48.51

The number of record holders of ADSs in the United States as at February 15, 2008 was 353.  Since certain of the ADRs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Canadian exchangeable shares

On February 12, 2008, a subsidiary of Shire exercised a redemption call right and purchased each exchangeable share of Shire Acquisition Inc. (“SAI”) remaining in public ownership.  Exchangeable shareholders received either three ordinary shares of Shire plc or one American Depositary Share (“ADS”) representing three ordinary shares of Shire plc for each Exchangeable Share held.  Exchangeable Shares were issued to Canadian resident shareholders of Biochem Pharma Inc. (now Shire Canada, Inc.)  in 2001 as consideration for the acquisition by the Shire group of Biochem Pharma Inc.  The Exchangeable Shares, which were listed on the Toronto Stock Exchange, have now been de-listed from the Toronto Stock Exchange.

Dividend policy

A first interim dividend for the first half of 2007 of 2.15 US cents (1.05 pence) per ordinary share, equivalent to 6.44 US cents per ADS and 6.72 Canadian cents per Exchangeable Share, was paid in October 2007.  The Board has resolved to pay a second interim dividend of 6.47 US cents (3.33 pence) per ordinary share equivalent to 19.41 US cents per ADS for the six months to December 31, 2007.

A first interim dividend for the first half of 2006 of 1.93 US cents (1.05 pence) per ordinary share, equivalent to 5.8 US cents per ADS and 6.584 Canadian cents per Exchangeable Share, was paid in October 2006.  A second interim dividend for the second half of 2006 of 5.25 US cents (2.69 pence) per ordinary share equivalent to 15.74 US cents per ADS and 18.41 Canadian cents per Exchangeable Share was paid in April 2007.

This is consistent with Shire plc’s stated policy of paying a dividend semi-annually, set in US cents per share / ADS.  It is intended that the first interim payment each year should be the higher of i) the US dollar equivalent of the previous year’s first interim sterling dividend at declaration and ii) the previous year’s first interim US dollar dividend.

This ensures that both the US dollar and sterling interim dividends are at least commensurate with the previous year’s interim dividend. Dividend growth for the full year will continue to be formally decided on a US dollar basis and will be reviewed by the Board when the second interim dividend is determined.  Any growth will come through increasing the second interim dividend in a financial year. Shire intends to pursue a progressive dividend policy.

As a matter of English law, Shire plc may pay dividends only out of its distributable profits, which are the accumulated realized profits under generally accepted accounting principles in the United Kingdom (including reserves arising from a reduction of share capital), of Shire plc and not the consolidated Group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made.  At December 31, 2007, Shire plc had distributable profits of $3.8 billion.  Future dividend policy will be dependent upon distributable profits, financial condition, the terms of any then existing debt facilities and other relevant factors existing at that time.

Equity Compensation Plan Information

Equity compensation plan information is incorporated herein by reference to ITEM 12 of Part IV of this Annual Report on Form 10-K.

NASDAQ Corporate Governance Exemption

NASDAQ has granted Shire plc an exemption from the quorum requirement of its corporate governance standards in Marketplace Rule 4350 as Shire complies with the relevant quorum standards applicable to companies in the UK.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 were derived from the audited consolidated financial statements of the Company, included herein.  The selected consolidated financial data presented below as at December 31, 2005, 2004 and 2003 and for each of the two years in the period ended December 31, 2004 were derived from the audited financial statements of the Company, which are not included herein.  Certain amounts reported in previous years have been reclassified to conform to the 2007 presentation.

The selected consolidated financial data should be read in conjunction with “ITEM 7: Management’s discussion and analysis of financial condition and results of operations” and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2007	2006	2005	2004		2003
	$’M	$’M	$’M	$’M		$’M
Statement of Operations:
Total revenues	2,436.3	1,796.5	1,599.3	1,363.2		1,211.6
Total operating expenses (1) (2)	(3,815.4)	(1,513.3)	(2,124.2)	(950.3)		(824.6)
Operating (loss)/income	(1,379.1)	283.2	(524.9)	412.9		387.0
Total other (expense)/income, net (3)	(19.0)	33.6	33.2	13.5		(13.2)
(Loss)/income from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations	(1,398.1)	316.8	(491.7)	426.4		373.8
Income taxes	(55.5)	(84.9)	(88.8)	(128.3)		(106.8)
Equity in earnings/(losses) of equity method investees	1.8	5.7	(1.0)	2.5		(1.1)
(Loss)/Income from continuing operations	(1,451.8)	237.6	(581.5)	300.6		266.0
Gain/(loss) from discontinued operations, net of tax	-	40.6	-	(20.1)		(21.9)
Gain/(loss) on disposition of discontinued operations, net of tax	-	-	3.1	(44.2)		-
Net (loss)/income(3)	(1,451.8)	278.2	(578.4)	236.3		244.1

Earnings per share – basic
(Loss)/income from continuing operations	(268.7c )	47.2c	(116.2c )	60.6c		53.4c
Loss from discontinued operations	-	-	-	(4.1c	)	(4.4c )
Gain/(loss) on disposition of discontinued operations	-	8.1c	0.6c	(8.9c	)	-
	(268.7c )	55.3c	(115.6c )	47.6c		49.0c

Earnings per share – diluted
(Loss)/income from continuing operations	(268.7c )	46.6c	(116.2c )	59.4c		52.2c
Loss from discontinued operations	-	-	-	(3.9c	)	(4.2c )
Gain/(loss) on disposition of discontinued operations	-	8.0c	0.6c	(8.6c	)	-
	(268.7c )	54.6c	(115.6c )	46.9c		48.0c

(1)
Total operating expenses include an in-process research and development (“IPR&D”) write-off of $1,866.4 million in 2007 resulting from the acquisition of New River and $815.0 million in 2005 resulting from the acquisition of TKT; integration costs of $1.3 million; $5.6 million and $9.7 million in 2007, 2006 and 2005 respectively; and reorganization costs of $9.4 million, $48.5 million and $23.9 million in 2005, 2004 and 2003, respectively. The reorganization costs were in respect of the implementation of the new business model in 2005 and 2004 and the closure of Lead Optimization, together with the exit of certain properties in 2003.

(2)
Total operating expenses include a gain on sale of product rights of $127.8 million in 2007 and $63.0 million in 2006. See Note 4 to the consolidated financial statements in Part IV of this Annual Report.

(3)
Total other (expense)/ income, net includes interest income and expense, the gain or loss on the sale of investments, impairment of long-term investments and transactional foreign exchange.  Gains of $0.1 million, $3.9 million and $14.8 million on the sale of portfolio investments are included in Total other (expense)/ income in 2007, 2005 and 2004 respectively.  In 2005 this also includes $3.6 million on the sale of the drug formulation business. See note 28 to the consolidated financial statements in Part IV of this Annual Report.

ITEM 6: Selected financial data (continued)

Weighted average number of Shares (millions):
Basic	540.3	503.4	500.2	496.3	498.2
Diluted	540.3	509.3	500.2	511.3	519.0
Cash dividends declared and paid per ordinary share	7.3925c	6.3536c	5.6746c	1.8246c	-

December 31,	2007	2006	2005	2004	2003
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	1,696.8	1,810.3	1,312.2	1,928.9	1,794.1
Total assets	4,330.1	3,326.4	2,656.2	2,714.9	2,585.2
Total current liabilities	1,262.2	1,332.0	965.4	432.0	253.7
Non-current liabilities	1,840.9	52.1	43.5	32.2	408.4
Total liabilities	3,103.1	1,384.1	1,008.9	464.2	662.1
Total shareholders’ equity	1,227.0	1,942.3	1,647.3	2,250.7	1,923.1

ITEM 7: Management’s discussion and analysis of financial condition and results of operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.  Shire focuses its business on ADHD, HGT, GI and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions.  Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection either in the US or Europe.  Shire believes that a carefully selected portfolio of products with relatively small-scale sales forces will deliver strong results.

On April 19, 2007, consistent with its stated focus on the growing ADHD market, Shire completed the acquisition of New River allowing Shire full ownership and control of VYVANSE.

Substantially all of the Company’s revenues, expenditures, operating profits or losses and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within two operating segments: Specialty Pharmaceuticals and Human Genetic Therapies.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties (where Shire has out-licensed products to third parties):

•	89% (2006: 85%) of total revenues are derived from product sales, of which 76% (2006: 77%) are within the Specialty Products segment and 13% (2006: 8%) are within the Human Genetic Therapies segment;

•	10% of total revenues are derived from royalties (2006: 14%).

Shire’s strategic objectives are set using a balanced scorecard approach.  Objectives are also set at the business, functional and therapeutic area levels and are aligned with the Group–wide strategic and operational objectives. The Company therefore takes a fully integrated approach to strategic management. Key performance indicators (“KPIs”) are used to measure achievement of the objectives.  Strategic objectives are categorized into fields - ‘financial’, ‘customers’, ‘people & capabilities’ and ‘operational excellence’.  For 2007, Shire’s corporate objectives included: defined levels of revenue growth; target sales and contributions for core products; execution of defined therapeutic area strategic and operational plans; drug application filing and launch targets for new products; product in-licensing targets; the expansion of Shire’s geographic presence in key emerging markets; completion of out-licensing projects; implementation of an effective leadership development program; and maintenance of robust risk management practices including internal controls.

The markets in which the Company conducts its business are highly competitive and highly regulated.  The health care industry is experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•	increased R&D costs as development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	low cost generic drugs entering the market on expiration of patent protection; and

•	higher marketing costs due to the use of direct to consumer campaigns and competition for market share.

Shire’s strategy to become the leading specialty biopharmaceutical company has been developed to address these industry-wide competitive pressures.  This strategy has resulted in a series of initiatives in the following areas:

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market. With the acquisition of TKT in 2005, Shire substantially increased its presence in Europe and thereby diversified the risk associated with being reliant on one geographic market. Through the TKT acquisition, Shire acquired ELAPRASE (global rights), REPLAGAL (which is presently sold only outside the US) and DYNEPO (to which the Company has exclusive marketing rights outside the US). In addition, 2007 saw the European launches of MEZAVANT and the continued roll out of FOSRENOL in Europe.

For 2007, sales outside North America represented approximately 24% of net product sales (2006: 21%) and Shire expects this upward trend to continue in 2008. Shire’s late stage development pipeline contains a number of products with rights outside of the US, including VYVANSE, DAYTRANA, velaglucerase alfa (acquired as part of the TKT acquisition), SPD550, PLICERA and AMIGAL.

Shire’s continued expansion in Europe will be driven by the development of products with patent protection in both the North American and European markets wherever possible. In 2008 and the 2009, Europe should see:

•	the continued roll out of MEZAVANT; and

•	the launch of DAYTRANA,

In 2008 and 2009, the US should see:

•	the launch of VYVANSE for adult patients;

•	the launch of INTUNIV; and

•	the launch of FOSRENOL for CKD in patients pre-dialysis.

This program of new product launches will require significant investment in advertising, promotional spend and in some cases, additional sales representatives, leading to an increase in overall Selling, general and administrative (“SG&A”) costs for 2008, although SG&A costs are expected to fall as a proportion of product sales.

The specialist nature of HGT products means that relatively low associated SG&A and sales infrastructure investment is required, making them ideal products for Shire to launch into new markets. Shire will continue to consider launching products in new markets where entry barriers are low.  In markets outside North America and Europe where products require significant SG&A and infrastructure investment, Shire will assess opportunities for internal investment verses out-licensing partners on a country-by-country basis.  In 2007 both REPLAGAL and ELAPRASE were launched in Japan, in partnership with DSP and Genzyme, respectively.

R&D

Over the last four years Shire has focused its R&D efforts on products in its core therapeutic areas, which meet the needs of the specialist physician.  The Company has also concentrated its resources on obtaining regulatory approval for its later-stage pipeline products within its core therapeutic areas.

Evidence of the successful execution of this strategy can be seen from the progression of the Company’s development pipeline over the last four years.  Since January 2004, eight products have received regulatory approval in the US (including DAYTRANA and ELAPRASE in 2006, LIALDA in January 2007 and VYVANSE in February 2007) and four in Europe (including ELAPRASE and MEZAVANT in January 2007).  The Company has another three products in registration in the US (including VYVANSE for adult patients and INTUNIV) and DAYTRANA in registration in the EU and Canada.

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. Shire’s acquisition of TKT was driven, in part, by the comparatively low risk of developing protein replacement therapies for genetic disease compared to other drug discovery approaches.

R&D costs in 2008 will include expenditure on Phase 3(b) and Phase 4 studies to support recently launched products in the Specialty Pharmaceutical business, and the development of new projects in both the Specialty Pharmaceuticals and HGT businesses.

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

The Company anticipates that there will be one or more generic competitors to ADDERALL XR in the ADHD market beginning April 2009. ADDERALL XR is, in revenue terms, Shire’s most significant product representing 42% of total revenues in 2007 (2006: 48%).  The Company expects that sales of VYVANSE will partially offset any decline in sales of ADDERALL XR and that VYVANSE prescriptions will come from a number of sources, including patients who are new to ADHD treatment, patients who previously were taking ADDERALL XR, and patients who were taking another ADHD medication. However, there is a risk that the Company may not be able to transition patients successfully from ADDERALL XR or other ADHD medications to VYVANSE.

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

Business Development

The Company remains active in seeking out opportunities to acquire new products or companies that fit its business strategy, its existing therapeutic areas or are in complementary therapeutic areas. During 2007 Shire:

•	acquired New River, allowing the Company to capture the full economic value of VYVANSE, and gain control of the future development and commercialization of this product;

•
in-licensed rights to JUVISTA worldwide (with the exception of EU member states); rights to AMIGAL, PLICERA and AT2220, three Pharmacological chaperone compounds for lysosomal storage disorders in markets outside the US; SPD550 for GI disorders in markets outside the US and Japan; and exclusive development rights to SPD487 for ADHD;

As part of its strategy of focusing on drugs with long term patent protection in its core therapeutic areas, the Company continued its disposal program of non-core assets, including in 2007:

•	the sale of a portfolio of non-core products, including SOLARAZE and VANIQA to Almirall S.A. (“Almirall”); and

•	the sale of EQUETRO and transfer of all post approval study commitments to Validus Pharmaceuticals Inc.

Shire also licensed its residual rights for the US and Canada for the investigational HIV compound, SPD754 (also known as apricitabine), to the Australian biotechnology company, Avexa Limited (“Avexa”) , on January 23, 2007.

Organization and Structure

In 2007, Shire acquired New River and completed the integration of New River into the Company. Integration costs from the acquisition to December 31, 2007 totaled $1.3 million.

Product Highlights

VYVANSE

VYVANSE was approved by the FDA for use in the pediatric population in February 2007 and launched in the US in July 2007 (dosage strengths 30mg, 50mg and 70mg).   On December 10, 2007 the FDA approved three additional dosage strengths (20 mg, 40mg and 60mg) which will be available in retail pharmacies in the US in the second quarter of 2008. These additional strengths are designed to increase dosing flexibility.

By February 8, 2008 VYVANSE had achieved a US ADHD market share of 6%.

DAYTRANA

On January 9, 2008 the FDA issued a Warning Letter to Noven which related to Noven’s manufacture of DAYTRANA.  Further regulatory action could result if the FDA’s concerns are not satisfied fully.  Noven submitted a response to the FDA on January 30, 2008.

LIALDA/MEZAVANT

LIALDA the only once-daily oral formulation of mesalamine was approved by the FDA in January 2007 and launched in the US in March 2007, acquiring 8.0% share of the US oral mesalamine market at December 31, 2007.  Product sales for 2007 were $50.5 million.  Shire’s share of the US oral mesalamine market from LIALDA and PENTASA combined was 26% at February 8, 2008.

The product was launched in the UK in November 2007 as MEZAVANT XL, with further launches planned in the EU in 2008.  It was launched in Canada on January 28, 2008 as MEZAVANT.

FOSRENOL

International launches continued and FOSRENOL is now available in 24 countries with worldwide product sales of $102.2 million in 2007 (2006: $44.8 million).

DYNEPO

DYNEPO is the first and only ESA produced in a human cell line.  The product has been launched in several EU countries and product sales for 2007 were $14.2 million.

ELAPRASE

On February 11, 2008 ELAPRASE was approved for commercial sale by the Mexican Federal Commission for the Protection against Sanitary Risk. ELAPRASE is now approved in 38 countries worldwide and sales for the year to December 31, 2007 were $181.8 million (2006: $23.6 million).

In October 2007 ELAPRASE was launched in Japan, with sales and distribution managed by Genzyme.  Shire's gross profit on the arrangement equates to an effective royalty of approximately 25% to 30%, but revenues will be recorded in product sales.

REPLAGAL

REPLAGAL is now approved in 41 countries and product sales for 2007 were up 22% to $143.9 million (2006: $117.7 million). In February 2007 REPLAGAL was approved and launched in Japan through Shire’s partner DSP.  Similar to ELAPRASE Shire will recognize revenues into product sales.

Pipeline Highlights

Shire has expanded its product pipeline by in-licensing the following drug compounds and technologies in 2007:

JUVISTA

In August 2007 Shire acquired exclusive rights to develop and commercialize JUVISTA worldwide (with the exception of EU member states) from Renovo.  JUVISTA, which is being investigated for the prevention and reduction of scarring in connection with surgery, is in late Phase 2 development.

Seven Phase 2 efficacy trials for JUVISTA have now been reported of which six demonstrated statistically significant efficacy. Phase 2 clinical trials in multiple other surgery types are ongoing and are expected to report during 2008 and 2009.

Chaperone Technology

In November 2007 Shire in licensed from Amicus the rights to three compounds in markets outside the US:

•	AMIGAL for Fabry disease (Phase 2) received orphan drug designation by the EMEA, which may provide it with up to ten years market exclusivity in the EU;

•	PLICERA for Gaucher disease (Phase 2) received orphan drug designation by the EMEA, which may provide it with up to ten years market exclusivity in the EU; and

•	AT2220 for Pompe disease is currently in Phase 1 clinical trials.

SPD550

In December 2007 Shire licensed rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba.  SPD550 is Alba’s lead inhibitor of barrier dysfunction in various GI disorders and is currently in Phase 2 development for the treatment of Celiac disease.

ATS

In June 2007 Shire acquired exclusive development rights to ATS following completion of early development work by Noven.

Existing pipeline developments:

VYVANSE

In September 2007, the FDA accepted the filing of a sNDA for VYVANSE for the treatment of ADHD in adult patients.  The PDUFA action date is April 28, 2008.

On October 25, 2007 Shire released results from the Phase 3 clinical trials in adults.  In this double-blind, placebo-controlled, four-week study with dose escalation in 414 adults aged 18 to 55 years, treatment with VYVANSE at all doses studied (30 mg, 50 mg, 70 mg) was significantly more effective than placebo.

DAYTRANA

Regulatory submissions were filed for approval of the product with Health Canada on November 29, 2007 and with the Netherlands, as the reference member state for approval in the EU via the decentralized procedure, in December 12, 2007.

INTUNIV

In June 2007 Shire received an approvable letter from the FDA for INTUNIV. Shire is in discussions with the FDA regarding additional clinical work which is designed to enhance the label.  While the precise timing of the approval of INTUNIV is unknown, we anticipate that launch will occur in H2 2009.

SPD465

In May 2007 Shire received an approvable letter from the FDA.  Shire is not currently taking any steps to move this product towards approval.

FOSRENOL in patients pre-dialysis

On October 16, 2007 the FDA Cardiovascular and Renal Drugs Advisory Committee recommended by a majority vote the use of phosphate binders, including FOSRENOL, to treat hyperphosphatemia in CKD stage 4 patients.  Shire is working with the FDA to explore the regulatory pathway to approval for use in pre-dialysis patients.

LIALDA/MEZAVANT for diverticulitis

Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis, a colonic disease, were initiated in 2007.

ELAPRASE for Hunters CNS

In December 2007 Shire completed all pre-clinical work and filed an IND application.  The IND was accepted by the FDA on January 23, 2008.

Velaglucerase alfa

A worldwide Phase 3 clinical program was initiated in 2007 and is ongoing. It is anticipated that this development program will support filing of velaglucerase alfa from H2 2009.

Business Highlights

•
Shire licensed its residual rights (for the US and Canada) for the investigational HIV compound to Avexa on January 23, 2007.  In return Shire received an upfront cash payment of $10 million and Avexa shares valued at approximately $3 million.

•
In April 2007 Shire completed the acquisition of New River by way of a short-form merger for $64 per share, or approximately $2.6 billion, partly funded by a private equity placing of $0.9 billion in February 2007.

•
In May 2007 Shire issued $1.1 billion principal amount of convertible bonds due 2014.  The proceeds of the bonds were used by Shire to repay borrowings under its bank facilities previously drawn to partially fund the acquisition of New River.

•
Product divestments in December 2007 Shire completed the sale of a portfolio of non-core products, including SOLARAZE and VANIQA to Almirall for a cash consideration of $209.6 million, net of $2.2 million of costs associated with the transfer of product rights.  During the year Shire also received cash consideration of $24.8 million from the sale of other non-core products.

•	Legal settlements

o
In October 2007, all parties to the 2003 TKT class action securities lawsuit relating to REPLAGAL reached an agreement in principle to resolve the matter, subject to court approval, for $50 million.  In February 2008, the US District Court for the District of Massachusetts granted preliminary approval to the settlement. Shire will contribute $27 million toward the settlement (recognized within SG&A expenses) and its insurance companies will contribute the remaining $23 million.

o
In November 2007 Shire agreed to pay Applied Research Systems Holding N.V. and Serono S.A. (“Serono”) $12 million for a fully-paid, worldwide, non-exclusive license to Serono's patents related to GENE-ACTIVATION, including the US Patent No. 5,272,071.  Serono’s infringement suit against the Company in the Massachusetts’s District Court was subsequently dismissed.

Results of operations for the years to December 31, 2007 and 2006

For the year to December 31, 2007 the Company’s total revenues increased by 36% to $2,436.3 million, compared to $1,796.5 million in 2006.  Net loss for the year to December 31, 2007 was $1,451.8 million compared to a net income of $278.2 million in 2006.  The Company’s net loss for 2007 was primarily attributable to the IPR&D write-off of $1,866.4 million following the acquisition of New River.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2007	2006	Change
	$M	$M	%
Product sales	2,170.2	1,535.8	+41
Royalties	247.2	242.9	+2
Other revenues	18.9	17.8	+6
Total	2,436.3	1,796.5	+36

Product sales

Year to December 31,	2007	2006	Product sales growth	US prescription growth
	$’M	$M	%	%
Specialty Pharmaceuticals
ADHD
ADDERALL XR	1,030.9	863.6	+19	+3
VYVANSE	76.5	-	N/A	N/A
DAYTRANA	64.2	25.1	+156	+166
ADDERALL	-	23.6	N/A	N/A

GI
PENTASA	176.4	137.8	+28	+3
LIALDA	50.5	-	N/A	N/A

RENAL
FOSRENOL	102.2	44.8	+128	+5
DYNEPO	14.2	-	N/A	N/A

Other therapeutic areas
CALCICHEW	54.2	45.5	+19	N/A
CARBATROL	72.3	68.3	+6	-5
XAGRID	66.8	53.3	+25	N/A
REMINYL/REMINYL XL	31.2	21.5	+45	N/A
Other	105.1	111.0	-5
	1,844.5	1,394.5	+32
Human Genetic Therapies
REPLAGAL	143.9	117.7	+22	N/A
ELAPRASE	181.8	23.6	+670	N/A
	325.7	141.3	+131
Total	2,170.2	1,535.8	+41

The following discussion includes references to US prescription and US market share data for key products. The source of this data is IMS, December 2007.

ADDERALL XR

As a result of the launch of VYVANSE in July 2007 ADDERALL XR’s average share of the US ADHD market for 2007 fell to 25.5% (2006: 26.1%).  US prescriptions for ADDERALL XR for the year to December 31, 2007 increased by 3% compared to the same period in 2006 due to a 6% growth in the US ADHD market offset by the 0.6% fall in average market share.

Sales of ADDERALL XR for the year to December 31, 2007 were $1,030.9 million, an increase of 19% compared to the same period in 2006 (2006: $863.6 million).  Product sales growth was higher than prescription growth due primarily to price increases in January and October 2007.

As previously disclosed, the FTC informed Shire on October 3, 2006 that it was reviewing the ADDERALL XR patent litigation settlement agreement between Shire and Barr.  On June 22, 2007, the Company received a civil investigative demand requesting that it provides information to the FTC relating to its settlement with Barr and its earlier settlement with Impax. The Company is cooperating fully with this investigation and believes that the settlements are in compliance with all applicable laws.

Patent litigation proceedings relating to ADDERALL XR are in-progress.  For further information see ITEM 3: Legal Proceedings.

VYVANSE

VYVANSE was launched in the US market in July 2007 and at December 31, 2007 its market share had reached 5.2% (average annual market share 2%).  Product sales of $76.5 million for the year to December 31, 2007 were net of $42 million sales deductions, primarily coupons, wholesaler discounts and rebates, which are expected over time to be approximately 28% of product sales before sales deductions.

All initial launch stocks of VYVANSE totaling $57.8 million were recognised into revenue during the year to December 31, 2007.

DAYTRANA

Product sales for the year to December 31, 2007 were $64.2 million (2006: $25.1 million).  DAYTRANA’s average share of the US ADHD market increased to 2.1% in 2007 compared to 0.8% in 2006 (DAYTRANA was launched in June 2006).  US prescriptions of DAYTRANA for the year to December 31, 2007 over 2006 benefited from a full year of demand, 6% growth in the US ADHD market and higher market share.  For the six month period to December 31, 2007 prescriptions of DAYTRANA were up 31% compared to the same period in 2006. During September 2007 Shire announced a voluntary market withdrawal of a limited quantity of DAYTRANA patches following feedback from patients and caregivers who had experienced difficulty in removing the release liner.  Patches are now being manufactured using an enhanced process, which Shire believes offers improved ease of use when peeling off the release liner.

The addition of VYVANSE combined with ADDERALL XR and DAYTRANA’s market share helped Shire grow its total share of the US ADHD market to 31.1% at December 31, 2007 compared to 28.0% at December 31, 2006.  Shire has the leading portfolio of products in the US ADHD market.

PENTASA

US prescriptions of PENTASA for the year to December 31, 2007 were up 3% compared to the same period in 2006 primarily due to a 4% increase in the US oral mesalamine prescription market, offset by a 0.1% decrease in PENTASA’s average market share from 17.3% in 2006 to 17.2% in 2007.

Sales of PENTASA for the year to December 31, 2007 were $176.4 million, an increase of 28% compared to the same period in 2006 (2006: $137.8 million).  Sales growth is higher than prescription growth primarily due to restocking to normal levels in 2007 and the impact of price increases in November 2006 and August 2007.

LIALDA

Shire launched LIALDA in the US oral mesalamine market in March 2007, and by December 31, 2007 LIALDA had reached a market share of 8.0% (average annual market share 3.9%).  LIALDA’s product sales for the year to December 31, 2007 were $50.5 million. All initial launch stocks of LIALDA totaling $34.3 million were recognised into revenue during the year to December 31, 2007.

The product was launched in the UK in November 2007, Canada in January 2008 and further launches are planned in the EU during 2008, subject to the successful conclusion of pricing and reimbursement negotiations. In the UK and Ireland the product will be called MEZAVANT XL and Shire plans to market the product in most other EU countries as MEZAVANT.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined share of the US oral mesalamine prescription market had grown to 24.9% as at December 31, 2007, up from 17.6% as at December 31, 2006.

FOSRENOL

FOSRENOL is now available in 24 countries and global sales totaled $102.2 million for the year to December 31, 2007 (2006: $44.8 million).  Outside the US, FOSRENOL has now been launched in Germany, France, UK, Italy and Spain (in January 2008) and a number of other countries.  Sales of FOSRENOL outside the US for the year ended December 31, 2007 were $40.1 million compared to the same period in 2006 (2006: $4.6 million).

US sales of FOSRENOL for the year to December 31, 2007 were up 54% to $62.1 million compared to the same period in 2006 (2006: $40.2 million).  FOSRENOL’s average market share of the US phosphate binder market increased from 8.5% in 2006 to 8.6% in 2007.  The increase in product sales is due to a small wholesaler stocking increase in 2007 compared to significant wholesaler de-stocking of initial launch stocks in 2006, the continued shift to the 1 gram strength tablet launched in 2006, partially offset by higher sales deductions in 2007 compared to the same period in 2006 (relating to a one-off provision made in 2007 for returns of the 750mg dose).

DYNEPO

DYNEPO was launched in March 2007 in Germany and later in the year in the UK, France, Italy, and Ireland with sales for 2007 reaching $14.2 million.

CARBATROL

US prescriptions for CARBATROL for the year to December 31, 2007 were down 5% compared to the same period in 2006.  This was primarily due to a comparable decline in the US extended release carbamazepine prescription market; CARBATROL’s average market share remained constant.

Sales of CARBATROL for the year to December 31, 2007 were $72.3 million, an increase of 6% compared to the same period in 2006 (2006: $68.3 million).  Product sales increased despite the decrease in prescriptions, due to a sales price increase in April 2007 and restocking to normal levels, partially offset by higher sales deductions.

Patent litigation proceedings relating to CARBATROL are in-progress.  For further information see ITEM 3: Legal Proceedings.

XAGRID

Sales for the year to December 31, 2007 were $66.8 million, an increase of 25% compared to the same period in 2006 (2006: $53.3 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds sterling), sales increased by 15% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 10% increase.

REPLAGAL

Sales for the year to December 31, 2007 were $143.9 million, an increase of 22% compared to the same period in 2006 (2006: $117.7 million).  Expressed in transaction currencies (REPLAGAL is primarily sold in Euros and Pounds sterling) sales increased by 13% due to higher unit sales in Europe and Canada and the continued roll out of REPLAGAL to new countries, including those in Latin America, with REPLAGAL now approved in 41 countries (including Japan).  Exchange rate movements against the US dollar accounted for the remaining 9% increase in sales.

ELAPRASE

Sales for the year to December 31, 2007 were $181.8 million (2006: $23.6 million).  Sales growth in 2007 was driven primarily by a full year of sales in the US (ELAPRASE was launched in the US in August 2006), sales in Europe (ELAPRASE was launched in several European markets in the first half of 2007), and pre-approval sales in several Latin American markets.  ELAPRASE was approved for sale and marketing in Japan in October 2007 and is now approved for marketing and commercial distribution in 38 countries worldwide.

Foreign exchange effect

Revenues reported in US dollars include the impact of translating sales made in local currency (primarily Euros and Pounds sterling) into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of those products in their local currency:

	2007 sales in US dollars $M	2007 sales growth in local currency %	2007 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID
- sales in Euros	42.2	+19	+29	+10
- sales in Pounds sterling	24.6	+9	+18	+9

REPLAGAL
- sales in Euros	82.5	+7	+17	+10
- sales in Pounds sterling	25.2	+14	+24	+10

CALCICHEW sales in Pounds sterling	48.8	+10	+19	+9

REMINYL and REMINYL XL sales in Pounds sterling	28.8	+35	+46	+11

Royalties

Royalty revenue increased by 2% to $247.2 million for the year to December 31, 2007 (2006: $242.9 million).

Year to December 31,	2007	2006	Change
	$M	$M	%
3TC	145.3	150.9	-4
ZEFFIX	41.0	34.8	+18
Others	60.9	57.2	+6
Total	247.2	242.9	+2

3TC

Royalties from sales of 3TC for the year to December 31, 2007 were $145.3 million, a decrease of 4% compared to the same period in 2006 (2006: $150.9 million).  Excluding favorable foreign exchange movements of 4%, there has been a decline of 8% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the year to December 31, 2007 were $1,110 million, a decrease of 2% compared to the same period in 2006 (2006: $1,138 million), but a decrease of approximately 7% on a constant exchange rate basis.  While the nucleoside analogue market for HIV has continued to grow, competitive pressures, such as new entrants to the market and products in competing markets, have increased leading to a decline in 3TC sales.

In 2007 generic drug companies filed ANDAs seeking approval for EPIVIR, COMBIVIR, ZEFFIX and EPZICOM in the US. Pursuant to the GSK/Shire license for lamivudine products, GSK has the right to enforce the licensed patents.  In November 2007 GSK filed a patent infringement lawsuit against Teva in the US District Court for the District of Delaware for infringement of one of the patents relating to COMBIVIR. The patent, which covers the combination of AZT and lamivudine to treat HIV, expires in May 2012. Teva had filed an ANDA with the FDA with a certification of invalidity, unenforceability and non-infringement of that combination patent. Teva did not challenge two other patents relating to COMBIVIR that expire in 2010 and 2016.  The case is in its early stages.

ZEFFIX

Royalties from sales of ZEFFIX for the year to December 31, 2007 were $41.0 million, an increase of 18% compared to the same period in 2006 (2006: $34.8 million).  The impact of foreign exchange movements has contributed 8% to the reported growth; excluding favorable foreign exchange movements there has been an increase of 10% compared to the same period in 2006.

Shire receives royalties from GSK on worldwide ZEFFIX sales.  GSK’s worldwide sales of ZEFFIX for the year to December 31, 2007 were $341 million, an increase of 13% compared to the same period in 2006 (2006: $301 million).  This increase was mainly due to strong growth in the Chinese market and favorable foreign exchange rate movements.

OTHER

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen, an affiliate of Johnson & Johnson.  Shire has the exclusive marketing rights in the UK and the Republic of Ireland.

Barr and other companies have filed ANDAs with the FDA for generic versions of RAZADYNE.  Janssen and Synaptech have filed lawsuits against some of those ANDA filers.  A trial was held during the week of May 21, 2007.  No decision from the court has been issued to date.

Janssen and Synaptech filed lawsuits against Barr and Sandoz Inc. (“Sandoz”) for infringement of their patent rights relating to RAZADYNE ER as a result of Barr and Sandoz filing ANDAs with the FDA for generic versions of RAZADYNE ER.  No court dates have been set.

Cost of product sales

For the year to December 31, 2007 the cost of product sales was 14% of product sales (2006: 16%).  The cost of product sales for REPLAGAL in 2006 included a $47.0 million (3% of product sales) adjustment in respect of inventories acquired through the acquisition of TKT.  Excluding the impact of this fair value adjustment, cost of product sales as a percentage of product sales in 2006 was 13%.  The increase in cost of product sales as a percentage of products sales in 2007 over 2006 was primarily due to a shift in product mix resulting from increased sales of launched products, which had lower margins than existing products, and the write-off of inventory following the voluntary market withdrawal of a limited quantity of DAYTRANA patches.

For the year to December 31, 2007 cost of product sales included a charge of $5.5 million for share based compensation (2006: $3.2 million) which included a $2.1 million cumulative catch up charge (2006: $nil) in respect of the 2005 awards, for further information see SG&A below.

Research and development (R&D)

R&D expenditure increased to $566.6 million for the year to December 31, 2007 (26% of product sales), up from $380.5 million in the year to December 31, 2006 (25% of product sales).  For the year to December 31, 2007 R&D included upfront and milestone payments totaling $155.9 million (Renovo $75.0 million, Amicus $50.0 million, Alba $25.0 million and Noven $5.9 million) for the in-licensing of pipeline products (7% of product sales).  For the year to December 31, 2006 R&D included $80.5 million (New River $50.0 million, Duramed $25.0 million and Warren Pharmaceuticals Inc (“Warren”) $5.5 million) of upfront and milestone payments (5% of product sales).

Excluding these upfront and milestone payments, the increase in R&D expenditure in 2007 was due to Phase 3(b) and Phase 4 studies to support new product launches; the continuation of Phase 3 trials on velaglucerase alfa; the development of the Women’s Health franchise and JUVISTA; and the pre-clinical development of three HGT projects and the newly in-licensed Amicus products.

For the year to December 31, 2007 R&D included a charge of $17.0 million for share based compensation (2006: $5.4 million) which included a $4.6 million cumulative catch up charge in respect of 2005 awards, for further information see SG&A below.

Selling, general and administrative (“SG&A”) expenses

Total SG&A costs increased 28% to $1,196.0 million in the year to December 31, 2007 from $936.1 million in the year to December 31, 2006, which was substantially less than the product sales increase of 41%.  As a percentage of product sales, total SG&A costs were 55% (2006: 61%).

Year to December 31,	2007	2006	Change
	$’M	$M	%
Sales costs	330.2	247.0	+58
Marketing costs	421.8	370.0	+14
Other SG&A costs	289.7	218.4	+33
Depreciation and amortization(1)	154.3	100.7	+53
Total SG&A costs	1,196.0	936.1	+28

(1) Excludes depreciation from manufacturing plants of $5.0 million (2006: $4.8 million) and amortization of favorable supply contracts of $1.2 million (2006: $nil) which is included in cost of product sales.

The increase in SG&A expenses included the impact of the following:
•	an increase in the ADHD sales force to promote VYVANSE;
•	the cost of the new GI sales force in the US;
•	the advertising, promotional and marketing spend to support the launches of VYVANSE, LIALDA and ELAPRASE; and
•
a net charge of $17.0 million in respect of legal settlements, being a charge of $27.0 million for settlement of the TKT purported securities fraud class action shareholder suit partially offset by a $10.0 million release of existing legal provisions (1% of product sales);

For the year to December 31, 2007 SG&A included a charge of $52.7 million for share based compensation (2006: $34.4 million), which included a $22.5 million cumulative catch up charge (2006: $nil) in respect of 2005 awards.

The depreciation charge for the year to December 31, 2007 was $59.3 million (2006: $43.3 million), inclusive of impairment charges of $1.8 million (2006: $0.5 million).  The increase in depreciation follows investment in Shire’s infrastructure to support the continuing growth of the Company.

The amortization charge for the year to December 31, 2007 was $95.0 million (2006: $57.4 million), inclusive of impairment charges of $0.4 million (2006: $1.1 million). The increased charge is primarily due to the amortization of DAYTRANA, DYNEPO and VYVANSE intangible assets following the product launches in June 2006, March 2007 and July 2007 respectively.

The cumulative share based compensation catch up charge related to options issued by Shire in 2005 under the 2000 Executive Scheme.  These options were exercisable subject to certain performance criteria, including growth in Option EPS (being reported diluted earnings per share as adjusted for one-off items agreed by the Company’s Remuneration Committee between 2004 and 2007).

At the start of 2007 forecast Option EPS for the year was such that the Company thought it improbable that these 2005 awards would vest in 2008; rather it was thought that the awards would vest, based upon service conditions, in 2015. Since then, business performance has improved over the course of the year particularly in the fourth quarter in which the business generated $144 million of additional net income over the same period in 2006, equivalent to 209% growth for the fourth quarter. This strong performance in 2007 has enabled the Remuneration Committee to conclude that the 2005 awards will vest in 2008.  Accordingly the compensation charge for these awards based on the revised grant date fair value, is now being accrued over the three year vesting period to 2008 rather than the ten year period to 2015. The catch-up charge has been recognized in the fourth quarter of 2007; split $2.1 million to cost of product sales, $4.6 million to R&D and $22.5 million to SG&A.

In-Process R&D (“IPR&D”)

On April 19, 2007 Shire completed its acquisition of New River by way of a short-form merger, in an all-cash transaction.  The acquisition of New River allows Shire to capture the full economic value of VYVANSE, and gain control of the future development and commercialization of this product.

During the year to December 31, 2007 Shire expensed the portion of the New River purchase price allocated to IPR&D of $1,866.4 million. This amount represents the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, specifically VYVANSE indicated for ADHD in non-pediatric patients in the US ($1,786.8 million) and VYVANSE in RoW ($79.6 million).  During the fourth quarter of 2007 the Company reduced the values ascribed to intangible assets by $17.4 million and IPR&D by $29.7 million from amounts previously assigned in the preliminary purchase price allocation as a result of changes to preliminary estimates of deferred taxes in the purchase price allocation exercise.

On the acquisition date, VYVANSE had only achieved regulatory approval for use in pediatric patients in the US.  On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults in the US.  The PDUFA date for the FDA to issue a formal response to this application is April 28, 2008 and material net cash inflows would be anticipated one to two years after any approval.  At December 31, 2007, management estimated that future R&D costs until regulatory approval for VYVANSE for ADHD in non-pediatric patients in the US are approximately $35 to $45 million.  This estimate can be affected by various factors and is, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

On the acquisition date VYVANSE in RoW had not received regulatory approval. Planning is underway for submission of VYVANSE for the RoW; the filing for Canada is in preparation and anticipated in 2008.  The filing in Europe is expected to require clinical studies before submission; those studies are due to start in 2008 with filing anticipated in 2010.  Management estimates that material net cash inflows would be anticipated one to two years after the approval and that future R&D costs until regulatory approval for VYVANSE for ADHD in RoW are approximately $35 to $45 million.  These estimates can be affected by various factors and are, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

The Company considers that these IPR&D assets have no alternative future use outside their current development projects and these assets have therefore been charged to expense in the Consolidated Statement of Operations as of the acquisition date in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase method” (“FIN 4”).

Gain on sale of product rights

For the year to December 31, 2007 Shire recognized gains of $127.8 million on the sale of non-core products.

Shire received $209.6 million (net of $2.2 million of costs associated with the transfer of product rights) from Almirall for a portfolio of non core products comprising the dermatology products SOLARAZE and VANIQA and six non-promoted products across a range of indications, which were sold by Shire primarily in the UK, France, Germany, Italy, Spain and Ireland.  This sale realized a total gain of $139.2 million, of which $114.8 million was recognized during Q4 2007.  The remaining deferred gain of $24.4 million will be recognized in 2008 after the transfer of the relevant consents.

Shire received $24.8 million on the sale of other non-core products, realizing a total gain of $17.2 million, of which $13.0 million was recognized during 2007.  (The remaining deferred gain of $4.2 million relating to these disposals is expected to be recognized in 2008 on the transfer of marketing authorizations.)

During the year to December 31, 2006 Shire recognized a gain of $63.0 million on the disposal of ADDERALL to Duramed.

Integration costs

For the year to December 31, 2007 Shire incurred $1.3 million of costs associated with the integration of the New River business (2006: $5.6 million relating to the TKT acquisition).  New River is now fully integrated and no further integration costs are anticipated.

Interest income

For the year to December 31, 2007 Shire received interest income of $50.6 million (2006: $50.5 million).  Interest income primarily relates to interest received on cash balances.  Included in 2006 was interest of $6.5 million received from IDB Biomedical Inc. (“IDB”) on repayment of injectable flu development drawings arising on the disposal of the vaccines business in 2004.  Excluding this one-off item, interest income in 2007 is higher than in 2006 due to slightly higher average cash balances and higher average US dollar interest rates.

Interest expense

For the year to December 31, 2007 Shire incurred interest expense of $70.8 million (2006: $26.4 million).  The increase in interest expense follows the acquisition of New River which was partly funded by $1.3 billion of term loans, utilized under the $2.3 billion Multicurrency Term and Revolving Facilities Agreement.  These term loans were subsequently partially repaid using the proceeds from Shire’s $1.1 billion 2.75% convertible bond issued in May 2007.  The remaining $200 million of the term loans was also repaid during June 2007. Interest expense for the year to December 31, 2007 includes a $7.9 million write-off of deferred financing costs following the repayment of these term loans.

In the years to December 31, 2007 and 2006 interest expense includes a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  A trial date for the appraisal rights litigation has been set for May 12, 2008.  For further information see ITEM 3: Legal Proceedings.

Other income, net

Year to December 31,	2007	2006
	$’M	$’M
Impairment of long-term investments	(3.0)	(2.1)
GeneChem Funds management fee	3.6	4.6
Gain on sale of available-for-sale security	0.1	-
Foreign exchange(1)	(0.8)	3.2
Other	1.3	3.8
	1.2	9.5

(1) Includes gains and losses arising on translation of foreign currency transactions and balances and gains and losses on swap and forward foreign exchange contracts.

The impairment of long-term investments in 2007 and 2006 resulted from events and circumstances that indicated there was an other-than-temporary impairment of the relevant investment and, accordingly, management recorded an impairment based on its assessment of fair value.

For further details see Note 11 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Income taxes

The effective tax rate for the year to December 31, 2007 was -4.0% (2006: 26.8%). Excluding the IPR&D charge of $1,866.4 million which is not tax deductible, the effective tax rate for the year to December 31, 2007 has reduced by 14.9% to 11.9% compared to the year to December 31, 2006 as a result of an increase in favorable permanent differences of $32.8 million compared to the same period in 2006 (including the tax effect of Shire plc’s 2.75% convertible bonds, an increase in R&D tax credits and the tax effect of the gain on disposal of product rights) and a net reduction in valuation allowances of $4.7 million (2006: $125.5 million), partially offset by an increase in the provision for uncertain tax benefits and associated interest and penalties of $38.1 million (2006: an increase in tax contingencies of $187 million).

For further information, see Note 30 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Equity in earnings/(losses) of equity method investees

Net earnings of equity method investees of $1.8 million were recorded for the year to December 31, 2007 (2006: $5.7 million).  This comprised earnings of $6.5 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2006: $6.2 million), offset by losses of $4.7 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Healthcare Funds (2006: losses of $0.5 million).

Results of operations for the years to December 31, 2006 and 2005

For the year to December 31, 2006 the Company’s total revenues increased by 12% to $1,796.5 million, compared to $1,599.3 million in 2005.  Net income for the year to December 31, 2006 was $278.2 million compared to a net loss of $578.4 million in 2005.  The Company’s net loss for 2005 was primarily attributable to the IPR&D write-off of $815 million following the acquisition of TKT.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2006	2005	Change
	$M	$M	%
Product sales	1,535.8	1,327.7	+16
Royalties	242.9	242.9	+0
Other revenues	17.8	28.7	-38
Total	1,796.5	1,599.3	+12

Product sales

Year to December 31,	2006 $’M	2005 $’M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	863.6	730.8	+18	+8
ADDERALL	23.6	43.1	-45	-20
DAYTRANA	25.1	-	n/a	n/a

GI
PENTASA	137.8	136.1	+1	+2

RENAL
FOSRENOL	44.8	53.5	-16	+34

Other therapeutic areas
AGRYLIN and XAGRID
RoW	53.3	46.8	+14	n/a
North America (US & Canada)	7.5	46.0	-84	-91
CALCICHEW	45.5	38.7	+18	n/a
CARBATROL	68.3	72.1	-5	-9
COLAZIDE	9.2	8.6	+7	n/a
REMINYL/REMINYL XL	21.5	13.5	+59	n/a
SOLARAZE	13.2	12.5	+6	n/a
VANIQA	7.9	6.3	+25	n/a
LODINE	12.6	12.6	-	n/a
Other	60.6	65.8	-8	n/a
	1,394.5	1,286.4	+8
HGT
REPLAGAL*	117.7	41.3	n/a	n/a
ELAPRASE	23.6	-	n/a	n/a
	141.3	41.3	+242
Total	1,535.8	1,327.7	+16

* In 2005 this represents REPLAGAL sales for the five-month period since the acquisition of TKT. Total sales including pre-acquisition sales of $53.3 million were $94.6 million for the year ending December 31, 2005.

The following discussion includes references to US prescription and US market share data for key products. The source of this data is IMS, December 2006.

ADHD

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

ADDERALL

In September 2006, the Company sold to Duramed the product rights to ADDERALL for $63.0 million. The sales of ADDERALL in the year to December 31, 2006 of $23.6 million occurred prior to the sale of the product rights.

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

Shire had received reports concerning difficulty removing the release liner from a small percentage of DAYTRANA patches.  Although the product meets specifications, during the first quarter of 2007 Noven implemented manufacturing enhancements intended to make DAYTRANA easier to use. See “Results of operations for the years to December 31, 2007 and 2006” above for further information.

GI

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

RENAL

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

On October 18, 2006 Health Canada granted a marketing license application for FOSRENOL.  The Canadian launch was planned for Q2 2007.

Other therapeutic areas

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

Patent litigation proceedings relating to CARBATROL are in-progress.  For further information see ITEM 3: Legal Proceedings.

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

HGT

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

Notes
The above analysis does not include REPLAGAL sales of $104.3 million in Euros and Swedish Krona because there is no comparative data for REPLAGAL as it was acquired with TKT in July 2005.

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

Shire receives royalties from GSK on worldwide 3TC sales.  GSK’s worldwide sales of 3TC for the year to December 31, 2006 were $1,138 million, a decrease of 6% compared to prior year (2005: $1,211 million). The nucleoside analogue market for HIV has continued to grow, however competitive pressures, such as new entrants to the market and products in competing markets, have increased leading to a decline in 3TC sales.

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

In June 2006 Janssen and Synaptech filed a law suit against Barr for infringement of their patent rights relating to RAZADYNE ER as a result of Barr filing an ANDA with the FDA for a generic version of RAZADYNE ER.  At December 31, 2006 no court date had been set. See “Results of operations for the years to December 31, 2007 and 2006” above for further information.

Barr and other companies have filed ANDAs with the FDA for generic versions of RAZADYNE and Janssen and Synaptech have filed law suits against some of those ANDA filers.  At December 31, 2006, the court date for the first of these proceedings was May 2007. See “Results of operations for the years to December 31, 2007 and 2006” above for further information.

Cost of product sales

For the year to December 31, 2006 the cost of product sales was 16% of product sales (2005: 17%).  For the year to December 31, 2006 the cost of product sales for REPLAGAL included a $47.0 million adjustment in respect of acquired inventories (2005: $41.9 million).  This fair value adjustment increased Shire’s cost of product sales as a percentage of sales for the year ended December 31, 2006 by 3% (2005: 3%).

For the year to December 31, 2006 cost of product sales included a charge of $3.2 million for share based compensation (2005: $1.5 million).

Research and development (R&D)

R&D expenditure increased from $332.8 million in the year to December 31, 2005 to $380.5 million in the year to December 31, 2006, an increase of 14%.  The increase was primarily due to:

•	The addition of two significant R&D projects following the acquisition of TKT in 2005 (ELAPRASE and velaglucerase alfa); and

•	Upfront payments made to Duramed and Warren of $25.0 million and $5.5 million, respectively.

Expressed as a percentage of total revenues, R&D expenditure was 21% for the year to December 31, 2006 (2005: 21%). In both periods payments were made to New River of $50 million for in-licensing VYVANSE.  These payments have both been expensed in accordance with Shire’s accounting policy.  The payments to New River, Duramed and Warren in the year to December 31, 2006 totalled $80.5 million, equivalent to 5% of total revenues.  In the year to December 31, 2005 the $50.0 million payment to New River was equivalent to 3% of total revenues.

For the year to December 31, 2006 R&D included a charge of $5.4 million for share based compensation (2005: $2.9 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $735.5 million in the year to December 31, 2005, to $936.1 million in the year to December 31, 2006, an increase of 28%.  As a percentage of product sales, total SG&A costs were 61% (2005: 55%).

Year to December 31,
	2006	2005	Change
	$’M	$M	%
Sales costs	244.3	190.3	+28
Marketing costs	343.4	255.3	+35
Other SG&A costs	247.7	209.9	+18
Depreciation and amortization(1)	100.7	80.0	+35
Total SG&A costs	936.1	735.5	+28

(1)	Excludes depreciation from manufacturing plants of $4.8 million (2005: $3.5 million) which is included in cost of product sales.

The increase in SG&A expenses was expected, with additional expenditure required for:

•	The promotion and launch of DAYTRANA (including an increase in the ADHD sales force);

•	The recruitment of a new GI sales force in the US;

•	The recruitment of new US and European sales forces to launch ELAPRASE; and

•	Pre-launch activities relating to the 2007 launches of DYNEPO, LIALDA and VYVANSE.

For the year to December 31, 2006 SG&A included a charge of $34.4 million for share based compensation (2005: $24.8 million), representing 2% of total revenue (2005: 1%).

The depreciation charge for the year to December 31, 2006 was $43.3 million (2005: $29.2 million, including $6.5 million for impairments of property, plant and equipment).  The amortization charge for the year to December 31, 2006 was $57.4 million including intangible asset impairments of $1.1 million (2005: $50.8 million, including intangible asset impairments of $5.6 million).  The increase in both depreciation and amortization is primarily due to the inclusion of a full year’s amortisation and depreciation charge in respect of assets acquired through the TKT acquisition, together with the amortization of capitalized milestone payments for DAYTRANA following its launch in June 2006.

In-Process Research and Development

During the year to December 31, 2005 the Company wrote off the portion of the TKT purchase price allocated to IPR&D of $815 million.  This amount represents the value ascribed to those intangible assets acquired as part of the TKT acquisition, which at the time of acquisition had not been approved by the FDA or other regulatory authorities, including ELAPRASE and velaglucerase alfa.

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

In both years this expense primarily relates to a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. At December 31, 2006 the trial date for the appraisal rights litigation was set for April 23, 2007 (see ITEM 3: Legal Proceedings).

Other income, net

Year to December 31,	2006	2005
	$’M	$’M
Impairment of long-term investments	(2.1)	(2.0)
GeneChem Funds management fee	4.6	4.3
Gain on sale of available-for-sale security	-	3.9
Gain on sale of drug formulation business	-	3.6
Foreign exchange(1)	3.2	(1.4)
Other	3.8	1.5
	9.5	9.9

(1) Includes gains and losses arising on translation of foreign currency transactions and balances and gains and losses on forward foreign exchange contracts

The write-down of non-current asset investments in 2006 and 2005 resulted from events and circumstances that indicated there was an other-than-temporary impairment of investments and, accordingly, management recorded an impairment based on its assessment of fair value.

For further details see Note 28 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Income taxes

The effective rate of tax for the year to December 31, 2006 was 26.8% (2005: 27.5%, after excluding the impact of the $815 million write-off of IPR&D in respect of the TKT acquisition).  The effective rate has fallen by 0.7% as a result of an increase in deferred tax assets, offset by an increase in current tax liabilities.  The increase in deferred tax assets was primarily due to the reversal of valuation allowances of $120 million following changes in estimates as to the realisation, and by the crystallisation of additional losses.

For further information, see Note 30 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

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

Discontinued operations

During the year to December 31, 2006 the gains on disposition of discontinued operations totaled $40.6 million (2005: $3.1 million).  During 2006, ID Biomedical Corporation (“IDB”) repaid $70.6 million, being the injectable flu development tranche of the $100.0 million development loan facility provided to IDB as part of their acquisition of Shire’s vaccine business. The repayment followed GSK’s acquisition of IDB, after which IDB was provided with resources by GSK to fund the early repayment of the injectable flu tranche. The $29.4 million pipeline development tranche of the loan facility is still outstanding.

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

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise as sales levels increase; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases of Shire shares in the market to satisfy option exercises and the continuing cash generated from sales of Shire’s key products.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available.  The Company intends to defend its intellectual property and as a result may need cash for funding the cost of litigation.

The Company ordinarily finances its activities through cash generated from operating activities, credit facilities, private and public offerings of equity and debt securities; and the proceeds of asset or investment disposals.

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire plc issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each (the “Bonds”).  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount. The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and rateably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

The Bonds may be redeemed at the option of the Company (the “Call Option”) at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire plc’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights shall have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued.  The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of change of control. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying Shire plc ordinary shares and a cash top-up amount.

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

Direct costs of issue of the Bonds paid in the year to December 31, 2007 totaled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At December 31, 2007 $15.8 million was deferred ($3.1 million within other current assets and $12.7 million within other non-current assets).

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

The interest rate on each loan drawn under the RCF for each interest period, as determined by the Company, is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending December 31, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA) and LIBOR for the applicable currency and interest period.  Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

The Amended Facilities Agreement includes requirements that (i) Shire’s ratio of Net Debt to EBITDA (as defined in the Amended Facilities Agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

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

During the year ended December 31, 2007 the Company paid $14.5 million for the arrangement of the Facilities of which $9.4 million has been amortized in the year to December 31, 2007 (including $7.9 million written off following repayment of Term Loan A and Term Loan B).  The remaining arrangement costs of $5.1 million, which relate to the RCF, have been deferred and are being amortized over the estimated term of the facility ($1.2 million within other current assets and $3.9 million within other non-current assets).

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

New River financing

On April 19, 2007 Shire completed the acquisition of New River.  The total cost of the acquisition of approximately $2.6 billion was funded by: net proceeds of $877.3 million from the private placement, utilization of Term Loan A of $1,000 million and Term Loan B of $300 million, with the balance coming from Shire’s pre-acquisition cash resources.  Term Loan A and Term Loan B have subsequently been repaid from the issue proceeds of Shire plc’s 2.75% Convertible bonds ($1,100 million) and Shire’s own cash resources ($200 million).

Following Shire's acquisition of New River and the issue of the Bonds, the Company's liquidity profile has changed significantly.  Shire anticipates that its operating cash flow together with available cash and cash equivalents and the above mentioned RCF facility will be sufficient to meet its anticipated future operating expenses, the remaining costs associated with the acquisition of TKT, capital expenditures and debt service and lease obligations as they become due over the next twelve months.  In addition to the RCF the Company has uncommitted facilities totalling $21.9m which were unutilised as at 31 December 2007.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF discussed above and possibly through new borrowings and the issue of new equity, if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash funds (excluding restricted cash) as at December 31, 2007 and 2006:

December 31,	2007 $’M	2006 $’M
Cash and cash equivalents	762.5	1,126.9
Shire 2.75% Convertible bonds	1,100.0	-
Building financing obligation	32.9	-
Total debt	1,132.9	-
Net (debt)/cash funds	(370.4)	1,126.9

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2007 was $474.7 million resulting from a net loss of $1,451.8 million, non-cash items not affecting 2007 operating cash flows of $1,962.8 million (predominately the IPR&D charge of $1,866.4 million) and an increase in working capital of $36.3 million. The increase in working capital is due to higher sales in the fourth quarter of 2007 compared to 2006 following the launch of VYVANSE, LIALDA and DYNEPO earlier in 2007 which have resulted in an increase in accounts receivable of $120.7 million and inventory of $45.9 million, partially offset by an increase in sales deduction accruals of $24.1 million.   This is also offset by an increase in accounts and notes payable and other liabilities of $103.5 million, which is partly due to an increase in income tax payable.

Net cash provided by operating activities for the year to December 31, 2006 was $531.9 million resulting from net income of $278.2 million, non-cash items not affecting 2006 operating cashflows of $101.3 million and a decrease in working capital of $355.0 million. The decrease in working capital is due to an increase in accounts and notes payable and other liabilities of $297.0 million, which was predominately due to an increase in the income tax liability.

Net cash used in investing activities was $2,468.1 million in the year to December 31, 2007 and includes expenditure on the acquisition of New River of $2,458.6 million and associated acquisition expenses of $61.0 million; purchases of long term investments of $63.2 million (which includes expenditure of $50.0 million on an equity investment in Renovo); purchases of property, plant and equipment of $110.4 million and purchases of intangible assets of $59.0 million were partially offset by $234.4 million received as proceeds/deposits for the sale of certain product rights and $55.8 million received on maturity of New River’s short term investments.

Capital expenditure on property, plant and equipment included $36.1 million on IT projects at the Wayne, Pennsylvania US headquarters; $12.4 million on IT at the Basingstoke, UK, headquarters; $8.2 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $35.1 million and $8.2 million on leasehold improvements and IT equipment, respectively at Shire’s site in Cambridge, Massachusetts.  Capital expenditure on intangible assets included $50.0 million of sales milestones paid to Noven for DAYTRANA.

Net cash used in investing activities was $26.9 million in the year to December 31, 2006. This included purchases of property, plant and equipment of $100.3 million, intangibles of $58.8 million and long-term investments of $9.8 million respectively, offset by proceeds from the sale of the ADDERALL product rights for $63.0 million and proceeds from the loan repaid by IDB of $70.6 million (see Note 4 to the Company’s consolidated financial statements contained in Part IV of this Annual Report).  Capital expenditure on property, plant and equipment included $32.2 million on IT projects at the Wayne, Pennsylvania US headquarters; $8.0 million on building improvements and $12.5 million on IT at the Basingstoke, UK, headquarters; $9.9 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $8.8 million and $13.1 on leasehold improvements and IT equipment, respectively at Shire’s site in Cambridge, Massachusetts.  Capital expenditure on intangible assets included $50.0 million paid to Noven on the approval of DAYTRANA.

Net cash provided by financing activities was $1,623.0 million for the year to December 31, 2007.  On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million to partially fund the acquisition of New River, which, as described above, have subsequently been repaid in the period. Shire incurred $14.5 million of arrangement costs in respect of these facilities in the year to December 31, 2007.   In May 2007 Shire issued $1.1 billion principal amount of 2.75% convertible bonds due 2014. The net proceeds of the issue of the Bonds were $1.1 billion with associated issue costs of $18.3 million.  On February 20, 2007 Shire plc raised $877.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, Shire plc received $13.0 million from the exercise of warrants and $30.4 million from the exercise of stock options, made payments to acquire treasury stock of $186.0 million and paid a dividend of $41.3 million.  Shire also paid $279.4 million to holders of New River’s 3.5% Convertible Subordinated Notes due 2013 and received $141.8 million from Merrill Lynch in settlement of a purchased call option entered into by New River prior to the acquisition in April 2007.

Net cash used in financing activities was $42.6 million for the year to December 31, 2006.  This was primarily due to the cost to purchase treasury stock of $92.0 million and dividend payments of $32.4 million, offset by inflows of $81.9 million from the exercise of employee stock options.

Outstanding Letters of credit

As at December 31, 2007, the Company had irrevocable standby letters of credit in the amount of $23.2 million, including letters of credit with Barclays Bank plc in the amount of $14.2 million providing security on the recoverability of insurance claims, and with Bank of America in the amount of $7.7 million, providing security on the payment of lease obligations.

Cash Requirements

As at December 31, 2007, the Company’s cash requirements for contractual obligations and long-term liabilities reflected on the Balance Sheet were as follows:

	Payments due by period

	Total $’M	Less than 1 year $’M	1 – 3 years $’M	3 – 5 years $’M	More than 5 years $’M
Long-term debt obligations(i)	1,296.6	30.3	60.5	60.5	1,145.4
Building financing obligation(ii)	46.6	1.8	5.4	5.4	34.0
Operating leases obligation(iii)	209.4	36.9	63.6	42.9	66.0
Purchase obligations (iv)	296.6	227.1	58.4	11.1	-
Other long-term liabilities reflected on the Balance Sheet (v) (vi)	836.6	495.3	341.3	-	-
Total	2,685.8	791.4	529.2	119.9	1,245.4

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 issued in May 2007 and the interest on the convertible bonds has been included based on the contractual payment dates.  The principal amount of $1,100 million has been included within payments due in more than 5 years based on the Final Maturity Date of the convertible bonds.  The bondholders have the option to redeem the convertible bonds at the principal amount in May 2012 and the Company has the option to call the bonds subject to certain conditions after May 2012.  Further details are included within Liquidity and capital resources: Shire 2.75% Convertible Bonds due 2014 above.

(ii)
The Company has entered into a building financing arrangement for certain laboratory and office space for its HGT business unit in Massachusetts expiring in 2023.  For further information see Note 18, “Other long-term debt” in our notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K.

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

(v)
The liability to dissenting shareholders is included within the payments due in less than one year. As at December 31, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $60.3 million that may be awarded by the Court.  For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.  For further information see ITEM 3 of Part I of this Form 10-K: Legal Proceedings.

(vi)
Unrecognized tax benefits and associated interest and penalties of $10.9 million and $320.8 million are included within payments due in less than one year and payments due in one to three years, respectively.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. The most significant payments are as follows:

(i)	Alba

On December 14, 2007 Shire acquired worldwide rights to SPD550, in markets outside of the US and Japan, from Alba. SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease.  Shire paid an upfront license fee of $25 million (expensed as R&D in 2007) and will pay further development and sales milestones up to a maximum of $300 million.  Shire will also pay tiered royalties on net sales of the product.  Tiered royalty rates will be single or double digit dependent on annual net sales.

Alba and Shire have formed a joint development committee to monitor R&D activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL for Fabry disease (Phase 2), PLICERA for Gaucher disease (Phase 2) and AT2220 for Pompe disease (Phase 1). Shire paid Amicus an upfront license fee of $50 million (expensed as R&D in 2007), and will pay further development and sales based milestones to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

(iii)	JUVISTA

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

Following the expiration of the Hart Scott-Rodino (“HSR”) waiting period on August 10, 2007, Shire paid Renovo $75 million (expensed as R&D during 2007) and made an equity investment in Renovo of $50 million (at a subscription price of £2 per share, representing 6.5% of Renovo’s share capital immediately after the issue).  In addition, Shire will pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(iv)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven of the worldwide sales and marketing rights to DAYTRANA, Shire paid $50 million to Noven in the year to December 31, 2007 as a result of reaching sales milestones, of which $25 million was accrued at December 31, 2006.  These amounts have been capitalized within other intangible assets and will be amortized over approximately ten years.  Shire has a further obligation to pay Noven $25 million, contingent on future sales performance.

(v)	Women’s Health Products

In September 2006, Shire and Duramed entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the year to December 31, 2007 totaled $15.9 million.  At December 31, 2007 the maximum future reimbursement for Duramed incurred US development expenditure was $121.6 million.  Shire is separately responsible for development costs in its licensed territories.

(vi)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (v), at December 31, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $5.3 million (2006: $75.6 million).

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign currency fluctuations

A number of operating units in the Company have functional currencies other than the US Dollar.  As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US Dollar, Canadian Dollar, Pound Sterling, Euro and Swedish Krona.  The accumulated foreign currency translation differences of $64.9 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange losses of $0.8 million are reported in other income on the consolidated income statement.

As at December 31, 2007, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with inter-company transactions.  For further information, see ITEM 7A to this Annual Report.  As at December 31, 2007 the fair value of these contracts was an asset of $5.4 million.

Concentration of credit risk

The Company’s revenues from product sales are mainly derived from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains. For the year to December 31, 2007 there were three customers in the US who accounted for 75% of the Company’s total revenues. However, such clients typically have significant cash resources and as such the risk from concentration of credit is considered minimal.  The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments and trade accounts receivable. Excess cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits from a variety of financial institutions with strong credit ratings. These investments typically bear minimal risk.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through the acquisition of TKT and New River), the valuation of IPR&D, the valuation of the settlement of the pre-existing relationship between Shire and New River, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(i)	Litigation

The Company has a number of lawsuits pending that relate to product liability, intellectual property infringement claims and appraisal rights litigation in relation to the acquisition of TKT.  Shire accounts for litigation losses in accordance with SFAS No. 5 “Accounting for Contingencies” (SFAS No 5).  Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss.  Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known.  Best estimates are reviewed quarterly and estimates are changed when expectations are revised.  Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional or lesser expense in a future accounting period.

During the year to December 31, 2007 the Company changed its estimates of provisions for litigation losses in relation to the settlement of patent infringement disputes, resulting in a release of $10.0 million of its existing provision.  The Company additionally established a provision of $27.0 million in respect of settlement of the purported TKT securities fraud class action shareholder suit as further discussed in Note 22(d).

(ii)	Valuation of intangible assets

(a)           General

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As at December 31, 2007, the carrying value of such intangibles was $1,764.5 million, which primarily related to the Company’s DAYTRANA, DYNEPO, FOSRENOL, PENTASA, REMINYL, REPLAGAL, VYVANSE and XAGRID products.  Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

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

In the year to December 31, 2007, changes to the estimated future net cash flows from certain products resulted in a $0.4 million impairment of intangible assets (2006: $1.1 million, 2005: $5.6 million).  In the year to December 31, 2005, the Company decreased the estimated life of a product, which resulted in an additional amortization charge of $1.7 million in the year to December 31, 2005 and $5.9 million in the years to December 2006 and 2007.

The Company reviews intangible assets subject to amortization for impairment periodically using an undiscounted net cash flow approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable. If the undiscounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its fair value, based on estimated discounted cash flows.  When cash flows cannot be identified for an individual asset, the review is applied at the lowest level for which cash flows are identifiable.

(b)	Intangible assets acquired through the acquisition of TKT and New River

The fair values of all of the identifiable intangible assets acquired through the acquisition of TKT and New River have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. This method starts with a forecast of all of the expected future net cash flows either generated or saved as a result of ownership of the intellectual property, the customer relationships and the other intangible assets. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires various assumptions to be made, including:

•
revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	royalty or license fees saved by owning the intellectual property associated with the products;
•	cost of sales for the products using historical data, industry data or other sources of market data;
•	sales and marketing expense using historical data, industry data or other sources of market data;
•	general and administrative expenses;
•	research and development expenses;
•	the estimated life of the products; and
•	the tax amortisation benefit available to a market participant purchasing the assets piecemeal.

The valuations are based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management and are based on information, expectations and assumptions that would be available to and made by a market participant.  No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows.

The Company reviews intangible assets for impairment periodically using an undiscounted net cash flow approach whenever events or circumstances suggest that the carrying value of the intangible asset is not recoverable.  If the discounted cash flows of an intangible asset are less than its carrying value, the intangible asset is written down to its fair value, based on estimated discounted cash flows.  When cash flows cannot be identified for an individual asset, the review is applied at the lowest level for which cash flows are identifiable.

(iii)	Valuation of IPR&D charge

IPR&D is defined by FIN 4 as being a development project that has been initiated and achieved material progress but (i) has not yet reached technological feasibility or has not yet reached the appropriate regulatory regulatory approval, (ii) has no alternative future use, and (iii) the fair value is estimable with reasonable certainty.

As required by FIN 4, the portion of the purchase price ascribed to IPR&D, acquired as part of the TKT acquisition in 2005 ($815.0 million), and the New River acquisition in 2007 ($1,866.4 million), has been immediately expensed in the year of the acquisition.  Significant IPR&D projects expensed to income include ELAPRASE, velaglucerase alfa and DYNEPO in respect of the TKT acquisition, and VYVANSE indicated for ADHD in non-pediatric patients and VYVANSE indicated for ADHD in the rest of the world in relation to the New River acquisition.

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

The fair value of IPR&D acquired with TKT and New River was determined using the income approach on a project-by-project basis using the multi-period excess earnings method.  The fair value of the acquired IPR&D assets has been based on the present value of probability adjusted incremental cashflows expected to be generated by the IPR&D projects after the deduction of contributory asset charges for other assets employed in these projects.  This method includes risk factors, which include applying an appropriate discount rate that reflects the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.  The valuation of IPR&D acquired with New River assumes that, consistent with EITF 04-1, “Accounting for Pre-Existing Relationships Between Parties to a Business Combination”, (“EITF 04-1”) the effective settlement of the pre-existing relationship between Shire and New River has occurred and the Company has purchased 100% of the forecast future cashflows (See (v) below).

The forecast of future cash flows required the following assumptions to be made:

•
revenue that is likely to result from specific IPR&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated market share and year-over-year growth rates over the product life cycles;

•	cost of sales related to the potential products using historical data, industry data or other sources of market data;
•	sales and marketing expense using historical data, industry data or other market data;
•	general and administrative expenses;
•	R&D expenses to complete the development of the acquired products; and
•	the tax amortisation benefit available to a market participant purchasing the assets piecemeal.

The valuation process for IPR&D involves a number of inter-relating assumptions, such that the Company does not consider it meaningful to quantify the sensitivity to change for any individual assumption.  The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from ongoing clinical trials and obtaining the necessary regulatory approvals. The valuations have been based on information at the time of the acquisition and expectations and assumptions that (i) have been deemed reasonable by Shire’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

(iv)	Valuation of the Effective Settlement of the Pre-Existing Relationship Between Shire and New River

Prior to the acquisition of New River in April 2007, Shire entered into a collaboration agreement with New River which governed the development, manufacture and commercialization of VYVANSE for the treatment of ADHD in the US (the “US Collaboration Agreement”) and rest of the world (“RoW”) territories, (the “RoW Territory License Agreement”, together the “New River Collaboration Agreements”). Shire paid an initial sum of $50 million to New River in January 2005 on signing the New River Collaboration Agreements and a further $50 million was paid by Shire to New River following acceptance of the filing of a NDA by the FDA in January 2006: these amounts were expensed to R&D in accordance with the Company’s accounting policies. Further details on the New River Collaboration Agreements can be found in Note 3 to the consolidated financial statements in Part IV of this Annual Report on Form 10-K.

As Shire had a pre-existing relationship with New River, Shire has applied EITF 04-1 in accounting for the effective settlement of the New River Collaboration Agreements. EITF 04-1 requires a business combination in which the acquirer and acquiree have a pre-existing relationship to be treated as a multiple element transaction, with one element being the business combination, and the other element being the effective settlement of the pre-existing relationship. In accordance with EITF 04-1, the effective settlement of an executory contract in a business combination as a result of a pre-existing relationship should be measured at the lesser of:

•	the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items; or
•	any stated settlement provisions in the contract available to the counterparty to which the contract is unfavourable.

The Company has measured the effective settlement of the New River Collaboration Agreements resulting from its pre-existing relationship with New River and has determined that, in respect of the US Collaboration Agreement, it was less favorable to the Company when compared with pricing for current market transactions for similar items. The Company determined that RoW Territory License Agreement was at current market rates.

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

The valuation of the existing New River Collaboration Agreements and a current market transaction required the Company to exercise significant judgment: the Company considers that critical estimates used to value the existing and current market contract include (a) estimates of the forecast future cash flows for VYVANSE, (the specific assumptions used to determine forecast future cash flows being outlined in (ii) and (iv) above), (b) estimates of the a market value profit share or royalty rate for a current market contract for an approved product, and (c) estimates of a market royalty rate for the unapproved RoW indication. The valuation of both the existing New River Collaboration Agreement and a current market transaction involved a number of inter-relating assumptions, such that the Company does not consider it meaningful to quantify the sensitivity to change for any individual assumption.

The valuation of the existing New River Collaboration Agreements and a current market comparator have been based on information at the time of the acquisition and expectations and assumptions that (a) have been deemed reasonable by Shire’s management, and (b) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or events will occur as projected.

(v)	Valuation of Equity Investments

The Company has investments in certain public and private pharmaceutical and biotechnology companies.  The carrying values of these investments are periodically reviewed for other-than-temporary impairments whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other-than-temporary impairments include:

•	the market value of a quoted investment being below the carrying value of the investment for an extended period;
•	adverse news on a company’s progress in scientific technology/development of compounds; and
•	recent stock issuances at a price below the investment price.

If the fair value appears to be below the carrying value of an investment the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include:

•	the level of progress in the investee’s scientific technology/development of compound;
•	ongoing activity in collaborations with the investee;
•	whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value;
•	analysis and valuation of comparable companies; and
•	the overall financial condition of the investee.

In instances when the review indicates that there is an other-than-temporary impairment, the Company writes down the investment to the fair value of the investment, recording an impairment charge in the consolidated statements of operations. During 2007, Shire recorded a charge for an other-than-temporary impairment of $3.0 million (2006: $0.3 million, 2005: $0.4 million) to an investment in a public company.  The determination of the fair value of private company investments and the determination of whether an unrealized loss on a publicly quoted investment is other-than-temporary requires significant judgment and can have a material impact on the reported results.  During 2007, Shire recorded impairments on long-term investments in private companies of $nil million (2006: $1.8 million, 2005: $nil million).

(vi)	Sales Deductions

Sales deductions consist of statutory rebates to state Medicaid and other government agencies, contractual rebates with health-maintenance organizations (“HMOs”), product returns, sales discounts (including trade discounts and distribution service fees), wholesaler chargebacks, and allowances for coupon sampling programs. These deductions are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

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

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers (including data provided by wholesalers and third-party prescription data (such as IMS Health National Prescription Audit data).

Revisions or clarification of guidelines from Centers for Medicare and Medicaid Services (“CMS”) related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods.   However, since the prices of the Company’s products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction, these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

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

As at the balance sheet date, accruals for Medicaid and HMO rebates were $146.6 million in 2007, $126.4 million in 2006 and $105.4 million in 2005, or 7%, 8%, and 8%, respectively, of net product sales.

Product Returns

The Company typically accepts customer product returns in the following circumstances: a) expiration of shelf life; b) product damaged while in the possession of Shire; or c) under sales terms that allow for unconditional return (guaranteed sales).

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

•           past product returns activity;
•           the duration of time taken for products to be returned;
•           the estimated level of inventory in the distribution channel;
•           product recalls and discontinuances;
•           the shelf life of products;
•           the launch of new drugs or new formulations; and
•           the loss of patent protection or new competition.

Shire’s estimate of the level of inventory in the distribution channel is based on product-by-product inventory data provided by wholesalers, third-party prescription data and, for some product return provisions, market research of retail pharmacies.

Returns for new products are more difficult for the Company to estimate than for established products.  For shipments made to support the commercial launch of a new product (which are typically guaranteed sales), as the Company cannot determine customer acceptance of the new product, the Company’s policy is therefore to defer recognition of the sales revenue until there is evidence of end-patient acceptance (primarily third-party prescription data), in accordance with SAB No. 104, Revenue Recognition.  For shipments after launch under standard terms (ie not guaranteed sales), the Company’s initial estimates of sales return accruals are primarily based on the historical sales returns experience of similar products shortly after launch.  Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.

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

As at the balance sheet date, provisions for product returns were $39.5 million in 2007, $36.5 million in 2006 and $31.8 million in 2005, or 2%, 2% and 2%, respectively, of net product sales.

Sales Coupon accrual

For certain products, primarily ADDERALL XR, VYVANSE, LIALDA and DAYTRANA, the Company uses coupons as a form of sales incentive.  These coupons reimburse part or all of the cost of the first prescription.  Each coupon can only be used once and coupons typically expire three to 15 months after the date of issuance.  The Company’s management calculates an accrual for the estimated value of coupons that will be redeemed against sold products, based on the rebate value per coupon, the timing and volume of coupon distributions, the estimated level of inventory in the distribution channel and expected coupon redemption rates, using historical trends and experience.

Shire’s estimate of the level of inventory in the distribution channel is based on product-by-product inventory data provided by wholesalers and third-party prescription data.

Shire believes that historical redemption rates, adjusted for known changes in coupon programs (such as length of coupon life and redemption conditions) are an appropriate basis for predicting future redemption rates.  For coupon programs open at December 31, 2007 the redemption rates assumed by Shire range between 15% and 35% of coupons distributed (depending on the life of the coupons).  A one percentage point increase in estimated coupon redemption rates would increase the provision at December 31, 2007 by $0.2 million.

At December 31, 2007 the accrual for coupon redemptions was $9.0 million (2006: $13.0 million, 2005: $5.2 million).  The accrual levels at December 31, and within each financial year fluctuate according to the timing and volume of coupon distributions, in addition to changes in estimated redemption rates.

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

At January 1, 2007 the Company had recognized a liability of $234.4 million for total unrecognized tax benefits and had accrued $41.3 million for the payment of interest and penalties.  At December 31, 2007 the Company has recognized a liability of $292.2 million for total unrecognized tax benefits and had accrued $63.7 million for the payment of interest and penalties.

The Company has significant deferred tax assets due to net operating losses (“NOLs”) in the United States, UK and other countries. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in the future. Management has exercised judgment in determining whether it is more likely than not that it would realize these losses, based upon the availability of the prudent and feasible tax planning strategies and estimates of future taxable income in the various jurisdictions in which these NOLs exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these NOLs a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could materially impact the Company’s financial position and results.

At December 31, 2007, the Company had deferred tax liabilities of $539 million and gross deferred tax assets of $587 million, which the Company had recorded valuation allowances of $105 million against.

At December 31, 2006, the Company had gross deferred tax assets of $568 million and had recorded valuation allowances of $110 million against this amount.

At December 31, 2005, the Company had gross deferred tax assets of $579 million and had recorded valuation allowances of $235 million against this amount.

(viii)	Share based payments

Shire plc has historically granted options to the Company’s directors and employees over ordinary shares under six stock option plans.  On November 28, 2005 the ordinary shareholders of Shire plc approved the adoption of the Shire Plc Portfolio Share Plan (Parts A and B), a new share-based compensation plan, which provides for stock settled share appreciation rights and performance share awards to be made to the directors and employees over ordinary shares and ADSs.  Further details on these plans can be found in Note 32 to the consolidated financial statements contained in the Part IV of this Annual Report.

Effective January 1, 2006 the Company adopted the provisions of SFAS 123(R) which establishes accounting for share based compensation for employees.

The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Where there are more than one potential requisite service period, based on service or performance conditions, the Company bases its accruals of compensation cost on the probable outcome of the performance condition, with compensation cost accrued if it is probable that the performance condition will be achieved.  The Company measures share based compensation cost for awards classified as liabilities at fair value, which is re-measured at the end of each reporting period. The Company estimates the fair value of share-based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation model.

Several critical assumptions are made in the determination of the Company’s share based compensation cost.  The Company believes that the most critical assumptions are the expected life of the award, the requisite service period, the weighted average volatility of the Company’s stock and estimates as to the probability of performance conditions being achieved.  Other assumptions made by the Company in respect of the determination of share based compensation cost include the risk free rate, the expected dividend yield and the expected forfeiture rate.

The Company’s estimate of the expected life of the award, for awards granted prior to December 31, 2007, is based on the “simplified” method as discussed in SAB 107.  The weighted average volatility is based upon historical share price data of the Company’s stock for the requisite expected life of the awards.

Given the related nature of each of the assumptions underlying the valuation of share-based payment awards, it would not be meaningful to quantify the sensitivity to change for each individual assumption.  However, changes to assumptions could have a significant effect on the financial performance of the Company.  During the year to December 31, 2007 the Company changed its estimate of the probability of performance criteria for the 2005 Awards being satisfied, resulting in a charge of $29.2 million being recorded in the fourth quarter of 2007, see Note 32 the consolidated financial statements contained in Item 15 of Part IV of this Annual Report on Form 10-K.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events including the probability of performance conditions being satisfied are not indicative of the reasonableness of the original estimates of fair value or accruals of compensation cost made by the Company under SFAS 123(R).

Recent accounting pronouncements update

See note 2(y) to the consolidated financial statements contained in Item 15 of Part IV of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

ITEM 7A: Quantitative and qualitative disclosures about market risk

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function, which is based in the UK.  All treasury operations are conducted within a framework of policies and procedures approved annually by the Board.  As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange swaps which are all at floating rate. This exposure is primarily to US Dollar interest rates. As the Company maintains all of its investments on a short term basis for liquidity purposes this risk is not actively managed.

In the year to December 31, 2007 the average interest rate received on cash and liquid investments was approximately 5.0% per annum. The largest proportion of investments was in US Dollar money market and liquidity funds.

At December 31, 2007 the Company had debt totaling $1,132.9 million outstanding, comprising Shire plc’s $1,100 million in principal amount of 2.75% convertible bonds, due 2014 which were issued in May 2007 and $32.9m of Building financing obligations. The company incurs interest at a fixed rate on both the convertible bonds and on the Building financing obligation.

No derivative instruments have been entered into to manage interest rates at February 25, 2008.

The Company’s interest expense includes a provision for interest which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. The Company is exposed to the risk that the Court awards interest in excess of the amount provided.  The trial for the appraisal rights litigation is scheduled for May 2008. Further details of the appraisal rights litigation are set out in Note 22 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The Company continues to review its interest rate risk and the policies in place to manage the risk.

Foreign exchange risk

The Company trades in numerous countries and as a consequence has transactional and translational foreign exchange exposure.

Transactional exposure arises where transactions occur in non local currencies. The main trading currencies of the Company are the US Dollar, the Canadian Dollar, Pounds Sterling, the Euro and Swedish Krona.  It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiaries functional currency.

Translational foreign exchange exposure arises on the translation into US dollars of the net assets and earnings of non-US Dollar functional subsidiaries. These foreign exchange exposures are generally managed through natural hedging via the currency denomination of foreign currency assets and liabilities. The consolidated financial statements of foreign entities are translated using the accounting policies described in Note 2 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

At December 31, 2007, the Company had swap and forward foreign exchange contracts outstanding to manage the currency risk associated with inter-company loans.  At December 31, 2007 the fair value of these contracts was an asset of $5.4 million. Further details are included below.

Exchange risk sensitivity

The table below provides information about the Company's swap and forward foreign exchange contracts by functional currency.   The table presents the notional amounts and weighted average exchange rates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. All contracts have an expected (contractual) maturity dates of less than three months.

December 31, 2007	Contractual Value $’M	Average contractual exchange rate	Fair Value $’M
Swap foreign exchange contracts
Receive USD/Pay EUR	179.6	1.47	0.6
Receive USD/Pay GBP	134.4	2.09	6.1
Receive USD/Pay SEK	36.9	6.42	0.2

Forward foreign exchange contracts
Receive USD/Pay EUR	7.6	1.43	(0.1)
Receive GBP/Pay USD	4.0	1.99	0.3
Receive EUR/Pay GBP	2.0	0.74	-
Receive USD/Pay SEK	80.6	6.59	(1.7)
Receive SEK/Pay GBP	5.2	12.89	-

Market risk of investments

As at December 31, 2007 the Company has $110.2 million of investments comprising equity investment funds ($24.9 million), private companies ($23.2 million) and publicly quoted equities ($62.1 million). The investment in public quoted companies and equity investment funds are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Cash is invested in short-term money market instruments, including bank term deposits, money market and liquidity funds. These investments typically bear minimal risk.

The Company is also exposed to credit risk on counterparties used for financial instruments. The Company limits this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A+ / A1 or better from the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to the financial instruments are major international financial institutions.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as at December 31, 2007.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) promulgated under the US Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page F-2 of the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2007 and more are planned for 2008.  The Company reviewed each system change as it was implemented together with any internal controls affected.  Alterations were made to affected controls at the time the system changes were implemented.  Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Dr James Cavanaugh	70	Non-Executive Chairman
Matthew Emmens	56	Chief Executive Officer
Angus Russell	52	Chief Financial Officer
David Kappler(1)	60	Senior Non-Executive Director
Dr Barry Price(1)	64	Non-Executive Director
The Hon. James Grant(2)	70	Non-Executive Director
Robin Buchanan	55	Non-Executive Director
Patrick Langlois	62	Non-Executive Director
Kate Nealon	54	Non-Executive Director
Dr Jeffrey Leiden	52	Non-Executive Director
David Mott(3)	42	Non-Executive Director

(1) Dr Price stepped down and Mr Kappler was appointed as Senior Non-Executive Director with effect from July 25, 2007
(2) The Hon. James Grant retired from the Board with effect from May 10, 2007
(3) Mr Mott was appointed with effect from October 31, 2007

Executive Officers of the Company

Name	Age	Position
Matthew Emmens	56	Chief Executive Officer
Angus Russell	52	Chief Financial Officer
Mike Cola	48	President of Specialty Pharmaceuticals
Dr Sylvie Grégoire	46	President of Shire Human Genetic Therapies (from September 24, 2007)
Tatjana May	42	General Counsel, Company Secretary and Executive Vice President Global Legal Affairs
Joseph Rus	62	Executive Vice President Alliance Management & New Product Development
Anita Graham	36	Executive Vice President Corporate Business Services and Chief Administrative Officer
Barbara Deptula	53	Executive Vice President and Chief Corporate Development Officer

For the purposes of the NASDAQ corporate governance rules, the independent directors are Dr James Cavanaugh, Dr Barry Price, Robin Buchanan, David Kappler, Patrick Langlois, Kate Nealon, Dr Jeffrey Leiden, David Mott and prior to his retirement in May 2007, the Hon. James Grant. There is no family relationship between or among any of the directors or executive officers.

The Company’s Directors, including Non-Executive Directors, are subject to the "retirement by rotation" provisions of the Company’s Articles of Association.  These are designed to ensure that all directors are re-elected by shareholders at least every three years, a common practice for UK public companies.

In addition to the requirements of the Articles of Association, the Non-Executive Directors are appointed to office pursuant to individual letters of appointment for a term of two years (with the exception of Dr James Cavanaugh, Dr Barry Price and Robin Buchanan who each have a one year term), subject to invitation to serve further terms at the discretion of the Board.  At the expiration of the two-year term, the Non-Executive Directors are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular Non-Executive Directors turn to retire by rotation), but may be re-appointed by the Board.  Non-Executive Directors who have served on the Board for nine or more years are appointed to office for a term of one year, subject to annual re-election by shareholders, and by invitation to serve further terms at the discretion of the Board.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Dr James Cavanaugh	March 23, 2008
Dr Barry Price	January 24, 2009
Robin Buchanan	July 29, 2008
David Kappler	April 4, 2008
Patrick Langlois	November 10, 2009
Kate Nealon	July 26, 2008
Dr Jeffrey Leiden	December 31, 2008
David Mott	October 30, 2009

Executive Officers are appointed pursuant to service agreements, which are not limited in term.

Biographical details of directors and executive officers of the Company

Dr James Cavanaugh
Chairman

Dr Cavanaugh has been a member of Shire’s Board since March 24, 1997 and Chairman since May 11, 1999. Dr Cavanaugh is also Chairman of Shire’s Nomination Committee. He will retire from the Board and Nomination Committee following the conclusion of the Annual General Meeting in June 2008. He is a General Partner of HealthCare Partners, a Managing Director of HealthCare Ventures, a venture capital fund devoted to healthcare, Non-Executive Chairman of Verenium Corporation, Chairman of Xanodyne Pharmaceuticals Inc. up to February 2007 after which time he remains a Board member and a Non-Executive Director of Middlebrook Pharmaceuticals Inc.  He is a former President of SmithKline & French Laboratories, SmithKline Beecham Corporation’s clinical laboratory business, and Allergan International, and served as Deputy Assistant to the US President on the White House Staff.

Matthew Emmens
Chief Executive Officer

Mr Emmens has been Shire’s Chief Executive Officer and a member of the Board since March 12, 2003. He is also the Chairman of Shire’s Management Committee. He will succeed Dr Cavanaugh as Non-Executive Chairman following the conclusion of the Annual General Meeting in June 2008, at which time he will step down as Chief Executive Officer of Shire.  He also serves as a Non-Executive Director of Vertex Pharmaceuticals Inc and Incyte Corporation.  He began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions.  In 1992, he helped to establish Astra Merck, a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business.  He was later based in Germany as President of Merck KGaA's US prescription pharmaceutical business and was a Board member.  Mr Emmens holds a degree in Business Management from Fairleigh Dickinson University.

Angus Russell
Chief Financial Officer and Executive Vice President of Global Finance

Mr Russell has been Shire’s Chief Financial Officer and a member of the Board since December 13, 1999. He is also a member of Shire’s Management Committee and is Chairman of Shire’s Corporate Responsibility Committee. He will succeed Mr Emmens as Chief Executive Officer following the conclusion of the Annual General Meeting in June 2008. He also serves as a Non-Executive Director of the City of London Investment Trust plc.  Between 1980 and 1999, Mr Russell held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca plc, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca.  Mr Russell is a

chartered accountant, having qualified with Coopers & Lybrand, and is a fellow of the Association of Corporate Treasurers.

Dr Barry Price
Non-Executive Director

Dr Price has been a member of Shire’s Board since January 16, 1996. Dr Price was until July 2007 the Company’s Senior Non-Executive Director and a member of Shire’s Remuneration Committee and a member of Shire’s Audit, Compliance and Risk Committee. Dr Price is a member of Shire’s Nomination Committee. He also serves as Chairman of Antisoma plc and Summit plc.  Dr Price worked for Glaxo for 28 years, where he held positions of increasing responsibility with the company’s research group.

Robin Buchanan
Non-Executive Director

Mr Buchanan has been a member of Shire’s Board since July 30, 2003. He is also a member of Shire’s Remuneration Committee.  He also serves as a Non-Executive Director of Liberty International plc. Mr Buchanan was appointed Dean of The London Business School in July 2007. Prior to that Mr Buchanan was the Senior Partner of the UK operations and Director of the global business consultancy, Bain & Company Inc.   He is a member of the Trilateral Commission.  Mr Buchanan previously worked for American Express International Banking Corporation in New York, McKinsey & Company, and Deloitte & Touche, where he qualified as a chartered accountant (FCA).  Mr Buchanan holds an MBA with High Distinction (Baker Scholar) from Harvard Business School.

David Kappler
Non-Executive Director

Mr Kappler has been a member of Shire's Board since April 5, 2004.  He was appointed Senior Independent Director in July 2007 and will be appointed Deputy Chairman and Chairman of the Nomination Committee following the conclusion of the Annual General Meeting in June 2008. He is also Chairman of Shire's Audit, Compliance and Risk Committee and a member of the Nomination Committee. Mr Kappler also serves as the Non-Executive Chairman of Premier Foods plc and as a Non-Executive Director of Intercontinental Hotels Group plc.  Mr Kappler was a Director of Camelot Group plc from 1996-2002 and of HMV Group plc from 2002-2006.  Mr Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995.  He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of Trebor Group, where he was Financial Director.  Mr Kappler is a fellow of the Chartered Institute of Management Accountants.

Patrick Langlois
Non-Executive Director

Mr Langlois has been a member of Shire’s Board since November 11, 2005. He is also a member of Shire’s Audit, Compliance and Risk Committee and Shire’s Remuneration Committee. Mr Langlois is a Non-Executive Director of Coley Pharmaceuticals Group, Inc. and Exonhit S.A.  Mr Langlois previously served as Vice Chairman of the Management Board of Aventis S.A., Strasbourg, having been Group Executive Vice President and Chief Financial Officer for several years.  He also spent many years in senior financial roles with the Rhone-Poulenc Group, including three years as a member of the Executive Committee and Chief Financial Officer.  Mr Langlois holds a PhD in Economics and a diploma in banking studies.

Kate Nealon
Non-Executive Director

Ms Nealon has been a member of Shire’s Board since July 27, 2006. She has chaired Shire’s Remuneration Committee since July 2007 and was appointed a member of the Audit, Compliance and Risk Committee in February 2007. Ms Nealon is a Non-Executive Director of HBOS plc and Cable & Wireless plc.  She is also a Senior Associate at the Judge Business School at Cambridge University.  Ms Nealon was previously Group Head of Legal & Compliance at Standard Chartered plc until 2004.  She is a US qualified lawyer and spent several years in her early career practising law in New York.

Dr Jeffrey Leiden
Non-Executive Director

Dr Leiden has been a member of Shire’s Board since January 1, 2007. He has been a member of Shire’s Remuneration and Nominations Committees since July 2007.  Dr Leiden served as President and Chief Operating Officer, Pharmaceutical Products Group and Chief Scientific Officer at Abbott Laboratories from 2001-2006; during this time he was also a member of the Boards of Directors of Abbott and TAP Pharmaceutical Products, Inc. Prior to

joining Abbott, Dr Leiden served as the Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School. Prior to that, he was the Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology at the University of Chicago. His extensive business and consulting experience includes both the pharmaceutical and medical device areas. Dr Leiden was a founder of Cardiogene, Inc., a biotechnology company specializing in cardiovascular gene therapy. Dr Leiden earned a bachelor's degree in biological sciences, a doctorate in virology and a medical degree, all from the University of Chicago.  He is a fellow of the American Academy of Arts and Sciences and an elected member of the Institute of Medicine of the National Academy of Sciences.  Dr Leiden is currently a Managing Director at Clarus Ventures LLC.

David Mott
Non-Executive Director

Mr Mott was appointed to Shire’s Board on October 31, 2007. He was also appointed to Shire’s Audit, Compliance and Risk Committee on in December 2007. Mr Mott is Chief Executive Officer and President and Vice Chairman of the Board of MedImmune, Inc,  roles he has held since 2000. He joined MedImmune in 1992 and held positions of increasing responsibility including the positions of Chief Financial Officer, Chief Operating Officer and President. MedImmune was acquired by AstraZeneca (AZ) in June 2007. Mr Mott is also now serving as Executive Vice President of AZ and a member of AZ’s Senior Executive Team. Prior to joining MedImmune, he was a Vice President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc. He is a member of the Board of Directors of Rib-X Pharmaceuticals and Ambit Biosciences and also serves on the Boards of Directors of the Biotechnology Industry Organization (BIO) and the Technology Council of Maryland and MdBio. He holds a bachelor’s degree in economics and government from Dartmouth College, New Hampshire, USA.

Executive officers

Mike Cola has been with Shire since July 2005. He is President of Specialty Pharmaceuticals and a member of Shire’s Management Committee. Mr Cola has over 20 years of international biopharmaceutical industry experience. He was previously President of the Life Sciences Group of Safeguard Scientifics, Inc. He also held progressively senior management positions in product development and commercialization at AstraMerck/AstraZeneca.  Mr Cola received his Master of Science degree in biomedical engineering from Drexel University.

Dr Sylvie Grégoire joined Shire in September 2007. She is President of Shire Human Genetic Therapies and a member of Shire’s Management Committee. Dr Gregoire has over 20 years of pharmaceutical and biotechnology experience. She most recently served as Executive Chairwoman of the Board of IDM Pharma, a biotechnology company in California. Prior to this she was CEO of GlycoFi, and has also held numerous leadership positions at Biogen Inc., in the United States and France. She also worked for Merck & Co. in various positions in clinical research and in European regulatory affairs both in the US and abroad. She received her Doctor of Pharmacy degree from the State University of New York at Buffalo, and her pharmacy degree from Université Laval, Québec City, Canada.

Tatjana May has been with Shire since May 2001. She is General Counsel, Company Secretary and Executive Vice President Global Legal Affairs and a member of Shire’s Management Committee. Ms May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc and prior to that she worked at the law firm Slaughter and May.

Joseph Rus has been with Shire since 1999. He is Executive Vice President Alliance Management & New Product Development and a member of Shire’s Management Committee. Following the merger of Shire Pharmaceuticals and BioChem Pharma in May 2001, Mr Rus was appointed President and CEO of Shire BioChem Inc. He has more than 25 years of experience in the international pharmaceutical industry including European country management with both Warner Lambert and Hoffmann La Roche.

Anita Graham has been with Shire since January 2004. She is Executive Vice President Corporate Business Services and Chief Administrative Officer and a member of Shire’s Management Committee. Ms Graham was previously Vice President of Human Resources at Cytyc Corporation. She also held senior HR positions at Serono, Inc. and Scudder Kemper Investments, Inc. (now part of Deutsche Bank) and has extensive experience in all aspects of HR, both in Europe and the US.

Barbara Deptula has been with Shire since September 2004. She is Executive Vice President and Chief Corporate Development Officer and a member of Shire’s Management Committee.  Ms Deptula was previously President of the biotechnology division of Sicor Inc. and Senior Vice President for commercial and product development at Coley Pharmaceutical Group.  She also held senior management positions focused on marketing, product development, licensing and business development at US Bioscience, Schering-Plough, American Cyanamid, and Genetics Institute.

Audit, Compliance and Risk Committee Financial Expert

The members of the Audit, Compliance and Risk Committee as at December 31, 2007 were Mr Kappler, Mr Langlois, Ms Nealon and Mr Mott. Dr Price was a member of the Committee during 2007, until July 25, 2007.  Ms Nealon was elected to the Committee on February 22, 2007 and Mr Mott on December 12, 2007.

The Board of Directors has determined that Mr Kappler is the serving member of the Audit Committee who is an Audit Committee financial expert and that he is independent as defined under applicable SEC rules.  A description of Mr Kappler’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller.  The Code of Ethics is posted on Shire’s internet website at www.shire.com.

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2007, the total compensation paid to the Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $17.9 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.2 million. During 2007, members of the group were granted options over ordinary shares and ADSs of the Company.  All such holdings were issued pursuant to the various executive share option plans described in note 32 to the Company’s consolidated financial statements contained in Part IV of this Annual Report.

The Company provides information on the individual compensation of its directors in the Directors Remuneration Report included within its financial statements filed in the UK in accordance with the requirements of the UK Companies Act 1985.  As the remuneration report is made publicly available, it is reproduced in full below.   As at the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to the conclusion of certain audit procedures in relation to the audit of the Company’s statutory financial statements to be filed in the UK and to approval by Shire plc’s shareholders at the Annual General Meeting.

Directors’ Remuneration Report

Introduction

This report has been prepared in accordance with Schedule 7A to the Companies Act 1985 (‘the Act’) and complies with the Combined Code on Corporate Governance.  The report also meets the relevant requirements of the Listing Rules of the Financial Services Authority and describes how the Board of Shire plc (“the Board”) has applied the principles relating to Directors’ remuneration under the Directors’ Remuneration Report Regulations 2002.  As required by the Act, a resolution to approve the report will be proposed at the Annual General Meeting of Shire plc at which the financial statements will be approved.  The Act requires the auditors to report to Shire plc’s members on certain parts of the Director’s Remuneration Report and to state whether in their opinion these parts of the report have been properly prepared in accordance with the Companies Act 1985.

Directors’ remuneration

During the year ended December 31, 2007 the Remuneration Committee continued its work, on behalf of the Board, on Directors’ remuneration.

In 2007, the Company continued to execute a successful, focused business strategy for identifying, developing and marketing bio-pharmaceuticals in targeted therapeutic areas for diseases treated by specialist physicians.  The Company focused its business on ADHD, HGT, GI and renal diseases.   Each of these businesses achieved significant milestones and successes in the development, approval and promotion of new and existing products in 2007.  In addition, the Company announced the succession of both the Chairman and the Chief Executive Officer (“CEO”), with effect from June 2008.

The Company operates in a competitive multi-national environment. In 2007, approximately 93% of the Company’s revenues were generated, and 86% of its employees were based outside the UK.  Indeed most of the Company’s revenues are generated in the US and the majority of its employees and senior executives are based in the US.

During 2007 the Remuneration Committee conducted a review of executive remuneration levels relative to competitive data and is satisfied that Shire’s approach to the remuneration package is well positioned relative to the competitive market and that awards are commensurate with corporate performance.

The Committee membership has evolved during 2007 and we are grateful to Dr. Price, who has stepped down from his leadership of the Committee as of July 2007. The Remuneration Committee remains committed to a continuing dialogue with shareholders and we take account of your views.  We hope that this report provides helpful context and explanation about the policies and practical considerations that influence our decisions.

Kate Nealon
Chairperson of the Remuneration Committee

The Remuneration Committee

The Remuneration Committee is responsible for all elements of the Executive Directors’ remuneration, as well as the management of their performance.

The constitution of the Remuneration Committee was reviewed in 2004 and changes were made to ensure compliance with the Combined Code.  The Company considers all members of the Remuneration Committee to be independent.  During 2007 the Remuneration Committee also reviewed and updated its charter to effectively reflect its responsibilities.

The CEO and the Chief Financial Officer (“CFO”) attend meetings of the Remuneration Committee at its invitation, but neither is involved in any decisions relating to their own remuneration.

The members of the Remuneration Committee during 2007 were:

•	Ms Kate Nealon, an Independent Non-Executive Director and Chairperson of the Remuneration Committee;
•	Mr Robin Buchanan, an Independent Non-Executive Director;
•	Mr Patrick Langlois, an Independent Non-Executive Director;
•	Dr Jeff Leiden, an Independent Non-Executive Director; and
•	Dr Barry Price, an Independent Non-Executive Director.

Dr Barry Price stepped down as a member and Chairman of the Remuneration Committee on July 25, 2007. Ms Kate Nealon was appointed as Chairperson of, and in addition Dr Leiden was appointed a member of, the Remuneration Committee on July 25, 2007.

The Remuneration Committee was materially assisted in 2007 by Ms Anita Graham, EVP Chief Administrative Officer.  The following external advisers were appointed by and materially assisted the Remuneration Committee:

•	Deloitte & Touche LLP (who also provided audit and tax services to the Company), who provided data and advice on general issues around the operation of the Company’s incentive schemes; and
•	Slaughter and May, who provided general legal advice to the Company.

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

•	Benefits programs are locally competitive and provide for the welfare and well-being of the Company’s employees and their families.
•	The Remuneration Committee currently aims for variable compensation to represent over two-thirds of total remuneration.
•
The Remuneration Committee believes that Executive Directors should be encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders. Share ownership guidelines have been effective since 2006.

The remuneration package

The main elements of the remuneration package for Executive Directors and senior management are:

•	Salary
•	Annual Incentive Plan
-	Cash Component
-	Share Component
•	Long Term Incentives
-	Portfolio Share Plan
•	Pension and other benefits

1)	Salary

The Remuneration Committee reviews salaries annually and utilizes a comparator group that is a blend of US and UK companies with sector, size, complexity, operating position and international characteristics similar to those of the Company.

As part of its normal annual salary review process, the Remuneration Committee conducts a review of a range of factors such as competitive market data provided by independent external consultants, US and UK market conditions, performance-related pay increases across the Company and individual skills, performance and results achieved.  The Remuneration Committee’s policy is for salary to be targeted at or around the median of the blend of US/UK comparators, with appropriate differentiation based upon various factors, including skills and experience as well as individual performance.  Based on this review, and on corporate and individual performance results, salaries for the CEO and CFO were increased 6% each effective January 1, 2008, to $1,227,657 (denominated in $) and £414,170 ($828,754 equivalent based on the average exchange rates prevailing in 2007), respectively.

2)	Annual Incentive Plan

Shire operates an Annual Incentive Plan which rewards Executive Director performance based on achievement of pre-defined, Committee-approved corporate objectives. In addition the Committee approves individual objectives for Executive Directors. The Company utilizes the Committee-approved objectives to set corporate objectives for 2007.  The Scorecard organises corporate objectives into all areas that drive the success of the business: financial, customer, people and capabilities, and operational excellence.

These objectives apply to all employees participating in the Company’s Annual Incentive Plan and include a description of the objective and key performance indicators (“KPI”), including targets and deadlines.  Awards under the Plan are made only when exacting levels of performance specified by the KPI have been achieved.  Objectives measured by the Company’s financial performance are assessed on the Company’s results, as reported in the Company’s Annual Report on Form 10-K under US GAAP.

The detailed objectives and performance standards contain commercially sensitive information and therefore are not detailed here.  However, some of the objectives are summarised below according to the four Scorecard areas for 2007:

•	Financial
o	Growth in revenue, including key products, like ADDERALL XR, VYVANSE, ELAPRASE;
o	Revenue generation related to new product launches, including ELAPRASE, LIALDA and VYVANSE;
o	Product sales and Earnings Before Interest and Tax targets for each Business; and
o	Business Development targets.
•	Customers
o	Metrics relative to launch of new salesforces
•	People and Capabilities
o	Programs to support the development of high potential talent; and
o	Succession and career progression programs for employees

•	Operational Effectiveness
o	Successful NDA approvals and product launches;
o	Pipeline supplement through in-licensing and internal development activities; and
o	Facilities strategies

Personal objectives are also set at the beginning of the year and are aligned with individual accountabilities for the development and execution of plans to achieve corporate objectives in the current year and build for the future success of the Company.

The Remuneration Committee assesses performance against objectives in the first quarter of the following year.  The target incentive is paid where Executive Directors have fully achieved their individual objectives and the corporate objectives have been met in full.  The maximum incentive is paid when the Remuneration Committee determines that individual and/or corporate performance has been exceptional.  Maximum incentive payments for 2007 were capped at 115% of salary in cash and 65% of salary in deferred shares for the CEO and 100% of salary in cash and 55% of salary in deferred shares for the CFO.

	Target incentive (as a % of salary)	Maximum incentive (as a % of salary)	Weighting of target incentive objectives
			Corporate	Individual
Matthew Emmens CEO	65% cash / 20% shares	115% cash / 65% shares	80%	20%
Angus Russell CFO	55% cash / 15% shares	100% cash / 55% shares	70%	30%

The incentive payments awarded to each Executive Director for 2007 reflect the corporate and individual achievements and amounted to 115% of salary in cash and 65% in deferred shares for Mr Emmens and 77% of salary in cash and 51% in deferred shares for Mr Russell.

These incentive awards are consistent with the overall performance of the Company in 2007, which included:

•	total revenue growth of 36%;
•	product sales up 41%;
•	the acquisition of New River in April 2007;
•	the sale of SOLARAZE, VANIQA and several non-promoted products to Almirall, for cash consideration of $210 million;
•
the in-licensing of rights to: JUVISTA worldwide (with the exception of EU member states); three Pharmacological chaperone compounds for lysosomal storage disorders  in markets outside of the US; and SPD550, which is being developed for treatment of celiac disease, in markets outside the US and Japan;

•	the successful launch of three new products (ELAPRASE in EU, VYVANSE and LIALDA);
•
highly successful achievement of R&D milestones including the approval of LIALDA by the FDA in January 2007; the approval of VYVANSE for the treatment of ADHD in pediatric patients by the FDA in February 2007, and the approvable status of INTUNIV for  treatment of ADHD; and

•	the highly successful implementation of other Scorecard objectives focused on the continuing growth of the Company.

3)	Long term incentives

(a)	The Portfolio Share Plan

The Portfolio Share Plan (“the Plan”) was adopted in October 2005.  This plan replaced the 2000 Executive Share Option Scheme and the Long Term Incentive Plan (“LTIP”).  Shire plc has made no awards in 2007 and will make no further awards to Executive Directors or any other employee under the previous plans.

The purpose of the Plan is to enable the Company to motivate and reward its workforce by reference to share price performance, and to link the interests of participants with those of Shire plc’s shareholders.  The Plan is designed to align the interests of employees of the Company with long-term value creation for shareholders.  Participation in the Plan is discretionary.  Under the Plan, awards granted to Executive Directors will be subject to a performance target, which must, in normal circumstances, be met before the award vests.  Performance targets will normally be measured over a period of not less than three years.  Special rules apply in the event of the participant’s employment terminating early or on a change of control of the Company.

The Plan is split into two parts, which can be operated separately.

Under Part A of the Plan, Stock Appreciation Right (“SAR”) Awards can be granted.  A SAR Award is the right to receive shares (or ADSs) in Shire plc linked to the increase in value of a specified number of shares over a period between three and five years from the date of grant and, in the case of Executive Directors, subject to the satisfaction of performance targets.  SAR Awards will normally vest three years after the date of grant, subject to the satisfaction of performance targets in the case of Executive Directors, and can be exercised up to the fifth anniversary of the date of grant.

Under Part B of the Plan, Performance Share (“PSP”) Awards can be granted.  A PSP Award is the right to receive a specified number of shares (or ADSs) three years from the date of grant.  In the case of Executive Directors, performance targets must be satisfied before a PSP Award vests.  Upon vesting of the PSP Award, shares will be released to the participant automatically without any action on the part of the participant.

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

Performance criteria are based on relative Total Shareholder Return (“TSR”) measured against two comparator groups.  Vesting of one-third of an Award will depend upon the Company’s performance relative to the TSR performance of FTSE 100 constituents, excluding financial institutions.  The vesting of the remaining two-thirds of an Award will depend upon the Company’s performance relative to the TSR performance of a group of international companies from the pharmaceutical sector (see below).  Vesting will be as follows:

•	performance below the median versus the comparator companies and the FTSE 100 - 0% vesting;
•	performance at median versus the comparator companies and the FTSE 100 - 33% vesting; and
•	performance between median and upper quartile versus the comparator companies and the FTSE 100 – straight-line vesting from 33% to 100% for at or above upper quartile performance.

The comparator group of international companies from the pharmaceutical sector currently includes the following companies:

Novo Nordisk, Schering AG, Altana, Merck Serono, UCB, Lundbeck, Forest Labs, Allergan, Sepracor, Cephalon, Watson, Biovail, King, Valeant and Medicis.

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

Awards made under the Plan in 2007 are set out below.

Legacy incentive plans

No share or share option awards have been granted under these plans in 2007, however share and share option awards from grants in previous years continue to vest.

(i)	Share options

No awards were made under the Company’s 2000 Executive Share Option Scheme in 2007.

In 2005, discretionary grants of share options under this scheme were made to Executive Directors to align their interests with those of shareholders and to promote sustained long-term Company performance.  The face value of annual option grants under the Scheme was capped at three times salary. For 2005 grants, the performance target is based on real growth in diluted earnings per share (“EPS”) as reported under US GAAP adjusted to ensure a consistent basis of measurement, as approved by the Remuneration Committee, including the add back of significant one time items.

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

The 2000 Executive Share Option Scheme, which was approved by shareholders in 2000, contained an unlimited retesting feature from the date of grant.  The Remuneration Committee decided, after consultation with major institutional shareholders in 2003, that for options granted under the scheme from 2004 onwards, the performance condition should be retested once only, five years after the grant and then only where EPS growth has not met the minimum level of performance over the first three years.  The level of EPS growth over the five-year period needs to be commensurately higher to meet the retest.

The new Portfolio Share Plan, which has replaced the 2000 Executive Share Option Scheme, does not allow re-testing.

Details of the Company’s share option schemes are set out in Note 32 to the Company’s consolidated financial statements contained in Part IV of this Annual Report on Form 10-K.

(ii)	LTIP

No awards were made under Shire plc’s LTIP in 2007.

The LTIP was adopted in 1998 and amended in 2000.

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

The Remuneration Committee determines whether and to what extent the performance condition has been met on the basis of data provided by an independent third party.  All awards made under the LTIP were made as a “conditional allocation”, thereby allowing, at the Remuneration Committee’s discretion, for a cash equivalent to be paid on maturity of the award.  Whilst the performance period is measured over three years, an award is normally transferred after the fourth anniversary of grant, to the extent the performance condition has been met.

4)	The implementation of share ownership guidelines

The Remuneration Committee believes that Executive Directors and certain other members of senior management should be encouraged to own shares in Shire plc in order to ensure the alignment of their interests with those of Shire plc’s shareholders.  The Remuneration Committee discussed this matter with shareholders during its consultation process in 2005, and has developed share ownership guidelines which came into effect in 2006.

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

The Remuneration Committee reviews share ownership levels for each executive on an annual basis.  The Committee will discuss with each Executive Director their plans for share ownership on a regular basis; the CEO will discuss with each of the remaining executives their plans for share ownership on a regular basis.

5)	Pension and other benefits

The Company’s policy is to ensure that pension benefits are competitive in the markets in which Shire operates.  Shire contributes 30% of the CEO’s annual salary to a Supplemental Employee Retirement Plan (“SERP”) and 401(k) Plan in the US.  The SERP is an unfunded defined benefit scheme; the benefits are payable to certain senior US employees as lump sums on leaving the Group’s employment or earlier due to death, disability or termination.  The amount of benefit is based on the value of notional contributions adjusted for “earned” investment returns as if they were invested in investments of the employees’ choice.

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

The Executive Directors’ contracts of employment, which were revised following consultation with some of the Company’s major shareholders in 2003, are dated March 10, 2004 in the case of Mr Russell and March 12, 2004 in the case of Mr Emmens.  Both agreements were revised on November 21, 2005 to provide for Shire plc being established as the new holding company for Shire.  Mr Russell’s contract requires him to give the Company twelve months’ notice and expires on him reaching 65.  Mr Emmens’ contract requires him to give the Company, in certain circumstances, six months’ notice and no age is specified for retirement.  The Company is required to give Mr Russell twelve months’ notice of termination, other than if termination is for cause, whereas it is not obliged to give Mr Emmens any notice.  If Mr Emmens’ contract is terminated without cause the Company is required to pay him one year’s salary and the cash equivalent of one year’s pension, car and other contractual benefits.

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

Non-Executive Directors and the Chairman

Each Non-Executive Director is paid a fee for serving as a Director and additional fees are paid for membership or chairmanship of the Audit, Remuneration and Nomination Committees.  The Chairman of the Company receives an inclusive fee.  Fees are determined by Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Remuneration Committee and confirmed by the Board. Fees are benchmarked against Non-Executive Director fees of comparable companies.  The fees paid to Non-Executive Directors are not performance-related.  Details of fees paid to the Chairman and Non-Executive Directors in 2007 are set out in the table below.

The Non-Executive Directors are not eligible to join the Company’s pension scheme.

Non-Executive Directors do not participate in any of the Company share schemes or other employee benefit schemes and no options have been granted to Non-Executive Directors in their capacity as Non-Executive Directors of Shire plc.  On the merger of the Company with BioChem Pharma Inc in 2001, options were granted to The Hon. James Grant, a former Executive Director who stepped down in 2007, in replacement for Mr Grant’s BioChem Pharma options.  The grant of these replacement options and the original BioChem Pharma option grant were made on the same terms as applied to other employees at the time, including that these options are not subject to any performance conditions.

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

Details of the unexpired terms of the letters of appointment and notice periods are as follows:

Director	Date of appointment	Date of term expiry	Notice period
Dr James Cavanaugh	March 24, 2007	March 23, 2008	3 months
Dr Barry Price	January 25, 2008	January 24, 2009	3 months
Robin Buchanan	July 30, 2007	July 29, 2008	3 months
David Kappler	April 5, 2006	April 4, 2008	3 months
Patrick Langlois	November 11, 2007	November 10, 2009	3 months
Kate Nealon	July 27, 2006	July 26, 2008	3 months
Dr Jeff Leiden	January 1, 2007	December 31, 2008	3 months
David Mott	October 31, 2007	October 30, 2009	3 months

The fee policy structure for Non-Executive Directors, effective January 1, 2008, is presented in the table below.

2008 Board membership annual basic fees (1)
Chairman of the Board (inclusive of all committees)	$590,295

Senior Non-Executive Director (inclusive of Non-Executive Director fee)	$130,065

Non-Executive Director	$105,052

Committee Membership Fees

Audit, Compliance and Risk Committee Chair	$40,020

Remuneration Committee Chair	$25,013

Nomination Committee Chair	$25,013

Audit, Compliance and Risk Committee member	$20,010

Remuneration Committee member	$15,008

Nomination Committee member	$10,005

(1) Denominated in £ sterling and translated into $ at the average exchange rate prevailing in 2007.

Related party transactions

Details of transactions relating to Dr James Cavanaugh, The Hon. James Grant, a former Non-Executive Director, who is a partner of a Canadian law firm with which the Company incurred professional fees during the year and with Dr Francesco Bellini, another former Non-Executive Director, are given in Item 13: Certain relationships and related transactions.

Performance graph

The graphs below set out the TSR for the three and five years ending December 31, 2007.  The graphs compare the performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 index (excluding financial institutions) and with a holding in a group comprised of the following pharma companies: Novo Nordisk, Schering AG, Merck Serono, Altana, UCB, Lundbeck, Forest Labs, Allergan, Sepracor, Cephalon, Watson, Biovail, King, Valeant and Medicis.  This comparator group is a blend of US and UK companies with sector, size, complexity and international characteristics similar to those of the Company. The Company is a member of the FTSE 100 Index and consequently, for the purpose of the graphs which are set out below, we have selected the FTSE 100 Index (excluding financial institutions) as the appropriate index. These comparisons will also be used to determine achievement of performance conditions relating to the Portfolio Share Plan.

Three Year Historical TSR Performance: Change in Value of a Hypothetical £100 Holding Over Three Years

Source; Datastream

Five Year Historical TSR Performance: Change in Value of a Hypothetical £100 Holding Over Five Years

Source; Datastream

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

Mr Emmens was appointed as a Non-Executive Director of Vertex Pharmaceuticals Inc during 2004 and was appointed a Director of Incyte Corporation in 2006.  In this capacity he was paid $53,500 and $29,971 respectively in 2007, which he will retain.

Mr Russell is a Non-Executive Director of The City of London Investment Trust plc (and its associated companies, The City of London European Trust Limited, The City of London Investments Limited and The City of London Finance Company Limited).  In this capacity, he was paid £20,000 ($40,020 equivalent) in 2007, which he will retain.

Aggregate Directors’ remuneration

The total amounts for Directors’ remuneration were as follows:
	2007 $’000	2006 $’000
Emoluments	6,846	5,969
Money purchase pension contributions	542	532
Gains on exercise of share options	4,442	390
	11,830	6,891

Directors’ emoluments

	Salary $'000	Incentive $'000	Fees $'000	Cash benefits in kind $'000	Non-cash benefits in kind $'000	Total 2007 $'000	Total 2006 $'000
Executive
Matthew Emmens(i)(vii)	1,156	2,084		421	-	3,661	3,177
Angus Russell(ii)(viii)	781	1,016		28	8	1,833	1,704
Total Executive	1,937	3,100		449	8	5,494	4,881

Non-executive
Dr James Cavanaugh (i)	-	-	530	-	-	530	423
Dr Barry Price (iii)	-	-	136	-	-	136	134
The Hon. James Grant (i)(ix)	-	-	38	-	-	38	85
Ronald Nordmann (i)(x)	-	-	nil	-	-	nil	118
Robin Buchanan (iii)	-	-	109	-	-	109	87
David Kappler (iii)	-	-	165	-	-	165	111
Patrick Langlois (iv)	-	-	129	-	-	129	94
Dr Jeff Leiden (i) (v)	-	-	104	-	-	104	-
Kate Nealon (iii)	-	-	125	-	-	125	36
David Mott (i) (vi)	-	-	16	-	-	16	-
Total Non-Executive	-	-	1,352	-	-	1,352	1,088
Total	1,937	3,100	1,352	449	8	6,846	5,969

Notes

(i)	Paid in US$.
(ii)
Salary and benefits in kind paid in £ Sterling and translated into $ at the average exchange rates for the year.  Incentive payable in £ Sterling and translated at the exchange rate at the end of February 2007.

(iii)	Fees paid in £ Sterling and translated into $ at the average exchange rates for the year.
(iv)	Paid in Euros and translated into $ at the average exchange rate for the service period.
(v)	Dr Leiden was appointed a Non-Executive Director on January 1, 2007.
(vi)	Mr Mott was appointed a Non-Executive Director on October 31, 2007.
(vii)	Mr Emmens’ incentive was split 64% receivable in cash, 36% receivable in deferred shares.
(viii)	Mr Russell’s incentive was split 61% receivable in cash, 39% receivable in deferred shares.
(ix)	Mr Grant left the Board in May 2007.
(x)	Mr Nordman left the Board in December 2006.

Cash benefits in kind represent expense allowances (including dental costs).  Non-cash benefits in kind consist of private medical insurance, life insurance and fuel allowance.

Details of the exercise of share options are disclosed below.  Non-Executive Director remuneration is to/from the date of resignation/appointment.

Directors’ pension entitlements

The following Directors are members of money purchase schemes. Contributions made by the Company (not included in emoluments above) in respect of 2007 were as follows:

Name of Director	2007 $’000	2006 $’000
Matthew Emmens	347	361
Angus Russell	195	171
	542	532

Directors’ shareholdings

Directors who held office at the end of the year had interests in the share capital of the Company as follows (all interests are beneficial):

Name of Director	2007: number of ordinary shares	2006: number of ordinary shares
Dr James Cavanaugh	412,849	412,849
Matthew Emmens	19,222	18,938
Angus Russell	17,219	1,882
Dr Barry Price	31,350	31,350
Robin Buchanan	7,500	7,500
David Kappler	10,000	10,000
Patrick Langlois	Nil	Nil
Dr Jeff Leiden	Nil	Nil
Kate Nealon	2,251	2,251
David Mott	Nil	Nil

Directors’ share options

Aggregate emoluments disclosed above do not include any amounts for the value of options to acquire ordinary shares in the Company granted to or held by the Directors.

Directors and employees have been granted options over ordinary shares under the Shire plc 2000 Executive Share Option Scheme (Parts A and B) (2000 Executive Scheme),  the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) (Executive Scheme), the Shire plc Sharesave Scheme (Sharesave Scheme), the Shire plc Employee Stock Purchase Plan (Stock Purchase Plan) and the BioChem Stock Option Plan (BioChem Plan).

Details of options exercised during the year are as follows:

Director	Scheme	Number of options	Exercise price £	Market price at exercise date £	Gains on exercise 2007 $'000
The Hon. James Grant	BioChem Plan	2,275	6.20	10.52	19
		13,653	6.58	11.55	123
		7,964	5.70	11.55	93
		2,275	6.94	11.55	21
Matthew Emmens	Stock Purchase Plan	284	5.84	11.07	3
Angus Russell	Executive Scheme B	6,422	10.28	11.35	13
		114,474	5.07	10.88	1,326
		95,285	5.26	12.42	1,360
		100,000	5.26	12.70	1,484

Details of the options of Directors who served during the year are as follows:

		Number of ordinary shares						Exercise dates
Director	Scheme	At January 1, 2007	Granted	Exercised	Lapsed	At December 31, 2007	Exercise price	Earliest	Latest

Matthew Emmens	2000	945,010	-	-	-	945,010	£ 3.68	03.18.06	03.17.13
	Executive	315,777	-	-	-	315,777	£ 5.26	03.25.07	03.24.14
	Scheme B(iii)	295,000	-	-	-	295,000	£ 5.59	05.11.08	05.10.15
	Stock	713	-	-	-	713	£ 7.48	11.21.08	11.21.08
	Purchase Plan(v)	-	166	-	-	166	$ 62.58	11.01.08	11.01.08
		1,556,500	166	-	-	1,556,666

Angus Russell	Executive
	Scheme A(i)	4,181	-	-	-	4,181	£ 7.18	12.13.02	12.12.09
	Executive	6,422	-	6,422	-	0	£ 10.28	03.01.03	02.28.07
	Scheme B (i)	69,213	-	-	-	69,213	£ 12.57	06.05.04	06.04.11
	2000	114,474	-	114,474	-	0	£ 5.07	03.04.05	03.03.12
	Executive	284,024	-	-	-	284,024	£ 3.38	03.04.06	03.03.13
	Scheme B(iii)	195,285	-	195,285	-	0	£ 5.26	03.25.07	03.24.14
		195,000	-	-	-	195,000	£ 5.59	05.11.08	05.10.15
	Sharesave(ii)	2,342		-	-	2,342	£ 6.99	12.01.11	05.31.12
		870,941		316,181	-	554,760

The Hon James Grant	BioChem(iv)	2,275	-	2,275	-	0	£ 6.20	05.14.01	05.05.07
		2,275	-	2,275	-	0	£ 6.94	05.14.01	04.20.08
		7,964	-	7,964	-	0	£ 5.70	05.14.01	06.10.09
		13,653	-	13,653	-	0	£ 6.58	05.14.01	05.23.10
		26,167	-	26,167	-	0

For those options which remain unexercised during the year, no payment was made by any Director in consideration of the grant award.

Details of the SARs and PSPs of Directors who served during the year are as follows:

		Number of SARs - ADSs*						Exercise dates
Director	Scheme	At January 1, 2007	Granted	Exercised	Lapsed	At December 31, 2007*	Market Price at the date of the award	Earliest	Latest

Matthew Emmens	PSP part A (vi)	126,831		-	-	126,831	$49.36	08.17.09	08.17.11
	PSP part B (vi)	92,671		-	-	92,671	$49.36	08.17.09	08.17.09
	PSP part A (vi)		93,840			93,840	$64.10	02.27.10	02.27.12
	PSP part B (vi)		70,380			70,380	$64.10	02.27.10	02.27.10
		219,502	164,220	-	-	383,722

		Number of SARs - Ordinary shares
Angus Russell	PSP part A (vi)	128,542		-	-	128,542	£8.65	08.17.09	08.17.11
	PSP part B (vi)	96,406		-	-	96,406	£8.65	08.17.09	08.17.09
	PSP part A (vi)		117,495			117,495	£10.99	02.27.10	02.27.12
	PSP part B (vi)		80,000			80,000	£10.99	02.27.10	02.27.10
		224,948	197,495	-	-	422,443
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

The RPI based earnings per share performance criteria applied to options granted under the 2000 Executive Scheme from August 2002.  After consultation with certain institutional shareholders, the Company decided that, for options granted under the scheme from 2004 onwards, the retest of the performance condition, if Shire plc’s option EPS growth falls short of the minimum annual average percentage increase over the three year period from grant, would be changed. The performance condition will be retested once only, therefore, at five years after the grant.  Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

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

(v)
Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. Following approval by shareholders at the AGM held on June 20,2007 the 2007 Shire plc Employee Stock Purchase Plan was adopted  on similar terms to the predecessor plan  save that participants agree to save for a period up to 27 months, rather  than a fixed 27 months, as set by the Remuneration Committee. The offering period set for plan grants in 2007 was 12 months.

(vi)	Details of the Portfolio Share Plan and vesting criteria are set out in Note 32 to the consolidated financial statements included within Part IV of this Annual Report.

The market price of the ordinary shares at December 31, 2007 was £11.49 and the range during the year was £10.39 to £13.10.  The market price of the ADSs at December 31, 2007 was $68.95 and the range during the year was $61.66 to $79.52.

Long Term Incentive Plan

The following award, granted under the Long Term Incentive Plan, lapsed during 2007 and no payment was made under it as the performance criteria were not met at the maturity date:

Director	Date of award	Initial award made	Actual performance- related award	Date of maturity
Matthew Emmens(i)	March 20, 2003	80,960	Nil	March 20, 2007
Angus Russell (i)	March 20, 2003	44,667	Nil	March 20, 2007

Notes
(i)	The performance criteria attaching to awards made under the Long Term Incentive Plan are detailed above.

Details of current and outstanding awards under the Long Term Incentive Plan for Directors who served during the year are as follows:

Name of Director	Ordinary shares at January 1 2007	Date of award	Ordinary shares at December 31 2007	Value of award at grant date $'000	Earliest date on which an award can be transferred

Matthew Emmens	105,259	March 25, 2004	105,259	1,032	March 25, 2008
	97,468	May 11, 2005	97,468	1,025	May 11, 2009
	202,727		202,727	2,057

Angus Russell	65,059	March 25, 2004	65,059	638	March 25, 2008
	63,217	May 11, 2005	63,217	664	May 11, 2009
	128,276		128,276	1,302

Notes
(i)	The performance criteria attaching to awards made under the Long Term Incentive Plan are detailed above.

Approval

This report was approved by the Board of Directors on February 20, 2008 and signed on its behalf by:

Kate Nealon
Chairperson of the Remuneration Committee

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares as at February 15, 2008 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s named executive officers in 2007, where applicable, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire plc’s directors and executive officers is that of Shire plc’s.

Name	Number of ordinary shares beneficially owned as at February 15, 2008	Percent of ordinary shares (1)

Beneficial owner
Legal and General Group plc and its direct and indirect subsidiaries (One Coleman Street, London, ECR 5AA)(2)	29,449,544	5.26%

Management
Dr James Cavanaugh	412,849	*
Matthew Emmens (3)	1,280,009	*
Angus Russell (4)	374,637	*
Dr Barry Price	31,350	*
Robin Buchanan	7,500	*
The Hon James Grant	95,577	*
David Kappler	10,000	*
Patrick Langlois	-	-
Jeffrey Leiden	-	-
David Mott	-
Kate Nealon	2,251	-
Mike Cola	-	*
John Lee	49,332	*
Tatjana May	282,693	*
David Pendergast	183,726	*
Joseph Rus	24,000	*
All Directors and Executive Officers of the Company (19 persons)	2,820,833	*

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

(2)	Based solely on information provided to the Company by Legal and General Group plc on February 11, 2007.
(3)	Includes 1,260,787 ordinary shares issuable upon exercise of options.
(4)	Includes 357,418 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2007, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted- average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	36,173,403	$ 15.95	9,818,667
Equity compensation plans not approved by security holders	-	-	-
Total	36,173,403		9,818,667

(1) This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Company’s equity compensation plans that have specific limits.  However, certain of the Company’s plans do not provide for a maximum amount of options or SARS that may be issued under those plans. Consequently, it is not possible to calculate the maximum number of ordinary shares that may be required to settle the exercise of any future options or SARS issued under those plans.  However, the Company follows the Executive Remuneration - Association of British Insurers (“ABI”) Guidelines on Policies and Practices that recommend that newly issued shares when aggregated with awards under all of the company’s other equity compensation plans, must not exceed 10% of the issued ordinary share capital in any rolling 10-year period.  As a result, the maximum number of ordinary shares that the Company may issue to satisfy the option and SAR exercises under its equity compensation plans in accordance with the ABI guidelines is 5,581,720.  Any requirement to settle option or SAR exercises in excess of such limits will be met by the open market purchase of securities by the Shire Employee Share Ownership Trust.

ITEM 13: Certain relationships and related transactions

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant is a partner, totaling $0.2 million for the year to December 31, 2007 (2006: $0.6 million; 2005: $0.5 million).

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem.   In November 2007, April 2006 and April 2005, the Company contributed cash of $6.2 million (CAN$6.0 million), $8.0 million (CAN$9 million) and $4.1 million (CAN$5 million) respectively to ViroChem in return for an additional equity interest.  Dr Bellini, a Non-Executive Director of Shire Canada, Inc. (formerly Shire Biochem, Inc.) and, until May 10, 2003, a Non-Executive Director of Shire, had, at the time of the transaction, an indirect substantial interest in a company, which is a co-investor of ViroChem.

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

Year to December 31,	2007	2006
	$’000	$’000
Audit fees (1)	3,625	2,624
Audit-related fees (2)	1,432	319
Tax fees (3)	1,142	1,077
All other fees (4)	346	505
Total fees	6,545	4,525

(1)
Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits and in 2006 included the audit of management’s assessment that the Company maintained effective internal control over financial reporting and the audit of the effectiveness of the Company’s internal control over financial reporting.

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

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant.  For this purpose, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee.  The pre-approval policy is reviewed and updated periodically and was last updated on February 19, 2008.  The Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as at December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended
December 31, 2007

Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Notes to the Consolidated Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit number	Description

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005. (1)

10.1	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein.(2)

10.2
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc (3).

10.3
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (4)

10.4
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (5)

10.5	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (6)

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(1)  Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.
(2)  Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)  Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.
(4)  Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.
(5)  Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.
(6)  Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations
for each of the three years in the period to December 31, 2007	F-5

Consolidated Statements of Changes in Shareholders’ Equity
for each of the three years in the period to December 31, 2007	F-7

Consolidated Statements of Comprehensive (Loss)/Income
for each of the three years in the period to December 31, 2007	F-10

Consolidated Statements of Cash Flows
for each of the three years in the period to December 31, 2007	F-11

Notes to the Consolidated Financial Statements	F-14

Schedule:

Schedule II - Valuation and Qualifying Accounts
for each of the three years in the period to December 31, 2007	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc, Basingstoke, England

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, comprehensive (loss)/income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

London, United Kingdom
February 25, 2008

CONSOLIDATED BALANCE SHEETS
(In millions of US dollars, except share data)

	Notes	December 31, 2007 $’M	December 31, 2006 $’M
ASSETS
Current assets:
Cash and cash equivalents		762.5	1,126.9
Restricted cash		39.5	29.8
Accounts receivable, net	7	441.5	310.8
Inventories	8	174.1	131.1
Assets held for sale	9	10.6	-
Deferred tax asset	30	143.3	105.7
Prepaid expenses and other current assets	10	125.3	106.0
Total current assets		1,696.8	1,810.3

Non current assets:
Investments	11	110.2	55.8
Property, plant and equipment, net	12	368.6	292.8
Goodwill	13	219.4	237.4
Other intangible assets, net	14	1,764.5	762.4
Deferred tax asset	30	143.7	155.3
Other non-current assets	15	26.9	12.4
Total assets		4,330.1	3,326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	16	674.2	566.1
Deferred tax liability	30	11.3	-
Liability to dissenting shareholders	22	480.2	452.3
Other current liabilities	17	96.5	313.6
Total current liabilities		1,262.2	1,332.0

Non-current liabilities:
Convertible bonds	18	1,100.0	-
Other long-term debt	19	32.9	-
Deferred tax liability	30	332.4	-
Other non-current liabilities	19	375.6	52.1
Total liabilities		3,103.1	1,384.1
Commitments and contingencies	22

CONSOLIDATED BALANCE SHEETS (continued)
(In millions of US dollars, except share data)

	Notes	December 31, 2007 $’M	December 31, 2006 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 556.8 million shares issued and outstanding (2006: 750.0 million shares authorized; and 506.7 million shares issued and outstanding)	23	48.7	43.7
Exchangeable shares: 0.7 million shares issued and outstanding (2006: 1.3 million)		33.6	59.4
Treasury stock	23	(280.8)	(94.8)
Additional paid-in capital		2,509.9	1,493.2
Accumulated other comprehensive income		55.7	87.8
(Accumulated deficit)/retained earnings		(1,140.1)	353.0
Total shareholders’ equity		1,227.0	1,942.3
Total liabilities and shareholders’ equity		4,330.1	3,326.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of US dollars, except share and per share data)

Year to December 31,	Notes	2007	2006	2005
		$’M	$’M	$’M
Revenues:
Product sales		2,170.2	1,535.8	1,327.7
Royalties		247.2	242.9	242.9
Other revenues		18.9	17.8	28.7
Total revenues		2,436.3	1,796.5	1,599.3
Costs and expenses:
Cost of product sales(1)	2(w)	312.9	254.1	221.8
Research and development	2(w)	566.6	380.5	332.8
Selling, general and administrative (1)		1,196.0	936.1	735.5
In-process R&D charge	3	1,866.4	-	815.0
Gain on sale of product rights	4	(127.8)	(63.0)	-
Integration costs	5	1.3	5.6	9.7
Reorganization costs	6	-	-	9.4
Total operating expenses		3,815.4	1,513.3	2,124.2
Operating (loss)/income		(1,379.1)	283.2	(524.9)

Interest income		50.6	50.5	35.3
Interest expense	27	(70.8)	(26.4)	(12.0)
Other income, net	28	1.2	9.5	9.9
Total other (loss)/income, net		(19.0)	33.6	33.2
(Loss)/income from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations		(1,398.1)	316.8	(491.7)
Income taxes	30	(55.5)	(84.9)	(88.8)
Equity in earnings/(losses) of equity method investees, net of taxes	31	1.8	5.7	(1.0)
(Loss)/income from continuing operations		(1,451.8)	237.6	(581.5)
Gain on disposition of discontinued operations (net of income tax expense of $nil, $nil and $nil respectively)	6	-	40.6	3.1
Net (loss)/income		(1,451.8)	278.2	(578.4)

(1) Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $1.2 million for the year to December 31, 2007 (2006: $nil, 2005: $nil) and selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $95.0 million for the year to December 31, 2007 including impairments of intangible assets of $0.4 million (2006: $57.4 million including impairments of intangible assets of $1.1 million, 2005: $50.8 million, including impairments of intangible assets of $5.6 million).

 CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In millions of US dollars, except share and per share data)

Year to December 31,	Notes	2007		2006	2005
Earnings per share – basic	25
(Loss)/income from continuing operations		(268.7c	)	47.2c	(116.2c	)
Gain on disposition of discontinued operations		-		8.1c	0.6c
Earnings per share – basic		(268.7c	)	55.3c	(115.6c	)
Earnings per share – diluted	25
(Loss)/income from continuing operations		(268.7c	)	46.6c	(116.2c	)
Gain on disposition of discontinued operations		-		8.0c	0.6c
Earnings per share – diluted		(268.7c	)	54.6c	(115.6c	)
Weighted average number of shares (millions):
Basic		540.3		503.4	500.2
Diluted		540.3		509.3	500.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange-able shares	Exchange-able shares number shares	Treasury stock	Additional paid-in capital	Accumu- lated other compre-hensive income	Retained earnings	Total share-holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2004	41.8	484.9	195.8	4.2	(0.3)	1,167.3	132.0	714.1	2,250.7

Net loss	-	-	-	-	-	-	-	(578.4)	(578.4)

Foreign currency translation	-	-	-	-	-	-	(56.0)	-	(56.0)

Exchange of exchangeable shares	0.5	6.1	(94.6)	(2.0)	-	94.1	-	-	-

Options exercised	0.4	4.7	-	-	-	36.7	-	-	37.1

Share based compensation	-	-	-	-	-	29.2	-	-	29.2

Tax benefit associated with exercise of stock options	-	-	-	-	-	0.2	-	-	0.2

Shares purchased by the Employee Share Option Trust (“ESOT”) (0.2 million shares)	-	-	-	-	(2.5)	-	-	-	(2.5)

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	(1.0)	-	(1.0)

Realized gain on available-for-sale securities	-	-	-	-	-	-	(3.5)	-	(3.5)

Dividends	-	-	-	-	-	-	-	(28.5)	(28.5)

As at December 31, 2005	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	107.2	1,647.3

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2005 the Company paid dividends totaling 5.67 cents per ordinary share, equivalent to 17.02 cents per American Depositary Share (“ADS”), and 21.09 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange- able shares	Exchange- able shares number shares	Treasury stock	Additional paid-in capital	Accumulated other compre-hensive income	Retained earnings	Total share-holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2005	42.7	495.7	101.2	2.2	(2.8)	1,327.5	71.5	107.2	1,647.3

Net income	-	-	-	-	-	-	-	278.2	278.2

Foreign currency translation	-	-	-	-	-	-	18.1	-	18.1

Exchange of exchangeable shares	0.2	2.7	(41.8)	(0.9)	-	41.6	-	-	-

Options exercised	0.8	8.3	-	-	-	81.1	-	-	81.9

Share based compensation	-	-	-	-	-	43.0	-	-	43.0

Shares purchased by ESOT (5.8 million shares)	-	-	-	-	(92.0)	-	-	-	(92.0)

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	(1.8)	-	(1.8)

Dividends	-	-	-	-	-	-	-	(32.4)	(32.4)
As at December 31, 2006	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2006 the Company paid dividends totaling 6.35 US cents per ordinary share, equivalent to 19.06 US cents per ADS, and 21.81 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions of US dollars except share data)

	Common stock	Common stock number shares	Exchange-able shares	Exchange-able shares number shares	Treasury stock	Additional paid-in capital	Accumulated other compre-hensive income	Retained earnings/ (Accumulated deficit)	Total share-holders’ equity
	$’M	M’s	$’M	M’s	$’M	$’M	$’M	$’M	$’M
As at December 31, 2006	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

Net loss	-	-	-	-	-	-	-	(1,451.8)	(1,451.8)

Foreign currency translation	-	-	-	-	-	-	(15.5)	-	(15.5)

Shares issued, net of issue costs	4.3	42.8	-	-	-	873.0	-	-	877.3

Exchange of exchangeable shares	0.1	1.7	(25.8)	(0.6)	-	25.7	-	-	-

Warrants exercised	0.2	1.3	-	-	-	12.8	-	-	13.0

Options exercised	0.4	4.3	-	-	-	30.0	-	-	30.4

Share based compensation	-	-	-	-	-	75.2	-	-	75.2

Shares purchased by ESOT (8.3 million shares)	-	-	-	-	(186.0)	-	-	-	(186.0)

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(16.5)	-	(16.5)

Realized gain on sale of available-for-sale securities, net of taxes	-	-	-	-	-	-	(0.1)	-	(0.1)

Dividends	-	-	-	-	-	-	-	(41.3)	(41.3)

As at December 31, 2007	48.7	556.8	33.6	0.7	(280.8)	2,509.9	55.7	(1,140.1)	1,227.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2007 the Company paid dividends totaling 7.39 US cents per ordinary share, equivalent to 22.18 US cents per ADS, and 25.32 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In millions of US dollars)

Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
Net (loss)/income	(1,451.8)	278.2	(578.4)
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(15.5)	18.1	(56.0)
Unrealized holding loss on available-for-sale securities, net of taxes of $5.2 million (2006: $nil, 2005: $nil)	(16.5)	(1.8)	(1.0)
Realized gain on available-for-sale securities	(0.1)	-	(3.5)
Comprehensive (loss)/income	(1,483.9)	294.5	(638.9)

The components of accumulated other comprehensive income as at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
	$’M	$’M

Foreign currency translation adjustments	64.9	80.4
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes	(9.2)	7.4
Accumulated other comprehensive income	55.7	87.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income	(1,451.8)	278.2	(578.4)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization:
Cost of product sales	6.2	4.8	3.5
Selling, general and administrative expenses	154.3	99.1	68.0
Share-based compensation	75.2	43.0	29.2
In-process R&D charge	1,866.4	-	815.0
Amortization of deferred financing charges	11.9	-	-
Interest on building financing obligation	0.5	-	-
Write-down of long-term assets	3.0	3.8	14.1
Gain on sale of product rights	(127.8)	(63.0)	-
Loss/(gain) on sale of long-term assets	0.3	(0.3)	(3.9)
Gain on sale of drug formulation business	-	-	(3.6)
Movement in deferred taxes	(25.4)	(142.4)	22.3
Equity in (earnings)/losses of equity method investees	(1.8)	(5.7)	1.0
Gain on disposition of discontinued operations	-	(40.6)	(3.1)
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in accounts receivable	(120.7)	27.6	(79.9)
Increase in sales deduction accrual	24.1	24.8	18.6
(Increase)/decrease in inventory	(45.9)	7.2	8.6
Increase in prepayments and other current assets	(10.3)	(6.2)	(40.1)
Decrease/(increase) in other assets	1.2	0.7	(0.7)
Increase in accounts and notes payable and other liabilities	103.5	297.0	122.9
Increase/(decrease) in deferred revenue	5.0	(1.9)	(13.5)
Returns on investments from joint ventures	6.8	5.8	4.7
Cash flows used in discontinued operations	-	-	(0.4)
Net cash provided by operating activities (A )	474.7	531.9	384.3

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
CASH FLOWS FROM INVESTING ACTIVITIES:
Movement in short-term investments	55.8	6.9	366.7
Movements in restricted cash	(9.7)	0.7	(0.8)
Purchase of subsidiary undertaking, net of cash acquired	(2,458.6)	(0.8)	(1,114.0)
Expenses of acquisition	(61.0)	-	(37.5)
Purchase of long-term investments	(63.2)	(9.8)	(7.7)
Purchase of property, plant and equipment	(110.4)	(100.3)	(86.2)
Purchase of intangible assets	(59.0)	(58.8)	(20.5)
Proceeds from sale of long-term investments	0.5	-	10.1
Proceeds from sale of property, plant and equipment	0.8	0.9	0.1
Proceeds/deposits received from sale of product rights	234.4	63.4	-
Proceeds from sale of drug formulation business	-	-	0.6
Loan made to ID Biomedical Corporation (“IDB”)	-	-	(43.2)
Proceeds from loan repaid by IDB	-	70.6	-
Proceeds from sale of the vaccines business	-	-	92.2
Returns of equity investments	2.3	0.3	3.8
Net cash used in investing activities (B)	(2,468.1)	(26.9)	(836.4)

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from drawings under bank facilities	1,300.0	-	-
Repayment of drawings under bank facilities	(1,300.0)	-	-
Proceeds from issue of Shire plc 2.75% convertible bonds due 2014	1,100.0	-	-
Redemption of 2% convertible loan notes due 2011	-	(0.1)	-
Redemption of New River Pharmaceuticals, Inc (“New River”) 3.5% convertible note due 2013	(279.4)	-	-
Proceeds from exercise of New River purchased call option	141.8	-	-
Payment of debt arrangement and issue costs	(32.8)	-	-
Proceeds from exercise of options	30.4	81.9	37.1
Proceeds from issue of common stock, net of issue costs	877.3	-	-
Proceeds from exercise of warrants	13.0	-	-
Tax benefit of stock option compensation, charged directly to reserves	-	-	0.2
Payments to acquire shares by ESOT	(186.0)	(92.0)	(2.5)
Payment of dividend	(41.3)	(32.4)	(28.5)
Net cash provided by/(used in) financing activities (C)	1,623.0	(42.6)	6.3
Effect of foreign exchange rate changes on cash and cash equivalents(D)	6.0	8.0	(9.2)

Net (decrease)/ increase in cash and cash equivalents (A+B+C+D)	(364.4)	470.4	(455.0)
Cash and cash equivalents at beginning of year	1,126.9	656.5	1,111.5
Cash and cash equivalents at end of year	762.5	1,126.9	656.5

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

Supplemental information associated with continuing operations:
Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
Interest paid	25.8	1.8	4.3
Income taxes paid	33.5	5.6	54.1

Non cash activities:
Building financing obligation	32.3	-	-
Proceeds from product out licensing:
Equity in Avexa Ltd (“Avexa”).	2.9	-	1.7
Proceeds from sale of drug formulation business:
Equity in Supernus Pharmaceuticals Inc (“Supernus”).	-	-	3.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.	Description of operations

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.

Shire plc was incorporated under the laws of England and Wales on June 27, 2005 and is a public limited company.  Following the implementation of a Scheme of Arrangement, on November 25, 2005 Shire plc replaced Shire Pharmaceuticals Group plc as the holding company for Shire plc and its subsidiaries.

Historically, the Company has grown through acquisition, completing eight major mergers or acquisitions in a thirteen-year period from 1994 to 2007.  Divestments of non-core assets over the past three years have streamlined the Company’s operations.  The Company will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value in the future.

Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”), gastrointestinal (“GI”) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions.  Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection either in the US or Europe.  Shire believes that a carefully selected portfolio of products with relatively small-scale sales forces will deliver strong results.

2.	Summary of significant accounting policies

(a)	Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire plc and all of its subsidiary undertakings after elimination of inter-company accounts and transactions.

(b)	Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US generally accepted accounting principles (“GAAP”) and Securities Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets  (including those acquired through business combinations), valuation of In process R&D (“IPR&D”), the valuation of the effective settlement of the pre-existing relationship between the Company and New River, the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of approximately 11.3 million shares of Transkaryotic Therapies, Inc. (“TKT”) common stock who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

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

Milestones

During the term of certain research and development agreements and licensing agreements, the Company receives non-refundable milestones as certain technical and regulatory targets are achieved.  Revenues are recognized either on achievement of such milestones or over the relevant performance period if the Company has substantive performance obligations.

The Company also receives non-refundable clinical milestones when certain targets are achieved during the clinical phases of development, such as the submission of clinical data to a regulatory authority. These clinical milestones are either recognized when receivable (i.e. on completion of the relevant phase) or over the relevant performance period if the Company has substantive performance obligations.  If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be paid.

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

Cost of product sales includes the cost of purchasing finished product for sale, the cost of raw materials and manufacturing for those products that are manufactured by the Company, shipping and handling costs, depreciation and amortization of intangible assets in respect of favorable manufacturing contracts. Royalties that are payable on those products that the Company does not own the rights to are also included in cost of product sales.

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

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $92.3 million, $91.6 million, and $62.3 million for the years to December 31, 2007, 2006 and 2005 respectively and were included within selling, general and administrative expenses.

(h)	Research and development expense

Research and development costs are expensed as incurred. Upfront and milestone payments made to third parties for products that have not yet received marketing approval and for which no alternative future use has been identified are also expensed as incurred.

Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

(i)	Valuation and impairment of long-lived assets other than goodwill and investments

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

(j)	Finance costs of debt

Finance costs of debt are recorded as a deferred asset and amortized to the statement of operations over the period to the earliest redemption date of the debt, using the effective interest rate method. On extinguishment of the related debt, any unamortized deferred financing costs are written off and charged to interest expense in the consolidated statement of operations.

(k)	Foreign currency

Monetary assets and liabilities in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the balance sheet date.  Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction.  Transaction gains and losses are recognized in arriving at (loss)/income from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations.

The results of operations, whose functional currency is not the US Dollar, are translated into the US Dollar at the average rates of exchange during the period, with the balance sheets translated at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income.

Foreign currency exchange transaction gains and losses included in consolidated net (loss)/income in the years to December 31, 2007, 2006, and 2005, amounted to a $0.8 million loss, $3.2 million gain and $1.4 million loss, respectively.

(l)	Income taxes

The Company provides for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes" (“SFAS No. 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).

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

The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

(m)	Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is based upon net (loss)/income available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the period.  Diluted earnings per share is based upon net (loss)/income available to ordinary shareholders (adjusted for the impact of interest expense on convertible debt on an “if-converted” basis) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the year.  Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(n)	Share-based compensation

Share-based compensation represents the cost of share-based awards granted to employees. The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of share-based awards without market-based performance conditions using a Black-Scholes valuation model and awards with market-based performance conditions are valued using a binomial valuation model.  The following assumptions were used to value share based awards:

•
Risk-free interest rate – For awards granted over ADSs, the US Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on UK government bonds with a term consistent with the expected life of the award is used;

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

As at December 31, 2007 the Company had seven share-based employee compensation plans, which are described more fully in Note 32.

(o)	Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(p)	Financial instruments - derivatives

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with third party and inter-company loan transactions. These instruments consist of swap and forward foreign exchange contracts. The Company does not elect to hedge account for these instruments and accordingly the movements in the fair values of these instruments are recognized in the statement of operations. The fair values of these instruments are included on the balance sheet in current assets/liabilities and within Net cash provided by operating activities in the consolidated statement of cashflows.

(q)	Inventories

Inventories are stated at the lower of cost (including manufacturing overheads, where appropriate) or market (net realizable value). Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal.

(r)	Assets held for sale

An asset is classified as held for sale when, amongst other things, the Company has committed to a plan of disposition, the asset is available for immediate sale, and the plan is not expected to change significantly.  Assets held for sale are carried at the lower of the carrying amount or fair value less cost to sell. The Company does not record depreciation or amortization on assets classified as held for sale.

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

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value.  Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value.  For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in the consolidated statements of comprehensive income, net of any related tax effect.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net (see Note 28).  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included as interest income.

(t)	Property, plant and equipment

Property, plant and equipment is shown at cost, less accumulated depreciation and any impairment losses.  The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings	20 to 50 years

Office furniture, fittings and equipment	3 to 10 years

Warehouse, laboratory and manufacturing equipment	3 to 10 years

The cost of land is not depreciated.  Assets under the course of construction are not depreciated until the relevant assets are available and ready for use.

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

In a business combination, goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.  An excess of the fair value of assets acquired and liabilities assumed over the cost of acquisition is, in accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”) allocated as a pro rata reduction of amounts that would otherwise have been ascribed to identifiable intangible assets and IPR&D, (such IPR&D being immediately charged to expense, having no alternative future use).

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

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (“SFAS No. 142”), goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets (including allocated goodwill) to the fair value of those net assets.  If the reporting unit's carrying amount is greater than its fair value, then a second step is performed whereby the portion of the fair value that relates to the reporting unit's goodwill is compared to the carrying value of that goodwill.  The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the fair value.  The Company has determined that there are no impairment losses in respect of goodwill for any of the reporting periods covered by these financial statements.

(ii)	Other intangible assets

Other intangible assets, which comprise intellectual property including trademarks for products with a defined revenue stream, are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 15 years). Intellectual property with no defined revenue stream, where the related product has not yet completed the necessary approval process and has no alternative future use, is written off to operations on acquisition.

The following factors are considered in estimating the useful lives of other intangible assets.  Where an intangible asset is a composite of a number of factors, the period of amortization is determined from considering these factors together:

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

Amounts of $6.4 million and $6.3 million predominately relating to manufacturing set-up costs for new products, have been reclassified from Research and development to Cost of product sales for the year to December 31, 2006 and 2005.

(x)	Change in reporting entity

On November 25, 2005, Shire plc, a public limited company incorporated in England and Wales, became the holding company of Shire Pharmaceuticals Group plc (“SPG”) pursuant to a Scheme of Arrangement under Section 425 of the UK Companies Act 1985 that was approved by the High Court of Justice in England and Wales and the shareholders of SPG (the Scheme of Arrangement). Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £3.50, of Shire plc (“Shire Ordinary Shares”) were exchanged for ordinary shares, each having a nominal value of £0.05 of SPG (“SPG Ordinary Shares”), on a one-for-one basis. As a result of the Scheme of Arrangement, SPG is now a wholly-owned subsidiary of Shire plc and has been re-registered as a private company under the name Shire Pharmaceuticals Group Limited. The Shire plc Ordinary Shares carry substantially the same rights as did the SPG Ordinary Shares.  The Scheme of Arrangement did not involve any payment for the new Shire plc Ordinary Shares.

Shire plc’s Board of Directors, management and corporate governance arrangements immediately following the Scheme of Arrangement were the same as SPG immediately before the Scheme of Arrangement became effective.  The consolidated assets and liabilities of Shire plc immediately after the Scheme of Arrangement were the same as the consolidated assets and liabilities of SPG immediately prior thereto.

The SPG Ordinary Shares underlying the SPG American Depositary Shares (the SPG ADSs), each representing three SPG Ordinary Shares, participated in the Scheme of Arrangement like all other SPG Ordinary Shares.  The Scheme of Arrangement did not involve any payment for the new Shire ADSs, which represent three ordinary shares of Shire plc.

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

In accordance with SFAS No. 141 the corporate restructuring is accounted for as a reorganization of entities under common control. Accordingly, the historical financial statements prior to the reorganization are labeled as those of Shire, but continue to represent the operations of SPG.  For periods prior to the corporate restructuring, the equity of Shire represents the historical equity of SPG, restated to reflect the nominal value of shares received in the Scheme of Arrangement as adjusted by the reduction of capital. The difference in the nominal value of shares before and after the restatement relates to the effect of foreign exchange movements and the offset is recorded in additional paid-in capital.

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

(y)	New accounting pronouncements

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

There was no cumulative effect adjustment to the opening balance of retained earnings arising as a result of the adoption of FIN 48.  A balance of $270.7 million has been reclassified from current liabilities to non-current liabilities at January 1, 2007. No other adjustments have been made to the other components of equity or net assets in the statement of financial position.

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

To be adopted in future periods

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest.  SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),” Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

EITF 07-3

In June 2007, the EITF reached a consensus regarding EITF 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  The scope of this Issue is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities.  The EITF concluded that non-refundable advance payments for future research and development activities should be deferred and capitalized on balance sheet. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2007 for contracts entered into from January 1, 2008.

SFAS No. 159

On February 15, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  The adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial position, result of operations or cash flows.

SFAS No. 157

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS No. 157 will therefore be applicable for the Company’s fiscal year commencing January 1, 2008. In November 2007, the FASB agreed to defer the effective date of Statement 157 for all non financial assets and liabilities by one year. The Company is currently reviewing the impact of the adoption of SFAS No. 157 on its financial statements. The Company’s analysis of SFAS No. 157 is not yet complete, although it is anticipated that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows or financial statement disclosure at the date of adoption.

(z)	Statutory accounts

The consolidated financial statements as at December 31, 2007 and 2006, and for each of the three years in the period to December 31, 2007, do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985.

Statutory accounts prepared in accordance with International Financial Reporting Standards, as adopted for use in the EU for the years ended 31 December 2006 and 2005 have been delivered to the Registrar of Companies for England and Wales. The auditors’ reports on those accounts were unqualified.

3.	Business combinations: New River acquisition

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

VYVANSE for ADHD in pediatric populations was approved by the US Food and Drug Administration (“FDA”) on February 23, 2007 and the Company received notification from the Drug Enforcement Agency (“DEA”) of the final Schedule II classification for VYVANSE on May 3, 2007.

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

Total consideration, including amounts payable in respect of stock options, share appreciation rights (“SARs”), warrants over New River’s common stock and costs directly attributable to the business combination was approximately $2.6 billion at the price of $64 per share of New River’s common stock, as analyzed below:

$’M
Cash consideration for 37.1 million outstanding shares of New River common stock at $64 per share (net of 1.5 million of common stock repurchased through a prepaid forward purchase contract(1))	2,276.0
Cash cost of settling New River’s stock options and SARs	124.5
Cash cost for settling sold warrants over 4.0 million shares of New River’s common stock	133.0
Direct acquisition costs	61.0
2,594.5

(1)  New River entered into this prepaid forward purchase contract with Merrill Lynch in July 2006.

Accounting for the Effective Settlement of the New River Collaboration Agreement

Prior to the acquisition of New River, on January 31, 2005 Shire entered into a collaboration agreement with New River which governed the development, manufacture and commercialization of VYVANSE for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in the US and rest of the world (“RoW”) territories.  In March 2005, this collaboration agreement was split into two separate agreements, the US Collaboration Agreement and the RoW Territory Licence Agreement (together the “New River Collaboration Agreements”).

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

Purchase price allocation

Shire's cost of acquiring New River of approximately $2.6 billion has been allocated on a preliminary basis to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition. Based on this preliminary allocation of the purchase price, an excess of the fair value of assets acquired and liabilities assumed over the cost of acquisition totaling $122.2 million has arisen which management, in accordance with SFAS No. 141, has allocated as a pro rata reduction of amounts that would otherwise have been ascribed to identifiable intangible assets and IPR&D, (such IPR&D being immediately charged to expense, having no alternative future use).  The value of other intangible assets and IPR&D below are presented after this pro-rata allocation.

During the fourth quarter of 2007 the Company reduced the values ascribed to other intangible assets by $17.4 million and IPR&D by $29.7 million from amounts previously assigned to these assets in the preliminary purchase price allocation. The change to the values ascribed to other intangible assets and IPR&D arose from changes to preliminary estimates of deferred taxes in the purchase price allocation exercise: accordingly the excess of the fair value of net assets acquired and liabilities assumed over the cost of the acquisition increased by $47.1 million in the fourth quarter of 2007. In accordance with SFAS 141 this excess has been allocated pro-rata to intangible assets and IPR&D.

The Company has substantially completed its determination of fair values. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.  To the extent that these preliminary estimates of the fair value of the assets acquired and the liabilities assumed need to be adjusted, Shire will do so in future periods in accordance with SFAS No.141.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

$’M
ASSETS
Current assets:
Cash and cash equivalents	74.9
Short-term investments	55.8
Accounts receivable, net	0.3
Inventories	11.4
Purchased call option	141.8
Deferred tax asset	53.5
Prepaid expenses and other current assets	0.2
Total current assets	337.9

Property, plant and equipment, net	0.8
Other intangible assets, net
- Intellectual property - developed technology	1,088.4
- Favorable manufacturing contracts	8.9
- In process research and development	1,866.4
Total assets	3,302.4

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	33.3
Convertible loan notes	279.4
312.7
Non-current liabilities:
Deferred tax liability	395.2

Total liabilities	707.9

Net assets acquired	2,594.5

In-process Research and Development

IPR&D is defined by FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, (“FIN 4”) as being a development project that has been initiated and achieved material progress but (i) has not yet reached technological feasibility or has not yet received the appropriate regulatory approval; (ii) has no alternative future use; and (iii) the fair value is estimable with reasonable certainty.

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

The IPR&D assets totaling $1,866.4 million relate to VYVANSE indicated for ADHD in non-pediatric patients in the US ($1,786.8 million) and VYVANSE indicated for ADHD in RoW, ($79.6 million).

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

Identifiable intangible assets

The acquired identifiable intangible assets are attributable to the following categories:

	Fair value $’M	Asset life Years
Intellectual property – developed technology(1)	1,088.4	20	(3)
Other (finite-lived assets)(2)	8.9	5
	1,097.3

(1)	Relates to VYVANSE approved for the treatment of ADHD in pediatric patients.
(2)	Relates to a favorable manufacturing contract for VYVANSE.
(3)
The asset life of 20 years represents the period over which management believe the asset will contribute to the future cash flows of Shire, being the expected commercial lifespan of VYVANSE (VYVANSE has patent protection in the US until September 2023 and until September 2024 in Europe).

Acquired identifiable intangible assets primarily represent the value ascribed to developed technology, represented by VYVANSE for the treatment of ADHD in pediatric populations in the US. These rights include the rights to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which VYVANSE reacts in body, an understanding of the mechanisms of action which allow VYVANSE to work and the knowledge related to the associated clinical and marketing studies performed for VYVANSE).

The fair value of this intellectual property in respect of VYVANSE for the treatment of ADHD in pediatric populations has been determined through the income approach using the multi-period excess earnings method. The valuation assumes that, consistent with EITF 04-1, the effective settlement of the pre-existing New River Collaboration Agreements has occurred and Shire has purchased 100% of the cash flows of VYVANSE for the treatment of ADHD in pediatric populations in the US. Using the multi-period excess earnings method, the fair value of intellectual property in respect of VYVANSE for the treatment of ADHD in pediatric populations in the US has been based on the present value of the incremental after-tax cash flows attributable to the asset, after the deduction of contributory asset charges for other assets employed (including working capital, the assembled workforce, and the favorable manufacturing contract).

The forecast of future cash flows in respect of the VYVANSE intellectual property requires various assumptions to be made, including:

•
revenue that is likely to result from sales of VYVANSE for the treatment of ADHD in pediatric populations, including the estimated number of units to be sold, estimated selling prices, estimated ADHD market penetration, estimated ADHD market share and year-over-year growth rates over VYVANSE’s life cycle;

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

Deferred taxes

A net current deferred tax asset of $53.5 million and a net non current deferred tax liability of $395.2 million have been recognized in the preliminary purchase price allocation, as analyzed below:

$’M
Deferred tax asset on New River net operating loss carryforwards	46.7
Other deferred tax assets - current	6.8
Net deferred tax asset - current	53.5

Deferred tax liabilities on intangible assets – non current(1)	394.8
Other deferred tax liabilities	2.6
Deferred tax liability – non current	397.4
Other deferred tax assets – non current	(2.2)
Net deferred tax liability – non current	395.2

(1) Principally relating to temporary differences arising in respect of the acquired intangible asset for developed technology (representing VYVANSE for the treatment of ADHD in pediatric populations in the US) which is not deductible for tax purposes.    The deferred tax liability will be credited to the statement of operations in line with the amortization of the intangible asset.

Deferred revenue

In accordance with the requirements of EITF Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, deferred revenue of $3.1 million previously included within New River’s other current liabilities and $59.5 million included within other non-current liabilities relating to the New River Collaboration Agreements have been eliminated from the acquisition balance sheet through the preliminary purchase price allocation exercise, as the enlarged Shire group will have no external performance obligations in respect of this deferred revenue following the acquisition.

Restructuring costs

An estimate of restructuring costs of $3.6 million accounted for in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”, has been recognized as a liability assumed in the purchase business combination within Accounts payable and accrued expenses. These costs primarily relate to employee severance costs and the cost of exiting New River’s Virginia facilities.  These costs have been paid in 2007.

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of New River had occurred at January 1, 2006.

	2007 $’M	2006 $’M
Total revenues	2,436.3	1,796.5
Net income from continuing operations before cumulative effect of change in accounting principles	294.9	105.1
Net income from continuing operations	294.9	104.4
Net income	294.9	145.0

	2007	2006
Earnings per share – Basic
Net income from continuing operations per share	53.3c	18.6c
Net income per share	53.3c	25.6c

Earnings per share - Diluted
Net income from continuing operations per share	52.5c	18.4c
Net income per share	52.5c	25.3c

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)
an adjustment to eliminate the revenues recognized by New River of $3.0 million and $34.3 million for the year to December 31, 2007 and 2006 respectively and expenses incurred by Shire of $50.0 million for the year to December 31, 2006 in connection with the New River Collaboration Agreements;

(ii)
an adjustment to increase interest expense by $25.3 million and $67.2 million for the year to December 31, 2007 and 2006 respectively, to reflect the interest expense and amortization of deferred issue costs associated with the $1,300 million drawn down under the Facilities Agreement (as defined in Note 18), which was entered into by Shire on February 21, 2007 for the purpose of financing the acquisition of New River;

(iii)
an adjustment to decrease interest income by $6.5 million and $18.6 million for the year to December 31, 2007 and 2006 respectively, to reflect the interest foregone on the Company’s cash resources used to part finance the acquisition of New River;

(iv)
an adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 5 to 20 years, of approximately $28.1 million and $56.2 million for the year to December 31, 2007 and 2006; and

(v)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the private placement of 42.9 million new ordinary shares of Shire plc on February 20, 2007, the proceeds of which were used to partially fund the acquisition, as if the private placement took place on January 1, 2006.

The unaudited pro forma financial information above has not been adjusted for the IPR&D charge of $1,866.4 million which formed part of the preliminary purchase price allocation because it is non-recurring in nature.  The unaudited pro forma financial information includes a charge of $81.8 million and $39.7 million for the year to December 31, 2007 and 2006 respectively, in respect of New River cash settled SARs. Pursuant to SFAS No 123(R), “Share based payments”, the liability for the cash settled SARs was revalued to fair value at each balance sheet date; these cash settled SARs were extinguished as a result of the acquisition.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	Gain on sale of product rights

Disposal of non-core products to Laboratorios Almirall S.A (“Almirall”)

On December 18, 2007 the Company received cash consideration of $209.6 million, net of costs of $2.2 million arising on the transfer of product licences, in respect of the divestment of a portfolio of its non-core products, including SOLARAZE and VANIQA, to Almirall.  The Company has recognized gains in respect of these divested product rights when the relevant regulatory or other consents for the transfer of these product rights have been obtained.  At December 31, 2007, a gain of $114.8 million has been recognized and associated assets and liabilities with a carrying value of $62.1 million, including goodwill, intangibles, inventory, have been disposed of.

Proceeds of $32.7 million (included within the $209.6 million above) for products where the relevant regulatory or other consents have not been obtained at December 31, 2007 have been recorded as a deposit within Other current liabilities.  See Note 9 for further information.

Disposal of EQUETRO

In September 2007 Shire sold EQUETRO to Validus Pharmaceuticals Inc. (“Validus”) for a cash consideration of $7.5 million and transferred to Validus all post approval study commitments, resulting in a gain of $7.1 million being recorded in the year to December 31, 2007.

Other disposals

In the year to December 31, 2007 Shire also received cash consideration of $11.2 million in respect of the divestment of other non-core products resulting in a gain of $5.9 million being recorded.  Further cash consideration of $6.1 million has been received for divested non-core products, which has been recorded as a deposit within Other accrued liabilities until the relevant regulatory authorizations for the products are transferred.  See Note 9 for further information.

Disposal of ADDERALL

In September 2006, Shire disposed of its ADDERALL (immediate release mixed amphetamine sales) product to Duramed Pharmaceuticals Inc, (“Duramed”) for $63.0 million in cash, resulting in a gain of $63.0 million being recorded.

All assets disposed of during 2007 and 2006 formed part of the Speciality Pharmaceuticals segment.

5.	Integration costs

New River Integration

Integration costs of $1.3 million in connection with the Company’s acquisition of New River have been incurred in the year to December 31, 2007.  At December 31, 2007 the integration of New River was completed and no further integration costs will be incurred.

TKT Integration costs

In connection with the Company’s acquisition of TKT in July 2005, the Company’s management approved and initiated plans to restructure the operations of the enlarged Company to eliminate duplicate facilities and reduce costs.

Integration costs represent incremental costs incurred by the Company directly related to the absorption of the TKT business into the Company, including expenditures for consulting and systems integration. The charges have been presented as integration costs in the statement of operations and are accounted for solely within the Human Genetic Therapies (“HGT”) operating segment.  No further integration costs were incurred in the year to December 31, 2007 and amounts accrued at December 31, 2006 have been paid during the year to December 31, 2007.

Integration costs arising on the acquisition of TKT in the year to December 31, 2007:

	Opening liability	Paid in year to December 31, 2007	Closing liability
		$’M	$’M
Employee severance and retention payments for key TKT employees	2.7	(2.7)	-
Information technology costs	0.1	(0.1)	-
	2.8	(2.8)	-
Included within:
Current liabilities	2.8	(2.8)	-
	2.8	(2.8)	-

Integration costs in the year to December 31, 2006:

	Opening liability	Costs recorded in year to December 31, 2006	Paid in year to December 31, 2006	Closing liability
	$’M	$’M	$’M	$’M
Employee severance and retention payments for key TKT employees	5.9	3.0	(6.2)	2.7
Information technology costs	-	1.2	(1.1)	0.1
Other	0.2	1.4	(1.6)	-
	6.1	5.6	(8.9)	2.8
Included within:
Current liabilities	5.3	5.6	(8.1)	2.8
Other long-term liabilities	0.8	-	(0.8)	-
	6.1	5.6	(8.9)	2.8

Integration costs in the year to December 31, 2005:

	Costs recorded in year to December 31, 2005	Paid in year to December 31, 2005	Closing liability
	$’M	$’M	$’M
Employee severance and retention payments for key TKT employees	7.0	(1.1)	5.9
Information technology costs	1.1	(1.1)	-
Other	1.6	(1.4)	0.2
	9.7	(3.6)	6.1
Included within:
Current liabilities	8.9	(3.6)	5.3
Other long-term liabilities	0.8	-	0.8
	9.7	(3.6)	6.1

6.	Reorganizations

Actions commenced in 2005

Sale of the drug formulation business

On December 22, 2005, Shire sold its drug formulation business to Supernus, a newly formed specialty pharmaceutical company funded by two venture capital companies.

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

All items are recorded in the Specialty Pharmaceuticals segment.

Actions commenced in 2004

North American site consolidation

As previously disclosed, the Company began a consolidation of its North American sites in 2004, with the aim of decreasing the number of sites from 16 to four, including the opening of a new US headquarters office in Wayne, Pennsylvania. The Company recorded reorganization costs of $9.4 million and $48.5 million in the year to December 31, 2005 and 2004 respectively for employee severance and relocation costs and costs associated with duplicate facilities.  These charges have been reflected within reorganization costs in the Statement of Operations and are accounted for solely within the Specialty Pharmaceuticals segment.

Following the closure of the Newport site in July 2005, the site consolidation was completed and no further reorganization costs were incurred. The severance and relocation costs were paid over a period of three years and no amounts were outstanding at December 31, 2006.

The duplicate facilities costs will be paid over the remaining life of the relevant leases, which all expire before October 31, 2012.  At December 31, 2007 there was a liability for duplicate facilities of $3.8 million (2006: $5.0 million) of which $2.0 million (2006: $2.4 million) is included within current liabilities and $1.8 million (2006: $2.6 million) is included within long-term liabilities.

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

Accordingly, the $78.7 million received in 2006 was recorded as follows:

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

7.	Accounts receivable, net

Accounts receivable at December 31, 2007 of $441.5 million (December 31, 2006: $310.8 million), are stated net of a provision for doubtful accounts and sales discounts of $9.8 million (December 31, 2006: $8.8 million).

The movement in the provision for doubtful accounts and sales discounts is as follows:

	2007 $’M	2006 $’M	2005 $’M
As at January 1,	8.8	9.7	4.3
Charged to operations	60.1	47.1	51.1
Utilization	(59.1)	(48.0)	(45.7)
As at December 31,	9.8	8.8	9.7

Revenues are mainly derived in North America (74% of total revenues) from agreements with major pharmaceutical companies and relationships with pharmaceutical wholesale distributors and retail pharmacy chains.  Material customers are disclosed in Note 26.

8.	Inventories

	December 31, 2007	December 31, 2006
	$’M	$’M
Finished goods	67.6	50.1
Work-in-process	66.2	59.2
Raw materials	40.3	21.8
	174.1	131.1

9.	Assets held for sale

(i) Disposal of non-core products to Almirall

On December 18, 2007 the Company completed the divestment of a portfolio of its non-core products, including SOLARAZE and VANIQA, to Almirall for cash consideration of $209.6 million, net of costs of $2.2 million arising on the transfer of product licences. Proceeds of $32.7 million, included within the $209.6 million, have been recorded as a deposit within Other current liabilities until the relevant regulatory or other consents for the transfer of these products are obtained.  The assets related to these product rights have been reclassified to assets held for sale.  At December 31, 2007 assets held for sale included assets with a carrying value of $8.3 million, represented by attributed goodwill of $1.0 million and intangible assets of $7.3 million.

(ii) Other disposals

At December 31, 2007 assets held for sale also included intangible assets with a carrying value of $2.3 million in respect of other non core product licences held for sale.   In 2007 Shire received cash consideration of $6.1 million in respect of these product licenses, which is recorded as a deposit within Other current liabilities. These deposits remain refundable to the purchasers until the relevant regulatory authorisations for the products are transferred (expected to occur by the end of H1 2008), upon which an additional gain of approximately $4 million will be recorded.

All assets classified as held-for-sale form part of the Specialty Pharmaceuticals segment.

10.	Prepaid expenses and other current assets

	December 31, 2007	December 31, 2006
	$’M	$’M
Prepaid expenses	38.1	39.0
Income tax receivable	19.2	20.7
Value added taxes receivable	10.8	16.0
Other current assets	57.2	30.3
	125.3	106.0

Included within Other current assets is an amount of $23.0 million, in respect of the contribution Shire’s insurance companies will make towards settlement of the TKT Class Action Shareholder Suit, see Note 22(d).  Shire will contribute a further $27 million towards the settlement.  The total settlement of $50.0 million is recorded within Accounts payable and accrued expenses.

11.	Investments

	December 31,	December 31,
	2007	2006
	$’M	$’M
Investments in private companies	23.2	15.1
Available-for-sale securities	62.1	16.5
Equity method investments	24.9	24.2
	110.2	55.8

The Company recorded impairments of $3.0 million on its investments during the year to December 31, 2007 (2006: $2.1 million; 2005 $2.0 million). See Note 28.

(i)	Investments in private companies

During the year to December 31, 2007 additions to investments in private companies included $6.2 million (2006: $8.0 million) to ViroChem Pharma Inc. in return for an additional equity interest.

During the year to December 31, 2007 the Company recorded impairments of $nil million (2006: $1.8 million) against its investments in private companies.  The 2006 impairment was based on a decline in the estimates of their fair value that the Company believes are other-than-temporary.

The changes in fair market value, which resulted in the write-downs referred to above, were based on the Company’s estimates of fair value.  These estimates were derived from financial and other publicly available information such as press releases and recent capital raising activities.

(ii)	Available-for-sale securities

Renovo Group plc

On June 19, 2007 Shire signed a development and license agreement with Renovo Limited (“Renovo”), an affiliate of Renovo Group plc to develop and commercialise JUVISTA, Renovo’s novel drug candidate in late Phase 2 development, outside the EU.  In accordance with this agreement, on August 20, 2007 Shire made an equity investment of $50.0 million for 12.4 million ordinary shares in Renovo Group plc, which represented 6.5% of the total outstanding shares in Renovo immediately after the issue.  The Company has accounted for this investment as an available-for-sale security in accordance with SFAS No. 115. For further information on the development and license agreement, see Note 22.

Avexa Limited (“Avexa”)

On January 22, 2007 Shire amended its out-license agreement with Avexa relating to the investigational HIV compound SPD754, to extend Avexa’s exclusive commercialization rights to include the US and Canadian markets.  In return, Shire received an up-front cash payment of $10 million, eight million additional Avexa shares valued at $2.9 million (taking its shareholding in Avexa to just over 8%) and will receive further milestones and royalty payments upon approval and commercialization of the product.

In March 2007, Avexa reported positive Phase 2b results for SPD754 and initiated a capital raising program, including a rights issue, to fund Phase 3 trials.  Shire has fully participated in the rights issue and accordingly has recognized an additional investment of $3.6 million.

Other

During 2007, Shire sold an investment in part of its portfolio of available-for-sale securities, valued at $0.4 million, realizing a gain on the sale of $0.1 million.  In 2006, there were no sales of available-for-sale securities.

The Company recorded other-than-temporary impairments of $3.0 million, $0.3 million and $0.4 million against its available-for-sale securities in the years to December 31, 2007, 2006, and 2005 respectively.

At December 31, 2007 the Company had available-for-sale investments in an unrealized gain position of $7.7 million and one available-for-sale investment (Renovo Group plc) in an unrealized loss position of $16.9 million for which an other-than-temporary impairments has not been recognized.  The Company considers that the impairment is temporary as the decline of Renovo Group plc’s share price in the fourth quarter of 2007 was related to the results of one clinical trial for JUVISTA, which was released in the fourth quarter of 2007.  The Company considers that, as the clinical trials in multiple other surgery types are continuing and six other trials have demonstrated statistically significant efficacy, the decline in Renovo Group plc’s share price is temporary. The fair value of the Company's available-for-sale investment in an unrealized loss position is $33.1 million.

Equity method investments

	December 31,	December 31,
	2007	2006
	$’M	$’M
GSK Partnership	7.6	6.5
GeneChem Funds	10.4	11.2
Other	6.9	6.5
	24.9	24.2

(a)           GSK Partnership

The Company has accounted for its commercialization partnership with GSK (through which the products 3TC and ZEFFIX are marketed in Canada), using the equity method of accounting.  The Company’s 50% share of the partnership is included within “Equity in earnings/(losses) of equity method investees”.

(b)           GeneChem Funds

The GeneChem Technologies Venture Fund and the GeneChem Therapeutics Venture Fund (“The Funds”) are Canadian limited partnerships investing in healthcare research and development companies, in which the Company owns 30% and 11% of the issued shares respectively.  At December 31, 2007, the Funds’ net assets totaled approximately $68.8 million (2006: $72.0 million).  The Company is involved as a limited partner and the general partner of the Funds; involvement in the Funds dating from 1997.   The Company’s exposure to loss as a result of its involvement with the Funds is limited to the carrying value of the investment, $10.4 million at December 31, 2007.

12.	Property, plant and equipment, net

	December 31,	December 31,
	2007	2006
	$’M	$’M
Land and buildings	198.0	188.6
Office furniture, fittings and equipment	177.1	136.4
Warehouse, laboratory and manufacturing equipment	54.8	39.3
Assets under construction	94.4	35.0
	524.3	399.3
Less: Accumulated depreciation	(155.7)	(106.5)
	368.6	292.8

Depreciation expense for the years to December 31, 2007, 2006 and 2005 was $64.3 million, $48.1 million, and $32.7 million respectively. The expense included impairment losses of $1.8 million, $0.5 million and $6.5 million in the years to December 31, 2007, 2006 and 2005 respectively.  In 2005, the impairment related to the plant and equipment of the drug formulation business.  At the time of the impairment loss, the Company was expecting to close the business and, because the carrying value of the assets exceeded the expected future cash flows resulting from the closure, the assets were considered impaired.

13.	Goodwill, net

	December 31, 2007 $’M	December 31, 2006 $’M
Goodwill arising on businesses acquired	219.4	237.4

The changes in the net book value of goodwill for the years to December 31, 2007 and 2006 are shown in the table below:

	2007	2006
	$’M	$’M
As at January 1,	237.4	225.6
Acquisitions	-	0.6
Adjustments relating to prior year acquisitions	(15.0)	7.6
Reclassified to assets held-for-sale	(1.0)	-
Disposals	(5.0)	-
Foreign currency translation	3.0	3.6
As at December 31,	219.4	237.4

During the year to December 31, 2007 the Company attributed $6.0 million of goodwill to the divested portfolio of non-core product rights sold to Almirall, of which $1.0 million was included within assets held for sale at December 31, 2007, (see Note 4).  Goodwill attributed to the divestment arose in the Specialty Pharmaceutical segment.

During the year to December 31, 2007 the Company acquired New River for $2.6 billion through a purchase business combination.  No goodwill arose on the acquisition, as pursuant to SFAS No. 141, the excess of the fair value of assets acquired and liabilities assumed over the cost of the acquisition totalling $122.2 million has been allocated pro-rata to reduce the values that would otherwise have been ascribed to acquired intangible assets and IPR&D (see Note 3).

In accordance with SFAS No. 109, the Company is required to first reduce goodwill to zero and then to reduce non-current intangible assets arising on acquisition for all changes in estimates related to tax contingencies and the elimination of valuation allowances established at the time of the acquisition, regardless of the time elapsed since the date of acquisition. In the year to December 31, 2007, the goodwill in respect of the TKT acquisition decreased by $11.0 million due to the elimination of a valuation allowance established against acquired deferred tax assets and was further reduced by $4.0 million due to a change in estimate in respect of pre-acquisition income tax contingencies.

During the year to December 31, 2006, the Company finalized the allocation of the purchase price in respect of the acquisition of TKT and recorded a change in estimate of pre-acquisition income tax contingencies.  As a result, goodwill in respect of the TKT acquisition increased by $7.6 million.  After these adjustments goodwill in respect of the TKT acquisition was $17.0 million.

During the year to December 31, 2006 the Company acquired a company for $0.8 million which resulted in goodwill of $0.6 million. This goodwill is recorded in the HGT segment.

Goodwill by operating segment

During 2007 Shire began internal financial reporting in line with a business unit and management reporting structure based on two segments: Specialty Pharmaceuticals and HGT.  At December 31, 2007 goodwill of $203.9 million (2006: $207.7 million) is held in the Specialty Pharmaceuticals segment and $15.5 million (2006: $29.7 million) in the HGT segment.

14.	Other intangible assets, net

	December 31, 2007 $’M	December 31, 2006 $’M
Other intangible assets:
Intellectual property rights acquired	2,116.8	1,069.3
Favorable manufacturing contracts	8.9	-
	2,125.7	1,069.3
Less: accumulated amortization	(361.2)	(306.9)
	1,764.5	762.4

The increase in the net book value of other intangible assets for the year to December 31, 2007 is shown in the table below:

Other intangible assets
$’M
As at January 1, 2007	762.4
Acquisitions	1,131.3
Amortization charged	(95.8)
Disposals	(38.4)
Assets transferred to held-for-sale	(9.6)
Asset impairments	(0.4)
Foreign currency translation	15.0
As at December 31, 2007	1,764.5

In 2007, the Company acquired intangible assets totalling $1,131.3 million.  This includes $1,088.4 million for VYVANSE for treatment of ADHD in pediatric patients (acquired with the New River business combination) and $25.0 million for DAYTRANA as a result of a sales milestone being triggered in June 2007. Intangible asset acquisitions exclude $1,866.4 million of IPR&D acquired with New River, which was immediately charged to the Statement of Operations on completion of the business combination (see Note 3).  The weighted average amortization period of the acquired intangible assets is approximately 20 years.

Amortization charged for the three years to December 31, 2007, 2006 and 2005 was $95.8 million, $56.3 million and $45.2 million, respectively.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charges in respect of intangible assets held at December 31, 2007 will be approximately $125 million for each of the five years to December 31, 2012.  Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

The Company recorded impairments of $0.4 million, $1.1 million and $5.6 million in the year to December 31, 2007, 2006 and 2005 respectively, recorded within Selling, general and administrative costs.  These impairments resulted from the decision not to support and promote certain non-core products going forward and in 2005, the approval of generic versions of AGRYLIN.

All impairments in the three years presented were recorded in the Specialty Pharmaceuticals segment.

15.	Other non-current assets

	December 31,	December 31,
	2007	2006
	$’M	$’M
Supplemental Executive Retirement Plan (“SERP”) investment (see Note 29)	7.0	7.0
Deferred financing costs (see Note 18)	16.6	-
Other assets	3.3	5.4
	26.9	12.4

Further details of the SERP investment are provided in Note 29.  The amount shown above is the cash surrender value of life insurance policies, which is backed by short-term investments.

16.	Accounts payable and accrued expenses

	December 31,	December 31,
	2007	2006
	$’M	$’M
Trade accounts payable	79.6	54.5
Accrued rebates – Medicaid	114.3	94.7
Accrued rebates – Managed care	32.3	31.7
Sales return reserve	39.5	36.5
Accrued bonuses	59.6	47.5
Accrued employee compensation and benefits payable	35.0	29.7
Accrued coupons	9.0	13.0
Research and development accruals	38.2	52.9
Marketing accruals	19.0	32.1
Deferred revenue	11.1	7.1
Accrued settlement costs	51.5	22.0
Other accrued expenses	185.1	144.4
	674.2	566.1

Included within Accrued settlement costs is an amount of $50 million for settlement of the TKT Class Action Shareholder Suit, see Note 22(d). The contribution from Shire’s insurance companies towards the settlement of $23 million is included within Prepaid expenses and other current assets.

17.	Other current liabilities

	December 31,	December 31,
	2007	2006
	$’M	$’M
Income taxes payable	47.3	294.5
Value added taxes	6.0	4.8
Other accrued liabilities	43.2	14.3
	96.5	313.6

On adoption of FIN 48 an amount of $270.7 million was reclassified from current liabilities to non-current liabilities on January 1, 2007.  See Note 2(y) for further details.

18.	Long-term debt

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire plc issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc of par value £0.05 each (the “Bonds”).  The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount. The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and rateably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

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

On the issuance of the Bonds, the Company evaluated whether: (a) the conversion feature of such the issuance should be bifurcated from the debt host and separately accounted for as a derivative instrument in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No 133”) or (b) the conversion feature meets the criteria within SFAS No. 133 for exemption from treatment as a derivative instrument.  As the conversion feature in the Bonds qualifies for the SFAS No.133 exemption from treatment as a derivative instrument, the Bonds are accounted for by the Company in accordance with Accounting Practice Bulletin 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). In accordance with APB 14 no portion of the proceeds of the Bonds has been allocated to the conversion feature and the Bonds have been recorded at their principal amount within non-current liabilities.

Direct costs of issue of the Bonds paid in the year to December 31, 2007 totaled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date.  At December 31, 2007 $15.8 million was deferred ($3.1 million within other current assets and $12.7 million within other non-current assets).

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

The interest rate on each loan drawn under the RCF for each interest period, as determined by the Company, is the percentage rate per annum which is the aggregate of the applicable margin (initially set at 0.80 per cent per annum until delivery of the compliance certificate for the year ending December 31, 2007 and thereafter ranging from 0.40 to 0.80 per cent per annum, depending on the ratio of Net Debt to EBITDA) and LIBOR for the applicable currency and interest period.  Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

The Amended Facilities Agreement includes requirements that (i) Shire’s ratio of Net Debt to EBITDA (as defined in the Amended Facilities Agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; and (ii) that the ratio of EBITDA to Net Interest (as defined in the Facilities Agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

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

During the year ended December 31, 2007 the Company paid $14.5 million for the arrangement of the Facilities of which $9.4 million has been amortized in the year to December 31, 2007 (including $7.9 million written off following repayment of Term Loan A and Term Loan B).  The remaining arrangement costs of $5.1 million, which relate to the RCF, have been deferred and are being amortized over the estimated term of the facility ($1.2 million within other current assets and $3.9 million within other non-current assets).

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

19.	Other long-term debt

On August 17, 2007 Shire entered into a multi-year lease on laboratory and office space in Lexington, Massachusetts for its HGT business unit.  The lease expires in 2023 although Shire has the option to extend the term of the lease for additional periods up to a total of 15 years.

Pursuant to the requirements of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, as the Company is in substance the owner of the property during the construction phase, the related asset and corresponding financial obligation have been recorded within Property, plant and equipment, net and Other long-term debt, as a building financing obligation.   The fair value of the building element of the arrangement of $32.7 million has been included in the balance sheet in Assets under construction at December 31, 2007.  In accordance with SFAS No. 13, “Accounting for Leases”, the land element of the lease has been accounted for as an operating lease.

At the completion of the construction period, the Company will review the building for potential sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. However, based on its preliminary analysis, the Company determined that the building will not qualify for sale-leaseback treatment. Therefore, the building, improvements and associated liabilities will remain on the Company’s consolidated balance sheet throughout the lease term. The building and tenant improvements will be depreciated on a straight line basis over their estimated useful lives.

Concurrent with entering into the lease, Shire also entered into an Option Agreement, which provides Shire, inter alia, with the option to purchase or lease additional manufacturing, laboratory and office space in Lexington, Massachusetts.

20.	Other non-current liabilities

	December 31,	December 31,
	2007	2006
	$’M	$’M
Income taxes payable	320.8	-
Other accrued liabilities	54.8	52.1
	375.6	52.1

On adoption of FIN 48 an amount of $270.7 million was reclassified from current liabilities to non-current liabilities on January 1, 2007.  See Note 2(y) for further details.

21.	Financial instruments

The estimated fair values of the Company’s financial instruments as at December 31, 2007 and 2006 are summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Restricted cash – the carrying value approximates to fair value because of the short-term nature of the instruments.

•
Investments – The fair values of available-for-sale investments are estimated based on quoted market prices for those or similar investments. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

•	Convertible bonds – the fair value of the Shire plc’s 2.75% convertible bonds due 2014 is estimated by reference to the market price of the instrument as the convertible bonds are publicly traded.

•	Building financing obligations - the fair value of building financing obligations are estimated based on the discounted future cash flows using the Company’s incremental borrowing rate.

•
Derivatives – derivative instruments comprise swap and forward foreign exchange contracts.   The fair value of these estimated based on the amount the Company would pay or receive if the transaction was terminated. These are calculated using standard market calculation conventions with reference to the relevant published closing spot and forward exchange rates taken from an active market.

The carrying amounts and corresponding fair values of financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	$’M	$’M	$’M	$’M
Financial assets:
Restricted cash	39.5	39.5	29.8	29.8
Investments (available-for-sale securities)	62.1	62.1	16.5	16.5
Foreign exchange swap contracts	5.4	5.4	-	-
Option over Avexa shares	-	0.7	-	-

Financial liabilities:
Convertible bonds	1,100.0	1,110.1	-	-
Building financing oligation	32.9	36.4	-	-
Foreign exchange swap contracts	-	-	8.1	8.1

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these amounts.

22.	Commitments and contingencies

(a)	Operating Leases

Future minimum payments presented below include operating lease payments and other fixed executory fees under operating lease arrangements as at December 31, 2007

Operating leases $’M
2007	36.9
2008	32.7
2009	30.9
2010	28.8
2011	14.1
Thereafter	66.0
209.4

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense amounted to $28.0 million, $23.7 million and $20.6 million for the years to December 31, 2007, 2006 and 2005, which is predominately included in selling, general and administrative expenses in the accompanying statements of operations.

 (ii)           Restricted cash in respect of leases

At December 31, 2007 the Company had $8.0 million of restricted cash held as collateral for certain equipment leases (2006: $6.7 million).

(b)	Letters of credit and guarantees

As at December 31, 2007 the Company had the following letters of credit:

(i)
an irrevocable standby letter of credit with Barclays Bank plc, in the amount of $14.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $14.2 million, as required by this letter of credit; and

(ii)
an irrevocable standby letter of credit with Bank of America in the amount of $7.7 million, providing security on the payment of lease obligations.  The Company has restricted cash of $7.7 million, as required by this letter of credit.

(c)	Commitments

(i)	Alba Therapeutics Corporation (“Alba”)

On December 14, 2007 Shire acquired worldwide rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba. SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease.  Shire paid an upfront payment of $25 million (expensed as R&D in 2007) and will pay further development and sales milestones up to a maximum of $300 million.  Shire will also pay tiered royalties on net sales of the product.  Tiered royalty rates will be single or double digit dependent on annual net sales.

Alba and Shire have formed a joint development committee to monitor R&D activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus Therapeutics, Inc. (“Amicus”)

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL for Fabry disease (Phase 2), PLICERA for Gaucher disease (Phase 2) and AT2220 for Pompe disease (Phase 1). Shire paid Amicus an upfront license fee of $50 million (expensed as R&D in 2007), and will pay further development and sales based milestones to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

(iii)	JUVISTA

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

Following the expiration of the Hart Scott-Rodino (“HSR”) waiting period on August 10, 2007, Shire paid Renovo $75 million (expensed as R&D during 2007) and made an equity investment in Renovo Group plc of $50 million (at a subscription price of £2 per share, representing 6.5% of Renovo Group plc’s share capital immediately after the issue).  In addition, Shire will pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(iv)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire paid $50 million to Noven in the year to December 31, 2007 as a result of reaching sales milestones, of which $25 million was accrued at December 31, 2006.  These amounts have been capitalized within other intangible assets and will be amortized over approximately 10 years.  Shire has a further obligation to pay Noven $25 million, contingent on future sales performance.

(v)	Women’s Health Products

In September 2006, Shire and Duramed entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the year to December 31, 2007 totaled $15.9 million.  At December 31, 2007 the maximum future reimbursement for Duramed incurred US development expenditure was $121.6 million.  Shire is separately responsible for development costs in its licensed territories.

(vi)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (v), at December 31, 2007 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $5.3 million (2006: $75.6 million).

(vii)	Clinical testing

At December 31, 2007 the Company had committed to pay approximately $77.6 million (2006: $55.0 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $44.4 million in 2008 (2006: $36.1 million in 2007). However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(viii)	Contract manufacturing

At December 31, 2007 the Company had committed to pay approximately $109.7 million (2006: $83.4 million) in respect of contract manufacturing. The Company expects to pay $91.3 million of these commitments in 2008 (2006: $64.5 million in 2007).

(ix)	Purchase and service commitments

At December 31, 2007 the Company had committed to pay approximately $49.4 million in respect of commitments for purchases and services, predominately relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $31.0 million of these commitments in 2008.

(x)	Investment commitments

At December 31, 2007 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $7.9 million (2006: $15.9 million) which may all be payable in 2008, depending on the timing of capital calls.

(xi)	Capital commitments

At December 31, 2007, the Company has committed to spend $52.0 million in respect of capital projects, including commitments for the expansion and improvements to office space at the Basingstoke UK headquarters and improvements to laboratory and office space leased by the HGT business at Lexington, Massachusetts.

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

As at December 31, 2007 provisions for litigation losses, insurance claims and other disputes totaled $66.2 million (2006: $35.7 million).

ADDERALL XR

(i)	Colony and Actavis

In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (“Colony”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Shire patents that cover ADDERALL XR.  Colony is a member of the Actavis Group hf group of companies.  On March 20, 2007, Shire filed a lawsuit in the U.S. District Court for the District of Maryland against Colony, Actavis, Inc. and Actavis Group hf (collectively “Colony and Actavis”) for infringement of the ‘819 Patent, the ‘300 Patent and also US Patent No. 6,913,768 (“the ‘768 Patent”).  The lawsuit alleges that all of Colony and Actavis’ generic strengths infringe the three patents in suit.  In response, Colony and Actavis have alleged as affirmative defenses and counterclaims noninfringement, invalidity and unenforceability of the three patents.  Because the case was not filed pursuant to the Hatch-Waxman Act, there is no 30-month stay of approval of Colony and Actavis’ ANDA products associated with this litigation.

On August 2, 2007, Colony filed a motion for partial summary judgement of non-infringement of the ‘819 and ‘300 Patents.  Following a discovery period and briefing, the Court heard oral argument on November 27, 2007.  In a decision dated January 2, 2008, the Court denied Colony’s summary judgment motion.  On January 17, 2008, Colony filed motions for clarification/reconsideration and a request for certification.  The Court denied both motions on January 23, 2008.  Expert discovery is ongoing and is to be completed in April 2008.  No trial date has been set.

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

In September 2006, Shire was notified that Andrx Pharmaceuticals, LLC (“Andrx”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents. Shire Laboratories and Shire LLC filed lawsuits in the US District Court for the District of New Jersey and the Southern District of Florida against Andrx and Andrx Corporation for infringement of the Company’s ‘819 and ‘300 Patents.  Watson Pharmaceuticals, Inc., the recent acquiror of Andrx, was also named as a defendant in the lawsuits.  In March 2007, Shire dismissed the Florida lawsuit without prejudice. Thereafter in July 2007, the US District Court for the District of New Jersey ordered the pending action in New Jersey transferred to Southern District of Florida.  The Florida case settled on November 20, 2007 with Andrx and Watson conceding to the infringement of the ‘819, ‘300 and ‘768 patents.  Under the terms of the settlement, Andrx and Watson will be permitted to sell their generic versions of ADDERALL XR one hundred eighty one days after the launch by Barr Laboratories, Inc. of a generic ADDERALL XR product provided Andrx and/or Watson has received FDA approval of their ANDA.  No payments to Andrx, and no payments to Watson are involved in the settlement.  As required by law, Shire submitted to the US Federal Trade Commission (“FTC”) and the US Department of Justice (“DOJ”) all of the agreements entered into as part of this settlement.

(iv)	Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg, 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 Patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Sandoz’ proposed generic products.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non infringement and invalidity.  Sandoz has also alleged sham litigation and patent misuse, and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  Discovery is ongoing and affirmative expert reports were filed on September 21, 2007 and rebuttal reports were filed on October 12, 2007.  On December 21 and 26, 2007 Sandoz and Shire, respectively, each filed motions for summary judgement.  Opposition briefs are to be exchanged on February 8, 2008.  Reply briefs are due on February 28, 2008.  No trial date has been set.

CARBATROL

(i)         Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (the “‘013 Patent”) and US patent No. 5,326,570 (the “‘570 Patent”).  The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product.  On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter.  The 30 month stay expired on February 6, 2006.  Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.   On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.  The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006.  The stay of discovery has been extended.  Nostrum requested and the Court permitted Nostrum to file claim construction briefs in the Shire v. Corepharma case also pending in New Jersey.  Opening briefs were submitted on October 3, 2007 and responding briefs on October 24, 2007.  There has yet to be a pre-trial Markman hearing, if necessary, or a decision.  The case has been stayed pending a claim construction ruling in the Shire v. Corepharma action.  No trial date has been set.

(ii)         Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products.  Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Corepharma’s proposed generic products.  On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On May 4, 2007 Corepharma filed a motion for summary judgement of non infringement of the ‘570 Patent.  Shire’s opposition to that motion was filed on July 30, 2007.  The Court informed the parties on August 30, 2007 that Corepharma’s motion was denied without prejudice.  The Court set a Markman schedule and opening briefs were exchanged on October 3, 2007 (including an amicus brief, filed with the Court’s permission by Nostrum).  Responding briefs were exchanged on October 24, 2007.  The Court has also set a discovery schedule with a pre-trial conference scheduled on June 9, 2008.  No trial date has been set.

(iii)        Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007, Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products.  On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed.  Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent.  The Court held a status conference on October 16, 2007.  Teva withdrew its counterclaim directed to the ‘013 patent.  The parties have submitted a discovery schedule to the Court. No trial date has been set.

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

In November 2007, Shire HGT agreed to pay Serono $12 million for a fully-paid, worldwide, non-exclusive license to the ‘071 Patent and its foreign counterparts, as well as additional patents and patent applications related to GENE-ACTIVATION. Serono's infringement suit against the Company in the Massachusett's District Court was subsequently dismissed.

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

REMINYL

On January 29, 2008 Generics UK Ltd commenced a rectification action in the UK seeking a declaration that the duration of the Supplementary Protection Certificate (“SPC”) for EP 236684, the patent that claims the use of galantamine for the treatment of Alzheimer’s disease, is zero (ie the period of exclusivity conferred by the patent has already expired), or alternatively that it expires on December 31, 2008. This SPC represents the primary patent protection for Reminyl in the EU. The current term of the SPC extension runs to January 2012.  Absent the SPC extension, the patent would have expired in January, 2007.   REMINYL is entitled to a ten year data exclusivity in the UK, which will not expire until March 2010.

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

At December 31, 2007 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time, plus a provision for interest of $60.3 million that may be awarded by the Court.

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

The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during the period between January 4, 2001 and January 10, 2003. The Amended Complaint asserts claims against Dr Selden and TKT under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; and against Dr Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

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

In November 2005, the court granted the plaintiffs’ motion for class certification.  On May 23, 2005, the court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc., and Leerink Swann & Company.  On June 5, 2006, the court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas.  On November 9, 2006, Mr Geffken filed an Agreement for Judgment on all claims alleged against him.  On September 1, 2007 the SEC filed suit against Dr Selden.  The case is entitled Securities and Exchange Commission v. Richard B Selden, Civil Action No. 05-11805-NMG (D. Mass.) (“the SEC Action”).  The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

In October 2007, the parties reached an agreement in principle to resolve the Class Action Shareholder Suit, subject to court approval, for $50 million. In February 2008, the Court granted preliminary approval to the settlement. Shire will contribute $27 million toward the settlement and its insurance companies will contribute the remaining $23 million.  The $27 million net settlement cost has been provided for within SG&A during the year to December 31, 2007.

23.	Shareholders’ equity

(i)	Authorised common stock

The authorized stock of Shire plc as at December 31, 2007 was 750,000,000 ordinary shares, 10,000,000 special voting shares and 2 deferred ordinary shares.

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

(ii)	Dividends

Under English law, Shire plc can pay dividends only out of its distributable reserves, as defined in English law.  At December 31, 2007 Shire plc’s distributable reserves were approximately $3.8 billion.

(iii)	Treasury stock

The Company records the purchase of its own shares by the ESOT as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2007, the ESOT held 8.5 million ordinary shares and 1.8 million ADSs. During the period to December 31, 2007 a total of 3.0 million (2006: 5.3 million) ordinary shares and 1.8 million (2006: 0.1 million) ADSs had been purchased for total consideration of $186.0 million (2006: $92.0 million), including stamp duty and broker commission.

24.	Related parties

(i)	Professional fees

The Company incurred professional fees with Stikeman Elliott, a law firm in which the Hon. James Grant, a Non-Executive Director of Shire until May 2007, is a partner, totaling $0.2 million for the year to December 31, 2007 (2006: $0.6 million; 2005: $0.5 million).

(ii)	ViroChem Pharma Inc.

In April 2004, the Company contributed cash of $3.7 million (CAN$5.0 million) and equipment and intellectual property to the start-up of a new Canadian-based pharmaceutical research and development organization, ViroChem Pharma Inc. (ViroChem), in return for an equity interest and royalties on the sale of certain products subsequently launched by ViroChem.   In November 2007, April 2006 and April 2005, the Company contributed cash of $6.2 million (CAN$6.0 million), $8.0 million (CAN$9 million) and $4.1 million (CAN$5 million) respectively to ViroChem in return for an additional equity interest.  Dr Bellini, a Non-Executive Director of Shire BioChem, Inc and, until May 10, 2003, a Non-Executive Director of Shire, had, at the time of the transaction, an indirect substantial interest in a company, which is a co-investor of ViroChem.

(iii)	Xanodyne Pharmaceuticals Inc.

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

25.	Earnings per share

The following table reconciles (loss)/income from continuing operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Year to December 31,
	2007	2006	2005
	$’M	$’M	$’M
(Loss)/income from continuing operations	(1,451.8)	237.6	(581.5)

Gain on disposition of discontinued operations, net of tax	-	40.6	3.1
Numerator for basic and diluted earnings per share	(1,451.8)	278.2	(578.4)

Year to December 31,	2007	2006	2005
Weighted average number of shares outstanding	No. of shares Millions	No of shares Millions	No of shares Millions
Basic(1)	540.3	503.4	500.2
Effect of dilutive shares:
Share options(2)	-	5.3	-
Warrants(2)	-	0.6	-
	-	5.9	-
Diluted	540.3	509.3	500.2

(1) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.

(2) Calculated using the treasury stock method.

	2007		2006	2005
Basic earnings per share:
(Loss)/income from continuing operations	(268.7c	)	47.2c	(116.2c	)
Gain on disposition of discontinued operations	-		8.1c	0.6c
	(268.7c	)	55.3c	(115.6c	)

Diluted earnings per share:
(Loss)/income from continuing operations	(268.7c	)	46.6c	(116.2c	)
Gain on disposition of discontinued operations	-		8.0c	0.6c
	(268.7c	)	54.6c	(115.6c	)

The share options, warrants and the number of ordinary shares underlying the convertible bond not included in the calculation of the diluted weighted average number of shares are shown below:

	(1)2007	(2)2006	(1)2005

	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	8.4	-	5.4
Stock options out of the money	2.9	7.7	11.3
Warrants	0.3	-	0.3
Convertible bonds 2.75% due 2014	21.2	-	-

(1)
In 2007 and 2005 all share options, warrants and the number of ordinary shares underlying the convertible bonds were excluded from the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

(2)	In 2006 certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

26.	Segment reporting

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

During 2007 Shire began internal financial reporting in line with a business unit and management reporting structure based on two segments: Specialty Pharmaceuticals and HGT.

The Specialty Pharmaceuticals and HGT segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing products for future commercialization.  ‘All Other’ has been included in the table below in order to reconcile the segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating (loss)/income. The Company does not have inter-segment transactions. Prior period amounts have been reclassified to conform to the new current period presentation. Assets that are directly attributable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
2007	$’M	$’M	$’M	$’M
Product sales	1,844.5	325.7	-	2,170.2
Royalties	1.6	-	245.6	247.2
Other revenues	9.5	4.3	5.1	18.9
Total revenues	1,855.6	330.0	250.7	2,436.3

Cost of product sales(1) (2)	263.3	36.9	12.7	312.9
Research and development(1)	362.1	204.5	-	566.6
Selling, general and administrative(1)	774.5	96.0	171.2	1,041.7
Depreciation and amortization	90.0	45.4	18.9	154.3
In process R&D	1,866.4	-	-	1,866.4
Gain on sale of product rights	(127.8)	-	-	(127.8)
Integration costs	1.3	-	-	1.3
Total operating expenses	3,229.8	382.8	202.8	3,815.4
Operating (loss)/income	(1,374.2)	(52.8)	47.9	(1,379.1)

Total assets	2,394.5	586.6	1,349.0	4,330.1
Long lived assets(3)	174.8	114.6	79.2	368.6
Capital expenditure on long lived assets(3)	37.3	77.5	27.9	142.7

(1) Stock-based compensation of $75.2 million is included in: cost of product sales ($5.5 million), research and development ($17.0 million) and selling, general and administrative ($52.7 million).
(2) Depreciation from manufacturing plants ($5.0 million) and amortization of favorable manufacturing contracts ( $1.2 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

	Specialty Pharmaceuticals	HGT	All Other	Total
2006	$’M	$’M	$’M	$’M
Product sales	1,394.5	141.3	-	1,535.8
Royalties	2.3	-	240.6	242.9
Other revenues	16.0	1.8	-	17.8
Total revenues	1,412.8	143.1	240.6	1,796.5

Cost of product sales(1) (2)	180.9	62.0	11.2	254.1
Research and development(1)	275.8	104.7	-	380.5
Selling, general and administrative(1)	631.2	81.7	122.5	835.4
Depreciation and amortization	44.6	40.9	15.2	100.7
Gain on sale of product rights	(63.0)	-	-	(63.0)
Integration costs	-	5.6	-	5.6
Total operating expenses	1,069.5	294.9	148.9	1,513.3
Operating income/(loss)	343.3	(151.8)	91.7	283.2

Total assets	1,168.9	547.4	1,610.1	3,326.4
Long lived assets(3)	160.8	63.9	80.5	305.2
Capital expenditure on long lived assets	51.4	21.9	35.0	108.3

(1) Stock-based compensation of $43.0 million is included in: cost of product sales ($3.2 million), research and development ($5.4 million) and selling, general and administrative ($34.4 million).
(2) Depreciation from manufacturing plants ($4.8 million) is included in cost of product sales.
(3) Long-lived assets predominately relate to property, plant and equipment.

	Specialty Pharmaceuticals	HGT	All Other	Total
2005	$’M	$’M	$’M	$’M
Product sales	1,286.4	41.3	-	1,327.7
Royalties	2.1	-	240.8	242.9
Other revenues	27.8	0.9	-	28.7
Total revenues	1,316.3	42.2	240.8	1,599.3

Cost of product sales(1) (2)	165.3	46.7	9.8	221.8
Research and development(1)	297.1	35.7	-	332.8
Selling, general and administrative(1)	504.1	36.8	114.6	655.5
Depreciation and amortization	51.9	16.4	11.7	80.0
In process R&D	-	815.0	-	815.0
Reorganization costs	-	-	9.4	9.4
Integration costs	-	9.7	-	9.7
Total operating expenses	1,018.4	960.3	145.5	2,124.2
Operating income/(loss)	297.9	(918.1)	95.3	(524.9)

(1) Stock-based compensation of $29.2 million is included in: cost of product sales ($1.5 million), research and development ($2.9 million) and selling, general and administrative ($24.8 million).
(2) Depreciation from manufacturing plants ($3.5 million) is included in cost of product sales.

2005	Specialty Pharmaceuticals	HGT	All Other	Total
	$’M	$’M	$’M	$’M
Total assets	1,134.6	549.9	971.7	2,656.2
Long lived assets(1)	176.7	56.4	34.8	267.9
Capital expenditure on long lived assets	61.6	4.7	19.9	86.1

 (1) Long-lived assets predominately relate to property, plant and equipment.

Geographic Information

Revenues (based on the geographic location from which the sale originated):

Year to December 31,	2007 $’M	2006 $’M	2005 $’M
United Kingdom	177.0	187.5	184.6
North America	1,798.2	1,341.0	1,233.5
Rest of World	461.1	268.0	181.2
Total	2,436.3	1,796.5	1,599.3

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

Year to December 31,	2007 $’M	2006 $’M
United Kingdom	68.8	79.1
North America	294.8	224.1
Rest of World	5.0	2.0
Total	368.6	305.2

Material customers

In the periods set out below, certain customers, all within the Specialty Pharmaceuticals operating segment, accounted for greater than 10% of the Company’s total revenues:

Year to December 31,	2007	2007	2006	2006	2005	2005
	$’M	% revenue	$’M	% revenue	$’M	% revenue
Cardinal Health Inc.	865.1	36	665.0	37	599.5	37
McKesson Corp.	709.1	29	439.8	24	345.7	22
Amerisource Bergen Corp.	251.6	10	172.5	10	154.7	10

Amounts outstanding as at December 31, in respect of these material customers were as follows:

December 31,	2007 $’M	2006 $’M
Cardinal Health Inc.	102.9	57.6
McKesson Corp.	79.6	42.2
Amerisource Bergen Corp.	26.7	13.4

Revenues by product

In the periods set out below, revenues by major product were as follows:

	2007 $’M	2006 $’M	2005 $’M

Specialty Pharmaceuticals
ADDERALL XR	1,030.9	863.6	730.8
ADDERALL	-	23.6	43.1
CALCICHEW	54.2	45.5	38.7
CARBATROL	72.3	68.3	72.1
DAYTRANA	64.2	25.1	-
DYNEPO	14.2	-	-
FOSRENOL	102.2	44.8	53.5
LIALDA	50.5	-	-
PENTASA	176.4	137.8	136.1
REMINYL	31.2	21.5	13.5
VYVANSE	76.5	-	-
XAGRID	66.8	53.3	46.8
Other	105.1	111.0	151.8
	1,844.5	1,394.5	1,286.4
Human Genetic Therapies
ELAPRASE	181.8	23.6	-
REPLAGAL	143.9	117.7	41.3
	325.7	141.3	41.3
	2,170.2	1,535.8	1,327.7

27.	Interest expense

Interest expense for the years to December 31, 2007, 2006 and 2005 was $70.8 million, $26.4 million and $12.0 million respectively.  Included in the amount for the year to December 31, 2007 was a $28.0 million (2006: $24.6 million and 2005: $7.7 million) provision for interest, which may be awarded by the Court in respect of amounts due to former holders of approximately 11.3 million shares of TKT common stock who have submitted written demands for appraisal of these shares.  The provision was based on an estimate of Shire’s average marginal cost of borrowing from the acquisition date.

The increase in interest expense in the year to December 31, 2007 follows the acquisition of New River which was partly funded by $1.3 billion of term loans, utilized under the $2.3 billion banking facility.  These term loans were subsequently partially repaid using the proceeds from Shire’s $1.1 billion 2.75% convertible bond issued in May 2007.  The remaining $200 million of the term loans was also repaid during June 2007.  Interest expense for the year to December 31, 2007 includes $19.5 million of interest coupon relating to Shire’s convertible bond and $11.9 million of deferred financing costs following the repayment of these term loans.

28.	Other income, net

Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
Impairment of long-term investments (see Note 11)	(3.0)	(2.1)	(2.0)
GeneChem Funds management fee	3.6	4.6	4.3
Gain on sale of available-for-sale security (see Note 11)	0.1	-	3.9
Gain on sale of drug formulation business	-	-	3.6
Foreign exchange	(0.8)	3.2	(1.4)
Other	1.3	3.8	1.5
	1.2	9.5	9.9

29.	Retirement benefits

(a)	Personal defined contribution pension plans

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $22.3 million, $15.0 million and $14.1 million for the years to December 31, 2007, 2006 and 2005, respectively, and were charged to operations as they became payable.

Defined benefit pension plans

(i)	The Roberts SERP

The Roberts SERP is for some US employees of Roberts Pharmaceutical Corporation (“Roberts”) who met certain age and service requirements.  Shire acquired Roberts in 1999, and the plan was discontinued in 2000.  There were no contributions payable by the Company in respect of either 2007 or 2006.  The Company paid a lump sum of $18.0 million into the Roberts SERP, which was accounted for as a fair value adjustment, on the acquisition of Roberts to make good the deficit on this scheme at the time of acquisition.  This lump sum payment has led to the Company having no future liability under the SERP, which is closed to new members with contributions no longer payable by existing members.  Assets are set aside to fund these benefits in a “Rabbi Trust”.  The legal form of the trust is such that the assets held to cover the pension liabilities are available to the general creditors of the Company on winding up.  Accordingly, the assets held by the trust are not plan assets and are recorded on the balance sheet.

In accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” the assets and liabilities of $7.9 million and $4.5 million, respectively, are shown on the balance sheet within the categories “Other current assets”, “Other non-current assets”, “Other current liabilities” and “Other non-current liabilities”.

(ii)	The Shire SERP

The Shire SERP defined benefit scheme is an unfunded arrangement; the benefits are payable to certain senior US employees as lump sums on leaving the Company’s employment or earlier due to death, disability or termination.  The amount of benefit is based on the value of notional contributions increased with “earned” investment returns as if they were invested in investments of the employees’ choice.  The entire benefit liability has been recognized on the balance sheet.

30.	Income taxes

The components of pre tax (loss)/income from continuing operations are as follows:

Year to December 31,
	2007	2006	2005
	$’M	$’M	$’M
UK	94.7	20.5	61.6
US	27.6	(28.3)	44.5
In-process research and development	(1,866.4)	-	(815.0)
Other jurisdictions	346.0	324.6	217.2
	(1,398.1)	316.8	(491.7)

The provision/(benefit) for income taxes by location of the taxing jurisdiction for the years to December 31, consisted of the following:

Year to December 31,
	2007	2006	2005
	$’M	$’M	$’M
Current income taxes:
UK corporation tax	20.3	7.0	7.4
US federal tax	84.5	6.1	13.5
US state and local taxes	4.9	3.8	7.3
Other	25.0	210.0	39.1
Total current taxes	134.7	226.9	67.3

Deferred taxes
UK corporation tax	14.4	(81.0)	5.4
US federal tax	(91.4)	(57.8)	(8.2)
US state and local taxes	(5.2)	0.2	(3.3)
Other	3.0	(3.4)	27.6
Total deferred taxes	(79.2)	(142.0)	21.5
Total income taxes attributable to continuing operations	55.5	84.9	88.8
Total income taxes attributable to discontinued operations	-	-	-
Total income taxes	55.5	84.9	88.8

The reconciliation of (loss)/income from continuing operations before income taxes and earnings/(losses) of equity method investees and discontinued operations to the provision for income taxes is shown in the table below:

Year to December 31,
	2007	2006	2005
	$’M	$’M	$’M
(Loss)/income from continuing operations before income taxes and earnings/(losses) of equity method investees and discontinued operations	(1,398.1)	316.8	(491.7)
UK Corporation tax rate	30.0%	30.0%	30.0%

Adjustments to derive effective rate:
Non-deductible items:
In-process R&D	(40.0%)	-	(49.7%)
Permanent differences	6.6%	(18.8%)	6.2%
Other items:
Change in valuation allowance	0.3%	(30.0%)	(4.3%)
Difference in taxation rates(1)	1.3%	(9.3%)	6.1%
Change in provisions for uncertain tax positions(2)	(2.7%)	59.8%	(6.3%)
Prior year adjustment	0.8%	(6.5%)	0.7%
Change in tax rates	(0.5%)	-	0.5%
Other	0.2%	1.6%	(1.3%)
Provision for income taxes on continuing operations	(4.0%)	26.8%	(18.1%)

(1) In addition to being subject to the UK Corporation tax rate of 30%, the Company is also subject to income tax in other territories in which the Company operates, including: Canada (22.1%); France (33.3%); Germany (25%); Ireland (12.5%); Italy (33.0%); Malta (35%); the Netherlands (25.5%); Spain (32.5%); Sweden (28%); Switzerland (8.5%); and the US (35%). The rates quoted represent the headline federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

(2) The Company prospectively adopted FIN 48 from January 1, 2007. For the year ended December 31, 2006 and 2005 the measurement and disclosure of changes in uncertain tax positions in the rate reconciliation have been determined in accordance with FAS No. 5.  The change in provision for uncertain tax positions as disclosed in the above rate reconciliation includes interest and penalties associated with uncertain tax positions.

In-process R&D

Non tax deductible in-process R&D charges arising on the acquisition of New River in 2007 ($1,866.4 million) and TKT in 2005 ($815.0 million), have resulted in significant fluctuations in the effective rate of tax for the years to December 31, 2007 and 2005.

Permanent Differences

Permanent differences increased the effective tax rate by 6.6% or $92.4 million in the year to December 31, 2007 (2006: reduced by 18.8% or $59.6 million; 2005: increased by 6.2% or $30.5 million). Reasons for the increasing favorable impact of permanent differences on the effective tax rate over the period 2005 to 2007 include: the tax effect of Shire’s convertible bonds; the tax effect of the gain on disposal of product rights; an increase in research and development tax credits received by the Company following the acquisition of TKT in July 2005; non taxable capital receipts following an internal  reorganization in late 2005; and a favorable permanent difference relating to tax deductible amortization, recorded following an inter-company transfer of assets in 2005 for which the recognition of a deferred tax asset is precluded by FAS 109.

Change in Valuation Allowances

The net reduction in valuation allowances of $4.7 million in 2007 is principally due to a reversal of $14.9 million of valuation allowances in place at January 1, 2007 in a European tax jurisdiction as a result of a law change enacted in the fourth quarter of 2007, which led the Company’s management to determine that it was now more likely than not that the relevant tax loss carry-forwards would be realized, and utilization of a valuation allowance of $10.9 million in another jurisdiction.  This is partially offset by recognition of a valuation allowance totalling $22.0 million in respect of losses in another European jurisdiction, as insufficient future taxable income to overcome cumulative losses led the Company’s management to determine in the fourth quarter of 2007 that it was now more likely that than not that the relevant tax loss carry-forwards would not be realized.

The change in valuation allowances in the year to December 31, 2006 included a reversal in the fourth quarter of $120 million of valuation allowances in place at January 1, 2006 of which $97 million related to the UK, $8 million to the US and $15 million to certain European affiliates.

The Company recognized the reversal of these valuation allowances primarily following the implementation of tax planning strategies during the fourth quarter of the year to December 31, 2006 and revisions to projections of future earnings in certain European jurisdictions, which led the Company’s management to determine that it was now more likely than not that the relevant tax loss carry-forwards would be realizable.

The valuation allowances were not reversed until the fourth quarter of 2006 as the predominant tax planning strategies which triggered the recognition of the reversals were either not in place or did not provide a prudent and feasible source of taxable income until the fourth quarter. Prior to the reversal of these valuation allowances, the Company had determined that it was more likely than not that the related deferred tax assets would not be realized, primarily as a result of insufficient future taxable income being available to overcome cumulative losses.

The effect of this reversal is included in the increase in net deferred tax assets to $261.0 million at December 31, 2006 (2005: $116.2 million).  Realization of deferred tax assets is dependent upon generating sufficient taxable income to utilize such assets.  Although realization of these assets is not assured, it is more likely than not that the amount recognized will be realized.

Change in provisions for uncertain tax positions

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. There was no cumulative effect adjustment to the opening balance of retained earnings arising as a result of the adoption of FIN 48.  The balance of the provision for unrecognised tax benefit, at January 1, 2007 totalled $234.4 million.

The Company files income tax returns in the UK, the US (both federal and state) and various other jurisdictions (see footnote (1) to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 1999. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods from 1999; these tax audits cover a range of issues, including transfer pricing, potential restrictions on the utilization of net operating losses, potential taxation of overseas dividends and controlled foreign companies rules.

During the year to December 31, 2007 changes in the Company’s provision for unrecognized tax benefits reduced the effective rate by 2.7%, or $38.1 million, which relates to $20.1 million of movements in the unrecognized tax benefits and $18.0 million for interest and penalties.

The increase in the provision for unrecognized tax benefits of $20.1 million is due to additional provisions of $58.4 million recognised in relation to potential transfer pricing adjustments, the deductibility of expenses and availability of certain tax reliefs, which is partially offset by a reduction in the provision as a result of expiration of the statute of limitations of $38.3 million.

The Company considers it reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2007 could decrease by approximately $40 million in the next twelve months, due to the completion of various tax audits in several jurisdictions. While tax audits remain open, the Company also considers it reasonably possible that new issues may be raised by tax authorities resulting in increases to the balance of unrecognised tax benefits, however an estimate of such an increase cannot be made.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$’M
Balance at January 1, 2007	234.4
Increases based on tax positions related to the current year	25.6
Reductions based on tax positions taken in the current year	(12.5)
Increases for tax positions taken in prior years	51.7
Reductions for tax positions taken in prior years(1)	(10.4)
Decreases resulting from settlements with the taxing authorities	-
Reductions as a result of expiration of the statute of limitations	(38.3)
Foreign currency translation adjustments(2)	41.7
Balance at December 31, 2007(3)	292.2

(1) Included within this amount is $4.0 million reduction in the provision affecting the purchase price allocation of TKT
(2) Recognized within Other Comprehensive Income
(3) The full amount of which would affect the effective rate if recognized

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $18.0 million, $30.3 million, and $9.7 million in interest and penalties. The Company had approximately $63.7 million and $41.3 million for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

Additional tax contingencies (under FAS 5)

The increase in current tax liabilities in the year to December 31, 2006 was primarily a result of additional tax contingencies of $187 million recognized in the fourth quarter of 2006 as a result of the Company's assessment of the implications of ongoing audits by tax authorities (included in change in provision for uncertain tax positions above).  The tax audits commenced in 2004 and relate to the years 1999 to 2006, covering a range of issues including transfer pricing, potential restrictions on the utilization of net operating loss carry-forwards (“NOLs”), potential taxation of overseas dividends and controlled foreign companies rules.

The Company had recognized a $53 million contingency in respect of these tax audits at December 31, 2005, based on the Company's management’s assessment of the probability of additional taxation payments at that time.  However, during the fourth quarter of 2006, the tax authorities expanded the scope of their enquiries and proposed adjustments to certain tax positions previously filed by the Company.  At this point, the Company retained third party advisors to assess the merits, quantum and implications of the adjustments proposed by the tax authorities, and to assist the Company's management in determining whether or not additional tax payments in excess of the existing provision of $53 million were reasonably possible or probable.

Upon completion of the Company’s review of these proposed adjustments in December 2006, including receipt of the expert third party’s advice, the Company found it appropriate to recognize the additional tax contingencies of $187 million, which included an estimate of potential interest due in respect of potential unpaid taxes.  Following the recognition of these additional tax contingencies in the fourth quarter of 2006, the provision in respect of these ongoing tax audits totaled $240 million.   It was the opinion of the Company’s management at December 31, 2006 that while tax audits remain open, additional tax payments in excess of those already provided which would have a material impact on the Company’s consolidated financial statements, were not reasonably possible.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December	December
	31, 2007	31, 2006
	$’M	$’M
Deferred tax assets:
Deferred revenue	21.5	5.6
Inventory & warranty provisions	17.3	21.8
Losses carried forward (including tax credits)	357.7	369.0
Provisions for product returns and doubtful accounts	35.2	30.3
Restructuring	34.1	50.3
Intangible assets	34.6	21.5
Share-based compensation	30.4	6.5
Other	56.1	62.8
Gross deferred tax assets	586.9	567.8
Less: valuation allowance	(104.9)	(109.6)
	482.0	458.2
Deferred tax liabilities:
Intangible assets	(533.1)	(189.0)
Excess of book value over tax value of assets	(5.6)	(8.2)
Net deferred tax (liabilities)/assets	(56.7)	261.0

Balance sheet classifications:
Deferred tax assets - current	143.3	105.7
Deferred tax assets - non-current	143.7	155.3
Deferred tax liabilities - current	(11.3)	-
Deferred tax liabilities - non-current	(332.4)	-
	(56.7)	261.0

Shire has moved from a net deferred tax asset at December 31, 2006 to a net deferred tax liability position at December 31, 2007 following the recognition of a deferred tax liability of $394.8 million on acquisition of New River in respect of acquired intangible assets, and a deferred tax asset of $46.7 million relating to New River’s NOLs.

As at December 31, 2007, the Company had a valuation allowance of $104.9 million (2006: $109.6 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in the US (2007: $67.0 million, 2006: $79.9 million), Canada (2007: $11.0 million, 2006: $9.8 million) and other foreign tax jurisdictions (2007: $26.9 million, 2006: $19.9 million).

The valuation allowance relates to the deferred tax assets arising from NOLs and capital loss carry-forwards. Depending on the tax laws of the relevant jurisdiction the ability to utilise NOLs and capital losses may be restricted.  As at December 31, 2007, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and reasonable and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

Valuation allowances related to the pre-acquisition NOLs are being applied first to reduce goodwill and then to reduce non-current intangible assets arising from the acquisition as the related tax benefits are realized. During 2007 reversals of valuation allowances applied to reduce goodwill in respect of the TKT acquisition  totaled $11.0 million. Any subsequent decreases in the deferred tax valuation allowance will also be recorded as a reduction to goodwill.

The approximate NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2007	2006
	$’M	$’M
US federal tax NOLs	170.6	203.4
US state tax NOLs	69.9	66.6
UK NOLs	155.1	152.3
Canadian NOLs	38.0	84.7
Foreign tax jurisdictions	239.8	167.3
R&D tax credits	176.0	318.2
Capital losses	37.8	-

The analysis above includes $23.2 million of NOLs which, if reversed, would first reduce goodwill arising on acquisition to zero and then reduce non-current intangible assets.

The NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31
2007
$’M
Within 1 year	12.5
Within 1 to 2 years	18.8
Within 2 to 3 years	13.5
Within 3 to 4 years	18.2
Within 4 to 5 years	16.1
Within 5 to 6 years	1.3
After 6 years	438.1
Indefinitely	368.7

As at December 31, 2007, the Company had not made a tax provision on approximately $2.8 billion of unremitted earnings of the Company’s international subsidiaries. As at December 31, 2007, these earnings are expected to be reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings.

31.	Equity in earnings/(losses) of equity method investees

Year to December 31,	2007	2006	2005
	$’M	$’M	$’M
GSK (see Note 11)	6.5	6.3	5.3
GeneChem Funds (see Note 11)	(4.6)	(1.3)	(4.0)
Other	(0.1)	0.7	(2.3)
	1.8	5.7	(1.0)

32.	Share based compensation plans

The Company applies the provisions of SFAS No. 123(R), which establishes accounting for share-based compensation to employees.  The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period.  The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the statements of operations:

	2007 $’M	2006 $’M	2005 $’M
Cost of product sales	5.5	3.2	1.5
Research and development	17.0	5.4	2.9
Selling, general and administrative	52.7	34.4	24.8
Total	75.2	43.0	29.2
Less tax	(11.7)	(6.5)	(3.2)
	63.5	36.8	26.0

The total stock compensation change for the year includes a cumulative catch-up charge of $29.2 million relating to options issued by Shire in 2005 under the 2000 Executive Scheme.  These options were exercisable subject to certain performance criteria, including growth in Option EPS (being reported diluted earnings per share as adjusted for one-off items agreed by the Company’s Remuneration Committee between 2004 and 2007).

At the start of 2007 forecast Option EPS for the year was such that the Company thought it improbable that these 2005 awards would vest in 2008; rather it was thought that the awards would vest, based upon service conditions, in 2015. Since then, business performance has improved over the course of the year particularly in the fourth quarter in which the business generated $144 million of additional net income over the same period in 2006, equivalent to

209% growth for the fourth quarter. This strong performance in 2007 has enabled the Remuneration Committee to conclude that the 2005 awards will vest in 2008.  Accordingly the compensation charge for these awards based on the revised grant date fair value, is now being accrued over the three year vesting period to 2008 rather than the ten year period to 2015. The catch-up charge has been recognized in the fourth quarter of 2007; split $2.1 million to cost of product sales, $4.6 million to research and development and $22.5 million to Selling, general and administrative expenses.

There were no capitalized share-based compensation costs at December 31, 2007 and 2006.

As at December 31, 2007 $88.6 million of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a weighted average period of 2.5 years. The total fair value of SARs and share option awards vested during the year was $67.5 million.

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

The following awards were outstanding as at December 31, 2007

	Compensation type	Number of awards	Expiration period from date of issue	Vesting period
Executive Scheme	Stock options	89,256	7 to 10 years	3-10 years, subject to performance criteria
2000 Executive Scheme	Stock options	12,177,880	10 years	3 -10 years, subject to performance criteria
Sharesave Scheme	Stock options	364,641	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	467,836	On vesting date	1 to 5 years
BioChem Plan	Stock options	13,642	10 years	Immediate on acquisition by Shire
Total stock option awards		13,113,255

Portfolio Share Plan - Part A	Stock-settled share appreciation rights – ordinary shares	5,680,361	5 years	3 years, subject to performance criteria for executive directors only
Portfolio Share Plan - Part A	Stock-settled share appreciation rights – ADSs(1)	16,242,072	5 years	3 years, subject to performance criteria for executive directors only
Total Portfolio Share Plan - Part A		21,922,433
Portfolio Share Plan - Part B	Performance share awards - ordinary shares	240,406	3 years	3 years, subject to performance criteria for executive directors only
Portfolio Share Plan - Part B	Performance share awards - ADSs(1)	897,309	3 years	3 years, subject to performance criteria for executive directors only
Total Portfolio Share Plan - Part B		1,137,715

(1) For the purposes of this table ADSs have been converted into ordinary shares. One ADS is equivalent to three ordinary shares.

(a)	Stock option plans

(i)	Shire Pharmaceuticals Executive Share Option Scheme - Parts A and B (Executive Scheme)

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

A summary of the status of the Company’s stock option plans as at December 31, 2007, 2006 and 2005 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2007
	Weighted average exercise price £	Number of shares	Aggregate Intrinsic Value £’M
Outstanding as at beginning of period	5.90	19,559,873
Granted	9.93	287,762
Exercised	5.78	(5,947,857)
Forfeited	7.58	(786,523)
Outstanding as at end of period	6.09	13,113,255	71.9
Exercisable as at end of period	6.02	5,132,646	29.1

0.1 million options were granted under the Sharesave Scheme at a price of £9.77.  These options were granted with an exercise price equal to 80% of the mid-market price on the day before invitations were issued to employees.  The weighted average fair value of options granted was £3.96.

0.2 million options were granted under the Stock Purchase Plan at a prices of £10.12 and £8.92.  These options were granted with an exercise price equal to 15% and 20% of the mid-market price on the day before invitations were issued to employees.  The weighted average fair value of options granted was £2.72.

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

Options outstanding as at December 31, 2007 have the following characteristics:

Number of options outstanding	Exercise prices £	Weighted average remaining contractual term (years)	Weighted average exercise price of options outstanding £	Number of options exercisable	Weighted average exercise price of options exercisable £
1,919,337	0.01 – 4.00	5.0	3.55	1,844,812	3.54
7,543,303	4.01 – 6.00	6.9	5.47	2,276,523	5.22
2,461,371	6.01 – 10.00	6.4	7.07	67,779	9.43
1,189,244	10.01 – 13.00	3.0	12.10	943,532	12.57
13,113,255				5,132,646

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

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2007 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2007 Ordinary shares	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M
Outstanding as at beginning of period	8.54	2,919,223
Granted	9.92	3,297,395
Exercised	8.27	(9,539)
Forfeited	9.18	(526,718)
Outstanding as at end of period	9.89	5,680,361	9.2
Exercisable as at end of period	-	-	-

3.3 million stock-settled share appreciation rights were granted over ordinary shares under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant.  The weighted average fair value of options granted in the year to December 31, 2007 is £2.70.

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2006 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2006 Ordinary shares	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M
Outstanding as at beginning of period	7.17	449,490
Granted	8.74	2,561,292
Exercised	-	-
Forfeited	7.19	(91,559)
Outstanding as at end of period	8.54	2,919,223	6.0
Exercisable as at end of period	-	-	-

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

A summary of the status of the Company’s stock-settled share appreciation rights as at December 31, 2005 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2005 Ordinary shares	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M
Outstanding as at beginning of period	-	-
Granted	7.17	449,490
Exercised	-	-
Forfeited	-	-
Outstanding as at end of period	7.17	449,490	6.0
Exercisable as at end of period	-	-	-

0.4 million stock-settled share appreciation rights were granted over ordinary shares under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant.  The weighted average fair value of options granted in the year to December 31, 2005 was £2.58.

Stock-settled share appreciation rights over ordinary shares outstanding as at December 31, 2007 have the following characteristics:

Number of options outstanding	Exercise prices £	Weighted Average Remaining Contractual term Years	Weighted average exercise price of options outstanding	Number of options exercisable	Weighted average exercise price of options exercisable £
2,411,823	6.01-10.00	3.5	8.48	-	-
3,268,538	10.01-11.90	4.2	10.93	-	-
5,680,361				-

Year to December 31, 2007 American depositary shares	Weighted average exercise price $	Number of ADSs	Intrinsic Value $’ M
Outstanding as at beginning of period	46.40	2,965,798
Granted	49.79	2,782,413
Exercised	46.04	(1,156)
Forfeited	49.68	(333,031)
Outstanding as at end of period	56.29	5,414,024	70.8
Exercisable as at end of period	-	-	-

2.8 million stock-settled share appreciation rights were granted over American depositary shares (equivalent to 8.3 million ordinary shares) under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant.  The 5.4 million stock-settled share appreciation rights over ADSs outstanding at December 31, 2007 are equivalent to 16.2 million ordinary shares.  The average fair value of options granted in the year to December 31, 2007 is $13.53.

Year to December 31, 2006 American depositary shares	Weighted average exercise price $	Number of ADSs	Intrinsic Value $’ M
Outstanding as at beginning of period	37.80	937,392
Granted	50.10	2,138,356
Exercised	-	-
Forfeited	41.71	(109,950)
Outstanding as at end of period	46.40	2,965,798	45.3
Exercisable as at end of period	-	-	-

2.1 million stock-settled share appreciation rights were granted over American depositary shares (equivalent to 6.3 million ordinary shares) under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant.  The 3.0 million stock-settled share appreciation rights over ADSs outstanding at December 31, 2006 are equivalent to 9.0 million ordinary shares.  The average fair value of options granted in the year to December 31, 2006 is $14.70.

Year to December 31, 2005 American depositary shares	Weighted average exercise price $	Number of ADSs	Intrinsic Value $’ M
Outstanding as at beginning of period	-	-
Granted	37.80	940,392
Exercised	-	-
Forfeited	37.70	(3,000)
Outstanding as at end of period	37.80	937,392	1.3
Exercisable as at end of period	-	-	-

0.9 million stock-settled share appreciation rights were granted over American depositary shares (equivalent to 2.8 million ordinary shares) under the Portfolio Share Plan – Part A. These options were granted with exercise prices equivalent to the market value on the date of grant.  The 0.9 million stock-settled share appreciation rights over ADSs outstanding at December 31, 2006 are equivalent to 2.8 million ordinary shares.  The average fair value of options granted in the year to December 31, 2005 is $14.92.

Stock-settled share appreciation rights over American depositary shares outstanding as at December 31, 2007 have the following characteristics:

Number of options outstanding	Exercise prices $	Weighted Average Remaining Contractual term (years)	Weighted average exercise price of options outstanding $	Number of options exercisable	Weighted average exercise price of options exercisable
2,704,321	35.01 – 50.00	3.4	46.56	-	-
2,709,703	50.01 – 75.00	4.2	66.00	-	-
5,414,024				-	-

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

A summary of the status of the Company’s stock-settled share awards as at December 31, 2007 and of the related transactions during the periods then ended is presented below:

Performance share awards - Ordinary shares	Number of shares	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	130,406
Granted	110,000
Outstanding as at end of period	240,406	2.8	1.9
Exercisable as at end of period	-	N/A	N/A

Performance share awards - American Depositary Shares	Number of ADSs	Aggregate intrinsic value $’M	Weighted average remaining life
Outstanding as at beginning of period	175,341
Granted	146,316
Forfeited	(22,554)
Outstanding as at end of period	299,103	20.6	1.9
Exercisable as at end of period	-	N/A	N/A

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

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2007, 2006 and 2005 were $67.9 million, $65.5 million and $14.9 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2007, 2006 and 2005 was approximately $30.4 million, $82.0 million and $37.1 million, respectively.  In connection with these exercises, the tax benefit realized by the Company and recognized within the consolidated statement of operations during the year to December 31, 2007 was $9.5 million and $nil, $nil and $0.2 million was charged to additional paid-in capital for the period to December 31, 2007, 2006 and 2005, respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in an ESOT. The number of shares to be purchased by the ESOT during 2008 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. The number of shares held in the ESOT at December 31, 2007 was 14.0 million.

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

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2007	2006	2005
Risk-free interest rate	3.4-5.35%	4.7-5.0%	3.9-4.6%
Expected dividend yield	0-0.5%	0.5%	0.6%
Expected life (1)	4 years	4 years	7 years
Weighted average volatility	27%	30%	48%
Forfeiture rate	5%	5%	5%
(1) stock awards made in the year to December 31, 2007 and 2006 expire 5 years from the date of issue (2005: 10 years)

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2007 and 2006

2007	Q1	Q2		Q3	Q4
	$’M	$’M		$’M	$’M
Total revenues	528.2	574.9		608.7	724.5
Operating income	141.2	(1,775.1)		22.6	232.2
Net income	112.7	(1,811.3)		34.7	212.1

Earnings per share - basic	21.6c	(331.0c	)	6.4c	38.9c
Earnings per share - diluted	21.3c	(331.0c	)	6.3c	36.9c

2006	Q1	Q2	Q3	Q4
	$’M	$’M	$’M	$’M
Total revenues	411.0	439.1	449.4	497.0
Operating income	14.4	82.2	106.2	80.3
Net income	61.1	61.3	87.2	68.6

Earnings per share - basic	12.1c	12.2c	17.3c	13.7c
Earnings per share - diluted	12.0c	12.0c	17.1c	13.4c

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2007 :
Accrued rebates – Medicaid and Health Maintenance Organizations (HMOs)	126.4	263.5	(243.3)	146.6
Sales returns reserve	36.5	46.0	(43.0)	39.5
Accrued coupons	13.0	50.2	(54.2)	9.0
	175.9	359.7	(340.5)	195.1

2006 :
Accrued rebates – Medicaid and HMOs	105.4	263.3	(242.3)	126.4
Sales returns reserve	31.8	34.1	(29.4)	36.5
Accrued coupons	5.2	8.8	(1.0)	13.0
	142.4	306.2	(272.7)	175.9

2005 :
Accrued rebates – Medicaid and HMOs	99.4	188.8	(182.8)	105.4
Sales returns reserve	22.5	35.3	(26.0)	31.8
Accrued coupons	15.9	12.3	(23.0)	5.2
	137.8	236.4	(231.8)	142.4

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

SHIRE PLC (Registrant) Date: February 25, 2008

By: /s/ Matthew Emmens
Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James Henry Cavanaugh
JAMES HENRY CAVANAUGH	Non-Executive Chairman	February 25, 2008

/s/ Matthew Emmens
MATTHEW EMMENS	Chief Executive Officer	February 25, 2008

/s/ Angus Charles Russell	Chief Financial Officer and Principal
ANGUS CHARLES RUSSELL	Accounting Officer	February 25, 2008

/s/ Barry Price
BARRY PRICE	Non-Executive Director	February 25, 2008

/s/ James Andrews Grant
JAMES ANDREWS GRANT	Non-Executive Director	February 25, 2008

/s/ Robin Buchanan
ROBIN BUCHANAN	Non-Executive Director	February 25, 2008

/s/ Patrick Langlois
PATRICK LANGLOIS	Non-Executive Director	February 25, 2008

/s/ David Mott
DAVID MOTT	Non-Executive Director	February 25, 2008

/s/ Kate Nealon
KATE NEALON	Non-Executive Director	February 25, 2008

Exhibit Index

Exhibit number	Description

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005. (1)

10.1	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein.(2)

10.2
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (3)

10.3
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (4)

10.4
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (5)

10.5	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (6)

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(1)  Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on November 25, 2005.
(2)  Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)  Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.
(4)  Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.
(5)  Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.
(6)  Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.