Form 10-Q
period 2008-03-31
Shire plc
filed 2008-04-30
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As at April 25, 2008, the number of outstanding ordinary shares of the Registrant was 559,416,571.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research; product development including, but not limited to, the successful development of JUVISTA® (Human TGFβ3) and velaglucerase alfa (GA-GCB); manufacturing and commercialization including, but not limited to, the establishment in the market of VYVANSE™(lisdexamfetamine dimesylate) (Attention Deficit and Hyperactivity Disorder (“ADHD”)); the impact of competitive products including, but not limited to, the impact of those on Shire’s ADHD franchise; patents including, but not limited to, legal challenges relating to Shire’s ADHD franchise; government regulation and approval including, but not limited to, the expected product approval date of INTUNIV™ (guanfacine extended release) (ADHD); Shire’s ability to secure new products for commercialization and/or development; and other risks and uncertainties detailed from time to time in Shire plc’s filings with the Securities and Exchange Commission, particularly Shire plc’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following are trademarks either owned or licensed by Shire plc or companies within the Shire Group, referred to in this Form 10-Q, which are the subject of trademark registrations in certain territories:

Shire Product	Active ingredient
ADDERALL XR®	(mixed salts of a single-entity amphetamine)
ADDERALL®	(mixed salts of a single-entity amphetamine)
AMIGAL	(migalastat hydrochloride) (trademark of Amicus Therapeutics (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
COMBIVIR	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
DAYTRANA™	(methylphenidate transdermal system)
DYNEPO	(epoetin delta) (trademark of Sanofi-Aventis)
ELAPRASE®	(idursulfase)
EPIVIR	(lamivudine) (trademark of GSK)
EPZICOM/KIVEXA (EPZICOM)	(lamivudine) (trademark of GSK)
FOSRENOL®	(lanthanum carbonate)
GENE-ACTIVATED®
INTUNIV™	(guanfacine – extended release)
JUVISTA	(human TGFβ3) (trademark of Renovo)
LIALDA™	(mesalamine)
METAZYMTM	(arylsulfatase-A) (trademark of Zymenex A/S)
MEZAVANT®	(mesalazine)
PENTASA	(mesalamine) (trademark of Ferring)
PLICERA	(isofagomine tartrate) (trademark of Amicus)
RAZADYNE	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE	(trademark of Barr Laboratories Inc. (“Barr”))
VYVANSE™	(lisdexamfetamine dimesylate)
XAGRID®	(anagrelide hydrochloride)

The following are trademarks of third parties referred to in this Form 10-Q:

Shire Product	Active ingredient	Trademark of
3TC	(lamivudine)	GSK
ZEFFIX	(lamivudine)	GSK

SHIRE PLC

Form 10-Q for the three months to March 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2008 $’M	December 31, 2007 $’M
ASSETS
Current assets:
Cash and cash equivalents		790.6	762.5
Restricted cash		34.5	39.5
Accounts receivable, net	4	492.6	441.5
Inventories, net	5	179.5	174.1
Assets held for sale	6	10.4	10.6
Deferred tax asset		125.4	143.3
Prepaid expenses and other current assets	7	106.1	125.3
Total current assets		1,739.1	1,696.8

Non current assets:
Investments	8	68.4	110.2
Property, plant and equipment, net		380.4	368.6
Goodwill		221.9	219.4
Other intangible assets, net	9	1,743.6	1,764.5
Deferred tax asset		143.4	143.7
Other non-current assets		25.3	26.9
Total assets		4,322.1	4,330.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	601.7	674.2
Deferred tax liability		11.3	11.3
Liability to dissenting shareholders		486.8	480.2
Other current liabilities	11	59.3	96.5
Total current liabilities		1,159.1	1,262.2

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long term debt		33.4	32.9
Deferred tax liability		344.7	332.4
Other non-current liabilities	12	371.3	375.6
Total non-current liabilities		1,849.4	1,840.9

Total liabilities		3,008.5	3,103.1
Commitments and contingencies	13

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	March 31, 2008 $’M	December 31, 2007 $’M
Shareholders’ equity:
Common stock of 5p par value; 750.0 million shares authorized; and 559.4 million shares issued and outstanding (2007: 750.0 million shares authorized; and 556.8 million shares issued and outstanding)		48.8	48.7
Exchangeable shares: nil shares issued and outstanding (2007: 0.7 million)	16	-	33.6
Treasury stock		(313.9)	(280.8)
Additional paid-in capital		2,557.8	2,509.9
Accumulated other comprehensive income		32.4	55.7
Accumulated deficit		(1,011.5)	(1,140.1)
Total shareholders’ equity		1,313.6	1,227.0
Total liabilities and shareholders’ equity		4,322.1	4,330.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to March 31, 2008 $’M	3 months to March 31, 2007 $’M
Revenues:
Product sales		631.7	461.5
Royalties		65.1	59.5
Other revenues		5.4	7.2
Total revenues		702.2	528.2

Costs and expenses:
Cost of product sales(1) (2)		90.3	65.3
Research and development (2)		122.0	79.0
Selling, general and administrative(1)		334.5	242.7
Gain on sale of product rights	3	(7.6)	-
Total operating expenses		539.2	387.0

Operating income		163.0	141.2

Interest income	15	12.7	19.8
Interest expense		(17.3)	(7.8)
Other income, net		12.7	0.5
Total other income, net		8.1	12.5

Income before income taxes and equity in earnings of equity method investees		171.1	153.7

Income taxes		(44.1)	(41.5)
Equity in earnings of equity method investees, net of taxes		1.6	0.5

Net income		128.6	112.7

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to March 31, 2008 (2007: $nil) and selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $30.8 million for the three months to March 31, 2008 (2007: $15.3 million).

(2)
Costs of $1.8 million, predominantly relating to manufacturing set-up costs for new products, have been reclassified from Research and development to Cost of product sales for the three months to March 31, 2007.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to March 31, 2008	3 months to March 31, 2007

Earnings per share - basic		23.6c	21.6c

Earnings per share – diluted		22.7c	21.3c

Weighted average number of shares (millions):
Basic	17	545.1	522.6
Diluted	17	581.5	529.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchange-able shares $’M	Exchange-able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu-lated other compre- hensive income $’M	Accumu-lated deficit $’M	Total share-holders’ equity $’M
As at January 1, 2008	48.7	556.8	33.6	0.7	(280.8)	2,509.9	55.7	(1,140.1)	1,227.0

Net income for the period	-	-	-	-	-	-	-	128.6	128.6

Foreign currency translation	-	-	-	-	-	-	10.5	-	10.5

Exchange of exchangeable shares	0.1	2.3	(33.6)	(0.7)	-	33.5	-	-	-

Options exercised	-	0.3	-	-	-	0.3	-	-	0.3

Share-based compensation	-	-	-	-	-	16.3	-	-	16.3

Tax deficit associated with exercise of stock options	-	-	-	-	-	(2.2)	-	-	(2.2)

Shares purchased by the Employee Share Option Trust (“ESOT”)	-	-	-	-	(33.1)	-	-	-	(33.1)

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(28.4)	-	(28.4)

Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(5.4)	-	(5.4)
As at March 31, 2008	48.8	559.4	-	-	(313.9)	2,557.8	32.4	(1,011.5)	1,313.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to March 31, 2008	3 months to March 31, 2007
	$’M	$’M

Net income	128.6	112.7
Other comprehensive income:
Foreign currency translation adjustments	10.5	(0.2)
Unrealized holding (loss) / gain on available-for-sale securities, net of taxes of $nil (2007: $nil)	(28.4)	5.9
Realized gain on available-for-sale securities, net of taxes of $4.0 million (2007: $nil)	(5.4)	-
Comprehensive income	105.3	118.4

The components of accumulated other comprehensive income as at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008 $’M	December 31, 2007 $’M
Foreign currency translation adjustments	75.4	64.9
Unrealized holding loss on available-for-sale securities, net of taxes of $nil (2007: $5.2 million)	(43.0)	(9.2)
Accumulated other comprehensive income	32.4	55.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 months to March 31, 2008 $’M	3 months to March 31, 2007 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	128.6	112.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.4	30.2
Share-based compensation	16.3	10.6
Amortization of deferred financing charges	1.3	-
Interest on building financing obligation	1.2	-
Write-down of long-term assets	-	0.3
(Gain) / loss on sale of long-term assets	(9.4)	0.1
Gain on sale of product rights	(7.6)	-
Movement in deferred taxes	33.8	13.7
Equity in earnings of equity method investees	(1.6)	(0.5)
Changes in operating assets and liabilities:
Increase in accounts receivable	(50.4)	(78.1)
Increase in sales deduction accrual	7.9	29.7
Increase in inventory	(9.1)	(13.4)
Decrease / (increase) in prepayments and other current assets	20.5	(13.8)
Decrease / (increase) in other assets	0.3	(9.1)
Decrease in accounts and notes payable and other liabilities	(117.1)	(17.5)
Increase in deferred revenue	3.6	36.5
Net cash provided by operating activities (A)	65.7	101.4

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash	5.0	(0.4)
Expenses relating to the acquisition of New River Pharmaceuticals Inc. (“New River”)	-	(3.1)
Purchase of long-term investments	(1.0)	(2.1)
Purchase of property, plant and equipment	(27.8)	(17.9)
Purchase of intangible assets	-	(28.2)
Proceeds from disposal of long term assets	10.3	-
Proceeds from disposal of property, plant and equipment	0.1	-
Proceeds/deposits received from sale of product rights	5.0	7.0
Returns of equity investments	-	1.2
Net cash used in investing activities (B)	(8.4)	(43.5)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	3 months to March 31, 2008 $’M	3 months to March 31, 2007 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt arrangement and issuance costs	-	(2.9)
Payment under building financing obligation	(0.2)	-
Proceeds from exercise of options	0.3	22.3
Proceeds from issue of common stock, net of issue costs	-	878.3
Proceeds from exercise of warrants	-	7.0
Payments to acquire shares by ESOT	(33.1)	(44.3)
Net cash (used in) / provided by financing activities (C)	(33.0)	860.4
Effect of foreign exchange rate changes on cash and cash equivalents (D)	3.8	1.0
Net increase in cash and cash equivalents (A+B+C+D)	28.1	919.3
Cash and cash equivalents at beginning of period	762.5	1,126.9
Cash and cash equivalents at end of period	790.6	2,046.2

Supplemental information:	3 months to March 31, 2008 $’M	3 months to March 31, 2007 $’M

Interest received, net	12.1	14.3
Income taxes paid	(37.9)	(12.9)

Non cash activities:
Proceeds from product out licensing:
Equity in Avexa Ltd (“Avexa”).	-	2.9

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or “the Company”) and other financial information included in this Form 10-Q, are unaudited.  They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for interim reporting.

The December 31, 2007 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2007.

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

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through business combinations), the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of approximately 11.3 million shares of Transkaryotic Therapies, Inc. (“TKT”) common stock who have submitted written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

(c)	Accounting pronouncements adopted during the period

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  The scope of this Issue is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities.  The EITF concluded that non-refundable advance payments for future research and development activities should be deferred and capitalized on the balance sheet. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  On January 1, 2008 the Company adopted EITF 07-3. The adoption of EITF 07-3 had no impact on the Company’s financial statements as at January 1, 2008.

SFAS No. 157

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements as at January 1, 2008.

SFAS No. 159

On January 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

(d)	New accounting pronouncements to be adopted in future periods

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

FASB Staff position (FSP) No. FAS 157-2

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will therefore be applicable to non-financial assets and liabilities for the Company’s fiscal year commencing January 1, 2009. The Company is currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on its financial statements.

EITF 07-1

In December 2007, the EITF reached a consensus regarding EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-1.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”   (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements, separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

2.	Business combinations: New River acquisition

On April 19, 2007 Shire completed its acquisition of New River by way of a short-form merger, in an all-cash transaction.  Total consideration and costs directly attributable to the business combination were $2,594.5 million at the price of $64 per share of New River common stock.

The determination of final fair values was completed on April 19, 2008.  This determination of final fair values did not result in any adjustments to the preliminary purchase price from those fair values as reported at December 31, 2007.

3.	Gain on sale of product rights

In the three months to March 31, 2008 Shire received cash consideration of $5.0 million in respect of the divestment of the Beta range of hormone replacement therapy products to Meda AB, realizing a gain of $5.0 million.

Following the receipt of the relevant regulatory or other consents during the three months to March 31, 2008 the Company also recognized $2.6 million of the gains deferred as at December 31, 2007 from the disposal of non-core products during the 2007 financial year, see Note 6. The disposed non-core products were reported in the Specialty Pharmaceuticals operating segment.

4.	Accounts receivable, net

Accounts receivable at March 31, 2008 of $492.6 million (December 31, 2007: $441.5 million), are stated net of a provision for doubtful accounts and discounts of $12.6 million (December 31, 2007: $9.8 million).

Provision for doubtful accounts and discounts:

	2008 $’M	2007 $’M
As at January 1	9.8	8.8
Provision charged to operations	20.4	15.3
Provision utilization	(17.6)	(13.6)
As at March 31	12.6	10.5

5.	Inventories, net

Inventories at March 31, 2008 of $179.5 million (December 31, 2007: $174.1 million) are stated net of provisions of $16.8 million (December 31, 2007: $14.2 million) and are analyzed as follows:

	March 31, 2008 $’M	December 31, 2007 $’M
Finished goods	75.1	67.6
Work-in-process	75.7	66.2
Raw materials	28.7	40.3
	179.5	174.1

6.	Assets held for sale

At March 31, 2008 assets held for sale had a carrying value of $10.4 million (December 31, 2007: $10.6 million), represented by intangible assets of $9.4 million and attributed goodwill of $1.0 million. Assets held for sale includes part of the portfolio of products divested to Almirall in 2007 and a number of other non-core product licenses. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory authorizations and other consents to the acquiree.

All assets classified as held for sale form part of the Specialty Pharmaceuticals operating segment.

7.	Prepaid expenses and other current assets

	March 31, 2008 $’M	December 31, 2007 $’M
Prepaid expenses	39.9	38.1
Income tax receivable	11.4	19.2
Value added taxes receivable	24.3	10.8
Other current assets	30.5	57.2
	106.1	125.3

At December 31, 2007 Other current assets included $23.0 million, payable by Shire’s insurance companies as a contribution towards the settlement of the TKT Class Action Shareholder Suit, see Note 13(c).  This amount was paid into escrow by the insurance companies during the three months to March 31, 2008.

8.	Investments

At March 31, 2008 the Company had available-for-sale investments in an unrealized loss position of $43.0 million, of which $41.1 million has arisen on Shire’s investment in Renovo Group Plc (“Renovo”).  The Company has not recognized an other-than-temporary impairment for these investments, with the unrealized loss being recorded to accumulated other comprehensive income.

The decline of Renovo’s share price followed announcements by Renovo of the results of clinical trials for JUVISTA in Q4 2007 and Q1 2008.  The Company considers that, as Phase 2 clinical trials in multiple other surgery types are ongoing and are expected to report during 2008 and 2009, and seven Phase 2 trials have demonstrated statistically significant efficacy, the decline in Renovo Group plc’s share price has yet to be determined to be “other-than-temporary”.

The fair value of the Company’s available-for-sale investments in an unrealized loss position is $19.5 million.

Other income includes a gain of $9.4 million arising from the sale of Shire’s available-for-sale investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders.  Shire received a cash consideration of $10.3 million on the sale of this investment.

9.	Other intangible assets, net

	March 31, 2008 $’M	December 31, 2007 $’M
Intellectual property rights acquired	2,129.1	2,116.8
Favorable manufacturing contracts	8.9	8.9
	2,138.0	2,125.7
Less: Accumulated amortization	(394.4)	(361.2)
	1,743.6	1,764.5

Intellectual property rights acquired relate to currently marketed products.  At March 31, 2008 the net book value of these intellectual property rights relating to product sales recorded in the Specialty Pharmaceuticals segment was $1,425.6 million (December 31, 2007 $1,440.6 million) and in the Human Genetic Therapies segment $316.5 million (December 31, 2007 $322.4 million).

No additions to other intangible assets have occurred during the three months to March 31, 2008. The change in the gross cost of Intellectual property rights acquired is due to the foreign exchange movements during the three months to March 31, 2008.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charges in respect of intangible fixed assets held at March 31, 2008 will be approximately $125 million for each of the five years to March 31, 2013. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

10.	Accounts payable and accrued expenses

	March 31, 2008 $’M	December 31, 2007 $’M
Trade accounts payable	61.3	79.6
Accrued rebates – Medicaid	116.5	114.3
Accrued rebates – Managed care	36.5	32.3
Sales return reserve	38.2	39.5
Accrued bonuses	26.4	59.6
Accrued employee compensation and benefits payable	36.3	35.0
Accrued coupons	8.7	9.0
Research and development accruals	29.6	38.2
Marketing accruals	31.9	19.0
Deferred revenue	12.8	11.1
Accrued settlement costs	1.4	51.5
Other accrued expenses	202.1	185.1
	601.7	674.2

At December 31, 2007 Accrued settlement costs included $50.0 million, for the settlement of the TKT Class Action Shareholder Suit, see Note 13(c). This amount was paid into escrow by Shire ($27.0 million) and Shire’s insurance companies ($23.0 million) during the three months to March 31, 2008.

11.	Other current liabilities

	March 31, 2008 $’M	December 31, 2007 $’M
Income taxes payable	5.4	47.3
Value added taxes	3.9	6.0
Other accrued liabilities	50.0	43.2
	59.3	96.5

12.	Other non-current liabilities

	March 31, 2008 $’M	December 31, 2007 $’M
Income taxes payable	312.1	320.8
Other accrued liabilities	59.2	54.8
	371.3	375.6

13.	Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under lease arrangements as at March 31, 2008:

Operating leases $’M
2008	25.9
2009	32.4
2010	30.7
2011	28.3
2012	16.2
2013	13.1
Thereafter	53.4
200.0

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense which is predominately included in selling, general and administrative expenses in the accompanying statements of operations amounted to $9.0 million for the three months to March 31, 2008 (2007: $6.4 million).

(ii)	Restricted cash in respect of leases

As at March 31, 2008 the Company had $0.3 million of restricted cash held as collateral for certain equipment leases (December 31, 2007: $8.0 million).

(b)	Letters of credit and guarantees

As at March 31, 2008, the Company had irrevocable standby letters of credit with various banks, in the amount of $13.4 million, providing security on the recoverability of insurance claims.  The Company has restricted cash of $13.4 million, as required by these letters of credit.

(c)	Commitments

(i)	Alba Therapeutics Corporation (“Alba”)

On December 14, 2007 Shire acquired worldwide rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba. SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease.  Shire has remaining obligations to pay development and sales milestones up to a maximum of $300 million.  Shire will also pay single or double digit tiered royalties on net sales of the product,  dependent on annual net sales.

Alba and Shire have formed a joint development committee to monitor Research & Development (“R&D”) activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus Therapeutics, Inc. (“Amicus”)

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease. Shire will pay development and sales based milestones to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

(iii)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. JUVISTA is in Phase 2 development.  Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the US Food and Drug Administration (”FDA”); up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval. Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(iv)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire has a remaining obligation to pay Noven $25 million, contingent on future sales performance.

(v)	Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the three months to March 31, 2008 totaled $1.8 million.  At March 31, 2008 the maximum future reimbursement for Duramed incurred US development expenditure is $119.8 million.  Shire will separately be responsible for development costs in its licensed territories.

(vi)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (v) at March 31, 2008 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $4.6 million (December 31, 2007: $5.3 million), of which $3.6 million could be paid in 2008.

(vii)	Clinical testing

At March 31, 2008 the Company had committed to pay approximately $103.0 million (December 31, 2007: $77.6 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $58.3 million (December 31, 2007: $44.4 million) of these commitments in 2008. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(viii)	Contract manufacturing

At March 31, 2008 the Company had committed to pay approximately $89.4 million (December 31, 2007: $109.7 million) in respect of contract manufacturing. The Company expects to pay $65.8 million (December 31, 2007: $91.3 million) of these commitments in 2008.

(ix)	Purchase and service commitments

 As at March 31, 2008 the Company had committed to pay approximately $50.8 million (December 31, 2007: $49.4 million) in respect of commitments for purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $32.9 million (December 31, 2007: $31.0 million) of these commitments in 2008.

(x)	Investment commitments

At March 31, 2008 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $7.0 million (December 31, 2007: $7.9 million) which may all be payable in 2008, depending on the timing of capital calls.

(xi)	Capital commitments

At March 31, 2008, the Company had committed to spend $98.3 million in respect of capital projects. This includes commitments for the expansion and modification of its Head Office in Basingstoke, UK and its facilities in both Owings Mills, Maryland and Lexington, Massachusetts.

(xii)	Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5).  Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss.  Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  In other cases management's best estimate of the loss is recorded.  These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known.  In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time.  As information becomes known a loss provision is set up when a reasonable estimate can be made.  The estimates are reviewed quarterly and the estimates are changed when expectations are revised.  Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.  At March 31, 2008 provisions for litigation losses, insurance claims and other disputes totaled $18.7 million (December 31, 2007: $66.2 million) excluding the liability to dissenting shareholders.

Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2007.  Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below.  There is no assurance that the Group will be successful in any of these proceedings and if it is not, there may be a material impact on the Group’s results and financial position.

ADDERALL XR

(i)	Colony and Actavis

In December 2004, Shire was notified that Colony Pharmaceuticals, Inc. (“Colony”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration date of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Shire patents that cover ADDERALL XR.  Colony is a member of the Actavis Group hf group of companies.  On March 20, 2007, Shire filed a lawsuit in the U.S. District Court for the District of Maryland against Colony, Actavis, Inc. and Actavis Group hf (collectively “Colony and Actavis”) for infringement of the ‘819 Patent, the ‘300 Patent and also US Patent No. 6,913,768 (“the “768 Patent”).  The lawsuit alleges that all of Colony and Actavis’ generic strengths infringe the three patents in suit.  In response, Colony and Actavis have alleged as affirmative defenses and counterclaims non-infringement, invalidity and unenforceability of the three patents.  Because the case was not filed pursuant to the Hatch-Waxman Act, there is no 30-month stay of approval of Colony and Actavis’ ANDA products associated with this litigation.

On August 2, 2007, Colony filed a motion for partial summary judgment of non-infringement of the ‘819 and ‘300 Patents.  Following a discovery period and briefing, the Court heard oral argument on November 27, 2007.  In a decision dated January 2, 2008, the Court denied Colony’s summary judgment motion.  On January 17, 2008, Colony filed motions for clarification/reconsideration and a request for certification.  The Court denied both motions on January 23, 2008.

The litigation was settled on April 11, 2008 with Colony and Actavis conceding to the infringement of the '819, '300 and '768 Patents and admitting that the three patents are valid and enforceable.  Under the terms of the settlement, Colony and Actavis will be permitted to sell their generic versions of ADDERALL XR one hundred eighty one days after the launch by Barr of a generic ADDERALL XR product provided Colony and/or Actavis has received FDA approval of their ANDA.  No payments to Colony, and no payments to Actavis are involved in the settlement.  As required by law, Shire has submitted to the US Federal Trade Commission (“FTC”) and the US Department of Justice (“DOJ”) all of the agreements entered into as part of this settlement.

(ii)	Teva Pharmaceuticals

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (“Teva Pharmaceuticals”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents.  In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents.  In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva

Pharmaceuticals USA, Inc. (“Teva USA”) and Teva Pharmaceuticals Industries Ltd. (collectively “Teva”) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents.  The lawsuit triggered a stay of FDA approval of Teva’s 25mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter.  There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR.   Teva counterclaimed that the ‘819, ‘300 and ‘768 Patents are not infringed and/or invalid.  On January 30, 2007, the case was transferred to the civil suspense docket because discovery was stayed pending settlement discussions.  No discovery was taken in this case.  This case settled on March 6, 2008, with Teva conceding that its proposed generic ANDA products infringe Shire’s ‘819, ‘300 and ‘768 Patents, and that the three patents are valid and enforceable.  Under the terms of the settlement, Teva will be permitted to sell their generic versions of ADDERALL XR that are the subject of Teva’s ANDA one hundred and eighty one days after the launch by Barr of a generic ADDERALL XR product, subject to FDA approval of Teva’s ANDA products.  No payments to Teva are involved in the settlement agreement.  The settlement agreement, which was effective immediately, has been submitted to the FTC and the DOJ for review, as required by law.

(iii)	Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Sandoz’ proposed generic products.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non-infringement and validity.  Sandoz has alleged sham litigation and patent misuse and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  Discovery is ongoing and affirmative expert reports were filed on September 21, 2007 and rebuttal reports were filed on October 12, 2007.  On December 21 and 26, 2007 Sandoz and Shire, respectively, each filed motions for summary judgment.  Opposition briefs were exchanged on February 8, 2008.  Reply briefs were submitted on February 28, 2008.  No trial date has been set.

CARBATROL

(i)	Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”).  The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product.  On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter.  The 30 month stay expired on February 6, 2006.  Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.   On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006.  The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006.  The stay of discovery has been extended.  Nostrum requested and the Court permitted Nostrum to file claim construction briefs in the Shire v. Corepharma case also pending in New Jersey.  Opening briefs were submitted on October 3, 2007 and responding briefs on October 24, 2007.  There has yet to be a pre-trial Markman hearing, if necessary, or a decision.  The case has been stayed pending a claim construction ruling in the Shire v. Corepharma action.  No trial date has been set.

(ii)	Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products.  Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Corepharma’s proposed generic products.  On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent.  On May 4, 2007 Corepharma filed a motion for summary judgment of non-infringement of the ‘570 Patent.  Shire’s opposition to that motion was filed on July 30, 2007.  The Court informed the parties on August 30, 2007 that Corepharma’s motion was denied without prejudice.  The Court set a Markman schedule and opening briefs were exchanged on October 3, 2007 (including an amicus brief, filed with the Court’s permission by Nostrum).  Responding briefs were exchanged on October 24, 2007.  The Court has also entered a discovery schedule. The Court rendered a claim construction ruling on March 26, 2008.  No trial date has been set.

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

DYNEPO

Since 1997, Shire HGT and Sanofi-Aventis have been involved in ongoing patent litigation regarding Amgen Inc.’s (“Amgen”) allegations that DYNEPO infringes claims of five of Amgen’s patents.  In 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed certain claims of the patents that Amgen had asserted.  This decision was appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) which affirmed in part, reversed in part, and remanded the action to the United States District Court of Massachusetts for further proceedings.

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis.  This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court.  Amgen filed a petition for a writ of Certiori with the Supreme Court in March 2007, requesting review of the Federal Circuit’s 2004 decision.  Amgen’s petition was denied on May 14, 2007 and the case was remanded to the District Court. The remanded case is presently pending.

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

REMINYL

On January 29, 2008 Generics UK Ltd commenced a rectification action in the UK seeking a declaration that the duration of the Supplementary Protection Certificate (“SPC”) for EP 236684, the patent that claims the use of galantamine for the treatment of Alzheimer’s disease, is zero (ie the period of exclusivity conferred by the patent has already expired), or alternatively that it expires on December 31, 2008. This SPC represents the primary patent protection for REMINYL in the EU. The current term of the SPC extension runs to January 2012.  Absent the SPC extension, the patent would have expired in January 2007.   REMINYL is entitled to ten years data exclusivity in the UK, which will not expire until March 2010.  A two day trial is scheduled for the week of December 8, 2008.

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand.  On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share.  Therefore, as at March 31, 2008, former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration.  In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case. In April 2006, Shire filed a motion for partial summary judgment in respect of approximately 8 million shares, claiming that the petitioners were not entitled to assert appraisal rights in connection with such shares. In May 2007, the Delaware Court of Chancery denied this motion and held that the owners of such shares were entitled to seek appraisal of them.

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

At March 31, 2008 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $66.9 million that may be awarded by the Court.

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

On March 8, 2007 certain of the former TKT shareholders who previously asserted appraisal rights in connection with the Shire/TKT merger filed a second suit in the Delaware Chancery Court alleging, among other claims, breaches of fiduciary duty by TKT and certain members of its board in connection with the merger with Shire. Shire and TKT have been named as defendants as are four former directors of TKT. The new complaint also asserts a claim that the merger itself was not properly approved by a majority of the outstanding stock of TKT entitled to vote. The complaint seeks rescissory damages with interest, attorneys’ fees and costs.  The trial date of May 12, 2008 has been postponed and no new trial date has been set.

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

The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of REPLAGAL during the period between January 4, 2001 and January 10, 2003. The Amended Complaint asserts claims against Dr. Selden and TKT under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on TKT's public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; and against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company under Section 12(a) (2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys' fees and costs.

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

In November 2005, the Court granted the plaintiffs’ motion for class certification.  On May 23, 2005, the Court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company.  On June 5, 2006, the Court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas.  On November 9, 2006, Mr. Geffken filed an Agreement for Judgment on all claims alleged against him.  On September 1, 2007 the SEC filed suit against Dr Selden.  The case is entitled Securities and Exchange Commission v. Richard B Selden, Civil Action No. 05-11805-NMG (D. Mass.) (“the SEC Action”).  The Company is obligated to indemnify Dr Selden for his costs incurred in connection with the SEC Action.

In October 2007, the parties reached an agreement in principle to resolve the Class Action Shareholder Suit, subject to Court approval, for $50 million. In February 2008, the US District Court for the District of Massachusetts granted preliminary approval to the settlement.  Shire has contributed $27 million held in escrow towards the settlement and its insurance companies have contributed the remaining $23 million. The settlement will be submitted to the Court for final approval on June 5, 2008.

14.	Fair value measurement

As outlined in Note 1(c), on January 1, 2008 the Company adopted the provisions of SFAS No. 157 as they relate to financial assets and financial liabilities.  The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis during the three months to March 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Total $M	Level 1 $M	Level 2 $M	Level 3 $M
Financial assets:
Available-for-sale securities	19.5	19.5	-	-
Equity method investments	26.5	-	26.5	-
Derivatives(1)	0.8	-	0.8	-

Financial liabilities:
Derivatives(1)	5.4	-	5.4	-
(1)	Derivatives consist of swap and forward foreign exchange contracts

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Available-for-sale securities – The fair values of available-for-sale investments are estimated based on quoted market prices for those investments.

•
Equity method investments – The Company’s equity method investments comprise of quoted and unquoted investments. The fair values of quoted investments within the funds are estimated based on quoted market prices for those investments. For unquoted investments within the fund, the fair value is estimated using directly observable inputs other than quoted prices.

•
Derivatives – derivative instruments comprise swap and forward foreign exchange contracts.   The fair value of the swap and forward foreign exchange contracts has been determined using an income approach based on current market expectations about the future cashflows.

The amount of the total gains or losses for three months to March 31, 2008 included in earnings or other comprehensive income that are attributable to those assets and liabilities still held as at March 31, 2008 are reported as follows:

	Other comprehensive income, net $M	Other income, net $M	Earnings from equity method investees $M
Available-for-sale securities	(28.4)	-	-
Equity method investments	-	-	1.6
Derivatives	-	(4.6)	-

15.	Interest income

ID Biomedical Corporation (“IDB”) Loan

On September 9, 2004 the Company completed the disposition of its vaccines business to IDB. As part of the transaction, Shire entered into an agreement to provide IDB with a loan facility of up to $100.0 million, which was drawn down in 2005.  The $100.0 million loan was segregated into drawings for injectable flu development of $70.6 million and drawings for pipeline development of $29.4 million.  In 2005, a provision of $70.0 million was recognized against all of the pipeline development tranche ($29.4 million) and against $40.6 million of the $70.6 million injectable flu development tranche.  In 2006 IDB repaid the $70.6 million injectable flu development drawings, together with accrued interest.

On March 28, 2008 Shire agreed to a final settlement with IDB of $4.0 million for the outstanding pipeline development advances and interest.  The amount received has been recorded within interest income in the three months to March 31, 2008 in accordance with the method of allocating receipts between interest and advances in the loan agreement.

16.	Shareholders’ Equity

On February 12, 2008, a subsidiary of Shire exercised a redemption call right and purchased each exchangeable share of Shire Acquisition Inc. (“SAI”) remaining in public ownership.  Exchangeable shareholders received either three ordinary shares of Shire plc or one American Depositary Share (“ADS”) representing three ordinary shares of Shire plc for each Exchangeable Share held.  Exchangeable Shares were issued to Canadian resident shareholders of Biochem Pharma Inc. (now Shire Canada, Inc.)  in 2001 as consideration for the acquisition by the Shire group of Biochem Pharma Inc.  The Exchangeable Shares have now been de-listed from the Toronto Stock Exchange.

17.	Earnings per share

The following table reconciles income from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,	2008 $M	2007 $M
Net Income	128.6	112.7
Numerator for basic earnings per share	128.6	112.7
Interest on convertible bonds, net of tax	3.4	-
Numerator for diluted earnings per share	132.0	112.7

Weighted average number of shares:	No. of shares Millions	No. of shares Millions
Basic(1)	545.1	522.6
Effect of dilutive shares:
Stock based awards to employees(2)	3.7	6.4
Warrants(2)	-	0.7
Convertible bonds 2.75% due 2014(3)	32.7	-
	36.4	7.1
Diluted	581.5	529.7

(1)	Excludes shares purchased by the ESOT and presented by the Company as treasury stock
(2)	Calculated using the treasury stock method
(3)	Calculated using the “if- converted” method

For the three months ended March 31, 2008, 12.4 million stock-based awards (2007: 10.3 million) were not included in the calculation of the diluted weighted average number of shares due to their anti-dilutive impact, because their exercise prices exceeded the Company’s average share price during the calculation period.

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

Shire’s internal financial reporting is in line with a business unit and management reporting structure based on two segments: Specialty Pharmaceuticals and Human Genetic Therapies (“HGT”).

The Specialty Pharmaceuticals and HGT segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing projects for future commercialization.  ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2008	$’M	$’M	$’M	$’M
Product sales	517.7	114.0	-	631.7
Royalties	0.5	-	64.6	65.1
Other revenues	2.3	1.2	1.9	5.4
Total revenues	520.5	115.2	66.5	702.2

Cost of product sales(1) (2)	72.5	13.4	4.4	90.3
Research and development(1) (2)	75.1	46.9	-	122.0
Selling, general and administrative(1) (2)	254.7	38.0	41.8	334.5
Gain on sale of product rights	(7.6)	-	-	(7.6)
Total operating expenses	394.7	98.3	46.2	539.2
Operating income	125.8	16.9	20.3	163.0

Total assets	2,392.6	630.2	1,299.3	4,322.1
Long lived assets	182.8	123.1	74.8	380.7
Capital expenditure on long lived assets	9.4	13.5	4.9	27.8

(1)	Stock-based compensation of $16.3 million is included in: cost of product sales ($1.1 million), research and development ($4.6 million) and selling, general and administrative ($10.6 million).
(2)
Depreciation from manufacturing plants ($2.6 million) and amortization of favorable manufacturing contracts ($0.4  million) is included in cost of product sales; depreciation of research and development assets ($2.9 million) is included in research and development; and all other depreciation and amortization ($41.5 million) is included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2007	$’M	$’M	$’M	$’M
Product sales	402.4	59.1	-	461.5
Royalties	0.4	-	59.1	59.5
Other revenues	2.5	3.7	1.0	7.2
Total revenues	405.3	62.8	60.1	528.2

Cost of product sales(1) (2)	57.3	5.5	2.5	65.3
Research and development(1)	50.2	28.8	-	79.0
Selling, general and administrative(1) (2)	176.7	33.7	32.3	242.7
Total operating expenses	284.2	68.0	34.8	387.0
Operating income/(loss)	121.1	(5.2)	25.3	141.2

Total assets	1,276.2	556.5	2,520.4	4,353.1
Long lived assets	154.5	59.4	79.4	293.3
Capital expenditure on long lived assets	8.1	4.0	5.8	17.9

(1)	Stock-based compensation of $10.6 million is included in: cost of product sales ($0.8 million), research and development ($2.3 million) and selling, general and administrative ($7.5 million).
(2)	Depreciation from manufacturing plants ($1.3 million) is included in cost of product sales and other depreciation and amortization ($28.9 million) is included in selling, general and administrative.

19.	Subsequent events

VYVANSE approved to treat ADHD in adults

On April 23, 2008 Shire announced that the FDA had approved the adult indication for VYVANSE, making it the first and only once-daily prodrug stimulant approved to treat adults with ADHD.

Shire acquires clinical candidate, arylsulfatase–A, for Metachromatic Leukodystrophy

On April 24, 2008 Shire announced that it had agreed to acquire from Zymenex A/S (“Zymenex”) the global rights to the clinical candidate arylsulfatase-A (“ASA”), currently known as METAZYMTM, being investigated for the treatment of Metachromatic Leukodystrophy (“MLD”).  MLD is caused by a deficiency in the enzyme ASA which causes an excess concentration of sufatide in cells and an ensuing breakdown of myelin. There are approximately 2,000 MLD patients in developed world markets.

This ASA product has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing.  The product has received US FDA approval for its Investigational New Drug (“IND”) application to initiate a Phase 2 clinical trial and has been granted Orphan Drug designation in the US and in the EU.  Shire will make a payment of US$135 million to Zymenex (which will be substantially expensed to R&D) for the acquisition of global rights to the product upon completion of the transaction, which is conditional upon the receipt of customary consents.  Subsequent to closing no royalties or future milestone payments will be due from Shire to Zymenex.

A new UK listed holding company

On April 15, 2008 Shire announced a proposed Court sanctioned scheme of arrangement (“Scheme”) relating to the corporate structure and organization of Shire, including the creation of a new London Stock Exchange (“LSE”) listed, Jersey incorporated, and Irish tax resident holding company for the group, which is to be called Shire Limited.  On April 16, 2008 a circular describing the Scheme was posted to Shire ordinary shareholders and a prospectus in relation to Shire Limited was also published.  Both documents are available on Shire’s website.

Through a series of transactions over the last ten years, Shire’s business has been transformed, from a primarily UK business to an international business, with the vast majority of its revenues generated from outside the UK.  Shire has concluded that its business and its shareholders would be better served by having an international holding company with a group structure that is designed to help protect Shire’s taxation position, and better facilitate Shire’s financial management.  Shire believes that the most appropriate structure is for a new group parent company to be tax-resident in the Republic of Ireland.

It is intended that Shire Limited will be listed on the LSE in Shire’s place and Shire Limited ADSs will be traded on NASDAQ in place of the Shire ADSs.  The proposal does not involve any payment for the new ordinary shares or ADSs.

The Scheme will require the approval of Shire ordinary shareholders at a shareholder meeting convened at the direction of the High Court on May 9, 2008 and also separate approval at an extraordinary general meeting of Shire to be held immediately after the Court meeting.  Under the anticipated timetable, and subject to shareholder and Court approval, the Scheme will become effective on May 23, 2008.

In connection with the Scheme, Shire Limited will be substituted in place of Shire, with effect from immediately prior to the Scheme becoming effective, as principal obligor under the US$1,100 million 2.75 per cent. convertible bonds due 2014 originally issued by Shire on May 9, 2007. On and from such substitution, the bonds will be convertible into ordinary shares of Shire Limited.

Shire Limited will have the same Board and management team as Shire and there will be no substantive changes to corporate governance and investor protection measures. The proposal will not result in any changes in the day to day conduct of the business or its strategy or dividend policy, nor is it planned that the proposal will result in any job losses or relocation of existing Shire personnel out of the UK.

The first annual shareholder meeting of Shire Limited will be scheduled for September 24, 2008.

The Company incurred costs associated with the introduction of a new holding company of $5.6 million up to March 31, 2008.

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

Recent developments

VYVANSE approved to treat ADHD in adults

On April 23, 2008 Shire announced that the FDA had approved the adult indication for VYVANSE, making it the first and only once-daily prodrug stimulant approved to treat adults with ADHD.

Shire acquires clinical candidate, arylsulfatase–A, for MLD

On April 24, 2008 Shire announced that it had agreed to acquire from Zymenex the global rights to the clinical candidate arylsulfatase-A (“ASA”), currently known as METAZYM, being investigated for the treatment of MLD.  (See ITEM 1, Note 19 for further details)

DAYTRANA

Some patients and caregivers continue to have difficulty removing the release liner of some DAYTRANA patches, similar to the concerns which led to a voluntary market withdrawal of a limited number of DAYTRANA patches in September 2007.  Shire and Noven continue to review and monitor release liner complaints and the manufacturing process to determine whether modifications to the product or process can improve the long term ease of use.  There is no assurance that there will be a satisfactory resolution to this issue.

FOSRENOL

Effective April 16, 2008 Shire and Abbott Laboratories Inc. mutually agreed to terminate their Co-Promotion Agreement for FOSRENOL in the United States.  Shire will continue to promote FOSRENOL on its own in the United States and throughout Europe.

A new UK listed holding company

On April 15, 2008 Shire announced a proposed Court sanctioned scheme of arrangement (“Scheme”) relating to the corporate structure and organization of Shire, including the creation of a new London Stock Exchange (“LSE”) listed, Jersey incorporated, and Irish tax resident holding company for the group, which is to be called Shire Limited.  (See ITEM 1, Note 19 for further details)

Non-Executive Director

On April 24, 2008 Shire announced that Michael Rosenblatt M.D. joined the Shire Board as a Non-Executive Director. Dr Rosenblatt is the Dean of Tufts University School of Medicine, Boston, Massachusetts. He was previously Professor of Medicine at Harvard Medical School and has served in senior research positions at the Beth Israel Deaconess Medical Center in Boston and as Senior Vice President for Research at Merck Sharp & Dohme Research Laboratories where he headed a worldwide development team.

Significant events in the three months to March 31, 2008

VYVANSE for ADHD

In February 2008, VYVANSE achieved its one millionth prescription.

LIALDA / MEZAVANT – ulcerative colitis

On March 26, 2008 Shire entered into a co-promotion agreement with TAP Pharmaceutical Products Inc. (“TAP”) for LIALDA (mesalamine), indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis (UC).  This three year agreement will add more than 500 additional sales representatives from TAP to increase the reach and frequency of sales calls and will cover an additional 22,000 doctors.

LIALDA / MEZAVANT was launched in Canada and Germany during the three months to March 31, 2008 and was launched in Ireland on April 1 as MEZAVANT XL.

FOSRENOL – Hyperphosphatemia

During the three months to March 31, 2008 FOSRENOL was launched in both Spain and Hong Kong.

ELAPRASE – Hunter Syndrome

During the three months to March 31, 2008 ELAPRASE was approved for commercial sale in Russia and Mexico.  ELAPRASE was also approved for commercial sale in South Korea and Australia, where sales and distribution will be managed by Genzyme Corporation.

Expansion in Massachusetts

Shire Human Genetic Therapies (“HGT”) announced on February 14, 2008, that the Company will invest approximately $400 million over four years through 2011 to expand its Lexington, Massachusetts campus, making Lexington the global center for HGT’s research, development, and production. This will result in the creation of an estimated 680 additional full-time jobs over the next eight years, doubling the existing full time workforce.

Research and development

Products in pre-launch at March 31, 2008

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)
Following the FDA Cardiovascular and Renal Drugs Advisory Committee recommendation in the fourth quarter of 2007 on the use of phosphate binders, including FOSRENOL, to treat hyperphosphatemia in pre-dialysis CKD patients, Shire worked with the FDA to agree to a regulatory pathway for approval for use in pre-dialysis patients.

Products in registration at March 31, 2008

VYVANSE for ADHD in adults
On June 29, 2007 Shire submitted a sNDA to the FDA for VYVANSE for the treatment of ADHD in adults.  On April 23, 2008 Shire announced that the FDA had approved the adult indication for VYVANSE, making it the first and only once-daily prodrug stimulant approved to treat adults with ADHD.

VYVANSE for ADHD in Canada
In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children.

INTUNIV
On June 21, 2007 Shire received an approvable letter from the FDA for INTUNIV.  Shire is conducting additional clinical work which is designed to enhance the label. While the precise timing of the approval of INTUNIV is unknown, it is anticipated that launch will occur in the second half of 2009.

DAYTRANA for ADHD in EU & Canada
Regulatory submissions were filed for approval of the product with Health Canada on November 29, 2007 and in the EU via the decentralized procedure with the Netherlands as the reference member state on December 12, 2007.

Products in clinical development as at March 31, 2008

Phase 3

VYVANSE for ADHD in Europe
Shire plans to submit the regulatory filing for VYVANSE in Europe for the treatment of ADHD in children aged six to 17 in 2010.

LIALDA/MEZAVANT for the treatment of diverticulitis
Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are continuing.

Velaglucerase alfa
The Company commenced a worldwide Phase 3 clinical program for velaglucerase alfa, an enzyme replacement therapy being developed for the treatment of Gaucher disease, in 2007. It is anticipated that this development program will support filing of velaglucerase alfa from the second half of 2009.

Phase 2

JUVISTA
In August 2007 Shire acquired the exclusive rights to develop and commercialize JUVISTA worldwide (with the exception of EU member states) from Renovo Limited (“Renovo”).  JUVISTA, being investigated for the reduction of scarring in connection with surgery, is in Phase 2 development.

Nine Phase 2 efficacy trials for JUVISTA have now been reported of which seven demonstrated statistically significant efficacy. Phase 2 clinical trials in multiple other surgery types are ongoing and are expected to report during 2008 and 2009.

Shire is currently undertaking a comprehensive assessment of all results produced with JUVISTA to date and plans to seek external regulatory and other expert advice before confirming its path forward for JUVISTA in the United States and other potential markets.

SPD550 for the treatment of Celiac disease
On December 14, 2007 Shire acquired the worldwide rights to SPD500 (Larazotide) (also known as AT-1001) in markets outside of the US and Japan from Alba Therapeutics Corporation (“Alba”). The two parties have established joint Committees which will guide the development, manufacture, and commercialization of the product.  Alba has initiated and is responsible for executing the ongoing Phase 2 program and certain non-clinical studies for the treatment of Celiac disease.

SEASONIQUE
Shire is evaluating the scientific advice received following meetings in 2007 with the regulatory authorities in Europe in order to formulate the regulatory filing strategy.

PLICERA (HGT-3410 for the treatment of Gaucher disease)
PLICERA (HGT-3410) is an orally-administered, small molecule pharmacological chaperone that is being developed for the treatment of Gaucher disease, the most common of the lysosomal storage diseases, in conjunction with Amicus Therapeutics, Inc. (“Amicus”) following a license agreement entered into with Amicus on November 7, 2007. As part of this agreement Shire received the rights to PLICERA in markets outside of the US. Phase 2 trials are ongoing.

AMIGAL (HGT-3310 for the treatment of Fabry disease)
AMIGAL (HGT-3310) is an orally-administered, small molecule pharmacological chaperone being developed for the treatment of Fabry disease, an inherited lysosomal storage disease, in conjunction with Amicus, following a license agreement entered into with Amicus on November 7, 2007. As part of this agreement Shire received the rights to AMIGAL (HGT-3310) in markets outside of the US. Phase 2 clinical trials for AMIGAL are progressing and are likely to continue throughout 2008.

Phase 1

SPD487 (Amphetamine transdermal system (“ATS”))
Following the initial Phase 1 study in 2007, further optimization of the drug and formulation is underway.

HGT-3510 for the treatment of Pompe disease
HGT-3510 (formerly referred to as AT2220) is an orally-administered, small molecule pharmacological chaperone being developed for the treatment of Pompe disease, in conjunction with Amicus, following a license agreement entered into with Amicus on November 7, 2007. As part of this agreement Shire received the rights to HGT-3510 in markets outside of the US.  HGT-3510 is currently in Phase 1 clinical trials and the Company anticipates moving to Phase 2 clinical trials later in 2008.

Transvaginal Ring (“TVR”) technology
The TVR technology products are in various stages of development.

HGT-2310 - Hunter syndrome with significant central nervous system symptoms
Following the acceptance by the FDA in January 2008 of Shire’s Investigational New Drug (“IND”) application for idursulfase-IT, HGT-2310 (formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms - “Hunter CNS”) the Company is now in the process of planning clinical trials.

Products in pre-clinical development as at March 31, 2008

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)
HGT-1410 is an enzyme replacement therapy for the treatment of Sanfilippo Syndrome, which is a lysosomal storage disorder. Pre-clinical development for this product is continuing.

Metachromatic leukodystrophy (“MLD”) program
Shire has an ongoing enzyme replacement therapy program for the treatment of MLD, which is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A (“ASA”). HGT-1110 has been in development at Shire following successful proof of concept studies. HGT-1110 received orphan drug designation on February 27, 2008 from the FDA, which may provide it with up to seven years market exclusivity in the US.

On April 24, 2008 Shire announced that it had agreed to acquire from Zymenex A/S (“Zymenex”) the global rights to a clinical candidate ASA, currently known as METAZYM. This ASA product has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing.  The product has been granted orphan drug designation in the US and in the EU.  This acquisition allows Shire to move an MLD program forward in clinical development, using the Zymenex protein.

A number of projects are underway in the early stages of development (preclinical) for the Specialty Pharmaceutical business.

Results of operations for the three months to March 31, 2008 and 2007

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to March 31, 2008	3 months to March 31, 2007	change
	$M	$M	%
Product sales	631.7	461.5	37
Royalties	65.1	59.5	9
Other	5.4	7.2	-25
Total	702.2	528.2	33

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to March 31, 2008 $M	3 months to March 31, 2007 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	261.5	249.1	5	-5%
VYVANSE	54.4	-	n/a	n/a
DAYTRANA	20.3	11.9	71	-5%

GI
PENTASA	44.2	43.8	1	-1%
LIALDA / MEZAVANT	27.2	-	n/a	n/a

RENAL
FOSRENOL	36.2	22.8	59	-6%
DYNEPO	6.7	-	n/a	n/a

GP
CALCICHEW	13.6	12.1	12	n/a
CARBATROL	17.9	15.5	15	-6%
REMINYL/REMINYL XL	8.3	7.0	19	n/a
XAGRID	18.7	14.5	29	n/a

Other product sales	8.7	25.7	-66
	517.7	402.4	29
Human Genetic Therapies
REPLAGAL	42.5	32.5	31	n/a
ELAPRASE	71.5	26.6	169	n/a
	114.0	59.1	93
Total product sales	631.7	461.5	37

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, March 2008.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

ADDERALL XR is the leading brand in the US ADHD market.  As a result of the launch of VYVANSE in July 2007 ADDERALL XR’s average share of the US ADHD market for Q1 2008 fell to 23.7% (2007: 26.3%).  US prescriptions for ADDERALL XR for the period to March 31, 2008 decreased by 5% compared to the same period in 2007 due to a 10% decrease in average market share offset by 6% growth in the US ADHD market.

Sales of ADDERALL XR for the three months to March 31, 2008 were $261.5 million, an increase of 5% compared to the same period in 2007 (2007: $249.1 million).  Product sales grew despite the decline in US prescriptions primarily due to a price increase in October 2007.

For further information about the litigation proceedings relating to the Company’s ADDERALL XR patents see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings. Any decrease in the sales of ADDERALL XR would significantly reduce revenues and earnings.

VYVANSE

VYVANSE was launched in the US market in July 2007.  For the three months to March 31, 2008 VYVANSE’s average market share was 6.1% of the US ADHD market, with prescription demand increasing 36% compared to Q4 2007. Product sales for the three months to March 31, 2008 were $54.4 million (2007: $nil).  This compares to sales of $65.9 million in Q4 2007 which included both deferred launch sales and significant wholesaler restocking.

DAYTRANA

Product sales for the three months to March 31, 2008 were $20.3 million (2007: $11.9 million).  Prescriptions reduced by 5% from last year due to a reduction in DAYTRANA’s average share of the US ADHD market from 2.2% to 2.0% in 2008 following the launch of VYVANSE.

Despite the decrease in prescriptions compared to 2007, sales of DAYTRANA grew 71% due to lower sales deductions (primarily lower coupon deductions compared to 2007 which was impacted by launch coupon programs) and a price increase on January 1, 2008.

The addition of VYVANSE combined with ADDERALL XR and DAYTRANA’s market share helped Shire grow its total average share of the US ADHD market to 31.8% for the three months to March 31, 2008 (2007: 28.5%).  Shire has the leading portfolio of products in the US ADHD market.

LIALDA/MEZAVANT

Shire launched LIALDA in the US oral mesalamine prescription market in March 2007, and during the three months to March 31, 2008 LIALDA had reached an average market share of 9.1%.  LIALDA’s product sales in the US for the three months to March 31, 2008 were $26.7 million (2007: $nil). This compares to sales of $29.0 million in Q4 2007 which included both deferred launch sales and significant wholesaler restocking.

Sales of MEZAVANT outside the US for the three months ended March 31, 2008 were $0.5 million (2007: $nil). The product was launched as MEZAVANT XL in the UK in November 2007 and as MEZAVANT in Canada and Germany in January and February 2008, respectively. Shire launched MEZAVANT XL in Ireland in April 2008 and further launches are planned in the EU during 2008, subject to the successful conclusion of pricing and reimbursement negotiations.

PENTASA

Sales of PENTASA for the three months to March 31, 2008 were $44.2 million, an increase of 1% compared to the same period in 2007 (2007: $43.8 million).  Sales grew despite a decrease in prescriptions due to the impact of a price increase in August 2007.

US prescriptions for the three months to March 31, 2008 were down 1% compared to the same period in 2007 primarily due to a 4% decrease in PENTASA’s US average market share from 17.7% in 2007 to 17.0% in 2008, offset by a 3% increase in the US oral mesalamine prescription market.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined average market share of the US oral mesalamine market grew to 26.1% for the three months to March 31, 2008, up from 17.8% and 21.1% for the corresponding period to March 31, 2007 and December 31, 2007, respectively.

FOSRENOL

FOSRENOL has been launched in 25 countries and global sales totaled $36.2 million for the three months to March 31, 2008 (2007: $22.8 million).  Outside the US, FOSRENOL has now been launched in Germany, France, UK, Italy and Spain (in January 2008) and a number of other countries.  Sales of FOSRENOL outside the US for the three months ended March 31, 2008 were $15.6 million (2007: $6.5 million).

US sales of FOSRENOL for the three months to March 31, 2008 were up 26% to $20.6 million compared to the same period in 2007 (2007: $16.3 million).  FOSRENOL’s average market share of the US phosphate binder market decreased to 8.2% for the three months to March 31, 2008 (2007: 8.7%).  Product sales increased despite the decline in US average market share due to price increases in October 2007 and February 2008.

DYNEPO

DYNEPO was launched in the UK, Germany, France, Italy and the Republic of Ireland in 2007. Product sales for the three months to March 31, 2008 were $6.7 million (2007: $nil).

XAGRID

Sales for the three months to March 31, 2008 were $18.7 million, an increase of 29% compared to the same period in 2007 (2007: $14.5 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 18% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 11% increase.

ELAPRASE

Sales for the three months to March 31, 2008 were $71.5 million, an increase of 169% compared to the same period in 2007 (2007: $26.6 million).  Sales growth continues to be driven by increased revenues in the US and EU markets together with growth in new markets in Latin America and Japan.  The product is now approved for marketing and commercial distribution in 39 countries.

REPLAGAL

Sales for the three months to March 31, 2008 were $42.5 million, an increase of 31% compared to the same period in 2007 (2007: $32.5 million).  Expressed in transaction currencies (REPLAGAL is primarily sold in Euros and Pounds Sterling) sales increased by 19% primarily due to higher unit sales in Europe and Canada as the Company continues to identify new patients. Exchange rate movements against the US dollar accounted for the remaining 12% increase in sales.

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

	3 months to March 31, 2008 sales $M	3 months to March 31, 2008 sales growth in local currency	3 months to March 31, 2008 sales growth in US dollars	Impact of translation to US dollars
XAGRID sales in Euros	11.9	19%	36%	+17%
REPLAGAL sales in Euros	25.1	14%	30%	+16%
XAGRID sales in Pounds Sterling	6.8	17%	19%	+2%
CALCICHEW sales in Pounds Sterling	12.4	13%	15%	+2%
REMINYL and REMINYL XL sales in Pounds Sterling	7.6	18%	19%	+1%
REPLAGAL sales in Pounds Sterling	6.4	16%	17%	+1%

Royalties

Royalty revenue increased by 9% to $65.1 million for the three months to March 31, 2008 (2007: $59.5 million).  The following table provides an analysis of Shire’s royalty income:

	3 months to March 31, 2008	3 months to March 31, 2007	Change
	$M	$M	%
3TC	37.3	35.5	5	(1)
ZEFFIX	10.4	9.1	14	(2)
Others	17.4	14.9	17
Total	65.1	59.5	9

(1)	The impact of foreign exchange movements has contributed 7% to the reported growth.
(2)	The impact of foreign exchange movements has contributed 13% to the reported growth.

3TC

Shire receives royalties from GSK on worldwide 3TC sales.  Royalties from sales of 3TC for the three months to March 31, 2008 were $37.3 million, comparable to the same period in 2007 (2007: $35.5 million). Excluding favorable foreign exchange movements of 7%, there has been a decline of 2% compared to the same period in 2007. While the nucleoside analogue market for HIV has continued to grow, competitive pressures from new products and entrants to the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Shire receives royalties from GSK on worldwide ZEFFIX sales.  Royalties from sales of ZEFFIX for the three months to March 31, 2008 were $10.4 million, an increase of 14% compared to the same period in 2007 (2007: $9.1 million). The impact of foreign exchange movements has contributed 13% to the reported growth; excluding favorable foreign exchange movements there has been a marginal increase of 1% compared to the same period in 2007.

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

For further information about the litigation proceedings relating to 3TC, COMBIVIR, EPIVIR, EPZICOM, RAZADYNE, RAZADYNE ER, REMINYL, REMINYL XL and ZEFFIX see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Cost of product sales

The cost of product sales increased by 38% to $90.3 million for the three months to March 31, 2008 (14% of product sales), up from $65.3 million in the corresponding period in 2007 (2007: 14% of product sales).  The increase in cost of product sales is in line with the growth in product sales of 37%.

Research and development (R&D)

R&D expenditure increased to $122.0 million for the three months to March 31, 2008 (19% of product sales), up from $79.0 million in the corresponding period in 2007 (2007: 17% of product sales).  Contributing to the increased R&D expenditure in 2008 were projects in-licensed during the second half of 2007 including JUVISTA, PLICERA and AMIGAL together with Phase 3(b) and Phase 4 studies to support new product launches.

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased from $242.7 million in the three months to March 31, 2007 to $334.5 million in the three months to March 31, 2008, an increase of 38%.  As a percentage of product sales, SG&A expenses were 53% (2007: 53%).

3 months to March 31,	2008 $M	2007 $M	Change %
Sales costs	91.1	78.1	17
Marketing costs	123.5	79.7	55
Other SG&A costs	78.4	56.0	40
Depreciation and amortization(1)	41.5	28.9	44
Total SG&A costs	334.5	242.7	38

(1)
Excludes depreciation from manufacturing plants of $2.6 million (2007: $1.3 million) which is included in cost of product sales and depreciation from R&D assets  of $2.9 million  (2007: $nil) which is included in R&D.

The increase in SG&A expenses included the impact of the following:

•	An increase in the ADHD sales force to promote VYVANSE;

•	The cost of the new GI sales force in the US;

•	The advertising, promotional and marketing spend to support the launches of VYVANSE and LIALDA; and

•	Costs of $5.6 million incurred in the quarter associated with the introduction of a new holding company.

The depreciation charge for the three months to March 31, 2008 was $10.7 million (2007: $13.6 million). The amortization charge for the three months to March 31, 2008 was $30.8 million (2007: $15.3 million including $0.3 million for impairment of intangible assets). The increased amortization charge is primarily due to the amortization of DYNEPO and VYVANSE intangible assets following the product launches in March 2007 and July 2007 respectively.

Gain on sale of product rights

For the three months to March 31, 2008 Shire recognized gains of $7.6 million (2007: $nil) on the sale of non-core product rights.

Shire realized a gain of $5.0 million from the sale of certain hormone replacement therapy products to Meda AB and also recognized, in the first quarter of 2008, $2.6 million of gains deferred at December 31, 2007 resulting from the sale of other non-core products during 2007.

Interest income

For the three months to March 31, 2008 Shire received interest income of $12.7 million (2007: $19.8 million).  Interest income primarily relates to interest received on cash and cash equivalents.  Interest income for the three months to March 31, 2008 is lower than the same period in 2007 due to lower average cash balances and lower average US Dollar interest rates.

Interest expense

For the three months to March 31, 2008 the Company incurred interest expense of $17.3 million (2007: $7.8 million).   The increase in interest expense compared to the same period in 2007 mainly relates to Shire’s $1,100 million principal amount 2.75% convertible bonds which were issued in May 2007.

In both three month periods to March 31, 2008 and 2007 interest expense includes a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares.  The trial date of May 12, 2008 has been postponed and no new trial date has been set.   For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Other income

Other income includes a gain of $9.4 million arising from the sale of Shire’s minority equity investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders.  The disposal generated cash consideration of $10.3 million.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.   Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United Kingdom, for which the Company currently expects to have annual taxable income.

During the three months to March 31, 2008 the effective tax rate was 25.8%, compared to an effective tax rate for the year ended December 31, 2007 of -4.0%. The lower effective tax rate in the year to December 31, 2007 over the three months to March 31, 2008 primarily arose due to the in-process R&D charge of $1,866.4m arising on the acquisition of New River during 2007, which was not deductible for tax. The effective tax rate for the three months to March 31, 2008 was also adversely influenced by items (such as the United States research tax credit which at March 31, 2008 has yet to be reinstated) that cannot at this time be included in the Company’s estimate of the expected annual effective tax rate. The impact of these items may subsequently be recognized within the expected annual effective tax rate when, in the case of the US research tax credit, tax law changes are enacted.

Equity in earnings of equity method investees

Net earnings of equity method investees of $1.6 million were recorded for the three months to March 31, 2008 (2007: $0.5 million).  This comprised earnings of $1.3 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2007: $1.5 million) and $0.3 million being the Company’s share of profits in the GeneChem, AgeChem and EGS Funds (2007: loss $1.0 million).

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

Financing

Shire’s current financing arrangements comprise of $1,100 million in principal amount of 2.75% convertible bonds due 2014 and a $1,200 million revolving credit facility.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures and debt service and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash funds (excluding restricted cash), as at March 31, 2008 and March 31, 2007:

	March 31, 2008 $’M	March 31, 2007 $’M
Cash and cash equivalents	790.6	2,046.2
Convertible debt	(1,100.0)	-
Building financing obligation	(33.8)	-
Total debt	(1,133.8)	-
Net (debt) / cash funds	(343.2)	2,046.2

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2008 was $65.7 million compared to $101.4 million for the three months to March 31, 2007. This decrease was primarily as a result of increased tax payments and payments in respect of the 2003 TKT class action law suit during the three months to March 31, 2008.

Net cash used in investing activities was $8.4 million in the three months to March 31, 2008.  This included expenditure on purchases of property, plant and equipment of $27.8 million and long-term investments of $1.0 million, which were partially offset by $10.3 million from the sale of long term assets and $5.0 million received from the sale of product rights.   Capital expenditure on property, plant and equipment included $12.1 million on IT at the Wayne, Pennsylvania, US headquarters and $1.0 million on IT at the Basingstoke, UK Head Office; and $10.6 million on construction work at Shire’s office and manufacturing facilities in Lexington, Massachusetts.

Net cash used in investing activities was $43.5 million in the three months to March 31, 2007.  This included expenditure on purchases of property, plant and equipment of $17.9 million, intangible assets of $28.2 million, long-term investments of $2.1 million and costs incurred in relation to the acquisition of New River of $3.1 million, which were partially offset by $7.0 million received as a deposit for the sale of certain product rights.   Capital expenditure on property, plant and equipment included $2.8 million on IT at the Wayne, Pennsylvania, US headquarters and $3.1 million on IT at the Basingstoke, UK Head Office; $2.0 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $1.5 million and $1.3 million on leasehold improvements and IT equipment respectively, at Shire’s site in Cambridge, Massachusetts.  Capital expenditure on intangible assets included a $25 million sales milestone paid to Noven for DAYTRANA.

Net cash used in financing activities was $33.0 million for the three months to March 31, 2008 of which $33.1 million related to payments to acquire shares by the ESOT.

Net cash provided by financing activities was $860.4 million for the three months to March 31, 2007.  In February 2007 Shire plc raised $878.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, Shire received $7.0 million from the exercise of warrants and $22.3 million from the exercise of stock options.  This was partially offset by payments to acquire shares by the ESOT of $44.3 million.

Obligations and commitments

Aggregate Contractual Obligations

As at March 31, 2008, the Company’s cash requirements for contractual obligations and long-term liabilities reflected on the Balance Sheet were as follows:

	Payments due by period

	Total $’M	Less than 1 year $’M	1-3 years $’M	3-5 years $’M	More than 5 years $’M
Long-term debt obligations(i)	1,296.6	30.2	60.5	60.5	1,145.4
Building financing obligation (ii)	46.4	2.3	5.4	5.4	33.3
Operating leases obligation(iii)	200.0	34.0	62.1	40.7	63.2
Purchase obligations (iv)	348.4	273.4	53.2	13.4	8.4
Other long-term liabilities reflected on the Balance Sheet (v) (vi)	836.2	501.1	335.1	-	-
Total	2,727.6	841.0	516.3	120.0	1,250.3

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

(ii)
The Company has entered into a building financing arrangement for certain laboratory and office space for its HGT business unit in Massachusetts expiring in 2023.  For further information see Note 18, “Other long term debt” in the notes to the consolidated financial statements in Part IV of the Company’s 2007 Annual Report on Form 10-K.

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

(v)
The liability to dissenting shareholders is included within the payments due in less than one year. As at March 31, 2008 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $66.9 million that may be awarded by the Court.  For every $1 increase/decrease in the merger consideration applicable to those TKT shareholders who have asserted appraisal rights, the total estimated purchase price would increase/decrease by approximately $11.3 million.  For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

(vi)
Unrecognized tax benefits and associated interest and penalties of $10.9 million and $312.1 million are included within payments due in less than one year and payments due in one to three years, respectively.

The contractual obligations table above does not include payments yet to fall due upon the occurrence of certain milestones and other contractual commitments. At March 31, 2008 the Company’s contractual obligations had altered from those disclosed in the Table of Contractual Obligations in the Company’s 2007 Annual Report on Form 10-K as follows:

(i)	Alba Therapeutics Corporation (“Alba”)

On December 14, 2007 Shire acquired worldwide rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba. SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease.  Shire has remaining obligations to pay development and sales milestones up to a maximum of $300 million.  Shire will also pay single or double digit tiered royalties on net sales of the product, dependent on annual net sales.

Alba and Shire have formed a joint development committee to monitor R&D activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus Therapeutics, Inc. (“Amicus”)

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease. Shire will pay development and sales based milestones to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

(iii)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. Juvista is in Phase 2 development.  Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(iv)	DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire has a remaining obligation to pay Noven $25 million, contingent on future sales performance.

(v)	Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the quarter ended March 31, 2008 totaled $1.8 million.  At March 31, 2008 the maximum future reimbursement for Duramed incurred US development expenditure is $119.8 million.  Shire will separately be responsible for development costs in its licensed territories.

(vi)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (v) at March 31, 2008 the Company had commitments payable on achievement of specified milestones and fees payable for products under development in-licensed from third parties of $4.6 million (December 31, 2007: $5.3 million), of which $3.6 million could be paid in 2008.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through business combinations), the valuation of equity investments, sales deductions, income taxes and share-based payments and the amount payable to former holders of TKT common stock of approximately 11.3 million shares who have submitted and not withdrawn written demands for appraisal of these shares in relation to the Company’s acquisition of TKT on July 27, 2005.

Critical accounting estimates are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2007.  There have been no material changes to critical accounting estimates since December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of the Company’s market risk exposure.  There have been no material changes in the Company’s exposure to market risk since December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

As at March 31, 2008, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13(xii), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits

2.1	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.2	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

3.1	Articles of Association of Shire plc as adopted by special resolution on September 19, 2005.(3)

10.1
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(4)

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Matthew Emmens and Angus Russell pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 3.1 to Shire’s Form 8-K filed on November 25, 2005.
(4)	Incorporated by reference to BioChem Pharma Inc.’s Form 6-K filed on August 19, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC

(Registrant)

Date:

April 30, 2008	By:	/s/ Matthew Emmens
Matthew Emmens
Chief Executive Officer

Date:

April 30, 2008	By:	/s/ Angus Russell
Angus Russell
Chief Financial Officer