Form 10-K/A
period 2007-12-31
Shire Ltd.
filed 2008-05-30
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29630
SHIRE LIMITED
(as successor registrant to SHIRE PLC)

(Exact name of registrant as specified in its charter)

Jersey (State or other jurisdiction of incorporation or organization)	98-0484822 (I.R.S. Employer Identification No.)
Hampshire International Business Park, Chineham, Basingstoke, Hampshire, England, RG24 8EP (Address of principal executive offices and zip code)	+44 1256 894 000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
American Depositary Shares, each representing three Ordinary Shares 5 pence par value per share	NASDAQ Global Market
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

As at May 27, 2008, the number of outstanding ordinary shares of the Registrant was 559,737,202.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Shire Limited for the year ended December 31, 2007 filed on February 25, 2008 is being filed solely for the purpose of amending the list of exhibits in Item 15: Exhibits, Financial Statement Schedules.  This Form 10-K/A does not modify or update the disclosure in the Annual Report on Form 10-K filed on February 25, 2008 in any other way.

This Form 10-K/A is filed by Shire Limited, as successor registrant to Shire plc.  On May 23, 2008, Shire Limited, a public company limited by shares incorporated in Jersey, became the holding company of Shire plc pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 that was approved by the High Court of Justice in England and Wales and the shareholders of Shire plc.

This Form 10-K/A consists of a cover page, this explanatory note, Item 15 (as updated), the signature page, the Exhibit Index and the Exhibits.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit number	Description

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005. (1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc. (2)

3.01	Articles of Association of Shire Limited as adopted by special resolution on May 8, 2008. (3)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (4)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (5)

4.03	Form of Ordinary Share Certificate of Shire Limited. (6)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (7)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (8)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (9)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (10)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (11)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (12)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (13)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (14)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (15)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (16)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (17)

10.10*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (18)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (19)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (20)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (21)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (22)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (23)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (24)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (25)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (27)

21	List of Subsidiaries.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

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

(1)   Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)   Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)   Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on May 23, 2008.

(4)   Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(5)   Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(6)   Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(7)   Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(8)   Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(9)   Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(10) Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(11) Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(12) Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(13) Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(14) Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(15) Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(16) Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(17) Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(18) Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(19) Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(20) Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(21) Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(22) Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(23) Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(24) Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(25) Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(26) Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(27) Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE LIMITED

(Registrant)

Date:  May 30, 2008

By: /s/  Matthew Emmens

Matthew Emmens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Chairman and Non-Executive Director	May 30, 2008
Dr. James Cavanaugh

/s/ Matthew Emmens	Chief Executive Officer (principal executive officer)	May 30, 2008
Matthew Emmens

/s/ Angus Russell	Chief Financial Officer (principal financial officer and principal accounting officer)	May 30, 2008
Angus Russell

/s/ David Kappler	Senior Non-Executive Director	May 30, 2008
David Kappler

/s/ Dr/ Barry Price	Non-Executive Director	May 30, 2008
Dr. Barry Price

/s/ Robin Buchanan	Non-Executive Director	May 30, 2008
Robin Buchanan

	Non-Executive Director	May 30, 2008
Patrick Langlois

/s/ Kate Nealon	Non-Executive Director	May 30, 2008
Kate Nealon

	Non-Executive Director	May 30, 2008
Dr. Jeffrey M. Leiden

Signature	Title	Date

	Non-Executive Director	May 30, 2008
David Mott

	Non-Executive Director	May 30, 2008
Dr. Michael Rosenblatt

Exhibit Index

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005. (1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc. (2)

3.01	Articles of Association of Shire Limited as adopted by special resolution on May 8, 2008. (3)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (4)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (5)

4.03	Form of Ordinary Share Certificate of Shire Limited. (6)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (7)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (8)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (9)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (10)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (11)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (12)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (13)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (14)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (15)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (16)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (17)

10.10*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (18)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (19)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (20)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (21)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (22)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (23)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (24)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (25)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (27)

21	List of Subsidiaries.

31.1	Certification of Matthew Emmens pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

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

(1)   Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)   Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)   Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on May 23, 2008.

(4)   Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(5)   Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(6)   Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(7)   Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(8)   Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(9)   Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(10) Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(11) Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(12) Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(13) Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(14) Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(15) Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(16) Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(17) Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(18) Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(19) Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(20) Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(21) Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(22) Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(23) Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(24) Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(25) Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(26) Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(27) Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.