Form 10-Q
period 2008-06-30
Shire Ltd.
filed 2008-08-04
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008

Commission File Number: 0-29630

SHIRE LIMITED
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

Large accelerated filer [X]            Accelerated filer [  ]             Non-accelerated filer [  ]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                                No [X]

As at July 25, 2008 the number of outstanding ordinary shares of the Registrant was 559,900,391.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization including, but not limited to, the establishment in the market of VYVANSE™ (lisdexamfetamine dimesylate) (Attention Deficit and Hyperactivity Disorder (“ADHD”)); the impact of competitive products, including, but not limited to, the impact of those on the Company’s ADHD franchise; patents, including but not limited to, legal challenges relating to the Company’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval date of INTUNIV™ (guanfacine extended release) (ADHD); the Company’s ability to secure new products for commercialization and/or development; the Company’s proposed offer for Jerini AG, including but not limited to, the Company’s ability to successfully complete the offer and integrate Jerini AG, as well as realize the anticipated benefits of the acquisition; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following are trademarks either owned or licensed by Shire Limited or its subsidiaries which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

Shire Product	Active ingredient
ADDERALL® XR	(mixed salts of a single-entity amphetamine)
ADDERALL®	(mixed salts of a single-entity amphetamine)
AMIGAL®	(migalastat hydrochloride) (trademark of Amicus Therapeutics (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
COMBIVIR®	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
DAYTRANA™	(methylphenidate transdermal system)
DYNEPO®	(epoetin delta) (trademark of Sanofi-Aventis)
ELAPRASE®	(idursulfase)
EPIVIR®	(lamivudine) (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM)	(lamivudine) (trademark of GSK)
FIRAZYR®	(icatibant) (trademark of Jerini AG ("Jerini"))
FOSRENOL®	(lanthanum carbonate)
INTUNIV®	(guanfacine – extended release)
JUVIDEX™	(mannose - 6 -phosphate) (trademark of Renovo)
JUVISTA®	(human TGFβ3) (trademark of Renovo)
LIALDA®	(mesalamine)
METAZYM™	(arylsulfatase-A)
MEZAVANT™	(mesalazine)
PENTASA®	(mesalamine) (trademark of Ferring)
PLICERA®	(isofagomine tartrate) (trademark of Amicus)
PREVASCAR™	(human recombinant interleukin - 10) (trademark of Renovo)
RAZADYNE®	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL®	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE®	(trademark of Barr Laboratories Inc. (“Barr”))
VYVANSE™	(lisdexamfetamine dimesylate)
XAGRID®	(anagrelide hydrochloride)
ZEFFIX	(lamivudine) (trademark of GSK)
ZESTEEM®	(17 β estradiol) (trademark of Renovo)
3TC	(lamivudine) (trademark of GSK)

SHIRE LIMITED
Form 10-Q for the three months to June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2008 $’M	December 31, 2007 $’M
ASSETS
Current assets:
Cash and cash equivalents		801.2	762.5
Restricted cash		34.3	39.5
Accounts receivable, net	5	463.5	441.5
Inventories, net	6	151.6	174.1
Assets held for sale	7	4.7	10.6
Deferred tax asset		135.0	143.3
Prepaid expenses and other current assets	8	100.3	125.3
Total current assets		1,690.6	1,696.8

Non current assets:
Investments	9	66.7	110.2
Property, plant and equipment, net		434.2	368.6
Goodwill		221.8	219.4
Other intangible assets, net	10	1,645.5	1,764.5
Deferred tax asset		142.2	143.7
Other non-current assets		26.8	26.9
Total assets		4,227.8	4,330.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	702.2	674.2
Deferred tax liability		10.6	11.3
Liability to dissenting shareholders		490.5	480.2
Other current liabilities	12	40.3	96.5
Total current liabilities		1,243.6	1,262.2

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long term debt		31.9	32.9
Deferred tax liability		338.1	332.4
Other non-current liabilities	13	388.0	375.6
Total non-current liabilities		1,858.0	1,840.9

Total liabilities		3,101.6	3,103.1
Commitments and contingencies	14

SHIRE LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	June 30, 2008 $’M	December 31, 2007 $’M
Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 559.9 million shares issued and outstanding (2007: 750 million shares authorized; and 556.8 million shares issued and outstanding)		55.5	55.2
Exchangeable shares: nil shares issued and outstanding (2007: 0.7 million)	17	-	33.6
Treasury stock		(380.5)	(280.8)
Additional paid-in capital		2,563.9	2,503.4
Accumulated other comprehensive income		14.2	55.7
Accumulated deficit		(1,126.9)	(1,140.1)
Total shareholders’ equity		1,126.2	1,227.0
Total liabilities and shareholders’ equity		4,227.8	4,330.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE LIMITED
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to June 30, 2008 $’M	3 months to June 30, 2007(1) $’M	6 months to June 30, 2008 $’M	6 months to June 30, 2007(1) $’M
Revenues:
Product sales		705.7	504.2	1,337.4	965.7
Royalties		64.8	64.0	129.9	123.5
Other revenues		5.1	6.7	10.5	13.9
Total revenues		775.6	574.9	1,477.8	1,103.1
Costs and expenses:
Cost of product sales (1) (2) (3)		142.9	74.0	233.2	141.3
Research and development (1) (3)		145.3	103.1	267.3	184.2
Selling, general and administrative (1) (2)		428.8	280.6	763.3	519.2
In-process R&D charge		135.0	1,896.0	135.0	1,896.0
Gain on sale of product rights	4	(9.1)	(5.0)	(16.7)	(5.0)
Integration costs		-	1.3	-	1.3
Total operating expenses		842.9	2,350.0	1,382.1	2,737.0
Operating (loss)/income		(67.3)	(1,775.1)	95.7	(1,633.9)

Interest income	16	6.5	14.9	19.2	34.7
Interest expense		(16.8)	(28.0)	(34.1)	(35.8)
Other income/(expenses), net		0.7	1.8	13.4	2.3
Total other (expenses)/income, net		(9.6)	(11.3)	(1.5)	1.2
(Loss)/income before income taxes and equity in (losses)/earnings of equity method investees		(76.9)	(1,786.4)	94.2	(1,632.7)
Income taxes		(0.2)	(25.6)	(44.3)	(67.1)
Equity in (losses)/earnings of equity method investees, net of taxes		(1.9)	0.7	(0.3)	1.2
Net (loss)/income		(79.0)	(1,811.3)	49.6	(1,698.6)

(1)
For the three months to June 30, 2007 $4.7 million of depreciation was reclassified from Selling, general and administrative (SG&A) costs to Cost of product sales ($1.9 million) and Research and Development costs ($2.8 million).  For the six months to June 30, 2007 $8.7 million of depreciation was reclassified from SG&A costs to Cost of product sales ($3.9 million) and Research and development ($4.8 million).

(2)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to June 30, 2008 (2007: $nil) and $0.9 million for the six months to June 30, 2008 (2007: $nil). Selling, general and administrative costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $121.4 million for the three months to June 30, 2008 (2007: $17.6 million) and $152.3 million for the six months to June 30, 2008 (2007: $32.9 million).

(3)
Costs, predominantly relating to manufacturing set-up costs for new products, of $1.8 million and $3.6 million for the three months and six months to June 30, 2007, have been reclassified from Research and development to Cost of product sales.

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to June 30, 2008		3 months to June 30, 2007		6 months to June 30, 2008		6 months to June 30, 2007

(Loss)/earnings per ordinary share - basic		(14.6c	)	(331.0c	)	9.1	c	(317.5c	)

(Loss)/earnings per ordinary share – diluted		(14.6c	)	(331.0c	)	8.2	c	(317.5c	)

Weighted average number of shares (millions):
Basic	18	542.5		547.3		543.7		535.0
Diluted	18	542.5		547.3		579.6		535.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchangeable shares $’M	Exchange-able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumulated other comprehensive income $’M	Retained earnings/ (Accumulated deficit) $’M	Total shareholders’ equity $’M
As at January 1, 2007	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

Effect of Scheme of Arrangement (cancellation)(1)	(43.7)	-	-	-	-	(1,493.2)	-	-	(1,536.9)

Effect of Scheme of Arrangement (issue) (1)	50.2	-	-	-	-	1,486.7	-	-	1,536.9

As at January 1, 2007 (restated)	50.2	506.7	59.4	1.3	(94.8)	1,486.7	87.8	353.0	1,942.3

Net loss for the period	-	-	-	-	-	-	-	(1,451.8)	(1,451.8)

Foreign currency translation	-	-	-	-	-	-	(15.5)	-	(15.5)

Shares issued, net of issue costs	4.3	42.8	-	-	-	873.0	-	-	877.3

Exchange of exchangeable shares	0.1	1.7	(25.8)	(0.6)	-	25.7	-	-	-

Warrants exercised	0.2	1.3	-	-	-	12.8	-	-	13.0

Options exercised	0.4	4.3	-	-	-	30.0	-	-	30.4

Share-based compensation	-	-	-	-	-	75.2	-	-	75.2

Shares purchased by the Employee Share Ownership Trust (“ESOT”)	-	-	-	-	(186.0)	-	-	-	(186.0)

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(16.5)	-	(16.5)

Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(0.1)	-	(0.1)

Dividends	-	-	-	-	-	-	-	(41.3)	(41.3)
As at December 31, 2007	55.2	556.8	33.6	0.7	(280.8)	2,503.4	55.7	(1,140.1)	1,227.0

(1)	Net increase to common stock of the Scheme of arrangement $6.5 million, see Note 2 for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the year to December 31, 2007 the Company paid dividends totaling 7.39 US cents per ordinary share, equivalent to 22.18 US cents per American Depositary Share (“ADS”), and 25.32 Canadian cents per exchangeable share.

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

	Common stock $’M	Common stock Number of shares M’s	Exchangeable shares $’M	Exchangeable shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumulated other comprehensive income $’M	Accumulated deficit $’M	Total shareholders’ equity $’M
As at January 1, 2008	55.2	556.8	33.6	0.7	(280.8)	2,503.4	55.7	(1,140.1)	1,227.0

Net income for the period	-	-	-	-	-	-	-	49.6	49.6

Foreign currency translation	-	-	-	-	-	-	(7.4)	-	(7.4)

Exchange of exchangeable shares	0.2	2.3	(33.6)	(0.7)	-	33.4	-	-	-

Costs associated with shares issued through Scheme of Arrangement	-	-	-	-	-	(2.9)	-	-	(2.9)

Options exercised	0.1	0.8	-	-	-	0.9	-	-	1.0

Share-based compensation	-	-	-	-	-	35.7	-	-	35.7

Tax deficit associated with exercise of stock options	-	-	-	-	-	(2.2)	-	-	(2.2)

Shares purchased by the ESOT	-	-	-	-	(104.1)	-	-	-	(104.1)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	-	4.4	(4.4)	-	-	-

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(28.7)	-	(28.7)

Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(5.4)	-	(5.4)

Dividends	-	-	-	-	-	-	-	(36.4)	(36.4)
As at June 30, 2008	55.5	559.9	-	-	(380.5)	2,563.9	14.2	(1,126.9)	1,126.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2008 Shire Limited declared and paid dividends of 6.47 US cents per ordinary share (equivalent to 19.41 US cents per ADS) totaling $36.4 million.

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	3 months to June 30, 2008	3 months to June 30, 2007	6 months to June 30, 2008	6 months to June 30, 2007
	$’M	$’M	$’M	$’M

Net (loss)/income	(79.0)	(1,811.3)	49.6	(1,698.6)
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(17.9)	(8.7)	(7.4)	(8.9)
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes of $nil (2007: $nil)	(0.3)	(5.7)	(28.7)	0.2
Realized gain on available-for-sale securities, net of taxes of $4.0 million (2007: $nil)	-	-	(5.4)	-
Comprehensive (loss)/income	(97.2)	(1,825.7)	8.1	(1,707.3)

The components of accumulated other comprehensive income as at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008 $’M	December 31, 2007 $’M
Foreign currency translation adjustments	57.5	64.9
Unrealized holding loss on available-for-sale securities, net of taxes of $nil (2007: $5.2 million)	(43.3)	(9.2)
Accumulated other comprehensive income	14.2	55.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to June 30, 2008 $’M	6 months to June 30, 2007 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	49.6	(1,698.6)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	96.3	63.7
Amortization of deferred financing charges	2.5	9.2
Interest on building financing obligation	1.9	-
Share-based compensation	35.7	22.4
In-process research and development charge on New River Pharmaceuticals Inc (“New River”) acquisition	-	1,896.0
Impairment of intangible assets	90.4	-
Gain on sale of long-term assets	(9.8)	-
Gain on sale of product rights	(16.7)	(4.9)
Movement in deferred taxes	17.4	13.8
Equity in losses/(earnings) of equity method investees	0.3	(1.2)
Changes in operating assets and liabilities:
Increase in accounts receivable	(28.4)	(103.0)
Increase in sales deduction accrual	35.5	18.9
Decrease/(increase) in inventory	10.4	(40.0)
Decrease in prepayments and other current assets	24.3	11.3
(Increase)/decrease in other assets	(2.4)	0.7
(Decrease)/increase in accounts and notes payable and other liabilities	(66.4)	7.6
Increase in deferred revenue	5.5	88.5
Net cash provided by operating activities (A)	246.1	284.4

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	-	55.8
Movement in restricted cash	5.2	(9.6)
Purchases of subsidiary undertakings, net of cash acquired	-	(2,458.6)
Expenses relating to the acquisition of New River	-	(60.4)
Purchase of long-term investments	(1.1)	(5.8)
Purchase of property, plant and equipment	(89.4)	(33.6)
Purchase of intangible assets	-	(31.8)
Proceeds from disposal of long-term assets	10.3	-
Proceeds from disposal of property, plant and equipment	0.9	-
Proceeds/deposits received from sale of product rights	5.0	16.8
Returns of equity investments	0.4	2.2
Net cash used in investing activities (B)	(68.7)	(2,525.0)

SHIRE LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to June 30, 2008 $’M	6 months to June 30, 2007 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	-	1,300.0
Repayment of drawings under bank facility	-	(1,300.0)
Proceeds from issue of Shire 2.75% convertible bonds due 2014	-	1,100.0
Redemption of New River 3.5% convertible notes due 2013	-	(279.4)
Proceeds from exercise of New River purchased call option	-	141.8
Payment of debt arrangement and issuance costs	-	(32.7)
Payment under building financing obligation	(0.4)	-
Proceeds from exercise of options	1.0	24.1
(Costs)/proceeds from issue of common stock, net of issue costs	(2.9)	877.3
Proceeds from exercise of warrants	-	7.0
Payment of dividend	(36.4)	(29.4)
Payments to acquire shares by ESOT	(104.1)	(99.9)
Net cash (used in)/provided by financing activities (C)	(142.8)	1,708.8
Effect of foreign exchange rate changes on cash and cash equivalents (D)	4.1	3.4
Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	38.7	(528.4)
Cash and cash equivalents at beginning of period	762.5	1,126.9
Cash and cash equivalents at end of period	801.2	598.5

Supplemental information:	6 months to June 30, 2008 $’M	6 months to June 30, 2007 $’M

Interest received	19.8	36.1
Interest paid	(18.9)	(8.9)
Income taxes paid	(62.6)	(18.0)

Non cash activities:
Proceeds from product out licensing:
Equity in Avexa Ltd (“Avexa”).	-	2.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a)  Basis of Presentation

These interim financial statements of Shire Limited and its subsidiaries (collectively “Shire” or “the Company”) and other financial information included in this Form 10-Q, are unaudited.  They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for interim reporting.

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

SFAS No. 159

On January 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company did not elect to fair value any items on adoption, and the adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

(d)  New accounting pronouncements to be adopted in future periods

SFAS No. 162

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements under US GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. It is not expected that SFAS No. 162 will change current practice.

FASB Staff Position (FSP) No. APB 14-1

In May 2008 the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). It requires issuers of such instruments to separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments that are within the scope of the guidance and were outstanding during any period presented in the financial statements. A cumulative effect adjustment must be recognized as of the beginning of the first period presented. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1.

FASB Staff Position (FSP) No. FAS 142-3

In April 2008 the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, (“SFAS No. 141”).  FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP No. FAS 142-3.

SFAS No. 161

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

FASB Staff Position (FSP) No. FAS 157-2

In February 2008 the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will therefore be applicable to non-financial assets and liabilities for the Company’s fiscal year commencing January 1, 2009. The Company is currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on its financial statements.

EITF 07-1

In December 2007 the EITF reached a consensus regarding EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  The objective of this EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EIFT 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. EITF 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-1.

SFAS No. 160

In December 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”   (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements, separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

SFAS No. 141(R)

In December 2007 the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

2.    Change in reporting entity

On May 23, 2008 Shire Limited, a public company limited by shares incorporated in Jersey and tax resident in the Republic of Ireland (“Shire”), became the holding company of Shire plc (the former holding company of the Shire Group), a public limited company incorporated in England and Wales, pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 that was approved by the High Court of Justice in England and Wales and the shareholders of Shire plc (the “Scheme of Arrangement”). Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £0.05, of Shire plc (“Shire Ordinary Shares”) were exchanged for ordinary shares, each having a nominal value of £0.05, of Shire Limited (“Shire Limited Ordinary Shares”), on a one-for-one basis. As a result of the Scheme of Arrangement, Shire plc is now a wholly-owned subsidiary of Shire Limited. The Shire Limited Ordinary Shares carry substantially the same rights as did the Shire Ordinary Shares.  The Scheme of Arrangement did not involve any payment for the Shire Limited Ordinary Shares.

Shire Limited immediately after the effectiveness of the Scheme of Arrangement had the same Board of Directors, management and corporate governance arrangements as Shire plc had immediately prior thereto. The consolidated assets and liabilities of Shire Limited immediately after the effective time of the Scheme of Arrangement are substantially the same as the consolidated assets and liabilities of Shire plc immediately prior thereto.

The Shire Ordinary Shares underlying the Shire American Depositary Shares (the “Shire ADSs”), each representing three Shire Ordinary Shares, participated in the Scheme of Arrangement like all other Shire Ordinary Shares. Upon the Scheme of Arrangement becoming effective, the Shire ADSs remained outstanding but became Shire Limited ADS’s, each representing three Shire Limited Ordinary Shares. The Scheme of Arrangement did not involve any payment for the Shire Limited ADSs.

Shire Limited was incorporated on January 28, 2008. Prior to May 23, 2008 Shire Limited had not commenced trading or made any profits or trading losses.

In accordance with SFAS No. 141, the corporate restructuring has been accounted for as a reorganization of entities under common control. Accordingly, the historical financial statements prior to the reorganization are labeled as those of Shire Limited, but continue to represent the operations of Shire plc.

Earnings per share are unaffected by the reorganization.

All Shire plc stock options granted to directors and employees under stock option plans that were in existence immediately prior to the Scheme of Arrangement were exchangeable for stock options in Shire Limited on a one-for-one basis with no change in any terms or conditions, other than the acceleration of the vesting date of certain awards granted under the Shire plc 2000 Executive Share Option Scheme (“2000 Executive Scheme”) to the date of the Scheme of Arrangement, May 23, 2008. The number of stock options for which this exchange did not take place was not material.

For presented periods prior to the 2008 corporate restructuring, the equity of Shire Limited represents the historical equity of Shire plc, restated to reflect the change in the nominal value of common stock as expressed in US dollars resulting from the corporate restructuring. The $6.5 million increase in the value of common stock at January 1, 2007 (being the earliest period presented) to $50.2 million on restatement is due to differences between the historic exchange rates used to convert Shire’s Sterling denominated nominal share capital into US Dollars, and the exchange rate at the time of the corporate restructuring. The offset is recorded in additional paid-in capital.

3.    Business combinations: New River acquisition

On April 19, 2007 Shire completed its acquisition of New River by way of a short-form merger, in an all-cash transaction.  Total consideration, together with costs directly attributable to the business combination was $2,594.5 million at the price of $64 per share of New River common stock.

The determination of final fair values was completed on April 19, 2008.  This determination of final fair values did not result in any adjustments to the preliminary purchase price from those fair values as reported at December 31, 2007.

4.    Gain on sale of product rights

Following receipt of the relevant regulatory or other consents during the three months and six months to June 30, 2008 the Company recognized $9.1 million and $11.7 million respectively of the gains deferred as at December 31, 2007 from the disposal of non-core products during the 2007 financial year, see Note 7.

In the six months to June 30, 2008 Shire also received cash consideration of $5.0 million in respect of the divestment of the Beta range of hormone replacement products to Meda AB, realizing a gain of $5.0 million.

During the three and six months to June 30, 2007 the Company recognized gains of $5.0 million from the disposal of non-core products. All disposed non-core products were reported in the Specialty Pharmaceuticals operating segment.

5.    Accounts receivable, net

Accounts receivable at June 30, 2008 of $463.5 million (December 31, 2007: $441.5 million), are stated net of a provision for discounts and doubtful accounts of $12.8 million (December 31, 2007: $9.8 million).

Provision for discounts and doubtful accounts:

	2008 $’M	2007 $’M
As at January 1	9.8	8.8
Provision charged to operations	41.6	30.2
Provision utilization	(38.6)	(28.9)
As at June 30	12.8	10.1

6.    Inventories, net

Inventories at June 30, 2008 of $151.6 million (December 31, 2007: $174.1 million) are stated at the lower of cost or market and are analyzed as follows:

	June 30, 2008 $’M	December 31, 2007 $’M
Finished goods	44.4	67.6
Work-in-process	72.9	66.2
Raw materials	34.3	40.3
	151.6	174.1

During the six months to June 30, 2008 the Company wrote down the value of its DYNEPO related inventory to the lower of cost or market. Changes in the external environment in this period, including the launch of several competing bio-similars at lower prices has made DYNEPO uneconomic for the Company. Accordingly the Company has decided to stop commercializing DYNEPO. Product sales will wind down over the second half of 2008 as all patients are transferred off DYNEPO by the end of the year.

7.    Assets held for sale

At June 30, 2008 assets held for sale had a carrying value of $4.7 million (December 31, 2007: $10.6 million), represented by intangible assets of $4.2 million and attributed goodwill of $0.5 million for certain products divested to Laboratories Almirall S.A. (“Almirall”) in 2007 and a number of other non-core product licenses. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer.

All assets classified as held for sale form part of the Specialty Pharmaceuticals operating segment.

8.    Prepaid expenses and other current assets

	June 30, 2008 $’M	December 31, 2007 $’M
Prepaid expenses	29.4	38.1
Income tax receivable	20.3	19.2
Value added taxes receivable	25.6	10.8
Other current assets	25.0	57.2
	100.3	125.3

At December 31, 2007 Other current assets included $23.0 million, payable by Shire’s insurance companies as a contribution towards the settlement of the TKT Class Action Shareholder Suit, see Note 14(c). This amount was paid into escrow by the insurance companies during the six months to June 30, 2008. The settlement was approved by the Court on June 11, 2008.

9.    Investments

At June 30, 2008 the Company had available-for-sale investments in an unrealized loss position of $43.3 million, of which $40.3 million related to Shire’s investment in Renovo Group plc (“Renovo”). The Company has not recognized an other-than-temporary impairment for these investments, with the unrealized loss being recorded to accumulated other comprehensive income.

The decline in Renovo’s share price followed announcements by Renovo of the results of clinical trials for JUVISTA in Q4 2007 and Q1 2008. Nine Phase 2 efficacy trials for JUVISTA have now been reported of which seven demonstrated statistical significant efficacy. A further Phase 2 trial for JUVISTA is still ongoing and is expected to report in 2008, and in July 2008 the Company was given clearance by the European Medicines Agency (the EMEA) to commence Phase 3 trials. Renovo has other products in its pipeline, including ZESTEEM (completing its first Phase 3 trial later this year), JUVIDEX (completing a Phase 2 trial in 2009) and PREVASCAR (Phase 2 trial to report in 2010).

Renovo’s share price is highly sensitive to news, both positive and negative, on its clinical trials. The Company considers that, in the light of the trial activity due to be reported in 2008 and 2009, the decline in Renovo’s share price has yet to be determined to be “other-than-temporary”.

The fair value of the Company’s available-for-sale investments in an unrealized loss position is $19.5 million.

Other income includes a gain of $9.4 million from the sale of Shire’s available-for-sale investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders.  Shire received a cash consideration of $10.3 million on the sale of this investment.

10.  Other intangible assets, net

	June 30, 2008 $’M	December 31, 2007 $’M
Intellectual property rights acquired	2,153.4	2,116.8
Favorable manufacturing contracts	8.9	8.9
	2,162.3	2,125.7
Less: Accumulated amortization and impairment charges	(516.8)	(361.2)
	1,645.5	1,764.5

Intellectual property rights relate to currently marketed products. At June 30, 2008 the net book value of these intellectual property rights relating to product sales recorded in the Specialty Pharmaceuticals operating segment was $1,333.9 million (December 31, 2007: $1,440.6 million) and in the Human Genetic Therapies operating segment was $310.6 million (December 31, 2007: $322.4 million).

During the six months to June 30, 2008 additions to intangible assets included $25.0 million in respect of DAYTRANA as a result of a sales milestone being triggered in June 2008.

During the six months to June 30, 2008 the Company recognized an impairment charge of $90.4 million, (2007: $nil), to write-down its intangible asset for DYNEPO to its fair value ($nil). During the six months to June 30, 2008 changes in the external environment, including the launch of several competing bio-similars at lower prices has made DYNEPO uneconomic for the Company. Accordingly the Company has decided to stop commercializing DYNEPO. Product sales will wind down over the second half of 2008 as all patients are transferred off DYNEPO by the end of the year. The fair value of DYNEPO has been determined using an expected present value technique. The impairment charge has been recorded to selling, general and administrative expenses, and relates to the Specialty Pharmaceuticals operating segment.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charges in respect of intangible fixed assets held at June 30, 2008 will be approximately $118 million for each of the five years to June 30, 2013.  Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.  Accounts payable and accrued expenses

	June 30, 2008 $’M	December 31, 2007 $’M
Trade accounts payable	94.5	79.6
Accrued rebates – Medicaid	127.5	114.3
Accrued rebates – Managed care	48.2	32.3
Sales return reserve	42.6	39.5
Accrued bonuses	36.8	59.6
Accrued employee compensation and benefits payable	38.3	35.0
Accrued coupons	6.1	9.0
Research and development accruals	57.8	38.2
Marketing accruals	39.5	19.0
Deferred revenue	13.0	11.1
Accrued settlement costs	1.4	51.5
Other accrued expenses	196.5	185.1
	702.2	674.2

At December 31, 2007 Accrued settlement costs included $50.0 million, for the settlement of the TKT Class Action Shareholder Suit, see Note 14(c). This amount was paid into escrow by Shire ($27.0 million) and Shire’s insurance companies ($23.0 million) during the six months to June 30, 2008. The settlement was approved by the Court on June 11, 2008.

12.  Other current liabilities

	June 30, 2008 $’M	December 31, 2007 $’M
Income taxes payable	-	47.3
Value added taxes	4.9	6.0
Other accrued liabilities	35.4	43.2
	40.3	96.5

13.  Other non-current liabilities

	June 30, 2008 $’M	December 31, 2007 $’M
Income taxes payable	328.6	320.8
Other accrued liabilities	59.4	54.8
	388.0	375.6

14.  Commitments and contingencies

(a)  Leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under lease arrangements as at June 30, 2008:

Operating leases $’M
2008	17.7
2009	29.0
2010	23.9
2011	21.6
2012	14.8
2013	13.3
Thereafter	53.7
174.0

(i)  Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense which is included in selling, general and administrative expenses in the accompanying statements of operations amounted to $15.6 million for the six months to June 30, 2008 (2007: $14.2 million).

(ii)  Restricted cash in respect of leases

As at June 30, 2008 the Company had $0.3 million of restricted cash held as collateral for certain equipment leases (December 31, 2007: $8.0 million).

(b)  Letters of credit and guarantees

As at June 30, 2008 the Company had irrevocable standby letters of credit with various banks, in the amount of $13.4 million, providing security on the recoverability of insurance claims.  The Company has restricted cash of $13.4 million, as required by these letters of credit.

(c)  Commitments

(i)  Alba Therapeutics Corporation (“Alba”)

On December 14, 2007 Shire acquired worldwide rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba. SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease. Shire has remaining obligations to pay development and sales milestones up to a maximum of $300 million.  Shire will also pay single or double digit tiered royalties on net sales of the product.

Alba and Shire have formed a joint development committee to monitor Research & Development (“R&D”) activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)  Amicus Therapeutics, Inc. (“Amicus”)

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease. Shire will pay development and sales milestones to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

(iii)  JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. JUVISTA is in Phase 2 development.  Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the US Food and Drug Administration (“FDA”); up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval.  Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval.  Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals.

(iv)  DAYTRANA

In connection with the Company’s acquisition in 2003 from Noven Pharmaceuticals, Inc. (“Noven”) of the worldwide sales and marketing rights to DAYTRANA, Shire will make a payment of $25.0 million to Noven in the third quarter of 2008 as a result of reaching a sales milestone in the six months to June 30, 2008.  This amount has been capitalized as an intangible asset and this asset will be amortized over approximately eight years.  Shire has no further milestone obligations to Noven in respect of this agreement.

(v)  Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006.  US development expenditure reimbursement for the three months to June 30, 2008 totaled $15.5 million.  At June 30, 2008 the maximum future reimbursement for Duramed-incurred US development expenditure is $104.3 million.  Shire will separately be responsible for development costs in its licensed territories.

(vi)  Other R&D and sales milestones

In addition to the commitments set out in (i) to (v), at June 30, 2008 the Company had fees payable and commitments payable on achievement of specified milestones for products under development in-licensed from third parties of $4.6 million (December 31, 2007: $5.3 million), of which $3.6 million could be paid in 2008.

(vii)  Clinical testing

At June 30, 2008 the Company had committed to pay approximately $102.0 million (December 31, 2007: $77.6 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $59.5 million (December 31, 2007: $44.4 million) of these commitments in 2008. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(viii)  Contract manufacturing

At June 30, 2008 the Company had committed to pay approximately $97.3 million (December 31, 2007: $109.7 million) in respect of contract manufacturing. The Company expects to pay $74.9 million (December 31, 2007: $91.3 million) of these commitments in 2008.

(ix)  Purchase and service commitments

At June 30, 2008 the Company had committed to pay approximately $43.3 million (December 31, 2007: $49.4 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $23.9 million (December 31, 2007: $31.0 million) of these commitments in 2008.

(x)  Investment commitments

At June 30, 2008 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $6.8 million (December 31, 2007: $7.9 million) which may all be payable in 2008, depending on the timing of capital calls.

(xi)  Capital commitments

At June 30, 2008 the Company had committed to spend $182.8 million on capital projects. This includes commitments for the expansion and modification of its head office in Basingstoke, UK and its facilities in both Owings Mills, Maryland and Lexington, Massachusetts.

(xii)  Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5).  Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss.  Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  In other cases management's best estimate of the loss is recorded.  These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known.  In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time.  As information becomes known a loss provision is set up when a reasonable estimate can be made.  The estimates are reviewed quarterly and the estimates are changed when expectations are revised.  Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period.  At June 30, 2008 provisions for litigation losses, insurance claims and other disputes totaled $18.5 million (December 31, 2007: $66.2 million) excluding the liability to dissenting shareholders.

Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2007.  Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below.  There is no assurance that the Company will be successful in any of these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

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

On August 2, 2007, Colony filed a motion for partial summary judgment of non-infringement of the ‘819 and ‘300 Patents.  Following a discovery period and briefing, the Court heard oral argument on November 27, 2007.  In a decision dated January 2, 2008 the Court denied Colony’s summary judgment motion.  On January 17, 2008 Colony filed motions for clarification/reconsideration and a request for certification.  The Court denied both motions on January 23, 2008.

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

(ii)  Teva Pharmaceuticals

In February 2005, Shire was notified that Teva Pharmaceuticals, Inc. (“Teva Pharmaceuticals”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 10mg and 30mg strengths of ADDERALL XR prior to the expiration date of the Company’s ‘819 and ‘300 Patents.  In June 2005, Shire was notified that Teva Pharmaceuticals had amended its ANDA to seek permission to market additional strengths of 5mg, 15mg and 20mg of its generic ADDERALL XR prior to the expiration of the '819 and '300 Patents.  In January 2006, Shire received a third notice letter that Teva Pharmaceuticals had further amended its ANDA to seek permission to market the 25mg strength generic version of ADDERALL XR prior to the expiration of the ‘819 and ‘300 Patents. On March 2, 2006 Shire filed a lawsuit in the Eastern District of Pennsylvania against Teva Pharmaceuticals USA, Inc. (“Teva USA”) and Teva Pharmaceuticals Industries Ltd. (collectively “Teva”) alleging that all of Teva’s ANDA products infringe both the ‘819 and the ‘300 Patents.  The lawsuit triggered a stay of FDA approval of Teva’s 25mg strength product for 30 months from the date of the Company’s receipt of Teva’s third notice letter.  There is no such stay with respect to Teva’s 5mg, 10mg, 15mg, 20mg and 30mg strengths versions of ADDERALL XR.   Teva counterclaimed that the ‘819, ‘300 and ‘768 Patents are not infringed and/or invalid.  On January 30, 2007, the case was transferred to the civil suspense docket because discovery was stayed pending settlement discussions.  No discovery was taken in this case.  This case settled on March 6, 2008 with Teva conceding that its proposed generic ANDA products infringe Shire’s ‘819, ‘300 and ‘768 Patents, and that the three patents are valid and enforceable.  Under the terms of the settlement, Teva will be permitted to sell their generic versions of ADDERALL XR that are the subject of Teva’s ANDA one hundred and eighty one days after the launch by Barr of a generic ADDERALL XR product, subject to FDA approval of Teva’s ANDA products.  No payments to Teva are involved in the settlement agreement.  The settlement agreement, which was effective immediately, has been submitted to the FTC and the DOJ for review, as required by law.

(iii)  Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Sandoz’ proposed generic products.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non- infringement and validity.  Sandoz has alleged sham litigation and patent misuse and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  Expert reports were filed on September 21, 2007 and rebuttal reports were filed on October 12, 2007.  On December 21 and 26, 2007 Sandoz and Shire, respectively, each filed motions for summary judgment.  Opposition briefs were exchanged on February 8, 2008. The Court has not ruled on these motions. Reply briefs were submitted on February 28, 2008.  No trial date has been set.

CARBATROL

(i)    Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”).  The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA product.  On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. The lawsuit triggered a stay of FDA approval of up to 30 months from Shire’s receipt of Nostrum’s notice letter. The 30 month stay expired on February 6, 2006.  Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA.   On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On July 17, 2006 the Court entered an order staying discovery in this case until and through September 15, 2006. The parties requested, and the Court granted, an extension of the stay of discovery until and through December 29, 2006. The stay of discovery has been extended. Nostrum requested and the Court permitted Nostrum to file claim construction briefs in the Shire v. Corepharma case also pending in New Jersey. Opening briefs were submitted on October 3, 2007 and responding briefs on October 24, 2007. The case has been stayed pending a claim construction ruling in the Shire v. Corepharma action. The Court in the Corepharma case issued a claim construction decision on March 26, 2008.  Corepharma moved for reconsideration on April 9, 2008. The Court denied Corepharma’s motion on May 20, 2008.

In May 2008, the company was notified that Nostrum Pharmaceuticals LLC had submitted an amendment to the above referenced ANDA seeking permission to market its generic versions of the 100mg and 200mg strengths of CARBATROL prior to the expiration date of the Company’s ‘013 and ‘570 Patents. The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA products. On July 2, 2008 Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA products.  This case was referenced as related to the earlier filed case on Nostrum’s 300 mg product and has been assigned to the same Judge as the earlier ongoing case. No trial date has been set.

(ii)   Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Corepharma’s proposed generic products. On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On May 4, 2007 Corepharma filed a motion for summary judgment of non- infringement of the ‘570 Patent. Shire’s opposition to that motion was filed on July 30, 2007. The Court informed the parties on August 30, 2007 that Corepharma’s motion was denied without prejudice. The Court set a Markman schedule and opening briefs were exchanged on October 3, 2007 (including an amicus brief, filed with the Court’s permission by Nostrum). Responding briefs were exchanged on October 24, 2007. The Court has also entered a discovery schedule. The Court rendered a claim construction ruling on March 26, 2008. Corepharma moved for reconsideration of the claim construction ruling.  The Court denied the motion on May 20, 2008. Expert reports were exchanged and expert depositions were completed on June 13, 2008.  On June 20, 2008, Corepharma filed another summary judgment motion directed to the ‘570 Patent. Shire’s response is due July 18, 2008 and Corepharma’s reply is due August 1, 2008. On July 7, 2008, following briefing and oral argument on Corepharma’s motion to vacate an earlier Court order granting Shire’s motion to dismiss Corepharma’s ‘013 noninfringement counterclaims due to lack of subject matter jurisdiction and denying as moot Corepharma’s motion for judgment on the pleadings for noninfringement of the ‘013 patent, the Court vacated its earlier order in view of recent Court of Appeals for the Federal Circuit authority. The Court also denied Corepharma’s request for judgment on the pleadings and directed the parties to conduct summary judgment briefing on the ‘013 patent infringement issues. A pretrial conference is scheduled before Magistrate Judge Shipp on September 15, 2008. No trial date has been set.

(iii)  Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007, Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products. On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed.  Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent. The Court held a status conference on October 16, 2007.  Teva withdrew its counterclaim directed to the ‘013 patent. The parties have submitted a discovery schedule to the Court. The Court conducted another status conference on June 19, 2008. The parties have submitted a revised discovery schedule for the Court’s consideration. No trial date has been set.

(iv)  Apotex

In May 2008, Shire was notified that Apotex Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg prior to the expiration date of the ‘013 and the ‘570 Patents.  On July 2, 2008, Shire filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Apotex Inc., Apotex Corp. and Apotex Pharmaceutical Holdings Inc. (collectively “Apotex”) alleging infringement of the ‘013 and ‘570 Patents by Apotex ANDA and ANDA products.

(v)   Actavis

Shire has been notified that Actavis South Atlantic LLC has submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On July 24, 2008, Shire filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Actavis South Atlantic LLC and Actavis Inc. (collectively “Actavis”) alleging infringement of the ‘013 and ‘570 Patents by the Actavis ANDA and ANDA products.

DYNEPO

Since 1997, Shire HGT and Sanofi-Aventis have been involved in ongoing patent litigation regarding Amgen Inc’s (“Amgen”) allegations that DYNEPO infringes claims of five of Amgen’s patents.  In 2001, the United States District Court of Massachusetts concluded that DYNEPO infringed certain claims of the patents that Amgen had asserted.  This decision was appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) which affirmed in part, reversed in part, and remanded the action to the United States District Court of Massachusetts for further proceedings.

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand.  On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share.  Therefore, as at June 30, 2008 former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration.  In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case.

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

At June 30, 2008 the Company recorded a liability of $419.9 million based on the merger consideration of $37 per share for the 11.3 million shares outstanding at that time plus a provision for interest of $70.6 million that may be awarded by the Court.

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

On March 8, 2007 certain of the former TKT shareholders who previously asserted appraisal rights in connection with the Shire/TKT merger filed a second suit in the Delaware Chancery Court alleging, among other claims, breaches of fiduciary duty by TKT and certain members of its board in connection with the merger with Shire. Shire and TKT have been named as defendants as are four former directors of TKT. The new complaint also asserts a claim that the merger itself was not properly approved by a majority of the outstanding stock of TKT entitled to vote. The complaint seeks rescissory damages with interest, attorneys’ fees and costs. In January 2008 Shire and three of the other defendants (former TKT directors) filed a motion for summary judgment in respect to the five counts included in the second suit. In June 2008 the Court granted the motion in full with respect to the three other defendants and in part with respect to Shire. The remaining counts of the second suit relate to alleged breaches of fiduciary duty by Dr. Dennis Langer (a former TKT director) and Shire as well as the claim that the merger was not properly approved. A trial date has been set for December 10, 2008.

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

In November 2005, the Court granted the plaintiffs’ motion for class certification.  On May 23, 2005, the Court entered judgment on all claims alleged against SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company.  On June 5, 2006, the Court entered judgment on all claims alleged against Messrs. Gilbert, Leff, Moorhead, Yetter, Miller, and Thomas.  On November 9, 2006, Mr. Geffken filed an Agreement for Judgment on all claims alleged against him.  On September 1, 2007 the SEC filed suit against Dr Selden.  The case is entitled Securities and Exchange Commission v. Richard F Selden, Civil Action No. 05-11805-NMG (D. Mass.) (“the SEC Action”).  On July 10, 2008 the Court entered a final judgment against Selden which permanently enjoins him from violating the anti-fraud and other provisions of the federal securities laws, and orders him to pay approximately $1.2 million in penalties.

In October 2007, the parties reached an agreement in principle to resolve the Class Action Shareholder Suit, subject to Court approval, for $50 million. In February 2008 the US District Court for the District of Massachusetts granted preliminary approval to the settlement.  Shire has contributed $27 million held in escrow towards the settlement and its insurance companies have contributed the remaining $23 million. The settlement was approved by the Court on June 11, 2008.

15.  Fair value measurement

As outlined in Note 1(c), on January 1, 2008 the Company adopted the provisions of SFAS No. 157 as they relate to financial assets and financial liabilities. The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis during the six months to June 30, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Total $M	Level 1 $M	Level 2 $M	Level 3 $M
Financial assets:
Available-for-sale securities	19.5	19.5	-	-
Equity method investments	14.2	-	14.2	-
Derivatives(1)	0.1	-	0.1	-

Financial liabilities:
Derivatives(1)	7.0	-	7.0	-

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
•
Equity method investments – The Company’s equity method investments comprise quoted and unquoted investments. The fair values of quoted investments within the funds are estimated based on quoted market prices for those investments. For unquoted investments within the fund, the fair value is estimated using directly observable inputs other than quoted prices.

•
Derivatives – derivative instruments comprise swap and forward foreign exchange contracts.   The fair value of the swap and forward foreign exchange contracts has been determined using an income approach based on current market expectations about the future cashflows.

The amount of the total gains or losses for three and six months to June 30, 2008 included in earnings or other comprehensive income that are attributable to those assets and liabilities still held as at June 30, 2008 are reported as follows:

	3 months to June 30, 2008	3 months to June 30, 2008	3 months to June 30, 2008	6 months to June 30, 2008	6 months to June 30, 2008	6 months to June 30, 2008

	Other comprehensive income, net $M	Other income, net $M	Earnings from equity method investees $M	Other comprehensive income, net $M	Other income, net $M	Earnings from equity method investees $M
Available-for-sale securities	(0.3)	-	-	(28.7)	-	-
Equity method investments	-	-	(1.9)	-	-	(0.3)
Derivatives	-	(2.3)	-	-	(6.9)	-

16.  Interest income

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

On March 28, 2008 Shire agreed to a final settlement with IDB of $4.0 million for the outstanding pipeline development advances and interest.  The amount received has been recorded within interest income in the six months to June 30, 2008 in accordance with the method of allocating receipts between interest and advances in the loan agreement.

17.  Shareholders’ Equity

Reduction of Capital and Distributable Reserves

On June 11, 2008 the Jersey Court approved a reduction of Shire Limited’s share capital to take effect on June 12, 2008. The reduction increased the distributable reserves potentially available to Shire Limited to approximately $3.7 billion by recharacterizing amounts standing to the credit of Shire Limited’s share premium account as a distributable reserve. The purpose of the reduction of capital is to create a distributable reserve which would be available to be distributed as dividends, at the discretion of the Directors of Shire Limited, from time to time or for any other lawful purpose to which such a reserve may be applied (including share buy backs). The reduction of capital was designed to create in Shire Limited a level of distributable reserves similar to that previously available in Shire plc and to enable Shire Limited to continue Shire’s existing dividend policy in a financially and operationally efficient manner.

Income Access Share Arrangements

Shire intends to put into place, following Board approval, income access share arrangements. To the extent they are operated, these arrangements will mean that Shire ordinary shareholders, other than Shire ADS holders, are able to choose whether they receive their dividends from a company resident for tax purposes in the Republic of Ireland or receive their dividends under the income access share arrangements from a Shire Group company resident for tax purposes in the UK.

To the extent that such arrangements are effected and operated, Shire Biopharmaceuticals Holdings Limited (formerly Shire plc) (“Old Shire”) will issue one income access share which will be held by the income access share trustee pursuant to the income access share trust. The income access share trust will be constituted pursuant to a trust deed which will provide that (inter alia):

(i) the income access share trustee will hold any dividends paid (not just declared) on the income access share on trust for the Shire ordinary shareholders who have elected (or are deemed to have elected) to receive dividends pursuant to these arrangements;

(ii) the income access share itself will be held on trust for Shire; and

(iii) each registered holder of Shire ordinary shares on a dividend record date who has made (or is deemed to have made) a valid income access share election (described below) will be entitled to receive from the income access share trustee an amount equal to the dividend it would have received from Shire, to the extent the income access share trustee has actually received an amount equal to such amount by way of dividend from Old Shire.

To ensure compliance with technical trust law rules, the period during which the income access share trust may continue will be restricted. However, the income access share trust should be able to continue for 80 years.

This mechanism is reflected in the articles of association of both Shire and Old Shire that to the extent that such arrangements are effected and operated, the mechanics of the arrangements will be as follows:

The Shire articles of association provide that if (i) a dividend is announced or declared by Shire on the Shire ordinary shares, (ii) an amount is paid by Old Shire by way of a dividend on the income access share to the income access share trustee, and (iii) such amount is paid by the income access share trustee to the Shire ordinary shareholders who have elected (or are deemed to have elected) to receive dividends under these arrangements, the dividend which would otherwise be payable by Shire to such Shire ordinary shareholders will be reduced by an amount equal to the amount paid to such Shire ordinary shareholders by the income access share trustee.

If the dividend paid on the income access share and on-paid by the income access share trustee to the Shire ordinary shareholders is less than the total amount of the dividend announced or declared by Shire on the Shire ordinary shares in respect of which an election has been made (or is deemed to have been made) to receive dividends under these arrangements, Shire will be obliged to pay a dividend on the Shire ordinary shares to those Shire ordinary shareholders who have so elected (or are deemed to have so elected) of the amount of the shortfall. In such a case, any dividend paid on the Shire ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

A Shire ordinary shareholder will be entitled to make an income access share election such that, to the extent that such arrangements are effected and operated, he will receive his dividends (which would otherwise be payable by Shire) under these arrangements from Old Shire.

A Shire ordinary shareholder who holds 25,000 or fewer Shire ordinary shares at the time he became a Shire ordinary shareholder pursuant to the Scheme of Arrangement, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire articles of association) such that, to the extent that such arrangements are effected and operated, he will receive his dividends under these arrangements from Old Shire.

Equally, where a Shire ordinary shareholder who first acquires his Shire ordinary shares after the date of the Scheme of Arrangement, who holds 25,000 or fewer Shire ordinary shares on the first dividend record date after he becomes a Shire ordinary shareholder, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire articles of association) such that, to the extent that such arrangements are effected and operated, he will receive his dividends under these arrangements from Old Shire.

In accordance with the provisions of the Shire ADS deposit agreement, the Depositary will be required to make an election on behalf of all holders of Shire ADSs such that, to the extent that such arrangements are effected and operated, they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not under current legislation be subject to any UK or Irish withholding taxes. If these arrangements are adopted and a holder of Shire ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he must withdraw his Shire ordinary shares from the Shire ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire ordinary shares. This will enable him to receive dividends from Shire (if necessary, by making an election to that effect).

If such income access share arrangements are effected and operated, it is the expectation, although there can be no certainty, that dividends will be paid by Old Shire through the income access share trustee to Shire ordinary shareholders who make (or are deemed to make) an income access share election.

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the income access share trustee for the benefit of all Shire ordinary shareholders who make (or are deemed to make) an income access share election in an amount equal to what would have been such Shire ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election. To the extent that any dividend paid on the income access share to the income access share trustee and on-paid by the income access share trustee to the Shire ordinary shareholders is less than an amount equal to what would have been such Shire ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election, the dividend on the income access share received by the income access share trustee will be allocated pro rata to such Shire ordinary shareholders and Shire will pay the balance by way of dividend. In such circumstances, there will be no grossing up by Shire in respect of, and Old Shire and Shire will not compensate those Shire ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire will be able to suspend or terminate these arrangements at any time, in which case the full Shire dividend will be paid directly by Shire to those Shire ordinary shareholders (including the Depositary) who have made (or are deemed to have made) an income access share election. In such circumstances, there will be no grossing up by Shire in respect of, and Old Shire and Shire will not compensate those Shire ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Exchangeable Shares

On February 12, 2008 a subsidiary of Shire exercised a redemption call right and purchased each exchangeable share of Shire Acquisition Inc. (“SAI”) remaining in public ownership.  Exchangeable shareholders received either three ordinary shares of Shire plc or one American Depositary Share (“ADS”) representing three ordinary shares of Shire plc for each Exchangeable Share held.  Exchangeable Shares were issued to Canadian resident shareholders of Biochem Pharma Inc. (now Shire Canada, Inc.)  in 2001 as consideration for the acquisition by the Shire group of Biochem Pharma Inc.  The Exchangeable Shares have now been de-listed from the Toronto Stock Exchange.

18.  Earnings per share

The following table reconciles the net (loss)/income from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to June 30, 2008 $’M	3 months to June 30, 2007 $’M	6 months to June 30, 2008 $’M	6 months to June 30, 2007 $’M
Net (loss)/income	(79.0)	(1,811.3)	49.6	(1,698.6)
Numerator for basic earnings per share	(79.0)	(1,811.3)	49.6	(1,698.6)
Impact of convertible bonds, net of tax(1)	-	-	(2.2)	-
Numerator for diluted earnings per share	(79.0)	(1,811.3)	47.4	(1,698.6)

Weighted average number of shares:	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Basic(2)	542.5	547.3	543.7	535.0
Effect of dilutive shares:
Stock based awards to employees(3)	-	-	3.2	-
Convertible bonds 2.75% due 2014(4)	-	-	32.7	-
	-	-	35.9	-
Diluted	542.5	547.3	579.6	535.0

(1)   Includes the after tax interest charge in respect of the convertible bonds ($9.3 million), and the tax benefit recognized on substitution of the convertible bonds from Shire plc to Shire Limited on the Scheme of Arrangement ($11.5 million).
(2)   Excludes shares purchased by the ESOT and presented by the Company as treasury stock
(3)   Calculated using the treasury stock method
(4)   Calculated using the “if- converted” method

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to June 30, 2008(2)	3 months to June 30, 2007(2)	6 months to June 30, 2008(1)	6 months to June 30 , 2007(2)
	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	1.3	6.4	-	7.1
Stock options out of the money	17.9	1.1	17.4	1.4
Warrants	-	0.4	-	0.6
Convertible bonds 2.75% due 2014	32.7	21.2	-	10.7

(1)
For the six months ended June 30, 2008, certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire Limited’s average share price during the calculation period.

(2)
For the three months ended June 30, 2008 and the three and six months ended June 30, 2007 no share options, warrants or ordinary shares underlying the convertible bonds have been included in the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period and the inclusion of these items would be anti-dilutive.

19.  Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker to decide how to allocate resources and to assess performance.

Shire’s internal financial reporting is in line with a business unit and management reporting structure based on two segments: Specialty Pharmaceuticals and Human Genetic Therapies (“HGT”).

The Specialty Pharmaceuticals and HGT operating segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing projects for future commercialization.  ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to June 30, 2008	$’M	$’M	$’M	$’M
Product sales	580.2	125.5	-	705.7
Royalties	0.5	-	64.3	64.8
Other revenues	1.9	0.1	3.1	5.1
Total revenues	582.6	125.6	67.4	775.6

Cost of product sales(1) (2)	126.1	14.4	2.4	142.9
Research and development(1) (2)	97.1	48.2	-	145.3
Selling, general and administrative(1) (2)	340.7	38.2	49.9	428.8
In-process R&D charge	-	135.0	-	135.0
Gain on sale of product rights	(9.1)	-	-	(9.1)
Total operating expenses	554.8	235.8	52.3	842.9
Operating income/(loss)	27.8	(110.2)	15.1	(67.3)

Total assets	2,253.2	647.2	1,327.4	4,227.8
Long lived assets	190.7	168.2	78.4	437.3
Capital expenditure on long lived assets	10.4	50.4	8.9	69.7

(1)	Stock-based compensation of $19.4 million is included in: cost of product sales ($1.3 million), research and development ($5.6 million) and selling, general and administrative ($12.5 million).
(2)
Depreciation from manufacturing plants ($3.0 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in cost of product sales; depreciation of research and development assets ($3.1 million) is included in research and development; and all other depreciation, amortization and intangible asset impairment charges ($132.7 million) are included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to June 30, 2007	$’M	$’M	$’M	$’M
Product sales	429.6	74.6	-	504.2
Royalties	0.5	-	63.5	64.0
Other revenues	4.3	1.1	1.3	6.7
Total revenues	434.4	75.7	64.8	574.9

Cost of product sales(1) (2)	63.2	7.9	2.9	74.0
Research and development(1)	63.2	39.9	-	103.1
Selling, general and administrative(1) (2)	207.4	34.6	38.6	280.6
In-process R&D charge	1,896.0	-	-	1,896.0
Integration costs	1.3	-	-	1.3
Gain on sale of product rights	(5.0)	-	-	(5.0)
Total operating expenses	2,226.1	82.4	41.5	2,350.0
Operating (loss)/income	(1,791.7)	(6.7)	23.3	(1,775.1)

Total assets	2,421.5	560.7	1,057.7	4,039.9
Long lived assets	156.7	59.8	80.0	296.5
Capital expenditure on long lived assets	5.0	6.2	5.3	16.5

(1)	Stock-based compensation of $11.8 million is included in: cost of product sales ($0.9 million), research and development ($3.2 million) and selling, general and administrative ($7.7 million).
(2)
Depreciation from manufacturing plants ($2.9 million) is included in cost of product sales, depreciation of research and development assets ($3.1 million) is included in research and development, and all other depreciation and amortization ($27.5 million) is included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
6 months to June 30, 2008	$’M	$’M	$’M	$’M
Product sales	1,097.9	239.5	-	1,337.4
Royalties	1.0	-	128.9	129.9
Other revenues	4.2	1.3	5.0	10.5
Total revenues	1,103.1	240.8	133.9	1,477.8

Cost of product sales(1) (2)	198.6	27.8	6.8	233.2
Research and development(1) (2)	172.2	95.1	-	267.3
Selling, general and administrative(1) (2)	595.4	76.2	91.7	763.3
In-process R&D charge	-	135.0	-	135.0
Gain on sale of product rights	(16.7)	-	-	(16.7)
Total operating expenses	949.5	334.1	98.5	1,382.1
Operating income/(loss)	153.6	(93.3)	35.4	95.7

Total assets	2,253.2	647.2	1,327.4	4,227.8
Long lived assets	190.7	168.2	78.4	437.3
Capital expenditure on long lived assets	19.8	63.9	13.8	97.5

(1)	Stock-based compensation of $35.7 million is included in: cost of product sales ($2.4 million), research and development ($10.2 million) and selling, general and administrative ($23.1 million).
(2)
Depreciation from manufacturing plants ($5.6 million) and amortization of favorable manufacturing contracts ($0.9 million) is included in cost of product sales; depreciation of research and development assets ($6.0 million) is included in research and development; and all other depreciation, amortization and intangible asset impairment charges ($174.3 million) are included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
6 months to June 30, 2007	$’M	$’M	$’M	$’M
Product sales	832.0	133.7	-	965.7
Royalties	1.0	-	122.5	123.5
Other revenues	6.6	4.8	2.5	13.9
Total revenues	839.6	138.5	125.0	1,103.1

Cost of product sales(1) (2)	120.5	15.3	5.5	141.3
Research and development(1) (2)	113.3	70.9	-	184.2
Selling, general and administrative(1) (2)	383.9	64.2	71.1	519.2
In-process R&D charge	1,896.0	-	-	1,896.0
Integration costs	1.3	-	-	1.3
Gain on sale of product rights	(5.0)	-	-	(5.0)
Total operating expenses	2,510.0	150.4	76.6	2,737.0
Operating (loss)/income	(1,670.4)	(11.9)	48.4	(1,633.9)

Total assets	2,421.5	560.7	1,057.7	4,039.9
Long lived assets	156.7	59.8	80.0	296.5
Capital expenditure on long lived assets	13.1	10.2	11.1	34.4

(1)	Stock-based compensation of $22.4 million is included in: cost of product sales ($1.8 million), research and development ($5.4 million) and selling, general and administrative ($15.2 million).
(2)
Depreciation from manufacturing plants ($5.9 million), is included in cost of product sales, depreciation of research and development assets ($5.5 million) is included in research and development, and all other depreciation and amortization and intangible asset impairment charges ($52.3 million) is included in selling, general and administration.

20.  Subsequent events

Proposed acquisition of Jerini

On July 3, 2008 Shire announced that it was launching a voluntary public takeover offer for all shares in Jerini for an equity purchase price of €328 million. Shire has also invested approximately €21 million in return for the subscription of newly issued Jerini shares, equating to approximately 9% of the increased share capital. Jerini's Supervisory and Management Boards unanimously support the transaction and will recommend acceptance of the offer to its shareholders. Subject to completion of certain sale and purchase agreements, Shire will have rights to approximately 79% of Jerini’s share capital before the receipt of any takeover offer acceptances.  Once the offer document is posted, it is anticipated that the offer will be open for acceptance by the remaining shareholders until the end of Q3 2008.

Although the proposed Jerini acquisition will be funded out of Shire’s current cash resources, Shire intends to enter into a certain funds facility to enable the provision of a cash confirmation letter in accordance with the German Securities Acquisition and Takeover Act (Wertpapierwerbs-und Übernah Megesetz, WpÜG).

The proposed acquisition will add Jerini’s hereditary angioedema (HAE) product, FIRAZYR® (icatibant), (expected to be launched in the EU in H2 2008) to Shire’s Human Genetic Therapies (HGT) portfolio.

On July 15, 2008 Shire announced that the European Commission had granted Jerini marketing authorization for FIRAZYR in the treatment of acute attacks of HAE which allows Jerini to market FIRAZYR in the European Union’s 27 member states, making it the first product to be approved in all EU countries for the treatment of HAE.

On July 17, 2008 the German Federal Cartel Office issued confirmation of merger clearance.  On July 31, 2008 the 15 day waiting period under the Hart Scott-Rodino Anti-Trust Improvements Act 1976 expired.  This satisfied the last of the conditions precedent under the sale and purchase agreements and Shire is in the process of acquiring these shares.  By August 4, 2008 Shire had paid  €184 million for the acquisition of 50% of Jerini shares under the sale and purchase agreements.  As a result of this payment together with recent on-market acquisitions and the above mentioned subscription, by August 4, 2008, Shire has the rights to 79% of Jerini’s issued share capital at a cost of €278 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.  Shire focuses its business on attention deficit and hyperactivity disorder (ADHD), human genetic therapies (HGT), gastrointestinal (GI) diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions.  Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with relatively small-scale sales forces will deliver strong results.

Recent developments

Acquisition of Jerini AG

On July 3, 2008 Shire announced that it was launching a voluntary public takeover offer for all shares in Jerini AG, (see ITEM 1, Note 20 for further details).

DYNEPO

On July 31, 2008 Shire announced that it had decided to stop the commercialization of DYNEPO.  Changes in the external environment including the launch of several bio-similars at lower prices have proved challenging for DYNEPO, a gene-activated erythropoietin indicated for use in treating anemia associated with kidney disease, making it an uneconomic product for Shire. Product sales will wind down over the second half of 2008 as all patients are transferred off DYNEPO by the end of the year.

Shire has recorded charges of $150.3 million in the quarter ended June 30, 2008 to cover intangible asset impairment, inventory write-down and other exit costs. The cash effect of these exit costs is approximately $20 million.

Board changes

On June 18, 2008 Shire’s former Chief Financial Officer, Angus Russell became Chief Executive Officer and Shire’s former Chief Executive Officer Matthew Emmens became Chairman and Non-Executive Director. Shire’s former Chairman, Dr James Cavanaugh retired from the Shire Board and David Kappler became Deputy Chairman.

On July 1, 2008 Graham Hetherington joined Shire as Chief Financial Officer and Executive Board Director. Graham Hetherington has a broad range of experience in senior financial roles having most recently held positions as Chief Financial Officer of Bacardi (2007) and Allied Domecq plc (1999-2005).

On April 24, 2008 Shire announced that Michael Rosenblatt M.D. joined the Shire Board as a Non-Executive Director.

On July 29, 2008 Robin Buchanan due to his other commitments stepped down from the Shire Board, on completion of his term of office.

Significant events in the three months to June 30, 2008

Product highlights

VYVANSETM (lisdexamfetamine dimesylate) – Attention Deficit and Hyperactivity Disorder (“ADHD”)

On April 23, 2008 Shire announced that the Food and Drug Administration (“FDA”) had approved the adult indication for VYVANSE, making it the first and only once-daily prodrug stimulant approved to treat adults with ADHD. Shire launched VYVANSE for adult ADHD in June 2008.

On May 8, 2008 Shire announced the results of a Phase 3 pivotal study in which VYVANSE demonstrated significant improvements in ADHD symptoms in adults and met all safety and efficacy endpoints.

By June 30, 2008 Shire had agreements with nine of its top eleven managed care organizations for VYVANSE.

On July 2, 2008 Shire shipped to wholesalers stocks of three additional dosage strengths (20mg, 40mg and 60mg) for VYVANSE representing product sales of approximately $24 million.  These product sales will be recognized into revenue in Q3 2008.

LIALDA®/MEZAVANT – Ulcerative Colitis

On April 1, 2008 the product was launched in Ireland as MEZAVANT XL and, following approval in Luxembourg on June 26, 2008, is now approved in 15 countries. Further launches are planned in certain other EU countries during 2008, subject to the successful conclusion of pricing and reimbursement negotiations.

During April 2008, TAP Pharmaceutical Products Inc. (“TAP”) commenced co-promotion of LIALDA in the US in accordance with the co-promotion agreement entered into on March 26, 2008.  This agreement adds more than 500 additional sales representatives from TAP which will increase the reach and frequency of sales calls covering an additional 22,000 doctors.

FOSRENOL – Hyperphosphatemia

Following the launch of the product in Slovenia and Switzerland during the second quarter of 2008 and in Malta and Malaysia in July 2008, FOSRENOL is now available in 29 countries.

ELAPRASE® – Hunter syndrome

During the three months to June 30, 2008 ELAPRASE was approved for commercial sale in Brazil. ELAPRASE is now approved in 40 countries worldwide.

Business highlights in the three months to June 30, 2008

A new listed holding company for the Shire group

On May 23, 2008 Shire Limited, a public company with its primary listing on the London Stock Exchange (secondary listing on NASDAQ), incorporated in Jersey and tax resident in the Republic of Ireland, became the holding company of the Shire group, pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 (the “Scheme”). The Scheme was approved by the High Court of England and Wales and the shareholders of Shire plc, the former holding company of the Shire group. The introduction of a new holding company tax-resident in Ireland, is designed to help protect Shire’s tax position.

Immediately prior to the Scheme becoming effective, Shire Limited was substituted for Shire plc as principal obligor under Shire’s $1.1 billion 2.75 per cent convertible bond due 2014 originally issued by Shire plc (and the terms and conditions of such bonds were accordingly amended).

Shire incurred costs associated with the introduction of the new holding company of $12.2 million in the six months to June 30, 2008.

See ITEM 1, Note 2 and Note 17 for further details.

Completion of acquisition of METAZYM

On June 4, 2008 Shire completed the acquisition of the global rights to the clinical candidate arylsulfatase-A, currently known as METAZYM, from Zymenex A/S (“Zymenex”) for $135 million in cash (see Research and development below).  This acquisition is expected to bring forward Shire’s entry into the Metachromatic Leukodystrophy (“MLD”) market.

Sale of non-core assets

Following the transfer of the relevant marketing consents in the three months to June 30, 2008 Shire recognised previously deferred gains of $9.1 million arising from product divestments in 2007, including $8.6 million from the sale of non-core products to Laboratorios Almirall S.A (“Almirall”) in 2007.

Share purchases

In the three months to June 30, 2008 1.4 million American Depositary Shares (“ADSs”) were acquired by the Employee Share Ownership Trust (“ESOT”) for a cash consideration of $71.0 million (2007: $55.5 million) at an average ADS price of $50.12.

Research and development

Products in registration June 30, 2008

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

VYVANSE for ADHD in Canada
In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children. Review is ongoing.

INTUNIV
On June 21, 2007 Shire received an approvable letter from the FDA for INTUNIV.  Shire is conducting additional clinical work which is designed to enhance the label.

On May 8, 2008 Shire announced pivotal trial results for INTUNIV. The data demonstrated that INTUNIV has significant efficacy in reducing ADHD symptoms for patients taking the medication when compared to patients taking placebo at all measured time points up to 24 hours after dosing. While the precise timing for the approval of INTUNIV is unknown, it is anticipated that launch for use in children and adolescents will occur in the second half of 2009.

DAYTRANA for ADHD in EU & Canada
Regulatory submissions were filed for approval of the product with Health Canada on November 29, 2007 and in the EU via the decentralized procedure with the Netherlands as the reference member state on December 12, 2007. Reviews are ongoing.

Products in clinical development as at June 30, 2008

Phase 3

VYVANSE for ADHD in Europe
Shire plans to submit the regulatory filing for VYVANSE in Europe for the treatment of ADHD in children aged 6 to 17 in 2010.

LIALDA/MEZAVANT for the maintenance of remission in ulcerative colitis
Worldwide Phase 3 trials investigating the use of the product to maintain remission in patients who have ulcerative colitis were initiated in 2006 and are continuing.

LIALDA/MEZAVANT for the treatment of diverticulitis
Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are continuing.

SEASONIQUE
Shire is evaluating the scientific advice received following meetings in 2007 with the regulatory authorities in Europe in order to formulate the regulatory filing strategy.

Velaglucerase alfa
Shire has completed enrolment in a worldwide Phase 3 clinical program for velaglucerase alfa, an enzyme replacement therapy being developed for the treatment of Gaucher disease. This comprehensive development program includes the evaluation of velaglucerase alfa in naïve patients and patients previously treated with imiglucerase across three clinical studies. It is anticipated that this development program will support global filings in the second half of 2009.

Phase 2

JUVISTA

Nine Phase 2 efficacy trials for JUVISTA have now been reported of which seven demonstrated statistically significant efficacy. Further Phase 2 clinical trials in other surgery types are ongoing and are expected to report during 2008 and 2009. Renovo Limited (“Renovo”) is also intending to initiate a Phase 3 trial in the second half of 2008 in support of Renovo’s filing of a European regulatory dossier and has recently announced that the European Medicines Agency (“EMEA”) has given clearance to commence Phase 3 trials. Shire is considering the EMEA advice to Renovo and Renovo’s EU Phase 3 plans and will give guidance on the US development plan in due course.

SPD550 for the treatment of Celiac disease
On December 14, 2007 Shire acquired the worldwide rights to SPD550 (Larazotide Acetate) (also known as AT-1001) in markets outside of the US and Japan from Alba Therapeutics Corporation (“Alba”). The two parties have established Joint Committees which will guide the development, manufacture, and commercialization of the product.  Alba has initiated and is responsible for executing the agreed upon ongoing Phase 2 program and certain non-clinical studies for the treatment of Celiac disease. Additional development studies may be conducted jointly or by the individual companies prior to or after initiation of Phase 3.

Transvaginal Ring (“TVR”) technology
The TVR technology products are in various stages of development.

MLD program
Shire has an ongoing enzyme replacement therapy program for the treatment of MLD, which is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A (“ASA”). On June 4, 2008 Shire completed its acquisition from Zymenex A/S (“Zymenex”) of the global rights to a clinical candidate ASA, currently known as METAZYM. METAZYM has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing.  The product has been granted orphan drug designation in the US and in the EU. The current plan is to initiate a Phase 2/3 clinical trial by the end of 2008.This product will now be referred to as HGT-1111.

HGT-1110 was in development at Shire for the treatment of MLD following successful pre-clinical proof of concept studies. The HGT-1110 program was replaced with the HGT-1111 development program upon completion of the acquisition.

AMIGAL (HGT-3310 for the treatment Fabry disease)
Amicus Therapeutics Inc. (“Amicus”) met with the FDA to discuss the AMIGAL development program in June 2008. Protocol Assistance with EMEA is planned during the final quarter of 2008. A final decision on the global development strategy will follow the conclusion of the discussions with both agencies. Shire has rights to AMIGAL in markets outside the US.

PLICERA (HGT-3410 for the treatment of Gaucher disease)
In March 2008 Amicus Therapeutics Inc. (“Amicus”) announced positive data from its Phase 2 clinical trial. Results from the Phase 2 trial support the previously reported interim findings that PLICERA was generally safe and well tolerated at all doses and increased target enzyme activity levels in a majority of patients. Shire has rights to PLICERA in markets outside the US.

HGT-3510 for the treatment of Pompe disease
In June 2008 Amicus initiated Phase 2 clinical trials of HGT-3510, an orally administered, small molecule pharmacological chaperone being jointly developed for the treatment of Pompe disease by Shire and Amicus. Shire has rights to HGT-3510 in markets outside the US.

Phase 1

SPD487 (Amphetamine transdermal system (“ATS”))
Shire is currently reviewing formulation data provided by Noven Pharmaceuticals Inc.

HGT-2310 - Hunter syndrome with significant central nervous system symptoms
Following the acceptance by the FDA in January 2008 of Shire’s IND application for idursulfase-IT (HGT-2310 -formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms - “Hunter CNS”) the Company is now in the process of planning clinical trials.

Products in pre-clinical development as at June 30, 2008

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)
On May 22, 2008 orphan drug designation was granted by the FDA for HGT-1410, an enzyme replacement therapy being developed for the treatment of Sanfilippo Syndrome, a lysosomal storage disorder.  Pre-clinical development for this product is continuing.

A number of projects are underway in the early stages of development (pre-clinical) for the Specialty Pharmaceutical and HGT businesses.

Results of operations for the three months to June 30, 2008 and 2007

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to June 30, 2008	3 months to June 30, 2007	change
	$M	$M	%
Product sales	705.7	504.2	+40
Royalties	64.8	64.0	+1
Other	5.1	6.7	-24
Total	775.6	574.9	+35

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to June 30, 2008 $M	3 months to June 30, 2007 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	296.4	255.1	16	-6%
VYVANSE	65.2	-	n/a	n/a
DAYTRANA	22.6	19.9	14	-11%

GI
PENTASA	44.8	40.2	11	-2%
LIALDA / MEZAVANT	32.0	5.0	n/a	n/a

GP
FOSRENOL (1)	42.4	24.5	73	-4%
DYNEPO(1)	7.0	1.9	n/a	n/a
CALCICHEW	13.9	13.5	3	n/a
CARBATROL	16.2	17.9	-9	-4%
REMINYL/REMINYL XL	8.7	7.6	14	n/a
XAGRID	20.6	17.1	20	n/a

Other product sales	10.4	26.9	-61
	580.2	429.6	35
Human Genetic Therapies
ELAPRASE	80.8	42.7	89	n/a
REPLAGAL	44.7	31.9	40	n/a
	125.5	74.6	68
Total product sales	705.7	504.2	40

(1)	Reclassified to GP following Shire’s decision to stop the commercialization of DYNEPO.

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, June 2008.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

Specialty Pharmaceuticals

US ADHD market share

Shire’s average quarterly market share of the US ADHD market rose to 32.3% in the three months to June 30, 2008 (2007: 28.6%), driven by the introduction of VYVANSE in July 2007.  The overall US ADHD market grew by 7% in the same period. Shire has the leading portfolio of products in the US ADHD market.

ADDERALL XR – ADHD

As a result of the launch of VYVANSE in July 2007, ADDERALL XR’s average quarterly market share of the US ADHD market for Q2 2008 fell to 23.1% (2007: 26.3%), a decrease of 12% compared to Q2 07.  US prescriptions for ADDERALL XR for the period to June 30, 2008 decreased by 6% compared to the same period in 2007 due to the 12% decrease in average market share offset by 7% growth in the US ADHD market.

Sales of ADDERALL XR for the three months to June 30, 2008 were $296.4 million, an increase of 16% compared to the same period in 2007 (2007: $255.1 million).  Product sales grew despite the decline in US prescriptions primarily due to price increases in October 2007 and April 2008.

Litigation proceedings concerning Shire’s ADDERALL XR patents are ongoing.  Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

VYVANSE – ADHD

VYVANSE was launched in the US market in July 2007.  Product sales for the three months to June 30, 2008 were $65.2 million (2007: $nil) representing a 20% increase compared to sales of $54.4 million in Q1 2008.

Product sales growth was driven by a 15% increase in prescription demand compared to Q1 2008 together with a price increase in May 2008.  For the three months to June 30, 2008 VYVANSE’s average quarterly market share was 7.4% (Q1 08: 6.1%) of the US ADHD market.

By July 18, 2008 VYVANSE had achieved a US ADHD average weekly market share of 8.2% based on weekly prescription volumes.

DAYTRANA – ADHD

Product sales for the three months to June 30, 2008 were $22.6 million (2007: $19.9 million).  Prescriptions declined by 11% from the same period last year due to a reduction in DAYTRANA’s average quarterly market share of the US ADHD market to 1.8% (2007: 2.2%).

Despite the decrease in prescriptions compared to 2007, sales of DAYTRANA grew 14% due to higher market growth, lower sales deductions and a price increase in January 2008.

On June 9, 2008 Shire announced a voluntary recall of a limited portion of DAYTRANA patches because certain patches did not meet their release liner removal specifications which may have resulted in some patients and caregivers having difficulties removing the liners.  The voluntary recall was not due to safety issues.  Shire and Noven Pharmaceuticals Inc. (the manufacturer of DAYTRANA) continue to pursue enhancements to the product and to work closely with the FDA to implement changes that may improve the usability of DAYTRANA. No interruption in the production of DAYTRANA is anticipated.

US oral mesalamine market share

Shire’s average quarterly market share of the US oral mesalamine market rose to 27.6% in the three months to June 30, 2008 (2007: 19.9%), driven by the introduction of LIALDA in March 2007.  The overall US oral mesalamine market grew by 1% in the same period.

LIALDA/MEZAVANT – Ulcerative colitis

Shire launched LIALDA in the US oral mesalamine market in March 2007, and during the three months to June 30, 2008 LIALDA had reached an average quarterly market share of 10.8%.  LIALDA’s product sales in the US for the three months to June 30, 2008 were $30.9 million (2007: $5.0 million). This compares to sales of $26.7 million and an average quarterly market share of 9.1% in Q1 2008.

Sales of MEZAVANT outside the US for the three months ended June 30, 2008 were $1.1 million (2007: $nil).  The product was launched as MEZAVANT XL in the UK in November 2007 and as MEZAVANT in Canada and Germany in January and February 2008 respectively.  Shire launched MEZAVANT XL in Ireland in April 2008 and further launches are planned in certain other EU countries during 2008, subject to the successful conclusion of pricing and reimbursement negotiations.

PENTASA – Ulcerative colitis

Sales of PENTASA for the three months to June 30, 2008 were $44.8 million, an increase of 11% compared to the same period in 2007 (2007: $40.2 million). Sales grew despite a decrease in prescriptions due to the impact of price increases in August 2007 and April 2008.

US prescriptions for the three months to June 30, 2008 were down 2% compared to the same period in 2007 primarily due to a 3% decrease in PENTASA’s US average quarterly market share from 17.3% in 2007 to 16.8% in 2008, offset by a 1% increase in the US oral mesalamine market.

FOSRENOL – Hyperphosphatemia

FOSRENOL has been launched in 29 countries and global sales totaled $42.4 million for the three months to June 30, 2008 (2007: $24.5 million).  Sales of FOSRENOL outside the US for the three months ended June 30, 2008 were $19.3 million (2007: $9.0 million).

US sales of FOSRENOL for the three months to June 30, 2008 were up 49% to $23.1 million compared to the same period in 2007 (2007: $15.5 million).

FOSRENOL’s average quarterly prescription share of the US phosphate binder retail market decreased to 8.2% for the three months to June 30, 2008 (2007: 8.5%).  Contributing to product sales increase were price increases in October 2007 and February 2008.  As a consequence of focusing on specialist physicians, clinics and dialysis centers, FOSRENOL’s dollar share of the non-retail market has increased to 17.2% in June 2008 compared to 12.3% in June 2007.

Effective April 16, 2008 Shire and Abbott Laboratories Inc. mutually agreed to terminate their Co-Promotion Agreement for FOSRENOL in the United States.  Shire will continue to promote FOSRENOL on its own in the United States and throughout Europe.

XAGRID – Thrombocythemia

Sales for the three months to June 30, 2008 were $20.6 million, an increase of 20% compared to the same period in 2007 (2007: $17.1 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 10% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 10% increase.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Sales for the three months to June 30, 2008 were $80.8 million, an increase of 89% compared to the same period in 2007 (2007: $42.7 million).  The sales growth was primarily driven by increased unit sales in North America, EU, Latin America, and Asia Pacific.  The product is now approved for marketing and commercial distribution in 40 countries.  Exchange rate movements against the US dollar contributed 12% to the growth compared to the prior year.

REPLAGAL – Fabry disease

Sales for the three months to June 30, 2008 were $44.7 million, an increase of 40% compared to the same period in 2007 (2007: $31.9 million).  The sales growth was primarily driven by increased unit sales in the EU and Latin America.  The product is now approved for marketing and commercial distribution in 42 countries.  Exchange rate movements against the US dollar contributed 11% to the growth compared to the prior year.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Euros and Pounds sterling), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	3 months to June 30, 2008 sales $M	3 months to June 30, 2008 sales growth in local currency %	3 months to June 30, 2008 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	13.5	+4	+21	+17
REPLAGAL sales in Euros	26.3	+21	+40	+19
ELAPRASE sales in Euros	37.4	+50	+74	+24
XAGRID sales in Pounds Sterling	7.1	+20	+19	-1
CALCICHEW sales in Pounds Sterling	12.8	+6	+5	-1
REMINYL and REMINYL XL sales in Pounds Sterling	8.2	+19	+18	-1
REPLAGAL sales in Pounds Sterling	6.5	+10	+9	-1
ELAPRASE sales in Pounds Sterling	7.8	+23	+22	-1

Royalties

Royalty revenue increased by 1% to $64.8 million for the three months to June 30, 2008 (2007: $64.0 million).  The following table provides an analysis of Shire’s royalty income:
	3 months to June 30, 2008	3 months to June 30, 2007	Change
	$M	$M	%
3TC	35.6	39.0	-9	(1)
ZEFFIX	10.8	10.4	4	(2)
Others	18.4	14.6	26
Total	64.8	64.0	1
(1)	The impact of foreign exchange movements has contributed 7% to the reported growth.
(2)	The impact of foreign exchange movements has contributed 13% to the reported growth.

3TC – HIV infection and AIDS

Shire receives royalties from GSK on worldwide 3TC sales.  Royalties from sales of 3TC for the three months to June 30, 2008 were $35.6 million, (2007: $39.0 million). Excluding favorable foreign exchange movements of 7%, there has been a decline of 16% compared to the same period in 2007.  While the nucleoside analogue market for HIV has continued to grow, competitive pressures from new products and entrants to the market have increased, leading to a decline in 3TC sales.

ZEFFIX – Chronic hepatitis B infection

Shire receives royalties from GSK on worldwide ZEFFIX sales.  Royalties from sales of ZEFFIX for the three months to June 30, 2008 were $10.8 million, an increase of 4% (2007: $10.4 million).  The impact of foreign exchange movements has contributed 13% to the reported growth; excluding favorable foreign exchange movements there has been a decrease of 9% compared to the same period in 2007.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen Pharmaceutical N.V. (“Janssen”), an affiliate of Johnson & Johnson.  Shire has exclusive marketing rights in the UK and the Republic of Ireland.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow.

Litigation proceedings relating to 3TC, COMBIVIR, EPIVIR, EPZICOM, RAZADYNE, RAZADYNE ER, REMINYL, REMINYL XL and ZEFFIX are ongoing.  Further information on these litigations can be found in ITEM 1 of Part I of this Form 10-Q.

Cost of product sales

The cost of product sales increased to $142.9 million for the three months to June 30, 2008 (20% of product sales), up from $74.0 million in the corresponding period in 2007 (2007: 15% of product sales).

For the three months to June 30, 2008 cost of product sales included charges of $53.4 million (8% of product sales) (2007: $nil) relating to the write down of inventory and other exit costs for DYNEPO, which the Company has decided to stop commercializing, depreciation of $3.0 million (2007: $2.9 million) and amortization of $0.4 million (2007: $nil).  Excluding these charges, cost of product Sales decreased as a percentage of product sales to 12% (2007: 14% of product sales).

Research and development (R&D)

R&D expenditure increased to $145.3 million for the three months to June 30, 2008 (21% of product sales), up from $103.1 million in the corresponding period in 2007.  For the three months to June 30, 2008 R&D included $6.5 million (1% of product sales) (2007: $nil) relating to the cost of exiting post-approval marketing commitments for DYNEPO which the Company has decided to stop commercializing. R&D also includes depreciation of $3.1 million (2007: $ 3.1 million).

Contributing to the increased R&D expenditure in the second quarter of 2008 over 2007 were costs associated with projects in-licensed and acquired since the second half of 2007, including PLICERA, SPD550, AMIGAL, JUVISTA and METAZYM, together with Phase 3(b) and Phase 4 studies to support new product launches.

Selling, general and administrative (SG&A) expenses

SG&A expenses increased by 53% to $428.8 million for the three months to June 30, 2008 from $280.6 million in the corresponding period in 2007. SG&A expenses for the second quarter of 2008 include intangible asset impairment charges of $90.4 million (13% of product sales) (2007: $nil) in respect of DYNEPO, increased amortization of intangible assets of $31.0 million (2007: $17.6 million) (increased due to VYVANSE, launched July 2007) and costs associated with the introduction of a new holding company of $6.6 million (2007: $nil). Other increases in SG&A mainly relate to the increase in advertising, promotional and marketing spend to support VYVANSE and LIALDA/ MEZAVANT. SG&A also includes depreciation charges of $11.2 million, (2007: $9.9 million).

In Process R&D charge

During the three months to June 30, 2008 the Company recorded an in-process R&D charge of $135.0 million in respect of the acquisition of the global rights to the clinical candidate arylsulfatase-A currently known as METAZYM, (HGT-1111) from Zymenex.

During the three months to June 30, 2007 Shire expensed the portion of the New River purchase price allocated to in-process R&D totaling $1,896.0 million.  This amount represented the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, including the adult indication of VYVANSE.

Gain on sale of product rights

For the three months to June 30, 2008 Shire recognized gains of $9.1 million (2007: $5.0 million) arising from product divestment in 2007, including $8.6 million from the sale of non-core products to Almirall. These gains were deferred at December 31, 2007 pending the transfer of the relevant consents.

Interest income

For the three months to June 30, 2008 Shire received interest income of $6.5 million (2007: $14.9 million).  Interest income primarily relates to interest received on cash and cash equivalents.  Interest income for the three months to June 30, 2008 is lower than the same period in 2007 due to lower average cash and cash equivalent balances and lower average US Dollar interest rates.

Interest expense

For the three months to June 30, 2008 the Company incurred interest expense of $16.8 million (2007: $28.0 million).  In the three months to June 30, 2007 interest expense included a $7.9 million write-off of deferred financing charges on repayment of term loans used to fund the acquisition of New River following the issue of the $1.1 billion convertible bonds in May 2007.

In both three month periods to June 30, 2008 and 2007 interest expense includes a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-Transkaryotic Therapies, Inc. (“TKT”) shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. A trial date of December 10, 2008 has been set. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.   Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

The annual effective tax rate applied to the results for the three months to June 30, 2008 was adversely influenced by items (such as the United States research and development tax credit which at June 30, 2008 has yet to be reinstated) that cannot at this time be included in the Company’s estimate of the expected annual effective tax rate. The impact of such items may subsequently be recognized within the expected annual effective tax rate when, in the case of the US research tax credit, tax law changes are enacted.

The effective rate of tax for the three months to June 30, 2008 was -0.3%, (2007: -1%). During both three month periods to June 30, 2008 and 2007 the effective rate of tax was adversely affected by in-process R&D charges of $135 million, (2007: $1,896 million) for which no tax benefit has been recorded. Excluding the impact of these in-process R&D charges, the effective rate of tax for the three months to June 30, 2008 was 0.3% (2007: 23%).

The effective rate of tax excluding in-process R&D charges in the second quarter of 2008 was 22.7% lower than the corresponding period in 2007. This lower effective rate of tax in 2008 over 2007 principally resulted from a permanent tax benefit of $11.4 million, (20% benefit to the effective rate of tax excluding IPR&D charges), recognized in the three months to June 30, 2008 on the debtor substitution of the Company’s convertible bond on the Scheme of Arrangement in May 2008, see Liquidity and capital resources section below. The effective rate of tax excluding IPR&D charges in 2008 further benefited from the release of deferred tax liabilities, at a rate higher than the effective rate of tax, following the impairment of the DYNEPO intangible asset.

Equity in earnings of equity method investees

Net losses of equity method investees of $1.9 million were recorded for the three months to June 30, 2008 (2007: earnings $0.7 million).  This comprised earnings of $1.5 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2007: $3.1 million) offset by losses of $3.4 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2007: loss $2.4 million).

Results of operations for the six months to June 30, 2008 and 2007

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to June 30, 2008	6 months to June 30, 2007	change
	$M	$M	%
Product sales	1,337.4	965.7	38
Royalties	129.9	123.5	5
Other	10.5	13.9	-24
Total	1,477.8	1,103.1	34

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to June 30, 2008 $M	6 months to June 30, 2007 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	557.9	504.2	11	-5%
VYVANSE	119.6	-	n/a	n/	a
DAYTRANA	42.9	31.8	35	-8%

GI
PENTASA	89.0	84.0	6	-2%
LIALDA / MEZAVANT	59.2	5.0	n/a	n/	a

GP
FOSRENOL(1)	78.6	47.3	66	-5%
DYNEPO(1)	13.7	1.9	n/a	n/	a
CALCICHEW	27.5	25.6	7	n/	a
CARBATROL	34.1	33.4	2	-4%
REMINYL/REMINYL XL	17.0	14.6	16	n/	a
XAGRID	39.3	31.6	24	n/	a
Other product sales	19.1	52.6	-64	n/	a
	1,097.9	832.0	32
Human Genetic Therapies

ELAPRASE	152.3	69.3	120	n/	a
REPLAGAL	87.2	64.4	35	n/	a
	239.5	133.7	79	n/	a
Total product sales	1,337.4	965.7	38	n/	a

(1)	Reclassified to GP following Shire’s decision to stop the commercialization of DYNEPO.

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, June 2008. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

ADDERALL XR

As a result of the launch of VYVANSE in July 2007 ADDERALL XR’s average share of the US ADHD market for the six months to June 30, 2008 fell to 23.4% (2007: 26.3%). US prescriptions for ADDERALL XR for the six months to June 30, 2008 decreased by 5% compared to the same period in 2007 due to a 11% decrease in average market share offset by 7% growth in the US ADHD market.

Sales of ADDERALL XR for the six months to June 30, 2008 were $557.9 million, an increase of 11% compared to the same period in 2007 (2007: $504.2 million). Product sales grew despite the decline in US prescriptions primarily due to price increases in October 2007 and in April 2008.

Litigation proceedings concerning the Company’s ADDERALL XR patents are ongoing. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

VYVANSE

VYVANSE was launched in the US market in July 2007.  For the six months to June 30, 2008 VYVANSE’s average market share was 6.7% of the US ADHD market. Product sales for the six months to June 30, 2008 were $119.6 million (2007: $nil).

By July 18, 2008 VYVANSE had achieved a US ADHD average weekly market share of 8.2% based on weekly prescription volumes.

DAYTRANA

Product sales for the six months to June 30, 2008 were $42.9 million (2007: $31.8 million).  Prescriptions reduced by 8% compared to the same period in 2007 due to a reduction in DAYTRANA’s average share of the US ADHD market from 2.2% to 1.9% in 2008.

Despite the decrease in prescriptions compared to 2007, sales of DAYTRANA grew 35% due to lower sales deductions (primarily lower coupon deductions compared to 2007 which was impacted by launch coupon programs) and a price increase on January 1, 2008.

On June 9, 2008 Shire announced a voluntary recall of a limited portion of DAYTRANA patches because certain patches did not meet their release liner removal specifications which may have resulted in some patients and caregivers having difficulties removing the liners.  The voluntary recall was not due to safety issues.  Shire and Noven Pharmaceuticals Inc. (the manufacturer of DAYTRANA) continue to pursue enhancements to the product and to work closely with the FDA to implement changes that may improve the usability of DAYTRANA. No interruption in the production of DAYTRANA is anticipated.

The addition of VYVANSE combined with ADDERALL XR and DAYTRANA’s market share helped Shire grow its total average share of the US ADHD market to 32.1% for the six months to June 30, 2008 (2007: 28.6%). Shire has the leading portfolio of products in the US ADHD market.

PENTASA

Sales of PENTASA for the six months to June 30, 2008 were $89.0 million, an increase of 6% compared to the same period in 2007 (2007: $84.0 million).  Sales grew despite a decrease in prescriptions due to the impact of a price increase in April 2008 and August 2007.

US prescriptions for the six months to June 30, 2008 were down 2% compared to the same period in 2007 primarily due to a 3.3% decrease in PENTASA’s US average market share from 17.5% in 2007 to 16.9% in 2008, offset by a 1.8% increase in the US oral mesalamine prescription market.

LIALDA/MEZAVANT

Shire launched LIALDA in the US oral mesalamine market in March 2007, and during the six months to June 30, 2008 LIALDA had reached an average market share of 10%. LIALDA’s product sales in the US for the six months to June 30, 2008 were $57.6 million (2007: $5.0 million).

Sales of MEZAVANT outside the US for the six months ended June 30, 2008 were $1.6 million (2007: $nil). The product was launched as MEZAVANT XL in the UK in November 2007 and as MEZAVANT in Canada and Germany in January and February 2008 respectively. Shire launched MEZAVANT XL in Ireland in April 2008 and further launches are planned in certain other EU countries during 2008, subject to the successful conclusion of pricing and reimbursement negotiations.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined average market share of the US oral mesalamine market grew to 26.9% for the six months to June 30, 2008 up from 18.9% for the corresponding period to June 30, 2007.

FOSRENOL

FOSRENOL has been launched in 29 countries and global sales totaled $78.6 million for the six months to June 30, 2008 (2007: $47.3 million). Sales of FOSRENOL outside the US for the six months ended June 30, 2008 were $35.0 million (2007: $15.6 million).

US sales of FOSRENOL for the six months to June 30, 2008 were up 37.5% to $43.6 million compared to the same period in 2007 (2007: $31.7 million).

FOSRENOL’s average quarterly prescription share of the US phosphate binder retail market decreased to 8.2% for the six months to June 30, 2008 (2007: 8.6%). Contributing to product sales increase were price increases in October 2007 and February 2008.  As a consequence of focusing on specialist physicians, clinics and dialysis centers, FOSRENOL’s dollar share of the non-retail market has increased to 17.2% in June 2008 compared to 12.3% in June 2007.

Effective April 16, 2008 Shire and Abbott Laboratories Inc. mutually agreed to terminate their Co-Promotion Agreement for FOSRENOL in the United States.  Shire will continue to promote FOSRENOL on its own in the United States and throughout Europe.

XAGRID

Sales for the six months to June 30, 2008 were $39.3 million, an increase of 24% compared to the same period in 2007 (2007: $31.6 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 14% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 10% increase.

ELAPRASE

Sales for the six months to June 30, 2008 were $152.3 million, an increase of 120% compared to the same period in 2007 (2007: $69.3 million).  The sales growth was primarily driven by increased unit sales in major markets in the EU, North America, Latin America, and Asia Pacific. The product is now approved for marketing and commercial distribution in 40 countries. Exchange rate movements against the US dollar contributed 13% to the growth compared to the prior year. In order to support future demand for ELAPRASE globally, additional manufacturing capacity is currently being added in Lexington, MA, which is expected to come on line in late 2009.

REPLAGAL

Sales for the six months to June 30, 2008 were $87.2 million, an increase of 35% compared to the same period in 2007 (2007: $64.4 million).  The sales growth was primarily driven by increased unit sales in markets in Europe and Latin America.  The product is now approved for marketing and commercial distribution in 40 countries. Exchange rate movements against the US dollar contributed 10% to the growth compared to prior year.

Foreign exchange effect

As many of the Company’s sales revenues are earned in currencies other than US dollars (primarily Euros and Pounds sterling), revenue growth reported in US dollars includes the impact of translating the sales made in a local currency, into US dollars.  The table below shows the effect of foreign exchange translations on the revenue growth of the key affected products as well as the underlying performance of key products in their local currency:

	6 months to June 30, 2008 sales $M	6 months to June 30, 2008 sales growth in local currency %	6 months to June 30, 2008 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	25.4	+11	+27	+16
REPLAGAL sales in Euros	51.3	+17	+35	+18
ELAPRASE sales in Euros	69.3	+67	+92	+25
XAGRID sales in Pounds Sterling	13.9	+19	+19	-
CALCICHEW sales in Pounds Sterling	25.2	+10	+10	-
REMINYL and REMINYL XL sales in Pounds Sterling	15.8	+18	+18	-
REPLAGAL sales in Pounds Sterling	12.9	+13	+13	-
ELAPRASE sales in Pounds Sterling	14.5	+110	+110	-

Royalties

Royalty revenue increased by 5% to $129.9 million for the six months to June 30, 2008 (2007: $123.5 million).  The following table provides an analysis of Shire’s royalty income:

	6 months to June 30, 2008	6 months to June 30, 2007	Change
	$M	$M	%
3TC	72.9	74.5	-2	(1)
ZEFFIX	21.2	19.4	+9	(2)
Others	35.8	29.6	+21
Total	129.9	123.5	+5
(1)	The impact of foreign exchange movements has contributed 7% to the reported growth.
(2)	The impact of foreign exchange movements has contributed 13% to the reported growth.

3TC

Shire receives royalties from GSK on worldwide 3TC sales.  Royalties from sales of 3TC for the six months to June 30, 2008 were $72.9 million (2007: $74.5 million). Excluding favorable foreign exchange movements of 7%, there has been a decline of 9% compared to the same period in 2007. While the nucleoside analogue market for HIV has continued to grow, competitive pressures from new products and entrants to the market have increased, leading to a decline in 3TC sales.

ZEFFIX

Shire receives royalties from GSK on worldwide ZEFFIX sales.  Royalties from sales of ZEFFIX for the six months to June 30, 2008 were $21.2 million, an increase of 9% compared to the same period in 2007 (2007: $19.4 million). The impact of foreign exchange movements has contributed 13% to the reported growth; excluding favorable foreign exchange movements there has been a decrease of 4% compared to the same period in 2007.

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

Cost of product sales

The cost of product sales increased by 65% to $233.2 million for the six months to June 30, 2008 (17% of product sales), up from $141.3 million in the corresponding period in 2007 (2007: 15% of product sales). For the six months to June 30, 2008 cost of product sales included charges of $53.4 million (4% of product sales) (2007: $nil) relating to the write down of inventory and other exit costs in respect of DYNEPO which the Company has decided to stop commercializing, depreciation of $5.6 million (2007: $5.9 million) and amortization of $0.9 million (2007: $nil).

Research and development (R&D)

R&D expenditure increased to $267.3 million for the six months to June 30, 2008 (20% of product sales), up from $184.2 million in the corresponding period in 2007 (2007: 19% of product sales). For the six months to June 30, 2008 R&D included $6.5 million (2007: $nil) relating to the cost of exiting post-approval marketing commitments for DYNEPO, which the Company has decided to stop commercializing.

Contributing to the increased R&D expenditure in 2008 over 2007 are projects in-licensed and acquired since the second half of 2007 including SPD 550, PLICERA, AMIGAL, JUVISTA and METAZYM together with Phase 3(b) and Phase 4 studies to support new product launches. R&D also includes depreciation of $6.0 million (2007: $5.5 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased by 47% to $763.3 million in the six months to June 30, 2008 compared to $519.2 million in the six months to June 30, 2007.  As a percentage of product sales, SG&A expenses were 57% (2007: 54%).

SG&A for the six months to June 30, 2008 includes intangible asset impairment charges of $90.4 million (7% of product sales) (2007: $nil) in respect of DYNEPO, increased amortization of intangible assets of $61.9 million (2007: $32.9 million) (increased due to VYVANSE, launched July 2007), and costs associated with the introduction of a new holding company of $12.2 million (2007: $nil). Other increases in SG&A expenses mainly relate to the increase in advertising, promotional and marketing spend to support VYVANSE and LIALDA/MEZAVANT. SG&A includes depreciation charges of $22.0 million (2007: $19.4 million).

In Process R&D charge

For the six months to June 30, the Company recorded an in-process R&D charge of $135.0 million in respect of the acquisition of the global rights to the clinical candidate arylsultatase – A currently known as METAZYM (HGT–1111), being investigated for the treatment of MLD, from Zymenex. METAZYM has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing. The product has been granted orphan drug designation in the US and in the EU. This product will now be referred to as HGT-1111. At the time of the acquisition of METAZYM, Shire's management estimated that future R&D costs until regulatory approval for METAZYM for the treatment of MLD in the US and the EU will be approximately $80 to $90 million. This estimate can be affected by various factors both internal and external and is, in part, based on management’s estimate and assumptions. For this reason, among others, the actual cash flows may vary from forecast future cash flows.

During the six months to June 30, 2007 Shire expensed the portion of the New River purchase price allocated to in-process R&D totaling $1,896.0 million. This amount represented the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, including the adult indication of VYVANSE. On April 23, 2008 Shire announced that the FDA had approved the adult indication for VYVANSE, and Shire launched VYVANSE for adult ADHD in the US in June 2008. In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children, and Shire expects to submit the regulatory filing for VYVANSE in Europe for the treatment of ADHD in children aged 6 to 17 in 2010. At June 30, 2008 management estimated that future R&D costs until regulatory approval for VYVANSE for ADHD in RoW are approximately $50 to $70 million. These estimates can be affected by various factors and are, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Gain on sale of product rights

For the six months to June 30, 2008 Shire recognized gains of $16.7 million (2007: $5.0 million) on the sale of non-core product rights. Shire realized a gain of $5.0 million from the sale of certain hormone replacement therapy products to Meda AB and also recognized $11.7 million of gains deferred at December 31, 2007 resulting from the sale of other non-core products during 2007. These gains were deferred at December 31, 2007 pending the transfer of the relevant consents.

Interest income

For the six months to June 30, 2008 Shire received interest income of $19.2 million (2007: $34.7 million).  Interest income primarily relates to interest received on cash and cash equivalents.  Interest income for the six months to June 30, 2008 is lower than the same period in 2007 due to lower average cash balances and lower average US Dollar interest rates.

Interest expense

For the six months to June 30, 2008 the Company incurred interest expense of $34.1 million (2007: $35.8 million).   In 2007 interest expense included a $7.9 million write-off of deferred financing costs on repayment of term loans used to fund the acquisition of New River following the issue of the $1.1 billion convertible bonds in May 2007.

In both six month periods to June 30, 2008 and 2007 interest expense includes a provision for interest, which may be awarded by the Court in respect of amounts due to those ex-TKT shareholders who have requested appraisal of the acquisition consideration payable for their TKT shares. A trial date of December 10, 2008 has been set. For further information see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Other income

Other income includes a gain of $9.4 million arising from the sale of Shire’s minority equity investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders. The disposal generated cash consideration of $10.3 million.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28.  For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.  Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

The annual effective tax rate applied to the results for the six months to June 30, 2008 was adversely influenced by items (such as the United States research and development tax credit which at June 30, 2008 has yet to be reinstated) that cannot at this time be included in the Company’s estimate of the expected annual effective tax rate.  The impact of such items may subsequently be recognized within the expected annual effective tax rate when, in the case of the US research and development tax credit, tax law changes are enacted.

The effective rate of tax for the six months to June 30, 2008 was 47%, (2007: -4%). During both six month periods to June 30, 2008 and 2007 the effective rate of tax was adversely affected by in-process R&D charges of $135 million, (2007: $1,896 million) for which no tax benefit has been recorded. Excluding the impact of these in-process R&D charges, the effective rate of tax for the six months to June 30, 2008 was 19% (2007: 25%). The effective rate of tax excluding in-process R&D charges in the six months to June 30, 2008 was 6% lower than the corresponding period in 2007 principally due to a permanent tax benefit arising on the debtor substitution of the Company’s convertible bond on the Scheme of Arrangement in May 2008, see Liquidity and capital resources section below. The effective rate of tax excluding IPR&D changes in 2008 further benefited from the release of deferred tax liabilities, at a rate higher than the effective rate of tax, following the impairment of the DYNEPO intangible assets.

Equity in earnings of equity method investees

Net losses of equity method investees of $0.3 million were recorded for the six months to June 30, 2008 (2007: $1.2 million earnings). This comprised earnings of $2.8 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2007: $3.1 million) offset by losses of $3.1 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2007: loss $1.9 million).

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

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available.  The Company intends to defend its intellectual property and as a result may need cash to fund the cost of litigation.

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

Facility agreement

In connection with the Scheme of Arrangement, with effect from May 23, 2008, Shire plc entered into an accession and amendment deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent (the “Accession and Amendment Deed”) relating to the Company’s $1,200 million facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007) between, among others, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, Lloyds TSB Bank plc, Bank of America, N.A. and Morgan Stanley Bank (the “Facility Agreement”). The following is a description of the material amendments to the Facility Agreement, affected pursuant to the Accession and Amendment Deed, which took effect on May 23, 2008, immediately prior to the Scheme of Arrangement becoming effective.

Shire Limited acceded to the Facility Agreement as a borrower and guarantor, and Shire Holdings UK Limited, a wholly-owned subsidiary of Shire plc, acceded to the Facility Agreement as a borrower. Shire plc ceased to be a party to the Facility Agreement as a guarantor (although it remains a party to the Facility Agreement as a borrower). The Facility Agreement was amended and restated in order to take account of the fact that Shire Limited is incorporated in Jersey and tax resident in the Republic of Ireland, exclude the Scheme of Arrangement between Shire plc and its shareholders from the mandatory prepayment provisions contained in the Facility Agreement, and amend the financial covenants contained in the Facility Agreement in order to ensure that if the level of interest awarded in the TKT appraisal rights litigation differs from that provided for in Shire’s accounts, any excess or shortfall would be treated as if it had been provided for on a pro rata basis in accounting periods up to the time of judgement, to avoid a technical breach of the Facility Agreement in the accounting period in which the judgement occurs.

2.75% Convertible Bonds due 2014

In connection with the Scheme of Arrangement Shire entered into:

(i)           a supplemental trust deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited as Trustee (the “Supplemental Trust Deed”) relating to a trust deed dated May 9, 2007 (the “Trust Deed”) constituting the US $1,100,000,000 2.75% Convertible Bonds due 2014 (the “Convertible Bonds”) originally issued by Shire; and

(ii)           an accession and amendment agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited as Trustee and The Bank of New York as Paying and Conversion Agent (the “Accession and Amendment Agreement”) relating to a paying and conversion agency agreement dated May 9, 2007 (the “Agency Agreement”) between Shire plc, BNY Corporate Trustee Services Limited as Trustee and The Bank of New York as Paying and Conversion Agent.

The following is a description of the material amendments to the Trust Deed, effected pursuant to the Supplemental Trust Deed, and to the Agency Agreement, effected pursuant to the Accession and Amendment Agreement, each of which took effect on May 23, 2008, immediately prior to the Scheme of Arrangement becoming effective.

Shire Limited was substituted in place of Shire plc as principal obligor under, and issuer of, the Convertible Bonds, and Shire Limited acceded to, and assumed all Shire plc’s obligations under, the Trust Deed and the Agency Agreement. Shire plc ceased to be a party to the Trust Deed and the Agency Agreement. The Trust Deed, the Agency Agreement and the terms and conditions of the Convertible Bonds were amended and restated in order to, among other things, provide that the Convertible Bonds will, following the substitution, be convertible into ordinary shares of Shire Limited.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt/cash funds (excluding restricted cash), as at June 30, 2008 and June 30, 2007:

	June 30, 2008 $’M	June 30, 2007 $’M
Cash and cash equivalents	801.2	598.5
Convertible debt	(1,100)	(1,100.0)
Building financing obligation	(34.4)	-
Total debt	(1,134.4)	(1,100.0)
Net (debt) / cash funds	(333.2)	(501.5)

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2008 was $246.1 million compared to $284.4 million for the six months to June 30, 2007. This decrease was primarily as a result of payments in respect of the acquisition of METAZYM from Zymenex, tax payments and  settlement of the 2003 TKT class action law suit partially offset by strong cash flows from operations during the six months to June 30, 2008.

Net cash used in investing activities was $68.7 million in the six months to June 30, 2008. This included expenditure on purchases of property, plant and equipment of $89.4 million and long-term investments of $1.1 million, which were partially offset by $10.3 million from the sale of long term assets and $5.0 million received from the sale of product rights. Capital expenditure on property, plant and equipment included $54.1 million on construction work at Shire’s office and manufacturing facilities in Lexington, Massachusetts, $24.0 million on IT at the Wayne, Pennsylvania, US headquarters, $3.4 million on construction work and $3.3 million on IT at the Basingstoke, UK Head Office.

Net cash used in investing activities was $2,525.0 million in the six months to June 30, 2007. This included expenditure on the acquisition of New River, net of cash acquired, of $2,458.6 million and acquisition expenses of $60.4m, purchases of property, plant and equipment of $33.6 million, intangible assets of $31.8 million and long-term investments of $5.8 million, which were partially offset by deposits/proceeds from the sale of product rights of $16.8m and $55.8m received on maturity of New River short term investments. Capital expenditure on property, plant and equipment included $11.4 million on IT at the Wayne, Pennsylvania, US headquarters and $6.2 million on IT at the Basingstoke, UK Head Office; $1.5 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $4.7 million and $3.8 million on leasehold improvements and IT equipment respectively, at Shire’s site in Cambridge, Massachusetts.  Capital expenditure on intangible assets included a $25 million sales milestone paid to Noven for DAYTRANA.

Net cash used in financing activities was $142.8 million for the six months to June 30, 2008 of which $104.1 million related to payments to acquire shares by the ESOT and $36.4 million to the dividend payment.

Net cash provided by financing activities was $1,708.8 million for the six months to June 30, 2007. On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million under the Facility Agreement to partially fund the acquisition of New River, which were subsequently repaid in the period. Shire incurred $14.4 million of arrangement costs in the six months to June 30, 2007. In May 2007 Shire issued $1.1 billion principal amount of convertible bonds due 2014. The net proceeds of the issue of the Bonds were $1.1 billion with associated issue costs of $18.3 million. On February 20, 2007 Shire plc raised $877.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, Shire plc received $7.0 million from the exercise of warrants and $24.1 million from the exercise of stock options, made payments to acquire treasury stock of $99.9 million and paid a dividend of $29.4 million.

Obligations and commitments

During the six months to June 30, 2008 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2007. See ITEM 1, Note 14 for further details.

On July 3, 2008 Shire announced that it was launching a voluntary public takeover offer for all shares in Jerini AG and also entered into sale and purchase agreements in respect of approximately 50% of Jerini's issued share capital for a total amount of €184 million.  See Item 1, Note 20 for further details.

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

Critical accounting estimates are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2007. Material updates to those estimates discussed in Shire’s Annual Report on Form 10-K are discussed below.

Valuation of intangible assets

(a)     General

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As at June 30, 2008 the carrying value of such intangibles was $1,646 million, which primarily related to the Company’s DAYTRANA ($155 million), FOSRENOL ($18 million), PENTASA ($77 million), REMINYL ($21 million), REPLAGAL ($311 million), VYVANSE ($1,040 million) and XAGRID ($12 million) products.  Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of the Company’s market risk exposure. There have been no material changes in the Company’s exposure to market risk since December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

As at June 30, 2008, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 14(xii), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2008 Shire Limited became the holding company of Shire plc (the former holding company of the Shire Group) pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 that was approved by the High Court of Justice in England and Wales and the shareholders of Shire plc. Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £0.05, of Shire plc were exchanged for ordinary shares, each having a nominal value of £0.05, of Shire Limited, on a one-for-one basis. The Scheme of Arrangement did not involve any payment for the Shire Limited Ordinary Shares.

The Shire Ordinary Shares underlying the Shire American Depositary Shares, each representing three Shire Ordinary Shares, participated in the Scheme of Arrangement like all other Shire Ordinary Shares. The Scheme of Arrangement did not involve any payment for the Shire Limited ADSs.

Shire plc effected the Scheme of Arrangement after a hearing upon the fairness of the terms of the Scheme of Arrangement to holders of Shire plc ordinary shares within the meaning of Section 3(a)(10) under the US Securities Act of 1933, as amended, and the New Shire Ordinary Shares were not registered thereunder in reliance on the exemption from registration provided by Section 3(a)(10).

For further information, see Form 8-K filed May 23, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Extraordinary General Meeting of Shareholders was held on May 9, 2008 to consider approving a scheme of arrangement whereby Shire Limited would be established as the holding company of Shire plc. Resolutions proposing the reduction of capital of Shire Limited and the assumption by Shire Limited of certain existing Shire plc share schemes were also considered at the meeting.

The resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

Resolution	For*	Against	Votes withheld**
1. To approve the scheme of arrangement and other matters	327,897,582 (99.64%)	1,186,103 (0.36%)	685,056
2. To approve the reduction of capital of Shire Limited	328,989,164 (99.78%)	724,043 (0.22%)	55,534
3. To approve the adoption by Shire Limited of the Shire Sharesave Scheme and to approve the authorization given to the directors of Shire Limited in relation thereto	328,193,037 (99.54%)	1,511,376 (0.46%)	64,328
4. To approve the adoption by Shire Limited of the Shire Employee Stock Purchase Plan	328,231,073 (99.55%)	1,474,257 (0.45%)	63,411

5. To approve the adoption by Shire Limited of Part A of the Shire Portfolio Share Plan	288,944,476 (88.23%)	38,538,346 (11.77%)	2,285,919
6. To approve the adoption by Shire Limited of Part B of the Shire Portfolio Share Plan	288,937,726 (87.64%)	40,743,201 (12.36%)	87,814

* These figures included discretionary votes
** Votes withheld enable the voter to abstain on any particular resolution and are not counted in the proportion of votes “for” or “against”

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)

3.01	Articles of Association of Shire Limited as adopted by special resolution on May 8, 2008.(4)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(5)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (6)

4.03	Form of Ordinary Share Certificate of Shire Limited. (7)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (8)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (9)
10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (10)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (11)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (12)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (13)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (14)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (15)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (16)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (17)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (18)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (19)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (20)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (21)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (22)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (23)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (24)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (25)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (27)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (28)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (29)

21	List of Subsidiaries. (30)

31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.
(4)	Incorporated by reference to Exhibit 3.01 to Shire’s Form 8-K filed on May 23, 2008.
(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.
(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.
(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.
(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.
(9)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.
(10)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.
(11)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.
(12)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.
(13)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.
(14)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.
(15)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.
(16)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.
(17)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.
(18)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.
(19)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.
(20)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.
(21)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.
(22)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.
(23)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(24)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.
(25)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.
(26)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.
(27)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.
(28)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.
(29)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.
(30)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K/A filed on May 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHIRE LIMITED

  (Registrant)

Date:

August 4, 2008	/s/ Angus Russell
	By:	Angus Russell
Chief Executive Officer

Date:
August 4, 2008	/s/ Graham Hetherington
	By:	Graham Hetherington
Chief Financial Officer