Form 10-Q
period 2008-09-30
Shire plc
filed 2008-11-10
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008

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

As at November 6, 2008 the number of outstanding ordinary shares of the Registrant was 560,026,882.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization including, but not limited to, the establishment in the market of VYVANSE® (lisdexamfetamine dimesylate) (Attention Deficit and Hyperactivity Disorder (“ADHD”)); the impact of competitive products, including, but not limited to, the impact of those on the Company’s ADHD franchise; patents, including but not limited to, legal challenges relating to the Company’s ADHD franchise; government regulation and approval, including but not limited to the expected product approval date of INTUNIV™ (guanfacine extended release) (ADHD); the Company’s ability to secure new products for commercialization and/or development; the Company’s ability to successfully integrate its stake in Jerini AG, as well as realize the anticipated benefits of the acquisition; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

Shire Product	Active ingredient
ADDERALL® XR	(mixed salts of a single-entity amphetamine)
ADDERALL®	(mixed salts of a single-entity amphetamine)
AMIGAL™	(migalastat hydrochloride) (trademark of Amicus Therapeutics (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
COMBIVIR®	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
DAYTRANA®	(methylphenidate transdermal system)
DYNEPO®	(epoetin delta) (trademark of Sanofi-Aventis)
ELAPRASE®	(idursulfase)
EPIVIR®	(lamivudine) (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM)	(lamivudine) (trademark of GSK)
FIRAZYR®	(icatibant)
FOSRENOL®	(lanthanum carbonate)
INTUNIV™	(guanfacine – extended release)
JUVISTA®	(human TGFβ3) (trademark of Renovo)
LIALDA®	(mesalamine)
MEZAVANT®	(mesalazine)
PENTASA®	(mesalamine) (trademark of Ferring)
PLICERA™	(isofagomine tartrate) (trademark of Amicus)
RAZADYNE®	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL®	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE®	(trademark of Barr Laboratories Inc. (“Barr”))
VYVANSE®	(lisdexamfetamine dimesylate)
XAGRID ™	(anagrelide hydrochloride)
ZEFFIX®	(lamivudine) (trademark of GSK)
3TC®	(lamivudine) (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2008 $’M	December 31, 2007 $’M
ASSETS
Current assets:
Cash and cash equivalents		473.3	762.5
Restricted cash		31.8	39.5
Accounts receivable, net	5	489.8	441.5
Inventories, net	6	149.6	174.1
Assets held for sale	7	40.0	10.6
Deferred tax asset		97.3	143.3
Prepaid expenses and other current assets	8	143.6	125.3
Total current assets		1,425.4	1,696.8

Non current assets:
Investments	9	52.9	110.2
Property, plant and equipment, net		496.5	368.6
Goodwill		335.5	219.4
Other intangible assets, net	10	1,842.7	1,764.5
Deferred tax asset		124.1	143.7
Other non-current assets		76.7	26.9
Total assets		4,353.8	4,330.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	703.1	674.2
Deferred tax liability		4.2	11.3
Liability to dissenting shareholders	20	567.5	480.2
Other current liabilities	12	64.0	96.5
Total current liabilities		1,338.8	1,262.2

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long term debt		32.2	32.9
Deferred tax liability		339.6	332.4
Other non-current liabilities	13	397.2	375.6
Total non-current liabilities		1,869.0	1,840.9

Total liabilities		3,207.8	3,103.1
Commitments and contingencies	14

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	Notes	September 30, 2008 $’M	December 31, 2007 $’M

Minority interest		2.4	-

Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 560.0 million shares issued and outstanding (2007: 750 million shares authorized; and 556.8 million shares issued and outstanding)		55.5	55.2
Exchangeable shares: nil shares issued and outstanding (2007: 0.7 million)	17	-	33.6
Treasury stock: 21.0 million shares (2007 : 10.3 million shares)		(410.9)	(280.8)
Additional paid-in capital		2,575.2	2,503.4
Accumulated other comprehensive income		85.6	55.7
Accumulated deficit		(1,161.8)	(1,140.1)
Total shareholders’ equity		1,143.6	1,227.0
Total liabilities and shareholders’ equity		4,353.8	4,330.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	3 months to September 30, 2008 $’M	3 months to September 30, 2007(1) $’M	9 months to September 30, 2008 $’M	9 months to September 30, 2007(1) $’M
Revenues:
Product sales		712.5	543.1	2,049.9	1,508.8
Royalties		60.8	61.9	190.7	185.4
Other revenues		5.3	3.7	15.8	17.6
Total revenues		778.6	608.7	2,256.4	1,711.8
Costs and expenses:
Cost of product sales (1) (2) (3)		84.2	83.4	317.4	224.7
Research and development (1) (3)		127.1	181.4	394.4	365.7
Selling, general and administrative (1) (2)		320.4	328.4	1,083.7	847.5
In-process R&D charge		120.5	-	255.5	1,896.0
Gain on sale of product rights	4	(4.0)	(7.1)	(20.7)	(12.1)
Integration costs		7.5	-	7.5	1.3
Total operating expenses		655.7	586.1	2,037.8	3,323.1
Operating income/(loss)		122.9	22.6	218.6	(1,611.3)

Interest income	16	3.8	8.0	23.0	42.7
Interest expense	20	(92.9)	(18.0)	(127.0)	(53.8)
Other (expenses)/income, net		(52.0)	(1.6)	(38.6)	0.7
Total other expenses, net		(141.1)	(11.6)	(142.6)	(10.4)
(Loss)/income from continuing operations before income taxes, minority interest and equity in earnings of equity method investees		(18.2)	11.0	76.0	(1,621.7)
Income taxes		(18.7)	23.2	(63.0)	(43.9)

Minority interest		1.3	-	1.3	-

Equity in earnings of equity method investees, net of taxes		1.6	0.5	1.3	1.7
(Loss)/income from continuing operations		(34.0)	34.7	15.6	(1,663.9)

Loss from discontinued operations		(0.9)	-	(0.9)	-
Net (loss)/income		(34.9)	34.7	14.7	(1,663.9)

(1)
For the three months to September 30, 2007 $4.6 million of depreciation was reclassified from Selling, general and administrative ("SG&A") costs to Cost of product sales ($2.1 million) and Research and development costs ($2.5 million).  For the nine months to September 30, 2007 $13.4 million of depreciation was reclassified from SG&A costs to Cost of product sales ($6.0 million) and Research and development costs ($7.4 million).

(2)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to September 30, 2008 (2007: $0.5 million) and $1.3 million for the nine months to September 30, 2008 (2007: $0.5 million). SG&A costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $30.1 million for the three months to September 30, 2008 (2007: $31.1 million) and $182.4 million for the nine months to September 30, 2008 (2007: $64.0 million).

(3)
Costs, predominantly relating to manufacturing set-up costs for new products, of $1.8 million and $5.4 million for the three months and nine months to September 30, 2007, have been reclassified from Research and development costs to Cost of product sales.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Notes	3 months to September 30, 2008		3 months to September 30, 2007		9 months to September 30, 2008		9 months to September 30, 2007
Earnings per ordinary share - basic
(Loss)/ earnings from continuing operations		(6.3c	)	6.4	c	2.9	c	(308.8c	)
Loss from discontinued operations		(0.2c	)	-		(0.2	c)	-
(Loss)/ earnings per ordinary share - basic		(6.5c	)	6.4	c	2.7	c	(308.8c	)

Earnings per ordinary share - diluted
(Loss)/earnings from continuing operations		(6.3c	)	6.3	c	2.9	c	(308.8c	)
Loss from discontinued operations		(0.2c	)	-		(0.2	c)	-
(Loss)/earnings per ordinary share – diluted		(6.5c	)	6.3	c	2.7	c	(308.8c	)

Weighted average number of shares (millions):
Basic	18	540.3		546.4		542.6		538.9
Diluted	18	540.3		554.7		545.3		538.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock $’M	Common stock Number of shares M’s	Exchange- able shares $’M	Exchange- able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu- lated other compre- hensive income $’M	Retained Earnings/ (Accumu- lated deficit) $’M	Total share- holders’ equity $’M
As at January 1, 2007	43.7	506.7	59.4	1.3	(94.8)	1,493.2	87.8	353.0	1,942.3

Effect of Scheme of Arrangement (cancellation)(1)	(43.7)	-	-	-	-	(1,493.2)	-	-	(1,536.9)

Effect of Scheme of Arrangement (issue) (1)	50.2	-	-	-	-	1,486.7	-	-	1,536.9

As at January 1, 2007 (restated)	50.2	506.7	59.4	1.3	(94.8)	1,486.7	87.8	353.0	1,942.3

Net loss for the period	-	-	-	-	-	-	-	(1,451.8)	(1,451.8)

Foreign currency translation	-	-	-	-	-	-	(15.5)	-	(15.5)

Shares issued, net of issue costs	4.3	42.8	-	-	-	873.0	-	-	877.3

Exchange of exchangeable shares	0.1	1.7	(25.8)	(0.6)	-	25.7	-	-	-

Warrants exercised	0.2	1.3	-	-	-	12.8	-	-	13.0

Options exercised	0.4	4.3	-	-	-	30.0	-	-	30.4

Share-based compensation	-	-	-	-	-	75.2	-	-	75.2

Shares purchased by the Employee Share Ownership Trust (“ESOT”)	-	-	-	-	(186.0)	-	-	-	(186.0)

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(16.5)	-	(16.5)

Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(0.1)	-	(0.1)

Dividends	-	-	-	-	-	-	-	(41.3)	(41.3)
As at December 31, 2007	55.2	556.8	33.6	0.7	(280.8)	2,503.4	55.7	(1,140.1)	1,227.0

(1)	Net increase to common stock of the Scheme of arrangement $6.5 million, see Note 2 for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the year to December 31, 2007 the Company paid dividends totaling 7.39 US cents per ordinary share, equivalent to 22.18 US cents per American Depositary Share (“ADS”), and 25.32 Canadian cents per exchangeable share.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

	Comm- on stock $’M	Common stock Number of shares M’s	Exchange- able shares $’M	Exchange- able shares Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu- lated other compre- hensive income $’M	Accumu- lated deficit $’M	Total share- holders’ equity $’M
As at January 1, 2008	55.2	556.8	33.6	0.7	(280.8)	2,503.4	55.7	(1,140.1)	1,227.0

Net income for the period	-	-	-	-	-	-	-	14.7	14.7

Foreign currency translation	-	-	-	-	-	-	20.7	-	20.7

Exchange of exchangeable shares	0.2	2.3	(33.6)	(0.7)	-	33.4	-	-	-

Costs associated with shares issued through Scheme of Arrangement	-	-	-	-	-	(2.9)	-	-	(2.9)

Options exercised	0.1	0.9	-	-	-	1.6	-	-	1.7

Share-based compensation	-	-	-	-	-	52.0	-	-	52.0

Tax deficit associated with exercise of stock options	-	-	-	-	-	(2.2)	-	-	(2.2)

Shares purchased by the ESOT	-	-	-	-	(140.2)	-	-	-	(140.2)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	-	10.1	(10.1)	-	-	-

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(39.5)	-	(39.5)

Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(5.4)	-	(5.4)

Other than temporary impairment of available for sale securities	-	-	-	-	-	-	54.1	-	54.1

Dividends	-	-	-	-	-	-	-	(36.4)	(36.4)

As at September 30, 2008	55.5	560.0	-	-	(410.9)	2,575.2	85.6	(1,161.8)	1,143.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2008 the Company declared and paid dividends of 6.47 US cents per ordinary share (equivalent to 19.41 US cents per ADS) totaling $36.4 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)

	3 months to September 30, 2008	3 months to September 30, 2007	9 months to September 30, 2008	9 months to September 30, 2007
	$’M	$’M	$’M	$’M

Net (loss)/income	(34.9)	34.7	14.7	(1,663.9)
Other comprehensive income/(loss):
Foreign currency translation adjustments	28.1	(5.0)	20.7	(13.9)
Unrealized holding loss on available-for-sale securities, net of taxes of $nil (2007: $nil)	(10.8)	(4.4)	(39.5)	(4.2)
Other than temporary impairment of available-for-sale securities, net of taxes of $nil (2007: $nil)	54.1	-	54.1	-
Realized gain on available-for-sale securities, net of taxes of $4.0 million (2007: $nil)	-	-	(5.4)	-
Comprehensive income/(loss)	36.5	25.3	44.6	(1,682.0)

The components of accumulated other comprehensive income as at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008 $’M	December 31, 2007 $’M
Foreign currency translation adjustments	85.6	64.9
Unrealized holding loss on available-for-sale securities, net of taxes of $nil (2007: $5.2 million)	-	(9.2)
Accumulated other comprehensive income	85.6	55.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to September 30, 2008 $’M	9 months to September 30, 2007 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	14.7	(1,663.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Loss from discontinued operations	0.9	-
Depreciation and amortization	145.4	111.8
Amortization of deferred financing charges	3.8	10.6
Interest on building financing obligation	2.6	-
Share-based compensation	52.0	34.1
In-process research and development charge	120.5	1,896.0
Impairment of intangible assets	90.4	-
Impairment of available-for-sale securities	54.1	-
Gain on sale of long-term assets	(9.4)	-
Gain on sale of product rights	(20.7)	(12.1)
Movement in deferred taxes	13.9	(35.8)
Equity in earnings of equity method investees	(1.3)	(1.7)
Minority interest	(1.3)	-
Change in operating assets and liabilities:
Increase in accounts receivable	(40.7)	(64.2)
Increase in sales deduction accrual	36.9	19.3
Decrease/(increase) in inventory	39.6	(46.2)
(Increase)/decrease in prepayments and other current assets	(0.2)	2.7
(Increase)/decrease in other assets	(53.5)	1.3
Increase in accounts and notes payable and other liabilities	63.3	103.8
Increase in deferred revenue	7.4	45.6
Returns on investment from joint venture	7.1	6.8
Net cash provided by operating activities (A)	525.5	408.1

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in short-term investments	-	55.8
Movement in restricted cash	7.7	(12.0)
Purchases of subsidiary undertakings, net of cash acquired	(462.5)	(2,458.6)
Expenses relating to the acquisition of New River Pharmaceuticals Inc (“New River”)	-	(60.4)
Purchase of long-term investments	(1.3)	(56.7)
Purchase of property, plant and equipment	(166.5)	(62.1)
Purchase of intangible assets	(25.0)	(58.2)
Proceeds from disposal of long term assets	10.3	-
Proceeds from disposal of property, plant and equipment	1.8	-
Proceeds/deposits received from sale of product rights	5.0	24.3
Returns of equity investments	0.4	2.2
Net cash used in investing activities (B)	(630.1)	(2,625.7)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to September 30, 2008 $’M	9 months to September 30, 2007 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	-	1,300.0
Repayment of drawings under bank facility	-	(1,300.0)
Proceeds from issue of Shire 2.75% convertible bonds due 2014	-	1,100.0
Redemption of New River 3.5% convertible notes due 2013	-	(279.4)
Proceeds from exercise of New River purchased call option	-	141.8
Payment of debt arrangement and issuance costs	-	(32.8)
Payment under building financing obligation	(1.3)	-
Proceeds from exercise of options	1.7	25.6
(Costs)/proceeds from issue of common stock, net	(2.9)	877.3
Proceeds from exercise of warrants	-	13.0
Payment of dividend	(36.4)	(29.4)
Payments to acquire shares by ESOT	(140.2)	(168.5)
Net cash (used in) / provided by financing activities (C)	(179.1)	1,647.6
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(5.5)	6.0
Net decrease in cash and cash equivalents (A+B+C+D)	(289.2)	(564.0)
Cash and cash equivalents at beginning of period	762.5	1,126.9
Cash and cash equivalents at end of period	473.3	562.9

Supplemental information:	9 months to September 30, 2008 $’M	9 months to September 30, 2007 $’M

Interest received	24.3	45.1
Interest paid	(25.1)	(9.7)
Income taxes paid	(106.2)	(24.9)

Non cash activities:
Proceeds from product out licensing:
Equity in Avexa Ltd (“Avexa”).	5.0	2.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These interim financial statements of Shire plc (formerly Shire Limited) and its subsidiaries (collectively “Shire” or “the Company”) and other financial information included in this Form 10-Q, are unaudited.  They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for interim reporting.

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

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through business combinations), the valuation of equity investments, sales deductions, income taxes and share-based payments.

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

(d)	New accounting pronouncements to be adopted in future periods

EITF 07-5

In June 2008, the FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF No. 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF 07-5.

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

SFAS No. 141(R)

In December 2007 the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non-controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

2.	Change in reporting entity

On May 23, 2008 Shire Limited (now known as Shire plc), a public company limited by shares incorporated in Jersey and tax resident in the Republic of Ireland (“Shire”), became the holding company of Shire plc (the former holding company of the Shire Group) (“Old Shire”), a public limited company incorporated in England and Wales, pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 that was approved by the High Court of Justice in England and Wales and the shareholders of Old Shire (the “Scheme of Arrangement”). Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £0.05, of Old Shire (“Shire Ordinary Shares”) were exchanged for ordinary shares, each having a nominal value of £0.05, of Shire Limited (“Shire Limited Ordinary Shares”), on a one-for-one basis. As a result of the Scheme of Arrangement, Old Shire became a wholly-owned subsidiary of Shire Limited. The Shire Limited Ordinary Shares carry substantially the same rights as did the Shire Ordinary Shares.  The Scheme of Arrangement did not involve any payment for the Shire Limited Ordinary Shares.

Shire Limited immediately after the effectiveness of the Scheme of Arrangement had the same Board of Directors, management and corporate governance arrangements as Old Shire had immediately prior thereto. The consolidated assets and liabilities of Shire Limited immediately after the effective time of the Scheme of Arrangement are substantially the same as the consolidated assets and liabilities of Old Shire immediately prior thereto.

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

In accordance with SFAS No. 141, the corporate restructuring has been accounted for as a reorganization of entities under common control. Accordingly, the historical financial statements prior to the reorganization are labeled as those of Shire Limited, but continue to represent the operations of Old Shire.

Earnings per share are unaffected by the reorganization.

All Old Shire stock options granted to directors and employees under stock option plans that were in existence immediately prior to the Scheme of Arrangement were exchangeable for stock options in Shire Limited on a one-for-one basis with no change in any terms or conditions, other than the acceleration of the vesting date of certain awards granted under the Shire plc 2000 Executive Share Option Scheme (“2000 Executive Scheme”) to the date of the Scheme of Arrangement, May 23, 2008. The number of stock options for which this exchange did not take place was not material.

For presented periods prior to the 2008 corporate restructuring, the equity of Shire Limited represents the historical equity of Old Shire, restated to reflect the change in the nominal value of common stock as expressed in US dollars resulting from the corporate restructuring. The $6.5 million increase in the value of common stock at January 1, 2007 (being the earliest period presented) to $50.2 million on restatement is due to differences between the historic exchange rates used to convert Shire’s Sterling denominated nominal share capital into US Dollars, and the exchange rate at the time of the corporate restructuring. The offset is recorded in additional paid-in capital.

Shire Limited was incorporated on January 28, 2008. Prior to May 23, 2008 Shire Limited had not commenced trading or made any profits or trading losses. On October 1, 2008 Shire Limited changed its name to Shire plc following the approval of the change of name by shareholders at the Company’s Annual General Meeting.

3.	Business combinations

Jerini AG acquisition

On July 3, 2008 the Company announced that it was launching a voluntary public takeover offer for all outstanding shares in Jerini AG (“Jerini”), a German corporation, at a price of EUR 6.25 per share. During the third quarter of 2008 the Company, through its indirect wholly owned subsidiary, Shire Deutschland Investments GmbH, acquired a 92.7% voting interest in Jerini. The acquisition added Jerini’s hereditary angiodema (“HAE”), product FIRAZYR (icatibant), to Shire’s portfolio.

By August 6, 2008 the Company had acquired 80.1% of the voting interests in Jerini for a cash consideration of $456.3 million, by (i) subscribing for new Jerini shares; (ii) acquiring voting interests through the completion of sale and purchase agreements entered into with institutional shareholders and certain members of Jerini’s Management and Supervisory Boards; and (iii) acquiring voting interests through market purchases.

During August and September 2008 the Company acquired additional voting interests totaling 12.6% of Jerini’s issued share capital, for a cash consideration of $65.9 million obtained by shares tendered during the Offer process, and on and off market purchases. These additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting.

By September 30, 2008 Shire had acquired a 92.7% voting interest in Jerini for a total consideration of $522.2 million, represented by Jerini shares, ($506.5 million), the cash cost of cancelling Jerini stock options ($9.4 million) and direct costs of acquisition ($6.3 million).

The acquisition of Jerini has been accounted for as a purchase business combination in accordance with SFAS 141, “Business Combinations” (“SFAS No. 141”). Under the purchase method of accounting, the assets acquired and the liabilities assumed from Jerini are recorded at the date of acquisition at their fair value. Financial statements and reported results of operations of Shire issued after the acquisition of this majority holding will reflect these values, with the results of Jerini included from August 1, 2008, in the Consolidated Statement of Operations. The purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed. The final fair values of assets acquired and liabilities assumed will be determined as soon as possible and, in any event, no later than one year from the acquisition date if such fair values can be measured in this period. To the extent that estimates need to be adjusted, Shire will do so in future periods in accordance with SFAS No. 141.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed at their fair values based on the Company’s 80.1% voting interest acquired by August 6, 2008:

Fair value
$M
ASSETS
Current assets:
Cash and cash equivalents	56.7
Restricted cash	0.4
Inventories, net	1.9
Assets held for sale	29.6
Other current assets	4.9
Total current assets	93.5

Property, plant and equipment	3.6
Goodwill	115.8
Other intangible assets
- currently marketed product	257.6
- in-process R&D	104.1
Deferred tax asset	0.5
Total assets	575.1
LIABILITIES
Current liabilities:	31.3
Deferred tax liability	76.3
Other long-term liabilities	0.8
Total liabilities	108.4

Estimated fair value of identifiable assets acquired and liabilities assumed	466.7

Minority interests	(10.4)

Cost of 80.1% voting interest acquired	456.3

In respect of the subsequent step acquisitions made during August and September 2008 the Company has recognized additional goodwill of $13.6 million, intangible assets in respect of the currently marketed product of $39.5 million and in-process research and development (IPR&D) of $16.4 million.

 (a) Other intangible assets, currently marketed product

Other intangible assets includes $297.1 million (being $257.6 million acquired as of August 6, 2008 and $39.5 million in the subsequent step  acquisitions) relating to intellectual property rights in respect of Jerini’s currently marketed product, FIRAZYR, which received marketing authorization from the European Commission in July 2008 for the treatment of acute HAE in the EU. These intellectual property rights include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which FIRAZYR reacts in body, an understanding of the mechanisms of action which allow FIRAZYR to work and the knowledge related to the associated clinical and marketing studies performed to obtain approval of FIRAZYR).  The fair value of FIRAZYR in the EU has been determined using an income approach applying the multi-period excess earnings method, based on the present value of incremental after tax cash flows attributable to the asset after the deduction of contributory asset charges for the assets employed (including working capital, the assembled workforce and other fixed assets).

This intangible asset has an estimated useful life of 17 years, will be amortized on a straight line basis, and has been allocated to the HGT reporting segment.

(b) Other intangible assets, IPR&D

IPR&D is defined by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4"), as being a development project that has been initiated and has achieved material progress but (i) has not yet reached technological feasibility or has not yet received the appropriate regulatory approval, (ii) has no alternative future use, and (iii) the fair value is estimable with reasonable certainty. A project-by-project valuation using the guidance in SFAS No. 141 and the American Institute of Certified Public Accountants (AICPA) Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" has been performed to determine the fair value of research and development projects of Jerini which were in-process, but not yet completed as of the acquisition date.

The IPR&D assets of $120.5 million (being $104.1 million acquired as of August 6, 2008 and $16.4 million acquired in subsequent step acquisitions) relate to FIRAZYR for the treatment of acute HAE in the US ($60.3 million), and the rest of the world excluding the US and EU (“RoW”), ($60.2 million). These IPR&D assets have not yet received approval from the relevant regulatory authorities at the acquisition date: in the US FIRAZYR received a non approvable letter from the US Food and Drug Administration in April 2008. The Company considers that these IPR&D assets have no alternative future use outside of their current development projects and the fair value of these IPR&D assets has therefore been charged to the Consolidated Statement of Operations as of the acquisition date in accordance with FIN 4.

The fair value of the FIRAZYR IPR&D assets was determined using the income approach applying the multi-period excess earnings method. The fair value of the IPR&D assets has been based on the incremental cash flows expected to be generated by the development projects after the deduction of contributory asset charges in respect of other assets employed in these research projects, (including working capital, the assembled workforce and other fixed assets). These estimated future cash flows have then been probability adjusted to take into account the stage of completion and the remaining risks and uncertainties surrounding the future development and commercialization of FIRAZYR. These estimated probability adjusted, after tax cash flows have then been discounted at 17-18% to determine a present, or fair, value.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the efficacy of the technology based on data from the clinical trials, and obtaining the relevant regulatory approvals. The valuations have been based on information at the time of the acquisition and expectations and assumptions that (i) have been deemed reasonable by the Company’s management, and (ii) are based on information, expectations and assumptions that would be available to and be made by a market participant. However, no assurance can be given that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

(c) Assets held for sale

On acquisition of Jerini the Company and Jerini commenced a strategic review of the acquired assets to identify which of the assets were non strategic to the newly combined business. In October 2008 Jerini announced that its Supervisory and Management Boards had concluded that it was in the best interests of Jerini to divest Jerini Ophthalmic, Inc, Jerini Peptide Technologies Gmbh and Jerini’s pre clinical projects. Consistent with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”) the Company has presented the fair value less costs to sell of those businesses that met the SFAS No. 144 criteria as assets held for sale at the acquisition date. The results of operations of those businesses meeting the SFAS No. 144 criteria have been presented as discontinued operations within the Consolidated Statement of Operations.

(d) Goodwill

Goodwill of $129.4 million resulting from the acquisition of 92.7% of the voting interests in Jerini has been wholly allocated to the HGT reporting segment.

The following unaudited pro forma financial information presents the combined results of the operations of Shire and Jerini as if the acquisition had occurred at the beginning of the periods presented based upon Shire’s ownership interest of 92.7% of Jerini at September 30, 2008. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	3 months to September 30, 2008		3 months to September 30, 2007		9 months to September 30, 2008		9 months to September 30, 2007
	$’M		$’M		$’M		$’M

Revenues	779.8		621.5		2,265.8		1,733.7
Net (loss)/income	(42.9)		20.3		(36.8)		(1,713.2)

Per share amounts:
Net (loss)/ income per ordinary share –basic and diluted	(7.9c	)	3.7	c	(6.8c	)	(317.9c	)

The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of SFAS No. 141:

(i) An adjustment to decrease interest income by $1.8 million and $7.2 million in the three months and nine months to September 30, 2008 respectively, and $5.7 million and $17.2 million in the three months and nine months to September 30, 2007 respectively, to reflect the interest foregone on the Company's cash resources used to fund the acquisition of Jerini.

(ii) An adjustment to increase amortization expense by approximately $2.8 million and $11.4 million for the three and nine months to September 30, 2008 respectively and by approximately $4.3 million and $12.8 million for the three and nine months to September 30, 2007 respectively, to reflect amortization of intangible assets relating to the currently marketed product, over the estimated useful life of 17 years.

Included in the pro-forma financial information for the three and nine months to September 30, 2008 is the PR&D charge of $120.5 million in respect of FIRAZYR outside of the EU.

New River acquisition

On April 19, 2007 Shire completed its acquisition of New River by way of a short-form merger, in an all-cash transaction. Total consideration, together with costs directly attributable to the business combination was $2,594.5 million at the price of $64 per share of New River common stock.

During the third quarter of 2008 the Company reduced the values ascribed to other intangible assets acquired through the New River acquisition by $25.3 million compared to amounts previously assigned to these assets in the purchase price allocation. The change to the value ascribed to other intangible assets arose from changes during the third quarter of 2008 to the Company’s estimates of deferred taxes made in the purchase price allocation exercise: accordingly the excess of the fair value of net assets acquired and liabilities assumed over the cost of the acquisition increased by $25.3 million in the third quarter of 2008. In accordance with SFAS No. 141 this excess has been allocated to reduce other intangible assets.

4.	Gain on sale of product rights

Following receipt of the relevant regulatory or other consents during the three months and nine months to September 30, 2008 the Company recognized $4.0 million and $15.7 million respectively of the gains deferred at December 31, 2007 from the disposal of non-core products during the 2007 financial year, see Note 7.

In the nine months to September 30, 2008 Shire also received cash consideration of $5.0 million from the divestment of the Beta range of hormone replacement products to Meda AB, realizing a gain of $5.0 million.

During the three and nine months to September 30, 2007 the Company recognized gains of $7.1 million and $12.1 million respectively from the disposal of non-core products. All disposed non-core products were reported in the Specialty Pharmaceuticals operating segment.

5.	Accounts receivable, net

Accounts receivable at September 30, 2008 of $489.8 million (December 31, 2007: $441.5 million), are stated net of a provision for discounts and doubtful accounts of $15.4 million (December 31, 2007: $9.8 million).

Provision for discounts and doubtful accounts:

	2008 $’M	2007 $’M
As at January 1	9.8	8.8
Provision charged to operations	64.8	45.2
Provision utilization	(59.2)	(44.6)
As at September 30	15.4	9.4

6.	Inventories, net

Inventories at September 30, 2008 of $149.6 million (December 31, 2007: $174.1 million) are stated at the lower of cost or market and are analyzed as follows:

	September 30, 2008 $’M	December 31, 2007 $’M
Finished goods	41.6	67.6
Work-in-process	78.4	66.2
Raw materials	29.6	40.3
	149.6	174.1

During the nine months to September 30, 2008 the Company wrote down the value of its DYNEPO inventory to the lower of cost or market. Changes in the external environment in this period, including the launch of several competing bio-similars at lower prices has made DYNEPO uneconomic for the Company. Accordingly the Company has decided to stop commercializing DYNEPO. Product sales are winding down over the second half of 2008 as all patients are transferred off DYNEPO by the end of the year.

7.	Assets held for sale

At September 30, 2008 assets held for sale had a carrying value of $40.0 million (December 31, 2007: $10.6 million). Assets held for sale principally comprise certain businesses acquired through the Jerini acquisition which the company intends to divest; for further details in respect of these assets, see Note 3.

Other assets held for sale are represented by intangible assets and attributed goodwill for certain products divested to Laboratories Almirall S.A. (“Almirall”) in 2007 and a number of other non-core product licenses. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer. These assets divested to Almirall form part of the Specialty Pharmaceuticals operating segment.

8.	Prepaid expenses and other current assets

	September 30, 2008 $’M	December 31, 2007 $’M
Prepaid expenses	49.2	38.1
Income tax receivable	15.5	19.2
Value added taxes receivable	16.2	10.8
Other current assets	62.7	57.2
	143.6	125.3

At December 31, 2007 Other current assets included $23.0 million, payable by Shire’s insurance companies as a contribution towards the settlement of the TKT Class Action Shareholder Suit, see Note 14(c). This amount was paid into escrow by the insurance companies during the nine months to September 30, 2008. The settlement was approved by the Court on June 11, 2008.

9.	Investments

Other than temporary impairment of available for sale securities

During the three and nine months to September 30, 2008 the Company recognized impairment charges in respect of its available-for-sale securities totaling $54.1 million (2007: $nil), including $43.7 million for the Company’s investment in Renovo. These amounts represent unrealized holding losses that have been reclassified out of other comprehensive income into earnings in the period, as  management has concluded that the impairment is other than temporary.

The decline in the market value of the Company’s investment in Renovo initially arose from the results of clinical trials for JUVISTA announced over 2007 and 2008. In considering whether the decline in value is temporary or “other than temporary” under US GAAP the Company had to consider the following factors: the severity of the decline from historical cost (87%) and its duration (eleven months); market analysts’ targets of Renovo’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan.

These factors, together with the significant decline in global equity markets during the third quarter of 2008 mean that the Company is unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo could occur.  As such, the Company had to conclude that for US GAAP purposes the decline in value is “other than temporary”.

In such circumstances US GAAP requires the full difference between the book value of the investment and the fair (market) value be recognized as an other than temporary impairment.  Accordingly the Company has recognized an impairment charge of $43.7 million through the Statement of Operations in the three and nine months to September 30, 2008. If in the future JUVISTA’s Phase 3 trials report positively and Renovo’s other products progress through development, Renovo’s share price could react favorably and the Company may recover some or all of this impairment loss. Any future potential increases in the value of Renovo will be recognized through other comprehensive income.

Realized gain on divestment of available for sale securities

Other income includes a gain of $9.4 million from the sale of Shire’s available-for-sale investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders.  Shire received cash consideration of $10.3 million on the sale of this investment.

10.	Other intangible assets, net

	September 30, 2008 $’M	December 31, 2007 $’M
Intellectual property rights acquired	2,374.7	2,116.8
Favorable manufacturing contracts	8.9	8.9
	2,383.6	2,125.7
Less: Accumulated amortization and impairment charges	(540.9)	(361.2)
	1,842.7	1,764.5

Intellectual property rights relate to currently marketed products. At September 30, 2008 the net book value of these intellectual property rights for products with sales recorded in the Specialty Pharmaceuticals operating segment was $1,267.6 million (December 31, 2007: $1,440.6 million) and in the Human Genetic Therapies operating segment was $574.2 million (December 31, 2007: $322.4 million).

The increase in the net book value of other intangible assets for the nine months to September 30, 2008 is shown in the table below:

Other intangible assets
$’M

As at January 1, 2008	1,764.5
Acquisitions	322.1
Amortization charged	(92.8)
Impairment charges	(90.9)
Allocation of excess of fair value of net assets acquired over the cost of the New River acquisition(1)	(25.3)
Foreign currency translation	(34.9)
As at September 30, 2008	1,842.7

(1)
Following the resolution of uncertainties during the third quarter of 2008 principally relating to the tax treatment of certain items incurred by New River, the Company changed its estimates of deferred taxes made in the New River purchase price allocation. In accordance with EITF 93-7 "Uncertainties Related to Income Taxes in a Purchase Business Combination", the effect of resolving these uncertainties has been applied to decrease non current intangible assets as there was no goodwill arising on the acquisition, (see Note 3).

During the nine months to September 30, 2008 the Company acquired intangible assets totaling $322.1 million being $297.1 million for FIRAZYR for the treatment of acute HAE in the EU (acquired through the Jerini business combination), and $25.0 million for DAYTRANA. The weighted average amortization period for acquired assets is 17 years. Intangible asset acquisitions exclude $120.5 million of IPR&D acquired with Jerini which was immediately charged to the Consolidated Statement of Operations at the acquisition date (see Note 3).

During the nine months to September 30, 2008 the Company recognized impairment charges of $90.9 million  (2007: $nil), of which $90.4 million relates to the write-down of its DYNEPO intangible asset to its fair value ($nil). Changes in the external environment, including the launch of several competing bio-similars at lower prices has made DYNEPO uneconomic for the Company. Accordingly the Company has decided to stop commercializing DYNEPO. Product sales are winding down over the second half of 2008 as all patients are transferred off DYNEPO by the end of the year. The fair value of DYNEPO has been determined using an expected present value technique. The impairment charge has been recorded to Selling, general and administrative expenses, and relates to the Specialty Pharmaceuticals operating segment.

The useful economic lives of all intangible assets that continue to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed.  Management estimates that the annual amortization charge in respect of intangible fixed assets held at September 30, 2008 will be approximately $134 million for each of the five years to September 30, 2013.  Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.	Accounts payable and accrued expenses

	September 30, 2008 $’M	December 31, 2007 $’M
Trade accounts payable	79.7	79.6
Accrued rebates – Medicaid	129.1	114.3
Accrued rebates – Managed care	48.2	32.3
Sales return reserve	39.9	39.5
Accrued bonuses	55.5	59.6
Accrued employee compensation and benefits payable	38.0	35.0
Accrued coupons	4.0	9.0
Research and development accruals	73.5	38.2
Marketing accruals	35.7	19.0
Deferred revenue	13.0	11.1
Accrued settlement costs	1.2	51.5
Other accrued expenses	185.3	185.1
	703.1	674.2

At December 31, 2007 Accrued settlement costs included $50.0 million, for the settlement of the TKT Class Action Shareholder Suit, see Note 14(c). This amount was paid into escrow by Shire ($27.0 million) and Shire’s insurance companies ($23.0 million – see Note 8) during the nine months to September 30, 2008. The settlement was approved by the Court on June 11, 2008.

12.	Other current liabilities

	September 30, 2008 $’M	December 31, 2007 $’M
Income taxes payable	22.6	47.3
Value added taxes	9.0	6.0
Other accrued liabilities	32.4	43.2
	64.0	96.5

13.	Other non-current liabilities

	September 30, 2008 $’M	December 31, 2007 $’M
Income taxes payable	327.8	320.8
Other accrued liabilities	69.4	54.8
	397.2	375.6

14.	Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments and other fixed executory fees under lease arrangements as at September 30, 2008:

Operating leases $’M
2008	9.0
2009	31.7
2010	25.5
2011	22.2
2012	15.0
2013	13.6
Thereafter	55.3
172.3

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025.  Lease and rental expense which is included in Selling, general and administrative expenses in the accompanying Statements of Operations amounted to $24.5 million for the nine months to September 30, 2008 (2007: $19.6 million).

(ii)	Restricted cash in respect of leases

At September 30, 2008 the Company had $0.3 million of restricted cash held as collateral for certain equipment leases (December 31, 2007: $8.0 million).

(b)	Letters of credit and guarantees

At September 30, 2008 the Company had irrevocable standby letters of credit with various banks, in the amount of $9.2 million, providing security on the recoverability of insurance claims.  The Company has restricted cash of $9.2 million, as required by these letters of credit.

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

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease. Shire will pay development and sales milestones up to a maximum of $390 million. Shire will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally.

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

(iv)	Women’s Health Products

In September 2006, Shire and Duramed Pharmaceuticals, Inc (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products.  Shire has the right to market these products in a number of markets outside of North America, including the larger European markets.

Under this agreement, Shire will reimburse Duramed for US development expenses incurred going forward up to a maximum of $140 million over eight years from September 2006. US development expenditure reimbursement for the nine months to September 30, 2008 totaled $24.3 million. At September 30, 2008 the maximum future reimbursement for Duramed-incurred US development expenditure is $97.3 million. Shire will separately be responsible for development costs in its licensed territories.

(v)	Other R&D and sales milestones

In addition to the commitments set out in (i) to (iv), at September 30, 2008 the Company had fees payable and commitments payable on achievement of specified milestones for products under development in-licensed from third parties of $4.6 million (December 31, 2007: $5.3 million), of which $3.6 million could be paid in 2008.

(vi)	Clinical testing

At September 30, 2008 the Company had committed to pay approximately $128.1 million (December 31, 2007: $77.6 million) to contract vendors for administering and executing clinical trials.  The Company expects to pay $93.1 million of these commitments in 2008. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(vii)	Contract manufacturing

At September 30, 2008 the Company had committed to pay approximately $40.7 million (December 31, 2007: $109.7 million) in respect of contract manufacturing. The Company expects to pay $34.3 million of these commitments in 2008.

(viii)	Purchase and service commitments

At September 30, 2008 the Company had committed to pay approximately $39.4 million (December 31, 2007: $49.4 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $18.8 million of these commitments in 2008.

(ix)	Investment commitments

At September 30, 2008 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $6.7 million (December 31, 2007: $7.9 million) which may all be payable in 2008, depending on the timing of capital calls.

(x)	Capital commitments

At September 30, 2008 the Company had committed to spend $141.1 million (December 31, 2007: $52.0 million) on capital projects. This includes commitments for the expansion and modification of its head office in Basingstoke, UK and its facility in Lexington, Massachusetts.

(xi)	Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At September 30, 2008 provisions for litigation losses, insurance claims and other disputes totaled $21.2 million (December 31, 2007: $66.2 million) excluding the liability to dissenting shareholders.

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

ADDERALL XR

(i)	Sandoz

In December 2006, Shire was notified that Sandoz Inc. (“Sandoz”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of the Company’s ‘819 and ‘300 patents.  On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Sandoz’ proposed generic products.  In response to Shire’s complaint, Sandoz has alleged affirmative defenses and counterclaims of non- infringement and validity.  Sandoz has alleged sham litigation and patent misuse and the Company has filed a motion to strike these two affirmative defenses.  The Court has denied the motion without prejudice.  Expert reports were filed on September 21, 2007 and rebuttal reports were filed on October 12, 2007.  On December 21 and 26, 2007 Sandoz and Shire, respectively, each filed motions for summary judgment.  Opposition briefs were exchanged on February 8, 2008. Reply briefs were submitted on February 28, 2008.  In a decision dated September 24, 2008 the Court construed certain patent claim terms, denied Sandoz’s motion for summary judgment of noninfringement and granted Shire’s motion to dismiss Sandoz’s affirmative defenses of patent misuse and sham litigation.  On October 3, 2008, Sandoz moved for reconsideration of one aspect of this decision and for immediate appeal under 28 U.S.C. §1292(b) as two specific issues.  A pretrial conference was held on October 8, 2008 whereby the Court certified for immediate appeal the question of whether a later Court, in this case the Colorado Court, is bound by a claim construction from a different court, in this case the Delaware Court in Shire v. Impax.  The Court also denied as moot Sandoz’s motion for reconsideration.  Following these rulings, the case was administratively closed.  All pending motions were denied without prejudice to refile them after a decision from the Federal Circuit regarding collateral estoppel as to claim construction.

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

In May 2008, the company was notified that Nostrum Pharmaceuticals LLC had submitted an amendment to the above referenced ANDA seeking permission to market its generic versions of the 100mg and 200mg strengths of CARBATROL prior to the expiration date of the Company’s ‘013 and ‘570 Patents. The notification alleges that the ‘013 and ‘570 Patents are not infringed by Nostrum’s ANDA products. On July 2, 2008 Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA products.  This case was referenced as related to the earlier filed case on Nostrum’s 300 mg product and has been assigned to the same Judge as the earlier ongoing case. The Court issued an Order to Show Cause seeking the parties’ positions as to whether the two cases should be consolidated. Shire submitted papers in support of consolidation. Nostrum opposed consolidation. The Court has not yet issued a ruling on this question.  No trial date has been set.

(ii)        Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents.  On May 17, 2006 Shire filed suit against Corepharma in the United States District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. Pursuant to the Hatch-Waxman Act, there will be a 30 month stay with respect to Corepharma’s proposed generic products. On September 1, 2006 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On May 4, 2007 Corepharma filed a motion for summary judgment of non- infringement of the ‘570 Patent. Shire’s opposition to that motion was filed on July 30, 2007. The Court informed the parties on August 30, 2007 that Corepharma’s motion was denied without prejudice. The Court set a Markman schedule and opening briefs were exchanged on October 3, 2007 (including an amicus brief, filed with the Court’s permission by Nostrum). Responding briefs were exchanged on October 24, 2007. The Court has also entered a discovery schedule. The Court rendered a claim construction ruling on March 26, 2008. Corepharma moved for reconsideration of the claim construction ruling.  The Court denied the motion on May 20, 2008. Expert reports were exchanged and expert depositions were completed on June 13, 2008.  On June 20, 2008, Corepharma filed another summary judgment motion directed to the ‘570 Patent. Following briefing, on September 23, 2008 the Court issued a decision denying Corepharma’s ‘570 summary judgment motion for noninfringement.

On July 7, 2008, following briefing and oral argument on Corepharma’s motion to vacate an earlier Court order granting Shire’s motion to dismiss Corepharma’s ‘013 noninfringement counterclaims due to lack of subject matter jurisdiction and denying as moot Corepharma’s motion for judgment on the pleadings for noninfringement of the ‘013 patent, the Court vacated its earlier order in view of recent Court of Appeals for the Federal Circuit authority. The Court also denied Corepharma’s request for judgment on the pleadings and directed the parties to conduct summary judgment briefing on the ‘013 patent infringement issues. On August 1, 2008 Corepharma filed its ‘013 summary judgment motion. Shire’s opposition was filed on September 18, 2008. Corepharma’s reply was filed on October 14, 2008. The parties have been instructed that they will have approximately one week to submit a joint pretrial order after the Court rules on the summary judgment motions. No trial date has been set.

(iii)       Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007, Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products. On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed.  Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent. The Court held a status conference on October 16, 2007. Teva withdrew its counterclaim directed to the ‘013 patent. The parties have submitted a discovery schedule to the Court. The Court conducted another status conference on June 19, 2008. The parties have submitted a revised discovery schedule for the Court’s consideration. Fact and expert discovery is to be completed by February 27, 2009. No trial date has been set.

(iv)       Apotex

In May 2008, Shire was notified that Apotex Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg prior to the expiration date of the ‘013 and the ‘570 Patents.  On July 2, 2008, Shire filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Apotex Inc., Apotex Corp. and Apotex Pharmaceutical Holdings Inc. (collectively; “Apotex”) alleging infringement of the ‘013 and ‘570 Patents by Apotex ANDA and ANDA products. On July 17, 2008 Apotex Inc. filed a declaratory judgment complaint against Shire for noninfringement and invalidity of the ‘570 and ‘013 patents in the District of New Jersey. Apotex sought and the case was assigned to the same New Jersey Judge hearing the Shire v. Corepharma case. Apotex has also filed in Texas, motions to dismiss and a motion in the alternative to transfer the Texas case to New Jersey. Shire has opposed these three motions.  Following a September 23, 2008 scheduling conference in Texarkana, Texas, the Court set oral argument on the jurisdictional and transfer questions for November 12, 2008. In New Jersey, Shire has filed a motion to dismiss, stay or transfer the New Jersey case to the first filed action in Texas. Briefing on this motion was completed on October 14, 2008. The Court has not set a date for oral argument. The Texas Court has set a Markman hearing date for December 17, 2009 and an October 2010 trial date.

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

In 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four of the patents asserted by Amgen are infringed by Shire HGT and Sanofi-Aventis.  This decision was subsequently appealed to the Federal Circuit which affirmed in part, reversed in part, and once again remanded certain issues to the District Court.  Amgen filed a petition for a writ of Certiorari with the Supreme Court in March 2007, requesting review of the Federal Circuit’s 2004 decision.  Amgen’s petition was denied on May 14, 2007 and the case was remanded to the District Court. In October 2008 the District Court entered a declaratory judgment that Shire HGT and Sanofi-Aventis are enjoined from infringement for the life of the Amgen patents.  Shire HGT and Sanofi-Aventi have the right to appeal this decision within 30 days from judgment.

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

Appraisal Rights

In connection with Shire’s merger with TKT, former holders of approximately 11.7 million shares of TKT common stock submitted written demands to the Delaware Court of Chancery for appraisal of these shares and, as a result, elected not to accept the $37 per share merger consideration.  On October 10, 2005 at the request of one of the holders to tender 365,000 shares at the merger price of $37 per share, TKT filed a motion to dismiss the holder’s demand.  On October 12, 2005 the Delaware Court of Chancery granted this motion, and the holder tendered the shares at the merger consideration of $37 per share.  Therefore, as at September 30, 2008 former holders of approximately 11.3 million shares of TKT common stock maintained written demands for appraisal of these shares and have elected not to accept the $37 merger consideration.  In November 2005, the Delaware Court of Chancery approved a stipulated consolidation order whereby actions brought by all petitioners have been consolidated as one case.

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

On November 5, 2008 Shire announced that it had successfully settled all aspects of this litigation with all parties.  Shire paid the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest.  The Delaware Chancery Court has approved dismissal of the case, and Shire made payment to the dissenting shareholders on November 7, 2008.  The settlement which was recorded as a liability at September 30, 2008, represents a total payment of $567.5 million, representing consideration at $37 per share of $419.9 million and an interest cost of $147.6 million.

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

As outlined in Note 1(c), on January 1, 2008 the Company adopted the provisions of SFAS No. 157 as they relate to financial assets and financial liabilities. The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis during the nine months to September 30, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Total $M	Level 1 $M	Level 2 $M	Level 3 $M
Financial assets:
Available-for-sale securities	13.0	13.0	-	-
Equity method investments	8.2	-	8.2	-
Derivatives(1)	5.0	-	5.0	-

Financial liabilities:
Derivatives(1)	9.0	-	9.0	-
(1) Derivatives consist of swap and forward foreign exchange contracts

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

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

On March 28, 2008 Shire agreed to a final settlement with IDB of $4.0 million for the outstanding pipeline development advances and interest. The amount received has been recorded within interest income in the nine months to September 30, 2008 in accordance with the method of allocating receipts between interest and advances in the loan agreement.

17.	Shareholders’ Equity

Reduction of Capital and Distributable Reserves

On June 11, 2008 the Jersey Court approved a reduction of Shire plc’s (formerly Shire Limited) share capital to take effect on June 12, 2008. The reduction increased the distributable reserves potentially available to Shire plc at the time of reduction  to approximately $3.7 billion by recharacterizing amounts standing to the credit of Shire plc’s share premium account as a distributable reserve. The purpose of the reduction of capital is to create a distributable reserve which would be available to be distributed as dividends, at the discretion of the Directors of Shire plc, from time to time or for any other lawful purpose to which such a reserve may be applied (including share buy backs). The reduction of capital was designed to create in Shire plc a level of distributable reserves similar to that previously available in Shire Biopharmaceuticals Holdings Limited (formerly Shire plc, the former holding company of the Shire group, see Note 2) and to enable Shire plc to continue Shire’s existing dividend policy in a financially and operationally efficient manner.

Income Access Share Arrangements

Shire has put into place income access share arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to elect to receive their dividends from a company resident for tax purposes in the Republic of Ireland or receive their dividends under the income access share arrangements from a Shire Group company resident for tax purposes in the UK.

Shire Biopharmaceuticals Holdings Limited (formerly Shire plc) (“Old Shire”) has issued one income access share which is held by the income access share trustee pursuant to the income access share trust. The income access share trust is constituted pursuant to a trust deed which provides that (inter alia):

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

This mechanism is reflected in the articles of association of both Shire and Old Shire that the mechanics of the arrangements will be as follows:

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

A Shire ordinary shareholder is entitled to make an income access share election such that he will receive his dividends (which would otherwise be payable by Shire) under these arrangements from Old Shire.

A Shire ordinary shareholder who held 25,000 or fewer Shire ordinary shares at the time he became a Shire ordinary shareholder pursuant to the Scheme of Arrangement, and who did not make a contrary election, is deemed to have made an election (pursuant to the Shire articles of association) such that he will receive his dividends under these arrangements from Old Shire.

Equally, where a Shire ordinary shareholder who first acquires his Shire ordinary shares after the date of the Scheme of Arrangement, who holds 25,000 or fewer Shire ordinary shares on the first dividend record date after he becomes a Shire ordinary shareholder, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire articles of association) such that he will receive his dividends under these arrangements from Old Shire.

In accordance with the provisions of the Shire ADS deposit agreement, the Depositary has made an election on behalf of all holders of Shire ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not under current legislation be subject to any UK or Irish withholding taxes. If a holder of Shire ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he must withdraw his Shire ordinary shares from the Shire ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire ordinary shares. This will enable him to receive dividends from Shire (if necessary, by making an election to that effect).

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

On October 7, 2008 Old Shire paid dividends totalling $9.5m on the income access share to the income access share trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

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

The following table reconciles the net (loss)/income from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to September 30, 2008 $’M	3 months to September 30, 2007 $’M	9 months to September 30, 2008 $’M	9 months to September 30, 2007 $’M
(Loss)/income from continuing operations	(34.0)	34.7	15.6	(1,663.9)
Loss from discontinued operations	(0.9)	-	(0.9)	-
Numerator for basic and diluted earnings per share	(34.9)	34.7	14.7	(1,663.9)

Weighted average number of shares:	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Basic(1)	540.3	546.4	542.6	538.9
Effect of dilutive shares:
Stock based awards to employees(2)	-	8.2	2.7	-
Warrants(2)	-	0.1	-	-
	-	8.3	2.7	-
Diluted	540.3	554.7	545.3	538.9

(1) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(2) Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to September 30, 2008(2)	3 months to September 30, 2007(1) (3)	9 months to September 30, 2008(1)(3)	9 months to September 30, 2007(2)
	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	1.2	-	-	7.8
Stock options out of the money	17.0	1.0	17.0	2.0
Warrants	-	-	-	0.4
Convertible bonds 2.75% due 2014	32.7	32.7	32.7	17.3

(1)
For the nine months ended September 30, 2008 and the three months ended September 30, 2007, certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)
For the three months ended September 30, 2008 and the nine months ended September 30, 2007 no share options, warrants or ordinary shares underlying the convertible bonds have been included in the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period and the inclusion of these items would be anti-dilutive.

(3)
For the nine months ended September 30, 2008 and the three months ended September 30, 2007, the convertible bonds were not included in the calculation of the diluted weighted average number of shares, because their effect would be anti-dilutive in the period.

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

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to September 30, 2008	$’M	$’M	$’M	$’M
Product sales	589.5	123.0	-	712.5
Royalties	0.3	-	60.5	60.8
Other revenues	1.3	1.5	2.5	5.3
Total revenues	591.1	124.5	63.0	778.6

Cost of product sales(1) (2)	66.0	17.1	1.1	84.2
Research and development(1) (2)	72.6	50.4	4.1	127.1
Selling, general and administrative(1) (2)	222.8	37.5	60.1	320.4
In-process R&D charge	-	120.5	-	120.5
Gain on sale of product rights	(4.0)	-	-	(4.0)
Integration costs	-	-	7.5	7.5
Total operating expenses	357.4	225.5	72.8	655.7
Operating income/(loss)	233.7	(101.0)	(9.8)	122.9

Total assets	2,240.4	1,131.7	981.7	4,353.8
Long lived assets	191.9	228.5	80.3	500.7
Capital expenditure on long lived assets	14.6	63.2	6.5	84.3

(1)	Stock-based compensation of $16.2 million is included in: cost of product sales ($1.0 million), research and development ($4.8 million) and selling, general and administrative ($10.4 million).
(2)
Depreciation from manufacturing plants ($3.2 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in cost of product sales; depreciation of research and development assets ($3.4 million) is included in research and development; and all other depreciation, amortization and intangible asset impairment charges ($42.1 million) are included in selling, general and administrative.

3 months to September 30, 2007	Specialty Pharmaceuticals $’M	HGT $’M	All Other $’M	Total $’M
Product sales	447.3	95.8	-	543.1
Royalties	0.3	-	61.6	61.9
Other revenues	1.5	0.7	1.5	3.7
Total revenues	449.1	96.5	63.1	608.7

Cost of product sales(1) (2)	66.2	13.5	3.7	83.4
Research and development(1)	140.6	40.8	-	181.4
Selling, general and administrative(1) (2)	238.1	28.9	61.4	328.4
Gain on sale of product rights	(7.1)	-	-	(7.1)
Total operating expenses	437.8	83.2	65.1	586.1
Operating income/(loss)	11.3	13.3	(2.0)	22.6

Total assets	2,383.3	605.7	1,099.7	4,088.7
Long lived assets	164.9	96.3	76.4	337.6
Capital expenditure on long lived assets	13.7	11.0	3.8	28.5

(1)	Stock-based compensation of $11.7 million is included in: cost of product sales ($0.9 million), research and development ($3.3 million) and selling, general and administrative ($7.5 million).
(2)
Depreciation from manufacturing plants ($3.1 million) and amortization of favorable manufacturing contracts ($0.5 million) is included in cost of product sales, depreciation of research and development assets ($2.9 million) is included in research and development, and all other depreciation and amortization ($41.6 million) is included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
9 months to September 30, 2008	$’M	$’M	$’M	$’M
Product sales	1,687.4	362.5	-	2,049.9
Royalties	1.3	-	189.4	190.7
Other revenues	5.5	2.8	7.5	15.8
Total revenues	1,694.2	365.3	196.9	2,256.4

Cost of product sales(1) (2)	264.6	44.9	7.9	317.4
Research and development(1) (2)	244.8	145.5	4.1	394.4
Selling, general and administrative(1) (2)	818.2	113.7	151.8	1,083.7
In-process R&D charge	-	255.5	-	255.5
Gain on sale of product rights	(20.7)	-	-	(20.7)
Integration costs	-	-	7.5	7.5
Total operating expenses	1,306.9	559.6	171.3	2,037.8
Operating income/(loss)	387.3	(194.3)	25.6	218.6

Total assets	2,240.4	1,131.7	981.7	4,353.8
Long lived assets	191.9	228.5	80.3	500.7
Capital expenditure on long lived assets	34.3	127.2	20.3	181.8

(1)	Stock-based compensation of $52.0 million is included in: cost of product sales ($3.4 million), research and development ($15.0 million) and selling, general and administrative ($33.6 million).
(2)
Depreciation from manufacturing plants ($8.8 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in cost of product sales; depreciation of research and development assets ($9.4 million) is included in research and development; and all other depreciation, amortization and intangible asset impairment charges ($216.3million) are included in selling, general and administrative.

	Specialty Pharmaceuticals	HGT	All Other	Total
9 months to September 30, 2007	$’M	$’M	$’M	$’M
Product sales	1,279.3	229.5	-	1,508.8
Royalties	1.3	-	184.1	185.4
Other revenues	8.2	5.5	3.9	17.6
Total revenues	1,288.8	235.0	188.0	1,711.8

Cost of product sales(1) (2)	186.7	28.8	9.2	224.7
Research and development(1) (2)	254.1	111.6	-	365.7
Selling, general and administrative(1) (2)	621.2	92.8	133.5	847.5
In-process R&D charge	1,896.0	-	-	1,896.0
Gain on sale of product rights	(12.1)	-	-	(12.1)
Integration costs	1.3	-	-	1.3
Total operating expenses	2,947.2	233.2	142.7	3,323.1
Operating (loss)/income	(1,658.4)	1.8	45.3	(1,611.3)

Total assets	2,383.3	605.7	1,099.7	4,088.7
Long lived assets	164.9	96.3	76.4	337.6
Capital expenditure on long lived assets	17.6	21.2	23.3	62.1

(1)	Stock-based compensation of $34.1 million is included in: cost of product sales ($2.6 million), research and development ($8.9 million) and selling, general and administrative ($22.6 million).
(2)
Depreciation from manufacturing plants ($9.0 million), and amortization of favorable manufacturing contracts ($0.5 million) is included in cost of product sales, depreciation of research and development assets ($8.4 million) is included in research and development, and all other depreciation and amortization and intangible asset impairment charges ($93.9 million) is included in selling, general and administrative.

20.	Subsequent events

During November 2008, the Company settled all pending litigation brought by certain former dissenting shareholders of Transkaryotic Therapies, Inc. (“TKT”). As disclosed in Note 14, before completion of the merger, certain dissenting shareholders holding approximately 11.7 million of TKT shares, elected not to accept the $37 per share merger consideration offered by the Company and submitted written demands for appraisal of the fair value of these shares. The former holders of 365,000 shares subsequently withdrew their appraisal demand and accepted the $37 per share merger consideration, leaving former holders of approximately 11.3 million shares of TKT seeking appraisal of their shares. A second lawsuit was brought in March 2007 alleging, among other claims, breaches of fiduciary duty by certain members of TKT’s Board. The majority of that second lawsuit was dismissed by the Court at summary judgment in June 2008. A trial date of December 10, 2008 was set for both cases.

As a result of this settlement, the Company will pay $37 per share, the same amount per share paid to non-dissenting shareholders in July 2005 at the time of the merger between the Company and TKT, plus interest. The Delaware Chancery Court approved dismissal of the case, and the Company made payment to the dissenting shareholders on November 7, 2008. The settlement represents a total payment of $567.5 million, representing consideration at $37 per share of $419.9 million and an interest cost of $147.6 million.  The payment of $567.5 million will be funded entirely from the Company’s existing cash resources and by drawing $190 million on its $1,200 million revolving credit facility.

Prior to reaching this settlement, the Company accrued interest based on a reasonable estimate of the amount that may be awarded by the Court to those former TKT shareholders who requested appraisal.  This estimate of interest was based on Shire’s cost of borrowing. Between the close of the merger and September 30, 2008 the Company applied this interest rate on a quarterly compounding basis to the $419.9 million of consideration to calculate its provision for interest.

Upon reaching agreement in principle with all the dissenting shareholders, the Company determined that settlement had become the probable manner through which the appraisal rights litigation would be resolved.  Under current law, (although not applicable in this case because the merger was entered into before the relevant amendment to the law became effective) the court presumptively awards interest in appraisal rights cases at a statutory rate that is 5 percentage points above the Federal Reserve discount rate (as it varies over the duration of the case). In connection with the settlement, the Company agreed to an interest rate that approximates to this statutory rate. Based on the settlement, the Company amended the method of determining its interest provision to reflect this revised manner of resolution, and recorded an additional provision for interest of $73.0 million as an adjusting post balance sheet event in its third quarter financial statements.

The interest cost of $147.6 million has been recorded as interest expense in the Company’s Statement of Operations since the time of the merger, including $77.0 million and $87.3 million recorded in the three and nine months to September 30, 2008 (2007: $7.3 million and $20.7 million) respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.  Shire focuses its business on attention deficit hyperactivity disorder ("ADHD"), human genetic therapies ("HGT"), gastrointestinal ("GI") diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with relatively small-scale sales forces will deliver strong results.

Recent Developments

Settlement of TKT Shareholder Appraisal Rights Litigation

On November 5, 2008 the Company announced that it had settled all pending litigation in connection with the former dissenting shareholders of TKT. The Company has paid the former dissenting shareholders the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest. The total cost of the settlement is $567.5 million (see ITEM 1, Note 20 for further details).

Change of name

Since the end of June 2008 Jersey company law has permitted a public company to use “plc” in its name and it was considered appropriate that the Company adopt this nomenclature. Consequently on September 24, 2008 at the Company’s AGM, it was resolved that the name of Shire Limited be changed to Shire plc.

Significant events in the three months to September 30, 2008

Product highlights

VYVANSETM (lisdexamfetamine dimesylate) – Attention Deficit and Hyperactivity Disorder (“ADHD”)

The launch of VYVANSE for adult ADHD in June 2008 has helped to make VYVANSE the third highest prescribed ADHD product in the US. For the nine months to September 30, 2008 VYVANSE product sales totaled $215.6 million.

On July 2, 2008 Shire shipped to wholesalers stocks of three additional dosage strengths (20mg, 40mg and 60mg) for VYVANSE representing product sales of approximately $24 million.  These product sales have been recognized into revenue in Q3 2008.

FOSRENOL® (lanthanum Carbonate) - Hyperphosphatemia

FOSRENOL was approved in Japan in October 2008. Shire’s out-licensee, Bayer Yakuhin Limited, is now progressing pricing and reimbursement negotiations in that market.

Business highlights

Acquisition of Jerini

During Q3 2008 Shire acquired a majority voting interest in Jerini and published an Offer Document in respect of acquiring the remaining shares in Jerini that it did not already own.  By September 30, 2008 Shire had acquired over 90% of the shares in Jerini and now owns approximately 93% of the shares. The acquisition has added Jerini’s HAE product, FIRAZYR, to the portfolio (See ITEM1, Note 3 for further details).

Sale of non-core assets

Following the transfer of the relevant marketing consents Shire recognised previously deferred gains of $4 million arising from the divestment of non-core products to Laboratorios Almirall S.A (“Almirall”) in 2007.

Research and development

Products in registration September 30, 2008

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)
Following the FDA Cardiovascular and Renal Drugs Advisory Committee recommendation in October of 2007 on the use of phosphate binders, including FOSRENOL, to treat hyperphosphatemia in pre-dialysis CKD patients, Shire continues to work with the FDA to agree to a regulatory pathway for approval for use in pre-dialysis patients.

VYVANSE for ADHD in Canada

In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children. Review is ongoing.

INTUNIV for ADHD
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

LIALDA/MEZAVANT for Ulcerative Colitis
A Regulatory submission for MEZAVANT for the treatment of ulcerative colitis was made to the Australian Regulatory Authorities (TGA) in September  2008.

FIRAZYR for HAE in the US
Jerini received a not approvable letter for FIRAZYR for use in the US from the FDA in April 2008, and plans to provide a complete response by the end of the year.

Products in clinical development as at September 30, 2008

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

Phase 2

JUVISTA for the improvement of scar appearance

Renovo Limited (“Renovo”) intends to initiate its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 in support of Renovo’s filing of a European regulatory dossier. If the outcome from Renovo’s multi centre, EU Phase 3 study is suitably positive, the data will be used to inform the strategy and design of Shire’s US development plan and to strengthen the chances of regulatory and commercial success in the US.

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

MLD program
Shire has an ongoing enzyme replacement therapy program for the treatment of MLD, which is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A (“ASA”). On June 4, 2008 Shire completed its acquisition from Zymenex A/S (“Zymenex”) of the global rights to a clinical candidate ASA, currently known as METAZYM. METAZYM has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing.  The product has been granted orphan drug designation in the US and in the EU. The current plan is to initiate a Phase 2/3 clinical trial as soon as possible following discussions with regulatory authorities in Q4 2008. This product will now be referred to as HGT-1111.

HGT-1110 was in development at Shire for the treatment of MLD following successful pre-clinical proof of concept studies. The HGT-1110 program was replaced with the HGT-1111 development program upon completion of the acquisition.

AMIGAL (HGT-3310 for the treatment Fabry disease)
Amicus Therapeutics Inc. (“Amicus”) met with the FDA to discuss the AMIGAL development program in June 2008, and discussions are ongoing. Discussions are ongoing with the EMEA. A final decision on the global development strategy will follow the conclusion of the discussions with both agencies. Shire has rights to AMIGAL in markets outside the US.

PLICERA (HGT-3410 for the treatment of Gaucher disease)
In March 2008 Amicus announced positive data from its Phase 2 clinical trial. Results from the Phase 2 trial support the previously reported interim findings that PLICERA was generally safe and well tolerated at all doses and increased target enzyme activity levels in a majority of patients. Shire has rights to PLICERA in markets outside the US.

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

HGT-2310 - Hunter syndrome with significant central nervous system symptoms
Following the acceptance by the FDA in January 2008 of Shire’s IND application for idursulfase-IT (HGT-2310 - formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms - “Hunter CNS”) the Company is now in the process of planning clinical trials.

Products in pre-clinical development as at September 30, 2008

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

Results of operations for the three months to September 30, 2008 and 2007

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to September 30, 2008 $M	3 months to September 30, 2007 $M	change %
Product sales	712.5	543.1	31
Royalties	60.8	61.9	-2
Other	5.3	3.7	43
Total	778.6	608.7	28

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to September 30, 2008 $M	3 months to September 30, 2007 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	268.7	249.0	8	-5%
VYVANSE	96.0	10.6	806	n/a
DAYTRANA	18.1	9.4	93	-14%

GI
PENTASA	49.2	43.7	13	n/a
LIALDA / MEZAVANT	40.4	16.3	148	143%

General Products (“GP”)
FOSRENOL	43.0	28.7	50	-1%
DYNEPO	5.2	4.4	18	n/a
CALCICHEW	13.3	13.5	-1	n/a
CARBATROL	21.6	19.3	12	-3%
REMINYL/REMINYL XL	9.6	8.2	17	n/a
XAGRID	19.4	16.8	15	n/a

Other product sales	5.0	27.4	-82
	589.5	447.3	32
Human Genetic Therapies
ELAPRASE	78.2	55.1	42	n/a
REPLAGAL	44.6	40.7	10	n/a
FIRAZYR	0.2	-	n/a	n/a
	123.0	95.8	28
Total product sales	712.5	543.1	31

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, September 2008.  IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

US ADHD market share

Shire’s average quarterly market share of the US ADHD market rose to 32.9% in the three months to September 30, 2008 (2007: 29.7%), driven by the continued growth in market share of VYVANSE. The overall US ADHD market grew by 8% in the same period. Shire has the leading portfolio of products in the US ADHD market.

ADDERALL XR – ADHD

As a result of the launch of VYVANSE in July 2007, ADDERALL XR’s average quarterly market share of the US ADHD market for Q3 2008 fell to 22.3% (2007: 25.2%), a decrease of 12% compared to the same period in 2007.  US prescriptions for ADDERALL XR in the three months to September 30, 2008 decreased by 5% compared to the same period in 2007 due to the 12% decrease in the average market share offset by 8% growth in the US ADHD market.

Sales of ADDERALL XR for the three months to September 30, 2008 were $268.7 million, an increase of 8% compared to the same period in 2007 (2007: $249.0 million).  Product sales grew despite the decline in US prescriptions primarily due to price increases.

Litigation proceedings concerning Shire’s ADDERALL XR patents are on-going. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

VYVANSE – ADHD

VYVANSE was launched in the US market in July 2007.  Product sales for the three months to September 30, 2008 were $96.0 million (2007: $10.6 million) representing a 47% increase compared to sales of $65.2 million in Q2 2008.

Product sales growth was driven by a 19% increase in prescription demand compared to Q2 2008, a price increase and the stocking impact of the new dosage strengths.  For the three months to September 30, 2008 VYVANSE’s average quarterly market share was 9.0% (2007: 2.4%) of the US ADHD market.

By October 17, 2008 VYVANSE had achieved a US ADHD average weekly market share of 10.2%, based on weekly prescription volumes.

DAYTRANA – ADHD

Product sales for the three months to September 30, 2008 were $18.1 million (2007: $9.4 million).  Prescriptions declined by 14% from the same period last year due to a reduction in DAYTRANA’s average quarterly market share of the US ADHD market to 1.6% (2007: 2.1%).

Despite the decrease in prescriptions compared to 2007, sales of DAYTRANA grew 93% compared to the same period last year due to lower sales deductions in 2008 over 2007, when a provision was made for returns following the voluntary market withdrawal of a limited number of DAYTRANA patches.

On August 19, 2008 Shire announced a voluntary recall of two lots of DAYTRANA patches because these patches did not meet their release liner removal specifications which may have resulted in some patients and caregivers having difficulties removing the liners. The voluntary recall was not due to safety issues. Shire and Noven Pharmaceuticals Inc. (“Noven”) (the manufacturer of DAYTRANA) continue to pursue enhancements to the product and to work closely with the FDA to implement changes that may improve the usability of DAYTRANA. No interruption in the production of DAYTRANA is anticipated. Shire and Noven may take additional corrective action.

US oral mesalamine market share

Shire’s average quarterly market share of the US oral mesalamine market rose to 29.3% in the three months to September 30, 2008 (2007: 22.5%), driven by the growth of LIALDA since its launch in March 2007.  The overall US oral mesalamine market grew by 2.4% in the same period.

LIALDA/MEZAVANT – Ulcerative colitis

Shire launched LIALDA in the US oral mesalamine market in March 2007, and during the three months to September 30, 2008 LIALDA had reached an average quarterly market share of 12.7% (2007: 5.4%).  Product sales of LIALDA in the US for the three months to September 30, 2008 were $38.6 million (2007: $16.3 million).

Sales of MEZAVANT outside the US for the three months ended September 30, 2008 were $1.8 million (2007: $nil). As of September 30, 2008 LIALDA/MEZAVANT was available in five EU countries. Launches are planned in other countries during 2008 and 2009, subject to the successful conclusion of pricing and reimbursement negotiations.

PENTASA – Ulcerative colitis

Sales of PENTASA in the US for the three months to September 30, 2008 were $49.2 million, an increase of 13% compared to the same period in 2007 (2007: $43.7 million). During the three months to September 30, 2008 Pentasa had an average market share of 16.6% (2007: 17.1%). Sales grew despite flat prescriptions due to the impact of price increases.

FOSRENOL – Hyperphosphatemia

FOSRENOL is now available in 29 countries and global sales totaled $43.0 million for the three months to September 30, 2008 (2007: $28.7 million).  US sales of FOSRENOL for the three months to September 30, 2008 were up 50% to $24.5 million compared to the same period in 2007 (2007: $16.3 million).  Sales of FOSRENOL outside the US for the same period were up 49% to $18.5 million (2007: $12.4 million), with favorable exchange rate movements against the US dollar accounting for 8% .

FOSRENOL’s average quarterly prescription share of the US phosphate binder retail market decreased  to 8.1% for the three months to September 30, 2008 (2007: 8.5%). Product sales increased despite the decrease in prescriptions due to price increases and an increase in FOSRENOL’s share of the non retail market (increased to 16% in August 2008 compared to 12% in August 2007) as a consequence of focusing on specialist physicians in clinics and dialysis centers.

XAGRID – Thrombocythemia

Sales for the three months to September 30, 2008 were $19.4 million, an increase of 15% compared to the same period in 2007 (2007: $16.8 million).  Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 11% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 4% increase.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Sales for the three months to September 30, 2008 were $78.2 million, an increase of 42% compared to the same period in 2007 (2007: $55.1 million).  The sales growth was primarily driven by increased unit sales in North America, EU, Latin America, and the Asia Pacific. The product is now approved for marketing and commercial distribution in 42 countries.  Exchange rate movements against the US dollar contributed 5% to the growth compared to the prior year.

REPLAGAL – Fabry disease

Sales for the three months to September 30, 2008 were $44.6 million, an increase of 10% compared to the same period in 2007 (2007: $40.7 million).  The sales growth was primarily driven by increased unit sales in the EU and Asia Pacific. The product is now approved for marketing and commercial distribution in 43 countries.  Exchange rate movements against the US dollar contributed 5% to the growth compared to the prior year.

FIRAZYR – HAE

In September 2008, FIRAZYR was launched in Germany and the UK, recognizing sales of $0.2 million (2007: $nil). Launches will continue across Europe as reimbursement negotiations proceed.

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
	3 months to September 30, 2008 sales $M	3 months to September 30, 2008 sales growth in local currency %	3 months to September 30, 2008 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	12.5	+9	+20	+11
REPLAGAL sales in Euros	27.3	+8	+18	+10
ELAPRASE sales in Euros	39.3	+21	+33	+11
XAGRID sales in Pounds Sterling	6.9	+15	+8	-7
CALCICHEW sales in Pounds Sterling	11.8	+3	-3	-6
REMINYL and REMINYL XL sales in Pounds Sterling	9.1	+26	+18	-8
REPLAGAL sales in Pounds Sterling	6.5	-3	-9	-6
ELAPRASE sales in Pounds Sterling	7.3	+16	+10	-6

Royalties

Royalty revenue decreased by 2% to $60.8 million for the three months to September 30, 2008 (2007: $61.9 million).  The following table provides an analysis of Shire’s royalty income:

	3 months to September 30, 2008 $M	3 months to September 30, 2007 $M	Change %
3TC	35.9	36.7	-2
ZEFFIX	8.6	10.2	-16
Others	16.3	15.0	9
Total	60.8	61.9	-2

3TC – HIV infection and AIDS

Shire receives royalties from GSK on worldwide 3TC sales.  Royalties from sales of 3TC for the three months to September 30, 2008 were $35.9 million, (2007: $36.7 million). Excluding unfavorable foreign exchange movements of 6%, there has been growth of 4% compared to the same period in 2007.  The growth of 4% (excluding foreign exchange movements) primarily relates to the phasing of royalty income over Q2 and Q3 2008 and is not representative of trends in the overall 3TC market.  While the nucleoside analogue market for HIV has continued to grow, competitive pressures from new products and entrants to the market have increased and are expected to lead to an overall decline in 3TC sales.

ZEFFIX – Chronic hepatitis B infection

Shire receives royalties from GSK on worldwide ZEFFIX sales.  Royalties from sales of ZEFFIX for the three months to September 30, 2008 were $8.6 million, a decrease of 16% (2007: $10.2 million).  The impact of foreign exchange movements has contributed 10% to the reported decline; excluding unfavorable foreign exchange movements there has been a decrease of 6% compared to the same period in 2007.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen Pharmaceutical N.V. (“Janssen”), an affiliate of Johnson & Johnson.  Shire has exclusive marketing rights in the UK and the Republic of Ireland.

In the US, patent infringement litigation brought by Synaptech and Janssen against several ANDA filers culminated in a trial in Delaware in 2007. Following a decision on August 28, 2008 which rendered the relevant patent invalid, generic versions of RAZADYNE were permitted to enter the US market.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in most countries however the entry of generics into the US market has severely decreased sales in that region.  This decline was expected and is included in our forecasts.

Litigation proceedings relating to RAZADYNE, RAZADYNE ER, REMINYL, REMINYL XL are ongoing.  Further information on these litigations can be found in ITEM 1 of Part I of this Form 10-Q.

Cost of product sales

The cost of product sales increased to $84.2 million for the three months to September 30, 2008 (12% of product sales), from $83.4 million in the corresponding period in 2007 (2007: 15% of product sales). Cost of product sales as a percentage of product sales in the three months to September 30, 2008 compared to the same period in 2007 decreased by 3% points due to favorable charges in product mix.

For the three months to September 30, 2008 cost of product sales included depreciation of $3.2 million (2007: $3.1 million) and amortization of $0.4 million (2007: $0.5 million).  Excluding these charges, cost of product sales decreased as a percentage of product sales to 11% (2007: 15% of product sales).

Research and development (R&D)

R&D expenditure decreased to $127.1 million for the three months to September 30, 2008 (18% of product sales), from $181.4 million in the corresponding period in 2007 (33% of product sales).   For the three months to September 30, 2008 R&D included depreciation of $3.4 million (2007: $2.9 million). For the three months to September 30, 2007 R&D included the up-front payment of $75.0 million to Renovo in respect of JUVISTA (14% of product sales).

Contributing to R&D expenditure in the third quarter of 2008 over 2007 were costs associated with projects in-licensed and acquired since the second half of 2007 including PLICERA, SPD550, AMIGAL, FIRAZYR and METAZYM together with Phase 3(b) and Phase 4 studies to support new product launches.

Selling, general and administrative (SG&A) expenses

SG&A expenses decreased by $8.0 million to $320.4 million (45% of product sales) for the three months to September 30, 2008 compared to $328.4 million (60% of product sales) for the corresponding period in 2007. SG&A expenses for the third quarter of 2008 include amortization of intangible assets of $29.7 million (2007: $31.1 million), costs associated with the introduction of a new holding company of $2.0 million (2007: $nil) and depreciation charges of $12.0 million, (2007: $10.5 million). SG&A for the three months to September 30, 2007 also included charges of $27.0 million in respect of legal settlement provisions for the TKT Class Action Shareholder Suit. SG&A was further reduced as a percentage of product sales reflecting the sales impact in the three months to September 30, 2008 of the successful launches of VYVANSE, LIALDA/MEZAVANT and ELAPRASE.

In Process R&D charge

During the three months to September 30, 2008 the Company recorded an in-process R&D charge of $120.5 million (2007: $nil) in respect of FIRAZYR in markets outside of the EU which, at the acquisition date, had not been approved by the relevant regulatory authorities.

Gain on sale of product rights

For the three months to September 30, 2008 Shire recognized gains of $4.0 million arising from the sale of non-core products to Laboratorios Almirall S.A in 2007. These gains were deferred at December 31, 2007 pending the transfer of the relevant consents.

In the three months to September 30, 2007 Shire recognized gains of $7.1 million on the disposal of EQUETRO to Validus Pharmaceuticals Inc.

Integration costs

During the three months to September 30, 2008 the Company recorded integration costs of $7.5 million (2007: $nil) in respect of Jerini, primarily being acquisition related costs incurred by Jerini.

Interest income

For the three months to September 30, 2008 Shire received interest income of $3.8 million (2007: $8.0 million).  Interest income primarily relates to interest received on cash and cash equivalents.  Interest income for the three months to September 30, 2008 is lower than the same period in 2007 due to lower average cash and cash equivalent balances and lower average US Dollar interest rates.

Interest expense

For the three months to September 30, 2008 the Company incurred interest expense of $92.9 million (2007: $18.0 million).

Interest expense for the three months to September 30, 2008 includes $77.0 million (2007: $7.3 million) in respect to the TKT appraisal rights litigation. This pending litigation was settled in November 2008. Prior to reaching this settlement, the Company accrued interest based on a reasonable estimate of the amount that may be awarded by the Court to those former TKT shareholders who requested appraisal. After reaching the settlement, the Company accrued additional interest expense of $73.0 million consistent with the terms of the settlement agreement. For further details on the settlement of this litigation, see ITEM 1, Note 20 of this Form 10-Q.

Other (expenses)/income, net

Other (expenses)/income for three months to September 30, 2008 includes impairment charges in respect of available for sale securities totaling $54.1 million (2007 : $nil), including $43.7 million relating to the Company’s investment in Renovo. These amounts reflect unrealized losses that have been reclassified out of other comprehensive income into earnings in the period, as management have concluded that the impairment is other than temporary.

The decline in the market value of the Company’s investment in Renovo initially arose from the results of clinical trials for JUVISTA announced by Renovo over 2007 and 2008. In considering whether the decline in value is temporary or “other than temporary” under US GAAP the Company had to consider the following factors:  the severity of the decline from historical cost (87%) and its duration (eleven months); market analysts’ targets of Renovo’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan.

These factors, together with the significant decline in global equity markets during the third quarter of 2008 mean that the Company is unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo could occur.  As such, the Company had to conclude that for US GAAP purposes the decline in value is “other than temporary”.

In such circumstances US GAAP requires the full difference between the book value of the investment and the fair (market) value be recognized as an other than temporary impairment.  Accordingly the Company has recognized an impairment charge of $43.7 million through the Statement of Operations in the three months to September 30, 2008. If in the future JUVISTA’s Phase 3 trials report positively and Renovo’s other products progress through development, Renovo’s share price could react favorably and the Company may recover some or all of this impairment loss. Any future potential increases in the value of Renovo will be recognized through other comprehensive income.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28”. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

The annual effective tax rate applied to the results for the three months to September 30, 2008 was adversely influenced by items (such as the United States research and development tax credit which at September 30, 2008 has yet to be reinstated) that cannot at this time be included in the Company’s estimate of the expected annual effective tax rate. The impact of such items may subsequently be recognized within the expected annual effective tax rate when, in the case of the US research tax credit, tax law changes are enacted.

The effective tax rate for the three months to September 30, 2008 was a negative rate of 102.8% (2007: -211%).  In the three months to September 30, 2008 the negative effective tax rate of 102.8% primarily arose due to the IPR&D charge in respect of FIRAZYR in non-EU markets which is not deductible for tax. Excluding this IPR&D charge the effective rate of tax for the third quarter of 2008 was 18%. The Company has recorded a tax charge in 2008 compared to a tax credit in 2007 due to higher profits and lower levels of tax deductible expenditure in higher tax territories in 2008 compared to 2007. The negative effective tax rate in the third quarter of  2007 was primarily due to higher than forecast levels of tax deductible expenditure, (including amounts paid to Renovo in respect of JUVISTA and legal settlement fees), in high tax territories and reductions to specific tax liabilities following tax filings made in Q3 2007.

Equity in earnings of equity method investees

Earnings of equity method investees of $1.6 million were recorded for the three months to September 30, 2008 (2007: $0.5 million).  This comprised earnings of $1.6 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2007: $1.7 million).

Results of operations for the nine months to September 30, 2008 and 2007

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to September 30, 2008	9 months to September 30, 2007	change
	$M	$M	%
Product sales	2,049.9	1,508.8	36
Royalties	190.7	185.4	3
Other	15.8	17.6	-10
Total	2,256.4	1,711.8	32

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to September 30, 2008 $M	9 months to September 30, 2007 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	826.6	753.2	10	-5%
VYVANSE	215.6	10.6	n/a	n/a
DAYTRANA	61.0	41.2	48	-10%

GI
PENTASA	138.2	127.7	8	-1%
LIALDA / MEZAVANT	99.6	21.3	n/a	n/a

GP
FOSRENOL	121.6	76.0	60	-4%
DYNEPO	18.9	6.3	n/a	n/a
CALCICHEW	40.8	39.1	4	n/a
CARBATROL	55.7	52.7	6	-4%
REMINYL/REMINYL XL	26.6	22.8	17	n/a
XAGRID	58.7	48.4	21	n/a

Other product sales	24.1	80.0	-70	n/a
	1,687.4	1,279.3	32
Human Genetic Therapies

ELAPRASE	230.5	124.4	85	n/a
REPLAGAL	131.8	105.1	25	n/a
FIRAZYR	0.2	-	-	n/a
	362.5	229.5	58
Total product sales	2,049.9	1,508.8	36

The following discussion includes references to prescription and market share data for the Company’s key products.  The source of this data is IMS Health, September 2008. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

Specialty Pharmaceuticals

ADDERALL XR

As a result of the launch of VYVANSE in July 2007 ADDERALL XR’s average share of the US ADHD market for the nine months to September 30, 2008 fell to 23.0% (2007: 26.0%). US prescriptions for ADDERALL XR for the nine months to September 30, 2008 decreased by 5% compared to the same period in 2007 due to a 3% decrease in average market share offset by 7% growth in the US ADHD market.

Sales of ADDERALL XR for the nine months to September 30, 2008 were $826.6 million, an increase of 10% compared to the same period in 2007 (2007: $753.2 million). Product sales grew despite the decline in US prescriptions primarily due to price increases.

Litigation proceedings concerning the Company’s ADDERALL XR patents are ongoing. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

VYVANSE

For the nine months to September 30, 2008 VYVANSE’s average market share was 7.5% of the US ADHD market (2007: 0.8%). Product sales for the nine months to September 30, 2008 were $215.6 million (2007: $10.6 million).

By October 17, 2008 VYVANSE had achieved a US ADHD average weekly market share of 10.2% based on weekly prescription volumes.

DAYTRANA

Product sales for the nine months to September 30, 2008 were $61.0 million (2007: $41.2 million). Prescriptions reduced by 9.8% compared to the same period in 2007 due to a reduction in DAYTRANA’s average share of the US ADHD market from 2.1% in 2007 to 1.8% in 2008.

Despite the decrease in prescriptions compared to 2007, sales of DAYTRANA grew 48% due to lower sales deductions (primarily lower coupon deductions compared to 2007 which was impacted by launch coupon programs) and a price increase.

On August 19, 2008 Shire announced a voluntary recall of two lots of DAYTRANA patches because these patches did not meet their release liner removal specifications which may have resulted in some patients and caregivers having difficulties removing the liners. The voluntary recall was not due to safety issues. Shire and Noven Pharmaceuticals Inc. (the manufacturer of DAYTRANA) continue to pursue enhancements to the product and to work closely with the FDA to implement changes that may improve the usability of DAYTRANA. No interruption in the production of DAYTRANA is anticipated. Shire and Noven may take additional corrective actions.

The addition of VYVANSE combined with ADDERALL XR and DAYTRANA’s market share helped Shire grow its total average share of the US ADHD market to 32.3% for the nine months to September 30, 2008 (2007: 28.9%). Shire has the leading portfolio of products in the US ADHD market.

PENTASA

Sales of PENTASA for the nine months to September 30, 2008 were $138.2 million, an increase of 8% compared to the same period in 2007 (2007: $127.7 million).  Sales grew despite a decrease in prescriptions due to the impact of price increases.

US prescriptions for the nine months to September 30, 2008 were down 1% compared to the same period in 2007 primarily due to a 2% decrease in PENTASA’s US average market share from 17.4% in 2007 to 16.8% in 2008, offset by a 2% increase in the US oral mesalamine prescription market.

LIALDA/MEZAVANT

For the nine months to September 30, 2008 LIALDA had reached an average market share in the US of 10.9% (2007: 2.7%). LIALDA’s product sales in the US for the nine months to September 30, 2008 were $96.2 million (2007: $21.3 million).

Sales of MEZAVANT outside the US for the nine months ended September 30, 2008 were $3.4 million (2007: $nil). 2007. Following launch in the Netherlands in October, 2008, LIALDA/MEZAVANT is now available in six countries with further launches planned in certain other EU countries during 2008 and 2009, subject to the successful conclusion of pricing and reimbursement negotiations.

Since the launch of LIALDA in March 2007, PENTASA and LIALDA’s combined average market share of the US oral mesalamine market grew to 27.7% for the nine months to September 30, 2008 up from 20.1% for the corresponding period to September 30, 2007.

FOSRENOL

FOSRENOL is now available in 29 countries and global sales totaled $121.6 million for the nine months to September 30, 2008 (2007: $76.0 million). US sales of FOSRENOL for the nine months to September 30, 2008 were up 42% to $68.1 million compared to the same period in 2007 (2007: $48.0 million). Sales of FOSRENOL outside the US for the nine months ended September 30, 2008 were $53.5 million (2007: $28.0 million).

FOSRENOL’s average prescription share of the US phosphate binder retail market for the nine months to September 30, 2008 decreased to 8.2% (2007: 8.6%). Sales increased despite the market share decline due to price increases.  As a consequence of focusing on specialist physicians, clinics and dialysis centers, FOSRENOL’s  share of the non-retail market has increased to 16% in August 2008 compared to 12.0% in August 2007.

XAGRID

Sales for the nine months to September 30, 2008 were $58.7 million, an increase of 21% compared to the same period in 2007 (2007: $48.4 million). Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 13% due to growth in many of Shire’s existing markets, with exchange rate movements against the US dollar accounting for the remaining 8% increase.

Human Genetic Therapies

ELAPRASE

Sales for the nine months to September 30, 2008 were $230.5 million, an increase of 85% compared to the same period in 2007 (2007: $124.4 million).  The sales growth was primarily driven by increased unit sales in major markets in the EU, North America, Latin America, and Asia Pacific. The product is now approved for marketing and commercial distribution in 42 countries. Exchange rate movements against the US dollar contributed 10% to the growth compared to the prior year. In order to support the very rapid growth of ELAPRASE globally, additional manufacturing capacity is currently being added in Lexington, MA, which is expected to come on line in late 2009. Supply is sufficient to support all existing patients and allow for forecasted growth in 2009. Inventory will be managed in order to meet forecast demand.

REPLAGAL

Sales for the nine months to September 30, 2008 were $131.8 million, an increase of 25% compared to the same period in 2007 (2007: $105.1 million). The sales growth was primarily driven by increased unit sales in markets in the EU and Latin America. The product is now approved for marketing and commercial distribution in 42 countries. Exchange rate movements against the US dollar contributed 6% to the growth compared to prior year.

FIRAZYR

In September 2008, FIRAZYR was launched in Germany and the UK, recognizing sales of $0.2m (2007: nil). Launches will continue across Europe as reimbursement negotiations proceed.

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
	9 months to September 30, 2008 sales $M	9 months to September 30, 2008 sales growth in local currency %	9 months to September 30, 2008 sales growth in US dollars %	Impact of translation to US dollars %
XAGRID sales in Euros	38.0	+10	+25	+15
REPLAGAL sales in Euros	78.9	+17	+29	+12
ELAPRASE sales in Euros	111.7	+51	+70	+19
XAGRID sales in Pounds Sterling	20.7	+17	+15	-2
CALCICHEW sales in Pounds Sterling	37.1	+7	+5	-2
REMINYL and REMINYL XL sales in Pounds Sterling	24.9	+21	+18	-3
REPLAGAL sales in Pounds Sterling	19.4	+22	+20	-2
ELAPRASE sales in Pounds Sterling	21.8	+65	+61	-4

Royalties

Royalty revenue increased by 3% to $190.7 million for the nine months to September 30, 2008 (2007: $185.4 million).  The following table provides an analysis of Shire’s royalty income:

	9 months to September 30, 2008 $M	9 months to September 30, 2007 $M	Change %
3TC	108.8	111.2	-2
ZEFFIX	29.8	29.6	1
Others	52.1	44.6	17
Total	190.7	185.4	3

3TC

Shire receives royalties from GSK on worldwide 3TC sales.  Royalties from sales of 3TC for the nine months to September 30, 2008 were $108.8 million (2007: $111.2 million). Excluding unfavorable foreign exchange movements of 1%, there has been a decline of 1% compared to the same period in 2007. While the nucleoside analogue market for HIV has continued to grow, competitive pressures from new products and entrants to the market have increased and are expected to lead to an overall decline in 3TC sales.

ZEFFIX

Shire receives royalties from GSK on worldwide ZEFFIX sales.  Royalties from sales of ZEFFIX for the nine months to September 30, 2008 were $29.8 million, an increase of 1% compared to the same period in 2007 (2007: $29.6 million). Excluding unfavorable foreign exchange movements of 2%, there has been growth of 3% compared to the same period in 2007.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), a product marketed worldwide (excluding the UK and the Republic of Ireland) by Janssen Pharmaceutical N.V. (“Janssen”), an affiliate of Johnson & Johnson.  Shire has the exclusive marketing rights in the UK and the Republic of Ireland.

In the US, patent infringement litigation brought by Synaptech and Janssen against several ANDA filers culminated in a trial in Delaware in 2007. Following a decision on August 28, 2008 which rendered the relevant patent invalid, generic versions of RAZADYNE were permitted to enter the US market.

Sales of the REMINYL/RAZADYNE range, for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type, continue to grow in most countries however the entry of generics into the US market has severely decreased sales in that region.  This decline was expected however and is included in our forecasts.

For further information about the litigation proceedings relating to RAZADYNE, RAZADYNE ER, REMINYL, REMINYL XL see ITEM 1 of Part II of this Form 10-Q: Legal Proceedings.

Cost of product sales

The cost of product sales increased by 41% to $317.4 million for the nine months to September 30, 2008 (15% of product sales), up from $224.7 million in the corresponding period in 2007 (2007: 15% of product sales). For the nine months to September 30, 2008 cost of product sales included charges of $53.4 million (3% of product sales) (2007: $nil) relating to the write down of inventory and other exit costs in respect of DYNEPO which the Company has decided to stop commercializing, depreciation of $8.8 million (2007: $9.0 million) and amortization of $1.3 million (2007: $0.5 million).

Research and development (R&D)

R&D expenditure increased to $394.4 million for the nine months to September 30, 2008 (19% of product sales), up from $365.7 million in the corresponding period in 2007 (2007: 24% of product sales). For the nine months to September 30, 2008 R&D included $6.5 million (2007: $nil) relating to the cost of exiting post-approval marketing commitments for DYNEPO, which the Company has decided to stop commercializing. For the nine months to 30 September, 2007 R&D included $80.9 million in respect of up-front and milestone payments made to Renovo for Juvista ($75.0 million) and to Noven in respect of ATS ($5.9 million).

Contributing to the increased R&D expenditure in 2008 over 2007 are projects in-licensed and acquired since the second half of 2007 including SPD 550, PLICERA, AMIGAL, FIRAZYR and METAZYM together with Phase 3(b) and Phase 4 studies to support new product launches. R&D also includes depreciation of $9.4 million (2007: $8.4 million).

Selling, general and administrative (SG&A) expenses

Total SG&A costs increased by 28% to $1,083.7 million in the nine months to September 30, 2008 compared to $847.5 million in the nine months to September 30, 2007.  As a percentage of product sales, SG&A expenses were 53% (2007: 56%).

SG&A for the nine months to September 30, 2008 includes intangible asset impairment charges of $90.4 million (4% of product sales) (2007: $nil) in respect of DYNEPO, increased amortization of intangible assets of $91.5 million (2007: $64.0 million) (increased due to VYVANSE, launched July 2007), and costs associated with the introduction of a new holding company of $14.2 million (2007: $nil). SG&A for the nine months to September 30, 2007 included charges of $27.0 million in respect of legal settlement provisions for the TKT Class Action Shareholders Suit. Other increases in SG&A expenses mainly relate to the increase in advertising, promotional and marketing spend to support VYVANSE, LIALDA/MEZAVANT and ELAPRASE. SG&A includes depreciation charges of $34.0 million (2007: $29.9 million).

In Process R&D charge

For the nine months to September 30, the Company recorded an in-process R&D charge of $255.5 million in respect of FIRAZYR in markets outside of the EU ($120.5 million) and the acquisition of the global rights to the clinical candidate arylsultatase – A currently known as METAZYM (HGT–1111), being investigated for the treatment of MLD acquired from Zymenex ($135.0 million).

The IPR&D charge in respect of FIRAZYR of $120.5 million relates to the US ($60.3 million) and ROW ($60.2 million). In the US FIRAZYR received a not approvable letter from the FDA in April 2008, and in ROW it has not been approved by the regulatory authorities. At the time of the acquisition of FIRAZYR, Shire’s management estimated that future R&D costs until regulatory approval would be approximately $20.0 million. This estimate can be affected by various factors, both internal and external, and is part based upon management estimates and assumptions. For this reason, amongst others, the actual cash flows may vary from future estimated cashflows.

METAZYM has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing. The product has been granted orphan drug designation in the US and in the EU. This product will now be referred to as HGT-1111. At the time of the acquisition of METAZYM, Shire’s management estimated that future R&D costs until regulatory approval for METAZYM for the treatment of MLD in the US and the EU will be approximately $80 to $90 million. This estimate can be affected by various factors both internal and external and is, in part, based on management’s estimate and assumptions. For this reason, among others, the actual cash flows may vary from forecast future cash flows.

During the nine months to September 30, 2007 Shire expensed the portion of the New River purchase price allocated to in-process R&D totaling $1,896.0 million. This amount represented the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, including the adult indication of VYVANSE. On April 23, 2008 Shire announced that the FDA had approved the adult indication for VYVANSE, and Shire launched VYVANSE for adult ADHD in the US in June 2008. In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children, and Shire expects to submit the regulatory filing for VYVANSE in Europe for the treatment of ADHD in children aged 6 to 17 in 2010. At September 30, 2008 management estimated that future R&D costs until regulatory approval for VYVANSE for ADHD in RoW are approximately $50 to $70 million. These estimates can be affected by various factors and are, in part, based on management’s estimate and assumptions.  For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Gain on sale of product rights

For the nine months to September 30, 2008 Shire recognized gains of $20.7 million (2007: $12.1 million) on the sale of non-core product rights. In the nine months to September 30, 2008 Shire realized a gain of $5.0 million from the sale of certain hormone replacement therapy products to Meda AB and also realized $15.7 million of gains deferred at December 31, 2007 resulting from the sale of other non-core products during 2007. These gains were deferred at December 31, 2007 pending the transfer of the relevant consents.

Integration costs

During the nine months to September 30, 2008 the Company recorded integration costs of $7.5 million in respect of Jerini, primarily being acquisition related costs incurred by Jerini.

During the nine months to September 30, 2007 the Company incurred integration costs of $1.3 million in respect of the acquisition of New River.

Interest income

For the nine months to September 30, 2008 Shire received interest income of $23.0 million (2007: $42.7 million).  Interest income primarily relates to interest received on cash and cash equivalents.  Interest income for the nine months to September 30, 2008 is lower than the same period in 2007 due to lower average cash balances and lower average US Dollar interest rates.

Interest expense

For the nine months to September 30, 2008 the Company incurred interest expense of $127.0 million (2007: $53.8 million).

Interest expense for the nine months to September 30, 2008 includes $87.3 million (2007: $20.7 million) in respect to the TKT appraisal rights litigation. This pending litigation was settled in November 2008. Prior to reading this settlement, the Company accrued interest based on a reasonable estimate of the amount that may be awarded by the Court to those former TKT shareholders who requested appraisal. After reading the settlement, the Company accrued additional interest expense of $73.0 million consistent with the terms of the settlement agreement. For further details on the settlement of this litigation, see ITEM 1, Note 20 of this Form 10-Q.

In 2007 interest expense also included a $7.9 million write-off of deferred financing costs on repayment of term loans used to fund the acquisition of New River following the issue of the $1.1 billion convertible bonds in May 2007.

Other (expenses)/income, net

Other (expenses)/ income for the nine months to September 30, 2008 includes impairment charges in respect of  available for sale securities totaling $54.1 million (2007: $nil), including $43.7 million relating to the Company’s investment in Renovo. These amounts reflect unrealized holding losses that have been reclassified out of other comprehensive income into earnings in the period, as management have concluded that the impairment is other than temporary.

The decline in the market value of the Company’s investment in Renovo initially arose from the results of clinical trials for JUVISTA announced by Renovo over 2007 and 2008. In considering whether the decline in value is temporary or “other than temporary”  under US GAAP the Company had to consider the following factors: the severity of the decline from historical cost (87%) and its duration (eleven months); market analysts’ targets of Renovo’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan.

These factors, together with the significant decline in global equity markets during the third quarter of 2008 mean that the Company is unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo could occur. As such, the Company had to conclude that for US GAAP purposes the decline in value is “other than temporary”.

In such circumstances US GAAP requires the full difference between the book value of the investment and fair (market) value be recognized as an other than temporary impairment. Accordingly the Company has recognized an impairment charge of $43.7 million through the Statement of Operations in the nine months to September 30, 2008. If in the future JUVISTA’s Phase 3 trials report positively and Renovo’s other products progress through development, Renovo’s share price could react favorably and the Company may recover some or all of this impairment loss. Any further  potential increases in the value of Renovo will be recognized through other comprehensive income.

Other income also includes a gain of $9.4 million arising from the sale of Shire’s minority equity investment in Questcor Pharmaceutical Inc., a specialty pharmaceutical company focused on providing prescription drugs for central nervous system (CNS) disorders. Shire received cash consideration of $10.3 million.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.   Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

The annual effective tax rate applied to the results for the nine months to September 30, 2008 was adversely influenced by items (such as the United States research and development tax credit which at September 30, 2008 has yet to be reinstated) that cannot at this time be included in the Company’s estimate of the expected annual effective tax rate. The impact of such items may subsequently be recognized within the expected annual effective tax rate when, in the case of the US research and development tax credit, tax law changes are enacted.

The effective tax rate for the nine months to September 30, 2008 was 82.9% (2007: -2.7%). Excluding the IPR&D charges that arose of $255.5 million in relation to FIRAZYR in non-EU markets acquired with Jerini and METAZYM acquired from Zymanex in 2008 and $1,896.0 million in relation to VYVANSE in non-pediatric indicators in the US and the Rest of the World acquired with New River in 2007, the effective tax rate is 19.0% (2007:16%). The increase in the effective tax rate excluding R & D charges is due to higher profits and lower levels of tax deductible expenditure in higher tax territories in 2008 compared to 2009.

Equity in earnings of equity method investees

Earnings of equity method investees of $1.3 million were recorded for the nine months to September 30, 2008 (2007: $1.7 million). This comprised earnings of $4.4 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2007: $4.8 million) offset by losses of $3.1 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2007: losses $3.1 million).

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

On November 7, 2008 the Company made a payment of $567.5 million to dissenting shareholders in settlement of the TKT appraisal rights litigation, (see ITEM 1, Note 20 of this Form 10-Q for further details). This payment was funded from the Company’s existing cash resources and by drawing $190 million on its existing credit facility (see below).

Financing

Shire’s current financing arrangements comprise of $1,100 million in principal amount of 2.75% convertible bonds due 2014, a $1,200 million revolving credit facility and a €40 million term facility.

To facilitate the provision of the financing confirmation required in connection with the tender offer for Jerini AG, Shire Limited (now known as Shire plc) entered into a €100 million three month committed term facility on 7 August 2008. Shire plc has entered into a separate agreement with Shire Deutschland Investments GmbH (formerly known as Maia Elfte Vermogenverwaltungs GmbH (“Bidco”)) under which Bidco has the right to submit utilisation requests in respect of this facility on behalf of Shire plc. Amounts borrowed under the facility may only be used to satisfy claims resulting from shareholders in Jerini accepting the tender offer. On September 30, 2008 the facility was reduced to €40 million.

The margin payable over LIBOR on drawings under the facility is 95 basis points per annum. The commitment fee on undrawn amounts is 35 basis points per annum. The availability of loans under the facility is subject to customary conditions, including the absence of any major events of default and the accuracy of the major representations contained therein. The facility does not contain financial covenants, but includes a cross default clause.

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

Facility agreement

In connection with the Scheme of Arrangement, with effect from May 23, 2008, Shire plc, (the former holding company of the Shire Group, “Old Shire”) entered into an accession and amendment deed dated April 15, 2008 between Shire plc (formerly Shire Limited), Old Shire, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent (the “Accession and Amendment Deed”) relating to the Company’s $1,200 million facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007) between, among others, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, Lloyds TSB Bank plc, Bank of America, N.A. and Morgan Stanley Bank (the “Facility Agreement”). The following is a description of the material amendments to the Facility Agreement, affected pursuant to the Accession and Amendment Deed, which took effect on May 23, 2008, immediately prior to the Scheme of Arrangement becoming effective.

Shire plc acceded to the Facility Agreement as a borrower and guarantor, and Shire Holdings UK Limited, a wholly-owned subsidiary of Old Shire , acceded to the Facility Agreement as a borrower. Old Shire ceased to be a party to the Facility Agreement as a guarantor (although it remains a party to the Facility Agreement as a borrower). The Facility Agreement was amended and restated in order to take account of the fact that Shire plc is incorporated in Jersey and tax resident in the Republic of Ireland, exclude the Scheme of Arrangement between Shire plc and its shareholders from the mandatory prepayment provisions contained in the Facility Agreement, and amend the financial covenants contained in the Facility Agreement in order to ensure that if the level of interest awarded in the TKT appraisal rights litigation differs from that provided for in Shire’s accounts, any excess or shortfall would be treated as if it had been provided for on a pro rata basis in accounting periods up to the time of judgement, to avoid a technical breach of the Facility Agreement in the accounting period in which the judgement occurs.

On November 7, 2008 Shire drew down $190.0 million from the facility to part fund the TKT appraisal rights litigation settlement.

2.75% Convertible Bonds due 2014

In connection with the Scheme of Arrangement Shire entered into:

(i)      a supplemental trust deed dated April 15, 2008 between Shire plc, Old Shire and BNY Corporate Trustee Services Limited as Trustee (the “Supplemental Trust Deed”) relating to a trust deed dated May 9, 2007 (the “Trust Deed”) constituting the US $1,100,000,000 2.75% Convertible Bonds due 2014 (the “Convertible Bonds”) originally issued by Shire; and

(ii)      an accession and amendment agreement dated April 15, 2008 between Shire plc, Old Shire  BNY Corporate Trustee Services Limited as Trustee and The Bank of New York as Paying and Conversion Agent (the “Accession and Amendment Agreement”) relating to a paying and conversion agency agreement dated May 9, 2007 (the “Agency Agreement”) between Old Shire, BNY Corporate Trustee Services Limited as Trustee and The Bank of New York as Paying and Conversion Agent.

The following is a description of the material amendments to the Trust Deed, effected pursuant to the Supplemental Trust Deed, and to the Agency Agreement, effected pursuant to the Accession and Amendment Agreement, each of which took effect on May 23, 2008, immediately prior to the Scheme of Arrangement becoming effective.

Shire plc was substituted in place of Old Shire as principal obligor under, and issuer of, the Convertible Bonds, and Shire plc acceded to, and assumed all Old Shire obligations under, the Trust Deed and the Agency Agreement. Old Shire ceased to be a party to the Trust Deed and the Agency Agreement. The Trust Deed, the Agency Agreement and the terms and conditions of the Convertible Bonds were amended and restated in order to, among other things, provide that the Convertible Bonds will, following the substitution, be convertible into ordinary shares of Shire plc.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt/cash funds (excluding restricted cash), as at September 30, 2008 and September 30, 2007:

	September 30, 2008 $’M	September 30, 2007 $’M
Cash and cash equivalents	473.3	562.9
Convertible debt	(1,100.0)	(1,100.0)
Building financing obligation	(34.3)	(32.7)
Total debt	(1,134.3)	(1,132.7)
Net debt	(661.0)	(569.8)

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2008 was $525.5 million compared to $408.1 million for the nine months to September 30, 2007. Cash provided by operating activities was higher in 2008 than 2007 due to strong cash flows from operations which were only partially offset by the payments in respect of the acquisition of METAZYM from Zymenex, tax payments and settlement of the 2003 TKT class action law suit.

Net cash used in investing activities was $630.1 million in the nine months to September 30, 2008. This included the cash cost of purchasing a majority voting interest in Jerini ($462.5 million, net of cash acquired), expenditure on purchases of property, plant and equipment of $166.5 million, the final sales milestone payment of $25.0 million for DAYTRANA to Noven and long-term investments of $1.3 million, which were partially offset by receipts of $10.3 million from the sale of long term assets and $5.0 million received from the sale of product rights. Capital expenditure on property, plant and equipment included $96.5 million on construction work at Shire’s office and manufacturing facilities in Lexington, Massachusetts, and $4.7 million on construction work at the Basingstoke, UK Office.

Net cash used in investing activities was $2,625.7 million in the nine months to September 30, 2007. This included expenditure on the acquisition of New River, net of cash acquired, of $2,458.6 million and acquisition expenses of $60.4m, purchases of property, plant and equipment of $62.1 million, intangible assets of $58.2 million and long-term investments of $56.7 million (which included expenditure of $50 million on an equity investment in Renovo), which were partially offset by deposits/proceeds from the sale of product rights of $24.3 million and $55.8 million received on maturity of New River short term investments. Capital expenditure on property, plant and equipment included $18.7 million on IT at the Wayne, Pennsylvania, US headquarters and $9.5 million on IT at the Basingstoke, UK Office; $6.6 million on construction work at Shire’s manufacturing facility at Owings Mills, Maryland; and $4.7 million on leasehold improvements, $5.9 million on laboratory equipment and $7.1 million on IT equipment at Shire’s site in Cambridge, Massachusetts.  Capital expenditure on intangible assets included a $50 million sales milestone paid to Noven for DAYTRANA.

Net cash used in financing activities was $179.1 million for the nine months to September 30, 2008 of which $140.2 million related to payments to acquire shares by the ESOT and $36.4 million to the dividend payment.

Net cash provided by financing activities was $1,647.6 million for the nine months to September 30, 2007. On April 18, 2007 the Company fully utilized Term Loan A of $1,000 million and Term Loan B of $300 million under the Facility Agreement to partially fund the acquisition of New River, which were subsequently repaid in the period. Shire incurred $14.5 million of arrangement costs in the nine months to September 30, 2007. In May 2007 Shire issued $1.1 billion principal amount of convertible bonds due 2014. The net proceeds of the issue of the Bonds were $1.1 billion with associated issue costs of $18.3 million. On February 20, 2007 the Company raised $877.3 million, net of associated costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share.  In addition, the Company received $13.0 million from the exercise of warrants and $25.6 million from the exercise of stock options, made payments to acquire treasury stock of $168.5 million and paid a dividend of $29.4 million. Shire also paid $279.4 million to holders of New River’s 3.5% Convertible Subordinated Notes due 2013 and received $141.8 million from Merrill Lynch in settlement of a purchased call option entered into by New River prior to the acquisition in April 2007.

Obligations and commitments

Other than the settlement of the TKT appraisal rights litigation (see ITEM 1, Note 20 of this Form 10-Q for further details), during the nine months to September 30, 2008 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2007. See ITEM 1, Note 14 for further details.

During November 2008 the Company announced that it had settled all pending litigation brought by certain former dissenting shareholders of TKT. The Company will pay the former dissenting shareholders the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest. The total cost of the settlement is $567.5 million, (see ITEM 1, Note 20 for further details). On November 7, 2008 the Company made a payment of $567.5 million to the dissenting shareholders; this payment was funded from the Company’s existing cash resources and by drawing $190 million on its existing credit facility.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates and assumptions are primarily made in relation to provisions for litigation, valuation of intangible assets (including those acquired through business combinations), the valuation of equity investments, sales deductions, income taxes and share-based payments.

Critical accounting estimates are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2007. Material updates to those estimates discussed in Shire’s Annual Report on Form 10-K are discussed below.

Valuation of intangible assets

(a)      General

The Company has acquired and continues to acquire significant intangible assets, recorded at acquisition cost. As at September 30, 2008 the carrying value of such intangibles was $1,843 million, which primarily related to the Company’s DAYTRANA ($136 million), FIRAZYR ($270 million), FOSRENOL ($18 million), PENTASA ($74 million), REMINYL ($19 million), REPLAGAL ($305 million), VYVANSE ($1,001 million) and XAGRID ($11 million) products.  Those assets which do not yet have a defined revenue stream and for which there are no alternative uses are expensed upon acquisition, and those that do have a defined revenue stream (namely commercial products or rights to products awaiting final regulatory approval) are capitalized and amortized over their estimated useful life. Management’s estimate of the useful life considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit the useful life and the effects of demand; competition; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of the Company’s market risk exposure. The global financial crisis has increased the Company’s credit risk exposure. The Company continues to operate its financial management in accordance with the policies set out in the Item 7A of the Company’s Form 10-K for the year ended December 31, 2007 but has increased the frequency with which it reviews counterparty credit risk. There has been no significant deterioration in the value of assets held by the Company as a result of credit risk and the Company has not suffered any material losses as a result of the global financial crisis. There have been no material changes in the Company’s exposure to market risk since December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

As at September 30, 2008, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 14(xi), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2008 Shire plc (formerly Shire Limited) became the holding company of Shire plc (the former holding company of the Shire Group) (“Old Shire”) pursuant to a scheme of arrangement under Sections 895 to 899 of the United Kingdom Companies Act 2006 that was approved by the High Court of Justice in England and Wales and the shareholders of Old Shire. Pursuant to the Scheme of Arrangement, ordinary shares, each having a nominal value of £0.05, of Old Shire were exchanged for ordinary shares, each having a nominal value of £0.05, of Shire plc, on a one-for-one basis. The Scheme of Arrangement did not involve any payment for the Shire plc Ordinary Shares.

The Shire Ordinary Shares underlying the Shire American Depositary Shares, each representing three Shire Ordinary Shares, participated in the Scheme of Arrangement like all other Shire Ordinary Shares. The Scheme of Arrangement did not involve any payment for the Shire plc ADSs.

Shire plc effected the Scheme of Arrangement after a hearing upon the fairness of the terms of the Scheme of Arrangement to holders of old Shire ordinary shares within the meaning of Section 3(a)(10) under the US Securities Act of 1933, as amended, and the New Shire Ordinary Shares were not registered thereunder in reliance on the exemption from registration provided by Section 3(a)(10).

For further information, see Form 8-K filed May 23, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on September 24, 2008.The resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

Resolution	For*	Against	Votes withheld**
1. To elect Mr Matthew Emmens as a Director of the Company	301,376,910	4,696,170	25,441,808
2. To elect Mr Angus Russell as a Director of the Company	331,225,599	138,229	151,060
3. To elect Mr Graham Hetherington as a Director of the Company	331,234,635	127,173	153,080
4. To elect Dr Barry Price as a Director of the Company	328,858,454	2,501,778	154,656
5. To elect Mr David Kappler as a Director of the Company	330,945,634	412,470	156,784
6. To elect Dr Jeffrey Leiden as a Director of the Company	331,221,109	138,828	154,951

Resolution	For*	Against	Votes withheld**
7. To elect Mr Patrick Langlois as a Director of the Company	330,949,493	412,089	153,306
8. To elect Ms Kate Nealon as a Director of the Company	331,014,606	346,949	153,333
9. To elect Mr David Mott as a Director of the Company	327,884,774	2,101,928	1,528,186
10. To elect Dr Michael Rosenblatt as a Director of the Company	331,232,603	126,815	155,470
11. To re-appoint Deloitte & Touche LLP as Auditors of the Company	327,634,578	1,301,388	2,578,922
12. To authorise the Audit, Compliance and Risk Committee to determine the remuneration of the auditors	331,225,599	1,470,679	159,584
13. To authorise the allotment of shares	328,104,104	3,189,130	221,654
14. To authorise the disapplication of pre-emption rights	329,760,418	1,575,955	178,515
15. To authorise market purchases	330,598,450	729,745	186,693
16. To change the name of the Company to Shire plc	331,323,817	31,609	159,462

* These figures included discretionary votes
** Votes withheld enable the voter to abstain on any particular resolution

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)

3.01	Form of Amended Memorandum and Articles of Association of Shire plc as adopted by special resolution passed on April 10, 2008 and amended by special resolution on September 24, 2008.(4)

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (18)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (19)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (20)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (21)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (22)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (23)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (24)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (25)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (27)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (28)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (29)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008.

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008.

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein.

21	List of Subsidiaries. (30)

31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(10)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(11)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(13)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(19)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(22)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(23)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(24)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(26)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(28)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K/A filed on May 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC (Registrant)
Date: November 10, 2008	/s/ Angus Russell By: Angus Russell Chief Executive Officer
Date: November 10, 2008	/s/ Graham Hetherington By: Graham Hetherington Chief Financial Officer