Form 10-Q
period 2009-03-31
Shire plc
filed 2009-05-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009

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

Yes [  ]            No [X]

As at April 27, 2009 the number of outstanding ordinary shares of the Registrant was 560,281,443.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of research, development, approval, reimbursement, manufacturing and commercialization of the Company’s Specialty Pharmaceutical and Human Genetic Therapies products, as well as the ability to acquire rights in new products for commercialization and/or development; government regulation of the Company’s products; the Company’s ability to manufacture its products in sufficient quantities to meet demand; the impact of competitive therapies on the Company’s products; the Company’s ability to register, maintain and enforce patents and other intellectual property rights relating to its products; the Company’s ability to obtain and maintain government and other third-party reimbursement for its products; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

Shire Product	Active ingredient
ADDERALL® XR	(mixed salts of a single-entity amphetamine)
AMIGAL™	(migalastat hydrochloride) (trademark of Amicus Therapeutics (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
DAYTRANA®	(methylphenidate transdermal system)
ELAPRASE®	(idursulfase)
EQUASYM® IR	(methylphenidate hydrochloride) (trademark of UCB S.A. (“UCB”))
EQUASYM® XL	(methylphenidate hydrochloride) (trademark of UCB)
FIRAZYR®	(icatibant)
FOSRENOL®	(lanthanum carbonate)
INTUNIV™	(guanfacine – extended release)
JUVISTA®	(human TGFβ3) (trademark of Renovo Limited)
LIALDA®	(mesalamine)
MEZAVANT®	(mesalamine)
PENTASA®	(mesalamine) (trademark of Ferring Pharmaceuticals Ltd)
PLICERA™	(isofagomine tartrate) (trademark of Amicus)
RAZADYNE®	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL®	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL XL™	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE®	(trademark of Barr Laboratories, Inc. (“Barr”))
VYVANSE®	(lisdexamfetamine dimesylate)
XAGRID™	(anagrelide hydrochloride)
ZEFFIX®	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
3TC®	(lamivudine) (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2009

Table of contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2009 $’M	December 31, 2008 $’M
ASSETS
Current assets:
Cash and cash equivalents		291.1	218.2
Restricted cash		36.1	29.2
Accounts receivable, net	5	551.8	395.0
Inventories, net	6	164.9	154.5
Assets held for sale	7	15.9	16.6
Deferred tax asset		86.9	89.5
Prepaid expenses and other current assets	8	153.8	141.4

Total current assets		1,300.5	1,044.4

Non-current assets:
Investments	9	73.8	42.9
Property, plant and equipment, net		559.4	534.2
Goodwill		355.7	350.8
Other intangible assets, net	10	1,852.5	1,824.9
Deferred tax asset		131.5	118.1
Other non-current assets		14.2	18.4

Total assets		4,287.6	3,933.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	829.7	708.6
Deferred tax liability		57.6	10.9
Other current liabilities	12	70.7	104.3

Total current liabilities		958.0	823.8

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long term debt		51.4	43.1
Deferred tax liability		371.9	377.0
Other non-current liabilities	13	263.8	291.3

Total liabilities		2,745.1	2,635.2

Commitments and contingencies	14

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2009 $’M	December 31, 2008 $’M

Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 560.3 million shares issued and outstanding (2008: 1,000 million shares authorized; and 560.2 million shares issued and outstanding)	55.5	55.5
Treasury stock: 20.6 million shares (2008 : 20.7 million shares)	(396.4)	(397.2)
Additional paid-in capital	2,610.5	2,594.6
Accumulated other comprehensive income	111.4	97.0
Accumulated deficit	(838.9)	(1,051.7)

Total Shire plc shareholders’ equity	1,542.1	1,298.2
Noncontrolling interest in subsidiaries	0.4	0.3

Total equity	1,542.5	1,298.5

Total liabilities and equity	4,287.6	3,933.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Notes	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M
Revenues:
Product sales		756.0	631.7
Royalties		50.6	65.1
Other revenues		11.2	5.4

Total revenues		817.8	702.2

Costs and expenses:
Cost of product sales (1)		83.6	90.3
Research and development (2)	3	185.9	111.8
Selling, general and administrative (1) (2)		318.9	344.7
Gain on sale of product rights		-	(7.6)
Reorganization costs	3	2.2	-
Integration and acquisition costs	4	1.4	-

Total operating expenses		592.0	539.2

Operating income		225.8	163.0

Interest income		0.6	12.7
Interest expense		(11.0)	(17.3)
Other income, net		50.3	12.7

Total other income, net		39.9	8.1

Income from continuing operations before income taxes and equity in (losses)/earnings of equity method investees		265.7	171.1
Income taxes		(49.5)	(44.1)

Equity in (losses)/earnings of equity method investees, net of taxes		(0.1)	1.6

Income from continuing operations, net of tax		216.1	128.6

Loss from discontinued operations (net of income tax expense of $nil and $nil respectively)		(2.6)	-
Net income		213.5	128.6

Add: Net loss attributable to the noncontrolling interest in subsidiaries		0.1	-

Net income attributable to Shire plc		213.6	128.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to March 31, 2009 (2008: $0.4 million) and Selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $32.5 million for the three months to March 31, 2009 (2008: $30.8 million).

(2)
Costs of $10.2 million, predominantly relating to certain Medical Affairs costs related to promotional and marketing activities, have been reclassified from Research and development costs to Selling, general and administrative costs for the three months to March 31, 2008.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	3 months to March 31, 2009		3 months to March 31, 2008
Earnings per ordinary share - basic
Income from continuing operations attributable to Shire plc shareholders		40.1	c	23.6	c
Loss from discontinued operations attributable to Shire plc shareholders		(0.5	c)	-

Earnings per ordinary share attributable to Shire plc shareholders - basic		39.6	c	23.6	c

Earnings per ordinary share - diluted
Income from continuing operations attributable to Shire plc shareholders		38.9	c	22.7	c
Loss from discontinued operations attributable to Shire plc shareholders		(0.4	c)	-

Earnings per ordinary share attributable to Shire plc shareholders – diluted		38.5	c	22.7	c

Weighted average number of shares (millions):
Basic	16	539.2		545.1
Diluted	16	577.2		581.5

	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M
Amounts attributable to Shire plc shareholders
Income from continuing operations, net of tax	216.2	128.6
Loss from discontinued operations, net of tax	(2.6)	-

Net income attributable to Shire plc	213.6	128.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Shire plc shareholders
	Common stock $’M	Common stock Number of shares M’s	Treasury stock $’M	Additional paid-in capital $’M	Accumu-lated other compre- hensive income $’M	Accum- ulated deficit $’M	Non-controlling interest in subsidiaries $’M	Total equity $’M
As at January 1, 2009	55.5	560.2	(397.2)	2,594.6	97.0	(1,051.7)	0.3	1,298.5

Net income/(loss) for the period	-	-	-	-	-	213.6	(0.1)	213.5

Foreign currency translation	-	-	-	-	13.8	-	-	13.8

Options exercised	-	0.1	-	0.1	-	-	-	0.1

Share-based compensation	-	-	-	15.8	-	-	-	15.8

Shares released by Employee Share Ownership Trust (“ESOT”) to satisfy exercise of stock options	-	-	0.8	-	-	(0.8)	-	-

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	0.6	-	-	0.6

Capital contribution attributable to noncontrolling interest in Jerini AG (“Jerini”)	-	-	-	-	-	-	0.2	0.2

As at March 31, 2009	55.5	560.3	(396.4)	2,610.5	111.4	(838.9)	0.4	1,542.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to March 31, 2009	3 months to March 31, 2008
	$’M	$’M

Net income	213.5	128.6
Other comprehensive income:
Foreign currency translation adjustments	13.8	10.5
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes of $nil (2008: $nil)	0.6	(28.4)
Realized gain on available-for-sale securities, net of taxes of $nil (2008: net of taxes of $4.0 million)	-	(5.4)

Comprehensive income	227.9	105.3
Add: Comprehensive loss attributable to the noncontrolling interest in subsidiaries	0.1	-

Comprehensive income attributable to Shire plc	228.0	105.3

The components of accumulated other comprehensive income as at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009 $’M	December 31, 2008 $’M
Foreign currency translation adjustments	115.3	101.5
Unrealized holding loss on available-for-sale securities, net of taxes	(3.9)	(4.5)
Accumulated other comprehensive income	111.4	97.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Shire plc	213.6	128.6
Adjustments to reconcile net income attributable to Shire plc to net cash provided by operating activities:
Loss from discontinued operations	2.6	-
Depreciation and amortization	55.3	47.4
Amortization of deferred financing charges	1.3	1.3
Interest on building financing obligation	0.5	1.2
Share-based compensation	15.8	16.3
Impairment of property, plant and equipment	2.2	-
Gain on sale of long-term assets	(0.7)	-
Gain on sale of long-term investments	(55.2)	(9.4)
Gain on sale of product rights	-	(7.6)
Movement in deferred taxes	33.7	33.8
Equity in losses/(earnings) of equity method investees	0.1	(1.6)
Noncontrolling interest in subsidiaries	(0.1)	-
Change in operating assets and liabilities
Increase in accounts receivable	(151.0)	(50.4)
Increase in sales deduction accrual	121.9	7.9
Increase in inventory	(9.5)	(9.1)
(Increase)/decrease in prepayments and other current assets	(12.3)	20.5
Decrease in other assets	3.4	0.3
Decrease in accounts and notes payable and other liabilities	(37.6)	(117.1)
(Decrease)/increase in deferred revenue	(2.2)	3.6
Returns on investment from joint venture	4.9	-
Cash flows used in discontinued operations	(2.6)	-
Net cash provided by operating activities (A)	184.1	65.7

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash	(6.9)	5.0
Purchases of subsidiary undertakings and businesses, net of cash acquired	(74.1)	-
Purchase of long-term investments	-	(1.0)
Purchase of property, plant and equipment	(42.0)	(27.8)
Purchase of intangible assets	(6.0)	-
Proceeds from sale of long-term investments	19.2	10.3
Proceeds from disposal of property, plant and equipment	0.4	0.1
Proceeds/deposits received from sale of product rights	-	5.0
Returns of equity investments	0.2	-
Net cash used in investing activities (B)	(109.2)	(8.4)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building financing obligation	(0.7)	(0.2)
Proceeds from exercise of options	0.1	0.3
Payments to acquire shares by ESOT	-	(33.1)
Net cash used in financing activities (C)	(0.6)	(33.0)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.4)	3.8
Net increase in cash and cash equivalents (A+B+C+D)	72.9	28.1
Cash and cash equivalents at beginning of period	218.2	762.5

Cash and cash equivalents at end of period	291.1	790.6

Supplemental information:	Notes	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M

Interest paid		1.7	0.5
Income taxes paid		50.4	37.9

Non cash activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as consideration for disposal of long term investment	9	50.8	-
Building financing obligation		8.5	-

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

The December 31, 2008 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. Interim results are not necessarily indicative of results to be expected for the full year.

(b)	Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, the valuation of equity investments, income taxes and provisions for litigation.

(c)	Accounting pronouncements adopted during the period

Statement of Financial Accounting Standards (“SFAS”) No. 161

On January 1, 2009 the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and these disclosures are included within Note 15.

SFAS No. 160

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (formally known as a minority interest) as equity in the consolidated financial statements, separate from the parent's equity. In addition, the amount of net income attributable to noncontrolling interests is required to be included in consolidated net income on the face of the income statement. SFAS No. 160 also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a consequence of the adoption of SFAS No. 160, the balance of noncontrolling interests has been reclassified to within shareholders’ equity and net income attributable to Shire plc shareholders has been shown separately from that attributable to noncontrolling interests on the unaudited consolidated statements of income and the unaudited consolidated statement of changes in equity. The adoption of SFAS No. 160 has not had an impact on the Company’s consolidated cash flows.

SFAS No. 141(R)

On January 1, 2009 the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed and noncontrolling interests in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) also amended the accounting treatment for certain specific items including: the expensing of acquisition costs; the capitalization of in-process research and development; recording of contingent consideration at fair value with subsequent changes in fair value being generally reflected in earnings; and the introduction of a substantial number of new disclosure requirements. The provisions of SFAS No. 141(R) have been applied to business combinations completed in the three months to March 31, 2009.

Emerging Issues Task Force (“EITF”) 07-5

On January 1, 2009 the Company adopted EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF No. 07-5"). Paragraph 11(a) of SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows statements.

EITF 07-1

On January 1, 2009 the Company adopted EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of EITF 07-1 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows statements. The disclosures required by EITF 07-1 have been included in Note 14.

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1

On January 1, 2009 the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This FSP clarified that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. It requires issuers of such instruments to separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The adoption of FSP No. APB 14-1 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows statements.

FSP No. FAS 157-2

On January 1, 2009 the Company adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). This FSP delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 have been applied to the fair value measurement of non-financial assets and non-financial liabilities in the three months to March 31, 2009.

FSP No. FAS 142-3

On January 1, 2009 the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The adoption of FSP No. FAS 142-3 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows statements.

FSP No. FAS 141(R)-1

In April 2009 the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”). This FSP provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective from January 1, 2009. The effect of FSP No. FAS 141(R)-1 on the consolidated financial position, results of operations and cash flows statements will depend on the nature and terms of any business combinations that occur after its effective date.

(d)	New accounting pronouncements to be adopted in future periods

FSP No. FAS 157-4

In April 2009 the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 is effective for financial statements issued for interim periods ending after June 15, 2009. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of FSP No. FAS 157-4.

FSP No. FAS 115-2 and FAS 124-2

In April 2009 the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary guidance in existing US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 is effective for financial statements issued for interim periods ending after June 15, 2009. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2.

FSP No. FAS 107-1 and APB 28-1

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for financial statements issued for interim periods ending after June 15, 2009. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of FSP No. 107-1 and APB 28-1.

2.	Business combinations

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of up to $18.2 million, which has been accrued within Other current liabilities ($11.8 million) and Other non-current liabilities ($6.4 million) and included within the purchase price for the acquisition, which may become payable in 2009 and 2010 if certain targets are met. This acquisition will broaden the scope of Shire’s ADHD portfolio and will facilitate immediate access to the European ADHD market as well as provide Shire the opportunity to enter additional world markets.

The acquisition of EQUASYM IR and XL has been accounted for as a business combination in accordance with SFAS No. 141(R). The purchase price has been allocated on a preliminary basis to the currently marketed products acquired ($73.0 million), in-process research and development (“IPR&D”) ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million). The goodwill has been assigned to the Specialty Pharmaceuticals segment.

Jerini AG acquisition

During the third quarter of 2008, the Company launched a voluntary public takeover offer for all outstanding shares in Jerini, a German corporation, at a price of EUR 6.25 per share. By December 31, 2008 the Company had acquired rights to 98.6% of the voting interests in Jerini for a cash consideration of $556.5 million, by (i) subscribing for new Jerini shares; (ii) acquiring voting interests through the completion of sale and purchase agreements entered into with institutional shareholders and certain members of Jerini’s Management and Supervisory Boards; and (iii) acquiring voting interests through market purchases. The acquisition added Jerini’s hereditary angioedema (“HAE”) product FIRAZYR to Shire’s portfolio.

During the first quarter of 2009 through on-market purchases the Company acquired additional voting interests totaling 0.2% of Jerini’s issued share capital, for a cash consideration of $1.3 million. These additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting. By March 31, 2009 Shire had acquired rights to a 98.8% voting interest in Jerini for a total consideration of $557.8 million. Shire and Jerini continue to follow procedures under German law to effect the acquisition of the remaining shares. On April 24, 2009 Shire (through its wholly owned subsidiary, Shire Deutschland Investments GmbH) informed the Supervisory Board of Jerini that it would offer €7.53 per share for the remaining shares. This price will be put to the shareholders of Jerini at the Jerini AGM on June 16, 2009 for approval.

In respect of the step acquisitions made in 2009 the Company has recognized additional goodwill of $0.3 million, intangible assets in respect of the currently marketed product of $0.7 million and IPR&D of $0.3 million.

3.	Reorganization and termination costs

Owings Mills

In March 2009 the Company’s management approved and initiated plans to phase out operations and close the Company’s Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Over the next three years, all products currently manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the three months to March 31, 2009 the Company incurred reorganization costs totaling $2.2 million relating to the impairment of property, plant and equipment. These costs are recorded within the Specialty Pharmaceuticals operating segment.

Women’s Health Products

In August 2006, Shire and Duramed Pharmaceuticals, Inc. ((“Duramed”) a subsidiary of Teva Pharmaceutical Industries Ltd (“Teva”)) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”). Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred on Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009, Shire and Duramed amended this agreement so that it will now terminate on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with regards to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr Laboratories, Inc. (“Barr”), a subsidiary of Teva and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of the authorized generic of ADDERALL XR, up to a maximum of $25.0 million. During the three months to March 31, 2009 the Company recorded a charge of $65.0 million to research and development to reflect the cash payment made in Q1 2009 and other termination related costs. At December 31, 2008 Shire’s maximum future reimbursement for Duramed incurred development expenditure was $95.6 million.

A reconciliation of the contract termination liability is presented below:

	Costs recorded in the three months to Mar 31, 2009	Paid in the three months to Mar 31, 2009	Utilization of reserve in the three months to Mar 31, 2009	Closing liability
	$’M	$’M	$’M	$’M

Contract termination costs	65.0	10.0	-	55.0

The charge of $65.0 million has been included within the Specialty Pharmaceuticals segment in the Company’s segmental analysis, see Note 17.

4.	Integration and Acquisition costs

Jerini Integration

Integration costs of $0.7 million (2008: $nil), primarily relating to the integration of Jerini into Shire, have been incurred in the three months to March 31, 2009.

Equasym Acquisition

Acquisition costs of $0.7 million (2008: $nil), being professional fees on the acquisition of EQUASYM, have been incurred in the three months to March 31, 2009.

5.	Accounts receivable, net

Accounts receivable at March 31, 2009 of $551.8 million, an increase of $156.8 million from December 31, 2008 (December 31, 2008: $395.0 million), are stated net of a provision for discounts and doubtful accounts of $26.9 million (December 31, 2008: $20.2 million). The increase in accounts receivable was primarily due to the timing of cash remittances from wholesalers, in particular, cash remittances were made in December 2008 and in April 2009, the impact of price increases during the first quarter of 2009 and stocking purchases from wholesalers in March 2009.

Provision for discounts and doubtful accounts:

	2009 $’M	2008 $’M
As at January 1	20.2	9.8
Provision charged to operations	32.5	20.4
Provision utilization	(25.8)	(17.6)

As at March 31	26.9	12.6

6.	Inventories, net

Inventories at March 31, 2009 of $164.9 million (December 31, 2008: $154.5 million) are stated at the lower of cost or market and are analyzed as follows:

	March 31, 2009 $’M	December 31, 2008 $’M
Finished goods	36.6	41.4
Work-in-process	91.5	78.7
Raw materials	36.8	34.4
	164.9	154.5

At March 31, 2009 inventories included $13.5 million (December 31, 2008: $11.5 million) of costs capitalized prior to the regulatory approval of the relevant product.

7.	Assets held for sale

At March 31, 2009 assets held for sale had a carrying value of $15.9 million (December 31, 2008: $16.6 million). Assets held for sale principally comprise those businesses acquired through the Jerini acquisition which were non-strategic to the combined business and met the SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS No. 144”) criteria for classification as held for sale, being Jerini Ophthalmic, Inc. (“JOI”) and Jerini Peptide Technologies GmbH (“JPT”). These held for sale assets are presented in “All other” in the Company’s segmental analysis, see Note 17.

In accordance with SFAS No. 144 the Company has presented JOI and JPT as discontinued operations, recording a loss of $2.6 million in the three months to March 31, 2009 (2008: $nil). Revenues and the pre-tax loss from discontinued operations for the three months to March 31, 2009 were $2.0 million (2008: $nil) and $2.6 million (2008: $nil) respectively.

Other assets held for sale are represented by intangible assets and attributed goodwill for certain products divested to Laboratories Almirall S.A. (“Almirall”) in 2007. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer. These assets divested to Almirall form part of the Specialty Pharmaceuticals operating segment.

8.	Prepaid expenses and other current assets

	March 31, 2009 $’M	December 31, 2008 $’M
Prepaid expenses	42.3	47.6
Income tax receivable	33.2	33.2
Value added taxes receivable	30.2	19.3
Supplemental Executive Retirement Plan (“SERP”) investment	7.1	7.2
Other current assets	41.0	34.1
	153.8	141.4

9.	Investments

On March 12, 2009 the Company completed the disposal of its minority equity investment in Virochem Pharma, Inc. (“Virochem”) to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. Shire received total consideration of $19.2 million in cash and two million Vertex shares from the disposal, recognizing a gain on disposal of $55.2 million in Q1 2009.

Additional consideration of $2.0 million in cash and 0.2 million Vertex shares is being held in escrow for twelve months pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The escrow conditions were considered substantive and hence a gain has not been recognized relating to these amounts in Q1 2009. The Vertex stock received upon disposal has been accounted for as an available-for-sale investment and included within non-current investments as of March 31, 2009.

10.	Other intangible assets, net

	March 31, 2009 $’M	December 31, 2008 $’M
Intellectual property rights acquired
Currently marketed products	2,305.2	2,253.2
IPR&D	5.5	-
Favorable manufacturing contracts	8.7	8.7
	2,319.4	2,261.9

Less: Accumulated amortization	(466.9)	(437.0)
	1,852.5	1,824.9

Intellectual property rights relate to currently marketed products and IPR&D for those acquired products which have not yet obtained regulatory approval; following the introduction of SFAS No. 141(R) IPR&D acquired in a business combination is capitalized as an idefinite lived intangible asset. At March 31, 2009 the net book value of these intellectual property rights for products with sales and/or development costs allocated to the Specialty Pharmaceuticals operating segment was $1,294.5 million (December 31, 2008: $1,244.9 million) and in the Human Genetic Therapies operating segment was $557.2 million (December 31, 2008: $579.3 million).

The increase in the net book value of other intangible assets for the three months to March 31, 2009 is shown in the table below:

Other intangible assets
$’M

As at January 1, 2009	1,824.9
Acquisitions	79.2
Amortization charged	(32.9)
Foreign currency translation	(18.7)

As at March 31, 2009	1,852.5

During the three months to March 31, 2009 the Company acquired intangible assets totaling $79.2 million being $78.5 million for EQUASYM IR and XL for the treatment of ADHD ($73.0 million for currently marketed products and $5.5 million for IPR&D) and $0.7 million for FIRAZYR for the treatment of acute HAE in the European Union (“EU”) (acquired through the Jerini business combination). The weighted average amortization period for acquired currently marketed products is 13 years.

Following the introduction of SFAS No. 141(R) intellectual property rights relating to IPR&D acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed the useful life of the relevant assets will be determined. The useful economic lives of all intellectual property rights acquired relating to currently marketed products that are amortized under SFAS No. 142, “Goodwill and Other Intangible Assets” have been assessed. Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2009 will be approximately $142 million for each of the five years to March 31, 2014. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.	Accounts payable and accrued expenses

	March 31, 2009 $’M	December 31, 2008 $’M
Trade accounts payable	68.0	102.4
Accrued rebates – Medicaid	256.8	162.6
Accrued rebates – Managed care	84.3	59.9
Sales return reserve	50.3	47.1
Accrued bonuses	25.6	62.0
Accrued employee compensation and benefits payable	37.4	36.7
Accrued coupons	7.3	4.0
Research and development accruals	82.9	29.3
Marketing accruals	30.2	22.1
Deferred revenue	13.7	9.6
Other accrued expenses	173.2	172.9
	829.7	708.6

Accrued Medicaid rebates have increased by $94.2 million to $256.8 million at March 31, 2009 (December 31, 2008: $162.6 million) due to higher product sales and price increases in Q1 2009, together with increased accrued rebates on ADDERALL XR in the wholesaler and retail pipeline at March 31, 2009 (“pipeline inventory”) as a consequence of shipment of authorized generic ADDERALL XR to Teva in April 2009 and the impact of including these sales in the Medicaid rebate calculation pursuant to the Deficit Reduction Act of 2005.

Accrued Managed Care rebates have increased by $24.4 million to $84.3 million (2008: $59.9 million) due to the impact of higher sales and price increases in Q1 2009, and higher reserves on pipeline inventory following larger rebates offered to managed care organizations from April 1, 2009.

Research and development accruals have increased by $53.6 million to $82.9 million (2008: $29.3 million) principally due to the accrual of contract termination costs for the termination of development of the Women’s Health Products, see Note 3 for further details.

12.	Other current liabilities

	March 31, 2009 $’M	December 31, 2008 $’M
Income taxes payable	19.9	25.8
Value added taxes	6.2	4.4
Derivative financial instruments	14.5	46.9
Other accrued liabilities	30.1	27.2
	70.7	104.3

13.	Other non-current liabilities

	March 31, 2009 $’M	December 31, 2008 $’M
Income taxes payable	189.5	220.4
Deferred revenue	23.2	29.5
Deferred rent	15.7	16.1
Insurance provisions	20.6	18.1
Other accrued liabilities	14.8	7.2
	263.8	291.3

14.	Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments under lease arrangements as at March 31, 2009:

Operating leases $’M
2009	24.3
2010	30.2
2011	26.4
2012	18.0
2013	16.4
2014	16.1
Thereafter	51.2
182.6

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense amounted to $8.5 million for three months to March 31, 2009, which is predominately included in Selling, general and administrative expenses in the accompanying statements of income (2008: $9.0 million).

(b)	Letters of credit and guarantees

At March 31, 2009 the Company had irrevocable standby letters of credit with various banks, in the amount of $8.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $8.2 million, as required by these letters of credit.

(c)	Collaborative arrangements

Shire enters into collaborative arrangements to develop and commercialize drug candidates. These collaborative arrangements often require either up-front, milestone, royalty or profit share payments, or a combination of the foregoing, with payments often contingent upon the success of the related development and commercialization efforts. Collaboration agreements entered into by Shire may also include expense reimbursements or other such payments to the collaborative partner.

Shire reports costs incurred and revenue generated from transactions with third parties as well as payments between parties to collaborative arrangements pursuant to the guidance in EITF 99-19, or where appropriate, by analogy to other authoritative accounting literature.

Further details of significant collaborative arrangements are included below, and the status of products in development at March 31, 2009 is outlined in ITEM 2.

In-licensing arrangements

(i)	Alba Therapeutics Corporation

On December 14, 2007 Shire acquired worldwide rights to SPD550 (also known as AT-1001), in markets outside of the US and Japan, from Alba Therapeutics Corporation (“Alba”). SPD550 is Alba’s lead inhibitor of barrier dysfunction in various gastrointestinal disorders that is currently in Phase 2 development for the treatment of Celiac disease. Shire has remaining obligations to pay development and sales milestones up to a maximum of $300 million. Shire will also pay single or double digit tiered royalties on net sales of the product.

Alba and Shire have formed a joint development committee to monitor R&D activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the first half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease. Under the terms of the collaboration Shire will pay development and sales milestones up to a maximum of $390 million, and will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally. R&D reimbursements from Amicus to Shire will be credited by Shire to R&D, and reimbursements from Shire to Amicus charged by Shire to R&D. In the three months to March 31, 2009 Shire recorded R&D expenses of $2.9 million for reimbursement of shared development costs (2008: $1.4 million).

(iii)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. JUVISTA is in Phase 3 development in Europe. Under the terms of the agreement Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of EU member states.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the US Food and Drug Administration (“FDA”); up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval. Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval. Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals. There were no payments between the parties in the three months to March 31, 2009.

(iv)	Women’s Health Products

In August 2006, Shire and Duramed entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”). Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred in respect of the Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009, Shire and Duramed amended this agreement and it will terminate on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. For further information on this amendment see Note 3.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which Shire has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the three months to March 31, 2009 Shire received milestones payments totaling $4.0 million (2008: nil) and these payments will be recognized in Other revenues. In the three months to March 31, 2009  Shire also recognized milestone income of $1.8 million (2008: $2.8 million) within Other revenues and Product sales of $5.7 million (2008: $6.5 million) for shipment of product to the relevant licensee.

Co-promotion agreements

(i)	VYVANSE

On March 31, 2009 Shire announced a co-promotion agreement with GSK for VYVANSE with the aim of improving recognition and treatment of ADHD in adults. The three year agreement covers the United States and will more than double the reach and frequency of the current sales effort for VYVANSE. The agreement is based on profit sharing above an agreed upon baseline and these profit share payments will be included within Selling, general and administrative costs.

(ii)	LIALDA

As of March 31, 2009, Shire terminated the agreement with Takeda Pharmaceuticals North America, Inc., successor to TAP Pharmaceutical Products, Inc., relating to the co-promotion of LIALDA in the US.

(d)	Commitments

(i)	Other R&D and sales milestones

In addition to the commitments under the collaborative arrangements set out in (c), at March 31, 2009 the Company had fees and commitments payable on achievement of specified milestones for products under development in-licensed from third parties of $1.0 million (December 31, 2008: $1.0 million).

(ii)	Clinical testing

At March 31, 2009 the Company had committed to pay approximately $104.8 million (December 31, 2008: $99.5 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $72.3 million of these commitments in 2009. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(iii)	Contract manufacturing

At March 31, 2009 the Company had committed to pay approximately $51.9 million (December 31, 2008: $67.0 million) in respect of contract manufacturing. The Company expects to pay $51.2 million of these commitments in 2009.

(iv)	Purchase and service commitments

At March 31, 2009 the Company had committed to pay approximately $33.4 million (December 31, 2008: $42.6 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing, which may all be payable in 2009.

(v)	Investment commitments

At March 31, 2009 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.7 million (December 31, 2008: $5.7 million) which may all be payable in 2009, depending on the timing of capital calls.

(vi)	Capital commitments

At March 31, 2009 the Company had committed to spend $115.4 million (December 31, 2008: $95.4 million) on capital projects. This includes commitments for the expansion and modification of its offices in Basingstoke, UK and its HGT campus in Lexington, Massachusetts.

(vii)	Legal proceedings

General

The Company accounts for litigation losses and insurance claims and provisions in accordance with SFAS No. 5, "Accounting for Contingencies" (“SFAS No. 5”). Under SFAS No. 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At March 31, 2009 provisions for litigation losses, insurance claims and other disputes totaled $22.9 million (December 31, 2008: $20.8 million).

Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2008. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K are described below. There is no assurance that the Company will be successful in any of these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR

(i)	Sandoz

In December 2006, Shire was notified that Sandoz, Inc. (“Sandoz”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Shire patents that cover ADDERALL XR. On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there is a 30 month stay with respect to Sandoz’ proposed generic products. In response to the parties’ summary judgment motions, the court, in a decision dated September 24, 2008, (a) granted Shire’s motion to strike Sandoz’ affirmative defenses of alleged patent misuse and sham litigation; (b) denied Sandoz’ motion of non-infringement; and (c) construed certain terms of the patent claims. Sandoz’ motion for immediate appeal on the issue of whether a patentee who settles an earlier infringement case after a Markman ruling has issued is precluded under the doctrine of collateral estoppel from relitigating claim-construction issues determined in the prior case (in this instance, the prior case was Shire v Impax from the Delaware court) was granted by the Colorado court. On February 6, 2009, the Court of Appeals for the Federal Circuit (“CAFC”) also granted Sandoz’ petition for appeal as to this question. The Colorado case remains administratively closed until there is a decision from the CAFC.

CARBATROL

(i)         Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”). On September 18, 2003, Shire filed suit against Nostrum in the United States District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. Pursuant to the Hatch-Waxman Act, there was a 30-month stay with respect to Nostrum’s ANDA product which expired in February, 2006. Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On July 17, 2006 the Court entered an order staying discovery.

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

(iii)        Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007, Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products. On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed. Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent. The Court held a status conference on October 16, 2007. Teva withdrew its counterclaim directed to the ‘013 patent. The parties have submitted a discovery schedule to the Court. The Court conducted another status conference on June 19, 2008. The parties have submitted a revised discovery schedule for the Court’s consideration with fact and expert discovery to be completed by April 30, 2009. No trial date has been set.

(iv)        Apotex

In May 2008, Shire was notified that Apotex, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg prior to the expiration date of the ‘013 and the ‘570 Patents. On July 2, 2008, Shire filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Apotex, Inc., Apotex Corp. and Apotex Pharmaceutical Holdings, Inc. (collectively; “Apotex”) alleging infringement of the ‘013 and ‘570 Patents by Apotex ANDA and ANDA products. On July 17, 2008 Apotex, Inc. filed a declaratory judgment complaint against Shire for noninfringement and invalidity of the ‘570 and ‘013 patents in the District of New Jersey. In a December 28, 2008 decision the Texas Court transferred the case to New Jersey. The District Court of New Jersey has accepted the Texas case and consolidated it with the pending case in New Jersey.

(v)         Actavis

Shire has been notified that Actavis South Atlantic LLC has submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On July 24, 2008, Shire filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”) alleging infringement of the ‘013 and ‘570 Patents by the Actavis ANDA and ANDA products. By an Order dated December 30, 2008 the judge in the Texas case sua sponte transferred the case to the District Court of New Jersey. The litigation was settled on February 20, 2009. No payments to Actavis are involved in the settlement. As required by law, Shire has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

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

FOSRENOL

In February 2009 Shire received three Paragraph IV Notice letters, from Barr, Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively "Mylan") and Natco Pharma limited ("NATCO") related to ANDA’s for generic versions of 500mg, 750mg and 1,000mg FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan, and Natco for infringement of certain of Shire’s FOSRENOL patents, thus prompting a 30-month stay of approval of these ANDAs.

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire believes the FDA's decision was correct. VYVANSE has new chemical entity exclusivity through February 23, 2012 and patents listed in the Orange Book which expire on June 29, 2023. The lawsuit brought by Actavis has been stayed and the FDA has opened a public docket to enable the public to register comments on the legal and regulatory issues raised by Actavis.

15.	Derivative instruments and fair value measurement

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board of Directors. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange swaps on which interest is at floating rates. This exposure is primarily to US dollar and Euro interest rates. As the Company maintains all of its investments and foreign exchange swaps on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2009 the average interest rate received on cash and liquid investments was approximately 1% per annum. The largest proportion of investments was in US dollar money market and liquidity funds.

At March 31, 2009 the Company had debt totaling $1,153.8 million outstanding, comprising Shire plc’s $1,100 million in principal amount of 2.75% convertible bonds, due 2014 which were issued in May 2007 and $53.8 million of building financing obligations. The Company incurs interest at a fixed rate on both the convertible bonds and on the building financing obligations.

No derivative instruments were entered into as of March 31, 2009 or by April 27 2009 to manage interest rate exposure.

The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at March 31, 2009 the Company has $73.8 million of investments comprising available for sale investments in publicly quoted companies ($58.0 million), equity method investments ($11.9 million) and cost method investments in private companies ($3.9 million). The investments in public quoted companies and equity method investments, in certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative contracts. The Company aims to limit this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A+ / A1 or better from the major rating agencies. The internal credit limits are approved by the Board of Directors and exposure against these limits is monitored by the corporate treasury function. The counterparties to the derivative contracts are major international financial institutions.

The Company has entered into many agreements with third parties for the provision of services to enable it to operate its business. If the third party can no longer provide the service on the agreed basis, the Company may not be able to continue the development or commercialization of its products as planned or on a commercial basis. Additionally, it may not be able to establish or maintain good relationships with suppliers.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to economically hedge the exposure in respect of balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and accrued royal receipts. The foreign exchange contracts are not designated as hedging instruments under the requirements of SFAS No. 133. The Company utilizes these derivative instruments as economic hedges of balance sheet foreign exchange exposure.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries. These foreign exchange exposures are generally managed through natural hedging via the currency denomination of foreign currency liabilities.

At March 31, 2009 the Company had 40 swap and forward foreign exchange contracts outstanding to manage the currency risk associated with balance sheet items as follows:

Outstanding position on foreign exchange contracts at March 31, 2009

		Principal Value of Amount Receivable	Weighted Average Exchange Rate	Fair Value
		$M		$M
Swaps	Receive USD/Pay EUR	946.4	1.319	(6.3)
	Receive GBP/Pay USD	27.2	1.416	0.6
	Receive USD/Pay SEK	3.6	8.620	(0.2)

Forwards	Receive USD/Pay EUR	19.7	1.305	(0.3)
	Receive GBP/Pay USD	17.6	1.427	(0.3)
	Receive SEK/Pay USD	0.9	8.335	0.1

These foreign exchange contracts were classified in the Balance Sheet at March 31, 2009 as follows:
Fair Value $M

Pre-paid expenses and other current assets	8.1

Other Current Liabilities	(14.5)

The gains/(losses) (both realized and unrealized) arising on foreign exchange contracts were classified in the Income Statement for the three months to March 31, as follows:

	2009 $M	2008 $M

Other income/(expense)	30.9	(26.9)

These net foreign exchange gains/(losses) have been offset by net foreign exchange gains/(losses) arising on the balance sheet items that were economically hedged by these contracts.

The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis during the three months to March 31, 2009 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying Value	Fair Value
	$M	Total $M	Level 1 $M	Level 2 $M	Level 3 $M
Financial assets:
Available-for-sale securities(1)	58.0	58.0	58.0	-	-
Equity method investments(1)	5.2	5.2	-	5.2	-
Derivatives	8.1	8.1	-	8.1	-

Financial liabilities:
Derivatives	14.5	14.5	-	14.5	-

(1)  Available-for-sale securities and equity method investments are included within Investments in the unaudited consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument. There were no significant changes in the methods and assumptions used to estimate the fair value of the financial instruments during the period.

16.	Earnings per share

The following table reconciles the net income from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Amounts attributable to Shire plc shareholders	3 months to March 31, 2009 $’M	3 months to March 31, 2008 $’M
Income from continuing operations	216.2	128.6
Loss from discontinued operations	(2.6)	-
Numerator for basic earnings per share	213.6	128.6
Interest on convertible bonds, net of tax(1)	8.4	3.4

Numerator for diluted earnings per share	222.0	132.0

(1) Following substitution of the convertible bonds to Shire plc in 2008, the Company no longer receives a tax deduction on the convertible bond interest, and the interest add back for 2009 represents gross interest expense.

Weighted average number of shares:	No. of shares Millions	No. of shares Millions
Basic(1)	539.2	545.1
Effect of dilutive shares:
Stock based awards to employees(2)	5.3	3.7
Convertible bonds 2.75% due 2014(3)	32.7	32.7
	38.0	36.4
Diluted	577.2	581.5

(1) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(2) Calculated using the treasury stock method.
(3) Calculated using the “if- converted” method

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to March 31, 2009(1)	3 months to March 31, 2008 (1)
	No. of shares Millions	No. of shares Millions
Stock options out of the money	16.6	12.4

(1)
For the three months ended March 31, 2009 and 2008 certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

17.	Segmental reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker to decide how to allocate resources and to assess performance.

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

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2009	$’M	$’M	$’M	$’M

Product sales	632.5	123.5	-	756.0
Royalties	0.9	-	49.7	50.6
Other revenues	7.0	1.4	2.8	11.2

Total revenues	640.4	124.9	52.5	817.8

Cost of product sales(1) (2)	61.2	19.9	2.5	83.6
Research and development(1) (2)	126.6	56.8	2.5	185.9
Selling, general and administrative(1) (2)	229.8	46.0	43.1	318.9
Reorganization costs	2.2	-	-	2.2
Integration and acquisition costs	0.7	0.7	-	1.4

Total operating expenses	420.5	123.4	48.1	592.0

Operating income	219.9	1.5	4.4	225.8

Total assets	2,302.6	1,194.0	791.0	4,287.6
Long lived assets(3)	203.8	296.2	63.3	563.3
Capital expenditure on long lived assets(3)	7.0	39.5	4.0	50.5

(1)	Stock-based compensation of $15.8 million is included in: cost of product sales ($0.9 million), research and development ($4.9 million) and selling, general and administrative ($10.0 million).
(2)
Depreciation from manufacturing plants ($3.6 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in cost of product sales; depreciation of research and development assets ($4.0 million) is included in research and development; and all other depreciation and amortization ($47.3 million) is included in selling, general and administrative.

(3)
Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2008	$’M	$’M	$’M	$’M

Product sales	517.7	114.0	-	631.7
Royalties	0.5	-	64.6	65.1
Other revenues	2.3	1.2	1.9	5.4

Total revenues	520.5	115.2	66.5	702.2

Cost of product sales(1) (2)	72.5	13.4	4.4	90.3
Research and development(1) (2)	65.7	46.1	-	111.8
Selling, general and administrative(1) (2)	264.1	38.8	41.8	344.7
Gain on sale of product rights	(7.6)	-	-	(7.6)

Total operating expenses	394.7	98.3	46.2	539.2

Operating income	125.8	16.9	20.3	163.0

Total assets	2,392.6	630.2	1,299.3	4,322.1
Long lived assets(3)	182.8	123.1	74.8	380.7
Capital expenditure on long lived assets(3)	9.4	13.5	4.9	27.8

(1)	Stock-based compensation of $16.3 million is included in: cost of product sales ($1.1 million), research and development ($4.6 million) and selling, general and administrative ($10.6 million).
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

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”) and gastrointestinal (“GI”) diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Recent developments

On April 2, 2009 Teva announced that it had commenced commercial shipment of its generic version of ADDERALL XR. It is anticipated that sales of ADDERALL XR will decrease significantly due to generic competition.

Significant events in the three months to March 31, 2009

Products

VYVANSE

On March 31, 2009 Shire announced a co-promotion agreement with GlaxoSmithKline plc (“GSK”) for VYVANSE with the aim of improving recognition and treatment of ADHD in adults. The three year agreement, which commences in May 2009, covers the US and will more than double the reach and frequency of the current sales effort for VYVANSE.

Acquisition of EQUASYM IR and XL

On March 31, 2009 the Company completed the acquisition from UCB of the worldwide rights (excluding the US, Canada and Barbados) to the currently marketed products EQUASYM IR and XL used for the treatment of ADHD. The Company made a payment of €55 million on completion of the acquisition and small milestone payments may become due in 2009 and 2010 if certain targets are met. This acquisition will broaden the scope of Shire’s ADHD portfolio and will facilitate immediate access to the European ADHD market as well as providing a platform to enter additional world markets. See ITEM 1, Note 2 for further details.

FOSRENOL

On March 11, 2009 FOSRENOL was launched in Japan through Shire’s partner Bayer Yakuhin Ltd (“Bayer”). Shire will receive a double digit royalty on Bayer’s net sales of FOSRENOL, which will be recorded by Shire as royalty income within revenues.

LIALDA

On January 16, 2009 Shire announced that it had entered into a license agreement with Mochida Pharmaceutical Co., Ltd to develop and sell LIALDA in Japan.

As of March 31, 2009, Shire terminated the agreement with Takeda Pharmaceuticals North America, Inc., successor to TAP Pharmaceutical Products, Inc., for the co-promotion of LIALDA in the US.

Business highlights

Divestment of investment in Virochem

On March 12, 2009 the Company completed the disposal of its minority equity investment in Virochem to Vertex in a cash and stock transaction. Shire received total consideration of $19 million in cash and two million Vertex shares from the disposal, recognizing a gain of $55 million in Q1 2009. A further gain of up to $8 million may be recognized in 2010 pending the release from escrow of cash and stock consideration held as collateral for warranties made on disposal. See ITEM 1, Note 9 for further details.

Agreement to Terminate Development of Women’s Health Products

As previously disclosed in Shire’s Annual Report on Form 10-K for the year ended December 31, 2008, on February 24, 2009 Shire and Duramed Pharmaceuticals (“Duramed”), a subsidiary of Teva Pharmaceutical Industries Ltd

(“Teva”), amended the license and development agreement for the Women’s Health products, following which Shire returned its rights under the agreement effective February 24, 2009 and the agreement will terminate on December 31, 2009. Shire has recorded a charge of $65 million in Q1 2009 to reflect the cash payment made in Q1 2009 and other termination related costs. At December 31, 2008 Shire’s maximum future reimbursement for Duramed incurred development expenses was $96 million, (see ITEM 1, Note 3 for further details).

Owings Mills Manufacturing Facility

After a comprehensive evaluation of its operations and strategic focus, Shire has decided to phase out operations at its Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Over the next three years, all products currently manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. The cash costs that will be incurred as part of this re-organization are estimated to be $30 million, of which up to $15 million will be accounted for in 2009, (see ITEM 1, Note 3 for further details).

Research and development

Products in registration March 31, 2009

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)
Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in CKD.

VYVANSE for ADHD in Canada
In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children. Health Canada granted approval on February 19, 2009.

INTUNIV for ADHD in children and adolescents in the US
In June 2007 Shire received an approvable letter from the FDA for INTUNIV. Shire conducted additional clinical work designed to enhance the label and the New Drug Application containing this data was resubmitted in January 2009 to support registration of INTUNIV for the treatment of ADHD in children. The Prescription Drug User Fee Act date for INTUNIV is July 26, 2009 and it is anticipated that launch for use in the treatment of ADHD in children and adolescents in the US will occur in the fourth quarter of 2009.

DAYTRANA for ADHD in European Union (“EU”) & Canada
On March 11, 2009 Shire withdrew the European Marketing Authorization Application (“MAA”) for DAYTRANA for the treatment of ADHD. The withdrawal of the European MAA does not impact Shire’s commitment to DAYTRANA in the US where the product has been used as a pediatric treatment for ADHD since 2006.

Regulatory submissions were filed for approval of the product with Health Canada in November 2007. Review is ongoing.

Products in clinical development as at March 31, 2009

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

JUVISTA for the improvement of scar appearance
Renovo Limited (“Renovo”) initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. If the outcome from Renovo’s multi centre, EU Phase 3 study is suitably positive, the data will be used to inform the strategy and design of Shire’s US development plan and to strengthen the chances of regulatory and commercial success in the US.

FIRAZYR for hereditary angioedema (“HAE”) in the US
Prior to Shire’s acquisition, in April 2008 Jerini received a not approvable letter for FIRAZYR for use in the US from the FDA. In December 2008 Jerini met with the FDA to discuss the development of FIRAZYR. It was agreed that an additional clinical study would be required before approval could be considered and that a complete response to the not approvable letter would be filed after completion of this study. This additional study will be initiated during the third quarter of 2009.

Velaglucerase alfa for the treatment of Gaucher disease
Shire has completed one of the three Phase 3 clinical trials for the worldwide program for velaglucerase alfa, an enzyme replacement therapy being developed for the treatment of Gaucher disease. This comprehensive development program includes the evaluation of velaglucerase alfa in naïve patients and patients previously treated with imiglucerase across three clinical studies. It is anticipated that this development program will support global filings in the second half of 2009.

Phase 2

SPD550 for the treatment of celiac disease
In December 2007, Shire acquired the worldwide rights to SPD550 (Larazotide Acetate) (also known as AT-1001) in markets outside of the US and Japan from Alba Therapeutics Corporation (“Alba”). Alba has initiated and is responsible for executing the ongoing Phase 2 program and certain non-clinical studies for the treatment of celiac disease.

In study 006, a Phase 2 study of larazotide acetate for treatment of celiac disease, the primary endpoint was not met. An exploratory, predefined analysis of secondary endpoints showed differences of nominal significance favoring larazotide acetate over placebo for anti-TTG antibodies at all three doses tested and for gastrointestinal symptom scales at the 1 mg dose only. The drug was well tolerated. Alba has a further Phase 2 study ongoing.

HGT-1111 / METAZYM
Shire has an ongoing enzyme replacement therapy program for the treatment of MLD, which is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A (“ASA”). In June 2008 Shire completed its acquisition from Zymenex of the global rights to a clinical candidate ASA, known as METAZYM (HGT-1111). METAZYM has completed a Phase 1b clinical trial in twelve MLD patients in Europe and an extension to this study is ongoing. The product has been granted orphan drug designation in the US and in the EU. The current plan is to initiate a Phase 2/3 clinical trial in the second half of 2009.

AMIGAL (HGT-3310) for the treatment Fabry disease
Amicus Therapeutics, Inc. (“Amicus”) met with the FDA to discuss the AMIGAL development program during 2008, and discussions are ongoing. Discussions are ongoing with the European Medicines Agency. A final decision on the global development strategy will follow the conclusion of the discussions with both agencies. Shire has rights to AMIGAL in markets outside the US.

PLICERA (HGT-3410) for the treatment of Gaucher disease
In March 2008 Amicus announced data from its Phase 2 extension trial. Results from the extension trial support the previously reported interim findings that PLICERA was generally well tolerated and increased target enzyme activity levels in some patients. There is currently an additional ongoing Phase 2 trial in naïve patients. Shire has rights to PLICERA in markets outside the US.

HGT-3510 for the treatment of Pompe disease
In June 2008 Amicus initiated a Phase 2 clinical trial of HGT-3510, an orally administered, small molecule pharmacological chaperone being jointly developed for the treatment of Pompe disease by Shire and Amicus. This trial was placed on clinical hold in February 2009 in response to reports of two serious adverse events that were unexpected and probably related to treatment with HGT-3510. Shire has rights to HGT-3510 in markets outside the US.

Phase 1

HGT-2310 - Hunter syndrome with central nervous system symptoms, idursulfase-IT
Following the acceptance by the FDA in January 2008 of Shire’s investigational new drug application for idursulfase-IT (HGT-2310 -formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms) the Company plans to initiate a Phase 1 clinical trial in mid-2009.

Products in pre-clinical development as at March 31, 2009

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

HGT-2610 for the treatment of Krabbe Disease (Globoid Cell Leukodystrophy (“GLD”))

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

Results of operations for the three months to March 31, 2009 and 2008

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to March 31, 2009	3 months to March 31, 2008	change
	$M	$M	%
Product sales	756.0	631.7	20
Royalties	50.6	65.1	-22
Other	11.2	5.4	107

Total	817.8	702.2	16

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to March 31, 2009 $M	3 months to March 31, 2008 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
ADDERALL XR	295.8	261.5	13	-5
VYVANSE	116.6	54.4	114	102
DAYTRANA	19.9	20.3	-2	-13

GI
PENTASA	51.2	44.2	16	-2
LIALDA / MEZAVANT	49.4	27.2	82	66

General Products
FOSRENOL	39.8	36.2	10	-2
CALCICHEW	9.6	13.6	-29	n/a
CARBATROL	18.1	17.9	1	-5
REMINYL/REMINYL XL	7.4	8.3	-11	n/a
XAGRID	20.1	18.7	7	n/a
Other product sales	4.6	15.4	-70	n/a
	632.5	517.7	22
Human Genetic Therapies
ELAPRASE	82.8	71.5	16	n/a
REPLAGAL	40.2	42.5	-5	n/a
FIRAZYR	0.5	-	n/a	n/a
	123.5	114.0	8
Total product sales	756.0	631.7	20

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, March 2009. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

US ADHD market share

The continued growth in market share of VYVANSE helped Shire grow its average share of the US ADHD market for the three months to March 31, 2009 to 34.0% compared to 31.8% in the same period in 2008. Shire has the leading portfolio of products in the US ADHD market.

ADDERALL XR – ADHD

Product sales of ADDERALL XR for the three months to March 31, 2009 were $295.8 million, an increase of 13% compared to the same period in 2008 (2008: $261.5 million). Product sales grew due to price increases, which offset the negative impact of significantly higher sales deductions in Q1 2009, declining US prescriptions (down 5% compared to Q1 2008), and wholesaler de-stocking.

The increase in sales deductions in Q1 2009 to 37% of gross sales (2008: 24%) results from two factors: (i) a higher Medicaid rebate reserve, primarily a ADDERALL XR in the wholesaler and retail pipeline at March 31, 2009, as a consequence of shipment of authorized generic ADDERALL XR to Teva in April 2009 and the impact of including these sales in the Medicaid rebate calculation pursuant to the Deficit Reduction Act of 2005; and (ii) a reserve on pipeline inventory for larger rebates offered to managed care organizations from April 1, 2009.

On April 2, 2009 Teva announced that it had commenced commercial shipment of its generic version of ADDERALL XR. It is anticipated sales of ADDERALL XR will decrease significantly due to generic competition.

Litigation proceedings concerning Shire’s ADDERALL XR patents are ongoing. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

VYVANSE – ADHD

Product sales of VYVANSE for the three months to March 31, 2009 increased by 114% to $116.6 million (2008: $54.4 million), with VYVANSE’s average share of the US ADHD market for Q1 2009 increasing to 11.5% (2008: 6.1%). US prescriptions of VYVANSE increased by 102% in Q1 2009 over the same period in 2008, due to the increase in average share and 8% growth in the US ADHD market.

On February 24, 2009 Actavis Elizabeth LLC (“Actavis”) brought a lawsuit against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire believes the FDA's decision was correct. VYVANSE has new chemical entity exclusivity through February 23, 2012 and patents listed in the Orange Book which expire on June 29, 2023. The suit brought by Actavis has been stayed and the FDA has opened a public docket to enable the public to register comments on the legal and regulatory issues raised by Actavis.

DAYTRANA – ADHD

Product sales of DAYTRANA for the three months to March 31, 2009 decreased by 2% to $19.9 million (2008: $20.3 million). Prescriptions reduced by 13% compared to 2008 due to a reduction in DAYTRANA’s average share of the US ADHD market from 2.0% in Q1 2008 to 1.6% in Q1 2009. This decline in average share was partially offset by an 8% growth in the US ADHD market. Despite a 13% decrease in prescriptions sales of DAYTRANA only declined by 2% primarily due to price increases.

US oral mesalamine market share

Driven by the growth of LIALDA since its launch in March 2007, Shire’s average market share of the US oral mesalamine market rose to 31.1% for the three months to March 31, 2009 (2008: 26.1%).

PENTASA – Ulcerative colitis

Product sales of PENTASA for the three months to March 31, 2009 were $51.2 million, an increase of 16% compared to the same period in 2008 (2008: $44.2 million). Sales grew despite a 2% decrease in prescriptions primarily due to the impact of price increases.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales of LIALDA/MEZAVANT for the three months to March 31, 2009 increased by 82% to $49.4 million (2008: $27.2 million). US prescriptions increased by 66%, due to an increase in LIALDA’s average share of the US oral mesalamine market to 14.8% (2008: 9.1%) and underlying growth in the US oral mesalamine market of 2%.

By March 31, 2009 MEZAVANT was available in six countries outside the US, and further launches are planned in other countries throughout 2009, subject to the successful conclusion of pricing and reimbursement negotiations.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL for the three months to March 31, 2009 were up 10% to $39.8 million (2008: $36.2 million). In markets outside the US FOSRENOL sales increased as the product entered new countries, and continued to grow in countries entered in the last two years. FOSRENOL’s average share of the US phosphate binder market decreased to 7.8% (2008: 8.2%) and despite a 2% decrease in prescriptions product sales increased, primarily due to price increases.

During March and April, 2009 Shire filed lawsuits in the US District Court of the Southern District of New York against Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The lawsuits were filed in response to ANDAs filed by Barr, Mylan and Natco seeking FDA approval to market and sell generic versions of Shire’s 500 mg, 750 mg, and 1 g FOSRENOL products.

XAGRID – Thrombocythemia

Product sales for the three months to March 31, 2009 were $20.1 million, an increase of 7% compared to the same period in 2008 (2008: $18.7 million). Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling), sales increased by 32%.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales for the three months to March 31, 2009 were $82.8 million, an increase of 16% compared to the same period in 2008 (2008: $71.5 million). Expressed in transaction currencies (ELAPRASE is primarily sold in US dollars and Euros) sales increased by 26%, offset by unfavorable exchange rate movements against the US dollar of 10%. The sales growth was driven by increased unit sales in Europe, North America, and Latin America.

REPLAGAL – Fabry disease

Product sales for the three months to March 31, 2009 were $40.2 million, a decrease of 5% compared to the same period in 2008 (2008: $42.5 million). Expressed in transaction currencies (REPLAGAL is primarily sold in Euros and Pounds Sterling) sales increased by 6%, offset by unfavorable exchange rate movements against the US dollar of 11%. The sales growth was primarily driven by increased unit sales in Europe and Asia.

FIRAZYR – HAE

Product sales for the three months to March 31, 2009 were $0.5 million (2008: $ nil). The launch of FIRAZYR in Europe continued with Q1 launches in Spain, Greece, and Denmark and will continue across Europe through 2009, as reimbursement and formulary listings (often required at local hospital level) are concluded in each country. Feedback from physicians and patients has been very positive. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity in the EU until 2018.

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

	3 months to March 31, 2009 sales $M	3 months to March 31, 2009 sales growth in local currency	3 months to March 31, 2009 sales growth in US dollars	Impact of translation to US dollars
XAGRID
- sales in Euros	15.4	+48%	+29%	-19%
- sales in Pounds Sterling	4.3	-12%	-36%	-24%
REPLAGAL
- sales in Euros	24.9	+12%	-2%	-14%
- sales in Pounds Sterling	4.4	-6%	-32%	-26%
ELAPRASE
- sales in Euros	32.4	+15%	+1%	-14%
- sales in Pounds Sterling	6.6	+36%	-1%	-37%

CALCICHEW sales in Pounds Sterling	8.6	-4%	-30%	-26%

REMINYL and REMINYL XL sales in Pounds Sterling	6.9	+25%	-10%	-35%

Royalties

Royalty revenue decreased by 22% to $50.6 million for the three months to March 31, 2009 (2008: $65.1 million). The following table provides an analysis of Shire’s royalty income:

	3 months to March 31, 2009	3 months to March 31, 2008	Change
	$M	$M	%
3TC	29.8	37.3	-20
ZEFFIX	9.0	10.4	-13
Others	11.8	17.4	-32

Total	50.6	65.1	-22

3TC – HIV infection and AIDS

Royalties from sales of 3TC for the three months to March 31, 2009 were $29.8 million, a decrease of 20% compared to the same period in 2008 (2008: $37.3 million). Shire receives royalties from GSK on worldwide 3TC sales, and GSK’s sales, as expressed in transaction currencies, of 3TC inclusive products declined by 7% mainly due to competition from other HIV treatments. The balance of the decline in Shire’s royalty revenue is predominantly due to unfavorable exchange rate movements.

ZEFFIX – Chronic hepatitis B infection

Royalties from sales of ZEFFIX for the three months to March 31, 2009 were $9.0 million, a decrease of 13% compared to the same period in 2008 (2008: $10.4 million). Shire receives royalties from GSK on worldwide ZEFFIX sales, and GSK’s sales, as expressed in transaction currencies, of ZEFFIX declined 13%, due to increased competition from other hepatitis B treatments.

Other

Other royalties were primarily received for REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type. The range of products is marketed worldwide (excluding the UK and the Republic of Ireland where Shire has exclusive marketing rights) by Janssen Pharmaceutical N.V., an affiliate of Johnson & Johnson.

Sales of the REMINYL/RAZADYNE range continue to grow in most countries, however the entry of generic versions of RAZADYNE and RAZADYNE ER into the US market in Q3 2008 has significantly decreased sales in that region.

Litigation proceedings relating to RAZADYNE, RAZADYNE ER, REMINYL and REMINYL XL are ongoing. Further information on these litigations can be found in ITEM 1 of Part I of this Form 10-Q and our Annual Report on Form 10-K for the year to December 31, 2008.

Cost of product sales

The cost of product sales decreased to $83.6 million for the three months to March 31, 2009 (11% of product sales), down from $90.3 million in the corresponding period in 2008 (2008: 14% of product sales). Cost of product sales as a percentage of product sales has decreased by 3 percentage points compared to Q1 2008 due to favorable product mix and the impact of price increases on Shire’s product sales.

For the three months to March 31, 2009 cost of product sales included depreciation of $3.6 million (2008: $2.6 million) and amortization of $0.4 million (2008: $0.4 million).

Research and development (R&D)

R&D expenditure increased to $185.9 million for the three months to March 31, 2009 (25% of product sales), up from $111.8 million in the corresponding period in 2008 (18% of product sales). R&D costs in the three months to March 31, 2009 included a charge of $65.0 million (9% of product sales) following the agreement with Duramed to terminate development of Women’s Health products. Excluding the Women’s Health charge, R&D increased by $9.1 million in Q1 2009 compared to the same period in 2008 as increased investment in R&D programs compared to last year was offset by the benefits of foreign exchange movements. For the three months to March 31, 2009 R&D included depreciation of $4.0 million (2008: $2.9 million).

Selling, general and administrative (SG&A) expenses

SG&A expenses decreased to $318.9 million (42% of product sales) for the three months to March 31, 2009 from $344.7 million (55% of product sales) in the corresponding period in 2008. SG&A decreased in absolute terms and as a percentage of product sales with increased focus on cost management, favorable foreign exchange and higher product sales in 2009 over 2008 all benefiting SG&A ratios.

Reorganization costs

For the three months to March 31, 2009 Shire recorded reorganization costs of $2.2m (2008: $nil) related to the impairment of property, plant and equipment following the decision to phase out manufacturing at Shire’s Owings Mills facility.

Integration and acquisition costs

For the three months to March 31, 2009 Shire recorded integration and acquisition costs of $1.4 million relating to the integration of Jerini and professional fees incurred on the acquisition of EQUASYM (2008: $nil).

Interest income

For the three months to March 31, 2009 Shire received interest income of $0.6 million (2008: $12.7 million). Interest income primarily relates to interest received on cash and cash equivalents. Interest income for the three months to March 31, 2009 is lower than the same period in 2008 due to lower average cash and cash equivalent balances and significantly lower interest rates in 2009 compared to 2008.

Interest expense

For the three months to March 31, 2009 the Company incurred interest expense of $11.0 million (2008: $17.3 million). The higher expense in 2008 was primarily due to the accrual of interest in respect of the Transkaryotic Therapies, Inc. appraisal rights litigation. This litigation was settled in November 2008.

Other income, net

For the three months to March 31, 2009 the Company recognized other income, net of $50.3 million (2008: $12.7 million). Other income, net in 2009, includes a gain of $55.2 million arising on the disposal of Shire’s cost investment in Virochem. In the three months to March 31, 2008 other income, net included a $9.4 million gain on the sale of a minority equity investment in Questor Pharmaceuticals, Inc.

Taxation

The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting

for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. Accordingly, the Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of Ireland, for which the Company currently expects to have annual taxable income.

During the three months to March 31, 2009 the effective tax rate was 19% compared to an effective tax rate for the three months ended March 31, 2008 of 26%. The lower effective tax rate in the three month period to March 31, 2009 compared to the three months to March 31, 2008 arose due to several factors including a lower estimated annual effective tax rate as a result of changes to profit mix arising across multiple jurisdictions. The lower effective tax rate in Q1 2009 compared to 2008 also includes the benefit arising from the United States research tax credit that was extended on October 3, 2008. In 2008 this benefit was not realized in the effective tax rate until the fourth quarter. Further benefit to the effective rate of tax for the first quarter of 2009 compared to 2008 arose due to recognition in Q1 2009 of a charge of $65.0 million, which is tax deductible, on agreement to terminate the Women’s Health development agreement.

Equity in (losses)/earnings of equity method investees

Losses of equity method investees of $0.1 million were recorded for the three months to March 31, 2009 (2008: $1.6 million earnings). This comprised earnings of $1.0 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2008: $1.3 million earnings) and $1.1 million being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2008: $0.3 million earnings).

Discontinued operations

Losses from discontinued operations for the three months to March 31, 2009 of $2.6 million (2008: $nil) relate to those Jerini businesses that met the criteria for held for sale and discontinued operations, which Jerini announced in October 2008 that it intended to divest.

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

Shire’s balance sheet includes $291.1 million of cash and cash equivalents at March 31, 2009. Shire has no debt maturing in the next two years and substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these include a put option which could require repayment in 2012. In addition, Shire has a committed facility until 2012 of $1,200 million, which is currently undrawn. The current financial situation affecting the banking system and financial markets, together with the current uncertainty in global economic conditions, has resulted in tighter credit markets and a lower level of liquidity in many financial markets. As a result, the Company may not be able to access new equity or debt finance at the same level or cost as it has done previously.

Financing

Shire’s current financing arrangements comprise of $1,100 million in principal amount of 2.75% convertible bonds due 2014 and a $1,200 million revolving credit facility. Long term debt also includes building finance obligations totaling $53.8 million in respect of certain leased properties in the HGT business.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt/cash funds (excluding restricted cash), as at March 31, 2009 and December 31, 2008:

	March 31, 2009 $’M	December 31, 2008 $’M
Cash and cash equivalents	291.1	218.2

Convertible debt	(1,100.0)	(1,100.0)
Building financing obligation	(53.8)	(45.6)

Total debt	(1,153.8)	(1,145.6)

Net debt	(862.7)	(927.4)

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2009 increased by 180% to $184.1 million compared to $65.7 million for the three months to March 31, 2008, an increase of $118.4 million. The higher operating cash flow in 2009 compared to 2008 is due to increased revenues and the cash flow benefit of the focus on cost management in Q1 2009.

Net cash used in investing activities was $109.2 million in the three months to March 31, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million and expenditure on purchases of property, plant and equipment of $42.0 million, which was partially offset by receipts of $19.2 million from the sale of long-term investments. Capital expenditure on property, plant and equipment included $29.2 million on construction work at the HGT campus in Lexington, Massachusetts and $3.3 million on construction work at the UK office in Basingstoke, Hampshire.

Net cash used in investing activities was $8.4 million in the three months to March 31, 2008. This included expenditure on purchases of property, plant and equipment of $27.8 million and long-term investments of $1.0 million, which were partially offset by $10.3 million from the sale of long term assets and $5.0 million received from the sale of product rights. Capital expenditure on property, plant and equipment included $12.1 million on IT at the Wayne, Pennsylvania, US headquarters and $1.0 million on IT at the Basingstoke, UK office; and $10.6 million on construction work at the HGT campus in Lexington, Massachusetts.

Net cash used in financing activities was $0.6 million for the three months to March 31, 2009. Proceeds received from the exercise of share options of $0.1 million were offset by payments under the building finance obligation of $0.7 million.

Net cash used in financing activities was $33.0 million for the three months to March 31, 2008 of which $33.1 million related to payments to acquire shares by the ESOT.

Obligations and commitments

During the three months to March 31, 2009 with the exception of the liability recorded in respect of the termination of development of the Women’s Health Products (see Item 1, Note 3 for further details), there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2008. See ITEM 1, Note 14 for further details.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, the valuation of equity investments, income taxes and provisions for litigation. Critical accounting estimates are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2008. Material updates to those estimates discussed in Shire’s Annual Report on Form 10-K are discussed below.

(i)	Sales Deductions

Sales deductions consist of statutory rebates to state Medicaid and other government agencies, contractual rebates with managed care organizations ("MCOs"), product returns, sales discounts (including trade discounts and distribution service fees), wholesaler chargebacks, and allowances for coupon sampling programs. These deductions are recorded as reductions to revenue in the same period as the related sales with estimates of future Medicaid and MCO usage rates derived from historical experience adjusted to reflect known changes in the factors that impact such reserves, such as the effect of the launch of the generic version of ADDERALL XR in April 2009 on the usage rates and the level of rebates.

The Company accounts  for these  sales deductions  in accordance with  Emerging  Issues Task Force Issue No.01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), and Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, as applicable.

The Company has the following significant categories of sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and require the Company to use information from external sources:

Medicaid and MCO  Rebates

Statutory rebates to state Medicaid agencies and contractual rebates to MCO's under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than inflation).

As it can take up to six months for information to reach the Company on actual usage of the Company's products in managed care and Medicaid programs and on the total discounts to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products.

The amount of the reserve is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, and the levels of inventory in the distribution channel. Adjustments are made for known changes in these factors, such as the effect of the launch of the generic version of ADDERALL XR in April 2009.

Shire's estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers; results of independently commissioned retail inventory surveys and third-party prescription data (such as IMS Health National Prescription Audit data).

Revisions or clarification of guidelines from Center for Medicare and Medicaid Services ("CMS") related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management's estimates of the rebates reported in prior periods.

The accrual estimation process for Medicaid and MCO rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of ADDERALL XR rebates (see below), Shire does not believe that the effect of uncertainties, as a whole, significantly impacts the Company's financial condition or results of operations.

The launch of a generic version of ADDERALL XR in April 2009 has introduced additional uncertainties into management's estimates of Medicaid and MCO rebates for ADDERALL XR. Specifically, historical experience of ADDERALL XR is now a less reliable indicator of future sales and Medicaid and MCO usage rates for the product (key factors used in estimating rebate accruals) than it was before the launch. As a result, the Company has also used historical experience of other products at a similar lifecycle stage to estimate these key factors. In addition, because there is uncertainty as to how shipments of authorized generic ADDERALL XR to Teva should be included in the Medicaid rebate calculation pursuant to the Deficit Reduction Act of 2005, there is a range of reasonably possible rebate levels calculable under the legislation; accordingly Shire has based its accrual on its better estimate within this range of the amount of rebate that the CMS could determine to be payable. It would not be meaningful to quantify the sensitivity to change for each individual assumption or uncertainty outlined above but, collectively they could significantly increase or decrease reported ADDERALL XR product sales, and as a result the Company's results of operations, in future periods.

At the balance sheet date, accruals for Medicaid and MCO rebates were $341.1 million. These accruals at December 31, 2008, 2007 and 2006 were $222.5 million, $146.6 million and $126.4 million, or 8%, 7%, and 8%, respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 1, Note 15 of this Form 10-Q and ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains a detailed discussion of the Company’s exposure to market and other risks. The Company’s assets which are principally exposed to market and credit risk consist of cash, accounts receivable and investments in public quoted companies and equity method investments and these have increased by $72.9 million, $156.8 million and $51.0 million respectively in the three months to March 31, 2009.

The global financial crisis has increased the Company’s credit risk exposure. The Company continues to operate its financial management in accordance with the policies set out in ITEM 7A of the Company’s Form 10-K for the year ended December 31, 2008. There has been no significant deterioration in the value of assets held by the Company as a result of credit risk and the Company has not suffered any material losses as a result of the global financial crisis.

ITEM 4.  CONTROLS AND PROCEDURES

As at March 31, 2009, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 14(vii), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under ITEM 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

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

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (6)
4.03	Form of Ordinary Share Certificate of Shire Limited. (7)
4.04	Form of American Depositary Receipt Certificate of Shire Limited. (8)
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (9)
10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (10)
10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (11)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (12)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (13)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (14)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (15)
10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (16)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (17)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (18)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)
10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)
10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)
10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)
10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)
10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)
10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)
10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)
10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)
10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)
10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)
10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)
10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)
10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)
10.25*
Amendment Agreement relating to a Product Development and License Agreement dated August 14, 2006 between Shire LLC, Shire plc and Duramed and a License Agreement dated August 14, 2006 between Shire LLC and Barr, which is associated with, and comprises Exhibit A to, the Settlement Agreement dated August 14, 2006 between Shire Laboratories Inc. and Barr.

21	List of Subsidiaries. (34)
31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.
32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC
(Registrant)

Date: May 7, 2009	/s/ Angus Russell By: Angus Russell Chief Executive Officer
Date: May 7, 2009	/s/ Graham Hetherington By: Graham Hetherington Chief Financial Officer