Form 10-Q
period 2009-06-30
Shire plc
filed 2009-08-06
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009

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

Yes [  ]            No [X]

As at July 31, 2009 the number of outstanding ordinary shares of the Registrant was 560,286,326.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of research, development, approval, reimbursement, manufacturing and commercialization of the Company’s Specialty Pharmaceutical and Human Genetic Therapies products, as well as the ability to secure and integrate new products for commercialization and/or development; government regulation of the Company’s products; the Company’s ability to manufacture its products in sufficient quantities to meet demand; the impact of competitive therapies on the Company’s products; the Company’s ability to register, maintain and enforce patents and other intellectual property rights relating to its products; the Company’s ability to obtain and maintain government and other third-party reimbursement for its products; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

Shire Product	Active ingredient
ADDERALL® XR	(mixed salts of a single-entity amphetamine)
AMIGAL™	(migalastat hydrochloride) (trademark of Amicus Therapeutics, Inc. (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
DAYTRANA®	(methylphenidate transdermal system)
ELAPRASE®	(idursulfase)
EQUASYM® IR	(methylphenidate hydrochloride) (trademark of UCB S.A. (“UCB”))
EQUASYM® XL	(methylphenidate hydrochloride) (trademark of UCB)
FIRAZYR®	(icatibant)
FOSRENOL®	(lanthanum carbonate)
INTUNIV™	(guanfacine – extended release)
JUVISTA®	(human TGFβ3) (trademark of Renovo Limited (“Renovo”))
LIALDA®	(mesalamine)
MEZAVANT®	(mesalazine)
PENTASA®	(mesalamine) (trademark of Ferring A/S Corp)
PLICERA™	(isofagomine tartrate) (trademark of Amicus)
RAZADYNE®	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL®	(galantamine hydrobromide) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine) (UK and Republic of Ireland)
REMINYL XL™	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE®	(trademark of Barr Laboratories, Inc. (“Barr”))
VYVANSE®	(lisdexamfetamine dimesylate)
XAGRID™	(anagrelide hydrochloride)
ZEFFIX®	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
3TC®	(lamivudine) (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2009 $’M	December 31, 2008 $’M

ASSETS
Current assets:
Cash and cash equivalents		263.3	218.2
Restricted cash		35.8	29.2
Accounts receivable, net	7	424.7	395.0
Inventories	8	166.6	154.5
Assets held for sale	9	1.7	16.6
Deferred tax asset		84.6	89.5
Prepaid expenses and other current assets	10	174.3	141.4
Total current assets		1,151.0	1,044.4

Non-current assets:
Investments	11	90.2	42.9
Property, plant and equipment, net		598.1	534.2
Goodwill		377.6	350.8
Other intangible assets, net	12	1,846.2	1,824.9
Deferred tax asset		145.0	118.1
Other non-current assets		13.2	18.4
Total assets		4,221.3	3,933.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	13	807.6	708.6
Deferred tax liability		10.9	10.9
Other current liabilities	14	62.4	104.3
Total current liabilities		880.9	823.8

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long-term debt		49.4	43.1
Deferred tax liability		346.9	377.0
Other non-current liabilities	15	275.0	291.3
Total liabilities		2,652.2	2,635.2

Commitments and contingencies	16

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2009 $’M	December 31, 2008 $’M

Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 560.3 million shares issued and outstanding (2008: 1,000 million shares authorized; and 560.2 million shares issued and outstanding)	55.5	55.5
Additional paid-in capital	2,628.0	2,594.6
Treasury stock: 20.2 million shares (2008 : 20.7 million shares)	(390.6)	(397.2)
Accumulated other comprehensive income	119.7	97.0
Accumulated deficit	(843.8)	(1,051.7)
Total Shire plc shareholders’ equity	1,568.8	1,298.2
Noncontrolling interest in subsidiaries	0.3	0.3
Total equity	1,569.1	1,298.5
Total liabilities and equity	4,221.3	3,933.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Notes	3 months to June 30, 2009 $’M	3 months to June 30, 2008 $’M	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M
Revenues:
Product sales		558.4	705.7	1,314.3	1,337.4
Royalties		66.9	64.8	117.5	129.9
Other revenues		4.4	5.1	15.6	10.5
Total revenues		629.7	775.6	1,447.4	1,477.8
Costs and expenses:
Cost of product sales(1)		96.4	142.9	180.0	233.2
Research and development(2)	3	158.7	136.4	344.6	248.2
Selling, general and administrative(1) (2)		334.7	437.7	653.3	782.4
In-process R&D charge	4	-	135.0	-	135.0
Gain on sale of product rights		-	(9.1)	-	(16.7)
Reorganization costs	5	2.9	-	5.1	-
Integration and acquisition costs	6	2.3	-	3.8	-
Total operating expenses		595.0	842.9	1,186.8	1,382.1

Operating income/(loss)		34.7	(67.3)	260.6	95.7

Interest income		0.6	6.5	1.3	19.2
Interest expense		(10.1)	(16.8)	(21.2)	(34.1)
Other income, net		4.7	0.7	54.9	13.4
Total other income/(expenses), net		(4.8)	(9.6)	35.0	(1.5)

Income/(loss) from continuing operations before income taxes and equity in earnings /(losses) of equity method investees		29.9	(76.9)	295.6	94.2
Income taxes		23.4	(0.2)	(26.1)	(44.3)
Equity in earnings/(losses) of equity method investees, net of taxes		0.5	(1.9)	0.4	(0.3)
Income/(loss) from continuing operations, net of taxes		53.8	(79.0)	269.9	49.6

Loss from discontinued operations (net of income tax expense of $nil in all periods)	9	(9.8)	-	(12.4)	-
Net income/(loss)		44.0	(79.0)	257.5	49.6

Add: Net loss attributable to the noncontrolling interest in subsidiaries		0.1	-	0.2	-
Net income/(loss) attributable to Shire plc		44.1	(79.0)	257.7	49.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to June 30, 2009 (2008: $0.4 million) and $0.9 million for the six months to June 30, 2009 (2008: $0.9 million). Selling, general and administrative costs include amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $34.3 million for the three months to June 30, 2009 (2008: $121.4 million) and $66.8 million for the six months to June 30, 2009 (2008: $152.3 million).

(2)
Costs of $8.9 million and $19.1 million, predominantly relating to certain Medical Affairs costs related to promotional & marketing activities, have been reclassified from Research and development costs to Selling, general and administrative costs for the three and six months to June 30, 2008 respectively.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	3 months to June 30, 2009	3 months to June 30, 2008	6 months to June 30, 2009	6 months to June 30, 2008
Earnings/(loss) per ordinary share – basic
Earnings/(loss) from continuing operations attributable to Shire plc shareholders		10.0c	(14.6c)	50.0c	9.1c
Loss from discontinued operations attributable to Shire plc shareholders		(1.8c)	-	(2.3c)	-
Earnings/(loss) per ordinary share attributable to Shire plc shareholders – basic		8.2c	(14.6c)	47.7c	9.1c

Earnings/(loss) per ordinary share – diluted
Earnings/(loss) from continuing operations attributable to Shire plc shareholders		9.9c	(14.6c)	49.6c	8.2c
Loss from discontinued operations attributable to Shire plc shareholders		(1.8c)	-	(2.3c)	-
Earnings/(loss) per ordinary share attributable to Shire plc shareholders – diluted		8.1c	(14.6c)	47.3c	8.2c

Weighted average number of shares (millions):
Basic	19	539.9	542.5	539.7	543.7
Diluted	19	543.4	542.5	545.0	579.6

	3 months to June 30, 2009 $’M	3 months to June 30, 2008 $’M	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M
Amounts attributable to Shire plc
Income/(loss) from continuing operations, net of taxes	53.9	(79.0)	270.1	49.6
Loss from discontinued operations, net of taxes	(9.8)	-	(12.4)	-
Net income/(loss) attributable to Shire plc	44.1	(79.0)	257.7	49.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $’M	Common stock Number of shares M’s	Additional paid-in capital $’M	Treasury stock $’M	Accumulated other comprehensive income $’M	Accumulated deficit $’M	Noncontrolling interest in subsidiaries $’M	Total equity $’M
As at January 1, 2009	55.5	560.2	2,594.6	(397.2)	97.0	(1,051.7)	0.3	1,298.5

Net income/(loss) for the period	-	-	-	-	-	257.7	(0.2)	257.5

Foreign currency translation	-	-	-	-	11.4	-	-	11.4

Options exercised	-	0.1	0.2	-	-	-	-	0.2

Share-based compensation	-	-	33.2	-	-	-	-	33.2

Shares purchased by the Employee Share Ownership Trust (“ESOT”)	-	-	-	(1.0)	-	-	-	(1.0)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	7.6	-	(6.8)	-	0.8

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	11.3	-	-	11.3

Capital contribution attributable to noncontrolling interest in Jerini AG (“Jerini”)	-	-	-	-	-	-	0.2	0.2

Dividends	-	-	-	-	-	(43.0)	-	(43.0)
As at June 30, 2009	55.5	560.3	2,628.0	(390.6)	119.7	(843.8)	0.3	1,569.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2009 Shire plc declared and paid dividends of 7.76 US cents per ordinary share (equivalent to 23.28 US cents per American Depositary Share) totaling $43.0 million.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	3 months to June 30, 2009	3 months to June 30, 2008	6 months to June 30, 2009	6 months to June 30, 2008
	$’M	$’M	$’M	$’M

Net income/(loss)	44.0	(79.0)	257.5	49.6
Other comprehensive income/(loss):
Foreign currency translation adjustments	(2.4)	(17.9)	11.4	(7.4)
Unrealized holding gain/(loss) on available-for-sale securities, (net of taxes of $nil, $nil, $nil and $nil)	10.7	(0.3)	11.3	(28.7)
Realized gain on available-for-sale securities, (net of taxes of $nil, $nil, $nil and $4.0 million)	-	-	-	(5.4)
Comprehensive income/(loss)	52.3	(97.2)	280.2	8.1
Add: Comprehensive loss attributable to the noncontrolling interest in subsidiaries	0.1	-	0.2	-
Comprehensive income/(loss) attributable to Shire plc	52.4	(97.2)	280.4	8.1

The components of accumulated other comprehensive income as at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009 $’M	December 31, 2008 $’M
Foreign currency translation adjustments	112.9	101.5
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	6.8	(4.5)
Accumulated other comprehensive income	119.7	97.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Shire plc	257.7	49.6
Adjustments to reconcile net income attributable to Shire plc to net cash provided by operating activities:
Loss from discontinued operations	12.4	-
Depreciation and amortization	117.7	96.3
Amortization of deferred financing charges	2.5	2.5
Interest on building financing obligation	1.3	1.9
Share-based compensation	33.2	35.7
Impairment of intangible assets	-	90.4
Impairment of property, plant and equipment	2.7	-
Gain on sale of long-lived assets	(0.2)	(0.4)
Gain on sale of non-current investments	(55.2)	(9.4)
Gain on sale of product rights	-	(16.7)
Movement in deferred taxes	(45.7)	17.4
Equity in (earnings)/losses of equity method investees	(0.4)	0.3
Noncontrolling interest in subsidiaries	(0.2)	-
Change in operating assets and liabilities:
Increase in accounts receivable	(42.9)	(28.4)
Increase in sales deduction accrual	117.5	35.5
(Increase)/decrease in inventory	(12.8)	10.4
(Increase)/decrease in prepayments and other current assets	(33.8)	24.3
Decrease/(increase) in other assets	4.4	(2.4)
Decrease in accounts and notes payable and other liabilities	(98.5)	(66.4)
(Decrease)/increase in deferred revenue	(2.7)	5.5
Returns on investment from joint venture	4.9	-
Cash flows used in discontinued operations	(5.9)	-
Net cash provided by operating activities(A)	256.0	246.1

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash	(6.6)	5.2
Purchases of subsidiary undertakings and businesses, net of cash acquired	(75.5)	-
Purchase of non-current investments	-	(1.1)
Purchase of property, plant and equipment	(101.8)	(89.4)
Purchase of intangible assets	(6.0)	-
Proceeds from disposal of non-current investments	19.2	10.3
Proceeds from disposal of property, plant and equipment	0.4	0.9
Proceeds/deposit received from sale of products rights	-	5.0
Proceeds received from disposal of subsidiary undertaking	6.7	-
Returns of equity investments	0.2	0.4
Net cash used in investing activities(B)	(163.4)	(68.7)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building financing obligation	(3.0)	(0.4)
Proceeds from exercise of options	1.0	1.0
Costs from issue of common stock	-	(2.9)
Payment of dividend	(43.0)	(36.4)
Payments to acquire shares by ESOT	(1.0)	(104.1)
Net cash used in financing activities(C)	(46.0)	(142.8)
Effect of foreign exchange rate changes on cash and cash equivalents(D)	(1.5)	4.1
Net increase in cash and cash equivalents(A+B+C+D)	45.1	38.7
Cash and cash equivalents at beginning of period	218.2	762.5
Cash and cash equivalents at end of period	263.3	801.2

Supplemental information:	Notes	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M

Interest paid		17.6	18.9
Income taxes paid		119.2	62.6

Non cash activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as consideration for disposal of non-current investment	11	50.8	-
Building financing obligation		7.1	-

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

(c)	Accounting pronouncements adopted during the period

Statement of Financial Accounting Standards (“SFAS”) No. 165

In June 2009 the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No 165 provides: the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective prospectively for the interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has evaluated the subsequent events from July 1, 2009 to August 6, 2009, which is the date when the financial statements were issued.

SFAS No. 161

On January 1, 2009 the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities, and these disclosures are included within Note 17.

SFAS No. 160

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (formally known as a minority interest) as equity in the consolidated financial statements, separate from the parent's equity. In addition, the amount of net income attributable to noncontrolling interests is required to be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a consequence of the adoption of SFAS No. 160, the balance of noncontrolling interests has been reclassified within shareholders’ equity and net income attributable to Shire plc shareholders has been shown separately from that attributable to noncontrolling interests in the unaudited consolidated statements of income and the unaudited consolidated statement of changes in equity. The adoption of SFAS No. 160 has not had an impact on the Company’s consolidated cash flows.

SFAS No. 141(R)

On January 1, 2009 the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed and noncontrolling interests in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) also amended the accounting treatment for certain specific items including: the expensing of acquisition costs; the capitalization of in-process research and development; recording of contingent consideration at fair value with subsequent changes in fair value being generally reflected in earnings; and the introduction of a substantial number of new disclosure requirements. The provisions of SFAS No. 141(R) have been applied to those business combinations completed in the six months to June 30, 2009.

Emerging Issues Task Force (“EITF”) 07-5

On January 1, 2009 the Company adopted EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements.

EITF 07-1

On January 1, 2009 the Company adopted EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of EITF 07-1 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements. The disclosures required by EITF 07-1 have been included in Note 16.

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1

On January 1, 2009 the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This FSP clarified that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. It requires issuers of such instruments to separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The adoption of FSP No. APB 14-1 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements.

FSP No. FAS 157-2

On January 1, 2009 the Company adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 have been applied to the fair value measurement of non-financial assets and non-financial liabilities in the six months to June 30, 2009.

FSP No. FAS 142-3

On January 1, 2009 the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The adoption of FSP No. FAS 142-3 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements.

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

FSP No. FAS 141(R)-1 is effective from January 1, 2009. The effect of FSP No. FAS 141(R)-1 on the consolidated financial position, results of operations and cash flow statements will depend on the nature and terms of any business combinations that occur after its effective date.

FSP No. FAS 157-4

On June 15, 2009 the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FSP No. FAS 157-4 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements.

FSP No. FAS 115-2 and FAS 124-2

On June 15, 2009 the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary guidance for debt securities in existing US GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have an impact on the Company’s consolidated financial position, results of operations or cash flow statements.

FSP No. FAS 107-1 and APB 28-1

On June 15, 2009 the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods. The disclosures required by FSP No. FAS 107-1 and APB 28-1 have been included in Note 18.

(d)	Accounting pronouncements to be adopted in future periods

SFAS No. 168

In June 2009 the FASB issued SFAS No. 168, “The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Following SFAS No. 168, the FASB will issue new guidance in the form of Accounting Standards Updates. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

SFAS No. 167

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 is a revision of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS No. 167 will also require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 167.

SFAS No. 166

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”).  SFAS No. 166 is a revision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 166.

FASB Accounting Standards Update 2009-01

FASB Accounting Standards Update 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on SFAS No. 168”, amends the Codification for the issuance of SFAS No. 168.

FASB Accounting Standards Update 2009-02

FASB Accounting Standards Update 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections” makes a number of technical corrections to various topics in the Codification.

2.	Business combinations

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, which may become payable in 2009 and 2010 if certain targets are met. This acquisition will broaden the scope of Shire’s ADHD portfolio and will facilitate immediate access to the European ADHD market as well as provide Shire the opportunity to enter additional markets around the world.

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

Jerini acquisition

During the third quarter of 2008, the Company launched a voluntary public takeover offer for all outstanding shares in Jerini, a German corporation, at a price of €6.25 per share. By December 31, 2008 the Company had acquired rights to 98.6% of the voting interests in Jerini for a cash consideration of $556.5 million, by (i) subscribing for new Jerini shares; (ii) acquiring voting interests through the completion of sale and purchase agreements entered into with institutional shareholders and certain members of Jerini’s Management and Supervisory Boards; and (iii) acquiring voting interests through market purchases. The acquisition added Jerini’s hereditary angioedema (“HAE”) product FIRAZYR to Shire’s portfolio.

During the six months to June 30, 2009 through on-market purchases the Company acquired additional voting interests totaling 0.2% of Jerini’s issued share capital, for a cash consideration including direct acquisition costs of $2.7 million. These additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting. In respect of the step acquisitions made in 2009, the Company has recognized additional goodwill of $1.7 million, intangible assets in respect of the currently marketed product of $0.7 million, and IPR&D of $0.3 million. By June 30, 2009 Shire had acquired rights to a 98.8% voting interest in Jerini for a total consideration of $559.2 million.

Shire and Jerini continue to follow procedures under German law to effect the acquisition of the remaining shares. On April 24, 2009 Shire (through its wholly owned subsidiary, Shire Deutschland Investments GmbH) informed the Supervisory Board and Management Board of Jerini that it would offer €7.53 per share for the remaining shares.  On June 16, 2009 the annual general meeting (“AGM”) of Jerini resolved upon the transfer of the remaining Jerini shares to Shire Deutschland Investments GmbH against an adequate cash settlement of €7.53 per share.  Minority shareholders may challenge this 'squeeze out' resolution by filing legal complaints within one month of the AGM.

During the second quarter of 2009, the Management and Supervisory Board of Jerini announced the closure of both Jerini Ophthalmic, Inc. (“JOI”) and certain other pre-clinical operations. Following this announcement the Company  adjusted its preliminary purchase price allocation to recognize assumed liabilities for onerous contract costs and employee involuntary termination costs to be incurred on closure of these operations totaling $9.1 million. This adjustment to the preliminary purchase price allocation and additional goodwill recognized on the acquisition of additional voting interests during 2009 has increased the goodwill arising on the acquisition of Jerini to $158.8 million.

3.	Termination costs

In August 2006, Shire and Duramed Pharmaceuticals, Inc., a subsidiary of Teva, (“Duramed”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”). Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred on Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009 Shire and Duramed amended this agreement so that it will now terminate on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with respect to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr (a subsidiary of Teva) and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of authorized generic ADDERALL XR, up to a maximum of $25.0 million. During the six months to June 30, 2009 the Company recorded a charge of $65.0 million to research and development to reflect the cash payment made in Q1 2009 and other termination related costs. At December 31, 2008 Shire’s maximum future reimbursement for Duramed incurred development expenditure was $95.6 million.

A reconciliation of the contract termination liability is presented below:

Six months to June 30, 2009	Amount charged to R&D	Amount paid	Utilization of reserve	Closing liability
	$’M	$’M	$’M	$’M

Contract termination costs	65.0	(16.2)	(22.6)	26.2

The charge of $65.0 million has been included within the Specialty Pharmaceuticals segment in the Company’s segmental analysis, see Note 20.

4.	In-process R&D charge

On June 4, 2008 Shire completed the acquisition of the global rights to METAZYM, a clinical candidate arylsulfatase-A, from Zymenex for $135.0 million in cash. Upon completion in 2008, Shire recognized an IPR&D charge of $135.0 million in respect of the acquired development project.

5.	Reorganization costs

Owings Mills

In March 2009 the Company’s management approved and initiated plans to phase out operations and close the Company’s Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Over the next three years, all products currently manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the six months to June 30, 2009 the Company incurred reorganization costs totaling $5.1 million which relates to employee involuntary termination benefits of $1.9 million, impairment charges for property, plant and equipment of $2.6 million and other costs of $0.6 million. At June 30, 2009 a liability for reorganization costs of $1.1 million was included in accounts payable and accrued expenses.

As a result of the decision to transfer manufacturing from the Owings Mills site the company has revised the life of property, plant and equipment in the facility, and has incurred accelerated depreciation of $3.0 million, which has been charged to cost of product sales in the six months to June 30, 2009. These reorganization costs and accelerated depreciation have been recorded within the Specialty Pharmaceuticals operating segment.

Jerini non-core operations

In the second quarter of 2009 as outlined in Note 2, the operations of JOI and certain other non-core pre-clinical operations acquired with Jerini were closed down.  At June 30, 2009 a liability for costs associated with these closures, totaling $9.1 million, relating to employee involuntary termination benefits and other closure costs, has been included within accounts payable and accrued expenses with a corresponding increase to goodwill arising on the acquisition.

The aggregate liability for re-organization costs arising on the Owing Mills and Jerini closures at June 30, 2009 is as follows:

Six months to June 30, 2009	Amount charged to re-organization $'M	Assumed liability through business combinations $'M	Paid $'M	Closing Liability at $'M

Involuntary termination benefits	1.9	5.5	(0.8)	6.6
Contract termination costs	-	3.6	-	3.6
Other termination costs	0.6	-	(0.6)	-
	2.5	9.1	(1.4)	10.2
Impairment charges	2.6
	5.1

6.	Integration and acquisition costs

Integration costs of $2.3 million (2008: $nil), primarily relating to the integration of Jerini into Shire, were incurred in the six months to June 30, 2009.

Acquisition costs of $1.5 million (2008: $nil), primarily relating to direct acquisition costs and changes in the fair value of contingent consideration recognized on the acquisition of EQUASYM, were incurred in the six months to June 30, 2009.

7.	Accounts receivable, net

Accounts receivable at June 30, 2009 of $424.7 million (December 31, 2008: $395.0 million), are stated net of a provision for discounts and doubtful accounts of $12.9 million (December 31, 2008: $20.2 million).

Provision for discounts and doubtful accounts:

	2009 $’M	2008 $’M
As at January 1	20.2	9.8
Provision charged to operations	54.1	41.6
Provision utilization	(61.4)	(38.6)
As at June 30	12.9	12.8

8.	Inventories

Inventories at June 30, 2009 of $166.6 million (December 31, 2008: $154.5 million) are stated at the lower of cost or market and are analyzed as follows:

	June 30, 2009 $’M	December 31, 2008 $’M
Finished goods	52.0	41.4
Work-in-process	81.9	78.7
Raw materials	32.7	34.4
	166.6	154.5

At June 30, 2009 inventories included $18.0 million (December 31, 2008: $11.5 million) of costs capitalized prior to the regulatory approval of the relevant product.

9.	Assets held for sale and discontinued operations

At June 30, 2009 assets held for sale had a carrying value of $1.7 million (December 31, 2008: $16.6 million). At December 31, 2008 assets held for sale included $14.9 million for the operations of JOI and Jerini Peptide Technologies GmbH, (“JPT”), which were acquired through the Jerini acquisition but were deemed non-strategic to the combined business. Since the acquisition of Jerini the Company has classified JOI and JPT as disposal groups held for sale and as discontinued operations. In May 2009, JPT was divested for cash consideration of $6.7 million, and a loss on disposal of $0.5 million has been recognized within discontinued operations for the six months to June 30, 2009.

During the second quarter of 2009 it was determined that JOI was no longer going to be divested, and its assets were reclassified as held-and-used, resulting in a re-measurement adjustment of $5.9 million being recognized to record these assets at the lower of their fair value and carrying value. However the Company subsequently closed JOI during the second quarter of 2009 and JOI was reclassified as a discontinued operation. The re-measurement adjustment has accordingly been presented within discontinued operations.

The Company has presented JOI and JPT as discontinued operations, recording a net loss from these operations of $12.4 million in the six months to June 30, 2009 (2008: $nil). Revenues and the pre-tax loss from discontinued operations for the six months to June 30, 2009 were $2.3 million (2008: $nil) and $12.4 million (2008: $nil) respectively.

The remaining held for sale assets are represented by intangible assets and attributed goodwill for certain products divested to Laboratories Almirall S.A. (“Almirall”) in 2007. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer. These assets divested to Almirall form part of the Specialty Pharmaceuticals operating segment.

10.	Prepaid expenses and other current assets

	June 30, 2009 $’M	December 31, 2008 $’M
Prepaid expenses	37.9	47.6
Income tax receivable	33.2	33.2
Value added taxes receivable	59.5	19.3
Supplemental Executive Retirement Plan (“SERP”) investment	7.0	7.2
Other current assets	36.7	34.1
	174.3	141.4

11.	Investments

	June 30, 2009 $’M	December 31, 2008 $’M
Investments in private companies	3.9	19.3
Available-for-sale securities	72.8	6.1
Equity method investments	13.5	17.5
	90.2	42.9

On March 12, 2009 the Company completed the disposal of its minority equity investment in Virochem Pharma, Inc. (“Virochem”) to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of this minority equity investment on March 12, 2009 was $14.8 million. Shire received total consideration of $19.2 million in cash and two million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain on disposal of $55.2 million which has been recorded to Other income, net during the six months to June 30, 2009.

Additional consideration of $2.0 million in cash and 0.2 million Vertex shares is being held in escrow until March 11, 2010 pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The escrow conditions are considered substantive and hence a gain has not been recognized relating to these amounts in the six months to June 30, 2009. The Vertex stock received has been accounted for as an available-for-sale investment and included within non-current investments.

12.	Other intangible assets, net

	June 30, 2009 $’M	December 31, 2008 $’M
Intellectual property rights acquired
Currently marketed products	2,336.6	2,253.2
IPR&D	5.5	-
Favorable manufacturing contracts	8.7	8.7
	2,350.8	2,261.9

Less: Accumulated amortization	(504.6)	(437.0)
	1,846.2	1,824.9

Intellectual property rights relate to currently marketed products and IPR&D for those acquired products which have not yet obtained regulatory approval; following the introduction of SFAS No. 141(R) IPR&D acquired in a business combination is capitalized as an indefinite lived intangible asset. At June 30, 2009 the net book value of these intellectual property rights allocated to the Specialty Pharmaceuticals operating segment was $1,282.8 million (December 31, 2008: $1,244.9 million) and in the Human Genetic Therapies operating segment was $562.6 million (December 31, 2008: $579.3 million).

The increase in the net book value of other intangible assets for the six months to June 30, 2009 is shown in the table below:

Other intangible assets

$’M

As at January 1, 2009	1,824.9
Acquisitions	79.2
Amortization charged	(67.4)
Foreign currency translation	9.5

As at June 30, 2009	1,846.2

During the six months to June 30, 2009 the Company acquired intangible assets totaling $79.2 million being $78.5 million for EQUASYM IR and XL for the treatment of ADHD ($73.0 million for currently marketed products and $5.5 million for IPR&D) and $0.7 million for FIRAZYR for the treatment of acute HAE in the European Union (“EU”) (acquired through the Jerini business combination). The weighted average amortization period for acquired currently marketed products is 13 years.

Following the introduction of SFAS No. 141(R) intellectual property rights relating to IPR&D acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed the useful life of the relevant assets will be determined. Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2009 will be approximately $142 million for each of the five years to June 30, 2014. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

13.	Accounts payable and accrued expenses

	June 30, 2009 $’M	December 31, 2008 $’M
Trade accounts payable	76.5	102.4
Accrued rebates – Medicaid	201.0	162.6
Accrued rebates – Managed care	136.3	59.9
Sales return reserve	49.7	47.1
Accrued bonuses	39.5	62.0
Accrued employee compensation and benefits payable	41.8	36.7
Accrued coupons	6.2	4.0
Research and development accruals	37.3	29.3
Marketing accruals	32.6	22.1
Deferred revenue	15.2	9.6
Other accrued expenses	171.5	172.9
	807.6	708.6

Accrued Medicaid rebates have increased by $38.4 million to $201.0 million at June 30, 2009 (2008: $162.6 million). The higher rebate liability has principally resulted from the impact of price increases for certain products on the unit rebate amount (“URA”), together with increased accrued rebates on ADDERALL XR as a consequence of the shipment of authorized generic ADDERALL XR to Teva from April 2009 and the impact of including these sales in the Medicaid rebate calculation pursuant to the Deficit Reduction Act of 2005 (the “DRA”).

Accrued Managed Care rebates have increased by $76.4 million to $136.3 million (2008: $59.9 million), principally due to higher rebates on ADDERALL XR offered to Managed Care Organisations ("MCO") from April 1, 2009.

The launch by Teva of authorized generic ADDERALL XR in April 2009 has introduced additional uncertainty into management’s estimate of Medicaid and MCO rebate liabilities for ADDERALL XR. During the second quarter of 2009 the Company revised certain assumptions previously used to estimate the Medicaid and Managed Care rebate liability for ADDERALL XR in the wholesaler and retail pipeline at March 31, 2009, as a result of: (i) receiving new information on the amount of URA that could be paid under Medicaid if the Center for Medicare and Medicaid Services were to employ an alternative interpretation of the DRA; and (ii) actual experience of Medicaid and MCO utilization following one quarter’s market share erosion subsequent to authorized generic launch. The combined effect of these revisions decreased ADDERALL XR product sales and operating income from continuing operations during the three months to June 30, 2009 by $21.4 million, and decreased net income and basic earnings per share during the second quarter by $13.7 million and 2.5 cents per ordinary share respectively.

14.	Other current liabilities

	June 30, 2009 $’M	December 31, 2008 $’M
Income taxes payable	7.1	25.8
Value added taxes	7.9	4.4
Derivative financial instruments	9.3	46.9
Other accrued liabilities	38.1	27.2
	62.4	104.3

15.	Other non-current liabilities

	June 30, 2009 $’M	December 31, 2008 $’M
Income taxes payable	202.5	220.4
Deferred revenue	21.2	29.5
Deferred rent	15.3	16.1
Insurance provisions	20.8	18.1
Other accrued liabilities	15.2	7.2
	275.0	291.3

16.	Commitments and contingencies

(a)	Leases

Future minimum lease payments presented below include operating lease payments under lease arrangements as at June 30, 2009:

Operating leases $’M
2009	16.9
2010	32.0
2011	26.6
2012	18.7
2013	16.9
2014	16.7
Thereafter	59.4
187.2

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2025. Lease and rental expense amounted to $16.4 million for the six months to June 30, 2009, which is predominately included in Selling, general and administrative expenses in the accompanying statements of income (2008: $15.6 million).

(b)	Letters of credit and guarantees

At June 30, 2009 the Company had irrevocable standby letters of credit with various banks, in the amount of $8.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $8.2 million, as required by these letters of credit.

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

Shire reports costs incurred and revenue generated from transactions with third parties as well as payments between parties to collaborative arrangements pursuant to the guidance in EITF 99-19 “Reporting Revenue Gross as a principal versus net as an agent”, or, where appropriate, by analogy to other authoritative accounting literature.

Further details of significant collaborative arrangements are included below.

In-licensing arrangements

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

Alba and Shire have formed a joint development committee to monitor R&D activities of SPD550. Alba will fund all development until SPD550 has completed Proof of Concept, which is expected to be in the second half of 2009, after which Shire and Alba will share equally development costs under a joint development plan.

(ii)	Amicus

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher Disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease which are currently in Phase 2 development. Under the terms of the collaboration Shire will pay development and sales milestones up to a maximum of $390 million, and will also pay tiered, double digit, royalties on net sales of the products. Shire and Amicus will pursue a joint development program toward market approval in the US and Europe; expenses for this program will be shared equally. R&D reimbursements from Amicus to Shire will be credited by Shire to R&D, and reimbursements from Shire to Amicus charged by Shire to R&D. In the six months to June 30, 2009 Shire recorded R&D expenses of $7.2 million for reimbursement of shared development costs (2008: $3.2 million).

(iii)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. Renovo has commenced its first pivotal Phase 3 clinical trial in Europe. Under the terms of the agreement, Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of the EU member states.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the US Food and Drug Administration (“FDA”); up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval. Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval. Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals. In the six months to June 30, 2009, Shire made payments to Renovo of $0.5 million (2008: $2.1 million) which has been charged by Shire to R&D.

(iv)	Women’s Health Products

In August 2006, Shire and Duramed entered into an agreement related to certain Collaboration Products. Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred in respect of the Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009 Shire and Duramed amended this agreement and it will terminate on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. For further information on this amendment see Note 3.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which Shire has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the six months to June 30, 2009 Shire received milestone payments totaling $4.0 million (2008: $nil) and these payments will be recognized in Other revenues. In the six months to June 30, 2009 Shire also recognized milestone income of $3.1 million (2008: $2.8 million) within Other revenues and Product sales of $12.3 million (2008: $6.5 million) for shipment of product to the relevant licensee.

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

As of March 31, 2009 Shire terminated the agreement with Takeda Pharmaceuticals North America, Inc., successor to TAP Pharmaceutical Products, Inc., relating to the co-promotion of LIALDA in the US.

(d)	Commitments

(i)	Other R&D and sales milestones

In addition to the commitments under the collaborative arrangements set out in (c), at June 30, 2009 the Company had fees and commitments payable on achievement of specified milestones for products under development in-licensed from third parties of $1.0 million (December 31, 2008: $1.0 million).

(ii)	Clinical testing

At June 30, 2009 the Company had committed to pay approximately $125.6 million (December 31, 2008: $99.5 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $83.9 million of these commitments in 2009. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(iii)	Contract manufacturing

At June 30, 2009 the Company had committed to pay approximately $53.1 million (December 31, 2008: $67.0 million) in respect of contract manufacturing. The Company expects to pay $50.9 million of these commitments in 2009.

(iv)	Purchase and service commitments

At June 30, 2009 the Company had committed to pay approximately $34.5 million (December 31, 2008: $42.6 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing, which may all be payable in 2009.

(v)	Investment commitments

At June 30, 2009 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.7 million (December 31, 2008: $5.7 million) which may all be payable in 2009, depending on the timing of capital calls.

(vi)	Capital commitments

At June 30, 2009 the Company had committed to spend $79.1 million (December 31, 2008: $95.4 million) on capital projects. This includes commitments for the expansion and modification of its offices in Basingstoke, UK and its HGT campus in Lexington, Massachusetts.

(vii)	Legal proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At June 30, 2009 provisions for litigation losses, insurance claims and other disputes totaled $22.5 million (December 31, 2008: $20.8 million).

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

In December 2006, Shire was notified that Sandoz, Inc. (“Sandoz”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Shire patents that cover ADDERALL XR. On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there was a 30 month stay with respect to Sandoz’ proposed generic products which have now expired. In response to the parties’ summary judgment motions, the court, in a decision dated September 24, 2008, (a) granted Shire’s motion to strike Sandoz’ affirmative defenses of alleged patent misuse and sham litigation; (b) denied Sandoz’ motion of non-infringement; and (c) construed certain terms of the patent claims. Sandoz’ motion for immediate appeal on the issue of whether a patentee who settles an earlier infringement case after a Markman ruling has issued is precluded under the doctrine of collateral estoppel from relitigating claim-construction issues determined in the prior case (in this instance, the prior case was Shire v Impax from the Delaware court) was granted by the Colorado court. On February 6, 2009 the Court of Appeals for the Federal Circuit (“CAFC”) also granted Sandoz’ petition for appeal as to this question. The Colorado case remains administratively closed until there is a decision from the CAFC.

CARBATROL

(i)	Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s US patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”). On September 18, 2003, Shire filed suit against Nostrum in the US District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. Pursuant to the Hatch-Waxman Act, there was a 30 month stay with respect to Nostrum’s ANDA product which expired in February 2006. Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On July 17, 2006 the Court entered an order staying discovery.

In May 2008, the Company was notified that Nostrum had submitted an amendment to the above referenced ANDA seeking permission to market its generic versions of the 100mg and 200mg strengths of CARBATROL prior to the expiration date of the Company’s ‘013 and ‘570 Patents. On July 2, 2008 Shire filed suit against Nostrum in the US District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA products. Pursuant to the Hatch-Waxman Act, there is a 30 month stay with respect to Nostrum’s 100mg and 200mg ANDA products which will expire in November 2010. This case was referenced as related to the earlier filed case on Nostrum’s 300 mg product and has been assigned to the same Judge as the earlier ongoing case. In a December 15, 2008 decision the court decided that the two cases should proceed separately. No trial date has been set for either case.

(ii)	Corepharma

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 17, 2006 Shire filed suit against Corepharma in the US District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. Pursuant to the Hatch-Waxman Act, there was a 30 month stay with respect to Corepharma’s proposed generic products which expired in October 2008. The Court rendered a claim construction ruling on March 26, 2008. On September 23, 2008 the Court issued a decision denying Corepharma’s summary judgment motion for noninfringement of the ‘570 patent. In an order dated October 31, 2008 the Court granted Corepharma’s motion for summary judgment of non-infringement of the ‘013 Patent. The litigation was settled on July 14, 2009.  No payments to Corepharma are involved in the settlement.  As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

(iii)	Teva

On March 20, 2007 the Company was notified that Teva USA had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007 Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products. On August 23, 2007 Shire amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. Teva USA raised counterclaims that the ‘570 and ‘013 Patents were not infringed. Shire has offered Teva USA a covenant not to sue with respect to the ‘013 Patent. The Court held a status conference on October 16, 2007. Teva withdrew its counterclaim directed to the ‘013 patent. Fact discovery has been completed and expert delivery is on hold. No trial date has been set.

(iv)	Apotex

In May 2008, Shire was notified that Apotex, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 100mg, 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On July 2, 2008 Shire filed a lawsuit in the US District Court for the Eastern District of Texas against Apotex, Inc., Apotex Corp. and Apotex Pharmaceutical Holdings, Inc. (collectively; “Apotex”) alleging infringement of the ‘013 and ‘570 Patents by Apotex ANDA and ANDA products. On July 17, 2008 Apotex, Inc. filed a declaratory judgment complaint against Shire for noninfringement and invalidity of the ‘570 and ‘013 patents in the District of New Jersey. In a December 28, 2008 decision the Texas Court transferred the case to New Jersey. The District Court of New Jersey has accepted the Texas case and consolidated it with the pending case in New Jersey. No trial date has been set.

(v)	Actavis

Shire has been notified that Actavis South Atlantic LLC has submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of carbamazepine extended release products in 200mg and 300mg strengths prior to the expiration date of the ‘013 and the ‘570 Patents. On July 24, 2008 Shire filed a lawsuit in the US District Court for the Eastern District of Texas against Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”) alleging infringement of the ‘013 and ‘570 Patents by the Actavis ANDA and ANDA products. By an Order dated December 30, 2008 the judge in the Texas case sua sponte transferred the case to the District Court of New Jersey. The litigation was settled on February 20, 2009. No payments to Actavis are involved in the settlement. As required by law, Shire has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

REMINYL

On January 29, 2008 Generics UK Limited (“Generics UK”) commenced a rectification action in the UK seeking a declaration that the duration of the Supplementary Protection Certificate (“SPC”) for EP 236684, the patent that claims the use of galantamine for the treatment of Alzheimer’s disease, is zero (i e. the period of exclusivity conferred by the patent has already expired). This SPC represents the primary patent protection for REMINYL in the EU. The current term of the SPC extension runs to January 2012. This case was heard in December 2008 and the court’s decision upholding the SPC was handed down on May 20, 2009. Generics UK have appealed. The appeal will be heard in October 2009.

Data exclusivity for REMINYL was the subject of a judicial review action commenced by Generics UK Limited against the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) for the MHRA’s refusal to grant Generics a marketing authorization for a generic version of REMINYL.  This case was referred to the European Court of Justice (“ECJ”) in November 2007, where the case was heard in November 2008.  The ECJ’s decision in favour of the MHRA was handed down on June 18, 2009.  Therefore, absent other successful challenges, data exclusivity is upheld until March 2010.  On July 13, 2009 Generics UK filed a notice of discontinuance indicating that they would not be pursuing this matter any further.

FOSRENOL

In February 2009 Shire received three Paragraph IV Notice letters, from Barr, Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively “Mylan”) and Natco Pharma Limited (“NATCO”) related to ANDA’s for generic versions of 500mg, 750mg and 1,000mg FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan, and Natco for infringement of certain of Shire’s FOSRENOL patents, thus prompting a 30-month stay of approval of these ANDAs. No trial date has been set.

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

17.	Derivative instruments

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2009 the average interest rate received on cash and liquid investments was approximately 0.5% per annum. The largest proportion of investments was in US dollar money market and liquidity funds.

Shire’s financing arrangements at June 30, 2009 comprise of Shire plc’s $1,100 million in principal amount of 2.75% convertible bonds, due 2014 which were issued in May 2007.  Shire has also recognized a liability for building financing obligations of $52.3 million in respect of several leases entered into between August 2007 and March 2009, where Shire is in substance the owner of the property during the construction phase and therefore records the asset and corresponding financing obligation. The Company incurs interest at a fixed rate on both the convertible bonds and on the building financing obligations.

No derivative instruments were entered into as of June 30, 2009 or by August 5, 2009 to manage interest rate exposure.

The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at June 30, 2009 the Company has $90.2 million of investments comprising available-for-sale investments in publicly quoted companies ($72.8 million), equity method investments ($13.5 million) and cost method investments in private companies ($3.9 million). The investments in public quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by major credit rating agencies.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure in respect of balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and accruals for royalty receipts. The Company utilizes these derivative instruments to manage currency risk on balance sheet foreign exchange exposures but the foreign exchange contracts have not been designated as hedging instruments.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At June 30, 2009 the Company had 15 swap and forward foreign exchange contracts outstanding to manage currency risk with a net fair value at June 30, 2009 of $8.7 million.

These foreign exchange contracts were classified in the unaudited consolidated balance sheet at June 30, 2009 as follows:

		Fair value $’M
Assets	Prepaid expenses and other current assets	0.6
Liabilities	Other current liabilities	(9.3)

Gains and losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the unaudited consolidated statement of income for the six months to June 30, as follows:

	Location of net gain/(loss) recognized in income	Amount of net gain/(loss) recognized in income
		2009 $’M	2008 $’M

Foreign exchange contracts	Other income/(expense)	(14.2)	(27.8)

These net foreign exchange gains/(losses) are partially offset within Other income/(expense) by net foreign exchange (losses)/gains arising on the balance sheet items that were managed by these contracts. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.

18.	Fair value measurement

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying Value	Fair Value
	$M	Total $M	Level 1 $M	Level 2 $M	Level 3 $M
Financial assets:
Available-for-sale securities(1)	72.8	72.8	72.8	-	-
Equity method investments(1)	5.5	5.5	-	5.5	-
Foreign exchange contracts	0.6	0.6	-	0.6	-

Financial liabilities:
Foreign exchange contracts	9.3	9.3	-	9.3	-

(1)	Available-for-sale securities and equity method investments are included within Investments in the unaudited consolidated balance sheet.

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

•
Equity method investments – The Company’s equity method investments comprise unquoted investment funds which hold a portfolio of quoted and unquoted investments. The fair values of quoted investments within the funds are estimated based on quoted market prices for those investments. For unquoted investments within the funds, the fair value is estimated using directly observable inputs other than quoted prices.

•
Foreign exchange contracts – The fair value of the swap and forward foreign exchange contracts has been determined using an income approach based on current market expectations about the future cash flows

Financial Assets and Liabilities that are not measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	$’M	$’M	$’M	$’M

Financial assets:
Option over Avexa shares	-	0.1	-	-

Financial liabilities:
Convertible bonds	1,100.0	956.4	1,100.0	892.9
Building financing obligation	52.3	42.9	45.6	40.7

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate to fair value because of the short-term maturity of these amounts.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

1.	Option over Avexa shares - the fair values of the Avexa shares are estimated based on quoted market prices for the shares.

2.	Convertible bonds – the fair value of Shire plc’s 2.75% convertible bonds due 2014 is estimated by reference to the market price of the instrument as the convertible bonds are publicly traded.

3.	Building financing obligations - the fair value of building financing obligations are estimated based on the present value of future cash flows associated with these obligations.

19.	Earnings per share

The following table reconciles the net income/(loss) from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Amounts attributable to Shire plc shareholders	3 months to June 30, 2009 $’M	3 months to June 30, 2008 $’M	6 months to June 30, 2009 $’M	6 months to June 30, 2008 $’M
Income/(loss) from continuing operations	53.8	(79.0)	269.9	49.6
Loss from discontinued operations	(9.8)	-	(12.4)	-
Noncontrolling interest in subsidiaries	0.1	-	0.2	-
Numerator for basic earnings per share	44.1	(79.0)	257.7	49.6
Interest on convertible bonds, net of tax(1)	-	-	-	(2.2)
Numerator for diluted earnings per share	44.1	(79.0)	257.7	47.4

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(2)	539.9	542.5	539.7	543.7
Effect of dilutive shares:
Stock based awards to employees(3)	3.5	-	5.3	3.2
Convertible bonds 2.75% due 2014(4)	-	-	-	32.7
Diluted	543.4	542.5	545.0	579.6

(1) For the three and six month periods ended June 30, 2009 and the three month period ended June 30, 2008 interest on the convertible bonds has not been added back as the effect would be anti-dilutive.

(2) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.

(3) Calculated using the treasury stock method.

(4) Calculated using the ”if-converted” method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to June 30, 2009(1) (2)	3 months to June 30, 2008(3)	6 months to June 30, 2009(1) (2)	6 months to June 30, 2008(1)
	No. of shares Millions	No. of shares Millions	No. of shares Millions	No. of shares Millions
Stock options in the money	-	1.3	-	-
Stock options out of the money	31.3	17.9	18.9	17.4
Convertible bonds 2.75% due 2014	32.7	32.7	32.7	-

(1)  For the three month period ended June 30, 2009 and the six month periods ended June 30, 2009 and 2008, certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)  For the three and six month period ended June 30, 2009 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, because the effect of their inclusion would be anti-dilutive.

(3)  For the three period ended June 30, 2008 no share options or ordinary shares underlying the convertible bonds have been included in the calculation of the diluted weighted average number of shares because the Company made a net loss during the calculation period and the inclusion of these items would be anti-dilutive.

20.	Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure based on two segments: Specialty Pharmaceuticals and Human Genetic Therapies (“HGT”). The Specialty Pharmaceuticals and HGT operating segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to June 30, 2009	$’M	$’M	$’M	$’M
Product sales	427.2	131.2	-	558.4
Royalties	16.0	-	50.9	66.9
Other revenues	1.1	0.4	2.9	4.4
Total revenues	444.3	131.6	53.8	629.7

Cost of product sales(1) (2)	70.1	21.8	4.5	96.4
Research and development(1) (2)	95.1	60.8	2.8	158.7
Selling, general and administrative(1) (2)	236.0	47.9	50.8	334.7
Reorganization costs	2.9	-	-	2.9
Integration and acquisition costs	0.8	1.5	-	2.3
Total operating expenses	404.9	132.0	58.1	595.0
Operating income/(loss)	39.4	(0.4)	(4.3)	34.7

Total assets	2,293.7	1,154.1	773.5	4,221.3
Long-lived assets(3)	335.2	206.8	60.1	602.1
Capital expenditure on long-lived assets(3)	14.0	43.2	2.7	59.9

(1)	Stock-based compensation of $17.4 million is included in: Cost of product sales ($1.0 million), Research and development ($5.3 million) and Selling, general and administrative ($11.1 million).

(2)
Depreciation from manufacturing plants ($7.9 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.8 million) is included in Research and development; and all other depreciation and amortization ($50.2 million) is included in Selling, general and administrative.

(3)
Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to June 30, 2008	$’M	$’M	$’M	$’M
Product sales	580.2	125.5	-	705.7
Royalties	0.5	-	64.3	64.8
Other revenues	1.9	0.1	3.1	5.1
Total revenues	582.6	125.6	67.4	775.6

Cost of product sales(1) (2)	126.1	14.4	2.4	142.9
Research and development(1) (2)	88.5	47.9	-	136.4
Selling, general and administrative(1) (2)	349.3	38.5	49.9	437.7
In-process R&D charge	-	135.0	-	135.0
Gain on sale of product rights	(9.1)	-	-	(9.1)
Total operating expenses	554.8	235.8	52.3	842.9
Operating income/(loss)	27.8	(110.2)	15.1	(67.3)

Total assets	2,253.2	647.2	1,327.4	4,227.8
Long-lived assets(3)	190.7	168.2	78.4	437.3
Capital expenditure on long-lived assets(3)	10.4	50.4	8.9	69.7

(1)	Stock-based compensation of $19.4 million is included in: Cost of product sales ($1.3 million), Research and development ($5.6 million) and Selling, general and administrative ($12.5 million).

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

	Specialty Pharmaceuticals	HGT	All Other	Total
6 months to June 30, 2009	$’M	$’M	$’M	$’M
Product sales	1,059.7	254.6	-	1,314.3
Royalties	16.9	-	100.6	117.5
Other revenues	8.1	1.8	5.7	15.6
Total revenues	1,084.7	256.4	106.3	1,447.4

Cost of product sales(1) (2)	131.3	41.7	7.0	180.0
Research and development(1) (2)	221.7	117.6	5.3	344.6
Selling, general and administrative(1) (2)	465.8	93.9	93.6	653.3
Reorganization costs	5.1	-	-	5.1
Integration and acquisition costs	1.5	2.3	-	3.8
Total operating expenses	825.4	255.5	105.9	1,186.8
Operating income	259.3	0.9	0.4	260.6

Total assets	2,293.7	1,154.1	773.5	4,221.3
Long-lived assets (3)	335.2	206.8	60.1	602.1
Capital expenditure on long-lived assets (3)	21.0	82.7	6.7	110.4

(1)	Stock-based compensation of $33.2 million is included in: Cost of product sales ($1.9 million), Research and development ($10.2 million) and Selling, general and administrative ($21.1 million).
(2)
Depreciation from manufacturing plants ($11.5 million) and amortization of favorable manufacturing contracts ($0.9 million) is included in Cost of product sales; depreciation of research and development assets ($7.8 million) is included in Research and development; and all other depreciation and amortization ($97.5 million) is included in Selling, general and administrative.

(3)
Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise.

	Specialty Pharmaceuticals	HGT	All Other	Total
6 months to June 30, 2008	$’M	$’M	$’M	$’M
Product sales	1,097.9	239.5	-	1,337.4
Royalties	1.0	-	128.9	129.9
Other revenues	4.2	1.3	5.0	10.5
Total revenues	1,103.1	240.8	133.9	1,477.8

Cost of product sales(1) (2)	198.6	27.8	6.8	233.2
Research and development(1) (2)	154.2	94.0	-	248.2
Selling, general and administrative(1) (2)	613.4	77.3	91.7	782.4
In-process R&D charge	-	135.0	-	135.0
Gain on sale of product rights	(16.7)	-	-	(16.7)
Total operating expenses	949.5	334.1	98.5	1,382.1
Operating income/(loss)	153.6	(93.3)	35.4	95.7

Total assets	2,253.2	647.2	1,327.4	4,227.8
Long-lived assets (3)	190.7	168.2	78.4	437.3
Capital expenditure on long-lived assets (3)	19.8	63.9	13.8	97.5

(1)	Stock-based compensation of $35.7 million is included in: Cost of product sales ($2.4 million), Research and development ($10.2 million) and Selling, general and administrative ($23.1 million).
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

21.	Taxation

In the six months to June 30, 2009 subsequent to Massachusetts State tax law changes which were enacted during the second quarter of 2009, the Company reduced the amount of valuation allowance recorded against its deferred tax assets by $35.4 million. Following interpretation and analysis of the implication of these regulations the Company’s management determined that it was now more likely than not that the relevant US State tax credits and loss carry-forwards would be realized. The impact of revisions to Massachusetts State tax law, together with the corresponding change in the effective tax rate on State deferred tax assets and liabilities, resulted in an overall $27 million deferred tax credit recorded within income taxes in the six months to June 30, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire plc and its subsidiaries’ (collectively “Shire” or the “Company”) unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on ADHD, human genetic therapies (“HGT”) and gastrointestinal (“GI”) diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Recent developments

INTUNIV – for the treatment of ADHD in children and adolescents in the US

The Prescription Drug User Fee Act (“PDUFA”) date for INTUNIV was July 27, 2009. Shire has received a Complete Response Letter from the US Food and Drug Administration (“FDA”) for INTUNIV.  Shire and the FDA were not able to reach agreement on final product labeling in time to meet the PDUFA date. The FDA did not identify safety concerns regarding INTUNIV, request new clinical data or additional analyses in the Complete Response Letter.  Shire and the FDA will continue to work together to resolve the remaining labeling language over the next four to eight weeks and we anticipate launch in the fourth quarter of 2009 as planned.

Velaglucerase alfa – for the treatment of Gaucher Disease

On July 16, 2009 Shire announced that it had received Fast Track designation from the FDA for velaglucerase alfa, its enzyme replacement therapy in development for the treatment of Gaucher disease. On July 30, Shire began the rolling submission of a New Drug Application (“NDA”) for velaglucerase alfa to treat patients with Type 1 Gaucher disease.  Fast Track is a process which expedites the review of drugs to treat serious diseases and fill an unmet medical need with the goal of getting important new treatments to patients earlier.  Shire will file additional sections of the NDA as they become available.  Results from the first of the three Phase 3 trials were positive, and achieved statistically significant improvements in the primary endpoint. Velaglucerase alfa was also found to be well tolerated with no drug related serious adverse events reported in this trial.

On August 3, 2009 Shire announced that it had received approval from the FDA on the initiation of a treatment protocol for velaglucerase alfa. This protocol was submitted at the request of the FDA, in view of a potential restriction on the availability of the current approved and marketed treatment for Gaucher disease patients. This will allow physicians to treat Gaucher disease patients with velaglucerase alfa ahead of commercial availability in the US. Under the conditions of the treatment protocol, Shire will provide velaglucerase alfa free of charge initially, in order to provide access to patients as quickly as possible.

Significant events in the three months to June 30, 2009

Products

VYVANSE – for the treatment of ADHD

On May 1, 2009 Shire and GSK commenced working together on the co-promotion of VYVANSE, with the aim of improving recognition and treatment of ADHD in adults

On June 1, 2009 Shire announced that the FDA had approved a change to the prescribing information for VYVANSE, to include supplemental data that demonstrated significant ADHD symptom control in children aged 6 to 12 from the first time point measured (1.5 hours) through 13 hours post-dose. VYVANSE is now the first and only oral ADHD stimulant treatment to have 13-hour post-dose efficacy data for pediatric patients included in its product labeling.

By July 24, 2009 VYVANSE had achieved a US ADHD market share of 12.3% based on weekly prescription volumes

ADDERALL XR – for the treatment of ADHD

On April 2, 2009 Teva announced that it had commenced commercial shipment of its authorized generic version of ADDERALL XR. In the three months to June 30, 2009 sales of ADDERALL XR declined by 77% to $67.0 million. A decline in ADDERALL XR sales subsequent to generic launch was anticipated.

Research and development

Products in registration June 30, 2009

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)
Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in CKD.

INTUNIV for ADHD in children and adolescents in the US

On May 19, 2009 Shire announced that a randomized placebo controlled trial had met its primary objective, evaluating the effects of INTUNIV on oppositional symptoms in children aged 6 to 12 years with a diagnosis of ADHD and the presence of oppositional symptoms.

The PDUFA date for INTUNIV was July 27, 2009. Shire has received a Complete Response Letter from the FDA for INTUNIV.  Shire and the FDA were not able to reach agreement on final product labeling in time to meet the PDUFA date. The FDA did not identify safety concerns regarding INTUNIV, request new clinical data or additional analyses in the Complete Response Letter.  Shire and the FDA will continue to work together to resolve the remaining labeling language over the next four to eight weeks and we anticipate launch in the fourth quarter of 2009 as planned.

DAYTRANA for ADHD in Canada

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

Products in clinical development as at June 30, 2009

Phase 3

VYVANSE for ADHD in Europe
Shire plans to submit the regulatory filing for VYVANSE in Europe for the treatment of ADHD in children aged 6 to 17 in 2010.

INTUNIV for use in combination with other ADHD treatments
Phase 3 trials in the US are ongoing to support the efficacy and safety of INTUNIV when combined with other approved ADHD treatments.

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

JUVISTA for the improvement of scar appearance
Renovo initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. If the outcome from Renovo’s multi centre, EU Phase 3 study is suitably positive, the data will be used to inform the strategy and design of Shire’s US development plan and to strengthen the chances of regulatory and commercial success in the US.

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

In June 2009, Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a NDA for FIRAZYR in the US.

Velaglucerase alfa for the treatment of Gaucher Disease
Shire has completed all three Phase 3 clinical trials for the worldwide program for velaglucerase alfa, an enzyme replacement therapy being developed for the treatment of Gaucher Disease. This comprehensive development program includes the evaluation of velaglucerase alfa in naïve patients and patients previously treated with imiglucerase across three clinical studies. It is anticipated that this development program will support global filings in the second half of 2009. The product has been granted orphan drug designation in the US.

On July 30, Shire began the rolling submission of a NDA for velaglucerase alfa to treat its enzyme replacement therapy in development for the treatment of Gaucher disease patients with Type 1 Gaucher disease.  Fast Track is a process which expedites the review of drugs to treat serious diseases and fill an unmet medical need with the goal of getting important new treatments to patients earlier.  Shire will file additional sections of the NDA as they become available.  Results from the first of the three Phase 3 trials were positive, and achieved statistically significant improvements in the primary endpoint. Velaglucerase alfa was also found to be well tolerated with no drug related serious adverse events reported in this trial.

On August 3, 2009 Shire announced that it had received approval from the FDA on the initiation of a treatment protocol for velaglucerase alfa. This protocol was submitted at the request of the FDA, in view of a potential restriction on the availability of the current approved and marketed treatment for Gaucher disease patients. This will allow physicians to treat Gaucher disease patients with velaglucerase alfa ahead of commercial availability in the US. Under the conditions of the treatment protocol, Shire will provide velaglucerase alfa free of charge initially, in order to provide access to patients as quickly as possible.

Phase 2

VYVANSE for the treatment of non ADHD indications in adults
Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE as adjunctive therapy in depression, for the treatment of negative symptoms and cognitive impairment in schizophrenia, and for the treatment of cognitive impairment in depression.

SPD550 for the treatment of celiac disease
In December 2007, Shire acquired the worldwide rights to SPD550 (Larazotide Acetate) (also known as AT-1001) in markets outside of the US and Japan from Alba. Alba has initiated and is responsible for executing the ongoing Phase 2 program and certain non-clinical studies for the treatment of celiac disease.

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

AMIGAL (HGT-3310) for the treatment of Fabry disease
Amicus met with the FDA and the European Medicines Agency to discuss the AMIGAL development program during 2008 and 2009, and discussions are now complete. Shire is considering the impact of this feedback on the global development strategy. Shire has rights to AMIGAL in markets outside the US.

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

Phase 1

HGT-2310 - Hunter syndrome with central nervous system symptoms, idursulfase-IT
Following the acceptance by the FDA in January 2008 of Shire’s investigational NDA for idursulfase-IT (HGT-2310 - formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms) the Company plans to initiate a Phase 1 clinical trial in the second half of 2009.

Products in pre-clinical development as at June 30, 2009

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)
HGT-1410 is in development as an enzyme replacement therapy for the treatment of Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. Pre-clinical development for this product is continuing.

HGT-2610 for the treatment of Krabbe Disease (Globoid Cell Leukodystrophy (“GLD”))
In November 2008 Shire announced that an enzyme replacement therapy was being developed for the treatment of Krabbe Disease, a lysosomal storage disorder. This program is in early development and preclinical studies.

SPD 535 for the treatment of arteriovenous grafts in hemodialysis patients
SPD 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III ("PDEIII") inhibition the initial proof-of-concept program will target prevention of thrombotic complications associated with arteriovenous grafts in hemodialysis patients.  It is anticipated that Phase 1 trials will initiate in the third quarter of 2009.

Other pre-clinical development projects
A number of additional projects are underway in the early stages of development (pre-clinical) for the Specialty Pharmaceutical and HGT businesses.  Included are potential programs leveraging CarrierWave technology and primarily focused in the areas of pain and ADHD.  More data on these latter programs is expected in the first six months of 2010.

Results of operations for the three months to June 30, 2009 and 2008

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to June 30, 2009	3 months to June 30, 2008	change
	$'M	$'M	%
Product sales	558.4	705.7	-21
Royalties	66.9	64.8	3
Other revenues	4.4	5.1	-14
Total	629.7	775.6	-19

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to June 30, 2009 $'M	3 months to June 30, 2008 $'M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
VYVANSE	114.2	65.2	75	80
ADDERALL XR	67.4	296.4	-77	-48
DAYTRANA	14.9	22.6	-34	-14
EQUASYM	4.9	-	n/a	n/a

GI
PENTASA	54.0	44.8	21	-2
LIALDA / MEZAVANT	54.6	32.0	71	53

General Products
FOSRENOL	49.6	42.4	17	-3
CALCICHEW	10.8	13.9	-22	n/a
CARBATROL	20.8	16.2	28	-3
REMINYL/REMINYL XL	10.9	8.7	25	n/a
XAGRID	20.7	20.6	0	n/a
Other product sales	4.4	17.4	-75
	427.2	580.2	-26
Human Genetic Therapies
ELAPRASE	85.3	80.8	6	n/a
REPLAGAL	44.4	44.7	-1	n/a
FIRAZYR	1.5	-	n/a	n/a
	131.2	125.5	5
Total product sales	558.4	705.7	-21

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2009. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

US ADHD market share

Shire’s share of the total US ADHD market for the three months to June 30, 2009 declined by approximately 8 percentage points to 24.5% (2008:  32.3%), following the launch by Teva in April 2009 of an authorized generic version of ADDERALL XR. Shire continues to have the leading portfolio of branded products in the US ADHD market.

VYVANSE – ADHD

Product sales of VYVANSE for the three months to June 30, 2009 increased by 75% to $114.2 million (2008: $65.2 million), with VYVANSE’s average share of the US ADHD market for the three months to June 30, 2009  increasing to 12.1% (2008: 7.4%). Product sales growth was driven by an 80% increase in US prescriptions demand in the three months to June 30, 2009  over the same period in 2008, as a result of increased US ADHD average market share and 10% growth in the US ADHD market.

ADDERALL XR – ADHD

Product sales of ADDERALL XR for the three months to June 30, 2009 were $67.4 million, a decrease of 77% (2008: $296.4 million), resulting from the launch by Teva in April 2009 of its authorized generic version of ADDERALL XR. The launch of the generic version led to a 48% decline in ADDERALL XR US prescription demand, higher US sales deductions and significant de-stocking (equivalent to gross sales of $67 million) by wholesalers and retail pharmacies in the second quarter of 2009 compared to the same period in 2008. These factors more than offset the positive impacts of price increases taken since the second quarter of 2008, and the inclusion within product sales of shipments of authorized generic ADDERALL XR to Teva in the second quarter of 2009.

Sales deduction expense in the second quarter of 2009 amounted to $130.8 million (2008: $80.0 million), and represented 72% of branded ADDERALL XR gross sales in the second quarter of 2009 (2008: 22%). The increase primarily resulted from higher sales deductions for Managed Care and Medicaid rebates as well as the impact of revising estimates made at the end of the first quarter and used in the measurement of the rebate liability on the wholesale and retail pipeline. These revisions increased the second quarter sales deduction expense by the equivalent of 11% of second quarter of 2009 ADDERALL XR gross sales. Further information on these changes in estimates can be found in ITEM 1, Note 13 of Part 1 of this Form 10-Q.

The Managed Care rebate percentage increased due to higher rebates offered to MCOs from April 1, 2009. The Medicaid rebate percentage was higher in the second quarter of 2009 than the same period last year due to higher Medicaid utilization (i.e., a higher proportion of gross sales made through Medicaid), and an increased unit rebate amount (“URA”). The rise in URA is a direct result of price increases and the inclusion of shipments of authorized generic ADDERALL XR to Teva in the URA calculation.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in ITEM 1 of Part 1 of this Form 10-Q.

DAYTRANA – ADHD

Product sales of DAYTRANA for the three months to June 30, 2009 decreased by 34% to $14.9 million (2008: $22.6 million). Product sales declined due to a 14% reduction in US prescription demand, following a decline in DAYTRANA’s average share of the US ADHD market to 1.4% (2008: 1.8%) together with the impact of de-stocking in the second quarter of 2009. These declines were partially offset by price increases taken since the second quarter of 2008.

EQUASYM – ADHD

Following the acquisition of EQUASYM from UCB on March 31, 2009 the Company has recorded product sales of EQUASYM for the three months to June 30, 2009 of $4.9 million (2008: $nil).

US oral mesalamine market share

Shire’s average market share of the US oral mesalamine market rose to 31.8% for the three months to June 30, 2009 (2008: 27.6%).

PENTASA – Ulcerative colitis

Product sales of PENTASA for the three months to June 30, 2009 were $54.0 million, an increase of 21% compared to the same period in 2008 (2008: $44.8 million). Sales grew despite a 2% decrease in prescriptions primarily due to the impact of price increases.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales of LIALDA/MEZAVANT for the three months to June 30, 2009 increased by 71% to $54.6 million (2008: $32.0 million). US prescriptions increased by 53%, due to an increase in LIALDA’s average share of the US oral mesalamine market to 15.9% (2008: 10.8%) and underlying growth in the US oral mesalamine market of 4%.

By June 30, 2009 MEZAVANT was available in eight countries outside the US, and further launches are planned in other countries throughout 2009 and 2010, subject to the successful conclusion of pricing and reimbursement negotiations.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL for the three months to June 30, 2009 were up 17% to $49.6 million (2008: $42.4 million). As expressed in transaction currencies sales were up 26%. In markets outside the US FOSRENOL sales increased as the product entered new countries, and continued to grow in countries entered in the last two years. In the US, FOSRENOL’s average share of the phosphate binder market declined to 7.8% (2008: 8.2%) due to a 3% decrease in prescriptions. However, US product sales grew 15% as price increases offset the prescription decline.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 1 of this Form 10-Q.

XAGRID – Thrombocythemia

Product sales of XAGRID for the three months to June 30, 2009 were $20.7 million (2008: $20.6 million). As expressed in transaction currencies sales increased by 12% (XAGRID is primarily sold in Euros and Pounds Sterling).

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales for the three months to June 30, 2009 were $85.3 million, an increase of 6% (2008: $80.8 million). As expressed in transaction currencies sales increased by 15% (ELAPRASE is primarily sold in US dollars and Euros). The sales growth was driven by increased volumes across all regions where ELAPRASE is sold.

REPLAGAL – Fabry disease

Product sales for the three months to June 30, 2009 were $44.4 million, a decrease of 1% (2008: $44.7 million). As expressed in transaction currencies sales increased by 14% (REPLAGAL is primarily sold in Euros and Pounds Sterling). The sales growth was primarily driven by increased volumes in Europe and Asia Pacific.

FIRAZYR – HAE

Product sales for the three months to June 30, 2009 were $1.5 million (2008: $nil). Sales of FIRAZYR in the first quarter of 2009 were $0.5 million. With the second quarter launches in France and Portugal, FIRAZYR is now launched in nine countries, including four of the five largest European countries. FIRAZYR also received final price publication in Italy during June, which will enable the launch in Italy during the third quarter of 2009. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity in the EU until 2018.

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

	3 months to June 30, 2009 sales $'M	3 months to June 30, 2009 sales growth in local currency	3 months to June 30, 2009 sales growth in US dollars	Impact of translation to US dollars
XAGRID
- sales in Euros	15.9	+35%	+18%	-17%
- sales in Pounds Sterling	4.4	-22%	-38%	-16%
REPLAGAL
- sales in Euros	22.5	+22%	+6%	-16%
- sales in Pounds Sterling	5.3	-48%	-59%	-11%
ELAPRASE
- sales in Euros	32.7	+37%	+20%	-17%
- sales in Pounds Sterling	5.5	-52%	-62%	-10%

CALCICHEW sales in Pounds Sterling	9.7	-4%	-25%	-21%

REMINYL and REMINYL XL sales in Pounds Sterling	10.4	+59%	+26%	-33%

Royalties

Royalty revenue increased by 3% to $66.9 million for the three months to June 30, 2009 (2008: $64.8 million).  The following table provides an analysis of Shire’s royalty income:

	3 months to June 30, 2009	3 months to June 30, 2008	Change
	$'M	$'M	%
3TC	29.2	35.6	-18
ZEFFIX	10.2	10.8	-6
ADDERALL XR	13.6	-	n/a
Others	13.9	18.4	-25
Total	66.9	64.8	3

3TC – HIV infection and AIDS

Shire receives royalties from GSK on worldwide 3TC sales. Royalties from sales of 3TC for the three months to June 30, 2009 were $29.2 million (2008: $35.6 million). Excluding unfavorable foreign exchange movements of 7%, royalties have decreased by 11% compared to the same period in 2008 mainly due to competition from other HIV treatments.

ZEFFIX – Chronic hepatitis B infection

Shire receives royalties from GSK on worldwide ZEFFIX sales. Royalties from sales of ZEFFIX for the three months to June 30, 2009 were $10.2 million, a decrease of 6% (2008: $10.8 million).  The impact of foreign exchange movements has contributed 4% to the reported decrease, with the remainder of the decrease due to increased competition from other hepatitis B treatments.

ADDERALL XR – ADHD

Royalties from Teva’s sales of authorized generic ADDERALL XR for the three months to June 30, 2009 were $13.6 million (2008: $nil). Receipt of this royalty began with Teva’s sale of authorized generic ADDERALL XR in April 2009.

Other

Other royalties are primarily in respect of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type. The range of REMINYL products is marketed worldwide (excluding the UK and the Republic of Ireland where Shire has exclusive marketing rights) by Janssen Pharmaceutical N.V., an affiliate of Johnson & Johnson. Sales of the REMINYL/RAZADYNE range continue to grow in most countries; however the entry of generic versions of RAZADYNE and RAZADYNE ER into the US market in the third quarter of 2008 has significantly decreased sales in that region.  Information on the RAZADYNE and RAZADYNE ER patent litigation (which is ongoing) can be found in our Annual Report on Form 10-K for the year to December 31, 2008.

Cost of product sales

Cost of product sales decreased to $96.4 million for the three months to June 30, 2009 (17% of product sales), down from $142.9 million in the corresponding period in 2008 (2008: 20% of product sales). Cost of product sales in 2008 included charges of $53.4 million (8% of product sales) related to the write down of inventory and other exit costs following the decision to cease the commercialization of DYNEPO. Excluding these charges, cost of product sales as a percentage of sales increased by 5 percentage points in the second quarter of 2009 over the same period in 2008. This increase principally results from changes in product mix following the launch by Teva of an authorized generic version of ADDERALL XR in April 2009, higher sales deductions on Shire’s sales of branded ADDERALL XR, together with lower margin sales of the authorized generic version of ADDERALL XR to Teva which have both depressed gross margin for this product.

For the three months to June 30, 2009 cost of product sales included depreciation of $7.9 million (2008: $3.0 million) and amortization of $0.4 million (2008: $0.4 million), the increase in depreciation resulting from accelerated depreciation of $3.0 million following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

Research and development ("R&D")

R&D expenditure increased to $158.7 million for the three months to June 30, 2009 (28% of product sales), up from $136.4 million in the corresponding period in 2008 (19% of product sales). R&D costs in the three months to June 30, 2009 includes a charge of $36.9 million (7% of product sales) related to the payment to amend an INTUNIV in-license agreement. In 2008, R&D included the costs of exiting post-approval marketing commitments for DYNEPO amounting to $6.5 million. Excluding these charges, R&D decreased by $8.1 million in the three months to June 30, 2009 compared to the same period in 2008, as continued investment in core R&D programs has been offset by the benefit of foreign exchange rates in 2009 over 2008 and the cessation of certain non-core programs since the second quarter of 2008. For the three months to June 30, 2009 R&D included depreciation of $3.8 million (2008: $3.1 million).

Selling, general and administrative ("SG&A")

SG&A expenses decreased to $334.7 million (60% of product sales) for the three months to June 30, 2009 from $437.7 million (62% of product sales) in the corresponding period in 2008. SG&A in 2008 included impairment charges of $90.4 million in respect of the Company’s DYNEPO intangible asset, and costs of $6.6 million in respect of the introduction of the new holding company. Excluding these charges SG&A has decreased as a result of the increased focus on cost management and favorable exchange rates in 2009 over 2008. For the three months to June 30, 2009 SG&A included depreciation of $15.9 million (2008: $11.2 million) and amortization of $34.3 million (2008: $31.0 million).

Reorganization costs

For the three months to June 30, 2009 Shire recorded reorganization costs of $2.9 million (2008: $nil) relating to costs associated with the transfer of manufacturing from its Owing Mills facility.

Integration and acquisition costs

For the three months to June 30, 2009 Shire recorded integration and acquisition costs of $2.3 million (2008: $nil) relating to the integration of Jerini and charges associated with the acquisition of EQUASYM.

Interest income

For the three months to June 30, 2009 Shire received interest income of $0.6 million (2008: $6.5 million). Interest income primarily relates to interest received on cash and cash equivalents. Interest income for the three months to June 30, 2009 is lower than the same period in 2008 due to significantly lower interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the three months to June 30, 2009 the Company incurred interest expense of $10.1 million (2008: $16.8 million). The higher expense in 2008 was primarily due to the accrual of interest in respect of the Transkaryotic Therapies, Inc. appraisal rights litigation. This litigation was settled in November 2008.

Other income, net

For the three months to June 30, 2009 the Company recognized other income, net of $4.7 million (2008: $0.7 million). Other income for the three months to June 30, 2009 primarily represented foreign exchange gains.

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

During the three months to June 30, 2009 the effective tax rate was -78% (2008: -0.3%). The high negative tax rate  has resulted from the favorable rate impact of two discrete items that arose during the second quarter of 2009: (i) the recognition of tax attributes amounting to $27.0 million following Massachusetts state tax law changes enacted during the second quarter which enabled the Company to reduce valuation allowances in respect of State tax credits and loss carry-forwards, together with the effect of the change in the effective State tax rate on the net State deferred tax balance, and (ii) recognition of a tax deduction of $13.0 million at a rate higher than the Company’s effective rate, on the payment made during the second quarter to amend a license agreement for INTUNIV. Excluding both of these discrete items would have resulted in a tax charge at an effective tax rate of 25%.

The effective rate of tax for the three month period to June 30, 2008 was adversely affected by in-process R&D (“IPR&D”) charges of $135.0 million, for which no tax benefit was recorded. Excluding the impact of IPR&D charges, the effective rate of tax for the three months to June 30, 2008 was 0.3%. The effective rate of tax excluding IPR&D in 2008 was reduced by a permanent tax benefit of $11.4 million, (20% benefit to the effective rate of tax excluding IPR&D charges), recognized in the three months to June 30, 2008 on the debtor substitution of the Company’s convertible bond following the Scheme of Arrangement in May 2008. In addition the effective rate of tax excluding IPR&D charges benefited from the release of deferred tax liabilities, at a rate higher than the effective rate of tax, following the impairment of the DYNEPO intangible asset.

Equity in earnings/(losses) of equity method investees

Net earnings of equity method investees of $0.5 million were recorded for the three months to June 30, 2009 (2008: $1.9 million loss). This comprised earnings of $1.2 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2008: $1.5 million earnings) and losses of $0.7 million, being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2008: $3.4  million loss).

Discontinued operations

The loss from discontinued operations for the three months to June 30, 2009 was $9.8 million (2008: $nil), relating to net losses on discontinued Jerini businesses which were either divested or closed during the second quarter of 2009, the loss on disposal of JPT of $0.5 million, and the write-off of the fair value less costs to sell of assets previously classified as held for sale of $5.9 million.

Results of operations for the six months to June 30, 2009 and 2008

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to June 30, 2009	6 months to June 30, 2008	change
	$M	$M	%
Product sales	1,314.3	1,337.4	-2
Royalties	117.5	129.9	-10
Other	15.6	10.5	49
Total	1,447.4	1,477.8	-2

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to June 30, 2009 $M	6 months to June 30, 2008 $M	Product sales growth %	US prescription growth %
Specialty Pharmaceuticals
ADHD
VYVANSE	230.7	119.6	93	90
ADDERALL XR	363.3	557.9	-35	-25
DAYTRANA	34.8	42.9	-19	-14
EQUASYM	4.9	-	n/a	n/a

GI
PENTASA	105.2	89.0	18	-2
LIALDA / MEZAVANT	104.0	59.2	76	59

General Products
FOSRENOL	89.5	78.6	14	-2
CALCICHEW	20.4	27.5	-26	n/a
CARBATROL	38.9	34.1	14	-4
REMINYL/REMINYL XL	18.3	17.0	8	n/a
XAGRID	40.8	39.3	4	n/a
Other product sales	8.9	32.8	-73	n/a
	1,059.7	1,097.9	-3
Human Genetic Therapies
ELAPRASE	168.0	152.3	10	n/a
REPLAGAL	84.6	87.2	-3	n/a
FIRAZYR	2.0	-	n/a	n/a
	254.6	239.5	6
Total product sales	1,314.3	1,337.4	-2

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, June 2009. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

VYVANSE – ADHD

Product sales of VYVANSE for the six months to June 30, 2009 increased by 93% to $230.7 million (2008: $119.6 million), with VYVANSE’s average share of the US ADHD market to June 30, 2009 increasing to 11.8% (2008: 6.7%). Product sales growth was driven by a 90% increase in US prescriptions of VYVANSE in the six months to June 30, 2009 over the same period in 2008, as a result of increased US ADHD average market share and 9% growth in the US ADHD market.

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

ADDERALL XR – ADHD

Product sales of ADDERALL XR for the six months to June 30, 2009 were $363.3 million, a decrease of 35% compared to the same period in 2008 (2008: $557.9 million), resulting from the launch by Teva in April 2009 of its authorized generic version of ADDERALL XR. The launch of the generic version led to a 26% decline in ADDERALL XR US prescription demand, higher US sales deductions and significant de-stocking (equivalent to gross sales of $84 million) by wholesalers and retail pharmacies in the six months to June 30, 2009 compared to the same period in 2008. These factors more than offset the positive impacts of price increases taken since June 30, 2008, and the inclusion within product sales of shipments of authorized generic ADDERALL XR to Teva in the second quarter of 2009.

Sales deduction expense amounted to $303.4 million (2008: $163.1 million) and represented 47% of branded ADDERALL XR gross sales in the six months to June 30, 2009 (2008: 23%). The increase primarily resulted from higher sales deductions for Managed Care and Medicaid rebates.

The Managed Care rebate percentage increased due to higher rebates offered to MCOs from April 1, 2009. The Medicaid rebate percentage was higher in 2009 than the same period last year due to a higher Medicaid utilization and an increased URA. The rise in URA is a direct result of price increases and the inclusion of shipments of authorized generic ADDERALL XR to Teva in the URA calculation.

Litigation proceedings concerning Shire’s ADDERALL XR patents are ongoing. Further information on this litigation can be found in ITEM 1 of Part I of this Form 10-Q.

DAYTRANA – ADHD

Product sales of DAYTRANA for the six months to June 30, 2009 decreased by 19% to $34.8 million (2008: $42.9 million). US prescription demand reduced by 14% compared to 2008 due to a reduction in DAYTRANA’s average share of the US ADHD market from 1.9% in the six months to June 30, 2008 to 1.5% in the six months to June 30, 2009. The decline in product sales was higher than the decrease in US prescriptions due to higher sales deductions in 2009 over 2008, and the impact of de-stocking.

EQUASYM – ADHD

Following the acquisition of EQUASYM from UCB on March 31, 2009, the Company has recorded product sales of EQUASYM for the six months to June 30, 2009 of $4.9 million (2008: $nil).

PENTASA – Ulcerative colitis

Product sales of PENTASA for the six months to June 30, 2009 were $105.2 million, an increase of 18% compared to the same period in 2008 (2008: $89.0 million). Sales grew despite a 2% decrease in prescriptions primarily due to the impact of price increases.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales of LIALDA/MEZAVANT for the six months to June 30, 2009 increased by 76% to $104.0 million (2008: $59.2 million). US prescriptions increased by 59%, due to an increase in LIALDA’s average share of the US oral mesalamine market to 15.4% (2008: 10%) and underlying growth in the US oral mesalamine market of 3%.

As of June 30, 2009 MEZAVANT was available in eight countries outside the US, and further launches are planned in other countries throughout 2009 and 2010, subject to the successful conclusion of pricing and reimbursement negotiations.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL for the six months to June 30, 2009 were up 14% to $89.5 million (2008: $78.6 million). As expressed in transaction currencies, sales were up 25%. In markets outside the US FOSRENOL sales increased as the product entered new countries, and continued to grow in countries entered in the last two years. FOSRENOL’s average share of the US phosphate binder market declined to 7.8% (2008: 8.2%) due to a 2% decrease in prescriptions. However, US product sales grew 15% as price increases offset the prescription decline.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information on these proceedings can be found in ITEM 1 of Part 1 of this Form 10-Q.

XAGRID – Thrombocythemia

Product sales for the six months to June 30, 2009 were $40.8 million, an increase of 4% compared to the same period in 2008 (2008: $39.3 million). As expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling) sales increased by 22%.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales for the six months to June 30, 2009 were $168.0 million, an increase of 10% compared to the same period in 2008 (2008: $152.3 million). As expressed in transaction currencies sales increased by 18% (ELAPRASE is primarily sold in US dollars and Euros). The sales growth was driven by increased volumes across all regions where ELAPRASE is sold.

REPLAGAL – Fabry disease

Product sales for the six months to June 30, 2009 were $84.6 million, a decrease of 3% compared to the same period in 2008 (2008: $87.2 million). As expressed in transaction currencies sales increased by 9% (REPLAGAL is primarily sold in Euros and Pounds Sterling). The sales growth was primarily driven by increased volumes in Europe and Asia Pacific.

FIRAZYR – HAE

Product sales for the six months to June 30, 2009 were $2.0 million (2008: $nil). With second quarter launches in France and Portugal, FIRAZYR is now launched in nine countries, including four of the five largest European countries. FIRAZYR also received final price publication in Italy during June, which will enable the launch in Italy during the third quarter of 2009. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity in the EU until 2018.

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

	6 months to June 30, 2009 sales $'M	6 months to June 30, 2009 sales growth in local currency	6 months to June 30, 2009 sales growth in US dollars	Impact of translation to US dollars
XAGRID
- sales in Euros	31.3	+41%	+23%	-18%
- sales in Pounds Sterling	8.7	-17%	-37%	-20%
REPLAGAL
- sales in Euros	44.2	+30%	+13%	-17%
- sales in Pounds Sterling	9.7	-2%	-25%	-23%
ELAPRASE
- sales in Euros	61.2	+46%	+28%	-18%
- sales in Pounds Sterling	12.1	+11%	-16%	-27%

CALCICHEW sales in Pounds Sterling	18.3	-4%	-27%	-23%

REMINYL and REMINYL XL sales in Pounds Sterling	17.2	+43%	+9%	-34%

Royalties

Royalty revenue decreased by 10% to $117.5 million for the six months to June 30, 2009 (2008: $129.9 million). The following table provides an analysis of Shire’s royalty income:

	6 months to June 30, 2009	6 months to June 30, 2008	Change
	$'M	$'M	%
3TC	59.1	72.9	-19
ZEFFIX	19.2	21.2	-9
ADDERALL XR	13.6	-	n/a
Others	25.6	35.8	-28
Total	117.5	129.9	-10

3TC – HIV infection and AIDS

Royalties from sales of 3TC for the six months to June 30, 2009 were $59.1 million, a decrease of 19% compared to the same period in 2008 (2008: $72.9 million). Shire receives royalties from GSK on worldwide 3TC sales, and GSK’s sales, as expressed in transaction currencies, of 3TC inclusive products declined by 16% mainly due to competition from other HIV treatments.  The balance of the decline in Shire’s royalty revenue is predominantly due to unfavorable exchange rate movements.

ZEFFIX – Chronic hepatitis B infection

Royalties from sales of ZEFFIX for the six months to June 30, 2009 were $19.2 million, a decrease of 9% compared to the same period in 2008 (2008: $21.2 million). Shire receives royalties from GSK on worldwide ZEFFIX sales, and GSK’s sales, as expressed in transaction currencies, of ZEFFIX declined 1%, due to increased competition from other hepatitis B treatments. The balance of the decline in Shire’s royalty revenue is predominantly due to unfavorable exchange rates movements.

ADDERALL XR – ADHD

Royalties from Teva’s sales of authorized generic ADDERALL XR for the six months to June 30, 2009 were $13.6 million (2008: $nil). Receipt of this royalty began with Teva’s sale of authorized generic ADDERALL XR in April 2009.

Other

Other royalties includes royalties for REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US), for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer’s type. The range of REMINYL products is marketed worldwide (excluding the UK and the Republic of Ireland where Shire has exclusive marketing rights) by Janssen Pharmaceutical N.V., an affiliate of Johnson & Johnson. Sales of the REMINYL/RAZADYNE range continue to grow in most countries, however the entry of generic versions of RAZADYNE and RAZADYNE ER into the US market in the third quarter of 2008 has significantly decreased sales in that region. Information on the RAZADYNE and RAZADYNE ER patent litigation (which is ongoing) can be found in our Annual Report on Form 10-K for the year to December 31, 2008.

Cost of product sales

Cost of product sales decreased to $180.0 million for the six months to June 30, 2009 (14% of product sales), down from $233.2 million in the corresponding period in 2008 (2008: 17% of product sales).  Cost of product sales in 2008 included charges of $53.4 million (4% of product sales) related to the write down of inventory and other exit costs following the decision to cease the commercialization of DYNEPO. Excluding these charges, cost of product sales as a percentage of sales increased by one percentage point in 2009 over 2008, principally due to changes in product mix following the launch of an authorized generic version of ADDERALL XR, higher sales deductions on Shire’s sales of branded ADDERALL XR and lower margin sales of the authorized generic version of ADDERALL XR to Teva.

For the six months to June 30, 2009 cost of product sales included depreciation of $11.5 million (2008: $5.6 million) and amortization of $0.9 million (2008: $0.9 million). Depreciation increased due to the inclusion in 2009 of $3.0 million of the accelerated depreciation on transfer of manufacturing from Owing Mills (2008: $nil).

Research and development ("R&D")

R&D expenditure increased to $344.6 million for the six months to June 30, 2009 (26% of product sales), up from $248.2 million in the corresponding period in 2008 (19% of product sales). R&D costs in the six months to June 30, 2009 included a charge of $36.9 million (3% of product sales) related to the payment to amend an INTUNIV in-license agreement and $65.0 million (5% of product sales) following the agreement with Duramed to terminate development of the Women’s Health products. R&D in 2008 included $6.5 million costs of exiting post-approval marketing commitments for DYNEPO. Excluding these charges, R&D increased by $1.0 million in 2009 over 2008 as an increase in investment in core R&D programs has been partially offset by the benefits of foreign exchange rates in 2009 over 2008 and the cessation of certain non-core programs since the second quarter of 2008. For the six months to June 30, 2009 R&D included depreciation of $7.8 million (2008: $6.0 million).

Selling, general and administrative ("SG&A")

SG&A expenses decreased to $653.3 million (50% of product sales) for the six months to June 30, 2009 from $782.4 million (59% of product sales) in the corresponding period in 2008. SG&A in 2008 included impairment charges of $90.4 million in respect of the Company’s DYNEPO intangible asset and costs of $12.2 million in respect of the introduction of the new holding company. SG&A has decreased as a result of the increased focus on cost management and favorable exchange rates in 2009 over 2008. For the six months to June 30, 2009 SG&A included depreciation of $30.7 million (2008: $22.0 million) and amortization of $66.8 million (2008: $61.9 million).

Reorganization costs

For the six months to June 30, 2009 Shire recorded reorganization costs of $5.1 million (2008: $nil) relating to costs associated with the transfer of manufacturing from its Owing Mills facility.

Integration and acquisition costs

For the six months to June 30, 2009 Shire recorded integration and acquisition costs of $3.8 million (2008: $nil) relating to the integration of Jerini and charges associated with the acquisition of EQUASYM.

Interest income

For the six months to June 30, 2009 Shire received interest income of $1.3 million (2008: $19.2 million). Interest income primarily relates to interest received on cash and cash equivalents. Interest income for the six months to June 30, 2009 is lower than the same period in 2008 due to significantly lower interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the six months to June 30, 2009 the Company incurred interest expense of $21.2 million (2008: $34.1 million). The higher expense in 2008 was primarily due to the accrual of interest in respect of the Transkaryotic Therapies, Inc. appraisal rights litigation. This litigation was settled in November 2008.

Other income, net

For the six months to June 30, 2009 the Company recognized other income, net of $54.9 million (2008: $13.4 million). Other income in 2009 primarily includes a gain of $55.2 million arising on the disposal of Shire’s cost investment in Virochem (2008: gain of $9.4 million arising on the disposal of a minority equity investment in Questor Pharmaceuticals, Inc).

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

During the six months to June 30, 2009 the effective tax rate was 9% (2008: 47%). The low effective tax rate for the six months to June 30, 2009 has resulted from the favorable rate impact of two discrete items that arose during the second quarter: (i) the recognition of tax attributes amounting to $27.0 million following Massachusetts state tax law changes enacted during the second quarter which enabled the Company to reduce valuation allowances in respect of State tax credits and loss carry-forwards together, with the effect of the change in the effective State tax rate on the net State deferred tax balance, and (ii) recognition of a tax deduction of $13.0 million at a rate higher than the Company’s effective rate on the payment made during the second quarter to amend a license agreement for INTUNIV. Excluding both of these discrete items would have resulted in a tax charge at an effective tax rate of 20%.

The effective rate of tax for the six months to June 30, 2008 was 47%. During the six month period to June 30, 2008 the effective rate of tax was adversely affected by IPR&D charges of $135.0 million for which no tax benefit was recorded. Excluding the impact of the IPR&D charges, the effective rate of tax for the six months to June 30, 2008 was 19%. The effective rate of tax for the six months to June 30, 2008 (excluding the effect of the IPR&D charge) was reduced due to a permanent tax benefit arising on the debtor substitution of the Company’s convertible bond on the Scheme of Arrangement in May 2008. In addition the rate benefited from the release of deferred tax liabilities, at a rate higher than the effective rate of tax, following the impairment of the DYNEPO intangible asset.

Equity in earnings/(losses) of equity method investees

Earnings of equity method investees of $0.4 million were recorded for the six months to June 30, 2009 (2008: $0.3 million loss). This comprised earnings of $1.1 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2008: $2.8 million earnings) and losses of $0.7 million, being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2008: $3.1  million loss).

Discontinued operations

Losses from discontinued operations for the six months to June 30, 2009 were $12.4 million (2008: $nil) related to net losses on discontinued Jerini businesses which were either divested or closed during the second quarter of 2009, the loss on disposal of JPT of $0.5 million, and the write-off of the fair value less costs to sell of assets previously classified as held for sale of $5.9 million.

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

Shire’s balance sheet includes $263.3 million of cash and cash equivalents at June 30, 2009. Shire has no debt maturing in the next two years and substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these include a put option which could require repayment in 2012. In addition, Shire has a committed facility until 2012 of $1,200 million, which is currently undrawn. The current financial situation affecting the banking system and financial markets, together with the current uncertainty in global economic conditions, has resulted in tighter credit markets and a lower level of liquidity in many financial markets. As a result, the Company may not be able to access new equity or debt finance at the same level or cost as it has done previously.

Financing

Shire’s current financing arrangements comprise of $1,100 million in principal amount of 2.75% convertible bonds due 2014 and a $1,200 million revolving credit facility. Long term debt also includes building finance obligations totaling $52.3 million in respect of certain leased properties in the HGT business.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures and interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt/cash funds (excluding restricted cash), as at June 30, 2009 and December 31, 2008:

	June 30, 2009 $’M	December 31, 2008 $’M
Cash and cash equivalents	263.3	218.2
Convertible debt	(1,100.0)	(1,100.0)
Building financing obligation	(52.3)	(45.6)
Total debt	(1,152.3)	(1,145.6)
Net debt	(889.0)	(927.4)

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2009 increased by 4% to $256.0 million compared to $246.1 million for the six months to June 30, 2008, an increase of $9.9 million. Despite lower cash payments on operating expenditure in 2009 over 2008, cash flow from operating activities was only 4% higher in 2009 over 2008 due to higher cash-tax payments, lower interest receipts and cash payments on forward exchange contracts in 2009.

Net cash used in investing activities was $163.4 million in the six months to June 30, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million, acquiring additional interests in Jerini of $2.7 million and expenditure on property, plant and equipment of $101.8 million. These cash outflows were partially offset by receipts of $19.2 million from the sale of non-current investments. Capital expenditure on property, plant and equipment included $64.1 million on construction work at the HGT campus in Lexington, Massachusetts, $11.2 million on construction work at the UK office in Basingstoke, Hampshire, $8.3 million on other lease hold improvements and $14.7 million on infrastructure, and capital management projects in the US.

Net cash used in investing activities was $68.7 million in the six months to June 30, 2008. This included expenditure on purchases of property, plant and equipment of $89.4 million and non-current investments of $1.1 million, which were partially offset by $10.3 million from the sale of non-current investments and $5.0 million received from the sale of product rights. Capital expenditure on property, plant and equipment included $54.1 million on construction work at Shire’s office and manufacturing facilities in Lexington, Massachusetts, $24.0 million on IT at the Wayne, Pennsylvania, US headquarters, $3.4 million on construction work and $3.3 million on IT at the Basingstoke, UK Head Office.

Net cash used in financing activities was $46.0 million for the six months to June 30, 2009 of which $43.0 million related to the dividend payment.

Net cash used in financing activities was $142.8 million for the six months to June 30, 2008 of which $104.1 million related to payments to acquire shares by the ESOT and $36.4 million to the dividend payment.

Obligations and commitments

During the six months to June 30, 2009 with the exception of the liability recorded in respect of the termination of development of the Women’s Health Products (see ITEM 1, Note 3 for further details), there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2008. See ITEM 1, Note 16 for further details.

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

Medicaid and MCO Rebates

Statutory rebates to state Medicaid agencies and contractual rebates to MCOs under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than inflation).

As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total rebates to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products.

The amount of the reserve is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, and the levels of inventory in the distribution channel.  Adjustments are made for known changes in these factors, such as the effect of the launch of the authorized generic version of ADDERALL XR in April 2009.

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

The accrual estimation process for Medicaid and MCO rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of rebates for ADDERALL XR (see below), Shire does not believe that the effect of these uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

The launch of an authorized generic version of ADDERALL XR in April 2009 has introduced additional uncertainties into management’s estimates of Medicaid and MCO rebates for ADDERALL XR. Specifically, historical experience of ADDERALL XR is now a less reliable indicator of both the level and mix of future sales, and particularly Medicaid and MCO usage rates for the product (key factors used in estimating rebate accruals), than it was before the launch. As a result, the Company has also used historical experience of other products at a similar lifecycle stage¸ together with experience of actual Medicaid and MCO utilization after one quarter’s market share erosion following authorized generic launch, to estimate these key factors.  In addition, because there is uncertainty as to how shipments of authorized generic ADDERALL XR by the Company to Teva should be included in the Medicaid rebate calculation pursuant to the DRA, there is a range of reasonably possible rebate levels calculable under the legislation.

Shire considers that the three significant assumptions affecting its estimate of the Medicaid and MCO rebate liability for ADDERALL XR at June 30, 2009, are: the expected Medicaid and MCO usage levels for the product; the level of inventory in the distribution channel at June 30, 2009; and the determination of the amount of rebate that could be paid under Medicaid, and specifically the way in which sales of ADDERALL XR by the Company to Teva are included in the Medicaid unit rebate calculation.  Accordingly Shire has based its accrual on its best estimate within the range of reasonably possible outcomes for Medicaid and MCO usage of ADDERALL XR, the level of inventory in the wholesaler and retail pipeline at June 30, 2009, and the amount of rebate that would be paid by the Company if CMS were to employ an alternative interpretation of the DRA (notwithstanding the fact that, following payment, either the Company or the CMS would have the right to challenge the amount paid, and that the result of any such challenge could affect whether or not the estimated rebate amounts ultimately reflect the Company’s actual obligation).

Reasonably possible changes to these assumptions taken in combination could significantly increase or decrease reported ADDERALL XR product sales, and as a result the Company’s results of operations, in future periods. As outlined in ITEM 1, Note 13 of Part 1 of this Form 10-Q, during the second quarter of 2009 the Company revised certain assumptions previously used to estimate the Medicaid and MCO rebate liability for ADDERALL XR in the wholesaler and retail pipeline at March 31, 2009, being: (i) its estimate of the amount of URA that could be paid under Medicaid if CMS were to employ an alternative interpretation of the DRA; and (ii) the utilization levels for the Medicaid and MCO rebate following one quarter’s actual experience of market share erosion subsequent to authorized generic launch. In combination, these changes to estimates resulted in a $21.4 million increase in Medicaid and MCO sales deduction expense in the second quarter of 2009, relating to the inventory in the wholesaler and retail pipeline at March 31, 2009. The Company estimates that the aggregate approximate range of reasonably possible Medicaid and MCO rebate liability, (i.e., a range based on the upper and lower estimate for each significant assumption which the company considers has more than a remote chance of occurence), for ADDERALL XR at June 30, 2009 is between $160-310 million, and the Company had recorded a liability of $212.2 million.

At the balance sheet date, aggregate accruals for Medicaid and MCO rebates were $337.3 million. These accruals at December 31, 2008, 2007 and 2006 were $222.5 million, $146.6 million and $126.4 million, or 8%, 7%, and 8%, respectively, of net product sales. Historically, with the exception of ADDERALL XR notes above, actual rebates have not varied significantly from the reserves provided.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 1, Note 17 of this Form 10-Q and ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains a detailed discussion of the Company’s exposure to market and other risks. The Company’s assets which are principally exposed to market and credit risk consist of cash, accounts receivable and investments in public quoted companies and equity method investments and these have increased by $45.1 million, $29.7 million and $62.7 million respectively in the six months to June 30, 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

As at June 30, 2009 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 16(vii), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under ITEM 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual General Meeting of Shareholders was held on April 28, 2009.

The following resolutions were approved on a show of hands at the meeting. Had the resolutions been put to a poll, the proxy votes which would have been voted at the meeting are described below:

Resolution	For*	Against	Votes withheld**
1. To receive the Company’s accounts together with the director’s and auditor’s reports	385,589,148	2,271,000	26,380
2. To approve the Remuneration Report	307,647,526	60,796,610	19,442,392
3. To elect Dr Barry Price as a Director of the Company	356,441,471	31,425,618	19,439
4. To re-appoint Deloitte LLP as Auditors of the Company	387,555,848	311,630	19,050
5. To authorize the Audit, Compliance and Risk Committee to determine the remuneration of the Auditors	387,180,598	671,746	34,184
6. To authorize the allotment of shares	332,997,412	54,868,377	20,739
7. To authorize the disapplication of pre-emption rights	387,558,665	297,124	30,739
8. To authorize market purchases	387,693,316	173,212	20,000

* These figures included discretionary votes
** Votes withheld enable the voter to abstain on any particular resolution and are not counted in the proportion of votes “for” or “against”

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008.

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008.

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein.

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006.

21	List of Subsidiaries. (31)

31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*           Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC (Registrant)

Date:		/s/ Angus Russell
August 6, 2009	By:	Angus Russell Chief Executive Officer

Date:		/s/ Graham Hetherington
August 6, 2009	By:	Graham Hetherington Chief Financial Officer