Form 10-Q/A
period 2009-06-30
Shire plc
filed 2009-08-28
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Yes [  ]                                No [X]

As at August 21, 2009 the number of outstanding ordinary shares of the Registrant was 560,337,155.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 (the Form 10-Q), is to file Exhibit 101 to the Form 10-Q.  Exhibit 101 consists of the following materials from Shire plc’s Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission (SEC) on August 6, 2009, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (ii) Unaudited Consolidated Statements of Income for the three months and six months to June 30, 2009 and June 30, 2008; (iii) Unaudited Consolidated Statement of Changes in Equity for the six months to June 30, 2009; (iv) Unaudited Consolidated Statements of Comprehensive Income/(Loss) for the three months and six months to June 30, 2009 and June 30, 2008; (v) Unaudited Consolidated Statements of Cash Flows for the six months to June 30, 2009 and June 30, 2008; and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)

21	List of Subsidiaries. (35)

31.1**	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2**	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1**	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101***
The following materials from Shire plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL: (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statement of Changes in Equity; (iv) Unaudited Consolidated Statements of Comprehensive Income/(Loss); (v) Unaudited Consolidated Statements of Cash Flows; and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. Acomplete version of this agreement has been filed separately with the Securities and Exchange Commission.

**	Filed with our Form 10-Q as filed on August 6, 2009.

***	Furnished with this Form 10-Q/A.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 10.28 to Shire’s Form 10-Q filed on May 7, 2009.

(35)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHIRE PLC
(Registrant)

Date: August 28, 2009	By: /s/ Angus Russell Chief Executive Officer
Date: August 28, 2009	By: /s/ Graham Hetherington Chief Financial Officer