Form 10-Q
period 2009-09-30
Shire plc
filed 2009-11-06
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009

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

Yes [  ]                                No [X]

As at October 30, 2009 the number of outstanding ordinary shares of the Registrant was 561,053,621.

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

The following are trademarks either owned or licensed by Shire plc or its subsidiaries which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

Shire Product	Active ingredient
ADDERALL® XR	(mixed salts of a single-entity amphetamine)
AMIGAL™	(migalastat hydrochloride) (trademark of Amicus Therapeutics, Inc. (“Amicus”))
CALCICHEW® range	(calcium carbonate with or without vitamin D3)
CARBATROL®	(carbamazepine - extended-release capsules)
DAYTRANA®	(methylphenidate transdermal system)
ELAPRASE®	(idursulfase)
EQUASYM® IR	(methylphenidate hydrochloride) (trademark of UCB S.A.)
EQUASYM® XL	(methylphenidate hydrochloride) (trademark of UCB S.A.)
FIRAZYR®	(icatibant)
FOSRENOL®	(lanthanum carbonate)
INTUNIV™	(guanfacine – extended release)
JUVISTA®	(human TGFβ3) (trademark of Renovo Limited (“Renovo”))
LIALDA®	(mesalamine)
METAZYM™	(arylsulfatase-A)
MEZAVANT®	(mesalazine)
PENTASA®	(mesalamine) (trademark of Ferring A/S Corp)
PLICERA™	(isofagomine tartrate) (trademark of Amicus)
RAZADYNE®	(galantamine) (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER	(galantamine) (trademark of J&J)
REMINYL®	(galantamine hydrobromide) (UK and Republic of Ireland)
REMINYL®	(galantamine hydrobromide) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™	(galantamine) (UK and Republic of Ireland)
REMINYL XL™	(galantamine) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL®	(agalsidase alfa)
SEASONIQUE®	(trademark of Barr Laboratories, Inc. (“Barr”))
VYVANSE®	(lisdexamfetamine dimesylate)
XAGRID™	(anagrelide hydrochloride)
ZEFFIX®	(lamivudine) (trademark of GlaxoSmithKline (“GSK”))
3TC®	(lamivudine) (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2009	2008
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		332.7	218.2
Restricted cash		39.3	29.2
Accounts receivable, net	9	539.2	395.0
Inventories	10	173.3	154.5
Assets held for sale	11	1.7	16.6
Deferred tax asset		99.8	89.5
Prepaid expenses and other current assets	12	149.2	141.4
Total current assets		1,335.2	1,044.4

Non-current assets:
Investments	13	95.2	42.9
Property, plant and equipment, net		630.0	534.2
Goodwill		385.9	350.8
Other intangible assets, net	14	1,832.9	1,824.9
Deferred tax asset		136.7	118.1
Other non-current assets		11.6	18.4
Total assets		4,427.5	3,933.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	15	938.9	708.6
Deferred tax liability		10.9	10.9
Other current liabilities	16	124.6	104.3
Total current liabilities		1,074.4	823.8

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long-term debt	17	43.7	43.1
Deferred tax liability		315.5	377.0
Other non-current liabilities	18	219.5	291.3
Total liabilities		2,753.1	2,635.2
Commitments and contingencies	19

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2009	2008
	$’M	$’M

Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 561.0 million shares issued and outstanding (2008: 1,000 million shares authorized; and 560.2 million shares issued and outstanding)	55.6	55.5
Additional paid-in capital	2,645.0	2,594.6
Treasury stock: 19.2 million shares (2008: 20.7 million shares)	(375.5)	(397.2)
Accumulated other comprehensive income	146.6	97.0
Accumulated deficit	(797.7)	(1,051.7)
Total Shire plc shareholders’ equity	1,674.0	1,298.2
Noncontrolling interest in subsidiaries	0.4	0.3
Total equity	1,674.4	1,298.5
Total liabilities and equity	4,427.5	3,933.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2009	2008	2009	2008
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		602.5	712.5	1,916.8	2,049.9
Royalties		60.3	60.8	177.8	190.7
Other revenues		4.2	5.3	19.8	15.8
Total revenues		667.0	778.6	2,114.4	2,256.4
Costs and expenses:
Cost of product sales (1)		104.9	84.2	284.9	317.4
Research and development (2)		147.8	120.2	492.5	368.4
Selling, general and administrative (1) (2)		320.6	327.3	973.8	1,109.7
In-process R&D ("IPR&D") charge	4	-	120.5	-	255.5
Gain on sale of product rights	5	(6.3)	(4.0)	(6.3)	(20.7)
Reorganization costs	6	2.0	-	7.1	-
Integration and acquisition costs	7	6.2	7.5	10.0	7.5
Total operating expenses		575.2	655.7	1,762.0	2,037.8
Operating income		91.8	122.9	352.4	218.6

Interest income		0.2	3.8	1.5	23.0
Interest expense		(9.4)	(92.9)	(30.6)	(127.0)
Other income/(expenses), net	8	7.0	(52.0)	61.9	(38.6)
Total other (expenses)/income, net		(2.2)	(141.1)	32.8	(142.6)
Income/(loss) from continuing operations before income taxes and equity in earnings of equity method investees		89.6	(18.2)	385.2	76.0
Income taxes		(30.6)	(18.7)	(56.7)	(63.0)
Equity in earnings of equity method investees, net of taxes		0.6	1.6	1.0	1.3
Income/(loss) from continuing operations, net of taxes		59.6	(35.3)	329.5	14.3

Loss from discontinued operations (net of income tax expense of $nil in all periods)	11	-	(0.9)	(12.4)	(0.9)
Net income/(loss)		59.6	(36.2)	317.1	13.4

Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	1.3	0.2	1.3
Net income/(loss) attributable to Shire plc		59.6	(34.9)	317.3	14.7

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to September 30, 2009 (2008: $0.4 million) and $1.3 million for the nine months to September 30, 2009 (2008: $1.3 million). Selling, general and administrative costs include amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $34.8 million for the three months to September 30, 2009 (2008: $29.7 million) and $101.6 million for the nine months to September 30, 2009 (2008: $181.9 million).

(2)
Costs of $6.9 million and $26.0 million, predominantly relating to certain Medical affairs costs related to promotional and marketing activities, have been reclassified from Research and development costs to Selling, general and administrative costs for the three and nine months to September 30, 2008 respectively.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
	Notes	2009	2008	2009	2008
Earnings/(loss) per ordinary share -
basic
Earnings/(loss) from continuing operations attributable to Shire plc shareholders		11.0c	(6.3c)	61.1c	2.9c
Loss from discontinued operations attributable to Shire plc shareholders		-	(0.2c)	(2.3c)	(0.2c)
Earnings/(loss) per ordinary share attributable to Shire plc shareholders - basic		11.0c	(6.5c)	58.8c	2.7c

Earnings/(loss) per ordinary share -
diluted
Earnings/(loss) from continuing operations attributable to Shire plc shareholders		10.9c	(6.3c)	60.3c	2.9c
Loss from discontinued operations attributable to Shire plc shareholders		-	(0.2c)	(2.3c)	(0.2c)
Earnings/(loss) per ordinary share attributable to Shire plc shareholders - diluted		10.9c	(6.5c)	58.0c	2.7c

Weighted average number of shares (millions):
Basic	22	540.6	540.3	540.0	542.6
Diluted	22	548.3	540.3	547.1	545.3

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$’M	$’M	$’M	$’M
Amounts attributable to Shire plc

Income/(loss) from continuing operations, net of taxes	59.6	(34.0)	329.7	15.6
Loss from discontinued operations, net of taxes	-	(0.9)	(12.4)	(0.9)
Net income/(loss) attributable to Shire plc	59.6	(34.9)	317.3	14.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at January 1, 2009	55.5	560.2	2,594.6	(397.2)	97.0	(1,051.7)	0.3	1,298.5

Net income/(loss) for the period	-	-	-	-	-	317.3	(0.2)	317.1

Foreign currency translation	-	-	-	-	39.8	-	-	39.8

Options exercised	0.1	0.8	0.3	-	-	-	-	0.4

Share-based compensation	-	-	50.1	-	-	-	-	50.1

Shares purchased by the Employee Share Ownership Trust ("ESOT")	-	-	-	(1.0)	-	-	-	(1.0)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	22.7	-	(20.3)	-	2.4

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	9.0	-	-	9.0

Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	0.8	-	-	0.8

Capital contribution attributable to noncontrolling interest in Jerini AG ("Jerini")	-	-	-	-	-	-	0.3	0.3

Dividends	-	-	-	-	-	(43.0)	-	(43.0)
As at September 30, 2009	55.6	561.0	2,645.0	(375.5)	146.6	(797.7)	0.4	1,674.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2009 Shire plc paid a dividend of 7.76 US cents per ordinary share (equivalent to 23.28 US cents per American Depositary Share) totaling $43.0 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$’M	$’M	$’M	$’M

Net income/(loss)	59.6	(36.2)	317.1	13.4
Other comprehensive income:
Foreign currency translation adjustments	28.4	28.1	39.8	20.7
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $nil, $nil, $nil and $nil)	(2.3)	(10.8)	9.0	(39.5)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil, $nil and $nil)	0.8	54.1	0.8	54.1
Realized gain on available-for-sale securities (net of taxes of $nil, $nil, $nil and $4.0 million)	-	-	-	(5.4)
Comprehensive income	86.5	35.2	366.7	43.3
Add: Comprehensive loss attributable to the noncontrolling interest in subsidiaries	-	1.3	0.2	1.3
Comprehensive income attributable to Shire plc	86.5	36.5	366.9	44.6

The components of accumulated other comprehensive income as at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	$’M	$’M
Foreign currency translation adjustments	141.3	101.5
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	5.3	(4.5)
Accumulated other comprehensive income	146.6	97.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2009	2008
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	317.1	13.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	12.4	0.9
Depreciation and amortization	177.4	145.4
Share based compensation	50.1	52.0
IPR&D charge	-	120.5
Impairment of intangible assets	-	90.4
Impairment of available-for-sale securities	0.8	54.1
Gain on sale of non-current investments	(55.2)	(9.4)
Gain on sale of product rights	(6.3)	(20.7)
Other	10.7	6.4
Movement in deferred taxes	(87.5)	13.9
Equity in earnings of equity method investees	(1.0)	(1.3)
Changes in operating assets and liabilities:
Increase in accounts receivable	(156.4)	(40.7)
Increase in sales deduction accrual	212.2	36.9
(Increase)/decrease in inventory	(24.2)	39.6
Increase in prepayments and other current assets	(8.1)	(0.2)
Decrease/(increase) in other assets	5.3	(53.5)
(Decrease)/increase in accounts and notes payable and other liabilities	(56.3)	70.7
Returns on investment from joint venture	4.9	7.1
Cash flows used in discontinued operations	(5.9)	-
Net cash provided by operating activities (A)	390.0	525.5

CASH FLOWS FROM INVESTING ACTIVITIES
Movements in restricted cash	(10.1)	7.7
Purchases of subsidiary undertakings and businesses, net of cash acquired	(75.5)	(462.5)
Purchases of non-current investments	-	(1.3)
Purchases of property, plant and equipment	(169.4)	(166.5)
Purchases of intangible assets	(7.0)	(25.0)
Proceeds from disposal of non-current investments	19.2	10.3
Proceeds from disposal of property, plant and equipment	0.5	1.8
Proceeds/deposits received on sales of product rights	-	5.0
Proceeds from disposal of subsidiary undertakings	6.7	-
Returns from equity investments	0.2	0.4
Net cash used in investing activities (B)	(235.4)	(630.1)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2009	2008
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building financing obligation	(3.9)	(1.3)
Costs of issue of common stock	-	(2.9)
Proceeds from exercise of options	2.8	1.7
Payment of dividend	(43.0)	(36.4)
Payments to acquire shares by ESOT	(1.0)	(140.2)
Net cash used in financing activities (C)	(45.1)	(179.1)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	5.0	(5.5)
Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	114.5	(289.2)
Cash and cash equivalents at beginning of period	218.2	762.5
Cash and cash equivalents at end of period	332.7	473.3

Supplemental information:	Notes	9 months to	9 months to
		September 30,	September 30,
		2009	2008
		$’M	$’M

Interest paid		(17.4)	(25.1)
Income taxes paid		(205.2)	(106.2)

Non cash activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as consideration for disposal of non-current investment	13	50.8	-
Building financing obligation		7.1	-
Equity in Avexa Ltd received as proceeds from product out licensing		-	5.0

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

(c)	Accounting pronouncements adopted during the period

The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“the Codification”)

On July 1, 2009 the FASB established the Codification as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective prospectively from July 1, 2009 and has superseded all existing non-SEC accounting and reporting standards. From July 1, 2009 the FASB has issued new guidance in the form of Accounting Standards Updates (“Updates”). The Codification did not impact the Company’s financial position or results of operations.

Subsequent Events

On April 1, 2009 the Company adopted new guidance issued by the FASB on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance provides: the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective prospectively from April 1, 2009. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events from October 1, 2009 to November 6, 2009, the latter of which is the date when the financial statements were issued.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009 the Company adopted new guidance issued by the FASB on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about an entity’s derivative instruments and hedging activities, and these disclosures are included within Note 20.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009 the Company adopted new guidance issued by the FASB on noncontrolling interests in consolidated financial statements. This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (formally known as a minority interest) as equity in the consolidated financial statements, separate from the parent's equity. In addition, the amount of net income or losses attributable to noncontrolling interests is required to be included in consolidated net income on the face of the income statement. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a consequence of the adoption of this guidance, the balance of noncontrolling interests has been reclassified to within shareholders’ equity and net income attributable to Shire plc shareholders has been shown separately from that attributable to noncontrolling interests in the unaudited consolidated statements of operations and the unaudited consolidated statement of changes in equity. The adoption of this guidance has not had an impact on the Company’s consolidated cash flows.

Business Combinations

On January 1, 2009 the Company adopted new guidance issued by the FASB on business combinations. The guidance significantly changed the accounting for business combinations. Under the guidance, an acquiring entity is required to recognize all the assets acquired, liabilities assumed and noncontrolling interests in a transaction at the acquisition date fair value with limited exceptions. The guidance also amended the accounting treatment for certain specific items including: the expensing of acquisition costs; the capitalization of in-process research and development; recording of contingent consideration at fair value with subsequent changes in fair value being generally reflected in earnings; and the introduction of a substantial number of new disclosure requirements. The guidance has been applied to those business combinations completed in the nine months to September 30, 2009.

Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock

On January 1, 2009 the Company adopted new guidance issued by the Emerging Issues Task Force (“EITF”) on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. The guidance provides a new method to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Collaborative Arrangements

On January 1, 2009 the Company adopted new guidance issued by the EITF on accounting for collaborative arrangements. This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The disclosures required by this guidance have been included in Note 19.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

On January 1, 2009 the Company adopted new guidance issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance clarified that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of the existing guidance on accounting for convertible debt and debt issued with stock purchase warrants. It requires issuers of such instruments to separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

On January 1, 2009 the Company adopted new guidance issued by the FASB which delayed the effective date of the FASB guidance on fair value measurements for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance has been applied to the fair value measurement of non-financial assets and non-financial liabilities in the nine months to September 30, 2009.

Determination of the Useful Life of Intangible Assets

On January 1, 2009 the Company adopted new guidance issued by the FASB on the determination of the useful life of intangible assets. This guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance was effective from January 1, 2009. The effect of the guidance on the consolidated financial position, results of operations and cash flow statements will depend on the nature and terms of any business combinations that occur after its effective date.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On June 15, 2009 the Company adopted new guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The adoption of the guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

On June 15, 2009 the Company adopted new guidance issued by the FASB on recognition and presentation of other-than-temporary impairments. This amends the other-than-temporary guidance for debt securities in existing US GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of the guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

On June 15, 2009 the Company adopted new guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods and those disclosures have been included in Note 21.

(d)	Accounting pronouncements to be adopted in future periods

Revenue Recognition in Multiple Deliverable Revenue Arrangements

In September 2009, the FASB issued an Update to the guidance on revenue recognition in multiple deliverable revenue arrangements. The Update amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement. The Update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The Update will eliminate the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It will also significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Update will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.

Fair Value Measurements and Disclosures

In August 2009 the FASB issued an Update to the guidance on fair value measurements and disclosures, which amends the guidance for the fair value measurement of liabilities and provides clarification on the measurement of fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The Update is effective for interim periods beginning after August 26, 2009. The Company is currently evaluating the impact of adopting this Update.

Amendments to the Accounting and Disclosure Requirements for the Consolidation of Variable Interest Entities

In June 2009 the FASB issued a revision to the existing guidance on the consolidation of variable interest entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance will also require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. The guidance is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after

November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Accounting for Transfers of Financial Assets

In June 2009 the FASB issued new guidance on the accounting for transfers of financial assets. This guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The guidance is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

2.	Business combinations

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, which may become payable in 2009 and 2010 if certain sales targets are met. This acquisition has broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL has been accounted for as a business combination. The purchase price has been allocated on a preliminary basis to the currently marketed products acquired ($73.0 million), IPR&D ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million). The goodwill has been assigned to the Specialty Pharmaceuticals segment.

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

During the nine months to September 30, 2009 through on-market purchases the Company acquired additional voting interests totaling 0.2% of Jerini’s issued share capital, for a cash consideration including direct acquisition costs of $2.7 million. These additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting. In respect of the step acquisitions made in 2009, the Company has recognized additional goodwill of $1.7 million, intangible assets in respect of the currently marketed product of $0.7 million, and IPR&D of $0.3 million. By September 30, 2009 Shire had acquired rights to a 98.8% voting interest in Jerini for a total consideration of $559.2 million.

Shire and Jerini continue to follow procedures under German law to effect the acquisition of the remaining shares. On April 24, 2009 Shire (through its wholly owned subsidiary, Shire Deutschland Investments GmbH) informed the Supervisory Board and Management Board of Jerini that it would offer €7.53 per share for the remaining shares. On June 16, 2009 the shareholders’ meeting of Jerini approved the transfer of all shares of the minority shareholders in Jerini to Shire Deutschland Investments GmbH against a cash compensation of €7.53 per share ('squeeze out' resolution). One shareholder has challenged the squeeze out resolution by filing a rescission proceeding in the Berlin Regional Court. Jerini  has: (i) submitted on October 23, 2009 to the Court of Appeals in Berlin a motion to clear the squeeze out resolution for registration in the Commercial Register notwithstanding the pending rescission proceeding (clearing motion); and (ii) submitted on October 26, 2009 a defence to the rescission proceeding. The Court of Appeals in Berlin is to decide on the clearing motion by January 25, 2010, but may extend such deadline.

During the second quarter of 2009, the Management and Supervisory Board of Jerini announced the closure of Jerini Ophthalmic, Inc. (“JOI”) and certain other pre-clinical operations. Following this announcement the Company adjusted its preliminary purchase price allocation to recognize assumed liabilities for onerous contract costs and employee involuntary termination costs incurred on closure of these operations totaling $9.1 million. This adjustment to the preliminary purchase price allocation and additional goodwill recognized on the acquisition of additional voting interests during 2009 has increased the goodwill arising on the acquisition of Jerini to $158.8 million.

Supplemental Disclosure of Pro-Forma Information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and Jerini as if the acquisition had occurred at January 1, 2008 based upon Shire’s ownership interest of 92.7% of Jerini at September 30, 2008. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	3 months to September 30, 2008	9 months to September 30, 2008
	$’M	$’M
Revenues	779.8	2,265.8

Net loss attributable to Shire plc	(44.5)	(40.7)
Add: Net loss attributable to the non controlling interest in subsidiaries	1.6	3.9
Net loss attributable to Shire plc	(42.9)	(36.8)

Per share amounts:
Net loss per ordinary share – basic and diluted	(7.9c)	(6.8c)

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i) An adjustment to decrease interest income by $1.8 million and $7.2 million in the three months and nine months to September 30, 2008 respectively, to reflect the interest foregone on the Company’s cash resources used to fund the acquisition of Jerini.

(ii) An adjustment to increase amortization expense by approximately $2.8 million and $11.4 million for the three and nine months to September 30, 2008 respectively, to reflect amortization of intangible assets relating to the currently marketed product, over the estimated useful life of 17 years.

Included in the pro forma financial information for the three and nine months to September 30, 2008 is the IPR&D charge of $120.5 million in respect of FIRAZYR outside of the EU.

3.	Termination costs

In August 2006, Shire and Duramed Pharmaceuticals, Inc. (“Duramed”), a subsidiary of Teva Pharmaceutical Industries Ltd, entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”). Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred on Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009 Shire and Duramed amended this agreement so that it will now terminate on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with respect to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr (a subsidiary of Teva Pharmaceutical Industries Ltd) and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of authorized generic ADDERALL XR, up to a maximum of $25.0 million. During the nine months to September 30, 2009 the Company recorded a charge of $65.0 million to research and development to reflect the cash payment made in the first quarter of 2009 and other termination related costs.

A reconciliation of the contract termination liability is presented below:

Nine months to September 30, 2009	Amount charged to R&D	Amount paid	Utilization of reserve	Closing liability
	$’M	$’M	$’M	$’M

Contract termination costs	65.0	(20.8)	(25.0)	19.2

The charge of $65.0 million has been included within the Specialty Pharmaceuticals segment in the Company’s segmental analysis, see Note 23.

4.	IPR&D charge

On June 4, 2008 Shire completed the acquisition of the global rights to METAZYM from Zymenex A/S (“Zymenex”) for $135.0 million in cash, and recognized an IPR&D charge of $135.0 million during the second quarter of 2008 for the acquired development project. In the three months to September 30, 2008 the Company recognized an IPR&D charge of $120.5 million for FIRAZYR in markets outside of the EU, which Shire acquired through the acquisition of Jerini, see Note 2.

5.	Gain on sale of product rights

Following receipt of the relevant regulatory or other consents in the three months and nine months to September 30, 2009 the Company recognized $6.3 million of gains deferred since the relevant non-core product was disposed of during the 2007 financial year, see Note 11.

In the three months and nine months to September 30, 2008 the Company recognized $4.0 million and $15.7 million, respectively, of gains deferred since the disposal of the relevant non-core products during the 2007 financial year. In the nine months to September 30, 2008 the Company also received cash consideration of $5.0 million in respect of the divestment of the Beta range of hormone replacement products to Meda AB, realizing a gain of $5.0 million.

6.	Reorganization costs

Owings Mills

In March 2009 the Company’s management approved and initiated plans to phase out operations and close the Company’s Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Over the next three years, all products currently manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the three and nine months to September 30, 2009 the Company incurred reorganization costs of $2.0 million and $7.1 million respectively which relate to employee involuntary termination benefits, impairment charges for property, plant and equipment and other costs.

As a result of the decision to transfer manufacturing from the Owings Mills site the company has revised the life of property, plant and equipment in the facility, and in the three and nine months to September 30, 2009 has incurred accelerated depreciation of $4.5 million and $7.5 million respectively, which has been charged to Cost of product sales. Consequently, the Company estimates an annual accelerated depreciation charge of $18.0 million and $3.5 million in 2010 and 2011 respectively. The reorganization costs and accelerated depreciation have been recorded within the Specialty Pharmaceuticals operating segment.

Jerini non-core operations

In the second quarter of 2009 as outlined in Note 2, the operations of JOI and certain other non-core pre-clinical operations acquired with Jerini were closed down. On closure of these operations the Company recorded a liability for costs associated with these closures of $9.1 million, relating to employee involuntary termination benefits and other closure costs. This liability has been recorded within accounts payable and accrued expenses with a corresponding increase to goodwill arising on the acquisition.

The aggregate liability for reorganization costs arising on the Owing Mills and Jerini closures at September 30, 2009 is as follows:

		Assumed
	Amount	liability through
	charged to	business		Closing
	reorganization	combinations	Paid	liability at
Nine months to September 30, 2009	$'M	$'M	$'M	$'M

Involuntary termination benefits	3.9	5.5	(5.7)	3.7
Contract termination costs	-	3.6	(0.1)	3.5
Other termination costs	0.6	-	(0.6)	-
	4.5	9.1	(6.4)	7.2
Impairment charges	2.6
Reorganization costs for the nine months to September 30, 2009	7.1

At September 30, 2009 the closing reorganization cost liability was recorded within Accounts payable and accrued expenses of $5.7 million and $1.5 million within Other non-current liabilities.

7.	Integration and acquisition costs

Integration costs of $5.5 million (2008: $7.5 million) and $7.7 million (2008: $7.5 million), primarily relating to the integration of Jerini into Shire, were incurred in the three and nine months to September 30, 2009 respectively.

Acquisition costs of $0.7 million (2008: $nil) and $2.3 million (2008: $nil), primarily relating to direct acquisition costs and changes in the fair value of contingent consideration recognized on the acquisition of EQUASYM, were incurred in the three and nine months to September 30, 2009 respectively.

8.	Other income/(expense), net

Other income, net of $7.0 million (2008: Other expenses, net of $52.0 million) and $61.9 million (2008: Other expenses, net of $38.6 million) was recognized in the three and nine months to September 30, 2009 respectively.

Other income, net in the three months to September 30, 2009 principally related to a gain of $5.7 million on substantial modification of the building finance obligation for leased properties (see Note 17). In the nine months to September 30, 2009 the Company also recorded a gain of $55.2 million arising on the disposal of its cost investment in Virochem Pharma Inc (“Virochem”) (see Note 13).

In the three months to September 30, 2008 the company recorded an other-than-temporary impairment charge of $54.1 million in respect of its available-for-sale securities, of which $43.7 million related to the Company’s investment in Renovo Group plc. In the nine months to September 30, 2008 the Company also recorded a gain of $9.4 million from the sale of its available-for-sale investment in Questor Pharmaceuticals, Inc.

9.	Accounts receivable, net

Accounts receivable at September 30, 2009 of $539.2 million (December 31, 2008: $395.0 million), are stated net of a provision for discounts and doubtful accounts of $14.5 million (December 31, 2008: $20.2 million).

Provision for discounts and doubtful accounts:
	2009	2008
	$’M	$’M
As at January 1	20.2	9.8
Provision charged to operations	85.4	64.8
Provision utilization	(82.8)	(59.2)
Reclassification	(8.3)	-
As at September 30	14.5	15.4

During the nine months to September 30, 2009 the Company reclassified its provision for Tricare Health Care Program rebates of $8.3 million at January 1, 2009 from provisions for discounts and doubtful accounts to accounts payable and accrued expenses.

10.	Inventories

Inventories are stated at the lower of cost or market and are analyzed as follows:

	September 30,	December 31,
	2009	2008
	$’M	$’M
Finished goods	52.4	41.4
Work-in-process	82.4	78.7
Raw materials	38.5	34.4
	173.3	154.5

At September 30, 2009 inventories included $13.5 million (December 31, 2008: $11.5 million) of costs capitalized prior to the regulatory approval of the relevant product.

11.	Assets held for sale and discontinued operations

At September 30, 2009 assets held for sale had a carrying value of $1.7 million (December 31, 2008: $16.6 million), represented by intangible assets and attributed goodwill for certain products divested to Laboratories Almirall S.A. (“Almirall”) in 2007. The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer. These assets divested to Almirall form part of the Specialty Pharmaceuticals operating segment.

At December 31, 2008 assets held for sale also included $14.9 million for the operations of JOI and Jerini Peptide Technologies GmbH, (“JPT”), which were acquired through the Jerini acquisition but were deemed non-strategic to the combined business. From the acquisition of Jerini until the second quarter of 2009 the Company classified JOI and JPT as disposal groups held for sale and as discontinued operations. In May 2009, JPT was divested for cash consideration of $6.7 million, and a loss on disposal of $0.5 million has been recognized within discontinued operations for the nine months to September 30, 2009.

During the second quarter of 2009 it was determined that JOI was no longer going to be divested, and its assets were reclassified as held-and-used, resulting in a re-measurement adjustment of $5.9 million being recognized to record these assets at the lower of their fair value and carrying value. The Company subsequently closed JOI during the second quarter of 2009 and JOI was reclassified as a discontinued operation. The re-measurement adjustment has accordingly been presented within discontinued operations for the nine months to September 30, 2009.

The Company has presented JOI and JPT as discontinued operations, recording a net loss from these operations of $nil and $12.4 million in the three and nine months to September 30, 2009 (2008: $0.9 million and $0.9 million). Revenues from discontinued operations for the three and nine months to September 30, 2009 were $nil and $2.3 million (2008: $1.4 million and $1.4 million), and the pre-tax loss from discontinued operations for the three and nine months to September 30, 2009 were $nil and $12.4 million (2008: $0.9 million and $0.9 million) respectively.

12.	Prepaid expenses and other current assets

	September 30,	December 31,
	2009	2008
	$’M	$’M
Prepaid expenses	49.8	47.6
Income tax receivable	35.4	33.2
Value added taxes receivable	28.1	19.3
Other current assets	35.9	41.3
	149.2	141.4

13.	Investments

	September 30,	December 31,
	2009	2008
	$’M	$’M
Investments in private companies	3.9	19.3
Available-for-sale securities	76.2	6.1
Equity method investments	15.1	17.5
	95.2	42.9

On March 12, 2009 the Company completed the disposal of its minority equity investment in Virochem to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s minority equity investment in Virochem on March 12, 2009 was $14.8 million. Shire received total consideration of $19.2 million in cash and two million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain on disposal of $55.2 million which has been recognized in Other income/(expenses), net during the nine months to September 30, 2009.

Additional consideration of $2.0 million in cash and 0.2 million Vertex shares is being held in escrow until March 11, 2010 pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The escrow conditions are considered substantive and hence a gain has not been recognized relating to these amounts in the nine months to September 30, 2009. The Vertex stock received has been accounted for as an available-for-sale investment and included within non-current investments.

14.	Other intangible assets, net

	September 30,	December 31,
	2009	2008
	$’M	$’M
Intellectual property rights acquired
Currently marketed products	2,368.3	2,253.2
IPR&D	6.1	-
Favorable manufacturing contracts	8.7	8.7
	2,383.1	2,261.9

Less: Accumulated amortization	(550.2)	(437.0)
	1,832.9	1,824.9

Intellectual property rights relate to currently marketed products and IPR&D for those acquired products which have not yet obtained regulatory approval. At September 30, 2009 the net book value of these intellectual property rights allocated to the Specialty Pharmaceuticals operating segment was $1,267.2 million (December 31, 2008: $1,244.9 million) and in the Human Genetic Therapies operating segment was $564.9 million (December 31, 2008: $579.3 million).

The increase in the net book value of other intangible assets for the nine months to September 30, 2009 is shown in the table below:

Other intangible
assets
$’M

As at January 1, 2009	1,824.9
Acquisitions	80.2
Amortization charged	(102.9)
Foreign currency translation	30.7
As at September 30, 2009	1,832.9

During the nine months to September 30, 2009 the Company acquired intangible assets totaling $80.2 million, principally relating to $78.5 million for EQUASYM IR and XL for the treatment of ADHD ($73.0 million for currently marketed products and $5.5 million for IPR&D). The weighted average amortization period for acquired currently marketed products is 13 years.

The FASB issued new guidance applicable for business combinations completed from January 1, 2009 relating to IPR&D acquired in a business combination. Following the issuance of this guidance, IPR&D is now capitalized and considered to be an indefinite lived intangible asset until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed the useful life of the relevant assets will be determined. Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2009 will be approximately $125 million for each of the five years to September 30, 2014. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

15.	Accounts payable and accrued expenses

	September 30,	December 31,
	2009	2008
	$’M	$’M
Trade accounts payable	59.0	102.4
Accrued rebates – Medicaid	272.9	162.6
Accrued rebates – Managed care	155.7	59.9
Sales return reserve	53.1	47.1
Accrued bonuses	51.6	62.0
Accrued employee compensation and benefits payable	45.2	36.7
Accrued coupons	4.9	4.0
Research and development accruals	30.7	29.3
Marketing accruals	39.9	22.1
Deferred revenue	15.7	9.6
Other accrued expenses	210.2	172.9
	938.9	708.6

Accrued Medicaid rebates have increased by $110.3 million to $272.9 million at September 30, 2009 (2008: $162.6 million). The higher rebate liability has principally resulted from increased accrued rebates on ADDERALL XR following shipment of authorized generic versions of ADDERALL XR to Teva in April 2009 and to Impax Laboratories Inc (“Impax”) in September 2009. This higher rebate liability for ADDERALL XR is due to the accrual for Medicaid rebates being based on a higher unit rebate amount (“URA”) subsequent to authorized generic launch.

How shipments of authorized generic ADDERALL XR by the Company to Teva and Impax should be included in the Medicaid rebate calculation pursuant to the Deficit Reduction Act of 2005 (the “DRA”) has introduced additional uncertainty into the Company’s estimation of its Medicaid liability for ADDERALL XR. As a result of this uncertainty, a range of reasonably possible rebate levels are calculable under the Medicaid rebate legislation. The Company considers that the low end of this reasonably possible range is the correct interpretation of the DRA and related guidance. The State Medicaid agencies have invoiced Shire for second quarter Medicaid rebates based on a URA at the low end of this range and the Company has paid the Medicaid rebates based on this URA. However, given the uncertainties, the Centers for Medicare and Medicaid Services (“CMS”) could employ an alternative interpretation of the DRA. In determining the Medicaid liability to be recorded at September 30, 2009 the Company’s management has applied its current best estimate of the rebate payable. That current best estimate is the amount that could be paid by the Company were CMS to employ an alternative interpretation of the DRA (notwithstanding the fact that, following payment, either the Company or CMS would have the right to challenge the amount paid, and that the result of any such challenge could affect whether or not the estimated accrued rebate amount ultimately reflects the Company’s actual obligation). As a result, the Company recorded a Medicaid liability for ADDERALL XR of $194.2 million, near the mid point of the range of reasonably possible rebate levels.

In future periods the Company’s management may need to revise its current best estimate of its ADDERALL XR Medicaid liability, (by revising the best estimate of the rebate payable, as well as any changes to expected Medicaid utilization and the level of ADDERALL XR in the distribution channel), which could significantly increase or decrease the Company’s results of operations in the period of any such change in estimate. If the Company were to accrue at the lower end of the range at September 30, 2009, the liability would decrease by $83 million, and if it accrued at the higher end of the range, the liability would increase by $120 million.

Accrued Managed Care rebates have increased by $95.8 million to $155.7 million (2008: $59.9 million), principally due to higher rebates on ADDERALL XR offered to Managed Care Organizations (“MCOs”) from April 1, 2009.

16.	Other current liabilities

	September 30,	December 31,
	2009	2008
	$’M	$’M
Income taxes payable	80.2	25.8
Value added taxes	11.7	4.4
Derivative financial instruments	2.1	46.9
Other accrued liabilities	30.6	27.2
	124.6	104.3

The Company has reclassified $61 million of its provision for unrecognized tax benefits and related interest from other non-current liabilities to other current liabilities in the three months to September 30, 2009.

The Company believes that it is reasonably possible that its provision for unrecognized tax benefits and related interest could decrease by up to $80 million in the next twelve months.

17.	Other long-term debt

During 2009 Shire entered into certain multi-year leases for its HGT business unit at North Reading and Lexington, Massachusetts. As Shire is considered, in substance, the owner of these properties over their construction period, an asset of $7.1 million (being the fair value of the building element at inception of the relevant lease) has been recorded within Property, Plant and Equipment – Assets under construction and the corresponding building financing obligation has been recorded within other long term debt. The land element of these leases has been accounted for as an operating lease.

Concurrent with entering into the new Lexington lease, Shire extended the term of certain other existing leases at its Lexington site, such that the terms of these existing leases become co-terminus with the expiration of the new Lexington lease. This lease extension has been accounted for as a substantial modification of the existing building finance obligation, whereby the existing liability ($45.1 million) was derecognized and a building financing obligation based on the fair value of the liability under the revised lease terms ($39.4 million) was recorded in its place. This substantial modification resulted in a non-cash gain of $5.7 million in the three and nine months to September 30, 2009 which has been recorded within Other income/(expense), net.

18.	Other non-current liabilities

	September 30,	December 31,
	2009	2008
	$’M	$’M
Income taxes payable	142.9	220.4
Deferred revenue	19.9	29.5
Deferred rent	14.9	16.1
Insurance provisions	24.3	18.1
Other accrued liabilities	17.5	7.2
	219.5	291.3

19.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at September 30, 2009 are presented below:

Operating
leases
$’M
2009	8.8
2010	33.0
2011	25.5
2012	18.2
2013	16.5
2014	16.3
Thereafter	52.0
170.3

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2027. Lease and rental expense amounted to $27.0 million for the nine months to September 30, 2009, which is predominately included in Selling, general and administrative expenses in the accompanying statements of operations (2008: $24.5 million).

(b)	Letters of credit and guarantees

At September 30, 2009 the Company had irrevocable standby letters of credit with various banks, in the amount of $8.2 million, providing security on the recoverability of insurance claims. The Company has restricted cash of $8.2 million, as required by these letters of credit.

(c)	Collaborative arrangements

Shire enters into collaborative arrangements to develop and commercialize drug candidates. These collaborative arrangements often require either up-front, milestone, royalty or profit share payments, or a combination of these, with payments often contingent upon the success of the related development and commercialization efforts. Collaboration agreements entered into by Shire may also include expense reimbursements or other such payments to the collaborative partner.

Shire reports costs incurred and revenue generated from transactions with third parties as well as payments between parties to collaborative arrangements either on a gross or net basis, depending on the characteristics of the collaborative relationship.

Further details of significant collaborative arrangements are included below.

In-licensing arrangements

(i)	Research Collaboration with Santaris Pharma A/S (“Santaris”) on Locked Nucleic Acid (“LNA”) Drug Platform

On August 24, 2009 Shire announced that it had entered into a research collaboration with Santaris, to develop its proprietary LNA technology in a range of rare diseases. LNA technology has the benefit of shortened target validation and proof of concept, potentially increasing the speed and lowering the cost of development. As part of the joint research project Santaris will design, develop and deliver pre-clinical LNA oligonucleotides for Shire-selected orphan disease targets, and Shire will have the exclusive right to further develop and commercialize these candidate compounds on a worldwide basis.

In the three and nine months to September 30, 2009 Shire made an upfront payment of $6.5 million to Santaris, for technology access and R&D funding, which has been expensed to R&D. Shire has remaining obligations to pay Santaris a further $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical Lead Candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(ii)	JUVISTA

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

Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval. Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval. Shire and Renovo will share equally the costs of conducting global clinical trials that are designed for obtaining both US and EU regulatory approvals. In the nine months to September 30, 2009 Shire made payments to Renovo of $3.2 million (2008: $4.7 million) which has been charged by Shire to R&D.

(iii)	Alba Therapeutics Corporation (“Alba”) – for the development of SPD550

Shire acquired worldwide rights to SPD 550 (larazotide cetate), also known as AT-1001, in markets outside of the US and Japan in December 2007. On October 16, 2009 and following review of Phase 2 data, Shire informed Alba of its intent to terminate the collaboration agreement. Effective November 15, 2009 Shire will return to Alba all rights to SPD 550.

On October 16, 2009 and following review of Phase 2 data, Shire informed Alba of its intent to terminate the collaboration agreement. Effective November 15, 2009 Shire will return to Alba all rights to SPD 550.

(iv)	Amicus collaboration for the development of pharmacological chaperones

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher Disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease which were in clinical development. On October 29, 2009, Shire and Amicus mutually agreed to terminate the collaboration and to return all rights for the three products to Amicus.

(v)	Women’s Health Products

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

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which Shire has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the nine months to September 30, 2009 Shire received milestone payments totaling $4.0 million (2008: $nil) and these payments will be recognized in Other revenues. In the nine months to September 30, 2009 Shire also recognized milestone income of $8.0 million (2008: $2.8 million) within Other revenues and Product sales of $20.8 million (2008: $15.9 million) for shipment of product to the relevant licensee.

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

In the first quarter of 2009 Shire terminated the agreement with Takeda Pharmaceuticals North America, Inc., successor to TAP Pharmaceutical Products, Inc., relating to the co-promotion of LIALDA in the US.

(d)	Commitments

(i)	Clinical testing

At September 30, 2009 the Company had committed to pay approximately $116.3 million (December 31, 2008: $99.5 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $77.7 million of these commitments in 2009. However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At September 30, 2009 the Company had committed to pay approximately $61.7 million (December 31, 2008: $67.0 million) in respect of contract manufacturing. The Company expects to pay $58.7 million of these commitments in 2009.

(iii)	Purchase and service commitments

At September 30, 2009 the Company had committed to pay approximately $98.1 million (December 31, 2008: $42.6 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $47.4 million of these commitments in 2009.

(iv)	Investment commitments

At September 30, 2009 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $6.6 million (December 31, 2008: $5.7 million) which may all be payable in the remainder of 2009, depending on the timing of capital calls.

(v)	Capital commitments

At September 30, 2009 the Company had committed to spend $98.3 million (December 31, 2008: $95.4 million) on capital projects. This includes commitments for the expansion and modification of its offices in Basingstoke, UK and its HGT campus in Lexington, Massachusetts.

(vi)	Legal proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At September 30, 2009 provisions for litigation losses, insurance claims and other disputes totaled $26.7 million (December 31, 2008: $20.8 million).

Specific

There are various legal proceedings brought by and against Shire that are discussed in Shire’s Annual Report on Form 10-K for the year to December 31, 2008 and updated below. Material updates to the proceedings discussed in Shire’s Annual Report on Form 10-K and other proceedings relating to Shire products are described below. There is no assurance that the Company will be successful in any of these proceedings and if it is not, there may be a material impact on the Company’s results and financial position.

ADDERALL XR

(i)	Sandoz

In December 2006, Shire was notified that Sandoz, Inc. (“Sandoz”) had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic versions of the 5mg, 10mg, 15mg, 20mg, 25mg and 30mg strengths of ADDERALL XR prior to the expiration of US Patent No. 6,322,819 (“the ‘819 Patent”) and US Patent No. 6,605,300 (“the ‘300 Patent”), the Orange Book patents for ADDERALL XR. On January 26, 2007 Shire filed suit in the US District Court for the District of Colorado for infringement of the ‘819 and ‘300 Patents. Pursuant to the Hatch-Waxman Act, there was a 30 month stay of the approval of Sandoz’ proposed generic products which has now expired. The court ruled on the parties’ summary judgment motions by, (a) granting Shire’s motion to strike Sandoz’ affirmative defenses of alleged patent misuse and sham litigation; (b) denying Sandoz’ motion of non-infringement; and (c) construing certain terms of the patent claims. Sandoz filed an appeal with the Court of Appeals of the Federal Circuit (“CAFC”) on issues relating to claim construction and collateral estoppel. The parties have entered into a settlement agreement. The CAFC dismissed the case on October 15, 2009 and the parties will file a consent judgment (wherein Sandoz consents to the infringement, validity and enforceability of the ‘819 and ‘300 Patents) to have the district court case dismissed. No payments to Sandoz are involved in the settlement. As required by law, the Company will be submitting to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

CARBATROL

(i)	Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s Orange Book listed patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”). On September 18, 2003, Shire filed suit against Nostrum in the US District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. Pursuant to the Hatch-Waxman Act, there was a 30 month stay of approval of Nostrum’s ANDA product which expired in February 2006. Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On July 17, 2006 the court entered an order staying discovery.

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

On March 30, 2006 the Company was notified that Corepharma LLC (“Corepharma”) had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of 100mg, 200mg and 300mg strengths of CARBATROL prior to the expiration date of the ‘013 and the ‘570 Patents. On May 17, 2006 Shire filed suit against Corepharma in the US District Court for the District of New Jersey alleging infringement of these two patents by Corepharma’s ANDA and ANDA products. The litigation was settled on July 14, 2009. No payments to Corepharma are involved in the settlement. As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

(iii)	Teva

On March 20, 2007 the Company was notified that Teva had filed an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of 100mg, 200mg and 300mg strengths of CARBATROL prior to the expiration date of the ‘013 and the ‘570 Patents. On May 2, 2007 Shire filed suit against Teva in the US District Court for the Southern District of New York alleging infringement of the ‘013 and the ‘570 Patents by Teva’s ANDA and ANDA products. The litigation was settled on September 16, 2009. No payments to Teva are involved in the settlement. As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

(iv)	Apotex

In May 2008, Shire was notified that Apotex, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions 100mg, 200mg and 300mg strengths of CARBATROL prior to the expiration date of the ‘013 and the ‘570 Patents. On July 2, 2008 Shire filed a lawsuit in the US District Court for the Eastern District of Texas against Apotex, Inc., Apotex Corp. and Apotex Pharmaceutical Holdings, Inc. (collectively “Apotex”) alleging infringement of the ‘013 and ‘570 Patents by the Apotex ANDA and ANDA products. On July 17, 2008 Apotex, Inc. filed a declaratory judgment complaint against Shire for non infringement and invalidity of the ‘570 and ‘013 patents in the District of New Jersey. In a December 28, 2008 decision the Texas Court transferred the case to New Jersey. The District Court of New Jersey has accepted the Texas case and consolidated it with the pending case in New Jersey. The litigation was settled on October 26, 2009. No payments to Apotex are involved in the settlement. As required by law, Shire has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

(v)	Actavis

Shire was has been notified that Actavis South Atlantic LLC had submitted an ANDA under the Hatch-Waxman Act seeking permission to market its generic versions of 200mg and 300mg strengths of CARBATROL prior to the expiration date of the ‘013 and the ‘570 Patents. On July 24, 2008 Shire filed a lawsuit in the US District Court for the Eastern District of Texas against Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”) alleging infringement of the ‘013 and ‘570 Patents by the Actavis ANDA and ANDA products. By an Order dated December 30, 2008 the judge in the Texas case sua sponte transferred the case to the District Court of New Jersey. The litigation was settled on February 20, 2009. No payments to Actavis are involved in the settlement. As required by law, Shire has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

REMINYL

Generics UK Limited (“Generics UK”) commenced an action in 2007 against the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) seeking judicial review of the MHRA’s application of data exclusivity for REMINYL and the MHRA’s corresponding refusal to grant Generics UK a marketing authorization for a generic version of REMINYL. This case was referred to the European Court of Justice (“ECJ”) which decided the case in favor of the MHRA and upheld data exclusivity for REMINYL until March 2010.

In separate proceedings, Generics UK commenced an action in the UK seeking a declaration to nullify the Supplementary Protection Certificate (“SPC”) for EP 236684 (the patent that claims the use of galantamine for the treatment of Alzheimer’s disease). This case was heard in December 2008, and the court’s decision upholding the SPC (which extends the patent’s term to January 2012) was handed down on May 20, 2009. Generics UK’s appeal of that decision was heard on October 14, 2009 the result of which was that the case was referred to the ECJ.

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”), Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively “Mylan”) and Natco Pharma Limited (“Natco”) related to ANDAs for generic versions of 500mg, 750mg and 1,000mg FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. The lawsuits have been consolidated into a single case. No trial date has been set.

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire believes the FDA's decision was correct. VYVANSE has new chemical entity exclusivity through February 23, 2012 and patents listed in the Orange Book which expire on September 29, 2023. The lawsuit brought by Actavis has been stayed and the FDA opened a public docket to enable the public to register comments on the legal and regulatory issues raised by Actavis. On October 23, 2009 the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.

Subpoena related to ADDERALL XR, DAYTRANA and VYVANSE

On September 23, 2009 the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General in coordination with the U.S. Attorney for the Eastern District of Pennsylvania seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. The Company is cooperating with this investigation.

Teva

On October 19, 2009 Teva filed suit in the US District Court for the Southern District of New York against Shire claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR. Shire has been supplying Teva with authorized generic ADDERALL XR since April 1, 2009. Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Teva is seeking specific performance and equitable relief. Shire will defend the action.

20.	Derivative instruments

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

Shire’s financing arrangements at September 30, 2009 comprise Shire plc’s $1,100 million in principal amount of 2.75% convertible bonds, due 2014 which were issued in May 2007. Shire has also recognized a liability for building financing obligations of $46.5 million in respect of several leases entered into between August 2007 and July 2009, where Shire is in substance the owner of the property during the construction phase and therefore records the asset and corresponding financing obligation. The Company incurs interest at a fixed rate on both the convertible bonds and on the building financing obligations.

No derivative instruments were entered into during the nine months to September 30, 2009 to manage interest rate exposure.

The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at September 30, 2009 the Company has $95.2 million of investments comprising available-for-sale investments in publicly quoted companies ($76.2 million), equity method investments ($15.1 million) and cost method investments in private companies ($3.9 million). The investments in public quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by major credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative contracts. The Company aims to limit this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A / A2 or better from the major rating agencies. The internal credit limits are approved by the Board of Directors and exposure against these limits is monitored by the corporate treasury function. The counterparties to the derivative contracts are major international financial institutions.

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

At September 30, 2009 the Company had 22 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the unaudited consolidated balance sheet at September 30, 2009 as follows:

		Fair value
		$’M
Assets	Prepaid expenses and other current assets	0.9
Liabilities	Other current liabilities	(2.1)

Net gains and losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the unaudited consolidated statement of operations as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
		3 months to September 30,		9 months to September 30,
		2009	2008	2009	2008
		$’M	$’M	$’M	$’M

Foreign exchange contracts	Other income/(expense), net	(42.3)	89.9	(56.5)	62.1

These net foreign exchange losses are partially offset within Other income/(expense) by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

21.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value	Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	76.2	76.2	76.2	-	-
Equity method investments(1)	5.8	5.8	-	5.8	-
Foreign exchange contracts	0.9	0.9	-	0.9	-

Financial liabilities:
Foreign exchange contracts	2.1	2.1	-	2.1	-

(1)	Available-for-sale securities and equity method investments are included within Investments in the unaudited consolidated balance sheet.

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

Assets and liabilities that have been measured at fair value on a non-recurring basis (after initial recognition)

As outlined in Note 17, the building financing obligation for leased property in Lexington, Massachusetts was substantially modified in the nine months to September 30, 2009, by extension of the term of the relevant underlying lease on July 31, 2009.  The existing liability of $45.1 million was derecognized, and a building financing obligation of $39.4 million was recorded, such liability measured using the fair value of the liability under the revised terms.  This extension of the term of the building finance obligation was treated as a substantial modification resulting in a gain of $5.7 million, which has been recorded within Other income/(expenses), net.

The fair value of the building financing obligation was estimated based on the present value of the contractual cash flows under the revised lease and the estimated residual value of the property at the end of the lease term, such payments being discounted at a risk-free interest rate adjusted for Shire’s credit risk.  The fair value measurement falls within Level 3 of the fair value hierarchy because the estimate of Shire’s credit risk was based on a significant unobservable input.

	Fair Value
	Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M
Building financing obligation	39.4	-	-	39.4

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial assets:
Option over Avexa shares	-	0.1	-	-

Financial liabilities:
Convertible bonds	1,100.0	1,043.0	1,100.0	892.9
Building financing obligation	46.5	46.1	45.6	40.7

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

3.
Building financing obligations - the fair value of building financing obligations are estimated based on the present value of future cash flows, and an estimate of the residual value of the underlying property at the end of the lease term, associated with these obligations.

22.	Earnings per share

The following table reconciles the net income/(loss) from operations and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Amounts attributable to Shire plc shareholders	$’M	$’M	$’M	$’M
Income/(loss) from continuing operations	59.6	(35.3)	329.5	14.3
Loss from discontinued operations	-	(0.9)	(12.4)	(0.9)
Noncontrolling interest in subsidiaries	-	1.3	0.2	1.3
Numerator for basic and diluted earnings per share(1)	59.6	(34.9)	317.3	14.7

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(2)	540.6	540.3	540.0	542.6
Effect of dilutive shares:
Stock based awards to employees(3)	7.7	-	7.1	2.7
Diluted	548.3	540.3	547.1	545.3

(1)	For the all periods presented interest on the convertible bonds has not been added back as the effect would be anti-dilutive.
(2)	Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3)	Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2009 (1) (2)	2008 (3)	2009 (1) (2)	2008 (1) (2)
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Stock options in the money	-	1.2	-	-
Stock options out of the money	16.8	17.0	18.0	17.0
Convertible bonds 2.75% due 2014	33.2	32.7	33.1	32.7

(1)
For the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2008, certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)
For the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2008, the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, because the effect of their inclusion would be anti-dilutive.

(3)
For the three month period ended September 30, 2008 no share options or ordinary shares underlying the convertible bonds have been included in the calculation of the diluted weighted average number of shares because the Company made a net loss during the calculation period and the inclusion of these items would be anti-dilutive.

23.	Segmental reporting

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

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to September 30, 2009	$’M	$’M	$’M	$’M
Product sales	461.5	141.0	-	602.5
Royalties	6.2	-	54.1	60.3
Other revenues	1.6	0.4	2.2	4.2
Total revenues	469.3	141.4	56.3	667.0

Cost of product sales(1) (2)	71.6	29.2	4.1	104.9
Research and development(1) (2)	75.6	70.9	1.3	147.8
Selling, general and administrative(1) (2)	239.4	46.3	34.9	320.6
Gain on sale of product rights	(6.3)	-	-	(6.3)
Reorganization costs	2.0	-	-	2.0
Integration and acquisition costs	0.7	5.5	-	6.2
Total operating expenses	383.0	151.9	40.3	575.2
Operating income/(loss)	86.3	(10.5)	16.0	91.8

Total assets	2,216.3	1,351.3	859.9	4,427.5
Long-lived assets(3)	203.7	374.8	55.4	633.9
Capital expenditure on long-lived assets(3)	11.4	53.1	2.6	67.1

(1)	Stock-based compensation of $16.9 million is included in: Cost of product sales ($1.0 million), Research and development ($5.2 million) and Selling, general and administrative ($10.7 million).
(2)
Depreciation from manufacturing plants ($5.3 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.6 million) is included in Research and development; and all other depreciation and intangible asset amortization ($53.3 million) is included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivables and financial instruments).

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to September 30, 2008	$’M	$’M	$’M	$’M
Product sales	589.5	123.0	-	712.5
Royalties	0.3	-	60.5	60.8
Other revenues	1.3	1.5	2.5	5.3
Total revenues	591.1	124.5	63.0	778.6

Cost of product sales(1) (2)	66.0	17.1	1.1	84.2
Research and development(1) (2)	66.1	50.0	4.1	120.2
Selling, general and administrative(1) (2)	229.3	37.9	60.1	327.3
In-process R&D charge	-	120.5	-	120.5
Gain on sale of product rights	(4.0)	-	-	(4.0)
Integration and acquisition costs	-	-	7.5	7.5
Total operating expenses	357.4	225.5	72.8	655.7
Operating income/(loss)	233.7	(101.0)	(9.8)	122.9

Total assets	2,240.4	1,131.7	981.7	4,353.8
Long-lived assets(3)	191.9	228.5	80.3	500.7
Capital expenditure on long-lived assets(3)	14.6	63.2	6.5	84.3

(1)	Stock-based compensation of $16.2 million is included in: Cost of product sales ($1.0 million), Research and development ($4.8 million) and Selling, general and administrative ($10.4 million).
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

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments).

	Specialty Pharmaceuticals	HGT	All Other	Total
9 months to September 30, 2009	$’M	$’M	$’M	$’M
Product sales	1,521.2	395.6	-	1,916.8
Royalties	23.1	-	154.7	177.8
Other revenues	9.8	2.2	7.8	19.8
Total revenues	1,554.1	397.8	162.5	2,114.4

Cost of product sales(1) (2)	202.9	70.9	11.1	284.9
Research and development(1) (2)	297.3	188.5	6.7	492.5
Selling, general and administrative(1) (2)	705.2	140.2	128.4	973.8
Gain on sale of product rights	(6.3)	-	-	(6.3)
Reorganization costs	7.1	-	-	7.1
Integration and acquisition costs	2.2	7.8	-	10.0
Total operating expenses	1,208.4	407.4	146.2	1,762.0
Operating income/(loss)	345.7	(9.6)	16.3	352.4

Total assets	2,216.3	1,351.3	859.9	4,427.5
Long-lived assets(3)	203.7	374.8	55.4	633.9
Capital expenditure on long-lived assets(3)	32.4	127.3	9.3	169.0

(1)	Stock-based compensation of $50.1 million is included in: Cost of product sales ($2.9 million), Research and development ($15.4 million) and Selling, general and administrative ($31.8 million).
(2)
Depreciation from manufacturing plants ($16.9 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in Cost of product sales; depreciation of research and development assets ($11.3 million) is included in Research and development; and all other depreciation and amortization ($150.9 million) is included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivables and financial instruments).

	Specialty Pharmaceuticals	HGT	All Other	Total
9 months to September 30, 2008	$’M	$’M	$’M	$’M
Product sales	1,687.4	362.5	-	2,049.9
Royalties	1.3	-	189.4	190.7
Other revenues	5.5	2.8	7.5	15.8
Total revenues	1,694.2	365.3	196.9	2,256.4

Cost of product sales(1) (2)	264.6	44.9	7.9	317.4
Research and development(1) (2)	220.2	144.1	4.1	368.4
Selling, general and administrative(1) (2)	842.8	115.1	151.8	1,109.7
In-process R&D charge	-	255.5	-	255.5
Gain on sale of product rights	(20.7)	-	-	(20.7)
Integration and acquisition costs	-	-	7.5	7.5
Total operating expenses	1,306.9	559.6	171.3	2,037.8
Operating income/(loss)	387.3	(194.3)	25.6	218.6

Total assets	2,240.4	1,131.7	981.7	4,353.8
Long-lived assets(3)	191.9	228.5	80.3	500.7
Capital expenditure on long-lived assets(3)	34.3	127.2	20.3	181.8

(1)	Stock-based compensation of $52.0 million is included in: Cost of product sales ($3.4 million), Research and development ($15.0 million) and Selling, general and administrative ($33.6 million).
(2)
Depreciation from manufacturing plants ($8.8 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in Cost of product sales; depreciation of research and development assets ($9.4 million) is included in Research and development; and all other depreciation, amortization and intangible asset impairment charges ($216.3 million) are included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire plc and its subsidiaries’ (collectively “Shire” or the “Company”) unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”) and gastrointestinal (“GI”) diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Recent developments

VYVANSE – for the treatment of ADHD

Following a review of governing statutory and regulatory standards and public comments, the US Food and Drug Administration (“FDA”) has affirmed its prior decision to grant five-year New Chemical Entity (“NCE”) exclusivity to lisdexamfetamine dimesylate. The five-year exclusivity period for VYVANSE expires on February 23, 2012. As a consequence of this decision, the FDA appropriately refused to file the Abbreviated New Drug Application submitted by Actavis Elizabeth, LLC for generic lisdexamfetamine dimesylate in January 2009. VYVANSE is covered by US patents which remain in effect until June 29, 2023.

REPLAGAL – for the treatment of Fabry disease

On October 21, 2009 Shire announced plans to file a Biologics License Application with the FDA for REPLAGAL, its enzyme replacement therapy for Fabry disease, by the end of the year. The Company also announced that a treatment protocol for REPLAGAL, filed at the request of the FDA, has been approved, and that Shire will support emergency Investigational New Drug (“IND”) requests, in view of the announced supply restriction of the only currently marketed treatment for Fabry disease in the US.

Velaglucerase alfa – for the treatment of Gaucher Disease

On September 1, 2009 Shire reported that it had completed the submission of a New Drug Application (“NDA”) for velaglucerase alfa, its enzyme replacement therapy in development for the treatment of Type 1 Gaucher disease.  On November 4, 2009 Shire announced that the FDA has granted Priority Review of this application, and issued an action date of February 28, 2010.

Amicus Therapeutics, Inc. (“Amicus”) collaboration for the development of pharmacological chaperones

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher Disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease which were in clinical development. On October 29, 2009, Shire and Amicus have mutually agreed to terminate the collaboration and to return all rights for the three products to Amicus.

Alba Therapeutics Corporation (“Alba”) collaboration for the development of SPD 550 for celiac disease

On October 16, 2009 and following review of Phase 2 data, Shire informed Alba of its intent to terminate the collaboration. Effective November 15, 2009 Shire will return to Alba all rights to SPD 550, also known as AT-1001. In December 2007 Shire had acquired rights to SPD 550 in markets outside of the US and Japan.

Significant events in the three months to September 30, 2009

INTUNIV – for the treatment of ADHD in children and adolescents in the US.

On September 3, 2009 Shire announced that it received approval from the FDA for INTUNIV Extended Release Tablets for the treatment of ADHD in children and adolescents aged 6 to 17 years. INTUNIV, a once-daily non-scheduled formulation of guanfacine, is the first selective alpha-2A adrenergic receptor agonist approved for the treatment of ADHD.

Once-daily INTUNIV will be widely available in US pharmacies in November 2009 and will come in four dosage strengths (1 mg, 2 mg, 3 mg, and 4 mg). INTUNIV will be marketed in the US by the existing Shire ADHD sales team of nearly 600 representatives.

Velaglucerase alfa – for the treatment of Gaucher Disease

On July 30, 2009 Shire began the rolling submission with the FDA under Fast Track designation of a New Drug Application (“NDA”) for velaglucerase alfa, its enzyme replacement therapy in development for the treatment of Type 1 Gaucher disease. On September 1, 2009 Shire reported that it had completed its NDA submission. On November 4, 2009 Shire announced that the FDA has granted Priority Review of this application, and issued an action date of February 28, 2010. Velaglucerase alfa is available ahead of its commercial launch in the US via a treatment protocol and elsewhere on a pre-approval basis to 300-600 patients in 2009 and will be available to several hundred more in 2010.

FIRAZYR – for the treatment of hereditary angioedema (“HAE”)

In September 2009 Shire initiated a clinical trial to investigate the safety of self-administration of FIRAZYR.

Research Collaboration with Santaris Pharma A/S (“Santaris”) on Locked Nucleic Acid (“LNA”) Drug Platform

On August 24, 2009 Shire announced that it had entered into a research collaboration with Santaris, to develop its proprietary LNA technology in a range of rare diseases. LNA technology has the benefit of shortened target validation and proof of concept, potentially increasing the speed and lowering the cost of development. As part of the joint research project Santaris will design, develop and deliver pre-clinical LNA oligonucleotides for Shire-selected orphan disease targets, and Shire will have the exclusive right to further develop and commercialize these candidate compounds on a worldwide basis.

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”) in EU

Shire has received approval through the European Mutual Recognition Procedure for an extension to the current indication for FOSRENOL as a treatment to control hyperphosphataemia in CKD patients who are not on dialysis and with a serum phosphorus level ≥1.78mmol/L (5.5mg/dL).

Legal proceedings

On September 23, 2009 the Company received a subpoena from the US Department of Health and Human Services Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. Shire is cooperating and responding to this subpoena.

On October 19, 2009 Teva filed suit in the US District Court for the Southern District of New York against Shire claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR. Shire has been supplying Teva with authorized generic ADDERALL XR since April 1, 2009. Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Teva is seeking specific performance and equitable relief. Shire will defend the action.

For further details on these legal proceedings, see ITEM 1, Note 19 (d) vii.

Board Changes

On October 31, 2009 Shire Board announced that Mr David Stout would be joining the Board as a non executive director with effect from October 31, 2009. Mr Stout brings significant pharmaceutical industry experience to the Shire Board, having spent many years at both GSK and prior to that Schering-Plough. Most recently, he was President of Pharmaceutical Operations at GSK. In this role he had responsibility for GSK’s pharmaceutical operations in the United States, Europe, Japan and all other International Markets. Mr Stout was also responsible for global manufacturing and global Biologics (vaccines) at GSK.

The Shire Board also announces that Mr David Mott stepped down from the Shire Board on the expiry of his term of office on October 30, 2009.

Research and development

Products in registration as at September 30, 2009

FOSRENOL for the treatment of pre-dialysis CKD in the US
Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in CKD in the US.

DAYTRANA for ADHD in Canada
Regulatory submissions were filed for approval of the product with Health Canada in November 2007. Review is ongoing.

Velaglucerase alfa for the treatment of Gaucher Disease
In July 2009 Shire announced that the results from the first of the three Phase 3 trials of velaglucerase alfa were positive, and achieved statistically significant improvements in the primary endpoint. In September 2009 the Company announced positive results from the final two Phase 3 studies, with both studies reaching all of their primary and secondary efficacy endpoints. In all three studies, most adverse events were mild to moderate in intensity. Most of the drug-related adverse events were reported in association with the velaglucerase alfa infusions, all of which resolved without complications. The development of antibodies to velaglucerase alfa was rare in all three studies, occurring in approximately 1% of patients treated.

On July 30, 2009 Shire began the rolling submission with the FDA under Fast Track designation of a NDA for velaglucerase alfa, its enzyme replacement therapy in development for the treatment of Type 1 Gaucher disease. On November 4, 2009 Shire announced that the FDA has granted Priority Review of this application, and issued an action date of February 28, 2010.

On September 1, 2009 Shire reported that it had completed its NDA submission. Velaglucerase alfa is available ahead of its commercial launch in the US via a treatment protocol and elsewhere on a pre-approval basis. In the EU and other regions, Shire is engaging with national and regional authorities to seek pre-approval access using the fastest mechanisms available in each region. The total number of patients Shire can treat is dependent on the patient weight, as well as the administered dose as recommended by their treating physician; Shire estimates this could translate into a range of 300 to 600 patients globally for uninterrupted treatment starting in September 2009 through the end of the year. Velaglucerase supplies are such that several hundred patients could be added over the course of next year.

Products in clinical development as at September 30, 2009

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

FIRAZYR for HAE in the US
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

In June 2009 Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a NDA for FIRAZYR in the US.

Phase 2

VYVANSE for the treatment of non ADHD indications in adults
Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE as adjunctive therapy in depression, for the treatment of negative symptoms and cognitive impairment in schizophrenia, and for the treatment of cognitive impairment in depression.

HGT-1111 / METAZYM
Shire has an ongoing enzyme replacement therapy program for the treatment of metachromatic leukodystrophy (“MLD”), which is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A (“ASA”). In June 2008 Shire completed its acquisition from Zymenex of the global rights to a clinical candidate ASA, known as METAZYM (HGT-1111). METAZYM has completed a Phase 1b clinical trial in twelve MLD patients in Europe and an extension to this study is ongoing. The product has been granted orphan drug designation in the US and in the EU. Shire had planned to initiate a Phase 2/3 clinical trial in the fourth quarter of 2009; this timeline is subject to resolution of supply issues at the contract manufacturer and clinical trial design discussions with the FDA.

Phase 1

SPD 535 for the treatment of arteriovenous grafts in hemodialysis patients
SPD 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III inhibition. The initial proof-of-concept program will target prevention of thrombotic complications associated with arteriovenous grafts in hemodialysis patients.  Phase 1 development was initiated in the third quarter of 2009.

HGT-2310 - Hunter syndrome with central nervous system symptoms, idursulfase-IT
Following the acceptance by the FDA in January 2008 of Shire’s IND for idursulfase-IT (HGT-2310 - formerly referred to as ELAPRASE for Hunter syndrome patients with significant central nervous system symptoms) the Company plans to initiate a Phase 1 clinical trial in the fourth quarter of 2009. This product has been granted orphan designation in the US.

Products in pre-clinical development as at September 30, 2009

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)
HGT-1410 is in development as an enzyme replacement therapy for the treatment of Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. Pre-clinical development for this product is continuing.

HGT-2610 for the treatment of Krabbe Disease (Globoid Cell Leukodystrophy)
In November 2008 Shire announced that an enzyme replacement therapy was being developed for the treatment of Krabbe Disease, a lysosomal storage disorder. This program is in early development and preclinical studies.

Other pre-clinical development projects
A number of additional projects are underway in the early stages of development for the Specialty Pharmaceutical and HGT businesses. Included are potential programs leveraging CarrierWave technology primarily focused in the areas of pain and ADHD. More data on these latter programs is expected in the first half of 2010.

Development projects abandoned during 2009

During 2009 the Company abandoned the following development projects disclosed within “Research & Development” in its previous Form 10-K and Form 10-Q fillings:

AMIGAL (HGT-3310) for the treatment Fabry disease
Amicus met with the FDA and the European Medicines Agency to discuss the AMIGAL development program during 2008 and 2009, and discussions are now complete. Shire has been considering the impact of this feedback on the global development strategy. On October 29, 2009, Shire and Amicus mutually agreed to terminate the collaboration, with all rights returned to Amicus. Shire had rights to AMIGAL in markets outside the US.

PLICERA (HGT-3410) for the treatment of Gaucher Disease
During 2009, an additional Phase 2 randomized open-label trial to assess the safety, tolerability and efficacy of PLICERA in naïve patients was ongoing. In September 2009, Amicus announced that preliminary data from this trial did not support advancement of PLICERA into Phase 3. On October 29, 2009, Shire and Amicus mutually agreed to terminate the collaboration, with all rights returned to Amicus. Shire had rights to PLICERA in markets outside the US.

HGT – 3510 for the treatment of Pompe disease
In September 2008 Amicus initiated a Phase 2 clinical trial of HGT-3510, an orally administered, small molecule pharmacological chaperone being jointly developed for the treatment of Pompe disease by Shire and Amicus. This trial was placed on clinical hold in February 2009 in response to reports of two serious adverse events that were unexpected and probably related to treatment with HGT-3510. In September 2009 the FDA agreed to convert the trial to a partial clinical hold to allow the initiation of a Phase 1 trial in healthy volunteers. On October 29, 2009, Shire and Amicus mutually agreed to terminate the collaboration, with all rights returned to Amicus. Shire had rights to HGT-3510 in markets outside the US.

Alba collaboration for the development of SPD 550
In December, 2007 Shire acquired rights to SPD 550 in markets outside of the US and Japan.  On October 16, 2009 and following review of Phase 2 data, Shire informed Alba of its intention to terminate the collaboration. Effective November 15, 2009 Shire will return to Alba all rights to SPD 550 (larazotide cetate for celiac disease), also known as AT-1001.

DAYTRANA for ADHD in the EU
On March 11, 2009 Shire withdrew the European Marketing Authorization Application (“MAA”) for DAYTRANA for the treatment of ADHD. The withdrawal of the European MAA does not impact Shire’s commitment to DAYTRANA in the US where the product has been used as a pediatric treatment for ADHD since 2006.

Results of operations for the three months to September 30, 2009 and 2008

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2009	2008	change
	$'M	$'M	%
Product sales	602.5	712.5	-15
Royalties	60.3	60.8	-1
Other revenues	4.2	5.3	-21
Total	667.0	778.6	-14

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	US prescription
	2009	2008	growth	growth
	$'M	$'M	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	129.0	96.0	34	57
ADDERALL XR	70.9	268.7	-74	-59
DAYTRANA	17.4	18.1	-4	-12
EQUASYM	9.2	-	n/a	n/a

GI
PENTASA	51.3	49.2	4	-3
LIALDA / MEZAVANT	65.4	40.4	62	34

General Products
FOSRENOL	47.7	43.0	11	-3
CALCICHEW	12.4	13.3	-7	n/a
CARBATROL	20.8	21.6	-4	-4
REMINYL/REMINYL XL	10.5	9.6	9	n/a
XAGRID	21.5	19.4	11	n/a
Other product sales	5.4	10.2	-47
	461.5	589.5	-22
Human Genetic Therapies
ELAPRASE	90.9	78.2	16	n/a
REPLAGAL	48.3	44.6	8	n/a
FIRAZYR	1.8	0.2	n/a	n/a
	141.0	123.0	15
Total product sales	602.5	712.5	-15

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2009. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

US ADHD market share

Shire’s share of the total US ADHD market for the three months to September 30, 2009 was 22% (2008: 33%). Shire continues to have the leading portfolio of branded products in the US ADHD market.

VYVANSE – ADHD

Product sales of VYVANSE for the three months to September 30, 2009 increased by 34% to $129.0 million (2008: $96.0 million), with VYVANSE’s average share of the US ADHD market for the three months to September 30, 2009 increasing to 13% (2008: 9%). Product sales growth was driven by a 57% increase in US prescription demand in the three months to September 30, 2009 over the same period in 2008 and 10% growth in the US ADHD market. Product sales growth was less than prescription growth due to the stocking benefits from new dosage strengths of VYVANSE in the third quarter of 2008.

ADDERALL XR – ADHD

Product sales of ADDERALL XR for the three months to September 30, 2009 were $70.9 million, a decrease of 74% (2008: $268.7 million), following the launch by Teva in April 2009 of its authorized generic version of ADDERALL XR. The launch of the authorized generic version led to a 59% decline in ADDERALL XR US prescription demand and higher US sales deductions in the third quarter of 2009 compared to the same period in 2008.

Sales deductions represented 73% of branded ADDERALL XR gross sales in the third quarter of 2009 compared to 26% in the same period in 2008, following higher Medicaid and Managed Care rebates subsequent to authorized generic launch. These factors more than offset the positive impacts of price increases taken since the third quarter of 2008, and the inclusion in product sales of shipments of authorized generic ADDERALL XR to Teva and Impax in the third quarter of 2009.

As outlined in ITEM 1, Note 15, and the Critical Accounting Estimates section of this ITEM 2, there is considerable uncertainty as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to the DRA, and as a result a range of reasonably possible rebate amounts are calculable under the Medicaid rebate legislation. For the three months to September 30, 2009 the Company’s management has recorded an accrual based on its current best estimate of the rebate payable. That current best estimate is the amount that could be paid by the Company were the CMS to employ an alternative interpretation of the DRA (notwithstanding the fact that, following payment, either the Company or CMS would have the right to challenge the amount paid, and that the result of any such challenge could affect whether or not the estimated accrued rebate amount ultimately reflects the Company’s actual obligation). In future periods the Company’s management may need to revise its current best estimate of the amount of Medicaid rebate that could be paid by the Company, which could significantly increase or decrease the sales of ADDERALL XR recorded in the period of any such change of estimate.

DAYTRANA – ADHD

Product sales of DAYTRANA for the three months to September 30, 2009 decreased by 4% to $17.4 million (2008: $18.1 million). Product sales declined due to a 12% reduction in US prescription demand, resulting in a decline in DAYTRANA’s average share of the US ADHD market to 1% (2008: 2%), although these declines were partially offset by price increases taken since the third quarter of 2008.

EQUASYM – ADHD

Following the acquisition of EQUASYM from UCB Pharma Limited (“UCB”) on March 31, 2009 the Company has recorded product sales of EQUASYM for the three months to September 30, 2009 of $9.2 million (2008: $nil).

US oral mesalamine market share

Shire’s average market share of the US oral mesalamine market rose to 33% for the three months to September 30, 2009 (2008: 29%).

LIALDA/MEZAVANT – Ulcerative colitis

Product sales of LIALDA/MEZAVANT for the three months to September 30, 2009 increased by 62% to $65.4 million (2008: $40.4 million), with LIALDA’s average share of the US oral mesalamine market increasing to 17% (2008: 13%). Product sales growth was driven by a 34% increase in US prescription demand and price increases.

By September 30, 2009 MEZAVANT was available in eight countries outside the US, and further launches are planned in other countries throughout 2009 and 2010, subject to the successful conclusion of pricing and reimbursement negotiations.

PENTASA – Ulcerative colitis

Product sales of PENTASA for the three months to September 30, 2009 were $51.3 million, an increase of 4% compared to the same period in 2008 (2008: $49.2 million), with PENTASA’s average share of the US oral mesalamine market falling by 1% to 16% (2008: 17%). Sales grew despite a 3% decrease in prescriptions primarily due to the impact of price increases.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL for the three months to September 30, 2009 were up 11% to $47.7 million (2008: $43.0 million). Expressed in transaction currencies sales were up 14%. In markets outside the US FOSRENOL sales increased as the product entered new countries, and continued to grow in countries entered in the last two years. In the US, FOSRENOL’s average share of the phosphate binder market remained constant at 8% (2008: 8%).

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 1 of this Form 10-Q.

XAGRID – Thrombocythemia

Product sales of XAGRID for the three months to September 30, 2009 were $21.5 million (2008: $19.4 million). Expressed in transaction currencies sales increased by 18% (XAGRID is primarily sold in Euros and Pounds Sterling).

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales for the three months to September 30, 2009 were $90.9 million, an increase of 16% (2008: $78.2 million). Expressed in transaction currencies sales increased by 20% (ELAPRASE is primarily sold in US dollars and Euros). The product sales growth was driven by increased volumes across all regions where ELAPRASE is sold.

REPLAGAL – Fabry disease

Product sales for the three months to September 30, 2009 were $48.3 million, an increase of 8% (2008: $44.6 million). Expressed in transaction currencies sales increased by 15% (REPLAGAL is primarily sold in Euros and Pounds Sterling). The sales growth in transaction currencies was driven by increased volumes in Europe and Asia Pacific.

FIRAZYR – HAE

Product sales for the three months to September 30, 2009 were $1.8 million (2008: $0.2 million). With a third quarter launch in Italy, FIRAZYR is now marketed in the five largest European countries. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity in the EU until 2018.

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

	3 months to September 30, 2009 sales	3 months to September 30, 2009 sales growth in	3 months to September 30, 2009 sales growth in US	Impact of translation to
	$'M	local currency	dollars	US dollars
FOSRENOL
- sales in Euros	15.8	+23%	+17%	-6%
- sales in Pounds Sterling	2.8	-29%	-39%	-10%

XAGRID
- sales in Euros	16.7	+41%	+33%	-8%
- sales in Pounds Sterling	4.4	-26%	-36%	-10%

REPLAGAL
- sales in Euros	27.7	+14%	+8%	-6%
- sales in Pounds Sterling	5.0	-11%	-23%	-12%

ELAPRASE
- sales in Euros	36.3	+3%	-3%	-6%
- sales in Pounds Sterling	6.7	+6%	-9%	-15%

CALCICHEW sales in Pounds Sterling	11.4	+11%	-4%	-15%

REMINYL and REMINYL XL sales in Pounds Sterling	10.0	+28%	+11%	-17%

Royalties

Royalty revenue decreased by 1% to $60.3 million for the three months to September 30, 2009 (2008: $60.8 million). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2009	2008	Change
	$'M	$'M	%
3TC and ZEFFIX	42.0	44.5	-6
ADDERALL XR	2.2	-	n/a
Others	16.1	16.3	-1
Total	60.3	60.8	-1

3TC (HIV infection and AIDS) and ZEFFIX (Chronic hepatitis B infection)

Shire receives royalties from GlaxoSmithKline (“GSK”) on worldwide 3TC and ZEFFIX sales. Royalties from sales of 3TC and ZEFFIX for the three months to September 30, 2009 were $42.0 million (2008: $44.5 million). Royalties have decreased by 6% compared to the same period in 2008 mainly due to competition from other HIV and hepatitis B treatments.

ADDERALL XR – ADHD

Royalties from Teva’s sales of authorized generic ADDERALL XR for the three months to September 30, 2009 were $2.2 million (2008: $nil). Receipt of this royalty began with Teva’s sale of an authorized generic version of ADDERALL XR in April 2009, and ceased in September 2009. From the fourth quarter of 2009 Shire will receive royalties on Impax sales of its authorised generic version of ADDERALL XR.

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

Cost of product sales

Cost of product sales increased to $104.9 million for the three months to September 30, 2009 (17% of product sales), up from $84.2 million in the corresponding period in 2008 (2008: 12% of product sales). This increase in cost of product sales as a percentage of product sales has primarily resulted from changes in product mix following the launch by Teva of its authorized generic version of ADDERALL XR in April 2009. Higher sales deductions on Shire’s sales of branded ADDERALL XR, together with lower margin sales of the authorized generic version of ADDERALL XR to Teva and Impax have both depressed gross margin for that product.

For the three months to September 30, 2009 cost of product sales included depreciation of $5.3 million (2008: $3.2 million). The increase in depreciation has resulted from accelerated depreciation of $4.5 million in 2009 following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

Research and development (“R&D”)

R&D expenditure increased to $147.8 million for the three months to September 30, 2009 (25% of product sales), up from $120.2 million in the corresponding period in 2008 (17% of product sales). The Company has continued to increase investment in R&D programs, including an up-front payment of $6.5 million to Santaris for technology access and R&D funding in August 2009. For the three months to September 30, 2009 R&D included depreciation of $3.6 million (2008: $3.4 million).

Selling, general and administrative (“SG&A”)

SG&A expenses decreased to $320.6 million (53% of product sales) for the three months to September 30, 2009 from $327.3 million (46% of product sales) in the corresponding period in 2008. The decrease was due to the Company’s continued focus on cost management. However, SG&A increased as a percentage of product sales due to lower product sales following the genericisation of ADDERALL XR. For the three months to September 30, 2009 SG&A included depreciation of $18.5 million (2008: $12.0 million) and amortization of $34.8 million (2008: $29.7 million).

In-process R&D (“IPR&D”) charge

During the three months to September 30, 2008 the Company recorded an IPR&D charge of $120.5 million (2009: $nil) in respect of FIRAZYR in markets outside of the EU which, at the time of the acquisition of Jerini, had not been approved by relevant regulatory authorities.

Gain on sale of product rights

For the three months to September 30, 2009 Shire recorded gains of $6.3 million (2008: $4.0 million) arising from the sale of non-core products to Laboratorios Almirall S.A. (“Almirall”) in 2007. These gains had been deferred since 2007 pending transfer of the relevant consents to the acquirer.

Reorganization costs

For the three months to September 30, 2009 Shire recorded reorganization costs of $2.0 million (2008: $nil) relating to the transfer of manufacturing from its Owings Mills facility.

Integration and acquisition costs

For the three months to September 30, 2009 Shire recorded integration and acquisition costs of $6.2 million (2008: $7.5 million) primarily relating to the integration of Jerini AG (“Jerini”).

Interest income

For the three months to September 30, 2009 Shire received interest income of $0.2 million (2008: $3.8 million), primarily earned on cash and cash equivalents. Interest income for the three months to September 30, 2009 is lower than the same period in 2008 due to significantly lower interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the three months to September 30, 2009 the Company incurred interest expense of $9.4 million (2008: $92.9 million). Interest expense in 2008 was higher than 2009 due to accrued interest expense of $77.0 million recorded in respect of the Transkaryotic Therapies, Inc. (“TKT”) appraisal rights litigation: of the $77.0 million, $73.0 million was additional interest arising from the settlement of the litigation in November 2008.

Other income, net

For the three months to September 30, 2009 the Company recognized Other income, net of $7.0 million (2008: $52.0 million), which includes other-than-temporary impairment charges for available-for-sale securities of $0.8 million (2008: $54.1 million) and a gain of $5.7 million (2008: $nil) following the substantial modification of a property lease.

Taxation

For interim reporting purposes, the Company determines the best estimate of its annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

In the three months to September 30, 2009 the effective tax rate was 34% (2008: -103%). The negative effective rate in the three months to September 30, 2008 primarily arose due to the recognition of an IPR&D charge in respect of FIRAZYR in non-EU markets which is not deductible for tax. Excluding this IPR&D charge, the effective rate of tax in the third quarter of 2008 was 18%.

Excluding the impact of the IPR&D charge in 2008, the effective rate of tax was 16 percentage points higher in the three months to September 30, 2009 compared to the same period in 2008. The higher effective rate of tax principally resulted from the recognition of valuation allowances against certain European deferred tax assets, increases to accrued interest on tax contingencies recognized and an increase in the estimated annual effective tax rate predominately due to a revision in managements determination of the recoverability of certain deferred tax assets. The adverse rate impact of these items was partially offset by a tax benefit recorded for a change in tax law impacting the carrying value of certain prior year European tax loss carryforwards, together with the benefit of tax return to provision adjustments following the submission of various tax returns in the third quarter of 2009.

Equity in earnings of equity method investees

Net earnings of equity method investees of $0.6 million were recorded for the three months to September 30, 2009 (2008: $1.6 million). This comprised earnings of $1.4 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2008: $1.6 million) and losses of $0.8 million, being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2008: $nil).

Results of operations for the nine months to September 30, 2009 and 2008

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2009	2008	change
	$'M	$'M	%
Product sales	1,916.8	2,049.9	-6
Royalties	177.8	190.7	-7
Other	19.8	15.8	25
Total	2,114.4	2,256.4	-6

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	US prescription
	2009	2008	growth	growth
	$'M	$'M	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	359.7	215.6	67	77
ADDERALL XR	434.2	826.6	-47	-36
DAYTRANA	52.2	61.0	-14	-13
EQUASYM	14.1	-	n/a	n/a

GI
PENTASA	156.5	138.2	13	-2
LIALDA / MEZAVANT	169.4	99.6	70	50

General Products
FOSRENOL	137.2	121.6	13	-3
CALCICHEW	32.8	40.8	-20	n/a
CARBATROL	59.7	55.7	7	-4
REMINYL/REMINYL XL	28.8	26.6	8	n/a
XAGRID	62.3	58.7	6	n/a
Other product sales	14.3	43.0	-67	n/a
	1,521.2	1,687.4	-10
Human Genetic Therapies
ELAPRASE	258.9	230.5	12	n/a
REPLAGAL	132.9	131.8	1	n/a
FIRAZYR	3.8	0.2	n/a	n/a
	395.6	362.5	9
Total product sales	1,916.8	2,049.9	-6

The following discussion includes references to prescription and market share data for the Company’s key products. The source of this data is IMS Health, September 2009. IMS Health is a leading global provider of business intelligence for the pharmaceutical and healthcare industries.

VYVANSE – ADHD

Product sales of VYVANSE for the nine months to September 30, 2009 increased by 67% to $359.7 million (2008: $215.6 million), with VYVANSE’s average share of the US ADHD market to September 30, 2009 increasing to 12% (2008: 7%). Product sales growth was driven by a 77% increase in US prescriptions of VYVANSE in the nine months to September 30, 2009 over the same period in 2008 and 9% growth in the US ADHD market. Sales growth was less than prescription growth due to the stocking benefits from new dosage strengths of VYVANSE in 2008.

ADDERALL XR – ADHD

Product sales of ADDERALL XR for the nine months to September 30, 2009 were $434.2 million, a decrease of 47% compared to the same period in 2008 (2008: $826.6 million), resulting from the launch by Teva in April 2009 of its authorized generic version of ADDERALL XR. The launch of the generic version has contributed to a 36% decline in ADDERALL XR US prescription demand and higher US sales deductions in the nine months to September 30, 2009 compared to 2008, together with significant de-stocking (equivalent to gross sales of $78 million) by wholesalers and retail pharmacies in the nine months to September 30, 2009.

Sales deductions expense represented 53% of branded ADDERALL XR gross sales in the nine months to September 30, 2009 (2008: 24%). The increase primarily resulted from higher sales deductions for Managed Care and Medicaid rebates subsequent to generic launch. These factors were partially offset by the positive impact of price increases taken since September 30, 2008, and the inclusion within product sales of shipments of authorized generic ADDERALL XR to Teva and Impax in the nine months to September 30, 2009.

As outlined in ITEM 1, Note 15, and the Critical Accounting Estimates section of this ITEM 2, there is considerable uncertainty as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to the DRA, and as a result a range of reasonably possible rebate amounts are calculable under the Medicaid rebate legislation. For the nine months to September 30, 2009 the Company’s management has recorded an accrual based on its current best estimate of the rebate payable. That current best estimate is the amount that could be paid by the Company were the CMS to employ an alternative interpretation of the DRA (notwithstanding the fact that, following payment, either the Company or CMS would have the right to challenge the amount paid, and that the result of any such challenge could affect whether or not the estimated accrued rebate amount ultimately reflects the Company’s actual obligation). In future periods the Company’s management may need to revise its current best estimate of the amount of Medicaid rebate that could be paid by the Company, which could significantly increase or decrease the sales of ADDERALL XR recorded in the period of any such change of estimate.

DAYTRANA – ADHD

Product sales of DAYTRANA for the nine months to September 30, 2009 decreased by 14% to $52.2 million (2008: $61.0 million). US prescription demand reduced by 13% in 2009 compared to the same period in 2008 resulting in a reduction in DAYTRANA’s average share of the US ADHD market in the nine months to September 30, 2009 to 1% (2008: 2%).

EQUASYM – ADHD

Following the acquisition of EQUASYM from UCB on March 31, 2009, the Company has recorded product sales of EQUASYM for the nine months to September 30, 2009 of $14.1 million (2008: $nil).

LIALDA/MEZAVANT – Ulcerative colitis

Product sales of LIALDA/MEZAVANT for the nine months to September 30, 2009 increased by 70% to $169.4 million (2008: $99.6 million), with LIALDA’s average share of the oral mesalamine market increasing to 16% (2008: 11%). Product sales growth was driven by a by 50% increase in US prescription demand due to underlying growth in the US oral mesalamine market of 3% and the benefit of price increase taken since September 30, 2008.

As of September 30, 2009 MEZAVANT was available in eight countries outside the US, and further launches are planned in other countries throughout 2009 and 2010, subject to the successful conclusion of pricing and reimbursement negotiations.

PENTASA – Ulcerative colitis

Product sales of PENTASA for the nine months to September 30, 2009 were $156.5 million, an increase of 13% compared to the same period in 2008 (2008: $138.2 million), with a PENTASA’s average share of the US oral mesalamine market falling by 1% to 16% (2008: 17%). Sales grew despite a 2% decrease in prescriptions primarily due to the impact of price increases.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL for the nine months to September 30, 2009 were up 13% to $137.2 million (2008: $121.6 million). Expressed in transaction currencies, sales were up 25%. In markets outside the US FOSRENOL sales increased as the product entered new countries, and continued to grow in countries entered in the last two years. FOSRENOL’s average share of the US phosphate binder market appeared stable to 8% (2008: 8%) despite 3% decrease in prescriptions. US product sales grew 14% as price increases offset the prescription decline.

XAGRID – Thrombocythemia

Product sales for the nine months to September 30, 2009 were $62.3 million, an increase of 6% compared to the same period in 2008 (2008: $58.7 million). Expressed in transaction currencies (XAGRID is primarily sold in Euros and Pounds Sterling) sales increased by 20%.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales for the nine months to September 30, 2009 were $258.9 million, an increase of 12% compared to the same period in 2008 (2008: $230.5 million). Expressed in transaction currencies sales increased by 21% (ELAPRASE is primarily sold in US dollars and Euros). The sales growth was driven by increased volumes across all regions where ELAPRASE is sold.

REPLAGAL – Fabry disease

Product sales for the nine months to September 30, 2009 were $132.9 million, an increase of 1% compared to the same period in 2008 (2008: $131.8 million). Expressed in transaction currencies sales increased by 12% (REPLAGAL is primarily sold in Euros and Pounds Sterling). The sales growth was primarily driven by increased volumes in Europe and Asia Pacific.

FIRAZYR – HAE

Product sales for the nine months to September 30, 2009 were $3.8 million (2008: $0.2 million). With a third quarter launch in Italy, FIRAZYR is now launched in the five largest European countries. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity in the EU until 2018.

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

	9 months to September 30, 2009 sales	9 months to September 30, 2009 sales growth in	9 months to September 30, 2009 sales growth in US	Impact of translation to
	$'M	local currency	dollars	US dollars
FOSRENOL
- sales in Euros	44.7	+30%	+17%	-13%
- sales in Pounds Sterling	11.4	+0%	-21%	-21%

XAGRID
- sales in Euros	48.0	+41%	+26%	-15%
- sales in Pounds Sterling	13.1	-20%	-37%	-17%

REPLAGAL
- sales in Euros	80.6	+16%	+4%	-12%
- sales in Pounds Sterling	14.6	-5%	-24%	-19%

ELAPRASE
- sales in Euros	111.6	+18%	+6%	-12%
- sales in Pounds Sterling	18.8	+9%	-14%	-23%

CALCICHEW sales in Pounds Sterling	29.7	+1%	-20%	-21%

REMINYL and REMINYL XL sales in Pounds Sterling	27.2	+37%	+10%	-27%

Royalties

Royalty revenue decreased by 7% to $177.8 million for the nine months to September 30, 2009 (2008: $190.7 million). The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2009	2008	Change
	$'M	$'M	%
3TC and ZEFFIX	120.3	138.6	-13
ADDERALL XR	15.8	-	n/a
Others	41.7	52.1	-20
Total	177.8	190.7	-7

3TC (HIV infection and AIDS) and ZEFFIX (Chronic hepatitis B infection)

Royalties from sales of 3TC and ZEFFIX for the nine months to September 30, 2009 were $120.3 million, a decrease of 13% compared to the same period in 2008 (2008: $138.6 million). Shire receives royalties from GSK on worldwide 3TC and ZEFFIX sales, and GSK’s sales. Royalties declined by 13% compared to the same period in 2008 mainly due to competition from other HIV and hepatitis B treatments.

ADDERALL XR – ADHD

Royalties from Teva’s sales of authorized generic ADDERALL XR for the nine months to September 30, 2009 were $15.8 million (2008: $nil). Receipt of this royalty began with Teva’s sales of an authorized generic version of ADDERALL XR in April 2009, and ceased in September 2009. From the fourth quarter of 2009 Shire will receive royalties on Impax’s sales of its authorised generic version of ADDERALL XR.

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

Cost of product sales

Cost of product sales decreased to $284.9 million for the nine months to September 30, 2009 (15% of product sales), down from $317.4 million in the corresponding period in 2008 (2008: 15% of product sales). Cost of product sales in 2008 included charges of $53.4 million (3% of product sales) related to the write down of inventory and other exit costs following the decision to cease the commercialization of DYNEPO. Excluding these charges, cost of product sales as a percentage of product sales increased by three percentage points in 2009 over 2008, principally due to changes in product mix following the launch of an authorized generic version of ADDERALL XR. Higher sales deductions on Shire’s sales of branded ADDERALL XR, together with lower margin sales of the authorized generic version of ADDERALL XR to Teva and Impax have both depressed gross margin for that product.

For the nine months to September 30, 2009 cost of product sales included depreciation of $16.9 million (2008: $8.8 million) and amortization of $1.3 million (2008: $1.3 million). Depreciation increased due to the inclusion in 2009 of $7.5 million of the accelerated depreciation on transfer of manufacturing from Owings Mills (2008: $nil).

R&D

R&D expenditure increased to $492.5 million for the nine months to September 30, 2009 (26% of product sales), up from $368.4 million in the corresponding period in 2008 (18% of product sales). R&D costs in the nine months to September 30, 2009 included a charge of $36.9 million (2% of product sales) related to the payment to amend an INTUNIV in-license agreement and $65.0 million (3% of product sales) following the agreement with Duramed to terminate development of the Women’s Health products. R&D in 2008 included $6.5 million of costs for exiting post-approval marketing commitments for DYNEPO. Excluding these charges, R&D increased by $28.7 million in 2009 over 2008 as an increase in investment in R&D programs (including the up-front payment to Santaris) has been partially offset by the benefits of foreign exchange rates in 2009 over 2008, and the cessation of certain non-core programs during 2008. For the nine months to September 30, 2009 R&D included depreciation of $11.3 million (2008: $9.4 million).

SG&A

SG&A expenses decreased to $973.8 million (51% of product sales) for the nine months to September 30, 2009 from $1,109.7 million (54% of product sales) in the corresponding period in 2008. SG&A in 2008 included impairment charges of $90.4 million in respect of the Company’s DYNEPO intangible asset and costs of $14.2 million in respect of the introduction of the new holding company. SG&A has further decreased in 2009 over 2008 as a result of the Company’s combined focus on cost management and favorable exchange rates in the first half of 2009. For the nine months to September 30, 2009 SG&A included depreciation of $49.2 million (2008: $33.9 million) and amortization of $101.7 million (2008: $91.6 million).

IPR&D charge

For the nine months to September 30, 2008 the Company recorded an in-process R&D charge of $255.5 million, relating to FIRAZYR in markets outside of the EU acquired through the Jerini acquisition ($120.5 million) and the acquisition of METAZYM from Zymenex A/S ($135.0 million).

Gain on sale of product rights

For the nine months to September 30, 2009 Shire recorded gains of $6.3 million (2008: $20.7 million) arising from the sale of non-core products to Almirall in 2007. These gains had been deferred since 2007 pending transfer of the relevant consents to the acquirer. In the nine months to September 30, 2008 Shire realized a gain of $20.7 million from the sale of non-core products.

Reorganization costs

For the nine months to September 30, 2009 Shire recorded reorganization costs of $7.1 million (2008: $nil) relating to costs associated with the transfer of manufacturing from its Owings Mills facility.

Integration and acquisition costs

For the nine months to September 30, 2009 Shire recorded integration and acquisition costs of $10.0 million (2008: $7.5 million) relating to the integration of Jerini and charges associated with the acquisition of EQUASYM. In the nine months to September 30, 2008 integration and acquisition costs represented acquisition related costs incurred by Jerini.

Interest income

For the nine months to September 30, 2009 Shire received interest income of $1.5 million (2008: $23.0 million), primarily earned on cash and cash equivalents. Interest income for the nine months to September 30, 2009 is lower than the same period in 2008 due to significantly lower interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the nine months to September 30, 2009 the Company incurred interest expense of $30.6 million (2008: $127.0 million). Interest expense in 2008 was higher than 2009 due to the accrued interest expense of $87.3 million recorded in respect of the TKT appraisal rights litigation: of the $87.3 million, $73.0 million was additional interest arising from the settlement of the litigation in November 2008.

Other income, net

For the nine months to September 30, 2009 the Company recognized Other income, net of $61.9 million (2008: Other expense, net of $38.6 million), which includes other-than-temporary impairment charges on available-for-sale securities of $0.8 million (2008: $54.1 million), gains of $55.2 million on disposal of Shire’s cost investment in Virochem (2008: $9.4 million on disposal of minority equity investment in Questor Pharmaceutical Inc) and a gain of $5.7 million (2008: $nil) following substantial modification of a property lease.

Taxation

For interim reporting purposes, the Company determine the best estimate of its annual effective tax rate and then applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income.

In the nine months to September 30, 2009 the effective tax rate was 15% (2008: 83%). The high effective rate of tax in the nine months to September 30, 2008 primarily arose due to the recognition of IPR&D charges in respect of FIRAZYR in non-EU markets and METAZYM acquired from Zymenex. Excluding these IPR&D charges, the effective rate of tax in 2008 was 19%.

The lower effective rate of tax in the nine months to September 30, 2009 has primarily resulted from the favorable rate impact of the recognition of tax attributes following State tax changes in Massachusetts in the second quarter of 2009. These State tax law changes enabled the Company to reverse valuation allowances in respect of State tax credits and loss carry-forwards. The effective rate of tax in 2009 also benefited from tax credits and the effect of the change in the effective State tax rate on the net State deferred tax balance. Additional benefits to the effective rate of tax in 2009 arose from expenses in relation to the termination of the Women’s Health development agreement and the amendment to an INTUNIV in-licence, both of which have been tax effected at rates in excess of the annual effective tax rate.

Equity in earnings of equity method investees

Earnings of equity method investees of $1.0 million were recorded for the nine months to September 30, 2009 (2008: $1.3 million). This comprised earnings of $2.5 million from the 50% share of the anti-viral commercialization partnership with GSK in Canada (2008: $4.4 million earnings) and losses of $1.5 million, being the Company’s share of losses in the GeneChem, AgeChem and EGS Funds (2008: $3.1 million loss).

Discontinued operations

Losses from discontinued operations for the nine months to September 30, 2009 were $12.4 million (2008: $0.9) related to net losses on discontinued Jerini businesses which were either divested or closed during the second quarter of 2009, the loss on disposal of JPT of $0.5 million, and the re-measurement adjustment of $5.9 million to record assets previously classified as held for sale at fair value less costs to sell.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and number of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Share Ownership Trust (“ESOT”) of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the DRA in respect of ADDERALL XR Medicaid rebates; and the continuing cash generated from sales of Shire’s product royalty receipts.

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

Shire’s balance sheet includes $332.7 million of cash and cash equivalents at September 30, 2009. Shire has no debt maturing in the next two years and substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a committed facility until 2012 of $1,200 million, which is currently undrawn. The current financial situation affecting the banking system and financial markets, together with the current uncertainty in global economic conditions, has resulted in tighter credit markets and a lower level of liquidity in many financial markets. As a result, the Company may not be able to access new equity or debt finance at the same level or cost as it has done previously.

Financing

Shire’s current financing arrangements comprise of $1,100 million in principal amount of 2.75% convertible bonds due 2014 and a $1,200 million revolving credit facility. Long term debt includes building finance obligations totaling $43.7 million for certain leased properties in the HGT business.

Shire anticipates that its operating cash flow together with available cash, cash equivalents and short-term investments and the above mentioned revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures, interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility discussed above and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	$’M	$’M
Cash and cash equivalents	332.7	218.2
Convertible debt	(1,100.0)	(1,100.0)
Building financing obligation	(46.5)	(45.6)
Total debt	(1,146.5)	(1,145.6)
Net debt	(813.8)	(927.4)

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2009 decreased by 26% to $390.0 million compared to $525.5 million for the nine months to September 30, 2008, a decrease of $135.5 million. Net cash provided by operating activities was lower in 2009 compared to 2008 as lower sales receipts and higher cash tax payments were only partially offset by lower upfront payments for in-licensed development projects and operating expenditure in 2009. Also, operating cash flow in 2008 benefited from cash inflows on forward exchange contracts in 2008 compared to cash outflows in 2009.

Net cash used in investing activities was $235.4 million in the nine months to September 30, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million and expenditure on property, plant and equipment of $169.4 million. These cash outflows were partially offset by receipts of $19.2 million from the sale of non-current investments. Capital expenditure on property, plant and equipment included $127.0 million on construction work at the HGT campus in Lexington, Massachusetts, $18.4 million on construction work at the UK office in Basingstoke, Hampshire, and $19.9 million on infrastructure and capital management projects in the US.

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

Net cash used in financing activities was $45.1 million for the nine months to September 30, 2009 of which $43.0 million related to the dividend payment.

Net cash used in financing activities was $179.1 million for the nine months to September 30, 2008 of which $140.2 million related to payments to acquire shares by the ESOT and $36.4 million to the dividend payment.

Obligations and commitments

During the nine months to September 30, 2009 Shire entered into certain multi-year land and property leases at North Reading and Lexington, Massachusetts. Concurrent with entering into these leases, Shire extended the term of certain of its existing leased properties in Lexington, Massachusetts such that these leases became co-terminus with the expiry of new Lexington lease.

The contractual obligations for building financing obligations at September 30, 2009 are as follows:

Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5years	years
	$’M	$’M	$’M	$’M	$’M
Building financing obligations	131.1	3.6	9.4	15.2	102.9

With the exception of the building financing obligation, there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2008. See ITEM 1, Note 17 for further details of the Company’s contractual obligations.

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

Medicaid and Managed Care Rebates

Statutory rebates to state Medicaid agencies and contractual rebates to Managed Care Organizations (“MCO”) under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than inflation).

As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total rebates to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products.

The amount of the reserve is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, projected product returns and the levels of inventory in the distribution channel.  Adjustments are made for known changes in these factors, such as the effect of the launch of the authorized generic version of ADDERALL XR in April 2009.

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

The accrual estimation process for Medicaid and Managed Care rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of rebates for ADDERALL XR (see below), Shire does not believe that the effect of these uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

The launch of authorized generic ADDERALL XR from April 2009 has introduced additional uncertainties into management’s estimates of Medicaid and Managed Care rebates for ADDERALL XR. Specifically, historical experience of ADDERALL XR is no longer a reliable indicator of both the level and mix of future sales, and particularly Medicaid and Managed Care usage rates for the product (key factors used in estimating rebate accruals), as it was before the launch of the authorized generic. As a result, the Company has also used historical experience of other products at a similar lifecycle stage¸ together with experience of actual Medicaid and Managed Care utilization after two quarter’s market share erosion following authorized generic launch, to estimate these key factors. In addition, because there is uncertainty as to how shipments of authorized generic ADDERALL XR by the Company should be included in the Medicaid rebate calculation pursuant to the DRA, there is a range of reasonably possible rebate levels calculable under the Medicaid rebate legislation.

Shire considers that the three significant assumptions affecting its estimate of the Medicaid and Managed Care rebate liability for ADDERALL XR at September 30, 2009 are: the expected Medicaid and Managed Care utilization for the product; the level of inventory in the distribution channel at September 30, 2009; and the determination of the amount of rebate that could be paid under Medicaid, and specifically the way in which sales of authorized generic ADDERALL XR by the Company are included in the Medicaid unit rebate calculation. Shire has recorded its accrual based on its current best estimate within the range of reasonably possible outcomes for Medicaid and MCO usage of ADDERALL XR; the level of inventory estimated to be in the wholesaler and retail pipeline at September 30, 2009; and the amount of rebate payable. The current best estimate of the Medicaid rebate is the amount that could be paid by the Company were CMS to employ an alternative interpretation of the DRA (notwithstanding the fact that, following payment, either the Company or the CMS would have the right to challenge the amount paid, and that the result of any such challenge could affect whether or not the estimated accrued rebate amounts ultimately reflect the Company’s actual obligation).

Reasonably possible changes to these assumptions taken in combination, but particularly the amount of Medicaid rebate payable, could significantly increase or decrease reported ADDERALL XR product sales, and as a result the Company’s results of operations and financial condition, in future periods (not withstanding the fact that, following payment, either the Company or CMS would have the right to challenge the amount paid and that the result of any such challenge would affect whether or not the estimated accrued rebate amounts ultimately reflects the Company’s actual obligation). The Company estimates that the aggregate approximate range of reasonably possible Medicaid and MCO rebate liability, (i.e., a range based on the upper and lower estimate for each significant assumption which the Company considers has more than a remote chance of occurrence), for ADDERALL XR at September 30, 2009 is between $200-435 million, and the Company had recorded a liability of $302.5 million.

At the balance sheet date, aggregate accruals for Medicaid and MCO rebates were $428.6 million. These accruals at December 31, 2008, 2007 and 2006 were $222.5 million, $146.6 million and $126.4 million, or 8%, 7%, and 8%, respectively, of net product sales. Historically, with the exception of ADDERALL XR noted above, actual rebates have not varied significantly from the reserves provided.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 1, Note 20 of this Form 10-Q and ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of the Company’s exposure to market and other risks. The Company’s assets which are principally exposed to market and credit risk consist of cash, accounts receivable and investments in public quoted companies and equity method investments and these have increased by $114.5 million, $144.2 million and $67.7 million respectively in the nine months to September 30, 2009.

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

ITEM 4.   CONTROLS AND PROCEDURES

As at September 30, 2009 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 19(vii), “Commitments and Contingencies, Legal proceedings” in our notes to the condensed consolidated financial statements listed under ITEM 1 of Part I of this Quarterly Report on Form 10-Q.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.
(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.
(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.
(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.
(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.
(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.
(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.
(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.
(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.
(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.
(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.
(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.
(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.
(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.
(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.
(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.
(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.
(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.
(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.
(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.
(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.
(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.
(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.
(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.
(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.
(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.
(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.
(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.
(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.
(34)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.
(35)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC
(Registrant)

Date:	/s/ Angus Russell
November 6, 2009	By:	Angus Russell
Chief Executive Officer

Date:	/s/ Graham Hetherington
November 6, 2009	By:	Graham Hetherington
Chief Financial Officer