Form 10-K
period 2009-12-31
Shire plc
filed 2010-02-26
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  [ ]    No     [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]    No     [ ]

As at June 30, 2009, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $7,709  million. This was computed using the average bid and asked price at the above date.

As at February 18, 2010, the number of outstanding ordinary shares of the Registrant was 561,527,864.

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

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-K:

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
AMIGAL® (trademark of Amicus Therapeutics, Inc. (“Amicus”))
ASACOL® (trademark of Medeva Phama Suisse AG (used under license by Proctor and Gamble))
ATRIPLA® (trademark of Bristol Myers Squibb Company (“BMS”) and Gilead Sciences (“Gilead”))
BERINERT P® (trademark of Aventis Behring GmbH)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
COMBIVIR® (trademark of GlaxoSmithKline (“GSK”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
DAYTRANA® (methylphenidate transdermal system)
DIPENTUM® (trademark of UCB Pharma Ltd (“UCB”))
DYNEPO® (trademark of Sanofi-Aventis)
ELAPRASE® (idursulfase)
EPIVIR® (trademark of GSK)
EPIVIR-HBV® (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM) (trademark of GSK)
EQUASYM® IR (methylphenidate hydrochloride)
EQUASYM® XL (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
FOCALIN XR® (trademark of Novartis Pharmaceuticals Corporation)
FUZEON® (trademark of Roche)
HEPTOVIR® (trademark of GSK)
INTUNIV™ (guanfacine extended release)
JUVISTA®
KALETRA® (trademark of Abbott Laboratories (“Abbott”))
LIALDA® (mesalamine)
METAZYM™ (arylsulfatase-A)
METADATE CD® (trademark of UCB)
MEZAVANT® (mesalazine)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc.)
PENTASA® (trademark of Ferring A/S Corp(“Ferring”))
PLICERA™ ® (trademark of Amicus)
RAZADYNE® (trademark of Johnson & Johnson (“J & J”))
RAZADYNE® ER (trademark of J & J)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J & J, excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J & J, excluding UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)

RETROVIR® (trademark of GSK)
REYATAZ® (trademark of BMS)
RITALIN LA® (trademark of Novartis)
SALOFALK® (trademark of Dr Falk Pharma)
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
SOLARAZE® (trademark of Laboratorios Almirall S.A (“Almirall”))
STRATTERA® (trademark of Eli Lilly)
SUSTIVA® (trademark co-owned DuPont Pharmaceuticals and BMS)
TRIZIVIR® (trademark of GSK)
TRUVADA® (trademark of Gilead)
VANIQA® (trademark of Almirall)
VIDEX® (trademark of BMS)
VIRAMUNE® (trademark of Boehringer-Ingelheim)
VIREAD® (trademark of Gilead)
VYVANSE® (lisdexamfetamine dimesylate)
VPRIVTM (velaglucerase alfa)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2009 Form 10-K Annual Report

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.

Shire plc (formerly known as Shire Limited) was incorporated under the laws of Jersey (Channel Islands) on January 28, 2008 and is a public limited company. Following the implementation of a court sanctioned Scheme of Arrangement, on May 23, 2008 Shire plc (formerly known as Shire Limited) replaced the former Shire plc, which was a public limited company incorporated in England and Wales, as the new holding company for Shire.

The Company has grown through acquisition, completing a series of major mergers or acquisitions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to evaluate companies, products and pipeline opportunities that offer a good strategic fit and enhance shareholder value.

Strategy

Shire’s mission is to be the most valuable specialty biopharmaceutical company in the world that focuses on enabling people with life altering conditions to lead better lives. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”), and gastrointestinal (“GI”) diseases as well as opportunities in other specialty therapeutic areas to the extent they fit our strategy and/or arise through in-licensing or acquisition opportunities. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

2009 Highlights

For a full discussion of the 2009 Product, pipeline and business highlights, including:

•	the agreement in March 2009 with GSK for the co-promotion of VYVANSE for the treatment of ADHD in adults in the US;

•	the acquisition of EQUASYM IR and XL from UCB in March 2009;

•	the US approval of INTUNIV for the treatment of ADHD in children and adolescents in September 2009;

•
the submission of a New Drug Application (“NDA”) in the US in September 2009, and of a marketing authorization application to the European Medicines Agency (“EMEA”) in November 2009, for VPRIV (formerly referred to as velaglucerase alfa)  for the treatment of Type 1 Gaucher disease; and

•
the submission in December 2009 of a Biologics License Application (“BLA”) with the US Food and Drug Administration (“FDA”) for REPLAGAL for the treatment of Fabry disease. In February 2010, the FDA requested additional pharmacokinetic comparability data. As a result, Shire withdrew its December BLA filing, and, at the suggestion of the FDA, requested and received Fast Track designation. Shire immediately initiated a rolling BLA submission in February.

See “Currently marketed products” and “Products under development” below.

Financial information about operating segments

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the research and development (“R&D”), manufacture, sale and distribution of pharmaceutical products within two reportable segments: Specialty Pharmaceuticals and HGT. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues. Segment revenues, profits or losses and assets for 2009, 2008 and 2007 are presented in Note 26 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

Sales and marketing

At December 31, 2009, the Company employed 1,777 (2008: 1,596) sales and marketing staff to service its operations throughout the world, which included its major markets in the US, Europe and Canada.

Currently marketed products

The table below lists the Company’s material marketed products at December 31, 2009 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Specialty Pharmaceuticals

Products	Disease area	Owner/licensor	Key territories
Treatments for ADHD

VYVANSE (lisdexamfetamine dimesylate)	ADHD	Shire	US and Canada

INTUNIV (extended release guanfacine)	ADHD	Shire	US

EQUASYM (methylphenidate hydrochloride) immediate release (IR) and modified release (XL)	ADHD	Shire	Europe

DAYTRANA (methylphenidate transdermal system)	ADHD	Noven Pharmaceuticals, Inc. (“Noven”) (1)	US

ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

Treatments for GI diseases

PENTASA (mesalamine)	Ulcerative colitis	Shire	US

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative colitis	Giuliani SpA	US and Europe (2)
Treatments for diseases in other therapeutic areas
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(3)

CALCICHEW (calcium carbonate range)	Adjunct in osteoporosis	Nycomed Pharma AS	UK and Republic of Ireland

CARBATROL (carbamazepine extended-release capsules)	Epilepsy	Shire	US

REMINYL/REMINYL XL (galantamine hydrobromide)	Alzheimer’s disease	Synaptech, Inc. (“Synaptech”)	UK and Republic of Ireland (4)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (5)

Human Genetic Therapies

Products	Disease area	Owner/licensor	Key territory

REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(6)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II)	Shire	US, Europe, Latin America and Asia Pacific(7)

FIRAZYR (icatibant)	Hereditary angioedema (“HAE”)	Shire	Europe

(1) In August 2009 Hisamitsu Pharmaceutical Co., Inc. acquired Noven
 (2) Marketed in US as LIALDA and Europe as MEZAVANT XL, MEZAVANT or MEZAVANT LP
(3) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”)
(4) Marketed in rest of world (“RoW”) under license from Shire by Janssen Pharmaceutica N.V. (“Janssen”) (part of the J & J group of companies)
(5) Marketed by distributors in certain markets
(6) Marketed in Japan under license from Shire by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”)
(7) Marketed in Asia Pacific by Genzyme under license from Shire

Specialty Pharmaceuticals

Treatments for ADHD

ADHD is one of the most common psychiatric disorders in children and adolescents (J Am Acad Child Adolesc Psychiatry, 2007). Worldwide prevalence of ADHD is estimated at 5.3 percent (Am J Psych. 2007). In the US, approximately 7.8 percent of all school-aged children, or about 4.4 million children aged 4 to 17 years, have been diagnosed with ADHD at some point in their lives (CDC, 2005). According to the Results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is also estimated to affect 4.4 percent of US adults aged 18 to 44. When this percentage is extrapolated to the full US population aged 18 and over, Shire estimates that approximately 9.8 million adults have ADHD (based on US Census 2000 – 2005).

According to IMS, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was valued at approximately $4.7 billion for the year to December 31, 2009, an increase of 10% from the year to December 31, 2008.

VYVANSE

VYVANSE is a new chemical entity and is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine, which is therapeutically inactive until metabolized in the body.

VYVANSE for the treatment of ADHD in pediatric patients aged 6 to 12 years was approved in 2007 and is available in the US in six dosage strengths: 20mg, 30mg, 40mg, 50mg, 60mg and 70mg, all indicated for once-daily dosing.

In April 2008 the FDA approved the adult indication for VYVANSE, making it the first and only once-daily pro-drug stimulant approved to treat adults aged over 18 years with ADHD. Shire launched VYVANSE in the US for adults with ADHD in June 2008.

In February 2009 Health Canada approved VYVANSE for the treatment of ADHD in pediatric patients aged 6 to 12 years in Canada. Shire launched VYVANSE in Canada in February 2010.

In May 2009 Shire and GSK commenced working together on the co-promotion of VYVANSE for the treatment of ADHD in adults with the aim of improving recognition and treatment of adult ADHD in the US.

In October 2009 the FDA affirmed its decision to grant new chemical entity exclusivity to VYVANSE and refused to accept an Abbreviated New Drug Application (“ANDA”) submitted by Actavis Elizabeth, LLC in January 2009 for generic lisdexamfetamine dimesylate. VYVANSE has new chemical exclusivity through to February 23, 2012 and is also covered by US patents which remain in effect until June 29, 2023.

Litigation proceedings relating to the VYVANSE are in progress. For further information see ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

INTUNIV

INTUNIV is the first in a new class of approved ADHD medications, a selective alpha-2A receptor agonist indicated for the treatment of ADHD. Alpha-2A-adrenoceptors strengthen working memory networks by inhibiting cAMP-HCN channel signalling in the prefrontal cortex (Cell. 2007;129:397-410). INTUNIV is non-scheduled and has no known potential for abuse or dependence.

The FDA approved INTUNIV in September 2009 as a once daily treatment for children and adolescents aged 6 – 17 years. Shire launched INTUNIV in November 2009.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM (methylphenidate hydrochloride) IR and XL for the treatment of ADHD in children and adolescents aged 6 – 18 years.  Due to the inherent advantages of longer acting formulations in meeting the needs of children and adolescent patients, Shire intends to focus exclusively on the XL form. EQUASYM XL is commercially available in ten countries in 10mg, 20mg and 30mg strengths. EQUASYM is marketed in Mexico and South Korea under the trade name METADATE CD.

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

In 2009 and January 2010 Shire voluntarily recalled limited lots of DAYTRANA patches because certain patches did not meet their release liner removal specifications which may have resulted in some patients and caregivers having difficulties removing the liners. The voluntary recall was not due to safety issues. Shire and Noven continue to pursue enhancements to the product and to work closely with the FDA to implement changes that may improve the usability of DAYTRANA. There has been no interruption in the production of DAYTRANA.

On January 9, 2008 the FDA issued a Warning Letter to Noven which related to Noven’s manufacture of DAYTRANA.  FDA conducted a follow-up inspection of Noven in January 2009.  On May 14, 2009, Noven met with the FDA to discuss the progress and completion of corrective actions. A follow-up FDA inspection is anticipated in 2010 to verify that the items identified in the Warning Letter have been addressed and the site meets Current Good Manufacturing Standards (“GMP”) requirements.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD, which uses MICROTROL drug delivery technology and is designed to provide once daily dosing. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules and can be administered either as a capsule or sprinkled on soft food.

The FDA approved ADDERALL XR as a once-daily treatment for children aged 6 to 12 with ADHD in October 2001, for adults in August 2004 and for adolescents aged 13 to 17 in July 2005.

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire receives revenues from the supply of authorized generic ADDERALL XR to Teva and Impax. Shire also receives royalties from Impax’s sales of authorized generic ADDERALL XR and, until October 2009, received royalties from Teva’s sales of authorized generic ADDERALL XR. The launch of authorized generic versions has resulted in a decline in Shire’s product sales of branded ADDERALL XR in 2009. For further information see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing or additional clinical testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company received correspondence from the FDA in April 2006 stating that, due to the complex issues raised, which require extensive review and analysis by the FDA’s officials, a decision cannot yet be reached by the FDA. The FDA has not yet reached a decision on this Citizen Petition and did not provide any guidance as to when that decision may be reached.

Treatments for GI diseases

Ulcerative Colitis was estimated to affect approximately 1.2 million patients worldwide in 2007 according to Decision Resources, Immune and Inflammatory Disorders Study #4, Ulcerative Colitis (August 2008). Ulcerative colitis is a serious chronic inflammatory disease of the colon in which part, or all, of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for inflammatory bowel disease is with mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

PENTASA

PENTASA controlled release capsules are approved in the US and indicated for the induction of remission and for the treatment of patients with mild to moderately active ulcerative colitis.

PENTASA is an ethylcellulose-coated, controlled release capsule formulation designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. PENTASA is available in the US in 250mg and 500mg capsules.

In September 2008 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference PENTASA before they can be approved. To date the FDA has not reached a decision on this Citizen Petition.

LIALDA/MEZAVANT

LIALDA is indicated in the US for the induction of remission in patients with mild to moderately active ulcerative colitis. LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine for induction of remission. Once-daily LIALDA contains the highest commercially available mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily.

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in 2007 in the European Union (“EU”) and Canada, LIALDA/MEZAVANT is now commercially available in a total of nine countries. Further launches of MEZAVANT are planned in other countries throughout 2010, subject to the successful conclusion of pricing and reimbursement negotiations.

In April 2008 TAP Pharmaceutical Products Inc commenced co-promotion of LIALDA in the US in accordance with the co-promotion agreement entered into in March 2008. This agreement was terminated in the first quarter of 2009.

Treatments for diseases in other therapeutic areas

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in chronic kidney disease patients (“CKD”) stage 5 patients receiving dialysis and, from October 2009, is also indicated in the EU for the treatment of adult patients with CKD not on dialysis with serum phosphate > 1.78 mmol/L (5.5 mg/dL) in which a low phosphate diet alone is insufficient to control serum phosphate levels. It is estimated that there are approximately 1.5 million patients worldwide with end-stage renal disease on dialysis (Nephrol Dial Transplant, 2005). In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the blood phosphate levels can become elevated (hyperphosphatemia). The recently published Kidney Disease Improving Global Outcomes (KDIGO) guidelines recommend that serum phosphate levels in CKD patients should be managed toward normal (Kidney International, 2009). FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased.

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and 750mg and 1,000 mg dosage strength was approved in 2005. In March 2009 FOSRENOL was launched in Japan by Shire’s licensee Bayer. At December 31, 2009 FOSRENOL was commercially available in 38 countries worldwide.

Litigation proceedings relating to the Company’s FOSRENOL patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

CALCICHEW range

The CALCICHEW range of calcium and calcium/vitamin D3 supplements are indicated for the adjunctive treatment of osteoporosis in the UK and Republic of Ireland. Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. Nearly 3 million people in the UK were estimated to suffer from this condition (Bone, 2000).

Shire has licensed from Nycomed Pharma AS the exclusive rights to distribute the CALCICHEW range of products in the UK and Republic of Ireland until December 31, 2012.

CARBATROL

CARBATROL is an anti-convulsant for individuals with epilepsy. Approximately 2.7 million people in the US suffer from epilepsy, a disorder that is characterized by a propensity for recurrent seizures and is defined by two or more unprovoked seizures (CDC, 2010; Epilepsy Foundation, 2010).

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

Litigation proceedings relating to the Company’s CARBATROL patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

REMINYL and REMINYL XL

REMINYL and REMINYL XL are indicated for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type. It is estimated in a report produced by King’s College London and the London School of Economics (2007) that approximately 0.4 million people in the UK suffer from Alzheimer's disease, which affects the ability to carry out normal daily activities and affects memory, language and behavior. The disease is progressive, with death usually occurring within eight to ten years following the onset of symptoms.

REMINYL and REMINYL XL are marketed by the Company in the UK and Republic of Ireland under a royalty-bearing license from Synaptech. In the rest of the world, they are marketed by Janssen, an affiliate of J & J and the Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL, launched by the Company in the UK and Republic of Ireland in June 2005.

Litigation proceedings relating to REMINYL are in progress. For further information see ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

XAGRID

Myeloproliferative disorders (“MPDs”), including essential thrombocythemia (“ET”), are a group of diseases in which one or more blood cell types are overproduced. In the case of ET, excess numbers of platelets, which are involved in the blood clotting process, can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets, which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

XAGRID (anagrelide hydrochloride) is marketed in Europe for the reduction of elevated platelet counts in at risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has been granted orphan drug status in the EU, providing it with up to ten years market exclusivity from November 2004.

In the US anagrelide hydrochloride is sold under the trade name AGRYLIN for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN have been available in the US market since expiration of marketing exclusivity in 2005.

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

REPLAGAL is a fully human alpha-galactosidase A protein that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate the clinical manifestations of Fabry disease. In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the EU with up to ten years market exclusivity.

REPLAGAL was launched in Japan in February 2007. As part of an agreement with DSP, DSP will manage the sale and distribution of REPLAGAL in Japan. At December 31, 2009 REPLAGAL was approved in 45 countries.

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

The European Commission granted marketing authorization for the use of ELAPRASE for the long-term treatment of patients with Hunter syndrome in the EU in January 2007.

ELAPRASE received approval from the Ministry of Health, Labour and Welfare in Japan in October 2007. As part of an agreement with Genzyme, Genzyme will manage the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2009 ELAPRASE was approved in 44 countries. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMEA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

FIRAZYR

FIRAZYR is a first-in-class peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE. HAE is a debilitating and potentially life-threatening genetic disease characterized by unpredictable recurring swelling attacks in the hands, feet, face, larynx, or abdomen.

In July 2008 the European Commission granted marketing authorization for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE.  FIRAZYR has been granted orphan drug exclusivity by the EMEA, providing it with up to ten years market exclusivity in the EU.  FIRAZYR is the first HAE product to receive approval throughout the EU. FIRAZYR is approved in 33 countries globally.

Royalties received from other products

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. The table below lists these products, indicating the principal indications, the company responsible for marketing the product and the relevant territory. In 2009, GSK established a partnership with Pfizer Inc. called ViiV Healthcare that brought together the HIV portfolios of GSK and Pfizer.  ViiV Healthcare markets the HIV products licensed to GSK by the Company.

Products	Principal indications	Relevant territory/marketed by

3TC/EPIVIR (lamivudine)	HIV	Canada / Shire & ViiV Healthcare (2); RoW / ViiV Healthcare
COMBIVIR (lamivudine and zidovudine)	HIV	Canada / Shire & ViiV Healthcare; RoW / ViiV Healthcare
TRIZIVIR (lamivudine, zidovudine and abacavir)	HIV	Canada / Shire & ViiV Healthcare; RoW / ViiV Healthcare
EPZICOM/KIVEXA (lamivudine and abacavir)	HIV	Canada / Shire & ViiV Healthcare; RoW / ViiV Healthcare
ZEFFIX/EPIVIR-HBV/ HEPTOVIR(1) (lamivudine)	Hepatitis B infection	Canada / Shire & GSK; RoW / GSK
(1)  This is not a comprehensive list of trademarks for this product. The product is also marketed under other trademarks in some markets.
(2)  In 1996 Shire formed a commercialization partnership with GSK to market 3TC and Zeffix in Canada.  In 2009 GSK assigned its interest in the partnership to ViiV Healthcare.

HIV/AIDS

HIV is a retrovirus that has been recognized as the causative agent of Acquired Immunodeficiency Syndrome (“AIDS”). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

According to UNAIDS (a joint United Nations program on AIDS), in 2008 there were an estimated 33.4 million people worldwide living with HIV/AIDS, including 15.7 million women and 2.1 million children under the age of 15. In 2008 an estimated 2.7 million people became newly infected with HIV and there were 2 million AIDS related deaths. Of the new infections in 2008, 1.9 million occurred in sub-Saharan Africa, and this region accounted for 1.4 million of the deaths.

Shire has licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell lamivudine-containing anti-retroviral products (ARVs) (3TC/EPIVIR, COMBIVIR, TRIZIVIR and EPZICOM/KIVEXA). These products are now marketed by ViiV Healthcare.  In Canada lamivudine is sold by Shire in partnership with ViiV Healthcare.

In an effort to combat the AIDS epidemic in sub-Saharan Africa and reduce the cost of medicines used to treat AIDS in that region, the Company agreed in 2003 to permit GSK to enter into voluntary sub-licences in sub-Saharan Africa with generic manufacturers to make and sell the ARVs and also agreed to waive the majority of its royalty entitlements on sales of products by GSK's sub-licensees in that region. In July 2009 these sub-licenses were made royalty free. In support of Canada’s Access to Medicines Regime, the Company has also enabled a Canadian company, Apotex, to manufacture a generic fixed-dose triple combination ARV that contains lamivudine for the treatment of HIV/AIDS in Rwanda.

Generic drug companies have filed ANDAs seeking approval for COMBIVIR in the US.  GSK has filed lawsuits against both Teva and Lupin Ltd. ("Lupin"), each of whom have filed ANDAs and Paragraph IV certifications for generic versions of COMBIVIR. The lawsuit against Lupin has been stayed pending resolution of the Teva lawsuit.  Neither Teva nor Lupin have challenged the patents licensed by Shire to GSK. The thirty month stay of approval for Teva's ANDA expires in March 2010. No trial date has been set.

3TC/EPIVIR

EPIVIR is indicated in combination with other anti-retrovirals for the treatment of HIV-1 infection and was approved in the US in November 1995. Approval in Canada followed shortly after in December 1995 and in the EU in August 1996. In combination with other anti-retrovirals 3TC is used in triple and quadruple combination therapies with other nucleoside analog, protease inhibitors and non-nucleoside reverse transcriptase inhibitors (“NNRTI”).

COMBIVIR

In September 1997, the FDA authorized the marketing of COMBIVIR in the US in combination with other antiretrovirals in the treatment of HIV-1 infection.  COMBIVIR was approved for use in Europe in March 1998 and in Canada in December 1998.

TRIZIVIR

In November 2000, the FDA authorized the marketing of TRIZIVIR in the US in combination with other antiretrovirals or alone in the treatment of HIV-1 infection. TRIZIVIR was approved for use in the EU in December 2000 and in Canada in October 2001.

EPZICOM/KIVEXA

In August 2004, the FDA approved EPZICOM in the US for the use in combination with other antiretroviral agents, for the treatment of HIV-1 infection in adults. In December 2004, KIVEXA was granted a marketing authorization for adults and adolescents in the EU. KIVEXA was approved in Canada in July 2005.

Hepatitis B infection

Hepatitis B virus (“HBV”) is the causative agent of both acute and chronic forms of Hepatitis B, a liver disease that is a major cause of death and disease throughout the world. According to the WHO, in 2008 two billion people worldwide were infected with HBV. Of those infected, 350 million people are chronically infected. An estimated 600,000 persons die each year due to the acute or chronic consequences of HBV. Although vaccines to prevent infection by HBV are currently available, they have not been shown to be effective in those already infected with the virus.

ZEFFIX/EPIVIR-HBV/HEPTOVIR

ZEFFIX is an oral available treatment for chronic HBV infection associated with evidence of HBV viral replication and active liver inflammation. Use of lamivudine in HBV was approved in Canada in November 1998, followed by US approval in December 1998 and EU approval in July 1999.

The Company has licensed to GSK the worldwide rights, with the exception of Canada, to develop manufacture and sell ZEFFIX, EPIVIR-HBV and HEPTOVIR. In Canada HEPTOVIR is sold by the Company in partnership with GSK.

ADHD

ADDERALL XR

Teva and Impax commenced commercial shipment of their authorized generic versions of ADDERALL XR in April 2009 and October 2009, respectively. Shire derives revenues from the supply of authorized generic ADDERALL XR to Teva and Impax. Shire also receives royalties from the sale of authorized generic versions of ADDERALL XR. From April 2009 Shire received royalties from Teva’s sales of authorized generic versions of ADDERALL XR (these royalties ceased in September 2009) and from October 2009 Shire received royalties from Impax’s sales of authorized generic ADDERALL XR.

Dementia

REMINYL and REMINYL XL

REMINYL and REMINYL XL are indicated for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type and are sold by Shire in the UK and Republic of Ireland. In the rest of the world, they are marketed by Janssen (under the name RAZADYNE and RAZADYNE ER in the US). The Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL, which was launched by Janssen in the US in May 2005 as RAZADYNE ER. Following patent litigation in the US in respect of RAZADYNE and RAZADYNE ER, generic versions of both drugs were permitted to enter the US market in 2008.

Generic versions have also launched in Argentina, Colombia, and Poland and various extended release (XL/ER) generic versions were approved in European countries where data exclusivity has expired and patent protection expired or did not exist. There is current ongoing litigation against generic products in Greece and Spain.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of ADHD, GI and HGT. Total R&D expenditures of $638.3 million, $494.3 million and $544.6 million were incurred in the years to December 31, 2009, 2008 and 2007 respectively.

The table below lists the Company’s key products under development as of December 31, 2009 by disease areas indicating the most advanced development status reached in markets and the Company’s territorial rights in respect of each key product.

Product	Disease area	Development status at December 31, 2009	The Company’s territorial rights

SPECIALTY PHARMACEUTICALS

Treatments for ADHD

VYVANSE (lisdexamfetamine dimesylate)	ADHD	Phase 3 in EU	Global
INTUNIV (extended release guanfacine)	For use in combination with other ADHD treatments	Phase 3	Global

Treatments for GI diseases

LIALDA (mesalamine)	Maintenance of remission in ulcerative colitis	Phase 3 in the US	Global (excluding Italy and Latin America) (1)

LIALDA (mesalamine)/MEZAVANT (mesalazine)	Diverticulitis	Phase 3	Global (excluding Italy and Latin America) (1)

Treatments for diseases in other therapeutic areas

FOSRENOL (lanthanum carbonate)	CKD in pre-dialysis patients	Pre-registration in the US	Global
JUVISTA	Improvement of scar appearance in connection with both cosmetic and therapeutic surgery	Phase 3 in EU	Global (excluding EU)
VYVANSE (lisdexamfetamine dimesylate)	Non ADHD indications in adults	Phase 2	Global

SPD 535	Arteriovenous grafts in hemodialysis patients	Phase 1	Global

HUMAN GENETIC THERAPIES
Treatment for Angioedema

FIRAZYR (icatibant)	Acute HAE	Phase 3 in the US	Global

Enzyme Replacement Therapies (“ERT”)

REPLAGAL (agalsidase alfa)	Fabry disease	Registration in US	Global(2)

VPRIV (velaglucerase alfa)	Gaucher disease Type 1	Registration in US and EU	Global

HGT-1111	Metachromatic Leukodystrophy (MLD)	Phase 1/2	Global

HGT-2310	Hunter Syndrome with central nervous system symptoms, idursulfase-IT	Pre-clinical	Global (3)

HGT-1410	Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)	Pre-clinical	Global

HGT-2610	Globoid Cell Leukodystrophy (GLD, Krabbe Disease)	Pre-clinical	Global
(1)	Mochida Pharmaceutical Co., Ltd has rights to develop and sell LIALDA in Japan under license with Shire.
(2)	Marketed in Japan under license from Shire by DSP.
(3)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under licenses with Shire.

SPECIALTY PHARMACEUTICALS

Treatments for ADHD

VYVANSE for ADHD in EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the regulatory filing for VYVANSE in Europe in 2011.

INTUNIV for use in combination with other ADHD treatments
Phase 3 trials in the US are ongoing to support the efficacy and safety of INTUNIV when combined with other approved ADHD treatments.

Treatments for GI diseases

LIALDA for the maintenance of remission in ulcerative colitis in the US

Phase 3 trials investigating the use of the product to maintain remission in patients who have ulcerative colitis were initiated in 2006 for the US market and continued through 2009. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU.

LIALDA/MEZAVANT for the treatment of diverticulitis

Diverticulosis is among the most common diseases in developed countries and manifests as weaknesses or out-pouches of the bowel wall primarily in elderly populations. Approximately 15-20% of people with diverticulosis go on to develop diverticulitis which is an acute inflammation, infection and micro or macro-perforation of these out-pouches. The current standard of care requires treatment with antibiotics and depending on the frequency or severity of attacks, may require surgery. LIALDA/MEZAVANT is being investigated as a treatment to prevent recurrent attacks of diverticulitis.

Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are ongoing.

Treatments for diseases in other therapeutic areas

FOSRENOL for the treatment of pre-dialysis CKD

Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD in the US.

JUVISTA for the improvement of scar appearance
Renovo initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. If the outcome from Renovo’s multi centre, EU Phase 3 study is suitably positive, the data will be used to inform the strategy and design of Shire’s US development plan.

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

Projects in pre-clinical development

A number of additional projects are underway in the early stages of pre-clinical development for the Specialty Pharmaceuticals area, including potential programs leveraging CarrierWave technology primarily focused in the areas of pain and ADHD.  More data on these programs is expected in the second half of 2010.

HUMAN GENETIC THERAPIES

Treatments for Angioedema

FIRAZYR in HAE in the US

Prior to its acquisition by Shire, Jerini AG (“Jerini”) received a not approvable letter for FIRAZYR for use in the US from the FDA in April 2008.  In December 2008 Shire met with FDA to discuss the development of FIRAZYR. It was agreed that an additional clinical study would be required before approval could be considered and that a complete response to the not approvable letter would be filed after completion of this study.

In June 2009 Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a NDA for FIRAZYR in the US. This trial is ongoing.

ERT

REPLAGAL – for the treatment of Fabry disease

Shire has worked closely with the FDA to establish an early access program in response to the ongoing shortage of the currently marketed treatment for Fabry disease in the US. REPLAGAL is currently available to US Fabry patients under an FDA-approved treatment protocol, and the Company is also supporting emergency Investigational New Drug (“IND”) requests. REPLAGAL first received marketing authorization in the EU in 2001 and is approved for the treatment of Fabry disease in 45 countries.

On December 22, 2009, Shire submitted a BLA with the FDA for REPLAGAL, its enzyme replacement therapy for Fabry disease. In February 2010, the FDA requested additional pharmacokinetic comparability data. As a result, Shire withdrew its December BLA filing, and, at the suggestion of the FDA, requested and received Fast Track designation. Shire immediately initiated a rolling BLA submission in February.

VPRIV – for the treatment of Type 1 Gaucher Disease

VPRIV is an enzyme replacement therapy being developed for the treatment of Type 1 Gaucher disease. Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase.

On September 1, 2009 Shire completed its NDA submission to the FDA for VPRIV. On November 4, 2009 Shire announced that the FDA granted Priority Review of this application, and issued an action date of February 28, 2010. On November 24, 2009 Shire submitted a European Marketing Authorization Application (“MAA”) to the EMEA. The submission has been granted accelerated review by EMEA.

VPRIV is available ahead of its commercial launch in the US via an FDA-accepted treatment protocol and elsewhere on a pre-approval basis using the fastest mechanisms available in each jurisdiction, in response to the ongoing shortage of a currently marketed treatment for Gaucher disease.

HGT-1111 and HGT-1110 - for the treatment of Metachromatic Leukodystrophy (“MLD”)

MLD is a lysosomal storage disorder that results from a deficiency in the enzyme arylsulfatase-A. HGT-1111 has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing. Based on additional long term clinical data from the ongoing Phase 1b study in MLD, in the first quarter of 2010, Shire decided to suspend further development of an intravenous formulation of arylsulfatase-A  derived from Chinese Hamster Ovary (“CHO”) cells, also known as HGT-1111. Development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing, and preclinical studies are planned for 2010. The Shire platform for direct delivery of proteins to the CNS was advanced in the first quarter of 2010 with the initiation of intrathecal delivery of idursulfase in the Phase I/II study in Hunter Syndrome.

HGT-2310 - Hunter syndrome with central nervous system symptoms, idursulfase-IT (intrathecal delivery)

HGT 2310 is in development as an enzyme replacement therapy delivered intrathecally for Hunter syndrome for patients with central nervous system symptoms. The Company initiated a Phase I/II clinical trial in the first quarter of 2010. This product has been granted orphan designation in the US.

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an enzyme replacement therapy for the treatment of Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. Sanfilippo is an autosomal recessive genetic disease caused by a deficiency of heparan-N-sulfatase, an enzyme that degrades heparan sulfate. The accumulation of heparan sulfate in tissues causes a neurodegenerative disorder in children in which the central nervous system is primarily affected. The product has been granted orphan drug designation in the US and in the EU. The Company plans to initiate a Phase 1 clinical trial in mid-2010.

HGT-2610 for the treatment of GLD

HGT 2610 is an enzyme replacement therapy for the treatment of GLD, a lysosomal storage disorder. GLD is a rare, inherited lysosomal disorder resulting from a deficiency in the enzyme galactosylcerebrosidase. This neurodegenerative disease primarily affects infants, but can occur in adolescents and adults. GLD is caused by degradation of the myelin sheath that normally covers nerve fibers, which leads to rapid degeneration of mental and motor function in these patients. This program is in early development and preclinical studies.

Early Research Products

A number of additional projects are underway in the early stages of development for the HGT business area.

DEVELOPMENT PROJECTS DISCONTINUED DURING 2009

During 2009 the Company discontinued the following development projects, which were included within “Products under development” in the Company’s previous Annual Reports on Form 10-K:

DAYTRANA for ADHD in EU and Canada

In March 2009 and November 2009, Shire withdrew the MAA and Canadian New Drug Submission (“NDS”), respectively for DAYTRANA for the treatment of ADHD. The withdrawal of the European MAA and Canadian NDS does not impact Shire’s commitment to DAYTRANA in the US where the product has been used as a pediatric treatment for ADHD since 2006.

SPD 550 for the treatment of Celiac disease

In December 2007 Shire acquired the worldwide rights to SPD550 in markets outside of the US and Japan from Alba Therapeutics Corporation (“Alba”).  Shire terminated the collaboration agreement with effect from November 15, 2009 and Shire returned all rights to Alba.

Pharmacological Chaperone Technology

In November 2007 Shire entered into a license agreement with Amicus under which it received the rights to three compounds, PLICERA (HGT-3410) for the treatment of Gaucher disease, AMIGAL (HGT-3310) for the treatment Fabry disease and AT2220 (HGT-3510) for the treatment of Pompe disease, in markets outside the US. On October 29, 2009 Shire and Amicus mutually agreed to terminate the collaboration, with all rights returned to Amicus.

Manufacturing and distribution

Finished Product Manufacturing

The Company sources most of its specialty Pharmaceutical products from third party contract manufacturers. Most of Shire’s HGT products are manufactured in Shire’s own manufacturing facilities.

The Company currently has dual sources for VYVANSE, ELAPRASE and REPLAGAL and is developing a second source of manufacture for LIALDA. The Company sources ADDERALL XR, FOSRENOL, FIRAZYR, INTUNIV, DAYTRANA, CARBATROL, PENTASA and XAGRID from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories or developing second sources of supply.

During 2009, following a comprehensive evaluation of its operations and strategic focus, Shire decided to phase out operations at its Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland.  Over the next three years, all products currently manufactured by Shire at this site will transition to a contract manufacturer and operations and employee numbers will wind down over this period.

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its Specialty Pharmaceuticals products and the HGT product FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plant in Cambridge, Massachusetts, US for its HGT products, REPLAGAL, ELAPRASE and VPRIV.

The Company currently has a dual source of API for VYVANSE, DAYTRANA, ADDERALL XR, PENTASA and is developing one for LIALDA. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

In order to support the rapid growth of ELAPRASE, additional idursulfase manufacturing capacity is currently being added to a new Shire facility in Lexington, Massachusetts, US. Approval of the facility was granted in January 2010 from the EMEA, and is anticipated from the FDA during the first half of 2010. Shire’s supply of ELAPRASE is sufficient to support all existing patients and allow for forecasted growth.

Distribution

The Company’s US distribution center for Specialty Pharmaceuticals products, which includes a large vault to house US Drug Enforcement Administration (“DEA”) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its Specialty Pharmaceuticals products through the three major wholesalers who have a hub or distribution centers that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

The distribution and warehousing of HGT products for the US market is contracted out to specialist third party contractors.

Outside of the US physical distribution of Specialty Pharmaceuticals and HGT products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Material customers

The Company’s two largest trade customers are Cardinal Health Inc. and McKesson Corp., both of which are in the US. In 2009, these wholesale customers accounted for approximately 30% and 21% of product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support patent applications by its licensors. The markets for some of the potential products for rare genetic diseases caused by protein deficiencies are small, and, where possible, the Company has sought orphan drug designation for products directed to these markets. See “Government Regulation” below.

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. It may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following non-exhaustive list sets forth details of the granted US and EU patents pertaining to certain of the Company’s products and certain products from which the Company receives a royalty, which are owned by or licensed to the Company and that are material to an understanding of the Company's business taken as a whole. The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US 6,605,300 US 6,913,768	October 21, 2018 October 21, 2018 January 29, 2023
CARBATROL	US 5,326,570 US 5,912,013 EP 0660705	July 23, 2011 June 15, 2016 July 23, 2012
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211 US 6,153,188 US 6,541,254	March 17, 2015 August 25, 2015 September 3, 2019 November 12, 2011 November 12, 2011

FOSRENOL	US 5,968,976 US 7,078,059 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 July 5, 2021 August 26, 2024 August 26, 2024 March 19, 2016
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,083,725 US 6,395,884 US 6,458,574 EP 0750044 EP 0935651	June 24, 2014 March 31, 2015 November 5, 2011 November 5, 2011 September 12, 2017 September 12, 2017 September 12, 2017 November 5, 2012 September 12, 2017
VYVANSE	US 7,105,486 US 7,223,735	June 29, 2023 June 29, 2023

EPZICOM	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 3, 2012 May 20, 2012
LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 RE 39155 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014 January 3, 2012 May 20, 2012
TRIZIVIR	US 5,047,407 US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 382 526 EP 565 549 EP 515 157	May 17, 2010 December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2010 January 3, 2012 May 20, 2012
Note:

•
The EP patents listed above do not necessarily have a corresponding national patent registered in each EU member state. In some cases, national patents were obtained in only a limited number of EU member states. The rights granted to an EP patent are enforceable in any EU member state where the EP patent has been registered as a national patent.

•	The EP patents listed above do not reflect term extensions afforded by supplementary protection certificates (SPCs) which are available in many EU member states.

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

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures than Shire have a greater ability to fund the research and clinical trials necessary for regulatory applications, and consequently may have a better chance of obtaining approval of drugs that would then compete with Shire’s products. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products. The market share data provided below is sourced from IMS Health.

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including the launch of authorized generic versions of ADDERALL XR by Teva and Impax in 2009. This generization has resulted in a decline in sales of ADDERALL XR and in December 2009 authorized generic versions of ADDERALL XR had a 12% share of the US ADHD market. Shire’s share of the US ADHD market in December 2009 was 25.9% (2008: 32.7%)

Shire has four products within the US ADHD market:

•	ADDERALL XR, an extended release treatment for ADHD designed to provide once daily dosing, launched in 2001;

•	DAYTRANA, a methylphenidate transdermal product for the treatment of ADHD, launched in 2006;

•	VYVANSE, a stimulant pro-drug product for the treatment of ADHD, launched in 2007; and

•	INTUNIV, a non-stimulant, non-scheduled treatment for ADHD, launched in November 2009.

Many products which compete with the Company’s ADHD products in the US contain methylphenidate, including the following once-daily formulations: CONCERTA, launched in 2000 by J & J (in conjunction with Alza): METADATE CD, launched in 2001 by UCB; RITALIN LA, which is an extended release formulation of methylphenidate, launched by Novartis (in conjunction with Elan) in 2002; and FOCALIN XR, which is a long-acting formulation of dexmethylphenidate, the active ingredient of traditional methylphenidate preparations, launched by Novartis (in conjunction with Celgene Corporation) in 2005. In December 2009, CONCERTA, METADATE CD, RITALIN LA and FOCALIN XR had a 17.9%, 1.9%, 1.4% and 6.0% share of the US ADHD market, respectively.  In 2003, Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD. In December 2009, STRATTERA had a 6.3% share of the US ADHD market.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), and MEDIKINET (Medice) depending upon the country.

The Company is also aware of clinical development efforts by GSK (in collaboration with Neurosearch), Cortex Pharmaceuticals Inc., Eisai Inc., BMS (in collaboration with Otsuka), AstraZeneca (in collaboration with Targacept), CoMentis, Shionogi/Sciele (in collaboration with Addrenex), Eli Lilly, J&J, Pfizer, Merck, Schering-Plough/Organon, PsychoGenics, Supernus and Abbott to develop additional treatment options for ADHD.

GI /Ulcerative Colitis market

Ulcerative colitis is a type of Inflammatory Bowel Disease. The primary treatments for patients with ulcerative colitis are formulations containing 5-ASA. More than 88% of all ulcerative colitis patients receive treatment with 5-ASA. In March 2009, Salix launched APRISO and in July 2009, Proctor and Gamble launched ASACOL HD. At December 31, 2009 APRISO and ASACOL HD had 2.6% and 2.5% market share, respectively. Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products. In December 2009, Shire’s share of the US ulcerative colitis market was 32%.

The US oral 5-ASA market is led by Warner-Chilcott’s ASACOL. In December 2009, ASACOL had a 52.3% share of the oral 5-ASA market, declining from 58.9% in December 2008. In December 2009 Salix’s COLAZAL had a 3.7% market share, while Alaven’s DIPENTUM had a 0.8% market share.

The EU oral 5-ASA market is somewhat more fragmented. Major competitors in the UK include Warner Chilcott’s ASACOL which had a 56% share of the UK oral 5-ASA market and Ferring’s PENTASA had a 23% UK market share in November 2009. The German oral 5-ASA market is led by Dr Falk’s SALOFALK, with 57% market share, followed by Merkle’s CLAVERSAL with 17% share in November 2009. CLAVERSAL and Ferring's PENTASA are the leaders in the oral 5-ASA market in Spain with 45% and 42% market shares respectively in November 2009. Ferring's PENTASA is the market leader in France with 74% market share of the oral 5-ASA market. Norgine’s FIV-ASA had a 17% share of the French oral 5-ASA market. Overall, Warner Chilcott’s ASACOL had a 27% share of the EU G5 oral 5-ASA market (UK, Germany, Spain, Italy, and France).

Mesalamine and balsalazide (mesalamine pro-drug) products are generally protected by formulation patents only. In December 2007, the FDA denied Salix’s Citizen Petition for COLAZAL and Salix subsequently announced the launch of an authorized generic version by Watson Laboratories. This was followed by the introduction of three other generic versions of COLAZAL. Generic versions of COLAZAL had a 7.5% share of the US oral 5-ASA market in December 2009.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for GI disorders by UCB, Abbott and Centocor.

Market for the treatment of rare genetic diseases

The Company believes that the primary competition with respect to its products for rare genetic diseases is from smaller pharmaceutical and biotechnology companies. Competitors for lysosomal storage disorders include BioMarin Pharmaceutical Inc., Actelion Ltd., Protalix BioTherapeutics Inc, and Genzyme. For example, REPLAGAL competes with Genzyme’s FABRAZYME, and if approved, VPRIV would compete with Genzyme’s CEREZYME. Shire does not know of any party with an enzyme replacement therapy for the treatment of Hunter syndrome in clinical development.

FIRAZYR competes in certain European countries with CSL Behring’s BERINERT P, a human plasma-derived C1-esterase inhibitor (C1-INH) product; CSL Behring is in the process of seeking regulatory approval for Berinert P in additional European countries. In the US, Dyax Corporation’s DX-88, a plasma kallikrein inhibitor, was approved in December 2009. Other competitive products in development for HAE include Pharming Group’s RHUCIN, a recombinant version of C1-INH.

For more information on orphan drug designation, see Government regulation below.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve. The Company’s 3TC/lamivudine/EPIVIR (all licensed to GSK) is part of the Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (“NRTI”) market. TRIZIVIR, COMBIVIR and EPZICOM/KIVEXA are part of the combined NRTI market. TRUVADA (tenofovir/emtricitabine), sold by Gilead, is the market leader combination NRTI.  In addition to the two NRTI HIV markets in which lamivudine operate, there is competition from NNRTIs, Protease Inhibitors (PIs) and entry inhibitors.

TRUVADA and ATRIPLA (efavirenz/emtricitabine/tenofovir), a cross-class fixed dose combination also sold by Gilead, both represent the most direct competition to lamivudine.

Several generic drug companies have filed ANDAs seeking approval for EPIVIR, COMBIVIR, ZEFFIX and EPZICOM in the US and several tentative approvals of generic lamivudine have been issued by the FDA (see further information within “Royalties received from other products” above).

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

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the US. In the EU the review may be undertaken by the following: (i) members of the EMEA’s Committee for Medicinal Products for Human Use (“CHMP”) as part of a centralized procedure; (ii) an individual country's regulatory agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question; or (iii) a competent member state’s regulatory agency through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure for those drugs that are ineligible for a “centralized” review.

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

As a condition of approval, the regulatory agency will require that the product continue to meet regulatory requirements as to quality, safety and efficacy and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labeling. Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by an agency and discussion with the Company.

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

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand name drugs as well as abbreviated application procedures for generic versions of those drugs. Approval to manufacture these drugs is sought by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator's data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either ten (8+2) or eleven years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

In the US, the DEA also regulates the national production and distribution of Scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As Schedule II drugs, the production and distribution of Shire’s ADHD products are strictly controlled.

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

Regulatory Developments

In the US various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines and increases in required rebates or discounts. Similar issues exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities.

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

In September 2007 the Food and Drug Administration Amendments Act of 2007 was signed into law. It contains a wide range of changes affecting the pharmaceutical industry covering issues relating to fees associated with application approval, drug safety and risk management, direct to consumer advertising, clinical trial and clinical trial result disclosure.

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

In the US, several factors outside Shire’s control could significantly influence the sale price of pharmaceutical products, including: the continued push for major healthcare reform in the US and the uncertainty that entails for pharmaceutical companies; Medicare Part D prescription drug plans; new Medicare Part B reimbursement rules; the increase in states seeking supplemental Medicaid rebates; the ongoing trend toward managed healthcare; and the renewed focus on reducing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs.

Similar developments may take place in the EU markets, where the emphasis will likely be on national price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not yet established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products in the EU. Limits on reimbursement available from third party payers may reduce the demand for the Company’s products. Price applications in Europe must be conducted on a country-by-country basis. The slow pace of the process in some countries have delayed launches of products otherwise approved for up to two years and, in occasional situations, prevented launch. As a consequence the Company’s estimated dates for product launches may be subject to change.

Corporate Responsibility

The Company continues to develop its approach to corporate responsibility; the Shire Responsibility Co-ordination Team (“the Team”) comprises representatives from, among others, R&D, HR, Environment Health & Safety, Compliance & Risk Management, Facilities, Marketing and Corporate Communications. The Chairperson of the Team is Shire’s General Counsel, Tatjana May. The Team determines the Company’s overall Corporate Responsibility strategy, which is approved by its Board of Directors, and then works with the businesses and functions to set and monitor objectives which support the strategy. The Team meets at least three times a year to discuss and monitor progress. An annual Corporate Responsibility highlights report is published in hard copy; Shire also has a section on its website dedicated to providing information and ongoing updates on the Team’s work, initiatives and achievements that illustrate how committed Shire is to being responsible.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. At December 31, 2009 the Company had 3,875 employees.

Available information

The Company maintains a website on the World Wide Web at www.shire.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov in a document, and for Annual Reports on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q from the period ended June 30, 2009 in a XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

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

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

The Company’s key products may not be a commercial success

The commercial success of the Company’s key products - ELAPRASE, VYVANSE, LIALDA/MEZAVANT, PENTASA, FOSRENOL, REPLAGAL, INTUNIV, as well as other new products that the Company may launch in the future, including VPRIV, will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of additional marketing approvals, the scope of marketing approvals as reflected in the product’s label, the countries in which such approvals are obtained, the authorization of price and reimbursement in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company may not be able to grow its product revenues as quickly as anticipated if any or all of the following occur:

•
if competitive products are genericized or if the prices of competitor products are otherwise reduced significantly, the prescribing of treatments for the indications that the Company’s products treat could be adversely affected;

•	if there are unanticipated adverse events experienced with the Company’s products not seen in clinical trials that impact the physician’s willingness to prescribe the Company’s products;

•
if issues arise from clinical trials being conducted for post marketing purposes or for registration in another country or if regulatory agencies in one country act in a way that raises concerns for regulatory agencies or for prescribers or patients in another country;

•	if patients, payors or physicians favor other treatments over the Company’s products;

•	if government regulation is stricter for the Company’s products than for other treatments;

•
if the Company’s products suffer a loss of patent protection or competitors successfully challenge or circumvent the Company’s patents or regulatory exclusivity (See ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for details of current patent litigation);

•	if planned geographical expansion into emerging markets is not successful; or

•	if the size of the patient populations for the Company’s products are less than expected or the Company fails to identify new patients for its products.

If the Company is unable to commercialize any of its key products successfully, there may be a material adverse effect on the Company’s revenues, financial condition and results of operations.

In addition, the Company derives significant revenues and earnings from mature portfolio products (whether or not promoted) including CARBATROL, DAYTRANA, CALCICHEW, REMINYL and XAGRID.  Sales of these products could decrease as a result of any or all of the following:

•
if competitive products are genericized or if the prices of competitor products are otherwise reduced significantly, the prescribing of treatments for the indications that the Company’s products treat could be adversely affected;

•	if there are unanticipated adverse events experienced with the Company’s products not seen in clinical trials that impact the physician’s willingness to prescribe the Company’s products;

•	if patients, payers or physicians favor other treatments over the Company’s products;

•
if the Company’s products suffer a loss of patent protection or competitors successfully challenge or circumvent the Company’s patents or regulatory exclusivity (See ITEM 3 Legal Proceedings and Note 23(d), “Commitments

and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for details of current patent litigation); and

•	decreased consumer demand or acceptance.

Unanticipated decreases in revenues from ADDERALL XR could significantly reduce the Company’s revenues and earnings.

In the year ended December 31, 2008 sales of ADDERALL XR were $1,101.7 million, representing approximately 36% of the Company’s total revenues.  In the year to December 31, 2009 sales of ADDERALL XR declined 43% to $626.5 million, representing approximately 21% of the Company’s total revenues. This decline resulted directly from the launch by Teva and Impax of authorized generic versions of ADDERALL XR in April and October 2009, respectively. The Company sells the authorized generic version of ADDERALL XR to Teva and Impax and currently receives royalties from Impax on the sale of its authorized generic. Shire continues to sell the branded version of ADDERALL XR.

Factors that could negatively impact total revenue from ADDERALL XR include, but are not limited to:

•	faster than anticipated erosion of ADDERALL XR sales and elimination of the Impax royalty as a result of FDA approval of additional generic competitors;

•	issues impacting the production of ADDERALL XR or the supply of amphetamine salts including, but not limited to, the ability to get sufficient quota from the US DEA;

•	changes in reimbursement policies of third-party payers;

•	changes to the level of sales deductions for ADDERALL XR for private or public payers; and

•
if the Centers for Medicare and Medicaid Services, (“CMS”) disagree with the Company's interpretation as to how shipments of authorized generic ADDERALL XR should be included in the Medicaid rebate calculation and require the Company to apply an alternative interpretation of the Medicaid rebate legislation. For further details, see ITEM 7: Management’s discussion and analysis of financial condition and results of operations.

Any decrease in royalties derived from the sales of 3TC and ZEFFIX could significantly reduce earnings

The Company receives royalties from GSK on the worldwide sales of 3TC and ZEFFIX. In 2009, the Company's royalty income relating to 3TC and ZEFFIX sales was $164.0 million (2008: $180.5 million; 2007: $186.3 million). Any factors that decrease sales of 3TC and ZEFFIX by GSK could significantly reduce the Company's royalty revenue, and results of operations. These include:

•
loss of patent protection or ability of competitors to challenge or circumvent patents (See ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for details of current patent litigation);

•	reduction in the production of 3TC and ZEFFIX;

•	technological advances;

•	government action/intervention;

•	public opinion towards AIDS treatments; and

•	product liability claims.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for the Company's products may impact future revenues and earnings

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for pharmaceutical products. Changes to governmental policy or practices could adversely affect the Company's revenues, financial condition and results of operations. In addition, the reimbursement of treatment established by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations are under downward pressure and this, in turn, could impact on the prices at which the Company can sell its products.

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

The prices for certain of the Company's products when commercialized, in particular products for the treatment of rare genetic diseases such as REPLAGAL, ELAPRASE and VPRIV, may be high compared to other pharmaceutical products. The Company may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for its products, particularly those with a high cost of treatment. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for such products may adversely affect the Company’s revenues, financial condition and results of operations.

A disruption to the product supply chain may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis

The Company sources its products from third party contract manufacturers, and for certain products has its own manufacturing capability. In the event of either the Company's failure or the failure of any third party contract manufacturer to comply with mandatory manufacturing standards (often referred to as ‘Current Good Manufacturing Standards’ or cGMP) in the countries in which the Company sells or intends to sell or have its products sold, the Company may experience a delay in supply or be unable to market or develop its products.

The Company dual-sources certain key products and/or active ingredients. However, the Company currently relies on a single source for production of the final drug product for each of DAYTRANA, FIRAZYR, LIALDA/MEZAVANT, PENTASA, REMINYL and XAGRID and relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, REMINYL, REPLAGAL and XAGRID.

In the event of financial failure of a third party contract manufacturer or the failure of the third party manufacturer to comply with its contractual obligations, the Company may experience a delay in supply or be unable to market or develop its products. This could have a material adverse affect on the Company's financial condition and results of operations.

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

The Company uses bovine-derived serum sourced from New Zealand and North America in the manufacturing process for ELAPRASE. The discovery of additional cattle in North America or the discovery of cattle in New Zealand with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on these products, or prohibit the Company from using these products at all in such countries.

The actions of certain customers can affect the Company's ability to sell or market products profitably, as well as impact net sales and growth comparisons

A small number of large wholesale distributors control a significant share of the US and certain European markets. In 2009, for example, approximately 51% of the Company's product sales were attributable to two customers in the US; McKesson Corp. and Cardinal Health, Inc. In the event of financial failure of any of these customers, the Company may suffer financial loss and a decline in revenues and earnings. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations. A significant portion of the Company’s Specialty Pharmaceuticals product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the US and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors. In addition, a significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition and results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the FDA, the US Department of Justice and the DEA in the US. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such regulatory authorities could result in the distraction of senior management for prolonged periods of time, significant defence costs, substantial monetary penalties and require extensive government monitoring of Company activities in the future. As an example on September 23, 2009 the Company received a subpoena from the US Department of Health and Human Services Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania, seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. Shire is cooperating and responding to this subpoena.

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

RISK FACTORS RELATED TO THE PHARMACEUTICAL INDUSTRY IN GENERAL

The actions of governments, industry regulators and the economic environments in which the Company operates may adversely affect its ability to develop and market its products profitably

Changes to laws or regulations impacting the pharmaceutical industry, in any country in which the Company conducts its business, may adversely impact the Company's revenues, financial condition and results of operations. In particular, changes to the regulations relating to orphan drug status may affect the exclusivity granted to products with such designation.

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

The successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical or clinical tests may show the product to lack safety or efficacy;

•
delays may be caused by slow enrollment in clinical studies; additional clinical supplies requirements; extended length of time to achieve study endpoints; additional time requirements for data analysis or dossier preparation; discussions with regulatory agencies, including regulatory agency requests for additional preclinical or clinical data; delays at regulatory agencies due to staffing or resource limitations; analysis of or changes to study design; unexpected safety, efficacy, or manufacturing issues. Delays may arise from shared control with collaborative partners in the planning and execution of the product development, scaling of the manufacturing process, or getting approval for manufacturing;

•	manufacturing issues, pricing, reimbursement issues, or other factors may render the product economically unviable;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; and

•	failure to receive necessary regulatory approvals.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If the Company’s large-scale or late state clinical trials for a product are not successful, the Company will not recover its substantial investments in that product.

In addition, even if the products receive regulatory approval, they remain subject to ongoing regulatory requirements, including, for example, obligations to conduct additional clinical trials or other non-clinical testing, changes to the product label, new or revised requirements for manufacturing, written notifications to physicians, or product recalls or withdrawals. Further, a number of the Company’s products that treat ADHD contain controlled substances and are subject to regulation by the US DEA and equivalent agencies in other countries.

The failure of a strategic partner to develop and commercialize products could result in delays in approval or loss of revenue

The Company enters into strategic partnerships with other companies in areas such as product development and sales and marketing. In these partnerships, the Company is sometimes dependent on its partner to deliver results. While these partnerships are supported by contracts, the Company may not exercise direct control. If a partner fails to perform or experiences financial difficulties, the Company may suffer a delay in the development, a delay in the approval or a reduction in sales or royalties of a product.

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds. The Company also expends significant resources on research and development. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's financial condition. The failure of these efforts to result in the development of products appropriate for testing in human clinical trials could have a material adverse effect on the Company's revenues, financial condition and results of operations.

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

Patents and patent applications covering a number of the technologies and processes owned or licensed to the Company have been granted, or are pending in various countries, including the US, Canada, major European countries and Japan. The Company intends to enforce vigorously its patent rights and believes that its partners intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to the Company's products or technologies. The Company's patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect the Company's products and technology or that such patents will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for details of current patent litigation).

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

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company's reputation, the withdrawal of the product and legal action against the Company

Unanticipated side effects or unfavorable publicity from complaints concerning any of the Company's products, or those of its competitors, could have an adverse effect on the Company's ability to obtain or maintain regulatory approvals or successfully market its products. The testing, manufacturing, marketing and sales of pharmaceutical products entails a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. If, in the absence of adequate insurance coverage, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance when available, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will be available. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about the Company's products and business and inhibit or prevent commercialization of other products.

Loss of highly qualified management and scientific personnel could cause the Company subsequent financial loss

The Company faces competition for highly qualified management and scientific personnel from other companies, academic institutions, government entities and other organizations. It may not be able to successfully attract and retain such personnel. The Company has agreements with a number of its key scientific and management personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for its activities could have an adverse effect on the Company's business.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as of December 31, 2009:

Location	Use	Approximate Square Footage	Owned or Leased
Dublin, Ireland	Office accommodation	16,000	Leased
Basingstoke, Hampshire, UK	Office accommodation	148,000	Owned/Leased
Wayne, Pennsylvania, US	Office accommodation (Specialty Pharmaceuticals Headquarters)	375,000	Leased
Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased
Owings Mills, Maryland, US	Manufacturing facility and technology center	90,000	Owned
Cambridge, Massachusetts, US	Office accommodation (Shire HGT Headquarters) and laboratories	181,000	Leased
Cambridge, Massachusetts, US	Laboratories and manufacturing facility	29,000	Leased
Cambridge, Massachusetts, US	Office accommodation	34,000	Leased
Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	244,000	Leased
Lexington, Massachusetts, US	Manufacturing facility and office accommodation	200,000	Owned
North Reading, Massachusetts, US	Warehousing facility	92,000	Leased
Belmont, Massachusetts, US	Warehousing facility	16,000	Leased
Montreal, Canada	Office accommodation	35,000	Leased
Berlin, Germany	Office accommodation	16,500	Leased
Sao Paolo, Brazil	Office accommodation	14,000	Leased

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world. At December 31, 2009 all the above sites were utilized by the Company with the exception of part of the Company’s site at Lexington, Massachusetts, which is undergoing significant alterations and construction of additional facilities. In addition, Shire has properties at Newport, Kentucky, Rockville, Maryland and Randolph, Massachusetts which are not fully utilized.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

In addition, information on legal proceedings relating to products from which the Company receives royalties (to which, the Company is not party) is included within ITEM 1: Business of this Annual Report.

ITEM 4: [Reserved]

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

The Company’s ordinary shares are traded on the London Stock Exchange (“LSE”).

The following table presents the closing mid-market quotation per ordinary share of Shire plc as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2009
1st Quarter	10.65	7.80
2nd Quarter	9.19	8.03
3rd Quarter	10.93	8.23
4th Quarter	12.16	10.01

Year to December 31, 2008
1st Quarter (1)	11.94	8.60
2nd Quarter (1)	10.30	7.67
3rd Quarter	10.00	7.12
4th Quarter	10.34	6.91

The total number of record holders of ordinary shares of Shire plc on February 18, 2010 was 5,123. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire plc. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by JPMorgan Chase Bank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 18, 2010 the proportion of ordinary shares represented by ADRs was 9.76% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2009
1st Quarter	47.53	32.02
2nd Quarter	42.91	36.04
3rd Quarter	53.24	40.25
4th Quarter	59.80	48.89

Year to December 31, 2008
1st Quarter (1)	69.72	51.95
2nd Quarter (1)	60.60	45.12
3rd Quarter	55.50	43.63
4th Quarter	48.48	32.74

The number of record holders of ADSs in the US on February 18, 2010 was 1,054. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

(1) On May 23, 2008 a Scheme of Arrangement (the “Scheme”) became effective whereby Shire plc became the holding company of the former holding company of the Shire group, now called Shire Biopharmaceutical Holdings (“Old Shire”). Pursuant to the Scheme, holders of ordinary shares of Old Shire received one ordinary share of the Shire plc for each ordinary share of Old Shire held at 5.30pm (GMT) on May 22, 2008. The ordinary shares of the Shire plc were admitted to the Official List and to trading on the LSE at 8.00am (GMT) on May 23, 2008. The listing of the ordinary shares of Old Shire was cancelled at the same time.  ADSs each represent three ordinary shares of Shire plc. As a result of the Scheme, ADSs representing three ordinary shares of Old Shire were replaced by ADSs representing three ordinary shares of Shire plc on a one-for-one basis. Dealings in ADSs representing ordinary shares of Shire plc on NASDAQ Global Select Market commenced at 9.30am (EST) on May 23, 2008. ADSs representing ordinary shares of Old Shire were cancelled at the same time.  The quotations given in the tables in this Item 5 for the period prior to May 23, 2008 relate to, respectively, ordinary shares of Old Shire and ADSs representing ordinary shares of Old Shire.

Dividend policy

A first interim dividend for the first half of 2009 of 2.147 US cents (1.302 pence) per ordinary share, equivalent to 6.441 US cents per ADS, was paid in October 2009. The Board has resolved to pay a second interim dividend of 9.250 US cents (5.910 pence) per ordinary share equivalent to 27.750 US cents per ADS for the six months to December 31, 2009.

A first interim dividend for the first half of 2008 of 2.147 US cents (1.085 pence) per ordinary share, equivalent to 6.441 US cents per ADS, was paid in October 2008. A second interim dividend for the second half of 2008 of 7.761 US cents (5.469 pence) per ordinary share equivalent to 23.283 US cents per ADS was paid in April 2009.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share. It is intended that the first interim payment each year should be the higher of the previous year’s first interim USD dividend and the USD equivalent of the previous year’s first GBP interim dividend. Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined. Any dividend growth will come through increasing the second interim dividend in a financial year.

Income Access Share Arrangements (“IAS Trust”)

Shire has put into place the IAS Trust which enables Shire ordinary shareholders, other than Shire ADS holders, to elect to receive their dividends either from a company resident for tax purposes in the Republic of Ireland or from a Shire group company resident for tax purposes in the UK.

Old Shire has issued one income access share to the IAS Trust which is held by the income access share trustee. The mechanics of the arrangements are as follows:

i)
If a dividend is announced or declared by Shire plc on the Shire ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the income access share trustee, and such amount is paid by the income access share trustee to the Shire ordinary shareholders who have elected (or are deemed to have elected) to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire to such Shire ordinary shareholders will be reduced by an amount equal to the amount paid to such Shire ordinary shareholders by the income access share trustee.

ii)
If the dividend paid on the income access share and on-paid by the income access share trustee to the Shire ordinary shareholders is less than the total amount of the dividend announced or declared by Shire on the Shire ordinary shares, Shire will be obliged to pay a dividend on the Shire ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the Shire ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)
A Shire ordinary shareholder is entitled to make an income access share election such that he will receive his dividends (which would otherwise be payable by Shire) under these arrangements from Old Shire.

iv)
A Shire ordinary shareholder who holds 25,000 or fewer Shire ordinary shares at the first record date after he first becomes a Shire ordinary shareholder, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire articles of association) such that he will receive his dividends under these arrangements from Old Shire.

The ADS Depositary has made an election on behalf of all holders of Shire ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of Shire ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he must withdraw his Shire ordinary shares from the Shire ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire ordinary shares. This will enable him to receive dividends from Shire (if necessary, by making an election to that effect).

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the income access share trustee for the benefit of all Shire ordinary shareholders who make (or are deemed to make) an income access share election in an amount equal to what would have been such Shire ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election. If any dividend paid on the income access share and or paid to the Shire ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the Shire ordinary shareholders and Shire will pay the balance to these Shire ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire in respect of, and Old Shire and Shire will not compensate those Shire ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

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

In the year ended December 31, 2009 Old Shire paid dividends totaling $45.9 million (2008: $7.2 million) on the income access share to the income access share trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

Distributable Reserves

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

For dividends paid by Old Shire on the income access share to the income access share trustee, the ability of Old Shire to pay dividends is determined under English law. As a matter of English law Old Shire can only pay dividends out of its distributable profits, which are the accumulated realized profits of Old Shire and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital.

Equity Compensation Plan Information

Equity compensation plan information is incorporated herein by reference to ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters of this Annual Report.

Performance Graph

For a graph comparing the cumulative total return to our stockholders during the five years ending December 31, 2009 to that of the Financial Times and the London Stock Exchange 100 index and a comparator group of companies, please refer to ITEM 11: Executive Compensation – Directors’ Remuneration Report.

ITEM 6: Selected financial data

The selected consolidated financial data presented below at December 31, 2009 and 2008 and for the three years to December 31, 2009, 2008 and 2007 were derived from the audited consolidated financial statements of the Company, included herein. Subject to the impact of the restatement discussed below, the selected consolidated financial data presented below at December 31, 2007, 2006 and 2005 and for the two years ended December 31, 2006 and 2005 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The consolidated financial data at December 31, 2008, 2007, 2006 and 2005 has been restated. The effect of this restatement for the years to December 31, 2008 and 2007 was to reduce the Company’s non-current deferred tax liabilities and accumulated deficit and for the years to December 31 2006 and 2005 was to increase the Company’s non-current deferred tax assets and retained earnings by $29.0 million at each period end (as the misstatement arose prior to January 1, 2005). The restatement does not affect the Company’s net income or loss or cash flows in any of the aforementioned years.  For further information, see note 32 to the consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2009	2008	2007	2006	2005
	$’M	$’M	$’M	$’M	$’M
Statement of Operations:
Total revenues	3,007.7	3,022.2	2,436.3	1,796.5	1,599.3
In-process R&D	(1.6)	(263.1)	(1,866.4)	-	(815.0)
Gain on sale of product rights	6.3	20.7	127.8	63.0	-
Other operating expenses(1)	(2,392.2)	(2,367.8)	(2,076.8)	(1,576.3)	(1,309.2)
Operating income/(loss)	620.2	412.0	(1,379.1)	283.2	(524.9)
Total other income/(expense), net(2)	22.8	(146.4)	(19.0)	33.6	33.2
Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	643.0	265.6	(1,398.1)	316.8	(491.7)
Income taxes	(138.5)	(98.0)	(55.5)	(84.9)	(88.8)
Equity in (losses)/earnings of equity method investees, net of taxes	(0.7)	2.4	1.8	5.7	(1.0)

Income/(loss) from continuing operations, net of taxes	503.8	170.0	(1,451.8)	237.6	(581.5)
(Loss)/gain from discontinued operations, net of tax	(12.4)	(17.6)	-	40.6	-
Gain on disposition of discontinued operations, net of tax	-	-	-	-	3.1
Net income/(loss)	491.4	152.4	(1,451.8)	278.2	(578.4)

Add: net loss attributable to the noncontrolling interest in subsidiaries	0.2	3.6	-	-	-
Net income/(loss) attributable to Shire plc	491.6	156.0	(1,451.8)	278.2	(578.4)

Earnings per share – basic
Income/(loss) from continuing operations	93.2c	32.1c	(268.7c )	47.2c	(116.2c )
(Loss)/gain from discontinued operations	(2.3c )	(3.3c )	-	8.1c	0.6c
Earnings/(loss) per ordinary share - basic	90.9c	28.8c	(268.7c )	55.3c	(115.6c )
Earnings/(loss) per share – diluted
Income/(loss) from continuing operations	91.9c	31.8c	(268.7c )	46.6c	(116.2c )
(Loss)/gain from discontinued operations	(2.2c )	(3.2c )	-	8.0c	0.6c
Earnings/(loss) per ordinary share - diluted	89.7c	28.6c	(268.7c )	54.6c	(115.6c )

(1)	The following items are included within Other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $43.4 million, $nil, $155.9 million, $80.5 million and $50.0 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005 respectively;

•	Costs of $62.9 million associated with the termination of the Women’s Health Development agreement with Duramed Pharmaceuticals, Inc (“Duramed”) in the year to December 31, 2009; and

•	Costs of $149.9 million on the cessation of commercialization of DYNEPO in the year to December 31, 2008.

(2)	The following items are included within Total other income/(expenses), net:

•	Gains on sale of non-current investments of $55.2 million, $9.4 million, $0.1 million, $nil and $3.9 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005 respectively;

•
Other than temporary impairment charges for available-for-sale investments of $0.8 million, $58.0 million, $3.0 million, $0.3 million and $0.4 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005 respectively; and

•
Interest expense in respect of the Transkaryotic Therapies, Inc. (“TKT”) appraisal rights litigation of $nil, $87.3 million, $28.0 million, $24.6 million and $7.7 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005 respectively.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of
shares (millions):	2009		2008		2007		2006		2005
Basic	540.7		541.6		540.3		503.4		500.2
Diluted	548.0		545.4		540.3		509.3		500.2
Cash dividends declared and paid per ordinary share	9.908	c	8.616	c	7.3925	c	6.3536	c	5.6746	c

December 31,

		Restated[1]
	2009	2008	2007	2006	2005
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	1,570.2	1,044.4	1,696.8	1,810.3	1,312.2
Total assets	4,617.5	3,933.7	4,330.1	3,355.4	2,685.2
Total current liabilities	1,020.0	823.8	1,262.2	1,332.0	965.4
Non-current liabilities	1,685.0	1,782.4	1,811.9	52.1	43.5
Total liabilities	2,705.0	2,606.2	3,074.1	1,384.1	1,008.9
Total equity	1,912.5	1,327.5	1,256.0	1,971.3	1,676.3

(1)
Non current liabilities and Total equity at December 31, 2008 and 2007 and Total assets and Total equity at December 31, 2006 and 2005 have been restated by $29.0 million. For further information, see Note 32 to the consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules.

ITEM 7: Management’s discussion and analysis of financial condition and results of operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV of this Annual Report.

Overview

Shire’s mission is to be the most valuable specialty biopharmaceutical company in the world that focuses on enabling people with life altering conditions to lead better lives. Shire focuses its business on ADHD, HGT and GI diseases as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and requiring relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the development, manufacture, sale and distribution of pharmaceutical products within two reporting segments: Specialty Pharmaceuticals and HGT. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	90% (2008: 91%) of total revenues are derived from product sales, of which 79% (2008: 83%) within Specialty Pharmaceuticals and 21% (2008: 17%) within HGT; and

•	9% of total revenues are derived from royalties (2008: 8%).

Shire’s strategic objectives are set using a balanced scorecard approach. Strategic and operational objectives are set at the corporate level and cascaded to the segment (Specialty Pharmaceuticals / HGT), therapeutic area and functional levels so that these objectives are aligned with the corporate objectives. The Company therefore takes a fully integrated approach to strategic management and uses key performance indicators (“KPIs”) to measure the achievement of these objectives. For 2009, Shire’s corporate KPIs included certain financial and non financial measures.

The markets in which the Company conducts its business are highly competitive and highly regulated. The health care industry is experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•	increased R&D costs as development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	governments and healthcare systems favoring earlier entry of low cost generic drugs; and

•	higher marketing costs due to competition for market share.

Shire’s strategy to become the leading specialty biopharmaceutical company has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market.  The acquisition in 2005 of TKT (and the consequent establishment of our HGT business) and the acquisition of EQUASYM in 2009 (which facilitated immediate access to the European ADHD market) provided Shire with the platforms to increase its presence in Europe and RoW, thereby working towards diversifying the risk associated with being reliant on one geographic market. In 2009 the HGT business derived more than 75% of its revenues from outside of the US.  In addition to the marketed products and products in development obtained through the acquisition of TKT (ELAPRASE, REPLAGAL and VPRIV), Shire has made significant progress on a path to geographic diversification with additional development and commercialization activities in 2009, including:

•	continued roll-out of ELAPRASE in certain Latin American and RoW countries;

•	continued roll-out of MEZAVANT, FOSRENOL and FIRAZYR in Europe; and

•	the entering into a licensing arrangement for LIALDA/MEZAVANT in Japan.

Shire’s long-term mission is to increase the proportion of its product sales from outside of the US and outside of the US, UK, Germany, France, Italy, Spain and Canada by 2015. Shire has late stage development activities ongoing which are expected to further supplement the diversification of revenues in the future, including:

•	VYVANSE launches in Canada and Latin American countries and the registration program for approval in the EU;

•	VPRIV launches in the EU and certain Latin American countries;

•	the continued roll out of FIRAZYR in certain European and Latin American countries;

•	LIALDA/MEZAVANT diverticulitis registration program; and

•	the continued roll-out of FOSRENOL, LIALDA/MEZAVANT and EQUASYM in EU and RoW countries.

R&D

Over the last five years Shire has focused its R&D efforts on products in its core therapeutic areas, which meet the needs of the specialist physician, and has concentrated its resources on obtaining regulatory approval for later-stage pipeline products within these core therapeutic areas.

Evidence of the successful execution of this strategy can be seen from the progression of the Company’s development pipeline over the last five years. Since January 2005, several products have received regulatory approval; in the US, DAYTRANA and ELAPRASE in 2006, LIALDA and VYVANSE in 2007, and INTUNIV in 2009; in the EU, FOSRENOL in 2005, ELAPRASE and MEZAVANT in 2007. The Company had VPRIV in registration in the US and EU and filed a BLA for REPLAGAL in the US at December 31, 2009. In February 2010, Shire withdrew its December BLA filing for REPLAGAL and at the suggestion of the FDA, requested and received Fast Track designation. Shire immediately initiated a rolling BLA submission in February.

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. R&D costs in 2010 will include expenditure on several pre-clinical to Phase 3 studies for products in development and Phase 3(b) and Phase 4 studies to support recently launched products in the Specialty Pharmaceuticals and HGT businesses, together with the development of new projects in both the Specialty Pharmaceuticals and HGT businesses. For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations as generic manufacturers may enter the market.  Generic manufacturers often do not need to complete extensive clinical studies when they seek registration of a copy product and accordingly, they are generally able to sell the Company’s drugs at a much lower price.

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR. During the year to December 31, 2009 the Company’s sales of ADDERALL XR declined by 43% to $626.5 million, representing 21% of total revenues in 2009 (2008: 36%).  As discussed in ITEM 1: Business, the FDA has not yet reached a decision on the Citizen’s Petition for ADDERALL XR which was filed in October 2005. Any FDA decision which does not require generic follow-on products to require bio-equivalence or additional clinical testing could lead to additional generic competition for ADDERALL XR.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its FOSRENOL and CARBATROL patents, as well as the patents for certain other products. During 2009 Shire settled certain legal proceedings relating to ADDERALL XR and CARBATROL. Shire has also intervened in a lawsuit brought by Actavis Elizabeth LLC against the FDA concerning FDA’s decision to grant VYVANSE new chemical entity regulatory exclusivity. For more detail of current patent litigation, see ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

Business Development

As a result of the issues associated with the loss or expiry of patent protection or loss of data exclusivity, Shire seeks to focus its business development activity on the acquisition and in-licensing of products and projects which have the benefit of long-term patent protection and/or data exclusivity.

During 2009, in addition to acquiring the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL from UCB and entering into a research collaboration with Santaris for the development of its LNA drug platform technology, Shire also acquired the remaining interests in Jerini AG (having acquired more than 98% of the voting interests of Jerini in 2008). In 2008 Shire also acquired the global rights to METAZYM, a clinical candidate arylsulfatase-A, from Zymenex. In 2007 the Company acquired New River and through the New River acquisition obtained control of the commercialization of VYVANSE.

Organization and Structure

During 2008, the Company undertook a court sanctioned Scheme of Arrangement, establishing Shire plc, a Company incorporated in Jersey (Channel Islands) as the new Shire holding company. For further details on the Scheme of Arrangement see Note 2 to the Company’s consolidated financial statements in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

Results of operations for the years to December 31, 2009 and 2008

Key financial highlights for the year to December 31, 2009 are as follows:

•	product sales excluding ADDERALL XR increased by 25% to $2,067.2 million (2008: $1,652.5 million) following continued strong growth from VYVANSE, LIALDA/MEZAVANT, ELAPRASE and REPLAGAL;

•
product sales including ADDERALL XR decreased by 2% to $2,693.7 million (2008: $2,754.2 million) due to the expected decline in ADDERALL XR products sales following the launch of authorized generic versions by Teva and Impax, with the strong performance in Shire's other products offsetting the decrease;

•
total revenues decreased marginally to $3,007.7 million in 2009 (2008: $3,022.2 million) as the increase in product sales excluding ADDERALL XR and royalty income received on Teva and Impax’s sales of authorized generic ADDERALL XR offset the decline in ADDERALL XR product sales;

•	operating income in 2009 increased by 51% to $620.2 million, (2008: $412.0 million); and

•	net income attributable to Shire plc increased by $335.6 million to $491.6 million (2008: $156.0 million) and diluted earnings per ordinary share increased to 89.7c in 2009 (2008: 28.6c).

Further detail on the results of operations for the years to December 31, 2009 and 2008 is provided below:

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2009	2008	Change
	$'M	$'M	%
Product sales	2,693.7	2,754.2	-2
Royalties	292.5	245.5	+19
Other revenues	21.5	22.5	-4
Total	3,007.7	3,022.2	-

Product sales

			Product sales	Non-GAAP CER	US prescription	Exit market
Year to December 31,	2009	2008	growth	growth	growth(1)	share (1)
	$'M	$'M	%	%	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	504.7	318.9	+58	+58	+65	13
DAYTRANA	71.0	78.7	-10	-10	-13	1
EQUASYM	22.8	-	n/a	n/a	n/a	n/a	(2)
INTUNIV	5.4	-	n/a	n/a	n/a	1	(3)
ADDERALL XR	626.5	1,101.7	-43	-43	-42	8

GI
PENTASA	214.8	185.5	+16	+16	-2	16
LIALDA / MEZAVANT	235.9	140.4	+68	+69	+43	18

General Products
FOSRENOL	184.4	155.4	+19	+23	-2	8
CALCICHEW	43.7	52.8	-17	-3	n/a	n/a	(3)
CARBATROL	82.4	75.9	+9	+9	-4	55
REMINYL/REMINYL XL	42.4	34.4	+23	+42	n/a	n/a	(3)
XAGRID	84.8	78.7	+8	+16	n/a	n/a	(2)
Other product sales	19.4	50.1	-61	-59	n/a	n/a	(3)
	2,138.2	2,272.5	-6
Human Genetic Therapies
ELAPRASE	353.1	305.1	+16	+20	n/a	n/a	(3)
REPLAGAL	193.8	176.1	+10	+16	n/a	n/a	(2)
FIRAZYR	6.1	0.5	n/a	n/a	n/a	n/a	(2)
VPRIV (4)	2.5	-	n/a	n/a	n/a	n/a	(2)
	555.5	481.7	+15
Total product sales	2,693.7	2,754.2	-2

(1)	US prescription growth and market share data provided by IMS Health (“IMS”) National Prescription Audit. Exit market share represents the US market share in the last week of December 2009.
(2)	Not sold in the US or awaiting approval in the US.
(3)	IMS Data not available.
(4)	Not approved at December 31, 2009. Sales achieved under early access programs.

The Company’s management analyses product sales growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a non-GAAP financial measure, computed by comparing 2009 product sales restated using 2008 average foreign exchange rates to 2008 actual product sales. Average exchange rates for the year to December 31, 2009 were $1.57:£1.00 and $1.39:€1.00 (2008: $1.85:£1.00 and $1.47:€1.00).

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by higher US prescription demand in 2009 compared to 2008, 9% growth in the US ADHD market and price increases. Product sales growth was lower than prescription growth due to lower stocking in 2009 compared to 2008.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and in Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 14: Exhibits and Financial Statement Schedules of this Annual Report.

INTUNIV – ADHD

INTUNIV was launched in the US in November 2009. In line with Shire’s revenue recognition policy for launch shipments, initial stocking shipments have been deferred and are being recognized into revenue in line with end-user prescription demand. At December 31, 2009 deferred revenues on the balance sheet represented gross sales of $38.8 million.

ADDERALL XR – ADHD

The launch by Teva and Impax of their authorized generic versions of ADDERALL XR led to the expected decline in 2009 of branded ADDERALL XR prescription demand, and resulted in higher US sales deductions in 2009 compared to 2008. These factors more than offset the positive impacts of price increases taken since the fourth quarter of 2008, and the inclusion in product sales of shipments of authorized generic ADDERALL XR to Teva and Impax in 2009.

Sales deductions represented 47% of branded ADDERALL XR gross sales in the year to December 31, 2009 compared to 25% in the same period in 2008, following higher Medicaid and Managed Care rebates subsequent to the authorized generic launches.

As outlined in the Critical Accounting Estimates section of this ITEM 7, there are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (“Medicaid rebate legislation”). As a result more than one unit rebate amount (“URA”) is calculable for the purpose of determining the Company’s Medicaid rebate liability to States after the authorized generic launch. During 2009 the Company highlighted the different interpretations to the CMS and submitted data to the CMS for the purpose of computing the URA, based on the Company’s reasonable interpretation of the Medicaid rebate legislation and related guidance. The State Medicaid agencies have invoiced the Company for Medicaid rebates, and the Company has paid these Medicaid rebate invoices, based on this URA. Despite this CMS has the ability to subsequently challenge the Company’s interpretation of the Medicaid rebate legislation, and require an alternative interpretation to be applied (both retrospectively and prospectively), which could result in a significantly higher Medicaid liability.

Throughout 2009 the Company’s management has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. For the first three quarters of 2009, the Company’s management based this best estimate on an amount that the Company could pay were CMS to challenge the Company’s interpretation and require an alternative interpretation of the Medicaid rebate legislation to be applied. In the fourth quarter of 2009, the Company’s management lowered its best estimate of the Medicaid rebate payable down to be consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to CMS using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA and (v) Shire paying these invoices. This change of estimate increased ADDERALL XR product sales by $97.7 million in the fourth quarter of 2009 (of which $73.6 million related to ADDERALL XR product sales recognized in the first three quarters of 2009).

In determining its best estimate of the Medicaid rebate liability at December 31, 2009 the Company’s management has considered a number of factors taken in combination (including the receipt of a further quarter’s invoices from the States with a URA based on the Company’s interpretation of the Medicaid rebate legislation and related guidance, and the Company’s likely response were CMS to employ an alternative interpretation of the Medicaid rebate legislation). Any future change in the Company’s interpretation which results in a change of estimate could significantly decrease sales of ADDERALL XR in the period of any such change in estimate.

The Company strongly believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. However, CMS could disagree with the Company’s interpretation, and require the Company to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $210 million above the recorded liability.  This would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly be in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR.  Should CMS take such an approach, the Company could seek to limit any additional payments to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $98 million above the recorded liability. Further, the Company believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of its recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above the Company’s current best estimate.

LIALDA/MEZAVANT – Ulcerative colitis

Strong product sales of LIALDA/MEZAVANT continued in the year to December 31, 2009 driven by an increase in market share over 2008, growth in the US oral mesalamine market and price increases taken during 2009.

PENTASA – Ulcerative colitis

Product sales of PENTASA continued to grow despite a decrease in US prescription demand in 2009 compared to 2008 due to the impact of price increases taken during 2009.

FOSRENOL – Hyperphosphatemia

Product sales increased as FOSRENOL entered new countries and grew in existing markets outside the US.  In the US, FOSRENOL sales grew despite lower prescriptions due to a price increase in 2009.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and in Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions where ELAPRASE is sold.  On a non-GAAP CER basis sales grew by 20% (66% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales in 2009 over 2008 was driven by a significant increase in demand in the fourth quarter of 2009 due to an acceleration of patients switching to REPLAGAL in the EU, attributable in part to supply shortages of a competitor product.  Sales increased 16% on a non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Royalties

Royalty revenue increased by 19% to $292.5 million for the year to December 31, 2009 (2008: $245.5 million). The following table provides an analysis of Shire’s royalty income:

Year to December 31,	2009	2008	Change	Non-GAAP CER
	$'M	$'M	%	%
3TC and ZEFFIX	164.0	180.5	-9	-6
ADDERALL XR	68.0	-	n/a	n/a
Other	60.5	65.0	-7	-3
Total	292.5	245.5	19	22

3TC (HIV infection and AIDS) and ZEFFIX (Chronic hepatitis B infection)

Shire receives royalties from GSK on worldwide 3TC and ZEFFIX sales, which have decreased mainly due to competition from other HIV and hepatitis B treatments.

Generic drug companies have filed ANDAs seeking approval for COMBIVIR in the US.  GSK has filed lawsuits against both Teva and Lupin, each of whom have filed ANDA's and Paragraph IV certifications for generic versions of Combivir. The lawsuit against Lupin has been stayed pending resolution of the Teva lawsuit.  Neither Teva nor Lupin have challenged the patents licensed by Shire to GSK. The thirty month stay of approval for Teva's ANDA expires in March 2010. No trial date has been set.

ADDERALL XR – ADHD

Royalties were received on Teva’s sales of an authorized generic version of ADDERALL XR between April 2009 and September 2009, and on Impax’s sales of an authorized generic version of ADDERALL XR from October 2009.

Other

Other royalties are received primarily on worldwide (excluding UK and Republic of Ireland) sales of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US). Royalties on sales of these products decreased in the year to December 31, 2009 to $47.7 million (2008: $63.5 million) due to generic competition in the US from August 2008.

Cost of product sales

Cost of product sales decreased to $388.0 million for the year to December 31, 2009 (14% of product sales), down from $408.0 million in the corresponding period in 2008 (2008: 15% of product sales). Cost of product sales in the year to December 31, 2008 included charges relating to DYNEPO exit costs of $48.8 million (2% of product sales). Excluding this item, cost of product sales as a percentage of product sales in 2009 compared to 2008 has increased by 1% to 14%. This increase primarily resulted from changes in product mix following the launch by Teva and Impax of their authorized generic versions of ADDERALL XR in 2009. Higher sales deductions on Shire’s sales of branded ADDERALL XR, together with lower margin sales of the authorized generic version of ADDERALL XR to Teva and Impax have both depressed gross margins in 2009.

For the year to December 31, 2009 cost of product sales included depreciation of $21.8 million (2008: $16.2 million). Depreciation charged in 2009 is higher than 2008 due to accelerated depreciation of $12.0 million in 2009 following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

Research and development (“R&D”)

R&D expenditure increased by 29% to $638.3 million in the year to December 31, 2009 (24% of product sales), up from $494.3 million in the corresponding period in 2008 (18% of product sales). R&D for the year to December 31, 2009 included a charge of $36.9 million (1% of product sales) relating to the amendment of an INTUNIV in-license agreement and costs of $62.9 million (2% of product sales) following the agreement with Duramed to terminate the Women’s Health development agreement. R&D in the year to December 31, 2008 included costs of $6.5 million for DYNEPO exit costs. Excluding these items, R&D increased in the year to December 31, 2009 compared to the same period in 2008 due to continued investment in R&D programs, including the acceleration of investment in VPRIV and REPLAGAL in the US, and the inclusion within R&D of an up-front payment of $6.5 million to Santaris for technology access and R&D funding.

For the year to December 31, 2009 R&D included depreciation of $15.5 million (2008: $12.5 million).

Selling, general and administrative (“SG&A”)

SG&A expenses decreased to $1,342.6 million (50% of product sales) for the year to December 31, 2009 from $1,455.2 million (53% of product sales) in the corresponding period in 2008. The decrease was due to the Company’s continued focus on cost management, and lower intangible asset impairment charges in the year to December 31, 2009 compared to the same period in 2008. SG&A in the year to December 31, 2009 includes intangible asset amortization of $136.9 million (2008: $126.2 million), the increase resulting from a full year amortization of the FIRAZYR intangible asset. Intangible asset impairment charges in the year to December 31, 2009 were $nil (2008: $97.1 million). Impairment charges in 2008 included $94.6 million related to DYNEPO which the Company ceased to commercialize. Depreciation included in SG&A was $67.7 million in 2009 (2008: $48.5 million).

Gain on sale of product rights

For the year to December 31, 2009 Shire recorded gains of $6.3 million (2008: $20.7 million) arising from the sale of non-core products to Almirall in 2007. These gains had been deferred since 2007 pending obtaining the relevant consents to transfer certain assets.

In-process R&D (“IPR&D”) charge

During the year to December 31, 2009 the Company recorded an IPR&D charge of $1.6 million (2008: $128.1 million), in respect of FIRAZYR in markets outside of the EU which, have not been approved by the relevant regulatory authorities. Also included in IPR&D in 2008 was a charge of $135.0 million relating to the acquisition of METAZYM from Zymenex.

The IPR&D charge in respect of FIRAZYR relates to the US ($64.9 million) and the RoW ($64.8 million) markets. In the US FIRAZYR received a not approvable letter from the FDA in April 2008, and in certain ROW territories it has not been approved by the regulatory authorities.

METAZYM (HGT-1111) has completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing. Based on additional long term clinical data from the ongoing Phase 1b study in MLD, in the first quarter of 2010 Shire decided to suspend further development of an intravenous formulation of HGT-1111.

Reorganization costs

For the year to December 31, 2009 Shire recorded reorganization costs of $12.7 million (2008: $nil) relating to the transfer of manufacturing from its Owings Mills facility.

Integration and acquisition costs

For the year to December 31, 2009 Shire recorded integration and acquisition costs of $10.6 million (2008: $10.3 million) primarily relating to the integration of Jerini.

Interest income

For the year to December 31, 2009 Shire received interest income of $1.9 million (2008: $25.5 million), primarily earned on cash and cash equivalents. Interest income for the year to December 31, 2009 is lower than the same period in 2008 due to significantly lower average interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the year to December 31, 2009 the Company incurred interest expense of $39.8 million (2008: $139.0 million). Interest expense in 2009 primarily related to interest expense on the Company’s convertible bond totaling $33.3 million (2008: $33.3 million). Interest expense in 2008 was higher than 2009 due to interest expense of $87.3 million recorded in respect of the TKT appraisal rights litigation, of which $73.0 million was additional interest arising from the settlement of the litigation in November 2008.

Other income/(expense), net

For the year to December 31, 2009 the Company recognized Other income, net of $60.7 million. Other income in 2009 includes a gain of $55.2 million on disposal of the Company’s investment in Virochem Pharma Inc (“Virochem”) to Vertex Pharmaceuticals Inc (“Vertex”) in a cash and stock transaction. Shire received total consideration of $19.2 million in cash and two million Vertex shares (valued at $50.8 million at the date these shares were acquired). Other income, net in 2009 also includes a gain of $5.7 million on the substantial modification of a property lease.

For the year ended December 31, 2008, the Company recognized Other expenses, net of $32.9 million. Other expenses, net includes other-than-temporary impairment charges of $58.0 million. Impairment charges in 2008 include $44.3 million relating to the Company’s available-for-sale investment in Renovo Group plc. Offsetting this in 2008 is a gain of $9.4 million from the disposal of the Company’s available-for-sale investment in Questcor Pharmaceutical Inc (“Questor”) for cash consideration.

Taxation

In the year to December 31, 2009 the effective tax rate was 22% (2008: 37%).  Excluding the impact of IPR&D charges of $263.1 million in 2008, which are either not tax deductible or for which no tax benefit is currently recognized, the effective tax rate in 2008 was 19%.

The effective rate of tax in 2009 was higher than 2008 (excluding the impact of IPR&D charges) due to increased profits in higher tax territories, and the recognition of valuation allowances against EU and US deferred tax assets. These factors more than offset reductions to the effective rate of tax in 2009 due to: the decrease in valuation allowances relating to state tax credits and loss carry forwards following Massachusetts State tax changes in 2009; the benefit of the effect of the change in the effective state tax rate on the net state deferred tax balance; and higher R&D tax credits in the US, principally the acceleration of the VPRIV program.

As outlined in ITEM 6: Selected financial data, the consolidated financial statements for the year ended December 31, 2008 have been restated. The restatement does not affect the Company’s net income or loss in the year ended December 31, 2008.  For further information, see note 32 to the consolidated financial statements contained in ITEM 15 of this Annual Report.

Discontinued operations

The loss from discontinued operations for the year to December 31, 2009 was $12.4 million (2008: $17.6 million). The loss in 2009 related to net losses on discontinued Jerini businesses which were either divested or closed during the second quarter of 2009, the loss on disposal of Jerini’s Peptides business and the write-off of assets previously classified as held for sale. The loss in 2008 related to certain businesses acquired through the Jerini acquisition, including a charge of $12.9 million arising on the re-measurement of assets held for sale to their fair value less cost to sell.

Results of operations for the years to December 31, 2008 and 2007

For the year to December 31, 2008 the Company’s total revenues increased by 24% to $3,022.2 million, compared to $2,436.3 million in 2007. Net income attributable to the shareholders of Shire plc for the year to December 31, 2008 was $156.0 million compared to a net loss of $1,451.8 million in 2007.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2008	2007	Change
	$'M	$'M	%
Product sales	2,754.2	2,170.2	27
Royalties	245.5	247.2	-1
Other revenues	22.5	18.9	19
Total	3,022.2	2,436.3	24

Product sales

			Product sales	US prescription
Year to December 31,	2008	2007	growth	growth
	$'M	$'M	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	318.9	76.5	317	388
ADDERALL XR	1,101.7	1,030.9	7	-5
DAYTRANA	78.7	64.2	23	-11

GI
PENTASA	185.5	176.4	5	-1
LIALDA / MEZAVANT	140.4	50.5	178	204

General Products
FOSRENOL	155.4	102.2	52	-4
CALCICHEW	52.8	54.2	-3	n/a
CARBATROL	75.9	72.3	5	-4
REMINYL/REMINYL XL	34.4	31.2	10	n/a
XAGRID	78.7	66.8	18	n/a
Other product sales	50.1	119.3	-58
	2,272.5	1,844.5	23
Human Genetic Therapies
ELAPRASE	305.1	181.8	68	n/a
REPLAGAL	176.1	143.9	22	n/a
FIRAZYR	0.5	-	n/a	n/a
	481.7	325.7	48
Total product sales	2,754.2	2,170.2	27

The above product sales table and the following discussion include references to US prescription and US market share data for key products. The source of this data is IMS Health National Prescription Audit, December 2008.

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

The United States Federal Trade Commission (“FTC”) informed Shire on October 3, 2006 that it was reviewing the ADDERALL XR patent litigation settlement agreement between Shire and Barr. On June 22, 2007 the Company received a civil investigative demand requesting that it provide information to the FTC relating to its settlement with Barr and its earlier settlement with Impax. The Company cooperated fully with this investigation and believes that the settlements are in compliance with all applicable laws.

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

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and in Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

XAGRID

Sales for the year to December 31, 2008 were $78.7 million, an increase of 18% compared to the same period in 2007 (2007: $66.8 million). Product sales on a non-GAAP CER basis (XAGRID is primarily sold in Euros and Pounds sterling) increased by 16%.

DYNEPO

During 2008 Shire ceased the commercialization of DYNEPO and recorded charges of $149.9 million to cover intangible asset impairment, inventory write downs and other exit costs. Sales for the year to December 31, 2008 were $20.9 million (2007: $14.2 million).

Human Genetic Therapies

ELAPRASE

Sales for the year to December 31, 2008 were $305.1 million, an increase of 68% compared to the same period in 2007 (2007: $181.8 million). The sales growth was driven by increased unit sales across all regions where ELAPRASE is sold: Europe, North America, Latin America, and Asia Pacific. Product sales on a non-GAAP CER basis (ELAPRASE is primarily sold in US dollars and Euros) increased by 64%.

REPLAGAL

Sales for the year to December 31, 2008 were $176.1 million, an increase of 22% compared to the same period in 2007 (2007: $143.9 million). The sales growth was primarily driven by increased unit sales in Europe and Asia Pacific. Product sales on a non-GAAP CER basis (REPLAGAL is primarily sold in Euros and Pounds sterling) sales increased by 18%.

FIRAZYR

During the second half of 2008 FIRAZYR was launched in some countries in Europe, and sales of $0.5 million were recognized (2007: $nil). Launches will continue across Europe through 2009 as reimbursement negotiations successfully conclude.

Royalties
Royalty revenue decreased by 1% to $245.5 million for the year to December 31, 2008 (2007: $247.2 million).

Year to December 31,	2008 $'M	2007 $'M	Change %
3TC and ZEFFIX	180.5	186.3	-3
Others	65.0	60.9	7
Total	245.5	247.2	-1

3TC and ZEFFIX

Royalties from sales of 3TC for the year to December 31, 2008 were $140.2 million, a decrease of 4% compared to the same period in 2007 (2007: $145.3 million). Royalties from sales of 3TC in 2008 declined by 6% on a non-GAAP CER basis compared to the same period in 2007.

Shire receives royalties from GSK on worldwide 3TC sales. GSK’s worldwide sales of 3TC for the year to December 31, 2008 were $1,060 million, a decrease of 5% compared to the same period in 2007 (2007: $1,110 million), but a decrease of approximately 7% on a CER basis. While the nucleoside analogue market for HIV continued to grow, competitive pressures within the market increased, leading to a decline in 3TC sales.

Royalties from sales of ZEFFIX for the year to December 31, 2008 were $40.3 million, a decrease of 2% compared to the same period in 2007 (2007: $41.0 million). There has been a decrease of 8% on a CER basis compared to the same period in 2007.

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

R&D

R&D expenditure decreased to $494.3 million for the year to December 31, 2008 (18% of product sales), from $544.6 million in the year to December 31, 2007 (25% of product sales). For the year to December 31, 2007 R&D included upfront and milestone payments totaling $155.9 million (Renovo $75.0 million, Amicus $50.0 million, Alba $25.0 million and Noven $5.9 million) for the in-licensing of pipeline products (7% of product sales). For the year to December 31, 2008 R&D included $6.5 million (2007: $nil) relating to the cost of exiting post-approval marketing commitments for DYNEPO, which the Company has decided to stop commercializing. R&D also includes depreciation of $12.5 million (2007: $11.3 million).

R&D in 2008 over 2007 included higher expenditure on projects in-licensed and acquired since the second half of 2007 including SPD 550, PLICERA, AMIGAL, FIRAZYR and METAZYM together with Phase 3(b) and Phase 4 studies to support new product launches.

SG&A expenses

SG&A expenses increased 20% to $1,455.2 million in the year to December 31, 2008 from $1,210.6 million in the year to December 31, 2007. This increase in SG&A expenses was less than the product sales increase of 27%, and as a percentage of product sales SG&A expenses in 2008 compared to the same period in 2007 fell by three percentage points to 53% (2007: 56%).

SG&A for the year to December 31, 2008 included intangible asset impairment charges of $97.1 million (4% of product sales) (2007: $0.4 million) of which $94.6 million related to DYNEPO which the Company has decided to stop commercializing. Amortization of intangible assets in 2008 increased by $31.6 million to $126.2 million (2007: $94.6 million): this increase resulted from a full year’s amortization in 2008 of the Company’s VYVANSE intangible asset, of $55.8 million (2007: $28.9 million), and amortization in the second half of 2008 of the FIRAZYR intangible asset acquired through the Jerini business combination. SG&A expenses also included depreciation charges of $48.5 million (2007: $42.1 million).

The year to December 31, 2008 also included costs associated with the introduction of a new holding company in 2008 totaling $14.8 million (2007: $nil). Other increases in SG&A expenses in 2008 over 2007 principally relate to the increase in advertising, promotional and marketing spend to support commercialization of the Company’s new products.

SG&A for the year to December 31, 2007 included a net charge of $17.0 million in respect of legal settlements, being a charge of $27.0 million for settlement of the TKT purported securities fraud class action shareholder suit partially offset by a $10.0 million release of existing legal provisions. SG&A expenses in the year to December 31, 2007 further included a share-based compensation catch-up charge of $22.5 million.

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

IPR&D

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

During the year to December 31, 2007 Shire expensed the portion of the New River purchase price allocated to IPR&D totaling $1,866.4 million. This amount represented the value of those acquired development projects which, at the acquisition date, had not been approved by the FDA or other regulatory authorities, including the adult indication of VYVANSE. In 2008 the FDA approved the adult indication of VYVANSE and Shire launched VYVANSE for adult ADHD in the US in June 2008. In March 2008 the Canadian new drug submission was accepted for filing for the treatment of ADHD in children and was approved by Health Canada in February 2009. At December 31, 2009 management estimated that future R&D costs, until regulatory approval for VYVANSE for ADHD in markets outside the US are approximately $110 million. These estimates can be affected by various factors and are, in part, based on management’s estimate and assumptions. For these reasons, among others, the actual cash flows may vary from forecast future cash flows.

Integration and acquisition costs

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

Interest expense for the year to December 31, 2008 includes $87.3 million (2007: $28.0 million) in respect to the TKT appraisal rights litigation. On November 5, 2008 Shire successfully settled all aspects of this litigation with all parties. Shire paid the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest. The Delaware Chancery Court approved dismissal of the case and Shire made payment to the dissenting shareholders on November 7, 2008. The settlement represented a total payment of $567.5 million, representing consideration at $37 per share of $419.9 million and an interest cost of $147.6 million.

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

Upon reaching agreement in principle with all the dissenting shareholders, the Company determined that settlement had become the probable manner through which the appraisal rights litigation would be resolved. Under current law, (although not applicable in this case because the merger was entered into before the relevant amendment to the law became effective) the court presumptively awarded interest in appraisal rights cases at a statutory rate that is 5 percentage points above the Federal Reserve discount rate (as it varies over the duration of the case). In connection with the settlement, the Company agreed to an interest rate that approximates to this statutory rate. Based on the settlement, the Company amended the method of determining its interest provision to reflect this revised manner of resolution, and upon reaching settlement with the dissenting shareholders recorded an additional interest expense of $73.0 million in its consolidated financial statements for the year to December 31, 2008.

Other (expense)/income, net

Year to December 31,	2008	2007
	$’M	$’M
Impairment of non-current investments	(58.0)	(3.0)
Gain on sale of available-for-sale security	9.4	0.1
Foreign exchange(1)	14.1	(0.8)
Other	1.6	4.9
	(32.9)	1.2
(1) Includes gains and losses arising on translation of foreign currency transactions and balances and gains and losses on swap and forward foreign exchange contracts.

Other (expense)/ income, net for the year to December 31, 2008 included impairment charges in respect of available for sale securities totaling $58.0 million (2007: $3.0 million), including $44.3 million relating to the Company’s investment in Renovo Group plc. The impairment of the investment in Renovo Group plc was recognized at the end of the third quarter of 2008. These amounts reflect unrealized holding losses that have been reclassified out of other comprehensive income into earnings in the period, as management concluded that the impairment is other than temporary.

The decline in the market value of the Company’s investment in Renovo Group plc initially arose from the results of clinical trials for JUVISTA announced over 2007 and 2008. During the third quarter of 2008, in considering whether the decline in value was temporary or “other than temporary” the Company considered the following factors: the severity of the decline from historical cost (87%) and its duration (eleven months); market analysts’ targets of Renovo Group plc’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan.

These factors, together with the significant decline in global equity markets during the third quarter of 2008 meant that the Company was unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo Group plc could occur. As such, the Company concluded that the decline in value was “other than temporary”. Accordingly, the full difference between the book value of the investment and the fair (market) value was recognized as an other than temporary impairment and the Company recognized an impairment charge of $44.3 million for its investment in Renovo Group plc through the consolidated statement of operations in the third quarter of 2008. For the purposes of computing the impairment charge, fair value was assumed to be £0.26 per share, representing the closing price of Renovo Group plc securities on the LSE on September 30, 2008. If in the future JUVISTA’s Phase 3 trials report positively and Renovo Group plc’s other products progress through development, Renovo Group plc’s share price could react favorably and the Company may recover some or all of this impairment loss. Any future potential increases in the value of Renovo Group plc will be recognized through other comprehensive income. The closing price of Renovo Group plc securities on the LSE on December 31, 2008 was £0.20, and the carrying value of the Company’s investment in Renovo Group plc was $3.6 million.

Other (expense)/income, net also includes a gain of $9.4 million arising from the sale of Shire’s minority equity investment in Questcor. Shire received cash consideration of $10.3 million in respect of the sale.

Income taxes

The effective tax rate for the year to December 31, 2008 was 37% (2007: -4%). Excluding IPR&D charges of $263.1 million (2007: $1,866.4 million) which are either not tax deductible or for which no tax benefit is currently recognized, the effective tax rate for the year to December 31, 2008 has increased by 7% to 19% (2007: 12%). This increase in 2008 over 2007 is primarily due to the combined effects of (a) in 2008, significant unfavorable rate impacts related to other than temporary impairment charges on available-for-sale securities for which a valuation allowance was recorded such that a net tax benefit was not recorded and an increase in the valuation allowance and, (b) in 2007, favorable impacts recognized related to non-taxable gains on the sale of non-core products rights which were partially offset by an increase in the provision for uncertain tax positions. The 2008 effective tax rate was also unfavorably impacted by exchange losses recorded in continuing operations.

Discontinued Operations

Losses from discontinued operations in the year to December 31, 2008 totaled $17.6 million (2007: $nil), relating to those businesses acquired through the Jerini business combination that were deemed by Shire and Jerini to be non core to the combined business. The loss from discontinued operations in the year to December 31, 2008 included a charge of $12.9 million arising on the re-measurement of assets held for sale to their fair value less costs to sell at December 31, 2008. At December 31, 2008 these assets held-for-sale had a carrying value of $14.9 million.

Financial condition at December 31, 2009 and 2008

Cash and cash equivalents

Cash and cash equivalents have increased by $280.7 million to $498.9 million at December 31, 2009 (2008: $218.2 million). Cash generated by operating activities in 2009 of $626.9 million was partially offset by investment in property plant and equipment, the cash cost of acquiring EQUASYM from UCB and the dividend payment.

Accounts receivable

Accounts receivable have increased by $202.5 million to $597.5 million at December 31, 2009 (2008: $395.0 million).  Days sales outstanding on a monthly count back basis, calculated using gross revenues (i.e., revenues before discounts, rebates and other deductions), adjusted for deferred revenues to be consistent with reported accounts receivable, were 51 days at December 31, 2009 (2008: 43 days).

The increase in accounts receivable at December 31, 2009 compared to 2008 is due to: higher gross product revenues in the fourth quarter of 2009 compared to 2008; the timing of cash receipts; an increase in royalties receivable to $92.4 million at December 31, 2009 (2008: $38.4 million), principally royalties on Impax’s sales of authorized generic versions of ADDERALL XR which commenced in the fourth quarter 2009; and receivables on INTUNIV launch shipments, the revenue from which has been deferred and recognized into product sales based on prescription demand.

Investments

Investments have increased by $62.8 million to $105.7 million at December 31, 2009 (2008: $42.9 million) due to the acquisition and subsequent increase in fair value of the Company’s available for sale investment in Vertex.  In the year to December 31, 2009 the Company obtained its investment in Vertex (valued at $50.8 million at acquisition) in part consideration for the disposal of the Company’s minority equity investment in Virochem to Vertex in a cash and stock transaction.

Property, plant and equipment

Property, plant and equipment increased by $142.6 million in the year to December 31, 2009 to $676.8 million (2008: $534.2 million). The increase principally resulted from capital investment at the Company’s HGT campus in Lexington in 2009.

Accounts payable and accrued expenses

Accounts payable and accrued expenses have increased by $220.5 million to $929.1 million (2008: $708.6 million).  This increase results from higher accrued Medicaid and Managed Care rebates on ADDERALL XR subsequent to authorized generic launch, and increases in deferred revenue following deferral of INTUNIV launch shipments.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and number of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Share Ownership Trust (“ESOT”) of Shire shares in the market to satisfy option exercises; the timing and quantum of any additional amounts payable to government bodies challenging previously settled liabilities, including CMS applying an alternative interpretation of the Medicaid rebate legislation inconsistent with the Company’s calculation of ADDERALL XR Medicaid rebates; and the continuing cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $498.9 million of cash and cash equivalents at December 31, 2009. Shire has no debt maturing in the next two years and substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a committed facility until 2012 of $1,200 million, which is currently undrawn. The current financial situation affecting the banking system and financial markets, together with the current uncertainty in global economic conditions, has resulted in tighter credit markets and a lower level of liquidity in many financial markets. As a result, the Company may not be able to access new equity or debt finance at the same level or cost as it has done previously.

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million. In connection with the Scheme of arrangement the Trust Deed was amended and restated in 2008 in order to provide that, following the substitution of Shire plc in place of Old Shire as the principal obligor and issuer of the Convertible Bonds, the Bonds would be convertible into ordinary shares of Shire plc.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount.

The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and ratably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

The Bonds may be redeemed at the option of the Company, (the “Call Option”), at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights shall have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount.

The Bonds are convertible into ordinary shares during the conversion period, being the period from June 18, 2007 until the earlier of: (i) the close of business on the date falling fourteen days prior to the Final Maturity Date; (ii) if the Bonds have been called for redemption by the Company, the close of business fourteen days before the date fixed for redemption; (iii) the close of business on the day prior to a Bond holder giving notice of redemption in accordance with the conditions; and (iv) the giving of notice by the trustee that the Bonds are accelerated by reason of the occurrence of an event of default.

Upon conversion, the Bond holder is entitled to receive ordinary shares at the conversion price of $33.17 per ordinary share, (subject to adjustment as outlined below).

The conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The initial conversion price of $33.5879 was adjusted to $33.17 with effect from

March 11, 2009 as a result of cumulative dividend payments during the period from October 2007 to April 2009 inclusive The ordinary shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid ordinary shares in issue on the relevant conversion date.

Revolving Credit Facilities Agreement

Shire has a committed revolving credit facility (the “RCF”) in an aggregate amount of $1,200 million with ABN Amro Bank N.V.; Barclays Capital; Citigroup Global Markets Limited; The Royal Bank of Scotland plc; Lloyds TSB Bank plc; Bank of America N.A.; and Morgan Stanley Bank.  The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on February 20, 2012. There were no borrowings under the RCF as at December 31, 2009.

The interest rate on each loan drawn under the RCF for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.40 to 0.80 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the Multicurrency Term and Revolving Facilities Agreement (“the RCF Agreement”)) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the RCF Agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

The availability of loans under the RCF is subject to customary conditions.  The full terms are set out in Exhibit 10.02 and 10.03 to this Form 10-K.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as of December 31, 2009 and 2008:

	2009	2008
December 31,	$’M	$’M
Cash and cash equivalents	498.9	218.2
Shire 2.75% Convertible bonds	1,100.0	1,100.0
Building financing obligation	46.7	45.6
Total debt	1,146.7	1,145.6
Net debt	(647.8)	(927.4)

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2009 decreased by 22% to $626.9 million compared to $800.1 million for the year to December 31, 2008, a decrease of $173.2 million. Net cash provided by operating activities was lower in 2009 compared to 2008 due to lower net sales receipts and higher cash tax payments in 2009 compared to 2008. Net cash provided by operating activities in 2008 also included cash inflows on forward foreign exchange contracts which were not repeated in 2009. These factors more than offset the inclusion of interest paid on settlement of the TKT appraisal rights cash flow from operating activities in 2008.

Net cash flow from operating activities for the year to December 31, 2008 increased by $325.4 million to $800.1 million (2007: $474.7 million). The increased cash flow from operating activities primarily resulted from higher revenues and cash collection in 2008 over 2007, together with cash inflows from forward foreign exchange contracts in 2008. These cash inflows were partially offset by interest payments to the TKT dissenting shareholders ($147.6 million), cash paid to Zymenex for METAZYM ($135.0 million) and higher cash tax payments in 2008 over 2007.

Net cash used in investing activities was $322.4 million in the year to December 31, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million and expenditure on property, plant and equipment of $254.4 million. These cash outflows were partially offset by receipts of $19.2 million from the sale of non-current investments. Capital expenditure on property, plant and equipment included $127.0 million on construction work at the HGT campus in Lexington, Massachusetts, $18.4 million on construction work at the UK office in Basingstoke, Hampshire, and $19.9 million on infrastructure and capital management projects in the US. This capital expenditure was funded from the Company’s existing cash resources and operating cash flows, and the Company expects to fund 2010 capital expenditure which is committed at December 31, 2009 from operational cash flows generated in 2010.

Net cash used in investing activities was $1,154.5 million in the year to December 31, 2008 and includes the cash outflows associated with purchasing over a 98% interest in Jerini ($499.4 million, net of cash acquired); the payment of $419.9 million at $37 per share on settlement of the TKT appraisal rights litigation; expenditure on purchases of property, plant and equipment of $236.0 million; the final sales milestone payment of $25.0 million for DAYTRANA to Noven; and purchases of long-term investments of $2.2 million. These investing outflows which were partially offset by receipts of $10.3 million from the sale of long term assets and $5.0 million received from the sale of product rights. Capital expenditure on property, plant and equipment included $136.0 million on construction work at Shire’s office and manufacturing facilities in Lexington, Massachusetts and $4.7 million on construction work at the Basingstoke, UK Office.

Net cash used in financing activities was $28.7 million for the year to December 31, 2009 which relates to $54.4 million for the dividend payment partially offset by excess tax benefits of stock based compensation of $16.8 million and proceeds from exercise of options of $14.6 million.

Net cash used in financing activities was $178.1 million for the year to December 31, 2008 of which $146.6 million related to payments to acquire shares by the ESOT and $46.8 million to the dividend payment. During the year to December 31, 2008 the Company additionally drew down $190.0 million of its revolving credit facility to part fund the TKT appraisal rights settlement, this amount was subsequently repaid during 2008.

Outstanding Letters of credit

At December 31, 2009, the Company had irrevocable standby letters of credit in the amount of $9.6 million, including letters of credit with Barclays Bank plc in the amount of $4.0 million providing security on the recoverability of insurance claims, and with Citigroup in the amount of $5.6 million, providing security on the payment of lease obligations.

Cash Requirements

At December 31, 2009 the Company’s cash requirements for long-term liabilities and other contractual obligations reflected on the Balance Sheet were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Long-term debt obligations(i)	1,236.1	30.3	60.5	1,145.3	-
Building financing obligation(ii)	61.6	3.2	6.4	7.3	44.7
Operating leases obligation(iii)	213.3	31.1	43.2	37.8	101.2
Purchase obligations(iv)	405.9	243.8	135.3	26.8	-
Other long-term liabilities reflected on the Balance Sheet(v)	245.0	17.0	228.0	-	-
Total	2,161.9	325.4	473.4	1,217.2	145.9

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 issued in May 2007 and the interest on the convertible bonds has been included based on the contractual payment dates. The principal amount of $1,100 million has been included within payments due three to five years based on the Final Maturity Date of the convertible bonds. The bondholders have the option to redeem the convertible bonds at the principal amount in May 2012 and the Company has the option to call the bonds subject to certain conditions after May 2012. Further details are included within Liquidity and capital resources: Shire 2.75% Convertible Bonds due 2014 above.

(ii)
The Company has entered into building financing arrangements for certain laboratory and office space for its HGT business unit in Massachusetts. For further information see Note 19, “Other long-term debt” in the consolidated financial statements in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

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

(v)
Unrecognized tax benefits and associated interest and penalties of $17.0 million and $174.6 million are included within payments due in less than one year and payments due in one to three years, respectively.

The contractual obligations table above does not include certain milestones and other contractual commitments where payment is contingent upon the occurrence of events which are yet to occur (and therefore payment is not yet due). The most significant such milestone and contractual commitments are as follows:

(i)	Research Collaboration with Santaris on LNA Drug Platform

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

In the year to December 31, 2009 Shire made an upfront payment of $6.5 million to Santaris, for technology access and R&D funding, which has been expensed to R&D. Shire has remaining obligations to pay Santaris a further $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical Lead Candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(ii)	JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery. Renovo has commenced its first pivotal Phase 3 clinical trial in Europe. If the outcome from Renovo’s multi-center, EU Phase 3 study is suitably positive, the data will be used to inform the strategy and design of Shire’s US development plan. Under the terms of the agreement, Shire has the exclusive right to commercialize JUVISTA worldwide, with the exception of the EU member states.

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

Foreign currency fluctuations

A number of the Company’s subsidiaries have functional currencies other than the US dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US dollar, Canadian Dollar, Pounds Sterling and the Euro. The accumulated foreign currency translation differences at December 31, 2009 of $136.7 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange gains for the year to December 31, 2009 of $2.3 million are reported in the consolidated statement of operations.

At December 31, 2009, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A to this Annual Report. At December 31, 2009 the fair value of these contracts was a net asset of $4.2 million.

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable (from product sales and from third parties from which the Company receives royalties) and derivative contracts. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A / A2 or better from the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2009 there were two customers in the US who accounted for 51% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

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

(a)	Estimation of amortization and impairment charges

At December 31, 2009 the carrying value of intangible assets was $1,790.7 million, which primarily related to the Company’s DAYTRANA ($116.1 million), EQUASYM, ($79.5 million) FIRAZYR ($276.4 million), PENTASA ($61.2 million), REPLAGAL ($275.5 million) and VYVANSE ($933.6 million) products.

Intangible assets that have a defined revenue stream (namely commercial products) are capitalized and amortized over their estimated useful life. IPR&D assets, either acquired through business combinations which closed before January 1, 2009 or through asset acquisitions, which do not yet have a defined revenue stream, and for which no alternative future use exists, were expensed upon acquisition as a research and development expense. IPR&D assets acquired through business combinations which closed subsequent to January 1, 2009 have been capitalized as indefinite lived intangible assets, even if these assets do not have an alternative future use, subject to amortization on completion or impairment on abandonment of the relevant project. At December 31, 2009 the carrying value of capitalized IPR&D assets was $6.1 million.

Management’s estimate of the useful life of its intangible assets considers, inter alia, the following factors: the expected use of the asset by the Company; any legal, regulatory, or contractual provisions that may limit or extend the useful life, and the effects of demand; competition, including the launch of generic products; and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels). The Company reviews the useful life of its intangible assets subject to amortization at each reporting period, and revises its estimate of the useful life if events or circumstances warrant. Any future changes to the useful life of the Company’s intangible assets could result in additional or lesser amortization expense in future periods which could materially affect operating results.

The Company reviews its indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived assets are reviewed for impairment through a “one-step” test, which compares the fair value of the asset with its carrying amount, with an impairment loss recognized to the extent that the carrying value exceeds fair value.

The Company reviews its finite lived intangible assets for impairment, using a “two-step” approach, whenever events or circumstances suggest that the carrying value of these assets may not be recoverable. Under step one, if the undiscounted cash flows resulting from the use and ultimate disposition of the intangible asset are less than its carrying value, the intangible asset is considered impaired. The impairment loss is determined under step two as the amount by which the carrying value of the intangible asset exceeds its fair value.

Events or circumstances that may suggest that its intangible assets may not be recoverable, and which would lead to the Company evaluating its intangible assets for impairment, include the following:

•	changes to a product’s commercialization strategy;

•	the loss of patent protection, regulatory exclusivity or challenge or circumvention by competitors of the Company’s regulatory exclusivity patents;

•	the development and marketing of competitive products, including generic entrants into the marketplace;

•	changes to the product labels, or other regulatory intervention;

•	sustained government pressure on prices and, specifically, competitive pricing;

•	the occurrence of significant adverse events in respect to the Company’s products;

•	a significant deterioration in a product’s operating performance compared to expectations; and

•	adverse changes to the technological or commercial viability of IPR&D assets.

The occurrence of any such events could adversely affect the Company’s estimates of the future net cash flows generated by its intangible assets. Following the identification of such events and the resultant impairment reviews, the Company recognized intangible asset impairment charges of $nil in the year to December 31, 2009 (2008: $97.1 million, of which $94.6 million related to DYNEPO which the Company stopped commercializing; 2007: $0.4 million). Dependent on the occurrence of future events or circumstances, the Company’s operating results could be materially and adversely affected by impairment charges related to the recoverability of its long-lived assets.

(b)	Intangible assets acquired through business combinations

The fair values of all the identifiable intangible assets for commercialized products acquired through business combinations, (primarily the acquisitions of TKT in 2005, New River in 2007 and the acquisition of Jerini in 2008) have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. This method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted).

The forecast of future cash flows requires various assumptions to be made, including:

•
revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	royalty or license fees saved by owning the intellectual property associated with the products;

•	cost of sales for the products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other sources of market data;

•	general and administrative expenses;

•	research and development expenses;

•	the estimated life of the products; and

•	the tax amortization benefit available to a market participant purchasing the relevant assets piecemeal.

The valuations are based on information at the time of the acquisition and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows, and dependent on the outcome of future events or circumstances impairment charges as outlined at (a) above may result.

(c)	Valuation of IPR&D acquired through business combinations

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations or asset acquisitions, which at the date of the relevant acquisition have not reached technological feasibility or have no alternative future use. Prior to January 1, 2009, the fair value ascribed to such technologies or development projects was immediately expensed to the consolidated statement of operations in the year of acquisition. The Company has recorded IPR&D expense on the following significant business combinations that closed prior to January 1, 2009: $128 million on acquisition of a majority voting interest in Jerini in 2008; $1,866 million on acquisition of New River in 2007; and $815 million on acquisition of TKT in 2005. In 2008 the Company also recorded IPR&D charges of $135 million following the asset acquisition of METAZYM from Zymenex. Additionally, non-refundable fees paid on the in-licensing of products that have not yet received regulatory approval and have no alternative future use have been expensed and presented within R&D expense.

For business combinations that closed subsequent to January 1, 2009 IPR&D is required to be recorded as an indefinite lived intangible asset. During the year to December 31, 2009 the Company has recorded IPR&D assets of $6.1 million, following the acquisition of EQUASYM from UCB.

The Company considers that a technology or development project has an alternative future use if it is probable that the Company will use the asset in its current, incomplete state as it existed at the acquisition date, the asset will be used in another development project that has not yet commenced, and future economic benefit is expected from that use. The Company has determined that historically all such acquired development projects did not have an alternative future use.

The fair value of IPR&D assets is determined using the income approach on a project-by-project basis using the multi-period excess earnings method. The fair value of the acquired IPR&D assets has been based on the present value of probability adjusted incremental cash flows which a market participant would expect to be generated by the IPR&D projects after the deduction of contributory asset charges for other assets employed in these projects. This method incorporates an evaluation of the risks associated with the development project, which include applying an appropriate discount rate commensurate with the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:

•
revenue that is likely to result from specific IPR&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated market share and year-over-year growth rates over the product life cycles;

•	cost of sales related to the potential products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other market data;

•	general and administrative expenses;

•	R&D expenses to complete the development of the acquired products; and

•	the tax amortization benefit available to a market participant purchasing the relevant assets piecemeal.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from ongoing clinical trials, and obtaining the necessary regulatory approvals. The use of different estimates and assumptions to those used by the Company could result in materially different asset values and IPR&D expense. However, as the valuation process for IPR&D involves a number of inter-relating assumptions, the Company does not consider it meaningful to quantify the sensitivity of the asset values or IPR&D expense to changes in any individual assumption.

The valuation of IPR&D has been based on information that existed at the time of the acquisition and utilized expectations and assumptions that (i) have been deemed reasonable by Shire’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or estimates associated with such IPR&D assets or expenses will occur as projected. If certain of the IPR&D projects fail during development, are abandoned, or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the R&D investment made subsequent to acquisition. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

(ii)	Valuation of Equity Investments

At December 31, 2009 the carrying value of the Company’s investments in certain public and private pharmaceutical and biotechnology companies amounted to $105.7 million, (principally represented by the Company’s available for sale investment in Vertex). The carrying values of these investments are periodically reviewed for other-than-temporary impairment whenever certain events or circumstances suggest that the carrying value of an investment exceeds the fair market value of the investment. Indicators of other-than-temporary impairment considered by the Company, include, inter alia:

•	the market value of a quoted investment being below the cost of the investment;

•	adverse news on a company’s progress in scientific technology/development of compounds; and

•	recent stock issuances at a price below the investment price.

If the fair value appears to be below the investment’s cost the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include:

•	the length of time and/or the extent to which the market value of the investee is less than the cost of the investment;

•	the level of progress in the investee’s scientific technology/development of compounds;

•	ongoing activity in collaborations with the investee;

•	whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value;

•	analysis and valuation of comparable companies; and

•	the overall financial condition and near term prospects of the investee.

In instances when this review indicates that there is an other-than-temporary impairment of the Company’s investment in private companies, the Company impairs the investment to its current fair value. For the Company’s investments in public companies which are accounted for as available-for-sale securities, if these investments are deemed to be other-than-temporarily impaired, any unrealized holding loss is reclassified from other comprehensive income by recording an other than temporary impairment charge in the consolidated statement of operations.

During 2009, 2008 and 2007 Shire did not record any impairment charges for its non-current investments in private companies. During the year to December 31, 2009, the Company recorded other-than-temporary impairment charges for its available for sale securities of $0.8 million (2008: $58.0 million, 2007: $3.0 million), and at December 31, 2009 the Company has unrealized holding gains on its available for sale securities of $15.0 million.  At December 31, 2009 the Company does not have any available for sale securities with unrealized holding losses.

Other than temporary impairment charges recorded in 2008 included $44.3 million for the Company’s investment in Renovo Group plc. During the third quarter of 2008, the Company considered the following factors in its determination of whether its impairment in Renovo Group plc was temporary or other-than-temporary: the severity of the decline from historical cost (87% decline) and its duration (eleven months); market analysts’ targets of Renovo Group plc’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan. These factors, together with the significant decline in global equity markets during the third quarter of 2008 meant that the Company was unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo Group plc could occur. As such, at the end of the third quarter of 2008 the Company concluded that the decline in value was other-than-temporary.

The determination of the fair value of private company investments and the determination of whether an unrealized holding loss on a publicly quoted investment is other-than-temporary requires significant management judgment.  Any future events or circumstances which could lead to the recognition of other than temporary impairment charges, particularly in respect of the Company’s investment in Vertex (carrying value at December 31, 2009 $74.4 million), could have a material adverse impact on the Company’s financial condition and results of operations.

(iii)	Sales Deductions

Sales deductions consist of statutory rebates to state Medicaid and other government agencies, contractual rebates with health-maintenance organizations (“HMOs”), product returns, sales discounts (including trade discounts and distribution service fees), wholesaler chargebacks, and allowances for coupon sampling programs. These deductions are recorded as reductions to revenue in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves. On the balance sheet the Company records wholesaler chargebacks and prompt payment discounts as a reserve against accounts receivable, whereas all other sales deductions are recorded within current liabilities.

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

The amount of the reserve is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, projected product returns and the levels of inventory in the distribution channel.  Adjustments are made for known changes in these factors, such as how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation.

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers; results of independently commissioned retail inventory surveys and third-party prescription data (such as IMS Health National Prescription Audit data).

Revisions or clarification of guidelines from the CMS related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods.

The accrual estimation process for Medicaid and Managed Care rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of the estimation of the Medicaid URA for ADDERALL XR (see below), Shire does not believe that the effect of these uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation. As a result more than one URA is calculable for the purpose of determining the Company’s Medicaid rebate liability to States after authorized generic launch.  During 2009 the Company highlighted the different interpretations to CMS and submitted data to CMS for the purpose of computing the URA, based on the Company’s reasonable interpretation of the Medicaid rebate legislation and related guidance. The State Medicaid agencies have invoiced the Company for Medicaid rebates, and the Company has paid these Medicaid rebate invoices, based on this URA. Despite this CMS has the ability to subsequently challenge the Company’s interpretation of the Medicaid rebate legislation, and require an alternative interpretation to be applied (both retrospectively and prospectively), which could result in a significantly higher Medicaid liability.

Throughout 2009 the Company’s management has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. The Company’s management has developed this best estimate considering a number factors in combination, including: the level of URA invoiced by, and paid by the Company to, the State Medicaid agencies; the Company’s interpretation of the Medicaid rebate legislation; the Company’s correspondence with CMS highlighting the potential different interpretations of the Medicaid rebate legislation and related guidance; the likelihood of CMS employing an alternative interpretation of the Medicaid rebate legislation; an estimate of the amount the Company could be required to pay were CMS to employ an alternate interpretation of the Medicaid rebate legislation; the Company’s willingness to initiate litigation to recover any additional amounts which may in the future be paid to CMS; and the Company’s view of the ultimate outcome of any such litigation.

For the first three quarters of 2009, the Company’s management based this best estimate on an amount that the Company could pay were CMS to challenge the Company’s interpretation and require an alternative interpretation of the Medicaid rebate legislation to be applied. In the fourth quarter of 2009, the Company’s management lowered its best estimate of the Medicaid rebate payable down to be consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to CMS using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA and (v) Shire paying these invoices.  This change of estimate increased ADDERALL XR product sales by $97.7 million in the fourth quarter of 2009 (of which $73.6 million related to ADDERALL XR product sales recognized in the first three quarters of 2009).

In determining its best estimate of the Medicaid rebate liability at December 31, 2009 the Company’s management has considered a number of factors taken in combination (including the receipt of a further quarter’s invoices from the States with a URA based on the Company’s interpretation of the Medicaid rebate legislation and related guidance, and the Company’s likely response were CMS to employ an alternative interpretation of the Medicaid rebate legislation). Any future change in the Company’s interpretation which results in a change of estimate (both retrospectively and prospectively) could significantly decrease ADDERALL XR product sales, which could have significant impact on the Company’s financial condition and results of operations in the period of any such change in estimate.

At December 31, 2009 the Company has recorded an ADDERALL XR Medicaid liability of $112.5 million. The Company strongly believes that its interpretation of the Medicaid rebate legislation is reasonable and correct.   However, CMS could disagree with the Company’s interpretation, and require the Company to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $210 million above the recorded liability.  This would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly be in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR.  Should CMS take such an approach, the Company could seek to limit any additional payments to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $98 million above the recorded liability. Further, the Company believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of its recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above the Company’s current best estimate.

Aggregate accruals for Medicaid and MCO rebates at December 31, 2009, 2008 and 2007 were $341.6 million, $222.5 million and $146.6 million, or 13%, 8% and 7% respectively, of net product sales. Historically, with the exception of ADDERALL XR noted above, actual rebates have not varied significantly from the reserves provided.

Product Returns

The Company typically accepts customer product returns in the following circumstances: a) expiration of shelf life; b) product damaged while in the possession of Shire; c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Returns are generally accepted up to one year after expiration date of the relevant product. The Company typically refunds the agreed proportion of the sales price by the issuance of a credit, rather than cash refund or exchanges from inventory, and the returned product is destroyed.

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

Returns reserves for new products generally require a higher level of estimation than estimates for established products. For shipments made to support the commercial launch of a new product (which can include guaranteed sales) the Company’s policy is to defer recognition of the sales revenue until there is evidence of end-patient acceptance of the new product (primarily through third-party prescription data). For shipments after launch under standard terms (i.e., not guaranteed sales), the Company’s initial estimates of sales return accruals are primarily based on the historical sales returns experience of similar products shortly after launch. Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.  In the year to December 31, 2009 the Company launched INTUNIV, for the treatment of ADHD in children and adolescents in the US.  The Company recognized revenue of $5.4 million in 2009 and at December 31, 2009 had recorded deferred revenue on the balance sheet representing gross sales of $38.8 million relating to launch shipments of INTUNIV.

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

At the balance sheet date, provisions for product returns were $62.7 million in 2009, $47.1 million in 2008 and $39.5 million in 2007, or 2%, 2% and 2%, respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

(iv)	Income Taxes

In accounting for uncertainty in income taxes, management is required to develop estimates as to whether a tax benefit should be recognized in the consolidated financial statements, based on whether it is more likely than not that the technical merits of the position will be sustained based on audit by the tax authorities. The measurement of the tax benefit recognized in the consolidated financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely to be realized based on a cumulative probability assessment of the possible outcomes. In accounting for income tax uncertainties, management is required to make judgments in the determination of the unit of account, the evaluation of the facts, circumstances and information in respect of the tax position taken, together with the estimates of amounts that the Company may be required to pay in ultimate settlement with the tax authority.

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. Because Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment of the measurement of uncertain tax positions using internal expertise, experience and judgment, together with the assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, during the year to December 31, 2009 the Company recognized additional interest expense of $21.3 million on its provision for uncertain tax positions following the receipt of new information on the amount of interest that may be payable upon settlement of the relevant tax position.

Any outcome upon settlement that differs from the recorded provision for uncertain tax positions may result in a materially higher or lower tax expense in future periods, which could significantly impact the Company’s results of operations or financial condition. However, we do not believe it possible to reasonably estimate the potential impact of any such change in assumptions, estimates or judgments and the resultant change, if any, in our provision for uncertain tax positions, as any such change is dependent on factors such as changes in tax law or administrative practice, the amount and nature of additional taxes which may be asserted by the taxation authorities, and the willingness of the relevant tax authorities to negotiate a settlement to any such position.

At December 31, 2009 the Company recognized a liability of $254.0 million for total unrecognized tax benefits (2008: $228.7 million) and had accrued $111.5 million (2008: $76.2 million) for the payment of interest and penalties. The company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are offset against the income tax liability but do not reduce the provision for unrecognised tax benefits.

The Company has significant deferred tax assets due to various tax attributes including, net operating losses (“NOLs”), tax credits (from Research and Development, Investment Tax Credits and Alternative Minimum Tax) principally in the Republic of Ireland, the US, Germany and the UK. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in future periods. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets, based upon the availability of prudent and feasible tax planning strategies and estimates of future taxable income in the various jurisdictions in which these NOLs and other tax attributes exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these tax attributes a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

At December 31, 2009, the Company had deferred tax liabilities of $448 million and gross deferred tax assets of $515 million, against which the Company had recorded valuation allowances of $149 million.

At December 31, 2008, the Company had deferred tax liabilities of $504 million and gross deferred tax assets of $472 million, against which the Company had recorded valuation allowances of $119 million.

At December 31, 2007, the Company had deferred tax liabilities of $510 million and gross deferred tax assets of $587 million, against which the Company had recorded valuation allowances of $105 million.

(v)	Litigation and legal proceedings

The Company has a number of lawsuits pending that relate to intellectual property infringement claims, and in September 2009 the Company received a subpoena from the US Department of Health and Human Services Office of the Inspector General seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE, See ITEM 3: Legal Proceedings and Note 23(d), “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for further details. Shire records a loss contingency provision for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Best estimates are reviewed quarterly and estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional or lesser expense in a future accounting period, which could materially impact the Company’s financial condition and results of operations.

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

Recent accounting pronouncements update

See Note 2(y) to the consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Financial Information Relating to the Shire IAS Trust

The results of operations and the financial position of the IAS Trust are included in the Consolidated Financial Statements of the Company. An explanation of the IAS Trust is included in ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities of this Annual Report. Separate, audited financial statements of the IAS Trust are included in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

For the year to December 31, 2009 the IAS Trust recorded income before tax of $45.9 million (2008: $7.2 million). This income reflected dividends received on the Income Access Share.

At December 31, 2009 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2009: $45.9 million, 2008: $7.2 million), and distributions made on behalf of Shire to shareholders (2009: $45.9 million, 2008: $7.2 million).

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2009 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire plc’s $1,100 million in principal convertible bonds due 2014. The building financing obligation of $46.7 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

No derivative instruments were entered into during the year to December 31, 2009 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

At December 31, 2009 the Company had 26 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2009 the fair value of these contracts was a net asset of $4.2 million. Further details are included below.

Foreign exchange risk sensitivity

The table below provides information about the Company's swap and forward foreign exchange contracts by currency pair. The table presents the net principal amounts and weighted average exchange rates of all outstanding contracts. All contracts have a maturity date of less than three months.

December 31, 2009
	Principal Value of Amount Receivable $’M	Weighted Average Exchange Rate	Fair Value $’M
Swap foreign exchange contracts
Receive USD/Pay EUR	286.8	1.46	5.0
Receive GBP/Pay USD	50.1	1.62	(0.2)
Receive CAD/Pay USD	141.3	1.05	(0.2)
Receive USD/Pay SEK	27.3	7.27	(0.4)

Market risk of investments

As at December 31, 2009 the Company has $105.7 million of investments comprising available-for-sale investments in publicly quoted companies ($87.0 million), equity method investments ($14.8 million) and cost method investments in private companies ($3.9 million). The investment in public quoted companies and equity investment funds for certain investment funds which contain a mixed portfolio of public and private investments are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

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

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2009.

The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte LLP, an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting, including those controls applicable to the Income Access Share Trust. This report appears on page F-3 of the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report.

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2008 and 2009. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, executive officers and corporate governance

Directors of the Company

Name	Age	Position
Matthew Emmens	58	Non-Executive Chairman
Angus Russell	54	Chief Executive Officer (“CEO”)
Graham Hetherington	51	Chief Financial Officer (“CFO”)
David Kappler	62	Deputy Chairman and Senior Independent Non-Executive Director
Dr Jeffrey Leiden	54	Vice Chairman and Non-Executive Director
Patrick Langlois	64	Non-Executive Director
Kate Nealon	56	Non-Executive Director
Dr Barry Price(1)	66	Non-Executive Director
David Stout(2)	55	Non-Executive Director

(1) Dr Barry Price stepped down as Non-Executive Director on January 24, 2010.
(2) David Stout was appointed as Non-Executive Director with effect from October 31, 2009.

Executive Officers of the Company

Name	Age	Position
Angus Russell	54	CEO
Graham Hetherington	51	CFO
Michael Cola	50	President of Specialty Pharmaceuticals
Dr Sylvie Grégoire	48	President of Shire Human Genetic Therapies
Tatjana May	44	General Counsel and Company Secretary
Anita Graham	38	Executive Vice President Corporate Business Services and Chief Administrative Officer
Barbara Deptula	55	Executive Vice President and Chief Corporate Development Officer

For the purposes of the NASDAQ corporate governance rules, the independent directors are David Kappler, Patrick Langlois, Dr Jeffrey Leiden, Kate Nealon and David Stout. There is no family relationship between or among any of the directors or executive officers.

The Company’s Directors, including Non-Executive Directors, are subject to the "retirement by rotation" provisions of the Company’s Articles of Association. These are designed to ensure that all directors are re-elected by shareholders at least every three years.

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

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Matthew Emmens	June 17, 2010
David Kappler	April 4, 2010
Patrick Langlois	November 10, 2011
Kate Nealon	July 26, 2010
Dr Jeffrey Leiden	December 31, 2010
David Stout	October 30, 2011

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Matthew Emmens
Chairman
Mr Emmens was appointed Non-Executive Chairman on June 18, 2008 and has been a member of the Board since March 12, 2003. He is also a member of the Company’s Nomination Committee. He was Chief Executive Officer of the Company from March 2003 to June 2008. Mr Emmens brings to the Board, among other things, his operational knowledge of Shire and his wealth of international sales, marketing, integration and operational experience in the pharmaceutical sector.  Mr Emmens also serves as Chairman, President and Chief Executive Officer of Vertex Pharmaceuticals Inc. He is a former board member of Incyte Corporation. Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck, a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s global prescription pharmaceutical business. He was later based in Darmstadt, Germany as President of Merck KGaA's US prescription pharmaceutical business and was a board member. Mr Emmens holds a degree in Business Management from Fairleigh Dickinson University.

Angus Russell
Chief Executive Officer
Mr Russell was appointed Chief Executive Officer on June 18, 2008 and has been a member of the Board since December 13, 1999. He was the Company’s Chief Financial Officer from December 1999 to June 2008. He is also the Chairman of the Company’s Leadership Team. Mr Russell brings to his position, among other things, his operational knowledge of Shire and his extensive finance, risk management, strategic and operational experience in the pharmaceutical sector. Mr Russell is a former Non-Executive Director of the City of London Investment Trust plc. Between 1980 and 1999, he held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca PLC, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr Russell is a Chartered Accountant, having qualified with Coopers & Lybrand, and is a Fellow of the Association of Corporate Treasurers.

Graham Hetherington
Chief Financial Officer
Mr Hetherington has been the Company’s Chief Financial Officer and a member of the Board since July 1, 2008. He is also a member of the Company’s Leadership Team. Mr Hetherington brings to his position, among other things, a broad range of international finance management & planning, audit, risk management and M&A experience.  Mr Hetherington most recently held positions as the Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999-2005. Mr Hetherington is a Fellow of the Chartered Institute of Management Accountants.

David Kappler
Deputy Chairman and Senior Independent Non-Executive Director
Mr Kappler has been a member of the Company's Board since April 5, 2004. He was appointed Deputy Chairman in June 2008 and Senior Independent Non-Executive Director in July 2007. He is Chairman of the Company’s Nomination Committee and Audit, Compliance & Risk Committee.  Mr Kappler brings to the Board, among other things, his extensive knowledge and experience in financial reporting, risk management and internal financial controls.  Mr Kappler also serves as the Non-Executive Chairman of Premier Foods plc and as a Non-Executive Director of Intercontinental Hotels Group plc. Mr Kappler was a Director of Camelot Group plc from 1996-2002 and of HMV Group plc from 2002-2006. Mr Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995. He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of Trebor Group, where he was Financial Director. Mr Kappler is a Fellow of the Chartered Institute of Management Accountants.

Dr Jeffrey Leiden
Vice Chairman and Non-Executive Director
Dr Leiden has been a member of the Company’s Board since January 1, 2007, and Deputy Chairman since April 2009. He is a member of the Company’s Remuneration Committee and Nomination Committee and Chairman of the Company’s Science & Technology Committee. Dr Leiden brings to the Board, among other things, his extensive operational experience in pharmaceutical companies and his operational and scientific experience in clinical research, development and registration.  Dr. Leiden is also a Managing Director at Clarus Ventures LLC, Chairman of the Board of Directors of TyRx Pharma, Inc., Lycera Corporation and Variation Biotechnologies Inc., and a member of the Board of Directors of Biolex Therapeutics Inc., and Vertex Pharmaceuticals Inc. Dr Leiden served as President and Chief Operating Officer, Pharmaceutical Products Group and Chief Scientific Officer at Abbott Laboratories from 2001 to 2006; during this time he was also a member of the Boards of Directors of Abbott and TAP Pharmaceutical Products, Inc. Prior to joining Abbott, Dr Leiden served as the Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School. Previously, he was the Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology at the University of Chicago. Dr Leiden was a founder of Cardiogene, Inc., a biotechnology company specializing in cardiovascular gene therapy. Dr Leiden earned a bachelor's degree in biological sciences, a doctorate in virology and a medical degree, all from the University of Chicago. He is a Fellow of the American Academy of Arts and Sciences and an elected member of the Institute of Medicine of the National Academy of Sciences. Dr Leiden is currently a Managing Director at Clarus Ventures LLC.

Patrick Langlois
Non-Executive Director
Mr Langlois has been a member of the Company’s Board since November 11, 2005. He is also a member of the Company’s Audit, Compliance & Risk Committee and Remuneration Committee.  Mr Langlois brings to the Board, among other things, his extensive experience in financial reporting, audit and risk management.  Mr Langlois is a Non-Executive Director of Scynexis Inc., Nanobiotix S.A., Exonhit S.A. and Newron Spa. Mr Langlois previously served as Vice Chairman of the Management Board of Aventis S.A., Strasbourg, having been Group Executive Vice President and Chief Financial Officer for several years. He also spent many years in senior financial roles with the Rhone-Poulenc Group, including three years as a member of the Executive Committee and Chief Financial Officer. Mr Langlois holds a PhD in Economics and a diploma in banking studies.

Kate Nealon
Non-Executive Director
Ms Nealon has been a member of the Company’s Board since July 27, 2006. She is Chair of the Company’s Remuneration Committee and also a member of the Audit, Compliance & Risk Committee. Ms Nealon brings to the Board, among other things, her extensive global legal, compliance and risk management experience gained through roles held in multinational companies.  Ms Nealon is a Non-Executive Director of Cable & Wireless plc and a former Non-Executive Director of HBOS plc. She is also a Senior Associate at the Judge Business School at Cambridge University. Ms Nealon was previously Group Head of Legal & Compliance at Standard Chartered plc until 2004. She is a US qualified lawyer and spent several years in her early career practising law in New York.

Dr Barry Price
Non-Executive Director
Dr Price was a member of the Company’s Board from January 16, 1996 to January 24, 2010. He was a member of the Company’s Nomination Committee and Science & Technology Committee until October 2009 and January 2010 respectively. Dr Price brought to the Board, among other things, his wealth of experience in the operational and scientific aspects of clinical research and development.  He serves as Chairman of Antisoma plc and Summit Corporation plc. In recent years he has held directorships at Chiroscience plc, Celltech Group plc and Pharmagene plc. Dr Price worked for Glaxo for 28 years, where he held positions of increasing responsibility with that company’s research group.

David Stout
Non-Executive Director
Mr David Stout joined the Board as a Non-Executive Director with effect from October 31, 2009 and is a member of the Audit, Compliance & Risk Committee. Mr Stout brings to the Board, among other things, extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector.  Mr Stout also holds directorships at Allos Therapeutics, Inc, Jabil Circuit, Inc. and Airgas Inc.  Most recently he was President, Pharmaceutical Operations at GSK. In this position he had responsibility for pharmaceutical operations in the United States, Europe, Japan and all other International Markets. Mr Stout was also responsible for global manufacturing and global Biologics (vaccines) at GSK. Prior to that, he was President of GSK’s US Pharmaceuticals Business and before that SmithKline Beecham’s North American Pharmaceuticals Business. Before joining SmithKline Beecham, Mr Stout worked for many years at Schering- Plough.

Executive officers

Michael Cola has been with Shire since July 2005. He is President of Specialty Pharmaceuticals and a member of Shire’s Leadership Team. Mr Cola has over 20 years of international biopharmaceutical industry experience. He was previously President of the Life Sciences Group of Safeguard Scientifics, Inc. He also held progressively more senior management positions in product development and commercialization at AstraMerck/AstraZeneca. Mr Cola received his Master of Science degree in biomedical engineering from Drexel University.

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

Tatjana May has been with Shire since May 2001. She is General Counsel and Company Secretary and a member of Shire’s Leadership Team. Ms May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc and prior to that she worked at the law firm Slaughter and May.

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

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2009 were Mr Kappler, Mr Langlois, Ms Nealon and Mr Stout.

The Board of Directors has determined that Mr Kappler is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr Kappler’s relevant experience is provided above.

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

The NASDAQ Stock Market’s rules require that new directors are selected, or recommended for the board’s selection, by a majority of independent directors or a nominations committee comprised solely of independent directors. In compliance with Jersey law and the provisions of the UK Combined Code on Corporate Governance June 2008 (the “Combined Code”), new directors at Shire are nominated by a nomination committee comprised of three members. Mr Matthew Emmens, who is a member of the committee, is not regarded as “independent” under The NASDAQ Stock Market’s rules.

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

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2009, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $43.9 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.2 million. During 2009, members of the group were granted options over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share option plans described in Note 31 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its financial statements filed with the United Kingdom Listing Authority (“UKLA”). As the remuneration report is made publicly available, it is reproduced in full below. As at the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Annual General Meeting.

Introduction
This report meets the relevant requirements of the Listing Rules of the Financial Services Authority and describes how the Remuneration Committee has applied the principles relating to Directors’ remuneration in the Combined Code. The Report complies with the Companies Act 2006 and related regulations.

Unaudited Information

Dear Shareholder

I am pleased to present the Directors’ Remuneration Report for Shire plc.

2009 was a challenging and transformational year for Shire.  In his first full year as CEO, Angus Russell led the Company in achieving excellent results, which reflected the success of Shire’s focused strategy and business model.

Some key accomplishments in 2009 included significant growth in core products, an increasing international reach, and a pro-active approach to cost management, all of which helped to offset the loss of exclusivity for ADDERALL XR.  Growth prospects remain excellent and the Company’s core product portfolio currently has robust exclusivity protection. The Company successfully launched INTUNIV in the US and several product launches are planned, subject to regulatory approval, in the US, EU, and ROW for 2010, including VPRIV in the US and EU.

To ensure the strategy and the achievement of business objectives are supported by the Company’s reward programs, the Remuneration Committee conducted a Total Rewards Effectiveness Review at the end of 2008.  This review resulted in a number of changes being made to our reward policy and compensation plans for both executive directors, senior leadership (i.e., Leadership Team members), and the broader employee population.   Shareholder views were also taken into account in the re-design of compensation plans, as a number of changes are aligned with shareholder feedback on best practice.

The Remuneration Committee has approved a number of changes to reward policy and design of the Company’s compensation plans for 2010.  Where appropriate, this report includes detail on plans in effect in 2009 as well as descriptions of planned arrangements for 2010. At the date of the publication of this report, however, the Remuneration Committee is in the process of consulting with shareholders on the proposed changes to the long-term incentive arrangements for the 2010 financial year.  Any material changes which result following this consultation will be explained to shareholders in the Chairman’s letter accompanying the Notice of the Company’s 2010 Annual General Meeting.

The Remuneration Committee believes the changes to be implemented in 2010 will play a key role in helping the Company deliver on its strategy in the coming years.

In addition to revising reward programs we have also revised the Remuneration Report to improve its usefulness to readers.  For example, to ensure changes are transparent to shareholders, we have included a comparison table in the Executive Remuneration Package Section to provide an “at-a-glance” summary of key changes. The Remuneration Report is grouped into four sections:

•	The Remuneration Committee, which provides information on the individuals making remuneration decisions and their activities for the year 2009;

•	Remuneration Policy, which describes Shire’s guiding principles on remuneration for Executive Directors, senior leadership, and the broader employee population;

•	The Executive Remuneration Package, which explains the components of Shire’s 2009 executive compensation packages and how they will change in 2010; and

•	The Performance Graph, to provide information on Shire’s performance over a five-year period, compared to its competitors.

The Remuneration Committee remains committed to a continuing dialogue with shareholders and we take account of your views.  We hope that this report provides helpful context and explanation of the policies and practical considerations that influence our decisions.

Kate Nealon
Chairman of the Remuneration Committee

The Remuneration Committee

The Remuneration Committee (the ’Committee’) is responsible for developing, reviewing and overseeing the implementation of the Company’s compensation and benefits policy. The Committee reviews and approves all elements of the Executive Directors’ remuneration, as well as the broad policy for the remuneration of senior leadership (i.e., Leadership Team members) and the wider employee population.

The constitution of the Committee complies with the Combined Code. In February 2010, the Committee reviewed its Terms of Reference and confirmed that these effectively reflect its responsibilities.  The Terms of Reference are available on the Company’s website at www.shire.com.

The Board considers all members of the Committee to be independent.  The following Directors served as members of the Committee during the year:

Kate Nealon (Chairman)
Patrick Langlois
Dr Jeffrey Leiden
Dr Michael Rosenblatt (appointed on October 27, 2009 and stepped down on December 23, 2009, when he left the Board)

The Chairman and the CEO attend meetings of the Committee by invitation, but neither is involved in any decisions relating to his own remuneration.

The Committee was materially assisted in 2009 by JoAnn Verderese, Vice President, Total Rewards.

PricewaterhouseCoopers LLP served as the independent external advisor to the Committee. In addition, PricewaterhouseCoopers LLP also provided a broad range of consultancy services to Shire, primarily in respect of accounting and tax matters in 2009.

Remuneration Committee Activities for 2009

The Committee met five times in 2009.  All members attended all meetings they were eligible to attend, except for Dr Rosenblatt, who did not participate in the December 2009 meeting.

In 2009, the Committee discussed the following key topics and standing agenda items:

Key Topics
•	Remuneration Policy, including Guiding Principles for Reward Programs and confirmation of compensation philosophy
•	Changes to the Annual Incentive Plan
•	Changes to the Executive Annual Incentive Plan ("EAIP")
•	Changes to the Long-term Incentive Plan ("LTIP")
•	Changes to performance measures for awards to Executive Directors in the LTIP
•	Tax and immigration impact of CEO relocation to the US

Standing Agenda Items
•	Final 2008 compensation awards for the Leadership Team, including salary increases, bonuses, and equity awards
•	Assessment of 2008 corporate performance against the 2008 Corporate Scorecard and determination of the Corporate Annual Incentive Modifier for all bonus-eligible employees
•	2008 Directors’ Remuneration Report
•	2009 Annual Equity Grant
•	2009 Chairman’s fees
•	CEO and CFO objectives for 2009
•	Annual offerings of Employee Stock Purchase Plans ("ESPP") and sub-plans

•	Determination of the vesting percentage of 2006 Portfolio Share Plan for Executive Directors
•	Market data review to determine approach to 2010 salary increases for Executive Directors
•	Compensation for CEO, CFO, and the Leadership Team based on 2009 performance
•	Updates on regulatory changes

In addition to impact of decisions on the Executive Directors and the Leadership Team, a number of decisions made by the Committee had significant impact on the wider employee population.  Examples of these include:

•	Approval of the new Annual Incentive Plan to apply to all employees below senior leadership
•	Approval of changes to equity plans for employees below senior leadership which will be put to a shareholder vote at the upcoming Annual General Meeting
•	Review of the annual compensation process for all employees, including review of overall performance levels, range of salary increases, bonus payouts, and equity awards.

Remuneration Policy

The Committee considers that an effective remuneration policy, aligned to the Company’s business needs, is important to the Company’s success. It directly impacts the Company’s ability to recruit, retain and motivate employees of the highest calibre who will be able to deliver sustained value to shareholders, even in the most challenging times.

In 2009 the Committee approved the Total Rewards Guiding Principles for reward programs for all employees, including Executive Directors, senior leadership, and the broader employee population.  The guiding principles are:

Guiding Principle	Description

Simple and Understandable	•	Each element of the package has a clear purpose
	•	Plan drivers are easily understood by participants
	•	Pay decisions are not mechanistic
	•	Plans are simple to implement
	•	Plans are transparent and easily communicated

Competitive	•	Plans are competitive with the external market
	•	Plans help to attract and retain talent

Strategically and Culturally aligned	•	Incentive Plans, support success, aligned with Company goals
	•	Plan designs support Company Culture

Performance Oriented	•	Differentiate based on performance
	•	Maintain link to overall Company Performance

Valued by Employees	•	Employee perceived value is aligned with cost to Company
	•	Plans drive shareholder value
	•	Plans minimize accounting cost and provide tax efficiencies where possible

In addition, the Committee reconfirmed the following compensation philosophy:

•
Pay should be targeted at the 50th percentile for median level performance.  However, compensation plans should allow for the achievement of top quartile pay levels, if appropriate, to recognize the highest levels of performance.

•
Benchmarking should consider each individual component of pay (base salary, annual incentive, and long-term incentive targets).  Additionally, market data for total cash and total direct compensation will also be part of the pay decision.

•	Percentage of pay at risk should consider the external market.

•	Further guidelines for Executive Directors and other members of senior leadership include:

•
Base pay and incentive targets are determined with reference to a blended US/UK market comparison group. Pay is targeted at or around the median relative to the comparison group and actual amounts may be higher or lower than the median based on performance;

•	The Committee currently aims for variable compensation to represent over two-thirds of total remuneration; and

•	Executive Directors and senior leadership are encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders.

The Remuneration policy, through the Guiding Principles and compensation philosophy, is designed to balance the needs of the Company, the shareholders, and employees.  It recognizes the importance for reward programs to link to Company strategy, with a focus on performance and achieving shareholder value, while also providing programs that are competitive, are valued by employees, and reward them for strong performance in the achievement of Company and individual goals.

The Committee was also mindful of achieving this balance in 2009, in light of the wider economic downturn.  The Committee recognized this external environment in making decisions and was focused on ensuring that salary increases, plan payouts for bonuses and long-term incentives were closely aligned to Company performance and the creation of shareholder value.

The Executive Remuneration Package

Following are the main elements of the remuneration package, with specific details for each of the Executive Directors:

1.	Salary

2.	EAIP
(a)	Cash Component
(b)	Share Component

3.	Long-term incentives
(a)	Portfolio Share Plan
i.	Stock Appreciation Rights ("SARs")
ii.	Performance Share Awards ("PSAs")

4.	Pension and other benefits

An appropriate balance is maintained between fixed and performance-related remuneration and between elements linked to short-term financial performance and long-term shareholder value creation.  The EAIP and LTIPs are considered performance-related elements, while base salary is essentially ‘fixed’, although performance is considered when determining annual increases. Assuming on-target performance, the CEO’s remuneration for 2010 is 27% fixed and 73% variable, and the CFO’s remuneration is 30% fixed and 70% variable.

1. Salary
The Committee reviews salaries annually.  Salaries are targeted at or around the median of a comparator group that is a blend of US and UK companies with sector, size, complexity, and international characteristics similar to those of the Company.  Market data is provided by independent external consultants, who also advise the Committee on overall external market conditions.

Base salary levels and salary increase decisions take into account the competitive market data, the Company’s budget for performance-related pay increases, and the skills, performance and results achieved by each individual.   Salaries may be positioned below median for those who are new to their role or under-performing, while salaries for consistently strong performers may be positioned at median or higher. This approach positions pay comparably to those companies with whom the Company competes for talent, while also providing the flexibility to recognize individual performance.

The following salaries for the CEO and CFO were determined based on a review of competitive market data, and on corporate and individual performance results:

•
When Mr. Russell was appointed CEO effective June, 2008, the Remuneration Committee decided to set his salary below median, recognizing that future salary growth would be subject to performance in his new position.  As was disclosed in the 2008 Directors’ Remuneration Report, the Committee reported it would review Mr Russell’s salary annually and that subject to continuing satisfactory performance, it would look to bring it to the median over the course of two years.  Consistent with this approach and on the basis of actual performance, Mr Russell’s salary has been increased for 2010 such that it is now at median compared to benchmark data. His 2010 salary, effective January 1, will be $1,200,000 (equivalent to £750,000 at the exchange rate applied at the time of decision).  Mr Russell’s salary is now denominated in US Dollars to reflect his change in residency to the US.

•	Mr Hetherington’s salary was increased from £416,000 to £435,000 effective January 1, 2010. This competitive salary reflects his performance since joining the Company in July, 2008.

2. Executive Annual Incentive Plan
Executive Directors and the Leadership Team participate in the EAIP, which rewards participants based on achievement of pre-defined, Committee-approved corporate objectives and individual objectives. The EAIP is awarded in a combination of cash, which is delivered shortly after the close of the fiscal year, and restricted shares, which are released on the third anniversary of the date of the award.  The EAIP is designed to provide a strong performance/shareholder value orientation and reward executives for the creation of shareholder value.

Corporate objectives are organized and weighted in a scorecard format (the "Scorecard'), which focuses on all areas that drive the success of the business: financial (40% weighting), customer (15% weighting), people and capabilities (15% weighting), and operational excellence (30% weighting).  Each objective includes a description of the objective and key performance measures, including targets and deadlines.

The Committee assesses the level of performance relative to the key performance measures, ensuring that both non-financial and financial results are considered.  Financial objectives are assessed on the Company’s non GAAP financial results as reported in the Company’s full year earnings release.  These non GAAP measures exclude the effect of certain cash and non-cash items, both recurring and non-recurring, that Shire’s management believes are not related to the core performance of Shire’s business.

The extent of awards under the EAIP is determined by the Committee based on the level of achievement for all key performance measures, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year.

2009 EAIP and Results

2009 key performance measures, as provided in the Scorecard include:

•	Achieve target net product sales

•	Achieve target Non-GAAP earnings before interest tax depreciation and amortization ("EBITDA")

•	Improve ranking among peer group for Non-GAAP EBITDA

•	Achieve target proportion of net sales from products that have launched within the last three years

•	Achieve target proportion of net product sales from markets outside of the US

•	Achieve selling, general and administrative ("SG&A") costs and research and development ("R&D") costs targets as a proportion of net product sales

•	Achieve “best in class” ratings in therapeutic areas

In addition, the Executive Directors have individual objectives which are approved by the Committee.

The Committee assesses performance against annual objectives in the first quarter of the following year. The target incentive is paid if Executive Directors have fully achieved their individual objectives and the corporate objectives have been met. The maximum incentive is paid when the Committee determines that individual and/or corporate performance has been exceptional. The table below outlines the 2009 incentive opportunities for each:

	Target incentive (as a % of salary)	Maximum incentive (as a % of salary)	Weighting of target incentive objectives
			Corporate	Individual
Angus Russell CEO	65% cash 20% restricted shares	115% cash 65% restricted shares	100%	Will be taken into account in determining final award
Graham Hetherington CFO	55% cash 15% restricted shares	100% cash 55% restricted shares	70%	30%

For 2009, the Committee made award determinations for Mr Russell and Mr Hetherington as follows:

•	Mr Russell was awarded a cash award of 81% of base salary and his share award was 46% of base salary.

•	Mr Hetherington was awarded a cash award of 64% of base salary and a share award of 44% of base salary.

These incentive awards are consistent with the overall performance of the Company in 2009, which included:

•	Growth in core products of 25% over 2008 and only a 2% decrease in total product sales, despite the loss of exclusivity for ADDERALL XR;

•
Non-GAAP EBITDA of $982 million, ahead of target, as the marginally lower revenues and Shire’s increased investment in R&D in 2009, were partially offset by lower SG&A costs from Shire’s continued focus on cost management;

•	Net product sales for ex-US markets at 30% of total product sales, ahead of target; and

•	A successful launch of INTUNIV, and the acceleration of the VPRIV program in response to the ongoing shortage of the currently marketed treatment for Type 1 Gaucher disease.

Employees below senior leadership participate in a cash-based annual incentive plan that applies the same Scorecard format used for Executive Directors and the Leadership Team.  However, the percentage of bonus tied exclusively to Corporate objectives gradually decreases based on each employee’s level of responsibility within the Company.  Personal objectives are developed for each employee based on corporate objectives and individual awards are determined based on achievement of individual and corporate objectives.

2010 EAIP

The 2010 EAIP will continue to use a scorecard approach for setting and evaluating objectives.  The key performance measures for 2010 will be broadly consistent with those used for 2009.  While the four scorecard dimensions are unchanged, the weightings have been adjusted to increase the impact of People and Capabilities (from 15% to 20%) and decrease Operational Excellence (from 30% to 25%).

The most significant change to the EAIP is the allocation of cash and shares.  Under the previous plan design, the cash award and the share award were calculated separately, each with its own target, minimums and maximums.  In 2010, participants will have one bonus target, representing both cash and shares.

In the first quarter of the following year, the bonus will be adjusted by a corporate bonus modifier, which will be determined by the Committee based on the achievement of scorecard goals.  Each EAIP participant will be eligible to receive a bonus based on the combination of achievement of these goals and individual performance.

This bonus will be allocated 75% cash and 25% restricted shares; the shares will be released on the third anniversary of the date of the award.  The maximum award will be 200% of target.

Annual incentive targets for the CEO and CFO and the maximum payment for the CFO have been adjusted slightly to align with the new 200% maximum.  The changes are supported by the blended US/UK market data used for benchmarking these roles.

	Incentive Target (Percent of Base Salary)	Incentive Maximum (Percent of Base Salary)	Incentive Maximum (Percent of Target)
Angus Russell (CEO)	90%	180%	200%
Graham Hetherington (CFO)	80%	160%	200%

3. Long-Term Incentives

2009 LTIP

Long-term incentives in 2009 were granted under the Portfolio Share Plan (the “PSP”). The purpose of the PSP is to enable the Company to motivate and reward selected employees by reference to share price performance, and to align the interests of these employees with long-term value creation for shareholders. Participation in the Plan is discretionary.

Under the PSP, awards granted to Executive Directors will be subject to a performance target, which must, in normal circumstances, be met before the award vests. Performance targets will normally be measured over a period of not less than three years. Special rules apply if the participant’s employment terminates early or on a change in control of the Company.

The PSP is comprised of two parts, which can be operated separately.

•
Part A - A SAR Award is the right to receive shares or American Depositary Shares ("ADSs") in Shire plc linked to the increase in value of a specified number of shares over a period between three and five years from the date of grant and, in the case of Executive Directors, subject to the satisfaction of performance targets. SAR Awards will normally vest three years after the date of grant, subject to the satisfaction of performance targets in the case of Executive Directors, and can be exercised up to the fifth anniversary of the date of grant.

•
Part B - A PSA Award is the right to receive a specified number of shares or ADSs three years from the date of grant. In the case of Executive Directors, performance targets must be satisfied before a PSA Award vests. Upon vesting of the PSA Award, shares will be released to the participant automatically without any action on the part of the participant.

For 2009, the PSP contained individual grant limits set at a face value of six times base salary for SAR Awards in any one year and four times base salary for PSA Awards in any one year.  Annual grants to the CEO and CFO in 2009 had the following face values (calculated by reference to the average share price over the prior 12-month calendar period):

•	for the CEO, equivalent to approximately 4 times base salary in SARs and 3 times base salary in PSAs; and

•	for the CFO, equivalent to approximately 2.2 times base salary in SARs and 1.65 times base salary in PSAs.

Performance criteria
SAR and PSA Awards under the PSP normally vest on the third anniversary of the date of grant. In the case of Executive Directors, awards will only vest if the Committee determines that the performance conditions have been satisfied and that, in the opinion of the Committee, the underlying performance of the Company is sufficient to justify the vesting of the award.

Performance criteria for 2008 and 2009 are based on relative Total Shareholder Return (‘TSR’) measured against two comparator groups. Vesting of 33% of an Award will depend upon the Company’s performance relative to the TSR performance of FTSE 100 constituents, excluding financial institutions. The vesting of the remaining 67% of an Award will depend upon the Company’s performance relative to the TSR performance of a group of international companies from the pharmaceutical sector (see below). Vesting will be as follows:

Percent Vesting	Performance Level Achieved
0% Vesting	Performance below the median versus the comparator companies and the FTSE 100 (excluding financial institutions)
33% Vesting	Performance at median versus the comparator companies and the FTSE 100 (excluding financial institutions)
100% Vesting	Performance at or above upper quartile performance versus the comparator companies and the FTSE 100 (excluding financial institutions)

Performance between median and upper quartile versus the comparator companies and the FTSE 100, excluding financial institutions, is calculated from 33% to 100% on a straight-line basis.

For 2008, the comparator group of international companies from the pharmaceutical sector comprised the following companies:

Allergan, Inc., Altana Aktiengesellschaft, Biovail Corporation (‘Biovail’), Cephalon Inc. (‘Cephalon’), Forest Laboratories Inc. (‘Forest Labs’), King Pharmaceuticals Inc. (‘King’), Kos Pharmaceuticals Inc., H. Lundbeck A/S (‘Lundbeck’), Medicis Pharmaceutical Corporation, Novo Nordisk A/S (‘Novo Nordisk’), Schering AG, Sepracor Inc., Merck Serono S.A. , UCB S.A. (‘UCB’), Valeant Pharmaceuticals International, and Watson Pharmaceuticals Inc..

The Committee has the discretion to amend this group of companies to ensure that the group stays both relevant and representative; however, the change must not have the effect of making the performance criteria either materially easier or materially more difficult to achieve, in the opinion of the Committee, than they were immediately before the change.

For the 2009 award, the Committee has decided that the comparator group will comprise the following international companies from the pharmaceutical sector.  These companies are peers identified by the Company in 2008:  Actelion Pharmaceuticals Ltd, Amgen Inc., Biogen Idec Inc., BioMarin, Biovail, Celgene Corporation, Cephalon, Endo Pharmaceuticals Holdings Inc., Forest Labs, Genzyme, Gilead, Ipsen Ltd, King, Lundbeck, Novo Nordisk, UCB (the "2009 Comparator Group").

TSR performance will be measured using an averaging period of three months. In addition, the Committee will have regard to the same calculation using an averaging period of six months as part of a fairness review to ensure that vesting properly reflects underlying performance.

If the performance conditions are not met, awards will lapse.

For the 2006 PSP award which vested in August 2009, Shire’s TSR was 10.4% for the 3-month averaging period, which placed it 20th among the FTSE 100 (excluding Financial Institutions) and 4th among its pharmaceutical competitors.  This resulted in a vesting of 99% of the award.

Awards made to Executive Directors under the PSP in 2009 are set out in the audited information below.

2010 LTIP

For 2010, the PSP Award (as a percentage of base salary) for the CEO will remain unchanged.

The PSP Award (as a percentage of base salary) for the CFO has been increased slightly to reflect market practice.  Awards made under the 2010 plan will be SARs approximately equivalent to 300% of base salary and PSAs approximately equivalent to 220% of base salary.

The current performance condition under the PSP is TSR against the two peer groups outlined above. However, the Committee is, at the date of this report, consulting with shareholders on potential changes to the performance metrics under the long-term incentive plan for the 2010 financial year. Any material changes as a result of this consultation will be explained to shareholders in the Chairman’s letter accompanying the Notice of the Company’s 2010 Annual General Meeting.

The Committee will review the quantum each year to ensure this is still in line with the stated philosophy and if any changes are proposed these will be included in the Directors’ Remuneration Report in the year ended prior to the awards being made.

At-a-Glance Changes to Executive Director Remuneration Arrangements – 2009 to 2010

Plan	2009	2010

Base Salary Approach	Target median using a blend of US/UK market data for comparable companies	No change
Base Salary Amounts	CEO - £682,000 (equivalent to $1,091,000 based on the exchange rate at the time of the 2010 salary increase decision) CFO - £416,000	CEO - $1,200,000 US (equivalent to £750,000 based on the exchange rate at time of the 2010 salary increase decision) CFO - £435,000
Executive Annual Incentive Plan	Cash and share components of plan operated separately
Cash and share components combined.  Incentive amount (both cash and shares) based on corporate and individual performance; determined based on a simplified pool approach; amount is allocated 75% cash, 25% shares

Executive Annual Incentive Plan Targets and Maximums (as percentage of base salary)	CEO – Target 85%; Maximum 180% CFO – Target 70%; Maximum 155%	CEO – Target 90%; Maximum 180% CFO – Target 80%; Maximum 160%

Face Value of Long-Term Incentive Targets and Maximums (as percentage of base salary)	CEO – SARs 400%, PSAs 300%; CFO – SARs 220%; PSAs 165%	CEO – SARs 400%, PSAs 300% CFO – SARs 300%; PSAs 220%

4. Share Ownership Guidelines
The Committee believes that Executive Directors and senior leadership (“Executives”) should be encouraged to own shares in Shire plc in order to ensure the alignment of their interests with those of Shire plc’s shareholders.

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

All shares beneficially owned by an Executive count towards achieving these guidelines.

The Committee reviews share ownership levels for each Executive on an annual basis.

5. Pension and other benefits
The Company’s policy is to ensure that pension benefits are competitive in the markets in which Shire operates.

In 2009, the Company contributed 30% of salary towards pension benefits for Mr Russell into a UK HM Revenue & Customs registered defined contribution scheme, which Shire operates for UK employees.  Concurrent with his move to the US, Mr Russell will participate in the Supplemental Employee Retirement Plan (‘SERP’) and 401(k) Plan in the US. The SERP is an unfunded defined contribution scheme; the benefits are payable to certain senior US employees as lump sums on leaving the Company’s employment or earlier due to death, disability or termination. The amount of benefit is based on the value of notional contributions adjusted for ‘earned’ investment returns as if they were invested in investments of the employees’ choice.  Shire will contribute 30% of Mr Russell’s annual salary to these plans.

Mr Hetherington participates in the defined contribution scheme in the UK.  The Company contributed 25% of Mr Hetherington’s salary towards pension benefits for him in 2009, and will continue to do so in 2010.

In addition to pension benefits, the Executive Directors receive certain benefits in kind, principally a car or car allowance, life insurance, private medical insurance and dental cover. These benefits are not pensionable.

For 2010, Mr Russell’s benefits will be delivered under US benefits programs.  The value of these benefits is comparable to those that would have been delivered in the UK and are not pensionable.

Service contracts
The Executive Directors’ service contracts are based on a rolling term. The contracts contain obligations on the Executive Directors in respect of intellectual property, together with post-termination restrictions. The Committee’s view is that the Company should retain the right to make a payment in lieu of notice to a Director.  In the event of early termination, Executive Directors should be treated fairly but paid no more than is necessary. Moreover, there should be no element of reward for failure.

Mr Russell’s contract, which is dated July 2, 2008, reflects his promotion to CEO in June, 2008 and incorporates contract provisions reflecting current best practice for Executive Directors’ contracts.  Effective January 1, 2010, Mr Russell’s contract was amended to reflect his move to the US, including changes to benefits and pension arrangements noted above.  Otherwise, all terms remained the same except for those required for the contract to be compliant with US law.

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

Non-Executive Directors and the Chairman
Each Non-Executive Director is paid a fee for serving as a Director and additional fees are paid for membership or chairmanship of the Audit, Compliance & Risk, Remuneration, Nomination and Science & Technology Committees. The Chairman of the Company receives an inclusive fee. Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee and confirmed by the Board. Fees are benchmarked against Chairman and Non-Executive Director fees of comparable companies. The fees paid to the Chairman and Non-Executive Directors are not performance-related. Details of fees paid to the Chairman and Non-Executive Directors in 2009 are set out in the table below.

The Non-Executive Directors are not eligible to join the Company’s pension scheme.  Non-Executive Directors do not participate in any of the Company share schemes or other employee benefit schemes and no options have been granted to Non-Executive Directors in their capacity as Non-Executive Directors of Shire plc.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years.  At the expiration of the two year term Non-Executive Directors are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular Non-Executive Director's turn to retire by rotation), but may be re-appointed by the Board.  Non-Executive Directors who have served on the Board for nine years or more are appointed by the Board for one year terms and, in accordance with the Code, are subject to annual re-election by shareholders.  Non-Executive Directors are not entitled to compensation for loss of office.

Details of the unexpired terms of the letters of appointment are as follows:

Director(1)	Date of appointment	Date of term expiry
Matthew Emmens	06.18.08	06.17.10
David Kappler	04.05.10	04.04.12
Patrick Langlois	11.11.09	11.10.11
Kate Nealon	07.27.08	07.26.10
Dr Jeffrey Leiden	01.01.09	12.31.10
David Stout	10.31.09	10.30.11

(1) All Directors are subject to a three month notice period.

The fee policy structure and the fees payable to for Non-Executive Directors, effective January 1, 2010 remain the same as for the prior year and are presented in the table below:

Annual Fees(1)	£
Board membership
Chairman of the Board (inclusive of all committees)	340,000
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	82,500
Non-Executive Director	70,000
Committee membership
Audit, Compliance & Risk Committee Chair	20,000
Remuneration Committee Chair	12,500
Nomination Committee Chair	12,500
Science & Technology Committee Chair	12,500
Audit, Compliance & Risk Committee member	10,000
Remuneration Committee member	7,500
Nomination Committee member	5,000
Science & Technology Committee member	7,500

(1)	Non-Executive Directors receive a £5,000 travel allowance for each transatlantic trip made on Board business.

Performance graph
The graphs below set out the TSR for the three and five years ending December 31, 2009. The graphs compare the performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 index (excluding financial institutions) and with a holding in the 2009 Comparator Group. This comparator group is a blend of US and UK companies with sector, size, complexity and international characteristics similar to those of the Company. The Company is a member of the FTSE 100 Index and consequently, for the purpose of the graphs which are set out below, the FTSE 100 Index (excluding financial institutions) was also selected as the appropriate index. These comparisons will also be used to determine achievement of performance conditions relating to the 2009 awards granted under the PSP.

Three-year historical TSR performance. Change in value of a hypothetical £100 holding over three years.

Five-year historical TSR performance. Change in value of a hypothetical £100 holding over five years.

Other remuneration
Mr Russell was a Non-Executive Director of The City of London Investment Trust plc (and its associated companies, The City of London European Trust Limited, The City of London Investments Limited and The City of London Finance Company Limited) until June 30, 2009 when he resigned from the board of The City of London Investment Trust plc and its associated companies. In this capacity, he was paid £11,500 in 2009 (2008: £23,000), which he retained.

Mr Hetherington was appointed as a Supervisory Board member of Jerini AG in 2008.  He has assigned all rights to fees due to Shire.

Audited information

Summary of Executive Directors’ remuneration

The following table gives details of the remuneration received in 2009 by each Executive Director individually, including the value of options exercised, SAR Awards exercised, PSA Awards released and LTIP Awards released.

	Basic salary		Incentive(1)				Car allowance		Benefits in kind(2)		Total		Pension contributions
			Cash element		Restricted share element
	2009 £’000	2008 £’000	2009 £’000	2008 £’000	2009 £’000	2008 £’000	2009 £’000	2008 £’000	2009 £’000	2008 £’000	2009 £’000	2008 £’000	2009 £’000	2008 £’000
Angus Russell(3)(4)(5)	684	524	552	572	314	323	18	16	1	11	1,569	1,446	188	223
Graham Hetherington(6)(7)	416	200	267	139	183	77	12	6	2	1	880	423	243	51

(1)	Cash element includes any amounts paid into pension arrangements as supplemental pension contributions in return for an equivalent waiver in the cash element.
(2)	Benefits in kind are comprised of private medical insurance and tax return preparation.
(3)	Mr Russell received a long service award of £1,864.41 in 2009 which is included in his basic salary.

(4)
In 2008, Mr Russell contractually agreed with his employing company that supplemental pension contributions amounting to £75,000 be made into his pension arrangements in return for an equivalent waiver in the cash element of his EAIP award for the 2007 performance period.

(5)
Mr Russell received a basic salary of £414,170 p.a. as CFO pro-rated for the period January 2008 to June 2008 and a basic salary of £602,000 p.a. as CEO pro-rated for the period June 2008 to December 2008.

(6)
In 2009, Mr Hetherington contractually agreed with his employing company that supplemental pension contributions amounting to £139,000 be made into his pension arrangements in return for an equivalent waiver in the cash element of his EAIP award for the 2008 performance period.

(7)	Mr Hetherington was appointed CFO on July 2008 and received a basic salary of £400,000 p.a. pro-rated for the period until December 2008.

Summary of Non-Executive Directors’ fees(1)
The following table gives the total fees received in 2009 by each Non-Executive Director.

	Fees
	2009 £’000	2008 £’000
Matthew Emmens(2)	355	158
Dr Barry Price	88	58
David Kappler	129	90
Patrick Langlois	97	70
Dr Jeffrey Leiden	113	65
Kate Nealon	102	75
David Mott(3)	77	63
Dr Michael Rosenblatt(4)	98	36
David Stout(5)	12	-

(1)	The Non-Executive Directors’ fees include travel allowances paid for each transatlantic trip made on Board business.
(2)	Mr Emmens was appointed Chairman on June 18, 2008.
(3)	Mr Mott stepped down from the Board on October 30, 2009.
(4)	Dr Rosenblatt was appointed to the Board on April 24, 2008, and stepped down on December 23, 2009.
(5)	Mr Stout was appointed to the Board on October 31, 2009.

Directors’ interests in Shire shares
Directors’ interests in the share capital of the Company are set out below (all interests are beneficial).

	At December 31, 2009: Number of Ordinary Shares	At January 1, 2009: Number of Ordinary Shares	At December 31, 2009: Number of ADSs	At January 1, 2009: Number of ADSs
Matthew Emmens	92,874	39,434	60,861	5,670
Angus Russell	161,531	17,219	2,000	2,000
Graham Hetherington	4,000	4,000	-	-
David Kappler	10,000	10,000	-	-
Patrick Langlois	-	-	-	-
Dr Jeffrey Leiden	-	-	-	-
Kate Nealon	2,251	2,251	-	-
David Stout	-	-	-	-

There were no changes to the Directors’ interests since December 31, 2009 and the date of this report.

Directors’ share options

The following share options over Ordinary Shares under the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) (Executive Scheme), the Shire 2000 Executive Share Option Scheme (Parts A and B) (2000 Executive Scheme) and the Shire Sharesave Scheme (Sharesave Scheme) were outstanding, exercised or lapsed during 2009.

	Number of Ordinary Shares					Exercise Dates
	Scheme	At January 1, 2009	Exercised	Lapsed	At December 31, 2009	Exercise price £	Earliest	Latest
Matthew Emmens	2000 Executive Scheme B(1)	927,731	927,731	-	-	3.6825	03.18.06	03.17.13
		305,345	-	-	305,345	5.26	03.25.07	03.24.14
		285,489	-	-	285,489	5.585	05.11.08	05.10.15
		1,518,565	927,731	-	590,834
Angus Russell	Executive Scheme A(2)	4,181	-	4,181	-	7.175	12.13.02	12.12.09
	2000 Executive Scheme B(1)	69,213	-	-	69,213	12.57	06.05.04	06.04.11
		284,024	284,024	-	-	3.38	03.04.06	03.03.13
		195,000	195,000	-	-	5.585	05.11.08	05.10.15
	Sharesave(3)	2,342	-	2,342	-	6.99	12.01.11	05.31.12
		554,760	479,024	6,523	69,213
Graham Hetherington	Sharesave(3)	1,240	-	-	1,240	7.74	12.01.11	05.31.12

(1)
Options granted under the 2000 Executive Scheme are exercisable subject to certain performance criteria.  The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share-based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share reported in the Company’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Committee, including the add back of significant one-time items (option EPS). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire plc’s option EPS growth over a three-year period from the date of award exceed the UK Retail Prices Index (RPI) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (Directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The RPI-based earnings per share performance criteria applied to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain institutional shareholders, the Company decided that, for options granted under the scheme from 2004 onwards, the performance condition will be retested once only, at five years after the grant, if Shire’s option EPS growth falls short of the minimum annual average percentage increase over the three year period from grant. Hence the level of option EPS growth in the next two years needs to be consequentially higher to meet the test.

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

(2)	Mr Russell’s approved option under the Executive Scheme did not meet the performance conditions and consequently they lapsed on December 13, 2009.

(3)
Options granted under the Sharesave scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts. Mr Russell’s options under the Sharesave scheme lapsed on December 31, 2009 at which date he was no longer eligible to participate in the scheme.

(4)	No options were granted under the Executive Scheme or the 2000 Executive Scheme in 2009.

Details of options exercised during the year are as follows:

		Number of Ordinary Shares
	Scheme	Number of options	Exercise price £	Market price at exercise date £	Gains on exercise 2009 £'000

Matthew Emmens	2000 Executive Scheme B	927,731	3.6825	10.645	6,459	(1)
Angus Russell	2000 Executive Scheme B	284,024	3.38	11.6362	2,344	(2)
		195,000	5.585	11.6362	1,180	(2)

(1)	The gain was calculated using the average sale price of the shares sold over two consecutive days.

(2)	The gain was calculated using the average sale price of the shares sold.

Directors’ share awards
The following SAR Awards under Part A of the PSP were outstanding, awarded, lapsed or exercised during 2009.

	Number of ADSs*							Exercise Dates
	At January 1, 2009		Granted	Exercised	Lapsed	At December 31, 2009	Market price at the date of the award $	Earliest	Latest
Matthew Emmens	126,831	(2)	-	-	1,269	125,562	49.36	08.17.09	08.16.11
	93,840		-	-	-	93,840	64.10	02.27.10	02.26.12
	35,126		-	-	-	35,126	58.51	03.28.11	03.27.13
	255,797		-	-	1,269	254,528

* One ADS is equal to three Ordinary Shares

	Number of Ordinary Shares							Exercise Dates
	At January 1, 2009		Granted	Exercised	Lapsed	At December 31, 2009	Market price at the date of the award £	Earliest	Latest
Angus Russell	128,542	(2)	-	127,256	1,286	-	8.645	08.17.09	08.16.11
	117,495		-	-	-	117,495	10.99	02.27.10	02.26.12
	85,000		-	-	-	85,000	9.97	02.22.11	02.21.13
	123,547		-	-	-	123,547	8.13	06.18.11	06.17.13
	-		295,580	-	-	295,580	8.83	02.20.12	02.19.14
	454,584		295,580	127,256	1,286	621,622
Graham Hetherington	100,000		-	-	-	100,000	8.675	08.01.11	07.31.13
	-		100,000	-	-	100,000	8.83	02.20.12	02.19.14
	100,000		100,000	-	-	200,000

Details of the SAR Awards exercised during the year are as follows:

	Number of Ordinary Shares
	Number Exercised	Exercise price £	Market price at exercise date £	Gains on Exercise 2009 £'000
Angus Russell	127,256	8.645	11.64	381	(3)

(1)	The awards were subject to performance criteria as set out in the non-audited section of this report and Note 31 to the consolidated accounts.

(2)	The percentage of the awards that vested in 2009 based on the performance criteria was 99%.

(3)	The gain has been calculated using the mid-market closing price on the day the shares were exercised.

The following PSA Awards under Part B of the Portfolio Share Plan were outstanding, awarded, lapsed or released during 2009:

	Number of ADSs*
	At January 1, 2009		Granted	Lapsed	Released	At December 31, 2009	Market price at the date of the award $	Vesting Date
Matthew Emmens	92,671	(3)	-	927	91,744	-	49.36	08.17.09
	70,380		-	-	-	70,380	64.10	02.27.10
	26,345		-	-		26,345	58.51	03.28.11
	189,396		-	927	91,744	96,725

* One ADS is equal to three Ordinary Shares

	Number of Ordinary Shares
	At January 1, 2009		Granted	Lapsed	Released	At December 31, 2009	Market price at the date of the award £	Vesting Date
Angus Russell	96,406	(3)	-	965	95,441	-	8.645	08.17.09
	80,000		-	-	-	80,000	10.99	02.27.10
	60,000		-	-	-	60,000	9.97	02.22.11
	96,410		-	-	-	96,410	8.13	06.18.11
	-		221,685	-	-	221,685	8.83	02.20.12
	332,816		221,685	965	95,441	458,095
Graham Hetherington	75,000		-	-	-	75,000	8.675	08.01.11
	-		75,000	-	-	75,000	8.83	02.20.12
	75,000		75,000	-	-	150,000

Details of the PSA Awards released during the year are as follows:
	Number of ADSs*
	Number Released	Dividend Factor	Total Released	Market price at vesting date $	Gains on exercise 2009 $'000
Matthew Emmens	91,744	1,463	93,207	50.28	4,686	(4)

* One ADS is equal to three Ordinary Shares

	Number of Ordinary Shares
	Number Released	Dividend Factor	Total Released	Mid Market price at vesting date £	Gains on exercise 2009 £'000
Angus Russell	95,441	1,522	96,963	10.19	988	(4)

(1)	The awards were subject to performance criteria as set out in the non-audited section of this report and Note 31 to the consolidated accounts.

(2)	In accordance with the plan rules, the vested PSA Awards have been increased to reflect the dividends paid by the Company in the period from the date of grant to the vesting date.

(3)	The percentage of the awards that vested, based on the performance criteria, was 99%.

(4)	The gain has been calculated using the mid-market closing price on the day the shares were released.

The market price of the Ordinary Shares at December 31, 2009 was £12.10 and the range during the year was £7.80 to £12.16. The market price of the ADSs at December 31, 2009 was $58.70 and the range during the year was $32.02 to $59.80.

EAIP
The following restricted awards were outstanding or awarded during 2009.

	Number of ADSs*
	At January 1, 2009	No of ADSs conditionally awarded during 2009	Mid Market price at date of award $	At December 31, 2009	Vesting date
Matthew Emmens	11,534	-	-	11,534	04.01.10
	12,881	-	-	12,881	04.01.11
	6,471	-	-	6,471	08.01.11
	30,886	-	-	30,886
*One ADS is equal to three Ordinary Shares.

	Number of Ordinary Shares
	At January 1, 2009	No of Ordinary Shares conditionally awarded during 2009	Mid Market price at date of award £	At December 31, 2009	Vesting date
Angus Russell	18,140	-	-	18,140	04.01.10
	20,068	-	-	20,068	04.01.11
	-	37,814	8.335	37,814	04.01.12
	38,208	37,814		76,022

Graham Hetherington	-	9,007	8.335	9,007	04.01.12

Long Term Incentive Plan
The following awards were released during 2009. There are no outstanding awards under the Plan.

		Number of Ordinary Shares
	Date of Award	Number of Ordinary Shares released(1)	Mid Market price at date of award £	Mid Market price at date of release £	Value at date of release £’000(2)
Matthew Emmens	05.11.05	86,298	5.585	8.55	738
Angus Russell	05.11.05	55,972	5.585	8.55	479

(1)
The awards vested on May 11, 2008 and were released on May 11, 2009.  The awards were subject to performance criteria measured over the performance period 2005 to 2008.  The percentage of the awards that vested, based on the performance criteria, was 88.54%.

(2)	The value at date of release has been calculated using the mid-market closing price on the date of release.

Aggregate Directors’ remuneration
The following table gives details of the aggregate remuneration paid to Executive Directors and Non-Executive Directors including the value of the exercise of options, SAR Awards and vesting of PSA Awards.

	2009 $’000	2008 $’000
Emoluments	5,508	6,609
Money purchase pension contributions	674	696
Sub-total of annual emoluments	6,182	7,305
Other income arising from release/exercise of long-term incentives(1)
Gains on exercise of share options and SAR Awards and release of PSA Awards	22,448	304
Gains on the release of LTIP Awards	1,904	2,530
Total Emoluments and other income arising from long-term incentives	30,534	10,139

(1) Includes the value of shares that were released under long-term plans and the gain realized in these years.
(2) For the purposes of this table amounts denominated in Pound Sterling have been converted to US dollar amounts at the average exchange rate for the year ended December 31, 2009 of £1:$1.5647 and for 2008 of £1:$1.8542.

Approval
This report was approved by the Board of Directors on February 17, 2010 and signed on its behalf by:

Kate Nealon
Chairman of the Remuneration Committee

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 18, 2010 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s named executive officers in 2009, where applicable, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire plc’s directors and executive officers is that of Shire plc.

Name	Number of ordinary shares beneficially owned on February 18, 2010	Percent of ordinary shares (1)
Beneficial owner
FMR LLC - 82 Devonshire Street, Boston, Massachusetts 02109	36,690,125	6.5%
Capital Group International, Inc. - 11100 Santa Monica Blvd, Los Angeles, CA 90025	32,074,620	5.7%
BlackRock Inc. - 40 East 52nd Street, New York	33,336,203	5.9%
Management
Matthew Emmens (2)	1,770,239	*
Angus Russell (3)	452,379	*
Graham Hetherington	4,000	*
David Kappler	10,000	*
Patrick Langlois	-	-
Jeffrey Leiden	-	-
Kate Nealon	2,251	*
David Stout	-	-
Tatjana May (4)	457,362	*
Anita Graham (5)	228,501	*
Barbara Deputla (6)	163,310	*
All Directors and Executive Officers of the Company (13 persons)	3,520,172	*

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

(2)	Includes 1,460,180 ordinary shares issuable upon exercise of options.

(3)	Includes 266,708 ordinary shares issuable upon exercise of options.

(4)	Includes 402,134 ordinary shares issuable upon exercise of options.

(5)	Includes 186,003 ordinary shares issuable upon exercise of options.

(6)	Includes 105,003 ordinary shares issuable upon exercise of options.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2009, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	39,592,554	15.59	8,433,467

Equity compensation plans not approved by security holders	-	-	-
Total	39,592,554		8,433,467

(1) This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Company’s equity compensation plans that have specific limits. However, certain of the Company’s plans do not provide for a maximum amount of options or SARs that may be issued under those plans. Consequently, it is not possible to calculate the maximum number of ordinary shares that may be required to settle the exercise of any future options or SARs issued under those plans. However, the Company follows the Executive Remuneration - Association of British Insurers (“ABI”) Guidelines on Policies and Practices that recommend that newly issued shares when aggregated with awards under all of the company’s other equity compensation plans, must not exceed 10% of the issued ordinary share capital in any rolling 10 year period. As a result, the maximum number of ordinary shares that the Company may issue to satisfy the option and SARs exercises under its equity compensation plans in accordance with the ABI guidelines is 4,222,591. Any requirement to settle option or SARs exercises in excess of such limits will be met by the open market purchase of securities by the Shire Employee Share Ownership Trust.

ITEM 13: Certain relationships and related transactions and director independence

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

Year to December 31,	2009	2008
	$’M	$’M
Audit fees (1)	3.4	4.5
Audit-related fees (2)	0.2	0.4
Tax fees (3)	0.3	0.5
All other fees (4)	-	0.2
Total fees	3.9	5.6

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.
(4)
All other fees in 2008 principally relate to independent advice provided to the Remuneration Committee on executive remuneration.  Advice provided to the Remuneration Committee related to the structure, form and operation of incentives for employees, including the provision of benchmark data against comparable companies.  Neither this assistance to the Remuneration Committee, nor any other non-audit work performed by the Company’s Independent Registered Public Accountant, Deloitte LLP, involved Deloitte LLP acting, temporarily or permanently, as a director, officer, or employee of Shire, or performing any decision-making, supervisory, or ongoing monitoring functions.

Policy on Audit, Compliance & Risk Committee pre-approval of audit and permissible non-audit services of Independent Registered Public Accountant

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

PART IV

ITEM 15: Exhibits and financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008 (as restated)

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009

Consolidated Statements of Changes in Equity for each of the three years in the period ended
December 31, 2009 (as restated)

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended
December 31, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2009 and 2008

Statements of Income for the year to December 31, 2009 and the period to December 31, 2008

Statements of Changes in Equity for the year to December 31, 2009 and the period to December 31, 2008

Statements of Cash Flows for the year to December 31, 2009 and the period to December 31, 2008

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009.

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)
10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)
10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)
10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)
10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)
10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)
10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)
10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)
10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)
10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)
10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)
10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)
10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)
10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)
10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)
10.26	Amendment of the Service Agreement of A.C. Russell dated January 15, 2010.
21	List of Subsidiaries.
23.1	Consent of Deloitte LLP.
23.2	Consent of Deloitte LLP.
31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.
32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
*           Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission

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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income/(loss) and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and the Trust and our reports dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE LLP

London, United Kingdom
February 26, 2010

CONSOLIDATED BALANCE SHEETS
(In millions of US dollars, except share data)

			Restated
		December 31,	December 31,
		2009	2008
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		498.9	218.2
Restricted cash		33.1	29.2
Accounts receivable, net	8	597.5	395.0
Inventories	9	189.7	154.5
Assets held-for-sale	10	1.7	16.6
Deferred tax asset	30	135.8	89.5
Prepaid expenses and other current assets	11	113.5	141.4
Total current assets		1,570.2	1,044.4

Non-current assets:
Investments	12	105.7	42.9
Property, plant and equipment, net	13	676.8	534.2
Goodwill	14	384.7	350.8
Other intangible assets, net	15	1,790.7	1,824.9
Deferred tax asset	30	79.0	118.1
Other non-current assets		10.4	18.4
Total assets		4,617.5	3,933.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	16	929.1	708.6
Deferred tax liability	30	2.9	10.9
Other current liabilities	17	88.0	104.3
Total current liabilities		1,020.0	823.8

Non-current liabilities
Convertible bonds	18	1,100.0	1,100.0
Other long-term debt	19	43.6	43.1
Deferred tax liability	30	294.3	348.0
Other non-current liabilities	20	247.1	291.3
Total liabilities		2,705.0	2,606.2
Commitments and contingencies	23

CONSOLIDATED BALANCE SHEETS (continued)
(In millions of US dollars, except share data)

			Restated
		December 31,	December 31,
		2009	2008
	Notes	$’M	$’M

Shareholders’ equity:
Common stock of 5p par value; 1,000 million shares authorized; and 561.5 million shares issued and outstanding (2008: 1,000 million shares authorized; and 560.2 million shares issued and outstanding)	24	55.6	55.5
Additional paid-in capital		2,677.6	2,594.6
Treasury stock: 17.8 million shares (2008: 20.7 million shares)	24	(347.4)	(397.2)
Accumulated other comprehensive income		149.1	97.0
Accumulated deficit		(622.4)	(1,022.7)
Total Shire plc shareholders’ equity		1,912.5	1,327.2
Noncontrolling interest in subsidiaries		-	0.3
Total equity		1,912.5	1,327.5
Total liabilities and equity		4,617.5	3,933.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of US dollars, except share and per share data)

		2009	2008	2007
	Notes	$’M	$’M	$’M
Revenues:
Product sales		2,693.7	2,754.2	2,170.2
Royalties		292.5	245.5	247.2
Other revenues		21.5	22.5	18.9
Total revenues		3,007.7	3,022.2	2,436.3
Costs and expenses:
Cost of product sales (1)		388.0	408.0	320.3
Research and development	2(x)	638.3	494.3	544.6
Selling, general and administrative (1)	2(x)	1,342.6	1,455.2	1,210.6
Gain on sale of product rights	5	(6.3)	(20.7)	(127.8)
In-process R&D ("IPR&D") charge		1.6	263.1	1,866.4
Reorganization costs	6	12.7	-	-
Integration and acquisition costs	7	10.6	10.3	1.3
Total operating expenses		2,387.5	2,610.2	3,815.4

Operating income/(loss)		620.2	412.0	(1,379.1)

Interest income		1.9	25.5	50.6
Interest expense	27	(39.8)	(139.0)	(70.8)
Other income/(expense), net	28	60.7	(32.9)	1.2
Total other income/(expense), net		22.8	(146.4)	(19.0)
Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees		643.0	265.6	(1,398.1)
Income taxes	30	(138.5)	(98.0)	(55.5)
Equity in (losses)/earnings of equity method investees, net of taxes		(0.7)	2.4	1.8
Income/(loss) from continuing operations, net of taxes		503.8	170.0	(1,451.8)

Loss from discontinued operations (net of income tax expense of $nil in all periods)	3	(12.4)	(17.6)	-
Net income/(loss)		491.4	152.4	(1,451.8)

Add: Net loss attributable to the noncontrolling interest in subsidiaries		0.2	3.6	-
Net income/(loss) attributable to Shire plc		491.6	156.0	(1,451.8)

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $1.7 million for year to December 31, 2009 (2008: $1.7 million, 2007: $1.2 million). Selling, general and administrative costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $136.9 million including impairments of $nil for the year to December 31, 2009 (2008: $223.3 million including impairments of $97.1 million, 2007: $95.0 million including impairments of $0.4 million).

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In millions of US dollars, except share and per share data)

Year to December 31,	Notes	2009		2008		2007
Earnings/(loss) per ordinary share -
basic
Earnings/(loss) from continuing operations attributable to Shire plc shareholders		93.2c		32.1c		(268.7c	)

Loss from discontinued operations attributable to Shire plc shareholders		(2.3c	)	(3.3c	)	-

Earnings/(loss) per ordinary share attributable to Shire plc shareholders - basic		90.9c		28.8c		(268.7c	)

Earnings/(loss) per ordinary share - diluted

Earnings/(loss) from continuing operations attributable to Shire plc shareholders		91.9c		31.8c		(268.7c	)

Loss from discontinued operations attributable to Shire plc shareholders		(2.2c	)	(3.2c	)	-
Earnings/(loss) per ordinary share attributable to Shire plc shareholders - diluted		89.7c		28.6c		(268.7c	)

Weighted average number of shares (millions):
Basic	25	540.7		541.6		540.3
Diluted	25	548.0		545.4		540.3

Year to December 31,	2009	2008	2007
	$’M	$’M	$’M
Amounts attributable to Shire plc
Income/(loss) from continuing operations, net of taxes	504.0	173.3	(1,451.8)

Loss from discontinued operations, net of taxes	(12.4)	(17.3)	-
Net income/(loss) attributable to Shire plc	491.6	156.0	(1,451.8)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Exchangeable shares $'M	Exchangeable shares Number of shares M’s	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings/ (accumulated deficit) $'M	Total equity $'M
As at December 31, 2006 (as previously reported)	50.2	506.7	59.4	1.3	1,486.7	(94.8)	87.8	353.0	1,942.3
Prior year adjustment (See note 32)	-	-	-	-	-	-	-	29.0	29.0
As at December 31, 2006 (as restated)	50.2	506.7	59.4	1.3	1,486.7	(94.8)	87.8	382.0	1,971.3
Net loss	-	-	-	-	-	-	-	(1,451.8)	(1,451.8)
Foreign currency translation	-	-	-	-	-	-	(15.5)	-	(15.5)
Shares issued, net of issue costs	4.3	42.8	-	-	873.0	-	-	-	877.3
Exchange of exchangeable shares	0.1	1.7	(25.8)	(0.6)	25.7	-	-	-	-
Warrants exercised	0.2	1.3	-	-	12.8	-	-	-	13.0
Options exercised	0.4	4.3	-	-	30.0	-	-	-	30.4
Share-based compensation	-	-	-	-	75.2	-	-	-	75.2
Shares purchased by the Employee Share Ownership Trust ("ESOT")	-	-	-	-	-	(186.0)	-	-	(186.0)
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(19.5)	-	(19.5)
Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(0.1)	-	(0.1)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	-	-	3.0	-	3.0
Dividends	-	-	-	-	-	-	-	(41.3)	(41.3)
As at December 31, 2007 (as restated)	55.2	556.8	33.6	0.7	2,503.4	(280.8)	55.7	(1,111.1)	1,256.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2007 the Company paid dividends totaling 7.39 US cents per ordinary share, equivalent to 22.18 US cents per ADS, and 25.32 Canadian cents per exchangeable share.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Exchangeable shares $'M	Exchangeable shares Number of shares M’s	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at December 31, 2007 (as restated)	55.2	556.8	33.6	0.7	2,503.4	(280.8)	55.7	(1,111.1)	-	1,256.0
Net income/(loss)	-	-	-	-	-	-	-	156.0	(3.6)	152.4
Foreign currency translation	-	-	-	-	-	-	36.6	-	(1.1)	35.5
Exchange of exchangeable shares	0.2	2.3	(33.6)	(0.7)	33.4	-	-	-	-	-
Costs associated with shares issued through Scheme of Arrangement	-	-	-	-	(5.6)	-	-	-	-	(5.6)
Options exercised	0.1	1.1	-	-	2.0	-	-	-	-	2.1
Share-based compensation	-	-	-	-	65.2	-	-	-	-	65.2
Tax deficit associated with exercise of stock options	-	-	-	-	(3.8)	-	-	-	-	(3.8)
Shares purchased by the ESOT	-	-	-	-	-	(146.6)	-	-	-	(146.6)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	-	-	30.2	-	(20.8)	-	9.4
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(47.9)	-	-	(47.9)
Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(5.4)	-	-	(5.4)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	-	-	58.0	-	-	58.0
Noncontrolling interest on acquisition of Jerini AG (“Jerini”)	-	-	-	-	-	-	-	-	10.4	10.4
Purchase of shares in Jerini from noncontrolling interest									(5.4)	(5.4)
Dividends	-	-	-	-	-	-	-	(46.8)	-	(46.8)
As at December 31, 2008 (as restated)	55.5	560.2	-	-	2,594.6	(397.2)	97.0	(1,022.7)	0.3	1,327.5

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2008 the Company paid dividends of 8.62 US cents per ordinary share (equivalent to 25.85 US cents per ADS), totaling $46.8 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at December 31, 2008 (as restated)	55.5	560.2	2,594.6	(397.2)	97.0	(1,022.7)	0.3	1,327.5
Net income/(loss)	-	-	-	-	-	491.6	(0.2)	491.4
Foreign currency translation	-	-	-	-	35.2	-	-	35.2
Options exercised	0.1	1.3	0.5	-	-	-	-	0.6
Share-based compensation	-	-	65.7	-	-	-	-	65.7
Excess tax benefit associated with exercise of stock options	-	-	16.8	-	-	-	-	16.8
Shares purchased by the ESOT	-	-	-	(1.0)	-	-	-	(1.0)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	50.8	-	(36.9)	-	13.9
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.1	-	-	16.1

Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	0.8	-	-	0.8
Purchase of shares in Jerini from noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Capital contribution attributable to noncontrolling interest in Jerini	-	-	-	-	-	-	0.3	0.3
Dividends	-	-	-	-	-	(54.4)	-	(54.4)
As at December 31, 2009	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	-	1,912.5

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2009 Shire plc paid a dividend of 9.91 US cents per ordinary share (equivalent to 29.72 US cents per American Depositary Share) totaling $54.4 million.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions of US dollars)

Year to December 31,	2009	2008	2007
	$'M	$'M	$'M

Net income/(loss)	491.4	152.4	(1,451.8)
Other comprehensive income/(loss):
Foreign currency translation adjustments	35.2	35.5	(15.5)
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $2.6 million, $nil and $5.2 million)	16.1	(47.9)	(19.5)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil and $nil)	0.8	58.0	3.0
Realized gain on available-for-sale securities (net of taxes of $nil, $4.0 million and $nil)	-	(5.4)	(0.1)
Comprehensive income/(loss)	543.5	192.6	(1,483.9)
Add: net loss attributable to the noncontrolling interest in subsidiaries	0.2	3.6	-
Add: foreign currency translation adjustments attributable to the noncontrolling interest	-	1.1	-
Comprehensive income/(loss) attributable to Shire plc	543.7	197.3	(1,483.9)

The components of accumulated other comprehensive income as at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
	$’M	$’M
Foreign currency translation adjustments	136.7	101.5
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	12.4	(4.5)
Accumulated other comprehensive income	149.1	97.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

Year to December 31,	2009	2008	2007
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	491.4	152.4	(1,451.8)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Loss from discontinued operations	12.4	17.6	-
Depreciation and amortization	250.2	202.9	158.3
Share based compensation	65.7	65.2	75.2
IPR&D charge	1.6	128.1	1,866.4
Impairment of intangible assets	-	97.1	0.4
Impairment of available-for-sale securities	0.8	58.0	3.0
(Gain)/loss on sale of non-current investments	(55.2)	(10.1)	0.3
Gain on sale of product rights	(6.3)	(20.7)	(127.8)
Other	12.2	10.5	14.2
Movement in deferred taxes	(98.8)	74.0	(25.4)
Equity in losses/(earnings) of equity method investees	0.7	(2.4)	(1.8)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(212.3)	9.4	(120.7)
Increase in sales deduction accrual	134.7	84.3	24.1
(Increase)/decrease in inventory	(38.7)	36.4	(45.9)
Decrease/(increase) in prepayments and other current assets	30.1	(9.6)	(10.3)
Decrease in other assets	0.8	3.6	1.2
Increase/(decrease) in accounts and notes payable and other liabilities	38.6	(99.0)	108.5
Returns on investment	4.9	7.1	6.8
Cash flows used in discontinued operations	(5.9)	(4.7)	-
Net cash provided by operating activities (A)	626.9	800.1	474.7

CASH FLOWS FROM INVESTING ACTIVITIES
Movements in short-term investment	-	-	55.8
Movements in restricted cash	(3.9)	10.3	(9.7)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(83.3)	(499.4)	(2,519.6)
Payment on settlement of Transkaryotic Therapies Inc. (“TKT”) appraisal rights litigation	-	(419.9)	-
Purchases of non-current investments	(0.9)	(2.2)	(63.2)
Purchases of property, plant and equipment	(254.4)	(236.0)	(110.4)
Purchases of intangible assets	(7.0)	(25.0)	(59.0)
Proceeds from disposal of non-current investments	19.2	10.3	0.5
Proceeds from disposal of property, plant and equipment	1.0	1.8	0.8
Proceeds/deposits received on sales of product rights	-	5.0	234.4
Proceeds from disposal of subsidiary undertakings	6.7	-	-
Returns from equity investments	0.2	0.6	2.3
Net cash used in investing activities (B)	(322.4)	(1,154.5)	(2,468.1)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

Year to December 31,	2009	2008	2007
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	-	190.0	1,300.0
Repayment of drawings under bank facility	-	(190.0)	(1,300.0)
Proceed from issue of Shire plc 2.75% convertible bonds due 2014	-	-	1,100.0
Redemption of New River 3.5% convertible note due 2013	-	-	(279.4)
Proceeds from exercise of New River purchased call option	-	-	141.8
Payment of debt arrangement and issue costs	-	-	(32.8)
Proceeds from building finance obligation	-	11.3	-
Payment under building financing obligation	(4.7)	(1.8)	-
Excess tax benefit of stock based compensation	16.8	-	-
(Costs)/proceeds from issue of common stock, net	-	(5.6)	877.3
Proceeds from exercise of options	14.6	11.4	30.4
Proceed from exercise of warrants	-	-	13.0
Payment of dividend	(54.4)	(46.8)	(41.3)
Payments to acquire shares by ESOT	(1.0)	(146.6)	(186.0)
Net cash (used in)/provided by financing activities(C)	(28.7)	(178.1)	1,623.0
Effect of foreign exchange rate changes on cash
and cash equivalents (D)	4.9	(11.8)	6.0
Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	280.7	(544.3)	(364.4)
Cash and cash equivalents at beginning of period	218.2	762.5	1,126.9
Cash and cash equivalents at end of period	498.9	218.2	762.5

Supplemental information associated with continuing
operations:
Year to December 31,	2009	2008	2007
	$’M	$’M	$’M

Interest paid	(31.9)	(191.3)	(25.8)
Income taxes paid	(223.2)	(117.0)	(33.5)

Non cash activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	50.8	-	-
Building financing obligation	7.1	-	32.3
Equity in Avexa Ltd received as proceeds from product out licensing	-	5.0	2.9

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

The Company has grown through acquisition, completing a series of major mergers or acquisitions that have brought therapeutic, geographic and pipeline capabilities, which are in line with Shire’s strategy of specialist biopharmaceuticals. The Company will continue to evaluate companies, products and project opportunities that offer a good strategic fit and enhance shareholder value.

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

The accompanying consolidated financial statements include the accounts of Shire plc, all of its subsidiary undertakings and the Income Access Share trust, after elimination of inter-company accounts and transactions. Noncontrolling interests in the equity and earnings or losses of a consolidated subsidiary are reflected in “Noncontrolling interest in subsidiaries” in the Company’s consolidated balance sheet and consolidated statement of operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to present the net income or loss attributable to the Company exclusive of the earnings or losses attributable to the noncontrolling interest.

(b)	Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes and provisions for litigation.

(c)	Revenue recognition

The Company recognizes revenue when:

•	there is persuasive evidence of an agreement or arrangement;

•	delivery of products has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Where applicable, all revenues are stated net of value added and similar taxes, and trade discounts. No revenue is recognized for consideration, the value or receipt of which is dependent on future events or future performance.

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Product sales

Revenue for the sale of products is recognized upon shipment to customers or at the time of delivery to the customer depending on the terms of sale. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The Company monitors and tracks the amount of sales deductions based on historical experience to estimate the reduction to revenues.

Royalty income

Royalty income relating to licensed technology is recognized when the licensee sells the underlying product, with the amount of royalty income recorded based on sales information received from the relevant licensee. The Company estimates sales amounts and related royalty income based on the historical product information for any period that the information is not available from the relevant licensee.

Licensing revenues

Other revenue includes revenues derived from product out-licensing agreements.  These arrangements typically consist of an initial upfront payment on inception of the license and subsequent milestone payments dependent on achieving certain clinical and sales milestones.

Initial license fees received in connection with product out-licensing agreements, even where such fees are non-refundable and not creditable against future royalty payments, are deferred and recognized over the period in which the Company has continuing substantive performance obligations.

Milestone payments which are non-refundable, non creditable and contingent on achieving certain clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing substantive performance obligations, if the milestones are not considered substantive. If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be paid.

(d)	Sales deductions

(i)	Rebates

Rebates primarily consist of statutory rebates to state Medicaid agencies and contractual rebates with health-maintenance organizations. These rebates are based on price differentials between a base price and the selling price. As a result, rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Provisions for rebates are recorded as reductions to revenue in the same period as the related sales are recorded, with the amount of the rebate based on the Company’s best estimate if any uncertainty exists over the unit rebate amount, and with estimates of future utilization derived from historical trends.

(ii)	Returns

The Company estimates the proportion of recorded revenue that will result in a return, based on historical trends and when applicable, specific factors affecting certain products at the balance sheet date. The accrual is recorded as a reduction to revenue in the same period as the related sales are recorded.

(iii)	Coupons

The Company uses coupons as a form of sales incentive. An accrual is established based on the Company's expectation of the level of coupon redemption, using historical trends. The accrual is recorded as a reduction to revenue in the same period as the related sales are recorded or the date the coupon is offered, if later than the date the related sales are recorded.

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

(e)	Collaborative arrangements

The Company enters into collaborative arrangements to develop and commercialize drug candidates. These collaborative arrangements often require up-front, milestone, royalty or profit share payments, or a combination of these, with payments often contingent upon the success of the related development and commercialization efforts. Collaboration agreements entered into by Shire may also include expense reimbursements or other such payments to the collaborative partner.

Shire reports costs incurred and revenue generated from transactions with third parties as well as payments between parties to collaborative arrangements either on a gross or net basis, depending on the characteristics of the collaborative relationship.

(f)	Cost of product sales

Cost of product sales includes the cost of purchasing finished product for sale, the cost of raw materials and manufacturing for those products that are manufactured by the Company, shipping and handling costs, depreciation and amortization of intangible assets in respect of favorable manufacturing contracts. Royalties payable on products to which the Company does not own the rights are also included in Cost of product sales.

(g)	Leased assets

The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

Assets acquired under capital leases are included in the consolidated balance sheet as property, plant and equipment and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

(h)	Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $81.3 million, $134.5 million and $92.3 million for the years to December 31, 2009, 2008 and 2007 respectively were included within Selling, general and administrative expenses.

(i)	Research and development (“R&D”) expense

R&D costs are expensed as incurred. Upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are also expensed as incurred.

Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

(j)	Valuation and impairment of long-lived assets other than goodwill and investments

The Company evaluates the carrying value of long-lived assets other than goodwill and investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the relevant assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the use and ultimate disposition of these assets is compared to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is deemed not to be recoverable, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount by which the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

(k)	Finance costs of debt

Finance costs relating to debt issued are recorded as a deferred cost and amortized to the consolidated statement of operations over the period to the earliest redemption date of the debt, using the effective interest rate method. On extinguishment of the related debt, any unamortized deferred financing costs are written off and charged to interest expense in the consolidated statement of operations.

(l)	Foreign currency

Monetary assets and liabilities in foreign currencies are translated into functional currency of the relevant subsidiaries at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses, other than those related to current and deferred tax assets and liabilities, are recognized in arriving at income/(loss) from continuing operations before income taxes, equity in (losses)/earnings of equity method investees and discontinued operations.

Transaction gains and losses arising on foreign currency denominated current and deferred tax assets and liabilities are included within income taxes in the consolidated statement of operations.

The results of operations for subsidiaries, whose functional currency is not the US dollar, are translated into the US dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of Other comprehensive income.

Foreign currency exchange transaction gains and losses included in consolidated net income/(loss) in the years to December 31, 2009, 2008 and 2007 amounted to a $2.3 million gain, $4.6 million gain and $4.4 million gain, respectively.

(m)	Income taxes

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

Basic earnings per share is based upon net income/(loss) attributable to Shire plc divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income/(loss) attributable to Shire plc adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (where dilutive) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the effect of all dilutive potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase earnings per share or reduce a loss per share.

(o)	Share-based compensation

Share-based compensation represents the cost of share-based awards granted to employees. The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Predominantly all of the Company’s awards have service and/or performance conditions and the fair values of these awards are estimated using a Black-Scholes valuation model.

The share-based compensation expense is recorded in Cost of product sales, R&D, and SG&A in the consolidated statement of operations based on the employees’ respective functions.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statement of operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

The Company’s share-based employee compensation plans are described more fully in Note 31.

(p)	Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(q)	Financial instruments - derivatives

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with third party transactions and intercompany financing. These instruments consist of swap and forward foreign exchange contracts. The Company does not apply hedge accounting for these instruments and accordingly charges in the fair value of these instruments are recognized in the consolidated statement of operations. The fair values of these instruments are included on the balance sheet in Current assets/liabilities and the cash flows relating to these instruments are presented within net cash provided by operating activities in the consolidated statement of cash flows.

(r)	Inventories

Inventories are stated at the lower of cost (including manufacturing overheads, where appropriate) or market. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs.

Inventories include costs relating to both marketed products and certain products prior to regulatory approval. Inventories are capitalized prior to regulatory approval if the Company considers that it is probable that the US Food and Drug Administration (“FDA”) or another regulatory body will grant commercial and manufacturing approval for the relevant product, and it is probable that the value of capitalized inventories will be recovered through commercial sale.

Inventories are written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.

(s)	Assets held-for-sale

An asset is classified as held-for-sale when, amongst other things, the Company has committed to a plan of disposition, the asset is available for immediate sale, and the plan is not expected to change significantly. Assets held-for-sale are carried at the lower of their carrying amount or fair value less cost to sell.

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

(t)	Investments

The Company has certain investments in pharmaceutical and biotechnology companies.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors such as representation on the investee’s Board of Directors and the nature of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than-temporary impairments in value under equity in (losses)/earnings of equity method investees in the consolidated statement of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income/(loss), net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary are included in Other income/(expense), net (see Note 28). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(u)	Property, plant and equipment

Property, plant and equipment is shown at cost reduced for impairment losses, less accumulated depreciation. The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings	15 to 50 years
Office furniture, fittings and equipment	3 to 10 years
Warehouse, laboratory and manufacturing equipment	3 to 10 years

The cost of land is not depreciated. Assets under the course of construction are not depreciated until the relevant assets are available and ready for their intended use.

Expenditures for maintenance and repairs are charged to the consolidated statement of operations as incurred. The costs of major renewals and improvements are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts. The profit or loss on such disposition is reflected in operating income/(expense).

(v)	Goodwill and other intangible assets

(i)	Goodwill

In business combinations completed subsequent to January 1, 2009, goodwill represents the excess of the fair value of the consideration given and the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable assets and liabilities acquired. For business combinations completed prior to January 1, 2009 goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.

Goodwill is not amortized to operations, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include: significant underperformance of a reporting unit relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and significant negative industry trends.

Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit. If the reporting unit's carrying amount is greater than its fair value, a second step is performed whereby the portion of the reporting unit’s fair value that relates to the reporting unit's goodwill is compared to the carrying value of the reporting unit’s goodwill. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the fair value. The Company has determined that there are no impairment losses in respect of goodwill for any of the reporting periods covered by these consolidated financial statements.

(ii)	Other intangible assets

Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, and for business combinations completed subsequent to January 1, 2009 also includes acquired IPR&D.  Intellectual property rights for currently marketed products are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 18 years). IPR&D acquired through a business combination which completed subsequent to January 1, 2009 is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated research and development efforts. Once the research and development efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

•	actions of competitors, suppliers, regulatory agencies or others that may eliminate current competitive advantages; and

•	historical experience of renewing or extending similar arrangements.

When a number of factors apply to an intangible asset, these factors are considered in combination when determining the appropriate useful life for the relevant asset.

(w)	Non-monetary transactions

The Company enters into certain non-monetary transactions that involve either the granting of a license over the Company’s patents or the disposal of an asset or group of assets in exchange for a non–monetary asset, usually equity. The Company accounts for these transactions at fair value if the Company is able to determine the fair value within reasonable limits. To the extent the Company concludes that it is unable to determine the fair value of a transaction, that transaction is accounted for at the recorded amounts of the assets exchanged. Management is required to exercise its judgment in determining whether or not the fair value of the asset received or given up can be determined.

(x)	Reclassifications

In the years ended December 31, 2008 and 2007 costs of $32.3 million and $31.8 million respectively, predominantly relating to certain Medical affairs costs related to promotional and marketing activities, have been reclassified from Research and development costs to Selling, general and administrative costs to more appropriately reflect the nature of the expenditure incurred.

(y)	New accounting pronouncements

Adopted during the period

The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”)

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

Subsequent Events

On April 1, 2009 the Company adopted new guidance issued by the FASB on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance provides: the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective prospectively from April 1, 2009. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events to the date when the financial statements were issued on February 26, 2010.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009 the Company adopted new guidance issued by the FASB on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about an entity’s derivative instruments and hedging activities, and these disclosures are included within Note 21.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009 the Company adopted new guidance issued by the FASB on noncontrolling interests in consolidated financial statements. This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (formally known as a minority interest) as equity in the consolidated financial statements, separate from the parent's equity. In addition, the amount of net income or losses attributable to noncontrolling interests is required to be included in consolidated net income on the face of the income statement. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a consequence of the adoption of this guidance, the balance of noncontrolling interests has been reclassified within equity and net income attributable to Shire plc shareholders has been shown separately from that attributable to noncontrolling interests in the consolidated statements of operations and the consolidated statement of changes in equity. The adoption of this guidance has not had an impact on the Company’s consolidated cash flows.

Business Combinations

On January 1, 2009 the Company adopted new guidance issued by the FASB on business combinations. The guidance significantly changed the accounting for business combinations. Under the guidance, an acquiring entity is required to recognize all the assets acquired, liabilities assumed and noncontrolling interests in a transaction at the acquisition date fair value with limited exceptions. The guidance also amended the accounting treatment for certain specific items including: the expensing of acquisition costs; the capitalization of in-process research and development; recording of contingent consideration at fair value with subsequent changes in fair value being generally reflected in earnings; and the introduction of a substantial number of new disclosure requirements. The guidance has been applied to those business combinations completed in the year to December 31, 2009.

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

Accounting for Collaborative Arrangements

On January 1, 2009 the Company adopted new guidance issued by the EITF on accounting for collaborative arrangements. This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The disclosures required by this guidance have been included in Note 23.

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

Fair Value Measurements

On January 1, 2009 the Company adopted new guidance on non-recurring fair value measurements for non-financial assets and non-financial liabilities. The guidance has been applied to the fair value measurement of non-financial assets and non-financial liabilities in the year to December 31, 2009.

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

Amendments to the Accounting and Disclosure Requirements for the Consolidation of Variable Interest Entities

In June 2009 the FASB issued a revision to the existing guidance on the consolidation of variable interest entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance will also require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. The guidance is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company does not expect there to be an impact of adopting this guidance on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Transfers of Financial Assets

In June 2009 the FASB issued new guidance on the accounting for transfers of financial assets. This guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The guidance is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company does not expect there to be an impact of adopting this guidance on the Company’s consolidated financial position, results of operations or cash flows.

(z)	Scheme of arrangement

Shire Limited (now known as Shire plc) was incorporated under the laws of Jersey (Channel Islands) on January 28, 2008, is a public company limited by shares, and is tax resident in the Republic of Ireland. On May 23, 2008 Shire Limited became the holding company of the former holding company of the Shire Group (“Old Shire”), now called Shire Biopharmaceutical Holdings, pursuant to a scheme of arrangement approved by the High Court of Justice in England and Wales and the shareholders of Old Shire (the “Scheme”). Prior to May 23, 2008 Shire Limited had not commenced trading or made any profits or trading losses. On October 1, 2008 Shire Limited changed its name to Shire plc following the approval of the change of name by shareholders at the Company’s Annual General Meeting.

Pursuant to the Scheme, ordinary shares, each having a nominal value of £0.05 of Old Shire (“Shire Ordinary Shares”) were exchanged for ordinary shares, each having a nominal value of £0.05, of Shire plc (“Shire plc Ordinary Shares”), on a one for one basis.

Shire plc Ordinary Shares carry substantially the same rights as did the Shire Ordinary Shares. The Scheme did not involve any payment for the Shire plc Ordinary Shares. Immediately after the Scheme became effective, Shire plc had the same Board of Directors, management and corporate governance arrangements as Old Shire had immediately prior thereto. The consolidated assets and liabilities of Shire plc immediately after the effective time of the Scheme of Arrangement were substantially the same as the consolidated assets and liabilities of Old Shire immediately prior thereto.

The Shire Ordinary Shares underlying the Shire American Depositary Shares (the “Shire ADSs”), each representing three Shire Ordinary Shares, participated in the Scheme like all other Shire Ordinary Shares. Upon the Scheme of Arrangement becoming effective, the Shire ADSs remained outstanding but became Shire plc ADS’s, each representing three Shire plc Ordinary Shares. The Scheme of Arrangement did not involve any payment for the Shire plc ADSs.

The corporate restructuring has been accounted for as a reorganization of entities under common control. Accordingly, the historical consolidated financial statements prior to the reorganization are labeled as those of Shire plc, but continue to represent the operations of Old Shire.

Earnings per share were unaffected by the reorganization.

(aa)	Statutory accounts

The consolidated financial statements as at December 31, 2009 and 2008, and for each of the three years in the period to December 31, 2009 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts prepared in accordance with International Financial Reporting Standards, as adopted for use in the European Union (“EU”) for the year ended December 31, 2007 have been delivered to the Registrar of Companies for England and Wales. The auditors’ reports on those accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the period to December 31, 2008 prepared under UK GAAP and in compliance with Jersey law have delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2008 prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2009 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2010. The Company further expects to file the consolidated accounts of the Company, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2010.

3.           Business combinations

Business combinations completed subsequent to January 1, 2009

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of ADHD from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, which may become payable in 2010 and 2011 if certain sales targets are met. This acquisition has broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL has been accounted for as a business combination. The purchase price has been allocated on a preliminary basis to the currently marketed products acquired ($73.0 million), IPR&D ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million).

Business combinations completed prior to January 1, 2009

Jerini acquisition

On July 3, 2008 the Company announced that it was launching a voluntary public takeover offer for all outstanding shares in Jerini, a German corporation, at a price of EUR 6.25 per share. By August 6, 2008 the Company had acquired 80.1% of the voting interests in Jerini for a cash consideration of $456.3 million. By December 31, 2008 the Company had acquired 98.6% of the voting interests in Jerini for a cash consideration of $556.5 million, represented by Jerini shares, ($539.8 million), the cash cost of cancelling Jerini stock options ($9.4 million) and direct costs of acquisition ($7.3 million). By December 31, 2009 the Company had acquired the rights to the remaining 1.4% of the voting interests in Jerini for additional cash consideration of $10.5 million including direct acquisition costs, such that the company owned 100% of Jerini. The acquisition added Jerini’s hereditary angioedema (“HAE”) product FIRAZYR to Shire’s portfolio.

The acquisition of Jerini has been accounted for as a purchase business combination.  The assets acquired and the liabilities assumed from Jerini have been recorded at the date of acquisition at their fair value. Consolidated financial statements and reported results of operations of Shire issued after the acquisition of a majority holding reflect these values, with the results of Jerini included from August 1, 2008, for convenience purposes, in the consolidated statement of operations. Between acquiring the Company’s controlling voting interest in early August 2008 and December 31, 2009, the Company acquired the remaining voting interests totaling 19.9% of Jerini’s issued share capital. The additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting.

The purchase price was allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed. The final fair values of assets acquired and liabilities assumed was determined in July 2009, and the adjustment in the second quarter of 2009 to recognize assumed liabilities is detailed in section (c) below.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed at their fair values based on the Company’s 80.1% voting interest acquired by August 6, 2008:

Fair value
$’M
ASSETS
Current assets:
Cash and cash equivalents	56.7
Restricted cash	0.4
Inventories	1.9
Assets held-for-sale	24.4
Other current assets	4.9
Total current assets	88.3

Property, plant and equipment	3.6
Goodwill	121.0
Other intangible assets
- currently marketed product	257.6
- in-process R&D	104.1
Deferred tax asset	0.5
Total assets	575.1
LIABILITIES
Current liabilities:	31.3
Deferred tax liability	76.3
Other long-term liabilities	0.8
Total liabilities	108.4

Estimated fair value of identifiable assets acquired and liabilities assumed	466.7

Noncontrolling interest	(10.4)
___________
Cost of 80.1% voting interest acquired	456.3

 (a) Other intangible assets, currently marketed product

Other intangible assets includes $320.2 million (being $257.6 million acquired as of August 6, 2008 and $62.6 million in the subsequent step acquisitions) relating to intellectual property rights in respect of Jerini’s currently marketed product, FIRAZYR, which received marketing authorization from the European Commission in July 2008 for the treatment of acute HAE in the EU. These intellectual property rights include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which FIRAZYR reacts in body, an understanding of the mechanisms of action which allow FIRAZYR to work and the knowledge related to the associated clinical and marketing studies performed to obtain approval of FIRAZYR). The fair value of FIRAZYR in the EU has been determined using an income approach applying the multi-period excess earnings method, based on the present value of incremental after tax cash flows attributable to the asset after the deduction of contributory asset charges for the assets employed (including working capital, the assembled workforce and other fixed assets).

This intangible asset has an estimated useful life of 17 years, will be amortized on a straight line basis, and has been allocated to the HGT reporting segment.

(b) Other intangible assets, IPR&D

IPR&D is defined as being a development project that has been initiated and has achieved material progress but (i) has not yet reached technological feasibility or has not yet received the appropriate regulatory approval, (ii) has no alternative future use, and (iii) the fair value is estimable with reasonable certainty. A project-by-project valuation using business combination and intangible assets guidance in the Codification and the American Institute of Certified Public Accountants Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus

on Software, Electronic Devices and Pharmaceutical Industries” has been performed to determine the fair value of research and development projects of Jerini which were in-process, but not yet completed as of the acquisition date.

The IPR&D assets of $129.7 million (being $104.1 million acquired as of August 6, 2008 and $25.6 million in the subsequent step acquisitions) relate to FIRAZYR for the treatment of acute HAE in the US ($64.9 million), and the rest of the world excluding the US and EU (“RoW”), ($64.8 million). These IPR&D assets have not yet received approval from the relevant regulatory authorities at the acquisition date. In the US FIRAZYR received a not approvable letter from the FDA in April 2008. The Company considers that these IPR&D assets have no alternative future use outside of their current development projects and the fair value of these IPR&D assets has therefore been charged to the consolidated statement of operations (in accordance with the US GAAP for business combinations which completed prior to January 1, 2009).

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

(c) Goodwill

Goodwill of $152.8 million (being $121.0 million acquired as of August 6, 2008 and $31.8 million in the subsequent step acquisitions) has been wholly allocated to the HGT reporting segment and is not deductible for tax purposes.

(d) Assets held-for-sale

On acquisition of Jerini the Company and Jerini commenced a strategic review of the acquired assets to identify which of the assets were non core to the newly combined business. In October 2008 Jerini announced that its Supervisory and Management Boards had concluded that it was in the best interests of Jerini to divest Jerini Ophthalmic, Inc, (“JOI”), Jerini Peptide Technologies Gmbh (“JPT”) and Jerini’s pre clinical projects. The Company presented the fair value less costs to sell of JOI and JPT as assets held-for-sale at the acquisition date. These held-for-sale assets were recorded at their aggregate fair value less costs to sell of $27.8 million within the purchase price allocation, the carrying value being primarily represented by the fair value of IPR&D.

In May 2009, JPT was divested for cash consideration of $6.7 million, resulting in a loss on disposal of $0.5 million.

For the years to December 31, 2009 and 2008 the Company has presented JOI and JPT as discontinued operations, recording revenues and the pre-tax loss from these businesses within discontinued operations for the year to December 31, 2009 of $2.3 million and $12.4 million (2008: $3.6 million and $17.6 million, 2007: $nil and $nil) respectively. The loss from discontinued operations for the year to December 31, 2009 includes the $0.5 million loss on disposal of JPT and charges of $5.9 million relating to re-measurement of JOI assets to fair value, as a result of the closure, rather than divestment of JOI. The loss from discontinued operations in the year to December 31, 2008 also includes a charge of $12.9 million arising on the re-measurement of assets held for sale to their fair value less costs to sell at December 31, 2008.

Further, in 2009, the Company adjusted the preliminary purchase price allocation to recognize assumed liabilities for onerous contract costs and employee involuntary termination costs incurred on closure of JOI and the pre-clinical projects totaling $9.1 million.  These adjustments were recognized as an increase in acquired goodwill.

METAZYM acquisition

On June 4, 2008 Shire completed the acquisition of the global rights to METAZYM from Zymenex A/S (“Zymenex”) for $135.0 million in cash, and recognized an IPR&D charge of $135.0 million during 2008 for the acquired development project.

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

The acquisition of New River allowed Shire to capture the full economic value of VYVANSE, and gain control of the future development and commercialization of this product. VYVANSE for ADHD in pediatric populations was approved by the FDA on February 23, 2007 and the Company received notification from the Drug Enforcement Administration (“DEA”) of the final Schedule II classification for VYVANSE on May 3, 2007.

The acquisition of New River was accounted for using the purchase method. Under the purchase method of accounting, the assets and liabilities of New River were recorded at their fair values at the acquisition date. The consolidated financial statements and reported results of operations of Shire issued after the completion of the acquisition reflect these fair values, with the results of New River being included within the consolidated statement of operations from April 19, 2007.

Total consideration, was $2,594.5 million at the price of $64 per share of New River’s common stock, including direct cash consideration of $2,276.0 million, the cost of settling stock options and SARs of $124.5 million, the cost of settling warrants over shares of New River common stock of $133.0 million and direct acquisition costs of $61.0 million.

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

As Shire had a pre-existing relationship with New River, Shire accounted for the effective settlement of this relationship as of the completion date of the New River acquisition.

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

(a) Purchase price allocation

Shire's cost of acquiring New River of approximately $2.6 billion has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition. Based on this allocation, and at the end of the allocation period, an excess of the fair value of assets acquired and liabilities assumed over the cost of acquisition totaling $122.2 million had arisen which was allocated as a pro rata reduction of amounts that would otherwise have been ascribed to identifiable intangible assets and IPR&D, (such IPR&D being immediately charged to expense, having no alternative future use). The value of other intangible assets and IPR&D below are presented after this pro-rata allocation.

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

(b) IPR&D

A project-by-project valuation was performed to determine the fair values of research and development projects of New River which were in-process, but not completed as of the completion of the acquisition.

IPR&D assets totaling $1,866.4 million were identified relating to VYVANSE indicated for ADHD in non-pediatric patients in the US ($1,786.8 million) and VYVANSE indicated for ADHD in RoW, ($79.6 million). Both of these IPR&D assets had not received approval, (either from the FDA or from the relevant regulators in the RoW) at the acquisition date. The Company considered that these IPR&D assets have no alternative future use outside of their current development projects, and these assets were therefore charged to expense in the consolidated statement of operations as of the acquisition date.

The fair value of the VYVANSE IPR&D assets was determined through the income approach using the multi-period excess earnings method. The fair value of the acquired IPR&D assets was based on the present value of the probability adjusted incremental cash flows expected to be generated by the research and development projects, after the deduction of contributory asset charges for other assets employed in these projects (such other assets include working capital, the assembled workforce, and the favorable manufacturing contract identified below). The valuation assumed that the effective settlement of the pre-existing New River Collaboration Agreements had occurred and Shire had purchased 100% of the forecast future cash flows. Estimated future cash flows were probability adjusted to take into account the stage of completion and the risks surrounding the successful development and commercialization of the acquired projects. The estimated after tax cash flows were discounted to present value using risk adjusted discount rates between 10% and 12%.

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

(c) Identifiable intangible assets

The acquired identifiable intangible assets were attributable to the following categories:

	Fair value $’M	Asset life Years
Intellectual property – developed technology(1)	1,064.5	20
Favorable manufacturing contract (2)	8.7	5
	1,073.2

(1)	Relates to VYVANSE approved for the treatment of ADHD in pediatric patients in the US.
(2)
The asset life of 20 years represents the period over which management believe the asset will contribute to the future cash flows of Shire, being the expected commercial lifespan of VYVANSE (VYVANSE has patent protection in the US until September 2023).

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

The fair value of this intellectual property in respect of VYVANSE for the treatment of ADHD in pediatric populations was determined through the income approach using the multi-period excess earnings method. The valuation assumes that the effective settlement of the pre-existing New River Collaboration Agreements has occurred and Shire has purchased 100% of the cash flows of VYVANSE for the treatment of ADHD in pediatric populations in the US. Using the multi-period excess earnings method, the fair value of intellectual property in respect of VYVANSE for the treatment of ADHD in pediatric populations in the US was based on the present value of the incremental after-tax cash flows attributable to the asset, after the deduction of contributory asset charges for other assets employed (including working capital, the assembled workforce, and the favorable manufacturing contract).

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

The Notes were included in the purchase price allocation at their fair value, being the present value of the estimated future cash flows in respect of the Notes as of the date of acquisition. All the outstanding Notes were tendered for conversion in the period between the acquisition and May 17, 2007 and were therefore settled in cash during the second quarter of 2007 at a value of $279.4 million, which equates to the fair value of the Notes at the acquisition date including the make-whole premium.

(e) Purchased Call Option

Concurrent with the issue of the Notes, New River also entered into a purchased call option with Merrill Lynch at a cost to New River of $43.5 million, being a convertible note hedge transaction for the Excess Conversion Value of the Notes. The purchased call options covered, subject to customary anti-dilution adjustments, 4,005,811 shares of New River common stock at strike prices which corresponded to the conversion price of the Notes. New River had recorded the cost of acquiring the purchased call option to additional paid in capital.

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

Supplemental disclosure of pro-forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire, Jerini and New River as if the acquisitions of New River had occurred on at January 1, 2006 and the acquisition of Jerini at January 1, 2007 based upon Shire’s ownership interest of 100% and 98.6% of New River and Jerini respectively. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	2008		2007
	$’M		$’M
Revenues	3,031.6		2,461.7

Net income from continuing operations	114.7		204.6
Net income attributable to Shire plc	97.1		204.6

Per share amounts:
Earnings per ordinary share from continuing operations attributable to Shire plc shareholders – basic	21.2	c	37.0	c
Earnings per ordinary share attributable to Shire plc shareholders – basic	18.0	c	37.0	c

Earnings per ordinary share from continuing operations attributable to Shire plc shareholders - diluted	21.0	c	36.4	c
Earnings per ordinary share attributable to Shire plc shareholders– diluted	17.8	c	36.4	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

Jerini

(i)
an adjustment to decrease interest income by $9.1 million and $29.0 million in the years to December 31, 2008 and 2007 respectively, to reflect the interest foregone on the Company’s cash resources used to fund the acquisition of a majority voting interest in Jerini; and

(ii)
an adjustment to increase amortization expense by approximately $12.1 million and $18.2 million for the years to December 31, 2008 and 2007 respectively, to reflect amortization of intangible assets relating to the currently marketed product, over the estimated useful life of 17 years.

New River (all adjustments relate to the year ended December 31, 2007)

(iii)	an adjustment to eliminate revenues recognized by New River of $3.0 million;

(iv)
an adjustment to increase interest expense by $25.3 million, to reflect the interest expense and amortization of deferred issue costs associated with the $1,300 million drawn down under the Facilities Agreement which was entered into by Shire on February 21, 2007 for the purpose of financing the acquisition of New River;

(v)	an adjustment to decrease interest income by $6.5 million, to reflect the interest foregone on the Company’s cash resources used to part fund the acquisition of New River;

(vi)
an adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 5 to 20 years, of approximately $28.1 million; and

(vii)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the private placement of 42.9 million new ordinary shares of Shire plc on February 20, 2007, the proceeds of which were used to partially fund the acquisition of New River, as if the private placement took place on January 1, 2007.

The unaudited pro forma financial information above does not include (i) in 2007 the New River IPR&D charge of $1,866.4 million and (ii) in 2008 the IPR&D charge of $128.1 million in respect of FIRAZYR outside of the EU, both of which formed part of the preliminary purchase price allocations, because they are non-recurring in nature. The unaudited pro forma financial information includes a charge of $81.8 million for the year to December 31, 2007 in respect of New River cash settled SARs which were extinguished as a result of the acquisition.

4.           Termination of Duramed Pharmasceuticals, Inc. (“Duramed”) collaboration agreement

In August 2006, Shire and Duramed, a subsidiary of Teva Pharmaceutical Industries Ltd, (“Teva”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”). Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred on Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets.

On February 24, 2009 Shire and Duramed amended this agreement such that it terminated on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with respect to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr Laboratories, Inc. (“Barr”) (a subsidiary of Teva) and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of authorized generic ADDERALL XR, up to a maximum of $25.0 million. During the year to December 31, 2009 the Company recorded a charge of $62.9 million to research and development to reflect the cash payment made in the first quarter of 2009 and other termination related costs.

A reconciliation of the contract termination liability is presented below:

Year to December 31, 2009	Amount charged to R&D	Amount paid	Utilization of reserve	Closing liability
	$’M	$’M	$’M	$’M

Contract termination costs	62.9	(27.9)	(25.0)	10.0

The charge of $62.9 million has been included within the Specialty Pharmaceuticals segment in the Company’s segmental analysis, see Note 26.

5.           Gain on sale of product rights

During 2007 and 2008 the Company streamlined its operations through the divestment of certain non-core products.  In 2007 the Company received cash consideration of $234.4 million on the disposal of non core products, which included $209.6 million from Laboratorios Almirall S.A (“Almirall”) on the transfer of product licenses, including SOLARAZE and VANIQA, and in 2008 Shire received a further $5.0 million in cash for the transfer of other non-core product rights.

The Company recognizes gains in respect of these divested product rights when the relevant regulatory or other consents for the transfer of these product rights are obtained. Accordingly Shire recognized gains of $6.3 million, $20.7 million and $127.8 million in the years to December 31, 2009, 2008 and 2007 respectively on disposal of these non-core assets. At December 31, 2009 the Company recorded as a deposit within Other current liabilities $5.8 million (2008: $12.5 million) of proceeds from the disposal of these products where regulatory or other consents have yet to be obtained.

All assets disposed of during 2009, 2008 and 2007 formed part of the Specialty Pharmaceuticals segment.

6.           Reorganization costs

Owings Mills

In March 2009 Company’s management approved and initiated plans to phase out operations and close the Company’s Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Over the next three years, all products currently manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the year to December 31, 2009 the Company incurred reorganization costs of $12.7 million (2008: $nil, 2007: $nil) which relate to employee involuntary termination benefits, impairment charges for property, plant and equipment and other costs.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company has revised the life of property, plant and equipment in the facility, and in the year to December 31, 2009 has incurred accelerated depreciation of $12.0 million, which has been charged to Cost of product sales. Consequently, the Company estimates an annual accelerated depreciation charge, over the level which would have been charged absent the wind down of operations, of $22.5 million in 2010. The reorganization costs and accelerated depreciation have been recorded within the Specialty Pharmaceuticals reportable segment.

Jerini non-core operations

As outlined in Note 3, the operations of JOI and certain other non-core pre-clinical operations acquired with Jerini were closed down in the year to December 31, 2009. On closure of these operations the Company recorded a liability for costs associated with these closures of $9.1 million, relating to employee involuntary termination benefits and other closure costs. This liability was recorded within accounts payable and accrued expenses with a corresponding increase to goodwill arising on the acquisition.

The aggregate liability for reorganization costs arising on the Owings Mills and Jerini closures at December 31, 2009 is as follows:

		Assumed
	Amount	liability through
	charged to	business		Closing
	reorganization	combinations	Paid/Utilized	liability at
Year to December 31, 2009	$'M	$'M	$'M	$'M

Involuntary termination benefits	5.6	5.5	(7.0)	4.1
Contract termination costs	-	3.6	(0.8)	2.8
Other termination costs	2.1	-	(2.1)	-
	7.7	9.1	(9.9)	6.9
Impairment charges	5.0
Reorganization costs for the year to December 31, 2009	12.7

At December 31, 2009 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($3.9 million) and other non-current liabilities ($3.0 million).

7.           Integration and acquisition costs

Integration costs of $7.7 million (2008: $10.3 million, 2007: $1.3 million), were incurred in the year to December 31, 2009. Integration costs in 2009 and 2008 relate to the integration of Jerini, and in 2007 relate to the integration of New River into Shire.

Acquisition costs of $2.9 million (2008: $nil, 2007: $nil), primarily relating to direct acquisition costs and changes in the fair value of contingent consideration recognized on the acquisition of EQUASYM, were incurred in the year to December 31, 2009.

8.           Accounts receivable, net

Accounts receivable at December 31, 2009 of $597.5 million (December 31, 2008: $395.0 million), are stated net of a provision for discounts and doubtful accounts of $20.8 million (December 31, 2008: $20.2 million, 2007: $9.8 million).

Provision for discounts and doubtful accounts:

	2009	2008	2007
	$’M	$’M	$’M
As at January 1,	20.2	9.8	8.8
Provision charged to operations	127.4	95.0	60.1
Provision utilization	(118.5)	(84.6)	(59.1)
Reclassification	(8.3)	-	-
As at December 31,	20.8	20.2	9.8

During the year to December 31, 2009 the Company reclassified its provision for Tricare Health Care Program rebates of $8.3 million at January 1, 2009 from provisions for discounts and doubtful accounts to accounts payable and accrued expenses.

At December 31, 2009 accounts receivable included $92.4 million (December 31, 2008: $38.4 million) of receivables related to royalty income.

9.           Inventories

Inventories are stated at the lower of cost or market and are analyzed as follows:

	December 31,	December 31,
	2009	2008
	$’M	$’M
Finished goods	50.9	41.4
Work-in-progress	102.1	78.7
Raw materials	36.7	34.4
	189.7	154.5

At December 31, 2009 inventories included $18.8 million (December 31, 2008: $11.5 million) of costs capitalized prior to the regulatory approval of the relevant product.

10.         Assets held for sale

At December 31, 2009 assets held for sale had a carrying value of $1.7 million, represented by intangible assets and attributed goodwill for certain products divested to Almirall in 2007 (December 31, 2008: $16.6 million). The recognition of the gains arising on the disposal of these products and the de-recognition of the related assets have been deferred pending the completion of the transfer of the relevant regulatory and other consents to the acquirer (see Note 5). These assets divested to Almirall form part of the Specialty Pharmaceuticals operating segment.

At December 31, 2008 assets held for sale also included $14.9 million for the operations of JOI and JPT.  In May 2009, JPT was divested for cash consideration of $6.7 million, and a loss on disposal of $0.5 million has been recognized within discontinued operations for the year to December 31, 2009. During the second quarter of 2009 the Company closed JOI, and recorded a re-measurement adjustment of $5.9 million to record the JOI assets at the lower of their fair value and carrying value (see note 3).

11.         Prepaid expenses and other current assets

	December 31,	December 31,
	2009	2008
	$’M	$’M
Prepaid expenses	44.9	47.6
Income tax receivable	-	33.2
Value added taxes receivable	37.3	19.3
Other current assets	31.3	41.3
	113.5	141.4

12.         Investments

	December 31,	December 31,
	2009	2008
	$’M	$’M
Investments in private companies	3.9	19.3
Available-for-sale securities	87.0	6.1
Equity method investments	14.8	17.5
	105.7	42.9

Disposal of Virochem Pharma Inc (“Virochem”)

On March 12, 2009 the Company completed the disposal of its cost investment in Virochem to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. Shire received total consideration of $19.2 million in cash and two million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain on disposal of $55.2 million which has been recognized in Other income/(expense), net during the year to December 31, 2009.

Additional consideration of $2.0 million in cash and 0.2 million Vertex shares is being held in escrow until March 11, 2010 pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The escrow conditions are considered substantive and hence a gain has not been recognized relating to these amounts in the year to December 31, 2009. The Vertex stock received has been accounted for as an available-for-sale investment.

Disposal of Questcor Pharmaceutical Inc (“Questcor”)

For the year to December 31, 2008 Other (expense)/income net includes a gain of $9.4 million from the sale of Shire’s available-for-sale investment in Questcor, a specialty pharmaceutical company focused on providing prescription drugs for central nervous system disorders. Shire received cash consideration of $10.3 million on the sale of this investment.

Other-than-temporary impairment of available-for-sale securities

The Company recorded other-than-temporary impairments of $0.8 million, $58.0 million and $3.0 million against its available-for-sale securities in the years to December 31, 2009, 2008 and 2007 respectively.

During the year to December 31, 2008 the Company recognized impairment charges of $44.3 million relating to its investment in Renovo Group plc, representing unrealized holding losses that were reclassified out of other comprehensive income into earnings in 2008, as management concluded that the impairment was other than temporary. The decline in the market value of the Company’s investment in Renovo Group plc initially arose from the results of clinical trials for JUVISTA which were announced over 2007 and 2008. During the third quarter of 2008, in considering whether the decline in value was temporary or “other than temporary” the Company considered the following factors: the severity of the decline from historical cost (87%) and its duration (eleven months); market analysts’ targets of Renovo Group plc’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan.

These factors, together with the significant decline in global equity markets during the third quarter of 2008 meant that the Company was unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo Group plc could occur. As such, the Company concluded that the decline in value was “other than temporary”. Therefore the full difference between the book value of the investment and the fair (market) value was recognized as an other than temporary impairment. Accordingly the Company recognized an impairment charge of $44.3 million for its investment in Renovo Group plc through the consolidated statement of operations in the third quarter of 2008. For purposes of computing the impairment charge fair value was assumed to be £0.26 per share, representing the closing price of Renovo Group plc securities on the London Stock Exchange on September 30, 2008.

13.         Property, plant and equipment, net

	December 31,	December 31,
	2009	2008
	$’M	$’M
Land and buildings	398.7	267.6
Office furniture, fittings and equipment	280.5	228.2
Warehouse, laboratory and manufacturing equipment	114.5	80.1
Assets under construction	193.2	164.3
	986.9	740.2
Less: Accumulated depreciation	(310.1)	(206.0)
	676.8	534.2

Depreciation expense for the years to December 31, 2009, 2008 and 2007 was $105.0 million, $77.2 million, and $65.3 million respectively. The expense included impairment losses of $6.3 million, $2.2 million and $1.8 million in the years to December 31, 2009, 2008 and 2007 respectively.

14.         Goodwill

	December 31,	December 31,
	2009	2008
	$’M	$’M
Goodwill arising on businesses acquired	384.7	350.8

During the year to December 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for a total consideration of $91.0 million, which resulted in goodwill of $13.2 million (see note 3). The goodwill has been assigned to the Specialty Pharmaceuticals segment.

During the year to December 31, 2008 the Company acquired a 98.6% voting interest in Jerini for cash consideration of $556.5 million which resulted in goodwill of $148.0 million (see Note 3). This goodwill has been attributed to the HGT reporting segment.

At December 31, 2009 goodwill of $214.5 million (2008: $202.4 million) is held in the Specialty Pharmaceuticals segment and $170.2 million (2008: $148.4 million) in the HGT segment.

	2009	2008
	$’M	$’M
As of January 1,	350.8	219.4
Acquisition (including finalization of purchase price allocation)	27.1	148.0
Foreign currency translation	6.8	(16.6)
	384.7	350.8

15.         Other intangible assets, net

	December 31,	December 31,
	2009	2008
	$’M	$’M
Intellectual property rights acquired
Currently marketed products	2,351.6	2,253.2
IPR&D	6.1	-
Favorable manufacturing contracts	8.7	8.7
	2,366.4	2,261.9

Less: Accumulated amortization	(575.7)	(437.0)
	1,790.7	1,824.9

At December 31, 2009 the net book value of intangible assets allocated to the Specialty Pharmaceuticals segment was $1,238.0 million (December 31, 2008: $1,244.9 million) and in the HGT segment was $552.7 million (December 31, 2008: $580.0 million).

The change in the net book value of other intangible assets for the year to December 31, 2009 is shown in the table below:

Other intangible
assets
$’M

As at January 1, 2009	1,824.9
Acquisitions	84.0
Amortization charged	(138.6)
Foreign currency translation	20.4
As at December 31, 2009	1,790.7

During the year to December 31, 2009 the Company acquired intangible assets totaling $84.0 million, principally relating to $78.5 million for EQUASYM IR and XL for the treatment of ADHD ($73.0 million for currently marketed products and $5.5 million for IPR&D). The weighted average amortization period for acquired currently marketed products is 13 years.

Amortization charged for the years to December 31, 2009, 2008 and 2007 was $138.6 million, $127.9 million and $95.8 million, respectively.

The Company recorded impairments of $nil, $97.1 million and $0.4 million in the years to December 31, 2009, 2008 and 2007 respectively, recorded within Selling, general and administrative costs. In 2008 the Company recognized impairment charges of $97.1 million, of which $94.6 million related to the write-down of its DYNEPO intangible asset to its fair value ($nil). Changes in the external environment, including the launch of several competing bio-similars at lower prices made DYNEPO uneconomic for the Company. Accordingly Company has decided to stop commercializing DYNEPO. Product sales were wound down over the second half of 2008 as all patients were transferred off DYNEPO by the end of 2008. The fair value of DYNEPO was determined using an expected present value technique. The impairment charges relate to the Specialty Pharmaceuticals reportable segment.

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2009 will be approximately $140 million for each of the five years to December 31, 2014. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

16.         Accounts payable and accrued expenses

	December 31,	December 31,
	2009	2008
	$’M	$’M
Trade accounts payable	79.6	102.4
Accrued rebates – Medicaid	188.2	162.6
Accrued rebates – Managed care	153.4	59.9
Sales return reserve	62.7	47.1
Accrued bonuses	66.8	62.0
Accrued employee compensation and benefits payable	42.6	36.7
Research and development accruals	53.1	29.3
Marketing accruals	31.5	22.1
Deferred revenue	52.2	9.6
Other accrued expenses	199.0	176.9
	929.1	708.6

Accrued Medicaid rebates have increased by $25.6 million to $188.2 million at December 31, 2009 (2008: $162.6 million).

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation. As a result more than one unit rebate amount (“URA”) is calculable for the purpose of determining the Company’s Medicaid rebate liability to States as a result of authorized generic launch. During 2009 the Company highlighted the different interpretations to Centre of Medicaid Services (“CMS”) and submitted data to CMS for the purpose of computing the URA, based on the Company’s reasonable interpretation of the Medicaid rebate legislation and related guidance. The State Medicaid agencies have invoiced the Company for Medicaid rebates, and the Company has paid these Medicaid rebate invoices, based on this URA. Despite this CMS has the ability to subsequently challenge the Company’s interpretation of the Medicaid rebate legislation, and require an alternative interpretation to be applied (both retrospectively and prospectively), which could result in a significantly higher Medicaid liability.

Throughout 2009 the Company’s management has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. For the first three quarters of 2009, the Company’s management based this best estimate on an amount that the Company could pay were CMS to challenge the Company’s interpretation and require an alternative interpretation of the Medicaid rebate legislation to be applied. In the fourth quarter of 2009, the Company’s management lowered its best estimate of the Medicaid rebate payable down to be consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to CMS using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA and (v) Shire paying these invoices . This change of estimate increased ADDERALL XR product sales by $97.7 million in the fourth quarter of 2009 (of which $73.6 million related to ADDERALL XR sales recognized in the first three quarters of 2009).

In determining its best estimate of the Medicaid rebate liability at December 31, 2009 the Company’s management has considered a number of factors taken in combination (including the receipt of a further quarter’s invoices from the States with a URA based on the Company’s interpretation of the Medicaid rebate legislation and related guidance, and the Company’s likely response were CMS to employ an alternative interpretation of the Medicaid rebate legislation). Any future change in the Company’s interpretation which results in a change of estimate (both retrospectively and prospectively) could significantly decrease sales of ADDERALL XR in the period of any such change in estimate.

The Company strongly believes that its interpretation of the Medicaid rebate legislation is reasonable and correct.   However, CMS could disagree with the Company’s interpretation, and require the Company to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $210 million above the recorded liability.  This would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly be in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR.

Should CMS take such an approach, the Company could seek to limit any additional payments to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $98 million above the recorded liability. Further, the Company believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of its recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above the Company’s current best estimate.

Accrued Managed Care rebates have increased by $93.5 million to $153.4 million (2008: $59.9 million), principally due to higher rebates on ADDERALL XR offered to Managed Care Organizations from April 1, 2009.

17.         Other current liabilities

	December 31,	December 31,
	2009	2008
	$’M	$’M
Income taxes payable	46.7	25.8
Value added taxes	10.3	4.4
Derivative financial instruments	1.2	46.9
Other accrued liabilities	29.8	27.2
	88.0	104.3

18.         Long-term debt

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million. In connection with the Scheme of arrangement the Trust Deed was amended and restated in 2008 in order to provide that, following the substitution of Shire plc in place of Old Shire as the principal obligor and issuer of the Convertible Bonds, the Bonds would be convertible into ordinary shares of Shire plc.

The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount.

The Bonds bear interest at 2.75% per annum, payable semi-annually in arrears on November 9 and May 9. The Bonds constitute direct, unconditional, unsubordinated and unsecured obligations of the Company, and rank pari passu and ratably, without any preference amongst themselves, and equally with all other existing and future unsecured and unsubordinated obligations of the Company.

The Bonds may be redeemed at the option of the Company, (the “Call Option”), at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s Ordinary Shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount.

The Bonds are convertible into ordinary shares during the conversion period, being the period from June 18, 2007 until the earlier of: (i) the close of business on the date falling fourteen days prior to the Final Maturity Date; (ii) if the Bonds have been called for redemption by the Company, the close of business fourteen days before the date fixed for redemption; (iii) the close of business on the day prior to a Bond holder giving notice of redemption in accordance with the conditions; and (iv) the giving of notice by the trustee that the Bonds are accelerated by reason of the occurrence of an event of default.

Upon conversion, the Bond holder is entitled to receive ordinary shares at the conversion price of $33.17 per ordinary share, (subject to adjustment as outlined below).

The conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The initial conversion price of $33.5879 was adjusted to $33.17 with effect from March 11, 2009 as a result of cumulative dividend payments during the period from October 2007 to April 2009 inclusive. The shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid shares in issue on the relevant conversion date.

The Bonds have been recorded at their principal amount within Non-current liabilities.  Direct costs of issue of the Bonds paid in the year to December 31, 2007 totalled $18.3 million. These costs are being amortized to interest expense using the effective interest method over the five year period to the Put Option date. At December 31, 2009 $8.8 million was deferred ($3.8 million within other current assets and $5.0 million within other non-current assets).

Revolving Credit Facilities Agreement

Shire has a committed revolving credit facility (the “RCF”) in an aggregate amount of $1,200 million with ABN Amro Bank N.V.; Barclays Capital; Citigroup Global Markets Limited; The Royal Bank of Scotland plc; Lloyds TSB Bank plc; Bank of America N.A.; and Morgan Stanley Bank. The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on February 20, 2012. There were no borrowings under the RCF as of December 31, 2009.

The interest rate on each loan drawn under the RCF for each interest period, as determined by the Company, is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.40 to 0.80 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the Multicurrency Term and Revolving Facilities Agreement (“the RCF Agreement”)) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the RCF Agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30 and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

19.         Other long-term debt

During 2007 and 2009 Shire entered into certain multi-year leases for its HGT business unit at North Reading and Lexington, Massachusetts. As Shire is considered, in substance, the owner of these properties over their construction period, Shire recorded an asset (being the fair value of the building element at inception of the relevant lease) of $7.1 million and $32.7 million in the year to December 31, 2009 and 2007 within Property, Plant and Equipment – Assets under construction and the corresponding building financing obligation is recorded within other long term debt. The land element of these leases has been accounted for as an operating lease.

Concurrent with entering into a new lease at its Lexington campus, Shire extended the term of certain other existing leases at its Lexington site, such that the terms of these existing leases become co-terminus with the expiration of the new Lexington lease. This lease extension has been accounted for as a substantial modification of the existing building finance obligation, whereby the existing liability ($45.1 million) was derecognized and a building financing obligation based on the fair value of the liability under the revised lease terms ($39.4 million) was recorded in its place. This substantial modification resulted in a non-cash gain of $5.7 million in the year to December 31, 2009 which has been recorded within Other income/(expense), net.

20.         Other non-current liabilities

	December 31,	December 31,
	2009	2008
	$’M	$’M
Income taxes payable	170.4	220.4
Deferred revenue	20.0	29.5
Deferred rent	14.5	16.1
Insurance provisions	18.3	18.1
Other accrued liabilities	23.9	7.2
	247.1	291.3

21.         Derivative instruments

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2009 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire plc’s $1,100 million in principal amount convertible bonds due 2014. The building financing obligation of $46.7 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

No derivative instruments were entered into during the year to December 31, 2009 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at December 31, 2009 the Company has $105.7 million of investments comprising available-for-sale investments in publicly quoted companies ($87.0 million), equity method investments ($14.8 million) and cost method investments in private companies ($3.9 million). The investments in public quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Financial instruments that expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable (from product sales and from third parties from which the Company receives royalties) and derivative contracts. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard & Poor's and by Moody's credit rating agencies.

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

The Company’s revenues from product sales are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2009 there were two customers in the US who accounted for 51% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk concentration of credit is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

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

At December 31, 2009 the Company had 26 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

December 31,		Fair value
		2009
		$’M
Assets	Prepaid expenses and other current assets	5.4
Liabilities	Other current liabilities	1.2

Net gains and losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statement of operations as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
		Year to December 31,
		2009
		$’M
Foreign exchange contracts	Other income/(expense), net	(1.4)

These net foreign exchange losses are offset within Other income/(expense) by net foreign exchange gains arising on the balance sheet items that these contracts were put in place to manage.

22.         Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	87.0	87.0	87.0	-	-
Foreign exchange contracts	5.4	5.4	-	5.4	-

Financial liabilities:
Foreign exchange contracts	1.2	1.2	-	1.2	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Available-for-sale securities – the fair values of available-for-sale securities are estimated based on quoted market prices for those investments.

•
Foreign exchange contracts – the fair value of the swap and forward foreign exchange contracts has been determined using an income approach based on current market expectations about the future cash flows.

Assets and liabilities that have been measured at fair value on a non-recurring basis (after initial recognition)

As outlined in Note 19, the building financing obligation for leased property in Lexington, Massachusetts was substantially modified in the year to December 31, 2009, by extension of the term of the relevant underlying lease on July 31, 2009. The existing liability of $45.1 million was derecognized, and a building financing obligation of $39.4 million was recorded, such liability measured using the fair value of the liability under the revised terms. This extension of the term of the building finance obligation was treated as a substantial modification resulting in a gain of $5.7 million, which has been recorded within Other income/(expense), net.

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

	Fair Value at Measurement Date

	Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M
Building financing obligation	39.4	-	-	39.4

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at December 31, 2009 and 2008 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial assets:
Option over Avexa shares	-	0.1	-	-

Financial liabilities:
Convertible bonds	1,100.0	1,067.0	1,100.0	892.9
Building financing obligation	46.7	47.3	45.6	40.7

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

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

1.	Option over Avexa shares - the fair values of the Avexa shares are based on quoted market prices for the shares.

2.
Convertible bonds – the fair value of Shire $1,100 million 2.75% convertible bonds due 2014 is estimated by reference to the market price of the instrument as the convertible bonds are publicly traded.

3.
Building financing obligations - the fair value of building financing obligations are estimated based on the present value of future cash flows, and an estimate of the residual value of the underlying property at the end of the lease term, associated with these obligations.

23.         Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at December 31, 2009 are presented below:

Operating
leases
$’M
2010	31.1
2011	22.9
2012	20.3
2013	19.0
2014	18.8
Thereafter	101.2
213.3

(i)	Operating leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2027. Lease and rental expense amounted to $35.5 million, $32.6 million and $28.0 million for the years to December 31, 2009, 2008 and 2007, which is predominately included in Selling, general and administrative expenses in the consolidated statements of operations.

(b)	Letters of credit and guarantees

At December 31, 2009 the Company had irrevocable standby letters of credit and guarantees with various banks in the amount of $15.1 million, providing security for the company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)	Collaborative arrangements

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

In the year to December 31, 2009 Shire made an upfront payment of $6.5 million to Santaris, for technology access and R&D funding, which has been expensed to R&D. Shire has remaining obligations to pay Santaris a further $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

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

Shire paid Renovo $75 million, which was expensed as R&D in 2007, and made an equity investment in Renovo Group plc of $50 million. Shire will bear the cost of clinical trials designed specifically for obtaining US regulatory approval. Renovo will bear the costs of clinical trials designed specifically for obtaining EU regulatory approval. Shire and Renovo will share equally the costs of conducting clinical trials that are designed for obtaining both US and EU regulatory approvals. In the year to December 31, 2009 Shire made payments to Renovo of $3.9 million (2008: $7.4 million, 2007: $1.9 million) which has been charged by Shire to R&D.

(iii)	Alba Therapeutics Corporation (“Alba”)

Shire acquired worldwide rights from Alba to SPD 550, also known as AT-1001, in markets outside of the US and Japan in December 2007. Shire paid an upfront fee of $25 million, which was expensed to R&D in 2007. Alba funded all development until Proof of Concept was completed, after which Shire and Alba equally shared development costs under a joint development plan. In the year to December 31, 2009 Shire paid $nil for reimbursement of shared development costs (2008: $0.5 million; 2007: $nil). On November 15, 2009 following the review of Phase 2 data, Shire terminated the collaboration agreement and returned the rights to SPD 550 to Alba.

(iv)	Amicus collaboration for the development of pharmacological chaperones

On November 7, 2007 Shire licensed from Amicus the rights to three pharmacological chaperone compounds in markets outside of the US: AMIGAL (HGT-3310) for Fabry disease, PLICERA (HGT-3410) for Gaucher Disease and HGT-3510 (formerly referred to as AT2220) for Pompe disease which were in clinical development. Shire paid Amicus an upfront fee of $50 million, which was expensed to R&D in 2007. On October 29, 2009, Shire and Amicus mutually agreed to terminate the collaboration and to return all rights for the three products to Amicus. In the year to December 31, 2009 Shire paid $18.8 million to Amicus (2008: $18.5 million; 2007: $nil).

(v)	Women’s Health Products

In August 2006, Shire and Duramed entered into an agreement related to certain Collaboration Products. Under this agreement, Shire was required to reimburse Duramed for US development expenses incurred in respect of the Collaboration Products up to a maximum of $140 million over eight years from September 2006, and Shire had the right to commercialize these products in a number of markets outside of North America, including the larger European markets. US development expenses reimbursed in the year ended December 31, 2008 and 2007 totaled $30.0 million and $15.9 million respectively.

On February 24, 2009 Shire and Duramed amended this agreement and it terminated on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. For further information on this amendment see Note 4.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which Shire has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the year to December 31, 2009 Shire received milestone payments totaling $4.0 million (2008: $9.0 million, 2007: $10.0 million) and these payments will be recognized in Other revenues. In the year to December 31, 2009 Shire also recognized milestone income of $8.8 million (2008: $4.2 million, 2007: $1.9 million) within Other revenues and Product sales of $29.4 million (2008: $24.3 million, 2007: $2.3 million) for shipment of product to the relevant licensee.

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

At December 31, 2009 the Company had committed to pay approximately $183.9 million (2008: $99.5 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $104.1 million of these commitments in 2010 (2008: $40.7 million in 2009). However, the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At December 31, 2009 the Company had committed to pay approximately $152.3 million (2008: $67.0 million) in respect of contract manufacturing. The Company expects to pay $77.3 million of these commitments in 2010 (2008: $66.9 million in 2009).

(iii)	Purchase and service commitments

At December 31, 2009 the Company had committed to pay approximately $22.9 million (2008: $42.6 million) for future purchases and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $21.0 million of these commitments in 2010 (2008: $42.4 million in 2009).

(iv)	Investment commitments

At December 31, 2009 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.4 million (2008: $5.7 million) which may all be payable in 2010, depending on the timing of capital calls.

(v)	Capital commitments

At December 31, 2009 the Company had committed to spend $41.4 (2008: $95.4 million) on capital projects. This includes commitments for the expansion and modification of its offices in its HGT campus in Lexington, Massachusetts.

(vi)	Legal proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At December 31, 2009 provisions for litigation losses, insurance claims and other disputes totaled $20.1 million (2008: $20.8 million).

Specific

CARBATROL

(i)	Nostrum

In August 2003, the Company was notified that Nostrum Pharmaceuticals, Inc. (“Nostrum”) had submitted an abbreviated new drug application (“ANDA”) under the Hatch-Waxman Act seeking permission to market its generic version of the 300mg strength of CARBATROL (Nostrum’s ANDA product) prior to the expiration date of the Company’s Orange Book listed patents for CARBATROL, US patent No. 5,912,013 (“the ‘013 Patent”) and US patent No. 5,326,570 (“the ‘570 Patent”). On September 18, 2003, Shire filed suit against Nostrum in the US District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA product. Pursuant to the Hatch-Waxman Act, there was a 30 month stay of approval of Nostrum’s ANDA product which expired in February 2006. Nostrum could be in a position to market its 300mg extended-release carbamazepine product upon FDA final approval of its ANDA. On January 23, 2004 the Company amended the complaint to drop the allegations with respect to the ‘013 Patent while maintaining the suit with respect to the ‘570 Patent. On July 17, 2006 the court entered an order staying discovery.

In May 2008, the Company was notified that Nostrum had submitted an amendment to the above referenced ANDA seeking permission to market its generic versions of the 100mg and 200mg strengths of CARBATROL prior to the expiration date of the Company’s ‘013 and ‘570 Patents. On July 2, 2008 Shire filed suit against Nostrum in the US District Court for the District of New Jersey alleging infringement of these two patents by Nostrum’s ANDA and ANDA products. Pursuant to the Hatch-Waxman Act, there is a 30 month stay with respect to Nostrum’s 100mg and 200mg ANDA products which will expire in November 2010. This case was referenced as related to the earlier filed case on Nostrum’s 300 mg product and has been assigned to the same Judge as the earlier ongoing case. In a December 15, 2008 decision the court decided that the two cases should proceed separately. No discovery schedule or trial date has been set for either case.

(ii)	Corepharma LLC, Teva, Apotex Corp. and Apotex Pharmaceutical Holdings, Inc. (collectively “Apotex”) and Actavis South Atlantic LLC

During the course of 2009, Shire settled lawsuits with each of Corepharma, Teva, Apotex and Actavis South Atlantic LLC relating to their respective ANDAs seeking approval to market generic versions of CARBATROL.  No payments to these companies are involved in the settlements. As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of these settlements.

ADDERALL XR

(i)	Sandoz

During the course of 2009, Shire settled its lawsuit with Sandoz relating to its ANDA seeking approval to market generic versions of ADDERALL XR.  No payments to Sandoz are involved in the settlement. As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

(ii)	Teva

On October 19, 2009 Teva filed suit in the US District Court for the Southern District of New York against Shire claiming that Shire was in breach of its supply contract for the authorized generic version of ADDERALL XR. Shire has been supplying Teva with authorized generic ADDERALL XR since April 1, 2009. Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration (“DEA”) places on amphetamine, which is the product’s active ingredient.  After the lawsuit was filed, DEA granted Shire additional quota for 2009, allowing Shire to supply Teva with additional product.  On December 2, 2009 Shire announced that Teva has dismissed its lawsuit, including Teva’s claims for monetary damages, specific performance and equitable relief.  No consideration was exchanged by the parties as part of the settlement.

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

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”), Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively “Mylan”) and Natco Pharma Limited (“Natco”) and related to ANDAs for generic versions of 500mg, 750mg and 1,000mg FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. The lawsuits have been consolidated into a single case. A Markman hearing is scheduled to occur on May 5, 2010.  No trial date has been set.

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire has intervened in the lawsuit. On October 23, 2009, following a period for public comment, the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.  A hearing on cross-motions for summary judgment was held on February 17, 2010. No rulings on the cross-motions were made at the hearing.

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

24.           Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2009 was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

On February 20, 2007 the Company raised $877.3 million, net of associated issue costs, through the private placement of 42.9 million new ordinary shares to certain institutional investors at a price of 1075 pence per share. The newly issued shares represented approximately 8.4 per cent of Shire plc’s issued ordinary share capital prior to the placing.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2009 Shire plc’s distributable reserves were approximately $3.7 billion.

Treasury stock

The Company records the purchase of its own shares by the ESOT as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2009, the ESOT held 5.8 million ordinary shares (2008: 7.3 million; 2007: 8.5 million) and 4.0 million ADSs (2008: 4.5 million; 2007: 1.8 million). During the year to December 31, 2009 a total of 0.1 million (2008: 0.2 million; 2007: 3.0 million) ordinary shares and 0.02 million (2008: 2.8 million; 2007: 1.8 million) ADSs had been purchased for total consideration of $1.0 million (2008: $146.6 million; 2007: $186.0 million), including stamp duty and broker commission.

Income Access Share Arrangements ("IAS Trust")

Shire has put into place an IAS Trust which enables Shire ordinary shareholders, other than Shire ADS holders, to elect to receive their dividends either from a company resident for tax purposes in the Republic of Ireland from a Shire group company resident for tax purposes in the UK.

Old Shire has issued one income access share to the IAS trust which is held by the income access share trustee. The mechanics of the arrangements are as follows:

(i)
If a dividend is announced or declared by Shire plc on the Shire ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the income access share trustee, and such amount is paid by the income access share trustee to the Shire ordinary shareholders who have elected (or are deemed to have elected) to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire to such Shire ordinary shareholders will be reduced by an amount equal to the amount paid to such Shire ordinary shareholders by the income access share trustee.

(ii)
If the dividend paid on the income access share and on-paid by the income access share trustee to the Shire ordinary shareholders is less than the total amount of the dividend announced or declared by Shire on the Shire ordinary shares, Shire will be obliged to pay a dividend on the Shire ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the Shire ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

(iii)
A Shire ordinary shareholder is entitled to make an income access share election such that he will receive his dividends (which would otherwise be payable by Shire) under these arrangements from Old Shire.

(iv)
A Shire ordinary shareholder who held 25,000 or fewer Shire ordinary shares at the time he became a Shire ordinary shareholder pursuant to the court sanctioned Scheme of Arrangement, and who did not make a contrary election, is deemed to have made an election (pursuant to the Shire articles of association) such that he will receive his dividends under these arrangements from Old Shire.

The ADS Depositary has made an election on behalf of all holders of Shire ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not under current legislation be subject to any UK or Irish withholding taxes. If a holder of Shire ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he must withdraw his Shire ordinary shares from the Shire ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire ordinary shares. This will enable him to receive dividends from Shire (if necessary, by making an election to that effect).

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the income access share trustee for the benefit of all Shire ordinary shareholders who make (or are deemed to make) an income access share election in an amount equal to what would have been such Shire ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election. If any dividend paid on the income access share and or paid to the Shire ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the Shire Ordinary shareholders and Shire will pay the balance by way of dividend. In such circumstances, there will be no grossing up by Shire in respect of, and Old Shire and Shire will not compensate those Shire ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

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

In the year to December 31, 2009 Old Shire paid dividends totaling $45.9 million (2008: $7.2 million) on the income access share to the income access share trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

Exchangeable shares

On February 12, 2008 a subsidiary of Shire exercised a redemption call right and purchased all remaining exchangeable shares of Shire Acquisition Inc. in public ownership. Exchangeable shareholders received either three ordinary shares of Shire plc or one Shire ADS representing three ordinary shares of Shire plc for each Exchangeable Share held. Exchangeable Shares were issued to Canadian resident shareholders of Biochem Pharma Inc. (now Shire Canada, Inc.) in 2001 as consideration for the acquisition by the Shire group of Biochem Pharma Inc. The Exchangeable Shares were delisted from the Toronto Stock Exchange during 2008.

25.           Earnings per share

The following table reconciles net income/(loss) attributable to Shire plc and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Year to December 31,
	2009	2008	2007
Amounts attributable to Shire plc shareholders	$’M	$’M	$’M
Income/(loss) from continuing operations, net of taxes	503.8	170.0	(1,451.8)
Loss from discontinued operations	(12.4)	(17.6)	-
Net loss attributable to noncontrolling interest in subsidiaries	0.2	3.6	-
Numerator for basic and diluted earnings per share(1)	491.6	156.0	(1,451.8)

Weighted average number of shares:
	Millions	Millions	Millions
Basic(2)	540.7	541.6	540.3
Effect of dilutive shares:
Stock based awards to employees(3)	7.3	3.8	-
Diluted	548.0	545.4	540.3

(1) For the years to December 31, 2009, 2008 and 2007 interest on the convertible bonds has not been added back as the effect would be anti-dilutive.
(2) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3) Calculated using the treasury stock method.

Year to December 31,	2009		2008		2007
Earnings/(loss) per ordinary share - basic
Earnings/(loss) from continuing operations attributable to Shire plc shareholders	93.2	c	32.1c		(268.7c	)

Loss from discontinued operations attributable to Shire plc shareholders	(2.3c	)	(3.3c	)	-

Earnings/(loss) per ordinary share attributable to Shire plc shareholders - basic	90.9c		28.8c		(268.7c	)

Earnings/(loss) per ordinary share - diluted
Earnings/(loss) from continuing operations attributable to Shire plc shareholders	91.9c		31.8c		(268.7c	)

Loss from discontinued operations attributable to Shire plc shareholders	(2.2c	)	(3.2c	)	-
Earnings/(loss) per ordinary share attributable to Shire plc shareholders – diluted	89.7c		28.6c		(268.7c	)

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2009 (2) (3)	2008 (2) (3)	2007 (1)
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions
Share options in the money	-	-	8.4
Share options out of the money	16.4	17.3	2.9
Warrants	-	-	0.3
Convertible bonds 2.75% due 2014	33.1	32.7	21.2

(1)
In 2007 all share options, warrants and the number of ordinary shares underlying the convertible bonds were excluded from the calculation of the diluted weighted average number of shares, because the Company made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

(2)	In 2009 and 2008 the convertible bonds were not included in the calculation of the diluted weighted average number of shares, because their effect would be anti-dilutive in the period.
(3)	In 2009 and 2008 certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

26.           Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure based on two segments: Specialty Pharmaceuticals (which aggregates ADHD, GI and other Specialty Pharmaceutical products) and HGT. The Specialty Pharmaceuticals and HGT reportable segments represent the Company’s revenues and costs in respect of currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
2009	$’M	$’M	$’M	$’M
Product sales	2,138.2	555.5	-	2,693.7
Royalties	127.2	-	165.3	292.5
Other revenues	9.9	2.6	9.0	21.5
Total revenues	2,275.3	558.1	174.3	3,007.7

Cost of product sales(1) (2)	299.3	88.7	-	388.0
Research and development(1) (2)	375.0	257.2	6.1	638.3
Selling, general and administrative(1) (2)	954.4	208.7	179.5	1,342.6
Gain on sale of product rights	(6.3)	-	-	(6.3)
IPR&D charge	-	1.6	-	1.6
Reorganization costs	12.7	-	-	12.7
Integration and acquisition costs	2.9	7.7	-	10.6
Total operating expenses	1,638.0	563.9	185.6	2,387.5
Operating income/(loss)	637.3	(5.8)	(11.3)	620.2

Total assets	2,067.1	1,576.1	974.3	4,617.5
Long-lived assets(3)	202.6	422.4	55.6	680.6
Capital expenditure on long-lived assets(3)	46.9	194.4	18.0	259.3

(1)	Stock-based compensation of $65.7 million is included in: Cost of product sales ($4.4 million), Research and development ($20.1 million) and Selling, general and administrative ($41.2 million).
(2)
Depreciation from manufacturing plants ($21.8 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($15.5 million) is included in Research and development; and all other depreciation and amortization ($204.7 million) is included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	Specialty Pharmaceuticals	HGT	All Other	Total
2008	$’M	$’M	$’M	$’M
Product sales	2,272.5	481.7	-	2,754.2
Royalties	1.5	-	244.0	245.5
Other revenues	8.2	4.0	10.3	22.5
Total revenues	2,282.2	485.7	254.3	3,022.2

Cost of product sales(1) (2)	329.0	58.9	20.1	408.0
Research and development(1) (2)	288.0	200.3	6.0	494.3
Selling, general and administrative(1) (2)	1,118.5	172.7	164.0	1,455.2
In-process R&D charge	-	263.1	-	263.1
Gain on sale of product rights	(20.7)	-	-	(20.7)
Integration and acquisition costs	-	-	10.3	10.3
Total operating expenses	1,714.8	695.0	200.4	2,610.2
Operating income/(loss)	567.4	(209.3)	53.9	412.0

Total assets	2,161.2	1,107.7	664.8	3,933.7
Long-lived assets(3)	192.2	263.5	82.1	537.8
Capital expenditure on long-lived assets(3)	54.1	169.5	30.6	254.2

(1)	Stock-based compensation of $65.2 million is included in: Cost of product sales ($3.9 million), Research and development ($18.9 million) and Selling, general and administrative ($42.4 million).
(2)
Depreciation from manufacturing plants ($16.2 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($12.5 million) is included in Research and development; and all other depreciation, amortization and intangible asset impairment charges ($271.9 million) are included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments).

	Specialty Pharmaceuticals	HGT	All Other	Total
2007	$’M	$’M	$’M	$’M
Product sales	1,844.5	325.7	-	2,170.2
Royalties	1.6	-	245.6	247.2
Other revenues	9.5	4.3	5.1	18.9
Total revenues	1,855.6	330.0	250.7	2,436.3

Cost of product sales(1) (2)	263.3	44.3	12.7	320.3
Research and development(1) (2)	331.1	213.5	-	544.6
Selling, general and administrative(1) (2)	895.5	125.0	190.1	1,210.6
In-process R&D charge	1,866.4	-	-	1,866.4
Gain on sale of product rights	(127.8)	-	-	(127.8)
Integration and acquisition costs	1.3	-	-	1.3
Total operating expenses	3,229.8	382.8	202.8	3,815.4
Operating (loss)/income	(1,374.2)	(52.8)	47.9	(1,379.1)

Total assets	2,394.5	586.6	1,349.0	4,330.1
Long-lived assets(3)	174.8	114.6	79.2	368.6
Capital expenditure on long-lived assets(3)	37.3	77.5	27.9	142.7

(1)	Stock-based compensation of $75.2 million is included in: Cost of product sales ($5.5 million), Research and development ($17.0 million) and Selling, general and administrative ($52.7 million).
(2)
Depreciation from manufacturing plants ($11.8 million) and amortization of favorable manufacturing contracts ($1.2 million) is included in Cost of product sales; depreciation of research and development assets ($11.3 million) is included in Research and development; and all other depreciation, amortization and intangible asset impairment charges ($137.1 million) are included in Selling, general and administrative.

(3)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments).

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2009	2008	2007
Year to December 31,	$’M	$’M	$’M
Ireland	19.5	17.8	16.2
United Kingdom	163.9	160.0	177.0
North America	2,141.3	2,299.6	1,798.2
Rest of World	683.0	544.8	444.9
Total revenues	3,007.7	3,022.2	2,436.3

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2009	2008
Year to December 31,	$’M	$’M
Ireland	0.7	1.0
United Kingdom	79.5	61.6
North America	593.5	468.6
Rest of World	6.9	6.6
Total	680.6	537.8

Material customers

In the periods set out below, certain customers, all within the Specialty Pharmaceuticals operating segment, accounted for greater than 10% of the Company’s total revenues:

	2009	2009	2008	2008	2007	2007
Year to December 31,	$’M	% revenue	$’M	% revenue	$’M	% revenue
Cardinal Health Inc.	797.0	27	888.7	29	666.1	27
McKesson Corp.	576.3	19	674.3	22	546.0	22

Amounts outstanding as at December 31, in respect of these material customers were as follows:

					2009	2008
December 31,					$’M	$’M
Cardinal Health Inc.					113.0	72.3
McKesson Corp.					82.9	69.6

Revenue by product

In the periods set out below, revenues by major product were as follows:

	2009	2008	2007
	$’M	$’M	$’M

Specialty Pharmaceuticals
ADDERALL XR	626.5	1,101.7	1,030.9
VYVANSE	504.7	318.9	76.5
DAYTRANA	71.0	78.7	64.2
EQUASYM	22.8	-	-
INTUNIV	5.4	-	-
PENTASA	214.8	185.5	176.4
LIALDA / MEZAVANT	235.9	140.4	50.5
FOSRENOL	184.4	155.4	102.2
CALCICHEW	43.7	52.8	54.2
CARBATROL	82.4	75.9	72.3
REMINYL/REMINYL XL	42.4	34.4	31.2
XAGRID	84.8	78.7	66.8
Other	19.4	50.1	119.3
	2,138.2	2,272.5	1,844.5

Human Genetic Therapies
ELAPRASE	353.1	305.1	181.8
REPLAGAL	193.8	176.1	143.9
FIRAZYR	6.1	0.5	-
VPRIV	2.5	-	-
	555.5	481.7	325.7

	2,693.7	2,754.2	2,170.2

27.           Interest expense

Interest expense for the years to December 31, 2009, 2008 and 2007 was $39.8 million, $139.0 million and $70.8 million respectively. Interest expense primarily includes interest on Shire’s convertible bond of $33.3 million (2008: $33.3 million; 2007: $18.3 million).

Interest expense for the year to December 31, 2008 included $87.3 million (2009: $nil and 2007: $28.0 million) in respect to the TKT appraisal rights litigation.  On November 5, 2008 Shire successfully settled all aspects of this litigation with all parties. Shire paid the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest. The Delaware Chancery Court approved dismissal of the case and Shire made payment to the dissenting shareholders on November 7, 2008. The settlement represented a total payment of $567.5 million, representing consideration at $37 per share of $419.9 million and an interest cost of $147.6 million.

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

Upon reaching agreement in principle with all the dissenting shareholders, the Company determined that settlement had become the probable manner through which the appraisal rights litigation would be resolved. Under current law, (although not applicable in this case because the merger was entered into before the relevant amendment to the law became effective) the court presumptively awarded interest in appraisal rights cases at a statutory rate that is 5 percentage points above the Federal Reserve discount rate (as it varies over the duration of the case). In connection with the settlement, the Company agreed to an interest rate that approximates to this statutory rate. Based on the settlement, the Company amended the method of determining its interest provision to reflect this revised manner of resolution and upon reaching settlement with the dissenting shareholders recorded an additional interest expense of $73.0 million in its consolidated financial statements for the year to December 31, 2008.

28.           Other income/(expenses), net

Year to December 31,	2009	2008	2007
	$’M	$’M	$’M

Impairment of non-current investments (see note 12)	(0.8)	(58.0)	(3.0)
GeneChem Funds management fee	-	1.9	3.6
Gain on sale of non-current investment (see note 12)	55.2	9.4	0.1
Gain on substantial modification of building finance obligation (see note 19)	5.7	-	-
Foreign exchange	2.3	14.1	(0.8)
Other	(1.7)	(0.3)	1.3

	60.7	(32.9)	1.2

29.           Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $27.9 million, $26.3 million and $22.3 million for the years to December 31, 2009, 2008 and 2007, respectively, and were charged to operations as they became payable.

30.           Taxation

The components of pre tax income/(loss) from continuing operations are as follows:

	2009	2008	2007
Year to December 31,	$’M	$’M	$’M
Republic of Ireland	(232.3)	(83.5)	(99.5)
UK	62.8	39.2	94.7
US	552.2	238.7	27.6
IPR&D	(1.6)	(263.1)	(1,866.4)
Other jurisdictions	261.9	334.3	445.5
	643.0	265.6	(1,398.1)

The provision/(benefit) for income taxes by location of the taxing jurisdiction for the years to December 31, consisted of the following:

Year to December 31,
	2009	2008	2007
	$’M	$’M	$’M
Current income taxes:
Republic of Ireland	-	-	0.2
US federal tax	154.3	12.0	84.5
US state and local taxes	14.4	6.4	4.9
UK corporation tax	-	0.3	20.3
Other	16.8	(10.8)	24.8
Total current taxes	185.5	7.9	134.7

Deferred taxes:
Republic of Ireland	(1.0)	(1.3)	9.1
US federal tax	(24.5)	75.2	(91.4)
US state and local taxes	(32.2)	(17.2)	(5.2)
UK corporation tax	6.1	29.8	14.4
Other	4.6	3.6	(6.1)
Total deferred taxes	(47.0)	90.1	(79.2)
Total income taxes(1)	138.5	98.0	55.5

(1) Total income taxes relate solely to continuing operations as there is no tax provision/(benefit) relating to discontinued operations for the years to December 31, 2009, 2008 or 2007.

The reconciliation of income/(loss) from continuing operations before income taxes, noncontrolling interests and equity in earnings of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2009	2008	2007
	$’M	$’M	$’M
Income/(loss) from continuing operations before income taxes and equity in earnings of equity method investees	643.0	265.6	(1,398.1)
Statutory tax rate(1) (2)	25.0%	25.0%	30.0%

Adjustments to derive effective rate:
Non-deductible items:
IPR&D	-	12.1%	(40.0%)
Other permanent differences:
US Research and development credit	(5.2%)	(9.1%)	2.0%
Effect of the convertible bond	2.0%	(5.0%)	0.5%
Intangible asset amortization(3)	0.1%	(6.5%)	1.5%
Disposals not subject to tax	-	-	2.2%
Intra-group items(4)	(11.8%)	6.2%	0.6%
Other permanent items	2.2%	1.4%	(0.2%)
Other items:
Change in valuation allowance	1.3%	12.4%	0.3%
Difference in taxation rates	8.5%	3.1%	1.3%
Change in provisions for uncertain tax positions	2.3%	1.9%	(2.7%)
Prior year adjustment	(2.7%)	(9.2%)	0.8%
Change in tax rates	1.9%	(0.2%)	(0.5%)
Other	(2.1%)	4.8%	0.2%
Provision for income taxes on continuing operations	21.5%	36.9%	(4.0%)

(1) In addition to being subject to the Irish Corporation tax rate of 25% (2007: UK Corporation tax rate of 30%), in 2009 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (19.5%); France (33.3%); Germany (15%); Italy (27.5%); Malta (35%); the Netherlands (25.5%); Spain (30%); Sweden (28%); Switzerland (8.5%); United Kingdom (28.5%) and the US (35%). The rates quoted represent the headline federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

(2) During 2008 Shire introduced a new holding company resident in the Republic of Ireland, as a result the reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings of equity method investees for the year to December 31, 2008 has been prepared using the Irish non-trading corporation tax rate of 25% which is the rate applicable to Shire plc. In 2007 the reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings of equity method investees was prepared using the UK corporation tax rate of 30%.

 (3) The permanent difference results from tax deductible amortization available following inter-company asset transfers for which the recognition of a deferred tax asset is prohibited.

(4) Intra-group items principally relate to the effect of inter-company dividends, capital receipts (either taxable or non-taxable) and other intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income/(loss) from continuing operations before income taxes, noncontrolling interests and equity in earnings of equity method investees.

Provisions for uncertain tax positions

The Company files income tax returns in the Republic of Ireland, the UK, the US (both federal and state) and various other jurisdictions (see footnote (1) to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 1999. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods from 1999; these tax audits cover a range of issues, including transfer pricing, potential restrictions on the utilization of net operating losses, potential taxation of overseas dividends and controlled foreign companies’ rules.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	$’M	$’M	$’M
Balance at January 1	228.7	292.2	234.4
Increases based on tax positions related to the current year	4.2	30.5	25.6
Reductions based on tax positions taken in the current year	(0.2)	-	(12.5)
Increases for tax positions taken in prior years	25.2	3.9	51.7
Reductions for tax positions taken in prior years(1)	(19.4)	(17.4)	(10.4)
Decreases resulting from settlements with the taxing authorities	(16.1)	(16.6)	-
Reductions as a result of expiration of the statute of limitations	-	(13.8)	(38.3)
Foreign currency translation adjustments(2)	31.6	(50.1)	41.7
Balance at December 31(3)	254.0	228.7	292.2

(1) Included within this amount is $nil (2008: increase of $3.2 million, 2007: a reduction of $4.0 million) which affected the purchase price allocation of New River
(2) Recognized within Other Comprehensive Income
(3) The full amount of which would affect the effective rate if recognized

The Company considers it reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2009 could decrease by approximately $17 million in the next twelve months as a result of the conclusion of audits currently being conducted by various tax authorities. While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however an estimate of such an increase cannot be made.

The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments have been offset against the income tax liability within the balance sheet but have not reduced the provision for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $21.3 million, $26.1 million and $18.0 million in interest and penalties and the Company had a liability of $111.5 million and $76.2 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2009	2008
	$’M	$’M
Deferred tax assets:
Deferred revenue	24.6	9.1
Inventory & warranty provisions	28.4	26.4
Losses carried forward (including tax credits)	278.5	295.0
Provisions for product returns and doubtful accounts	66.9	54.7
Restructuring	1.5	2.0
Intangible assets	17.8	17.7
Share-based compensation	45.0	38.7
Excess of tax value over book value of assets	26.4	8.7
Other	26.1	19.4
Gross deferred tax assets	515.2	471.7
Less: valuation allowance	(149.2)	(119.3)
	366.0	352.4
Deferred tax liabilities:
Intangible assets	(448.4)	(503.7)
Net deferred tax liabilities	(82.4)	(151.3)

Balance sheet classifications:
Deferred tax assets - current	135.8	89.5
Deferred tax assets - non-current	79.0	118.1
Deferred tax liabilities - current	(2.9)	(10.9)
Deferred tax liabilities - non-current	(294.3)	(348.0)
	(82.4)	(151.3)

During the year to December 31, 2009 the net deferred tax liability has decreased primarily as a result of: a reduction in deferred tax liabilities on intangible assets acquired through business combinations; the benefit of a change in the effective State tax rate following a change in Massachusetts state tax law on the net state deferred tax balances; and increases in the excess of tax over book value of assets following the capitalization of R&D payments for tax purposes.

At December 31, 2009, the Company had a valuation allowance of $149.2 million (2008: $119.3 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2009: $56.3 million, 2008 $42.0 million); the US (2009: $40.6 million, 2008: $65.5 million); Germany (2009: $24.2 million, 2008: $nil); and other foreign tax jurisdictions (2009: $28.1 million, 2008: $11.8 million).

The net increase in valuation allowances of $29.9 million is principally due to an increase of $40.2 million and $20.7 million in respect of losses and other temporary differences in European jurisdictions and US affiliates outside the Company’s US consolidated tax group, respectively, as the Company’s management considers that there is insufficient future taxable income, taxable temporary differences and feasible tax-planning strategies to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets would not be realized. This increase is partially offset by a decrease in valuation allowances relating to state tax credits and loss carry forwards of $31.2 million following Massachusetts state tax changes in 2009.

At December 31, 2009, based upon a consideration in combination of the profit history of the relevant affiliates, projections of future taxable income over the periods in which temporary differences are anticipated to reverse, any restrictions on uses of loss carryforwards and prudent and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances.

However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2009	2008
	$’M	$’M
US federal tax NOLs	31.2	-
US state tax NOLs	57.0	94.2
UK NOLs	103.3	114.0
Republic of Ireland NOLs	319.9	238.4
Foreign tax jurisdictions	168.4	88.7
R&D tax credits	124.6	208.1
Capital losses	-	27.3

The NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

		December 31,
		2009
		$’M
Within 1 year		10.1
Within 1 to 2 years		4.3
Within 2 to 3 years		2.9
Within 3 to 4 years		-
Within 4 to 5 years		0.3
Within 5 to 6 years		1.7
After 6 years		362.0
Indefinitely		423.1

At December 31, 2009 the Company had not recorded deferred taxes on approximately $6.2 billion (2008: $3.7 billion) of un-remitted earnings of the Company’s foreign subsidiaries. At December 31, 2009 these earnings are expected to be permanently reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings.

31.           Share-based compensation plans

The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee requisite service period. The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of operations:

	2009	2008	2007
	$’M	$’M	$’M
Cost of product sales	4.4	3.9	5.5
Research and development	20.1	18.9	17.0
Selling, general and administrative	41.2	42.4	52.7
Total	65.7	65.2	75.2
Less tax	(19.4)	(15.3)	(11.7)
	46.3	49.9	63.5
There were no capitalized share-based compensation costs at December 31, 2009 and 2008.

At December 31, 2009 $74.3 million (2008: $83.7 million) of total unrecognized compensation cost relating to non-vested awards, is expected to be recognized over a period of 5 years.

At December 31, 2009 $52.5 million (2008: $40.7 million) of total unrecognized compensation cost relating to non-vested in the money awards, is expected to be recognized over a weighted average period of 1.9 years (2008: 1.9 years). The total fair value of in the money share and share option awards at December 31, 2009 was $24.9 million (2008: $34.4 million).

Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARS”) and performance share awards over ordinary shares and ADSs to directors and employees under the Shire Portfolio Share Plan (Parts A and B).  Prior to 2005, awards were made under legacy plans.  The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2009:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period
Portfolio Share Plan - Part A	SARs	29,105,047	5 years	3 years, subject to performance criteria for executive directors only
Sharesave Scheme	Stock options	345,614	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	705,469	On vesting date	1 to 5 months
Legacy Plans	Stock options	4,226,803	7 to 10 years	3-10 years, subject to performance criteria
Stock-settled SARs and stock options		34,382,933
Portfolio Share Plan - Part B	Performance share awards	5,209,621	3 years	3 years, subject to performance criteria for executive directors only
Performance share awards		5,209,621
* Number of awards are stated in terms of ordinary share equivalents.

Stock settled SARs and stock options

(a)           Portfolio Share Plan – Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A are exercisable subject to certain market and service criteria.

In respect of any award made to executive directors market conditions will be based on relative total shareholder return. Vesting of awards made to executive directors will depend on relative total shareholder return performance against two comparator groups. For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Remuneration Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level are not subject to market conditions, and are only subject to service conditions.

Once awards have vested, participants will have until the fifth anniversary of the date of grant to exercise their awards.

(b)           Shire Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees. Employees may enter into three or five-year savings contracts. No performance conditions apply.

(c)           Shire Employee Stock Purchase Plan (Stock Purchase Plan)

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. Employees agree to save for a period up to 27 months. No performance conditions apply.

(d)           Legacy plans – Principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate.  At December 31, 2009 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2009 and of the related transactions during the periods then ended is presented below:

	Weighted average exercise price
Year to December 31, 2009	£	Number of	Intrinsic Value
		shares	£’ M
Outstanding as at beginning of period	8.27	35,462,015
Granted	9.10	8,385,348
Exercised	6.75	(6,944,361)
Expired	9.15	(2,520,069)
Outstanding as at end of period	8.72	34,382,933	30.7
Exercisable as at end of period	7.76	9,517,341	19.9

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2009 was £2.35.

SARs and stock options outstanding as at December 31, 2009 have the following characteristics:

Number of options outstanding	Exercise prices	Weighted Average Remaining Contractual term Years	Weighted average exercise price of options outstanding	Number of options exercisable	Weighted average exercise price of options exercisable
		£		£	£

2,670,782	3.38-6.00	4.6	5.2	2,670,782	5.2
28,829,467	6.01-11.00	2.9	9.4	6,157,905	8.3
2,882,684	11.01-14.30	2.7	12.0	688,654	12.6
34,382,933				9,517,341

Performance shares

Portfolio Share Plan – Part B

Performance share awards granted to executive directors under the Portfolio Share Plan – Part B are exercisable subject to certain market and service criteria. In respect of any award made to executive directors market conditions will be based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of performance shares will vest, rising on a straight-line basis to full vesting at upper quartile performance.

Awards granted to employees below executive director level are not subject to market conditions, and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2009 and of the related transactions during the periods then ended is presented below:

Performance share awards	Number of shares	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	3,232,727
Granted	2,749,533
Exercised	(588,233)
Expired	(184,406)
Outstanding as at end of period	5,209,621	50.4	1.6
Exercisable as at end of period	-	N/A	N/A

The weighted-average grant date fair value of performance share awards granted in the year to December 31, 2009 is £8.83.

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2009, 2008 and 2007 were $43.8 million, $23.8 million and $67.9 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2009, 2008 and 2007 was approximately $14.6 million, $11.4 million and $30.4 million, respectively. In connection with these exercises, the excess tax benefit/(deficit) credited/(charged) to additional paid-in capital for the period to December 31, 2009, 2008 and 2007 was $16.8 million credit, $3.8 million charge and $nil respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in an ESOT. The number of shares to be purchased by the ESOT during 2010 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2009 the ESOT held 5.8 million ordinary shares and 4.0 million ADSs.

Valuation methodologies

The Company estimates the fair value of its share-based awards using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share–based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under guidance issued by the FASB on share based payment transactions.

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2009	2008	2007
Risk-free interest rate(1)	0.5-2.7%	1.3-5.3%	3.4-5.35%
Expected dividend yield	0-0.7%	0-0.5%	0-0.5%
Expected life	3-4 years	3-4 years	3-4 years
Weighted average volatility	33%	29%	27%
Forfeiture rate	5%	5%	5%
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

•	expected dividend yield – measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life – estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behaviour;

•
weighted average expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

32.           Restatement of previously issued financial statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company’s management determined that its non-current deferred tax liabilities were overstated by $29 million, following a misstatement in computing the temporary difference between the tax and book value of its other intangible assets. The Company has corrected this misstatement by restating its previously issued financial statements for the years ended December 31, 2008 and 2007.

This prior period adjustment does not affect the Company’s net income/(loss) or earnings per share for the years ended December 31, 2008 and 2007. The effect of correcting this misstatement has increased retained earnings at January 1, 2007 by $29 million and has reduced non-current deferred tax liabilities by a corresponding amount. The restatement does not affect the Company’s net income/(loss) or cash flows in either of the years to December 31, 2008 or 2007.

Quarterly results of operations (unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2009 and 2008:

2009	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	817.8		629.7		667.0		893.3
Operating income	225.8		34.7		91.8		267.8
Net income attributable to Shire plc	213.6		44.1		59.6		174.3

Earnings per share - basic	39.6	c	8.2	c	11.0	c	32.1	c
Earnings per share - diluted	38.5	c	8.1	c	10.9	c	31.2	c

2008	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M
Total revenues	702.2		775.6		778.6		765.8
Operating income/(loss)	163.0		(67.3)		122.9		193.4
Net income/(loss) attributable to Shire plc	128.6		(79.0)		(34.9)		141.3

Earnings per share - basic	23.6	c	(14.6c	)	(6.5c	)	26.2	c
Earnings per share - diluted	22.7	c	(14.6c	)	(6.5c	)	26.0	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Lloyds TSB Offshore Trust Company Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as of December 31, 2009 and 2008 and the related statements of income, statements of changes in equity and statements of cash flows for the year ended December 31, 2009 and the period from August 29, 2008 to December 31, 2008. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Trust’s internal control over financial reporting. Accordingly, we express no such separate opinion. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2009 and 2008, and the results of its operations and cash flows for the year to December 31, 2009 and the period from August 29, 2008 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE LLP

London, United Kingdom

February 26, 2010

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2009 $’M	December 31, 2008 $’M
ASSETS

Total assets		-	-
LIABILITIES AND EQUITY

Total liabilities		-	-
Equity:
Capital account		-	-
Total equity		-	-
Total liabilities and equity		-	-

The notes on pages F-77 to F-78 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

	Notes	Year to December 31, 2009 $’M	Period to December 31, 2008 $’M
Dividend income		45.9	7.2
Net income		45.9	7.2

The notes on page F-77 to F-78 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

	Capital account $’M	Revenue account $’M	Total equity $’M
At December 31, 2007	-	-	-

Net income for the period	-	7.2	7.2

Distributions made	-	(7.2)	(7.2)
At December 31, 2008	-	-	-

Net income for the period	-	45.9	45.9

Distributions made	-	(45.9)	(45.9)
As at December 31, 2009	-	-	-

The notes on page F-77 to F-78 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

	Notes	Year to December 31, 2009 $’M	Period to December 31, 2008 $’M
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income		45.9	7.2
Net cash provided from operating activities(A )		45.9	7.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities(B)		-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made		(45.9)	(7.2)
Net cash used in financing activities(C)		(45.9)	(7.2)
Net increase in cash and cash equivalents (A+B+C)		-	-
Cash and cash equivalents at beginning of period		-	-
Cash and cash equivalents at end of period		-	-

The notes on page F-77 to F-78 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

(a)	The Trust

The Shire Income Access Share Trust (the “Trust”) was established on August 29, 2008 by Shire Biopharmaceuticals Holdings (formerly Shire plc) (“Old Shire”). The Trust is governed by the applicable laws of England and Wales and is resident in Jersey. The Trustee of the Trust is Lloyds TSB Offshore Trust Company Limited, 25 New Street, St Helier, Jersey, JE4 8RG.

The Trust was established as part of the Income Access Share mechanism, as outlined in ITEM 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K of Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”.

(b)	Basis of preparation

The financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the (“US GAAP”). The financial statements have been prepared under the historical cost convention.

The preparation of financial statements in conformity with US GAAP requires the use of certain accounting estimates. It also requires management to exercise its judgement in the process of applying the Trust’s accounting policies. Actual results may differ from these estimates.

The results of operations, and the financial position and cash flows of the Trust are also consolidated in the Company’s financial statements, as contained on pages F-75 to F-76.

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

Interim dividends declared on the Income Access Share are recognised on a paid basis unless the dividend has been confirmed by a general meeting of Shire, in which case income is recognised on the record date of the dividend by Shire on its ordinary shares.

(d)	Capital account

The Capital account is represented by the Income Access Share of 5 pence settled in the Trust by Old Shire.

(e)	Distributions made

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2009. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by cheques. To the extent that cheques expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)	Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II - Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2009 :
Accrued rebates – Medicaid and Health Maintenance Organizations (“HMOs”)	222.5	630.8	(511.7)	341.6
Sales returns reserve	47.1	41.4	(25.8)	62.7
Accrued coupons	4.0	38.6	(38.3)	3.8
	273.6	710.8	(576.3)	408.1

2008 :
Accrued rebates – Medicaid and HMOs	146.6	396.9	(321.0)	222.5
Sales returns reserve	39.5	38.2	(30.6)	47.1
Accrued coupons	9.0	32.5	(37.5)	4.0
	195.1	467.6	(389.1)	273.6

2007 :
Accrued rebates – Medicaid and HMOs	126.4	263.5	(243.3)	146.6
Sales returns reserve	36.5	46.0	(43.0)	39.5
Accrued coupons	13.0	50.2	(54.2)	9.0
	175.9	359.7	(340.5)	195.1

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

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC

(the “Registrant”)

Date: February 26, 2010

By: /s/ Angus Russell

Angus Russell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Matthew Emmens MATTHEW EMMENS	Non-Executive Chairman	February 26, 2010
/s/ Angus Russell ANGUS RUSSELL	Chief Executive Officer	February 26, 2010
/s/ Graham Hetherington GRAHAM HETHERINGTON	Chief Financial Officer and Principal Accounting Officer	February 26, 2010
/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 26, 2010
/s/ Patrick Langlois PATRICK LANGLOIS	Non-Executive Director	February 26, 2010
/s/ Kate Nealon KATE NEALON	Non-Executive Director	February 26, 2010
/s/ Jeffrey Leiden JEFFREY LEIDEN	Non-Executive Director	February 26, 2010
/s/ David Stout DAVID STOUT	Non-Executive Director	February 26, 2010

EXHIBITS

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)
2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)
2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)
3.01	Form of Amended Memorandum and Articles of Association of Shire plc as adopted by special resolution passed on April 10, 2008 and amended by special resolution on September 24, 2008.(4)
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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)
10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)
10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)
10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)
10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)
10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)
10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)
10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)
10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)
10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)
10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)
10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)
10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)
10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)
10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)
10.26	Amendment of the Service Agreement of A.C. Russell dated January 15, 2010.
21	List of Subsidiaries. (35)
31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.
31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.
32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

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