Form 10-Q
period 2010-03-31
Shire plc
filed 2010-05-06
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010

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

As at April 28, 2010 the number of outstanding ordinary shares of the Registrant was 562,110,523.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of research, development, approval, reimbursement, manufacturing and commercialization of the Company’s Specialty Pharmaceutical and Human Genetic Therapies products, as well as the ability to secure new products for commercialization and/or development; government regulation of the Company’s products; the Company’s ability to manufacture its products in sufficient quantities to meet demand; the impact of competitive therapies on the Company’s products; the Company’s ability to register, maintain and enforce patents and other intellectual property rights relating to its products; the Company’s ability to obtain and maintain government and other third-party reimbursement for its products; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

ADDERALL XR® (mixed salts of a single entity amphetamine)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
DAYTRANA® (methylphenidate transdermal system)
ELAPRASE® (idursulfase)
EQUASYM® IR (methylphenidate hydrochloride)
EQUASYM® XL (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV™ (guanfacine extended release)
JUVISTA®
LIALDA® (mesalamine)
MEZAVANT® (mesalazine)
PENTASA® (trademark of Ferring A/S Corp (“Ferring”))
RAZADYNE® (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER (trademark of J & J)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J & J, excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J & J, excluding UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
VYVANSE® (lisdexamfetamine dimesylate)
VPRIVTM (velaglucerase alfa)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions of US dollars, except share data)
		March 31,	December 31,
		2010	2009
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		657.5	498.9
Restricted cash		26.8	33.1
Accounts receivable, net	5	620.7	597.5
Inventories	6	215.6	189.7
Deferred tax asset		114.1	135.8
Prepaid expenses and other current assets	7	131.0	115.2
Total current assets		1,765.7	1,570.2

Non-current assets:
Investments	8	109.6	105.7
Property, plant and equipment, net		668.5	676.8
Goodwill		373.2	384.7
Other intangible assets, net	9	1,729.6	1,790.7
Deferred tax asset		80.9	79.0
Other non-current assets		11.2	10.4
Total assets		4,738.7	4,617.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	929.2	929.1
Deferred tax liability		3.3	2.9
Other current liabilities	11	36.5	88.0
Total current liabilities		969.0	1,020.0

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long-term debt		43.7	43.6
Deferred tax liability		321.3	294.3
Other non-current liabilities	12	247.7	247.1
Total liabilities		2,681.7	2,705.0
Commitments and contingencies	13

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)
(In millions of US dollars, except share data)

		March 31,	December 31,
		2010	2009
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.1 million shares issued and outstanding (2009: 1,000 million shares authorized; and 561.5 million shares issued and outstanding)		55.6	55.6
Additional paid-in capital		2,697.9	2,677.6
Treasury stock: 15.7 million shares (2009: 17.8 million shares)		(311.8)	(347.4)
Accumulated other comprehensive income		107.3	149.1
Accumulated deficit		(492.0)	(622.4)
Total equity		2,057.0	1,912.5
Total liabilities and equity		4,738.7	4,617.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In millions of US dollars, except share and per share data)

3 months to March 31,		2010	2009
	Notes	$’M	$’M
Revenues:
Product sales		718.2	756.0
Royalties		95.3	50.6
Other revenues		2.7	11.2
Total revenues		816.2	817.8
Costs and expenses:
Cost of product sales (1)		101.9	83.6
Research and development		131.0	185.9
Selling, general and administrative (1)		359.9	318.9
Reorganization costs	4	5.0	2.2
Integration and acquisition costs		0.6	1.4
Total operating expenses		598.4	592.0

Operating income		217.8	225.8

Interest income		0.4	0.6
Interest expense		(9.0)	(11.0)
Other income, net		10.8	50.3
Total other income, net		2.2	39.9
Income from continuing operations before income taxes and equity in losses of equity method investees		220.0	265.7
Income taxes		(53.6)	(49.5)
Equity in losses of equity method investees, net of taxes		(0.5)	(0.1)
Income from continuing operations, net of taxes		165.9	216.1

Loss from discontinued operations (net of income tax expense of $nil and $nil respectively)		-	(2.6)
Net income		165.9	213.5

Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	0.1
Net income attributable to Shire plc		165.9	213.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for three months to March 31, 2010 (2009: $0.4 million). Selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $34.6 million for the three months to March 31, 2010 (2009: $32.5 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)
(In millions of US dollars, except share and per share data)

3 months to March 31,	Notes	2010		2009
Earning per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders		30.5	c	40.1	c

Loss from discontinued operations attributable to Shire plc shareholders		-		(0.5c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic		30.5	c	39.6	c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders		29.7	c	38.9	c

Loss from discontinued operations attributable to Shire plc shareholders		-		(0.4c	)
Earnings per ordinary share attributable to Shire plc shareholders - diluted		29.7	c	38.5	c

Weighted average number of shares (millions):
Basic	16	543.9		539.2
Diluted	16	586.1		577.2

3 months to March 31,	2010	2009
	$’M	$’M
Amounts attributable to Shire plc

Income from continuing operations, net of taxes	165.9	216.2
Loss from discontinued operations, net of taxes	-	(2.6)
Net income attributable to Shire plc	165.9	213.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5
Net income	-	-	-	-	-	165.9	165.9
Foreign currency translation	-	-	-	-	(35.1)	-	(35.1)
Options exercised	-	0.6	1.4	-	-	-	1.4
Share-based compensation	-	-	14.1	-	-	-	14.1

Excess tax benefit associated with exercise of stock options	-	-	4.8	-	-	-	4.8

Shares released by Employee Share Ownership Trust ("ESOT") to satisfy exercise of stock options	-	-	-	35.6	-	(35.5)	0.1

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(6.7)	-	(6.7)
As at March 31, 2010	55.6	562.1	2,697.9	(311.8)	107.3	(492.0)	2,057.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of US dollars)

3 months to March 31,	2010	2009
	$'M	$'M

Net income	165.9	213.5
Other comprehensive income:
Foreign currency translation adjustments	(35.1)	13.8
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $1.6 million and $nil)	(6.7)	0.6
Comprehensive income	124.1	227.9
Add: net loss attributable to the noncontrolling interest in subsidiaries	-	0.1
Comprehensive income attributable to Shire plc	124.1	228.0

The components of accumulated other comprehensive income as at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	$’M	$’M
Foreign currency translation adjustments	101.6	136.7
Unrealized holding gain on available-for-sale securities, net of taxes	5.7	12.4
Accumulated other comprehensive income	107.3	149.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

3 months to March 31,	2010	2009
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	165.9	213.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	2.6
Depreciation and amortization	64.3	55.3
Share based compensation	14.1	15.8
Gain on sale of non-current investments	(11.1)	(55.2)
Other	5.2	3.3
Movement in deferred taxes	52.2	33.7
Equity in losses of equity method investees	0.5	0.1

Changes in operating assets and liabilities:
Increase in accounts receivable	(10.8)	(151.0)
Increase in sales deduction accrual	64.9	121.9
Increase in inventory	(24.2)	(9.5)
Increase in prepayments and other current assets	(18.1)	(12.3)
(Increase)/decrease in other assets	(0.6)	3.4
Decrease in accounts and notes payable and other liabilities	(116.1)	(39.8)
Returns on investment from joint venture	-	4.9
Cash flows used in discontinued operations	-	(2.6)
Net cash provided by operating activities (A)	186.2	184.1

CASH FLOWS FROM INVESTING ACTIVITIES
Movements in restricted cash	6.3	(6.9)
Purchases of subsidiary undertakings and businesses, net of cash acquired	-	(74.1)
Purchases of property, plant and equipment	(43.6)	(42.0)
Purchases of intangible assets	-	(6.0)
Proceeds from disposal of non-current investments	2.0	19.2
Proceeds from disposal of property, plant and equipment	0.1	0.4
Returns from equity investments	-	0.2
Net cash used in investing activities (B)	(35.2)	(109.2)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions of US dollars)

3 months to March 31,	2010	2009
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building financing obligation	(0.7)	(0.7)
Excess tax benefit associated with exercise of stock options	4.8	-
Proceeds from exercise of options	1.5	0.1
Net cash provided by/(used in) financing activities(C)	5.6	(0.6)
Effect of foreign exchange rate changes on cash
and cash equivalents (D)	2.0	(1.4)
Net increase in cash and cash equivalents (A+B+C+D)	158.6	72.9
Cash and cash equivalents at beginning of period	498.9	218.2
Cash and cash equivalents at end of period	657.5	291.1

Supplemental information associated with continuing
operations:

3 months to March 31,	2010	2009
	$’M	$’M

Interest paid	(0.7)	(1.7)
Income taxes paid	(89.7)	(50.4)

Non cash activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	9.1	50.8
Building financing obligation	-	8.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.    Summary of Significant Accounting Policies

(a)   Basis of preparation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or “the Company”) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for interim reporting.

The December 31, 2009 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2009.

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

(b)   Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes and provisions for litigation and legal proceedings.

(c)   New accounting pronouncements

Adopted during the period

Amendments to the Accounting and Disclosure Requirements for the Consolidation of Variable Interest Entities

On January 1, 2010 the Company adopted new guidance issued by the Financial Accounting Standard Board (“FASB”) on the consolidation of variable interest entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

The effective date of these amendments has been deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

Accounting for Transfers of Financial Assets

On January 1, 2010 the Company adopted new guidance issued by the FASB on the accounting for transfers of financial assets. This guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Improving Disclosures about Fair Value Measurements
On January 1, 2010 the Company adopted new guidance issued by the FASB requiring new disclosures for amounts transferred in and out of Levels 1 and 2 and for activity in Level 3 of the hierarchy for fair value measurements.  The guidance also clarifies existing fair value measurement disclosures in respect of the level of disaggregation and disclosures about inputs and valuation techniques.  This guidance is effective for Shire from January 1, 2010, except for the additional disclosures about activity in Level 3 of the hierarchy for fair value measurements, which is effective from January 1, 2011 and for interim periods within that year.  The adoption of the guidance did not impact the Company’s disclosure on fair value measurement.

To be adopted in future periods

Revenue Recognition in Multiple Deliverable Revenue Arrangements

In September 2009, the FASB issued guidance on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The guidance will eliminate the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It will also significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. It will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting this guidance.

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades.  This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The guidance will be effective for fiscal years beginning on or after December 15, 2010.  The Company is currently evaluating the impact of adopting this guidance.

Milestone Method of Revenue Recognition

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance clarifies that: consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive; milestones should be considered substantive in their entirety and may not be bifurcated; an arrangement may contain both substantive and nonsubstantive milestones; and each milestone should be evaluated individually to determine if it is substantive. The guidance will be effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

2.    Business combinations

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, which may become payable in 2010 and 2011 if certain sales targets are met. This acquisition broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL was accounted for as a business combination. The purchase price was allocated to the currently marketed products acquired ($73.0 million), IPR&D ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million).

3.    Termination of Duramed Pharmaceuticals, Inc. (“Duramed”) collaboration agreement

In August 2006, Shire and Duramed, a subsidiary of Teva Pharmaceutical Industries Ltd, (“Teva”) entered into an agreement related to SEASONIQUE, a number of products using Duramed’s transvaginal ring technology and other oral products (the “Collaboration Products”).

On February 24, 2009 Shire and Duramed amended this agreement such that it terminated on December 31, 2009. Pursuant to this amendment, Shire returned to Duramed its rights under the agreement effective February 24, 2009 and charged contract termination costs totaling $65.0 million to research and development in the three months to March 31, 2009.  All contract termination costs have been paid by March 31, 2010.

	Opening liability at January 1, 2010	Amount paid	Closing liability at March 31, 2010
	$’M	$’M	$’M

Contract termination costs	10.0	(10.0)	-

4.    Reorganization costs

Establishment of Swiss Commercial Hub

In the three months to March 31, 2010, the Company initiated plans to relocate certain commercial and R&D operations to Switzerland over the next two years, and incurred reorganization costs totaling $1.6 million during the period.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close the Company’s Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the three months to March 31, 2010 the Company incurred reorganization costs of $3.4 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $16.1 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility, and in the three months to March 31, 2010 incurred accelerated depreciation of $6.1 million, which has been charged to Cost of product sales. Consequently, the Company estimates an annual accelerated depreciation charge, over the level which would have been charged absent the wind down of operations, of $16.9 million in 2010. The reorganization costs and accelerated depreciation have been recorded within the Specialty Pharmaceuticals reportable segment.

Jerini non-core operations

In the second quarter of 2009 the operations of Jerini Ophthalmic, Inc, (“JOI”) and certain other non-core pre-clinical operations acquired through the acquisition of Jerini AG (“Jerini”) were closed down, and the Company recorded a closure costs liability of $9.1 million, relating to employee involuntary termination benefits and other closure costs. At March 31, 2010 a liability of $1.6 million remained for these closure costs.

The liability for reorganization costs arising on the establishment of the Swiss commercial hub, transfer of manufacturing from Owings Mills and the Jerini closure at March 31, 2010 is as follows:

	Opening liability	Amount		Closing
	at January 1,	charged to re-		liability at
	2010	organization	Paid/Utilized	March 31, 2010
	$'M	$'M	$'M	$'M

Involuntary termination benefits	4.1	2.1	(0.5)	5.7
Contract termination costs	2.8	-	(1.2)	1.6
Other termination costs	-	2.9	(1.3)	1.6
	6.9	5.0	(3.0)	8.9

At March 31, 2010 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($4.1 million) and other non-current liabilities ($4.8 million).

5.    Accounts receivable, net

Accounts receivable at March 31, 2010 of $620.7 million (December 31, 2009: $597.5 million), are stated net of a provision for discounts and doubtful accounts of $20.1 million (December 31, 2009: $20.8 million).

Provision for discounts and doubtful accounts:

	2010	2009
	$’M	$’M
As at January 1,	20.8	20.2
Provision charged to operations	39.5	32.5
Provision utilization	(40.2)	(25.8)
As at March 31,	20.1	26.9

At March 31, 2010 accounts receivable included $93.2 million (December 31, 2009: $92.4 million) of receivables related to royalty income.

6.    Inventories

Inventories are stated at the lower of cost or market value and comprise:

	March 31,	December 31,
	2010	2009
	$’M	$’M
Finished goods	68.5	50.9
Work-in-progress	102.9	102.1
Raw materials	44.2	36.7
	215.6	189.7

At March 31, 2010 inventories included $nil (December 31, 2009: $18.8 million) for products which have not yet received regulatory approval. Pre-approval inventories at December 31, 2009 related to VPRIV, which was granted marketing approval by the US Food and Drug Administration (“FDA”) on February 26, 2010.

7.    Prepaid expenses and other current assets

	March 31,	December 31,
	2010	2009
	$’M	$’M
Prepaid expenses	42.6	44.9
Income tax receivable	41.1	-
Value added taxes receivable	21.4	37.3
Other current assets	25.9	33.0
	131.0	115.2

8.    Investments

On March 12, 2009 the Company completed the disposal of its investment in Virochem Pharma Inc. (“Virochem”) to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. In 2009 Shire received consideration of $19.2 million in cash and two million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain of $55.2 million in the three months to March 31, 2009.

In the three months to March 31, 2010 the Company received further consideration of $2.0 million in cash and 0.2 million Vertex shares (valued at $9.1 million), which had been held in escrow until certain conditions expired in March 2010. The Company recognized an additional gain on disposal of $11.1 million in the three months to March 31, 2010.

The Vertex stock received has been accounted for as an available-for-sale investment.

9.    Other intangible assets, net

	March 31,	December 31,
	2010	2009
	$’M	$’M
Intellectual property rights acquired
Currently marketed products	2,330.1	2,351.6
IPR&D	6.1	6.1
Favorable manufacturing contracts	8.7	8.7
	2,344.9	2,366.4

Less: Accumulated amortization	(615.3)	(575.7)
	1,729.6	1,790.7

At March 31, 2010 the net book value of intangible assets allocated to the Specialty Pharmaceuticals segment was $1,201.6 million (December 31, 2009: $1,238.0 million) and in the Human Genetics Therapies (“HGT”) segment was $528.0 million (December 31, 2009: $552.7 million).

The change in the net book value of other intangible assets for the three months to March 31, 2010 is shown in the table below:

Other intangible
assets
$’M

As at January 1, 2010	1,790.7
Acquisitions	2.7
Amortization charged	(35.0)
Foreign currency translation	(28.8)
As at March 31, 2010	1,729.6

The weighted average amortization period for acquired currently marketed products is 10 years.

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that they may not be recoverable. During the first quarter of 2010, as a result of continuing release liner removal specification concerns, the Company reviewed the recoverability of its DAYTRANA intangible asset, (carrying value $105 million), and based on estimates and intentions at March 31, 2010 the Company determined that its DAYTRANA intangible asset remained recoverable. However, it is reasonably possible that changes to circumstances, estimates or intentions existing at March 31, 2010 could result in impairment of the DAYTRANA intangible asset in future periods.

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2010 will be approximately $140 million for each of the five years to March 31, 2015. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

10.  Accounts payable and accrued expenses

	March 31,	December 31,
	2010	2009
	$’M	$’M
Trade accounts payable and accrued purchases	149.7	170.6
Accrued rebates – Medicaid	246.4	188.2
Accrued rebates – Managed care	158.9	153.4
Sales return reserve	63.9	62.7
Accrued bonuses	30.8	66.8
Accrued employee compensation and benefits payable	58.2	42.6
Research and development accruals	40.3	53.1
Marketing accruals	34.5	31.5
Deferred revenue	34.3	52.2
Other accrued expenses	112.2	108.0
	929.2	929.1

11.  Other current liabilities

	March 31,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	-	46.7
Value added taxes	8.8	10.3
Other accrued liabilities	27.7	31.0
	36.5	88.0

12.  Other non-current liabilities

	March 31,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	170.0	170.4
Deferred revenue	17.1	20.0
Deferred rent	14.2	14.5
Insurance provisions	20.8	18.3
Other accrued liabilities	25.6	23.9
	247.7	247.1

13.  Commitments and contingencies

(a)   Leases

Future minimum lease payments under operating leases at March 31, 2010 are presented below:
Operating
leases
$’M
2010	24.0
2011	30.4
2012	18.3
2013	17.0
2014	16.9
2015	16.1
Thereafter	57.6
180.3

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2027. Lease and rental expense amounted to $8.6 million and $8.5 million for the three months to March 31, 2010 and 2009 respectively, which is predominately included in Selling, general and administrative expenses in the consolidated statements of income.

(b)   Letters of credit and guarantees

At March 31, 2010 the Company had irrevocable standby letters of credit and guarantees with various banks totalling $16.0 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.8 million, as required by these letters of credit.

(c)   Collaborative arrangements

Details of significant collaborative arrangements are included below:

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

Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical Lead Candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(ii)   JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery, outside of the EU. On March 1, 2010, the license agreement was revised.

In the revised license agreement, the rights to sell JUVISTA in all territories outside the USA, Mexico and Canada were returned to Renovo. Milestone and royalty obligations remain unchanged from the original agreement except that Shire will pay Renovo an additional $5 million milestone if Shire elects to commence a clinical trial following Shire’s review of the clinical trial report from Renovo’s first EU Phase 3 clinical trial. Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Under the revised agreement, each party is responsible for its own development costs but future development costs can be shared by agreement. Each party has free-of-charge access to the other party’s data to support regulatory filings in their respective territories. In the three months to March 31, 2010 Shire made a payment to Renovo of $3.2 million (In the three months to March 31, 2009: $nil), being the final payment under the terms of the original license agreement.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the three months to March 31, 2010 Shire received milestone payments totaling $nil (2009: $4.0 million). In the three months to March 31, 2010 Shire recognized milestone income of $0.7 million (2009: $1.8 million) within Other revenues and $12.8 million (2009: $5.7 million) within Product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

On March 31, 2009 Shire announced a three-year co-promotion agreement with GSK for VYVANSE in the US with the aim of improving recognition and treatment of ADHD in adults. The agreement is based on profit sharing above an agreed upon baseline and these profit share payments will be included within Selling, general and administrative costs.

(d)   Commitments

(i)    Clinical testing

At March 31, 2010 the Company had committed to pay approximately $145.7 million (December 31, 2009: $183.9 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $80.9 million of these commitments in the remainder of 2010 (December 31, 2009: $104.1 million in 2010), however the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)   Contract manufacturing

At March 31, 2010 the Company had committed to pay approximately $98.8 million (December 31, 2009: $152.3 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in the remainder of 2010 (December 31, 2009: $77.3 million in 2010).

(iii)  Other purchasing commitments

At March 31, 2010 the Company had committed to pay approximately $59.0 million (December 31, 2009: $22.9 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $53.7 million of these commitments in the remainder of 2010 (December 31, 2009: $21.0 million in 2010).

(iv)  Investment commitments

At March 31, 2010 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.6 million (December 31, 2009: $5.4 million) which may all be payable in the remainder of 2010, depending on the timing of capital calls.

(v)   Capital commitments

At March 31, 2010 the Company had committed to spend $16.5 million (December 31, 2009: $41.4 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at its HGT campus in Lexington, Massachusetts.

(e)  Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At March 31, 2010 provisions for litigation losses, insurance claims and other disputes totaled $22.4 million (December 31, 2009: $20.1 million).

Specific

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC (“Actavis”) brought a lawsuit in the US District Court for the District of Columbia (the “District Court”) against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire has intervened in the lawsuit. On October 23, 2009, following a period for public comment, the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.  A hearing on cross-motions for summary judgment was held on

February 17, 2010. On March 4, 2010 the District Court upheld the FDA’s decision that VYVANSE is entitled to 5-year market exclusivity and confirmed that the FDA’s actions complied with federal administrative law standards as a reasonable exercise of the agency’s scientific expertise.  Actavis has appealed the District Court’s ruling to the US Court of Appeals for the DC Circuit.  No hearing date has been set.

FOSRENOL

In February 2009 Shire was notified that three separate abbreviated new drug applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr; Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively “Mylan”); and Natco Pharma Limited (“Natco”). Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. The lawsuits have been consolidated into a single case. A Markman hearing is scheduled to occur on June 17, 2010.  No trial date has been set.

INTUNIV

On March 16, April 5, and April 26, 2010 Shire received Paragraph IV Notice Letters from Teva, Actavis, and Anchen Pharmaceuticals Inc. (“Anchen”), respectively, advising of the filing of ANDAs for generic versions of Shire’s 1mg, 2mg, 3mg, and 4mg guanfacine hydrochloride extended release tablets, INTUNIV. INTUNIV is protected by three FDA Orange Book listed patents. The three patents expire in 2015, 2020 and 2022, respectively. Teva’s Paragraph IV Notice Letter was only directed to the patents expiring in 2020 and 2022.  On April 22 Shire filed a lawsuit against Teva in the US District Court for the District of Delaware for the infringement of these patents. Actavis’s and Anchen’s Paragraph IV Notice Letters were directed to all three Orange Book listed patents. Shire is currently reviewing the details of Actavis’s and Anchen’s Paragraph IV Notice Letters.

CARBATROL

On March 10, 2010, Shire settled the lawsuit with Nostrum Pharmaceuticals, Inc. (“Nostrum”) relating to their ANDAs seeking approval to market generic versions of 100mg, 200mg and 300mg strengths of CARBATROL. No payments to Nostrum are involved in the settlement. As required by law, the Company has submitted to the US Federal Trade Commission and the US Department of Justice all of the agreements entered into as part of this settlement.

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

REPLAGAL

On April 14, 2010 Mt. Sinai School of Medicine of New York University sought to initiate lawsuits in Sweden and Germany alleging that Shire’s enzyme replacement therapy for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010. Mt. Sinai is seeking an injunction against the use of REPLAGAL in these jurisdictions until expiration of the patent on November 30, 2013. Shire will defend its right to commercialize REPLAGAL in these countries and will vigorously oppose the validity of this patent.

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

14.  Derivative instruments

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2010 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire plc’s $1,100 million in principal amount convertible bonds due 2014. The building financing obligation of $46.8 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

No derivative instruments were entered into during the three months to March 31, 2010 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at March 31, 2010 the Company has $109.6 million of investments comprising available-for-sale investments in publicly quoted companies ($90.9 million), equity method investments ($14.8 million) and cost method investments in private companies ($3.9 million). The investments in public quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable (from product sales and from third parties from which the Company receives royalties) and derivative contracts. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard & Poor’s and by Moody’s credit rating agencies.

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

At March 31, 2010 the Company had 20 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

		Fair value	Fair value
		March 31,	December 31,
		2010	2009
		$’M	$’M
Assets	Prepaid expenses and other current assets	4.7	5.4
Liabilities	Other current liabilities	1.4	1.2

Net gains and losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain recognized in income	Amount of net gain recognized in income
Three months to		March 31,	March 31,
		2010	2009
		$’M	$’M
Foreign exchange contracts	Other income, net	18.2	30.9

These net foreign exchange gains are offset within Other income, net by net foreign exchange losses arising on the balance sheet items that these contracts were put in place to manage.

15.  Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	90.9	90.9	90.9	-	-
Foreign exchange contracts	4.7	4.7	-	4.7	-

Financial liabilities:
Foreign exchange contracts	1.4	1.4	-	1.4	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.

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
•
Foreign exchange contracts – the fair values of the swap and forward foreign exchange contracts have been determined using an income approach based on current market expectations about the future cash flows.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at March 31, 2010 and December 31, 2009 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial assets:
Option over Avexa shares	-	0.1	-	0.1

Financial liabilities:
Convertible bonds	1,100.0	1,098.0	1,100.0	1,067.0
Building financing obligation	46.8	47.8	46.7	47.3

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

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Option over Avexa shares - the fair values of the Avexa shares are based on quoted market prices for the shares.

•
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

16.  Earnings per share

The following table reconciles net income attributable to Shire plc and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,
	2010	2009
Amounts attributable to Shire plc shareholders	$’M	$’M
Numerator for basic earnings per share	165.9	213.6
Interest on convertible bonds, net of tax	8.4	8.4
Numerator for diluted earnings per share	174.3	222.0

Weighted average number of shares:
	Millions	Millions
Basic(1)	543.9	539.2
Effect of dilutive shares:
Stock based awards to employees(2)	9.0	5.3
Convertible bonds 2.75% due 2014(3)	33.2	32.7
Diluted	586.1	577.2

(1)    Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(2)    Calculated using the treasury stock method.
(3)    Calculated using the “if-converted” method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:
	2010 (1)	2009 (1)
	No. of shares	No. of shares
	Millions	Millions
Share options out of the money	16.1	16.6

(1)
In the three months to March 31, 2010 and 2009 certain stock options have been excluded from the calculation of diluted Earnings per share because their exercise prices exceeded Shire plc’s average share price during the calculation period.

17.  Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure and includes two segments: Specialty Pharmaceuticals and HGT. The Specialty Pharmaceuticals and HGT reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2010	$’M	$’M	$’M	$’M
Product sales	541.4	176.8	-	718.2
Royalties	58.6	-	36.7	95.3
Other revenues	0.7	0.7	1.3	2.7
Total revenues	600.7	177.5	38.0	816.2

Cost of product sales(1)	80.4	21.5	-	101.9
Research and development(1)	73.9	57.1	-	131.0
Selling, general and administrative(1)	249.5	62.7	47.7	359.9
Reorganization costs	3.4	-	1.6	5.0
Integration and acquisition costs	0.6	-	-	0.6
Total operating expenses	407.8	141.3	49.3	598.4
Operating income/(loss)	192.9	36.2	(11.3)	217.8

Total assets	1,997.6	1,613.1	1,128.0	4,738.7
Long-lived assets(2)	184.6	436.2	53.7	674.5
Capital expenditure on long-lived assets(2)	2.3	25.5	1.9	29.7

(1)
Depreciation from manufacturing plants ($8.6 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.7 million) is included in Research and development; and all other depreciation and amortization ($51.6 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments.

	Specialty Pharmaceuticals	HGT	All Other	Total
3 months to March 31, 2009	$’M	$’M	$’M	$’M
Product sales	632.5	123.5	-	756.0
Royalties	0.9	-	49.7	50.6
Other revenues	7.0	1.4	2.8	11.2
Total revenues	640.4	124.9	52.5	817.8

Cost of product sales(1)	61.2	19.9	2.5	83.6
Research and development(1)	126.6	56.8	2.5	185.9
Selling, general and administrative(1)	229.8	46.0	43.1	318.9
Reorganization costs	2.2	-	-	2.2
Integration and acquisition costs	0.7	0.7	-	1.4
Total operating expenses	420.5	123.4	48.1	592.0
Operating income	219.9	1.5	4.4	225.8

Total assets	2,302.6	1,194.0	791.0	4,287.6
Long-lived assets(2)	203.8	296.2	63.3	563.3
Capital expenditure on long-lived assets(2)	7.0	39.5	4.0	50.5

(1)
Depreciation from manufacturing plants ($3.6 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($4.0 million) is included in Research and development; and all other depreciation and amortization ($47.3 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire plc and its subsidiaries’ (collectively “Shire” or the “Company”) unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s mission is to be the most valuable specialty biopharmaceutical company in the world, focused on enabling people with life altering conditions to lead better lives. Shire focuses its business on ADHD, HGT and gastrointestinal (“GI”) areas as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Significant events in the three months to March 31, 2010 and recent developments

Products

VPRIV – for the treatment of Type 1 Gaucher disease in the US

•
On February 26, 2010 the FDA granted marketing approval for VPRIV, a human cell line derived enzyme replacement therapy (“ERT”) for the long-term treatment of Type 1 Gaucher disease in pediatric and adult patients. The FDA designated VPRIV for Priority Review and granted marketing approval in just six months. VPRIV offers patients and their physicians a new treatment option at a critical time, as the supply of a previously approved ERT for Gaucher disease is uncertain and remains disrupted.

VYVANSE – for the treatment of ADHD

•	On February 1, 2010 Shire announced the Canadian availability of VYVANSE, the first and only prodrug therapy approved for ADHD treatment in Canada. This is the first launch of VYVANSE outside the US.

•
On March 4, 2010 the District Court upheld the FDA’s decision that VYVANSE is entitled to five-year market exclusivity in the US. The five-year exclusivity period for VYVANSE expires on February 23, 2012, and precludes generic manufacturers from submitting an ANDA to the FDA until that time, or until February 23, 2011 should a generic applicant challenge the US patents covering VYVANSE, which remain in effect until June 29, 2023. Actavis Elizabeth LLC (“Actavis”) has appealed the District Court’s ruling to the US Court of Appeals for the DC Circuit.  No hearing date has been set.

INTUNIV – for the treatment of ADHD

•
On March 16, April 5, and April 26, 2010 Shire received Paragraph IV Notice Letters from Teva Actavis, and Anchen, respectively, advising of the filing of ANDAs for generic versions of Shire’s 1mg, 2mg, 3mg, and 4mg guanfacine hydrochloride extended release tablets, INTUNIV. INTUNIV is protected by three FDA Orange Book listed patents. The three patents expire in 2015, 2020 and 2022, respectively. Teva’s Paragraph IV Notice Letter was only directed to the patents expiring in 2020 and 2022.  On April 22, Shire filed a lawsuit against Teva in the US District Court for the District of Delaware for the infringement of these patents. Actavis’s and Anchen’s Paragraph IV Notice Letters were directed to all three Orange Book listed patents.  Shire is currently reviewing the details of Actavis’s and Anchen’s Paragraph IV Notice Letters.

REPLAGAL – for the treatment of Fabry disease

•
On April 14, 2010 Mt. Sinai School of Medicine of New York University sought to initiate lawsuits in Sweden and Germany alleging that Shire’s ERT for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010. Mt. Sinai is seeking an injunction against the use of REPLAGAL in these jurisdictions until expiration of the patent on November 30, 2013. Shire will defend its right to commercialize Replagal in these countries and will vigorously oppose the validity of this patent.

Other events

US Healthcare Reform

•
During the quarter, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together “Healthcare Reform”), with the goal of expanding healthcare access to millions of Americans currently without health insurance and lowering the overall costs of healthcare. Healthcare Reform will affect Shire in a number of ways, including a limited impact coming from the changes to the calculation of Medicaid rebates effective from this quarter, and from Shire's share of the industry wide excise tax starting in 2011. Shire is pleased with the expansion of healthcare coverage to previously uninsured patients and believe this should provide a positive benefit for Shire. Furthermore, Shire is also pleased with Healthcare Reform providing certainty regarding regulatory exclusivity for biologics. Healthcare Reform did not materially impact Shire’s results in the first quarter of 2010, and Shire believes that it is well placed to manage the changes Healthcare Reform will bring in future periods.

Board changes

On March 15, 2010 Mr Bill Burns was appointed to the Board as a Non Executive Director with immediate effect. Mr Burns has also been appointed a member of Shire's Remuneration Committee.

Research and development

Products in registration as at March 31, 2010

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)

Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD in the US.

VPRIV – for the treatment of Type 1 Gaucher Disease in the EU

On November 24, 2009 Shire submitted a European Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”). The submission has been granted accelerated review by EMA. VPRIV is available prior to commercial launch on a pre-approval basis in response to the ongoing shortage of a currently marketed treatment for Gaucher disease. VPRIV was approved in February 2010 in the US for the long-term treatment of Type 1 Gaucher disease in pediatric and adult patients.

REPLAGAL – for the treatment of Fabry disease

On February 24, 2010 Shire announced its receipt of Fast Track designation from the FDA for REPLAGAL, an ERT for Fabry disease. Shire filed a Biologics License Application (“BLA”) for REPLAGAL in December 2009, and in the first quarter of 2010 the FDA requested additional pharmacokinetic comparability data. As a result of this request, Shire withdrew its December BLA filing, and, at the suggestion of the FDA, requested and received Fast Track designation. Shire immediately initiated the rolling submission of the REPLAGAL BLA, and expects to submit the requested pharmacokinetic data around mid-year. REPLAGAL is currently approved for the treatment of Fabry disease in 45 countries and has been available to US patients since December 2009 under an FDA-approved treatment protocol filed at the request of FDA. The Company is also supporting emergency Investigational New Drug requests in the US. The REPLAGAL early access program was put in place as a result of the supply disruption of the only currently marketed treatment for Fabry disease in the US.

Products in clinical development as at March 31, 2010

Phase 3

VYVANSE for ADHD in EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the regulatory filing for VYVANSE in Europe in 2011.

INTUNIV for use in combination with other ADHD treatments

Phase 3 trials in the US are ongoing to investigate the efficacy and safety of INTUNIV when combined with other approved ADHD treatments.

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

LIALDA/MEZAVANT for the treatment of diverticulitis

LIALDA/MEZAVANT is being investigated as a treatment to prevent recurrent attacks of diverticulitis. Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are ongoing. Enrollment in these trials has completed and data is estimated to be available in 2012.

JUVISTA for the improvement of scar appearance
Renovo initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. If the outcome from Renovo’s multi centre, EU Phase 3 study is positive, the data will be used to inform the strategy and design of Shire’s US development plan.

FIRAZYR for Hereditary angioedema (“HAE”) in the US

Prior to its acquisition by Shire, Jerini AG received a not approvable letter for FIRAZYR from the FDA.  In December 2008 Shire met with FDA to discuss the development of FIRAZYR. It was agreed that an additional clinical study would be required and that a response to the not approvable letter would be filed after completion of this study.

In June 2009 Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a New Drug Application (“NDA”) for FIRAZYR in the US in early 2011. This trial is ongoing.

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

HGT-2310 for the treatment of Hunter syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT (intrathecal delivery)

HGT 2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase I/II clinical trial in the first quarter of 2010. This product has been granted orphan designation in the US.

Products in pre-clinical development as at March 31, 2010

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT for the treatment of Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company plans to initiate a Phase I/II clinical trial in mid-2010.

HGT-1110 - for the treatment of Metachromatic Leukodystrophy (“MLD”)

Development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing, and preclinical studies are planned for 2010. The Shire platform for direct delivery of proteins to the CNS was advanced in the first quarter of 2010 with the initiation of intrathecal delivery of idursulfase in the Phase I/II study in Hunter Syndrome.

HGT-2610 for the treatment of Globoid cell leukodystrophy (“GLD”)

HGT 2610 is an ERT for the treatment of GLD, a lysosomal storage disorder. This program is in early development and preclinical studies.

Other pre-clinical development projects
A number of additional projects are underway in the early stages of pre-clinical development for the Specialty Pharmaceuticals area, including potential programs leveraging CarrierWave technology primarily focused in the areas of pain and ADHD.  More data on these programs is expected in the second half of 2010.

Results of operations for the three months to March 31, 2010 and 2009

The Company’s management analyzes product sales growth for certain products sold in markets outside of the US on a constant exchange rate (“Non GAAP CER”) basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a Non-GAAP financial measure, computed by comparing 2010 product sales restated using 2009 average foreign exchange rates to 2009 actual product sales. Average exchange rates for the three months to March 31, 2010 were $1.56:£1.00 and $1.38:€1.00 (2009: $1.44:£1.00 and $1.31:€1.00).

Financial highlights for the three months to March 31, 2010 are as follows:

•
Product sales excluding ADDERALL XR (“Core Products”) were up 36% to $626 million (2009: $460 million). On a Non GAAP CER basis, Core Product sales were up 33%. Growth in Core Product sales was achieved by strong performance throughout the portfolio including:

•	VYVANSE (up 32% to $154 million, Non-GAAP CER: up 32%);
•	ELAPRASE (up 22% to $101 million, Non-GAAP CER: up 17%);
•	REPLAGAL (up 69% to $68 million, Non-GAAP CER: up 60%);
•	LIALDA/MEZAVANT (up 29% to $64 million, Non-GAAP CER: up 28%); and
•	Recently launched INTUNIV ($35 million) and VPRIV ($6 million).

•
Product sales including ADDERALL XR were down 5% to $718 million (Non-GAAP CER: down 7%), as the decline in ADDERALL XR sales compared to the same period in 2009 (down 69% to $92 million) offset the Core Product sales growth. The decline in ADDERALL XR product sales was expected, as the first quarter of 2009 was the last quarter of ADDERALL XR exclusivity prior to the launch of authorized generic versions by Teva in April 2009 and Impax Laboratories, Inc. (“Impax”) in October 2009.

•
Total revenues of $816 million remained at 2009 levels (Non-GAAP CER: down 2%; 2009: $818 million) as higher royalty income (primarily received on Impax’s sales of authorized generic ADDERALL XR) offset lower product sales.

•
Operating income in the first quarter of 2010 was $218 million, compared to $226 million in 2009, a decrease of 4%. Operating income in the first quarter of 2009 included costs of $65 million on termination of the Women’s Health development agreement with Duramed. Excluding this item, operating income decreased by 25% in 2010 as a result of increased investment in research and development (“R&D”) and higher selling, general and administrative (“SG&A”) costs in support of recent product launches.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2010	2009	change
	$'M	$'M	%
Product sales	718.2	756.0	-5
Royalties	95.3	50.6	+88
Other revenues	2.7	11.2	-76
Total	816.2	817.8	-

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER	US prescription	Exit market
	2010	2009	growth	growth	growth1	Share1
	$'M	$'M	%	%	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	154.4	116.6	+32	+32	+32	14
ADDERALL XR	91.8	295.8	-69	-70	-60	8
INTUNIV	34.5	-	n/a	n/a	n/a	2
DAYTRANA	18.4	19.9	-7	-7	-12	1
EQUASYM	2.4	-	n/a	-	n/a	n/a	2

GI
LIALDA / MEZAVANT	63.6	49.4	+29	+28	+23	19
PENTASA	58.2	51.2	+14	+14	-6	15

General Products
FOSRENOL	47.1	39.8	+18	+14	-12	7
CALCICHEW	9.4	9.6	-2	-10	n/a	n/a	2
CARBATROL	20.1	18.1	+11	+11	-6	14
REMINYL/REMINYL XL	12.5	7.4	+69	+56	n/a	n/a	2
XAGRID	23.3	20.1	+16	+8	n/a	n/a	2
Other product sales	5.7	4.6	+24	+15	n/a	n/a
	541.4	632.5	-14
Human Genetic Therapies
ELAPRASE	100.8	82.8	+22	+17	n/a	n/a	2
REPLAGAL	68.0	40.2	+69	+60	n/a	n/a	3
VPRIV	5.8	-	n/a	n/a	n/a	n/a
FIRAZYR	2.2	0.5	+340	+313	n/a	n/a	3
	176.8	123.5	+43
Total product sales	718.2	756.0	-5

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the US market share in the week ending March 26, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in Q1 2010, or awaiting approval in the US.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by increased US prescription demand compared to the first quarter of 2009, 10% growth in the US ADHD market and price increases.

INTUNIV – ADHD

In line with Shire’s revenue recognition policy for launch shipments, initial stocking shipments in November 2009 were deferred, and are being recognized into revenue in line with end-user prescription demand. At March 31, 2010 deferred revenues on the balance sheet represented gross sales of $18.8 million.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Strong product sales of LIALDA/MEZAVANT continued in the first quarter of 2010 driven by increased US prescription demand compared to the first quarter of 2009 and price increases. The US oral mesalamine market was flat year on year.

PENTASA – Ulcerative colitis

Product sales of PENTASA increased in the first quarter of 2010 compared to the first quarter of 2009 primarily driven by price increases.

FOSRENOL – Hyperphosphatemia

Product sales increased as FOSRENOL grew its share of existing markets outside the US. Product sales also grew in the US due to price increases and growth in non-retail demand which offset the decline in US retail prescription demand.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the first quarter of 2010 compared to the same period in 2009 as the first quarter of 2009 represented the final quarter of exclusivity prior to the launch of authorized generic versions by Teva and Impax in April and October 2009, respectively. The launch of authorized generic versions resulted in a lower prescription demand in 2010 compared to 2009 resulting in a corresponding reduction in ADDERALL XR’s share of the US ADHD market (8% for the first quarter of 2010, compared to 21% in the first quarter of 2009).

Despite price increases taken since the first quarter of 2009, product sales in 2010 declined at a faster rate than US prescription demand due to increased sales deductions as a percentage of branded ADDERALL XR gross sales, representing 61% of gross revenues in 2010 (2009: 37%). Sales deductions in the first quarter of 2010 included the effect of a change in estimate of inventory in the wholesaler pipeline, which decreased sales deductions as a percentage of gross sales by 8 percentage points.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (the “Medicaid rebate legislation”). As a result, more than one unit rebate amount (“URA”) is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the first quarter of 2010, the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to the Center for Medicare and Medicaid Services, (“CMS”) using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. However, CMS could disagree with the Company’s interpretation, and require Shire to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $185 million above the recorded liability at March 31, 2010. For rebates in respect of 2009 prescriptions of ADDERALL XR (“2009 rebates”) this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of Healthcare Reform, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation, Shire could seek to limit any additional payments for 2009 Rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $105 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in product sales of ELAPRASE was driven by increased volumes across all regions where ELAPRASE is sold. On a Non-GAAP CER basis sales grew by 17% (79% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales in the first quarter of 2010 over the same period in 2009 was driven by an increase in demand due to significant switching of patients to REPLAGAL in the EU, attributable in part to supply shortages of a competitor product. Sales increased 60% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

VPRIV – Gaucher disease

Product sales were primarily generated on a pre-approval basis via patient early access programs in the EU throughout the first quarter of 2010 and in the US after February 26, 2010 when approval was received from the FDA.

FIRAZYR - HAE

Product sales of FIRAZYR increased as volumes grew across European Markets.  FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 88% to $95.3 million for the three months to March 31, 2010 (2009: $50.6 million). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	36.6	38.8	-6
ADDERALL XR	40.8	-	n/a
Others	17.9	11.8	+52
Total	95.3	50.6	+88

3TC (HIV infection and AIDS) and ZEFFIX (Chronic hepatitis B infection)

Shire receives royalties from GSK on worldwide 3TC and ZEFFIX sales: royalties received from GSK on 3TC were down 9% mainly due to competition from other HIV treatments which was partially offset by an increase in royalties received from GSK on ZEFFIX.

Generic drug companies have filed ANDAs seeking approval for COMBIVIR in the US. GSK has filed lawsuits against both Teva and Lupin Ltd (“Lupin”), each of whom have filed ANDAs and Paragraph IV certifications for generic versions of COMBIVIR. The lawsuit against Lupin has been stayed pending resolution of the Teva lawsuit.  Neither Teva nor Lupin has challenged the patents licensed by Shire to GSK. The thirty month stay of approval for Teva's ANDA expired in March 2010. No trial date has been set.

ADDERALL XR – ADHD

Shire receives royalties on Impax’s sales of its authorized generic version of ADDERALL XR, which commenced in October 2009.

Other royalties

Other royalties increased in the three months to March 31, 2010, principally due to higher royalties on sales of FOSRENOL in Japan. Other royalties are also received on worldwide (excluding UK and Republic of Ireland) sales of REMINYL and REMINYL XL (known as RAZADYNE and RAZADYNE ER in the US).

Cost of product sales

Cost of product sales increased to $101.9 million for the three months to March 31, 2010 (14% of product sales), up from $83.6 million in the corresponding period in 2009 (2009: 11% of product sales). The increase in cost of goods as a percentage of product sales primarily resulted from changes in product mix following the launch by Teva and Impax of their authorized generic versions of ADDERALL XR in April and October 2009, and the inclusion of lower margin sales of the authorized generic version of ADDERALL XR to Teva and Impax which depressed gross margins in the first quarter of 2010 compared to the same period in 2009.

For the three months to March 31, 2010 cost of product sales included depreciation of $8.6 million (2009: $3.6 million). Depreciation charged in 2010 is higher than 2009 due to accelerated depreciation of $6.1 million in 2010 following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

R&D

R&D expenditure decreased to $131.0 million for the three months to March 31, 2010 (18% of product sales), compared to $185.9 million in the corresponding period in 2009 (25% of product sales). R&D costs in the three months to March 31, 2009 included costs of $65.0 million (9% of product sales) following the agreement with Duramed to terminate the development of Women’s Health products. Excluding these termination costs, R&D increased by $10.1 million in first quarter of 2010 compared to the same period in 2009 as the Company has continued to increase investment in R&D programs, in part as a result of acceleration of the REPLAGAL and VPRIV programs. For the three months to March 31, 2010 R&D included depreciation of $3.7 million (2009: $4.0 million).

SG&A

SG&A expenses increased to $359.9 million (50% of product sales) for the three months to March 31, 2010 from $318.9 million (42% of product sales) in the corresponding period in 2009, primarily due to increased selling and marketing costs incurred in support of recent product launches. For the three months to March 31, 2010 SG&A included depreciation of $16.3 million (2009: $14.8 million) and amortization of $34.6 million (2009: $32.5 million).

Reorganization costs

For the three months to March 31, 2010 Shire recorded reorganization costs of $5.0 million (2009: $2.2 million) principally relating to the transfer of manufacturing from its Owings Mills facility.

Interest expense

For the three months to March 31, 2010 the Company incurred interest expense of $9.0 million (2009: $11.0 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income, net

For the three months to March 31, 2010 the Company recognized Other income, net of $10.8 million (2009: $50.3 million). In the first quarter of 2010 Shire recognized a gain of $11.1 million (2009: $55.2 million) relating to the disposal of its investment in Virochem in March 2009. At the time of the disposal, an element of the consideration was held in escrow for twelve months pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The consideration was released from escrow in March 2010, resulting in gain of $11.1 million being recognized in the first quarter of 2010.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months to March 31, 2010 the effective tax rate was 24% (2009: 19%). The tax rate in 2010 was higher than 2009 due to unfavorable changes in profit mix and the recording of valuation allowances in 2010 in relation to loss carry forward amounts which were not recorded in the first quarter of 2009. The effective rate of tax in the first quarter of 2009 also benefited from discrete tax deductions in that quarter, in respect of the termination of the Women’s Health development agreement, being incurred in a territory with a higher rate of tax than the annual effective rate.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and number of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the ESOT of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the URA in respect of ADDERALL XR Medicaid rebates; and the continuing cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $657.5 million of cash and cash equivalents at March 31, 2010. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a revolving credit facility until 2012 of $1,200 million, which is currently undrawn.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures, interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	$’M	$’M
Cash and cash equivalents	657.5	498.9
Convertible debt	1,100.0	1,100.0
Building financing obligation	46.8	46.7
Total debt	1,146.8	1,146.7
Net debt	(489.3)	(647.8)

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2010 increased by $2.1 million to $186.2 million (2009: $184.1 million), primarily due to higher gross cash receipts from product sales and royalties, offset by higher sales deductions payments, increased investment in R&D and SG&A, and higher cash tax payments in the first quarter of 2010 compared to the same period in 2009.

Net cash used in investing activities was $35.2 million in the three months to March 31, 2010. This included cash expenditure on property, plant and equipment of $43.6 million. Capital expenditure on property, plant and equipment included $35.4 million on construction work at the HGT campus in Lexington, Massachusetts.

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

Net cash provided by financing activities was $5.6 million for the three months to March 31, 2010 of which $4.8 million relates to the excess tax benefit associated with exercise of stock options and $1.5 million of proceeds from the exercise of stock options.

Net cash used in financing activities was $0.6 million for the three months to March 31, 2009. Proceeds received from the exercise of share options of $0.1 million were offset by payments under the building finance obligation of $0.7 million.

Obligations and commitments

During the three months to March 31, 2010 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 14 to the condensed consolidated financial statements included in ITEM 1 of this Form 10-Q and ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

As at March 31, 2010 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13 to the condensed consolidated financial statements included in ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  OTHER INFORMATION

None.

ITEM 5.  EXHIBITS

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

3.01
Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008 and the form of Articles of Association of Shire plc as adopted by a special resolution passed on May 8, 2008 and amended by a special resolution passed on September 24, 2008. (4)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(5)

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)

10.26	Amendment of the Service Agreement of A.C. Russell dated January 15, 2010. (35)

10.27	Amendment to the Shire Portfolio Share Plan as adopted by the annual general meeting held on April 27, 2010.

21	List of Subsidiaries. (36)

31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*   Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(35)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.

(36)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010	/s/ Angus Russell
Angus Russell Chief Executive Officer

Date: May 6, 2010	/s/ Graham Hetherington
Graham Hetherington Chief Financial Officer