Form 10-Q
period 2010-06-30
Shire plc
filed 2010-08-09
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2010

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

Yes  [  ]                        No  [X]

As at July 30, 2010 the number of outstanding ordinary shares of the Registrant was 562,144,763.

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
FOSRENOL® (lanthanum carbonate)
INTUNIV™ (guanfacine extended release)
JUVISTA®
LIALDA® (mesalamine)
MEZAVANT® (mesalazine)
PENTASA® (trademark of Ferring A/S Corp)
RAZADYNE® (trademark of Johnson & Johnson (“J&J”))
RAZADYNE® ER (trademark of J&J)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
RESOLOR® (trademark of Movetis NV (“Movetis”))
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
VENVANSE (lisdexamfetamine dimesylate)
VYVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to June 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
		2010	2009
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		682.5	498.9
Restricted cash		27.1	33.1
Accounts receivable, net	4	612.5	597.5
Inventories	5	232.7	189.7
Deferred tax asset		140.0	135.8
Prepaid expenses and other current assets	6	195.1	115.2
Total current assets		1,889.9	1,570.2

Non-current assets:
Investments	7	84.0	105.7
Property, plant and equipment, net	8	801.1	676.8
Goodwill		355.7	384.7
Other intangible assets, net	9	1,653.1	1,790.7
Deferred tax asset		76.4	79.0
Other non-current assets		8.7	10.4
Total assets		4,868.9	4,617.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	1,031.9	929.1
Deferred tax liability		2.9	2.9
Other current liabilities	11	41.1	88.0
Total current liabilities		1,075.9	1,020.0

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long-term debt	12	6.8	43.6
Deferred tax liability		341.8	294.3
Other non-current liabilities	13	226.0	247.1
Total liabilities		2,750.5	2,705.0
Commitments and contingencies	14

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2010	2009
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.1 million shares issued and outstanding (2009: 1,000 million shares authorized; and 561.5 million shares issued and outstanding)		55.7	55.6
Additional paid-in capital		2,711.8	2,677.6
Treasury stock: 15.4 million shares (2009: 17.8 million shares)		(308.9)	(347.4)
Accumulated other comprehensive income		45.8	149.1
Accumulated deficit		(386.0)	(622.4)
Total equity		2,118.4	1,912.5
Total liabilities and equity		4,868.9	4,617.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		764.3	558.4	1,482.4	1,314.3
Royalties		82.7	66.9	178.0	117.5
Other revenues		2.4	4.4	5.1	15.6
Total revenues		849.4	629.7	1,665.5	1,447.4
Costs and expenses:
Cost of product sales (1)		119.1	96.4	221.0	180.0
Research and development		147.0	158.7	278.0	344.6
Selling, general and administrative (1)		354.4	334.7	714.3	653.3
Gain on sale of product rights		(4.1)	-	(4.1)	-
Reorganization costs	3	8.6	2.9	13.6	5.1
Integration and acquisition costs		-	2.3	0.6	3.8
Total operating expenses		625.0	595.0	1,223.4	1,186.8

Operating income		224.4	34.7	442.1	260.6
Interest income		0.5	0.6	0.8	1.3
Interest expense		(8.3)	(10.1)	(17.3)	(21.2)
Other (expenses)/income, net		(2.6)	4.7	8.2	54.9
Total other (expenses)/income, net		(10.4)	(4.8)	(8.3)	35.0
Income from continuing operations before income taxes and equity in earnings of equity method investees		214.0	29.9	433.8	295.6
Income taxes		(54.5)	23.4	(108.1)	(26.1)
Equity in earnings of equity method investees, net of taxes		1.0	0.5	0.5	0.4
Income from continuing operations, net of taxes		160.5	53.8	326.2	269.9

Loss from discontinued operations (net of income tax expense of $nil in all periods)		-	(9.8)	-	(12.4)
Net income		160.5	44.0	326.2	257.5

Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	0.1	-	0.2
Net income attributable to Shire plc		160.5	44.1	326.2	257.7

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for three months to June 30, 2010 (2009: $0.4 million) and $0.9 million for the six months to June 30, 2010 (2009: $0.9 million). Selling, general and administrative costs includes amortization of intangible assets relating to intellectual property rights acquired of $33.8 million for the three months to June 30, 2010 (2009: $34.3 million) and $68.4 million for the six months to June 30, 2010 (2009: $66.8 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		6 months to		6 months to
	Notes	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Earning per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders		29.4	c	10.0	c	59.8	c	50.0	c

Loss from discontinued operations attributable to Shire plc shareholders		-		(1.8c	)	-		(2.3c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic		29.4	c	8.2	c	59.8	c	47.7	c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders		28.6	c	9.9	c	58.2	c	49.6	c

Loss from discontinued operations attributable to Shire plc shareholders		-		(1.8c	)	-		(2.3c	)
Earnings per ordinary share attributable to Shire plc shareholders - diluted		28.6	c	8.1	c	58.2	c	47.3	c

Weighted average number of shares (millions):
Basic	17	546.6		539.9		545.7		539.7
Diluted	17	590.0		543.4		589.1		545.0

	3 months to	3 months to	6 months to	6 months to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	$’M	$’M	$’M	$’M
Amounts attributable to Shire plc

Income from continuing operations, net of taxes	160.5	53.9	326.2	270.1
Loss from discontinued operations, net of taxes	-	(9.8)	-	(12.4)
Net income attributable to Shire plc	160.5	44.1	326.2	257.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5
Net income	-	-	-	-	-	326.2	326.2
Foreign currency translation	-	-	-	-	(82.2)	-	(82.2)
Options exercised	0.1	0.6	1.5	-	-	-	1.6
Share-based compensation	-	-	28.3	-	-	-	28.3

Excess tax benefit associated with exercise of stock options	-	-	4.4	-	-	-	4.4

Shares purchased by the Employee Share Ownership Trust ("ESOT")	-	-	-	(1.7)	-	-	(1.7)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	40.2	-	(40.0)	0.2

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(22.6)	-	(22.6)

Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	1.5	-	1.5
Dividends	-	-	-	-	-	(49.8)	(49.8)
As at June 30, 2010	55.7	562.1	2,711.8	(308.9)	45.8	(386.0)	2,118.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2010 Shire plc declared and paid dividends of 9.250 US cents per ordinary share (equivalent to 27.750 US cents per American Depositary Share) totalling $49.8 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	$'M	$'M	$'M	$'M

Net income	160.5	44.0	326.2	257.5
Other comprehensive income:
Foreign currency translation adjustments	(47.1)	(2.4)	(82.2)	11.4
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $1.6 million, $nil, $2.6 million and $nil)	(15.9)	10.7	(22.6)	11.3
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil, $nil and $nil)	1.5	-	1.5	-
Comprehensive income	99.0	52.3	222.9	280.2
Add: net loss attributable to the noncontrolling interest in subsidiaries	-	0.1	-	0.2
Comprehensive income attributable to Shire plc	99.0	52.4	222.9	280.4

The components of accumulated other comprehensive income as at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	$’M	$’M
Foreign currency translation adjustments	54.5	136.7
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes	(8.7)	12.4
Accumulated other comprehensive income	45.8	149.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to	6 months to
	June 30,	June 30,
	2010	2009
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	326.2	257.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	12.4
Depreciation and amortization	129.1	117.7
Share based compensation	26.7	33.2
Gain on sale of non-current investments	(11.1)	(55.2)
Gain on sale of product rights	(4.1)	-
Other	11.0	6.3
Movement in deferred taxes	58.8	(45.7)
Equity in earnings of equity method investees	(0.5)	(0.4)

Changes in operating assets and liabilities:
Increase in accounts receivable	(43.9)	(42.9)
Increase in sales deduction accrual	154.3	117.5
Increase in inventory	(50.1)	(12.8)
Increase in prepayments and other current assets	(82.5)	(33.8)
(Increase)/decrease in other assets	(0.8)	4.4
Decrease in accounts and notes payable and other liabilities	(43.2)	(101.2)
Returns on investment from joint venture	-	4.9
Cash flows used in discontinued operations	-	(5.9)
Net cash provided by operating activities (A)	469.9	256.0

CASH FLOWS FROM INVESTING ACTIVITIES
Movements in restricted cash	6.0	(6.6)
Purchases of subsidiary undertakings and businesses, net of cash acquired	-	(75.5)
Purchases of property, plant and equipment	(208.1)	(101.8)
Purchases of intangible assets	(2.7)	(6.0)
Proceeds from disposal of non-current investments and property plant and equipment	2.1	19.6
Proceeds from disposal of subsidiary undertakings	-	6.7
Returns from equity investments	-	0.2
Net cash used in investing activities (B)	(202.7)	(163.4)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to	6 months to
	June 30,	June 30,
	2010	2009
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building financing obligation	(1.3)	(3.0)
Extinguishment of building finance obligation	(43.1)	-
Tax benefit of stock based compensation	4.4	-
Proceeds from exercise of options	1.8	1.0
Payment of dividend	(49.8)	(43.0)
Payments to acquire shares by ESOT	(1.7)	(1.0)
Net cash used in financing activities(C)	(89.7)	(46.0)
Effect of foreign exchange rate changes on cash
and cash equivalents (D)	6.1	(1.5)
Net increase in cash and cash equivalents (A+B+C+D)	183.6	45.1
Cash and cash equivalents at beginning of period	498.9	218.2
Cash and cash equivalents at end of period	682.5	263.3

Supplemental information associated with continuing
operations:

	6 months to	6 months to
	June 30,	June 30,
	2010	2009
	$’M	$’M

Interest paid	(13.0)	(17.6)
Income taxes paid	(205.0)	(119.2)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	9.1	50.8
Building financing obligation	-	7.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a)   Basis of preparation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or the “Company”) and other financial information included in this Form 10-Q, are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for interim reporting.

The balance sheet as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

To be adopted in future periods

Revenue Recognition in Multiple Deliverable Revenue Arrangements

In September 2009, the FASB issued guidance on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. The guidance also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. It will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting this guidance.

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades.  This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The guidance will be effective for fiscal years beginning on or after December 15, 2010. The Company does not currently expect the guidance to impact its consolidated financial position, results of operations or cash flows.

Milestone Method of Revenue Recognition

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance clarifies that: consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive; milestones should be considered substantive in their entirety and may not be bifurcated; an arrangement may contain both substantive and non substantive milestones; and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

2.    Business combinations

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, of which $12.0 million was paid to UCB in the six months to June 30, 2010 and the remaining $6.2 million may become payable in 2011 if certain sales targets are met. This acquisition broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL was accounted for as a business combination. The purchase price was allocated to the currently marketed products acquired ($73.0 million), in process research and development (“IPR&D”) ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million).

3.    Reorganization costs

Establishment of Swiss Commercial Hub

In March 2010 the Company initiated plans to relocate certain commercial and research and development (“R&D”) operations to Switzerland to support its Human Genetic Therapies ("HGT") and Specialty Pharmaceuticals ("SP") businesses outside the US. In the six months to June 30, 2010, the Company incurred reorganization costs totaling $6.9 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the Swiss commercial hub will be effected over 2010 and 2011.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the six months to June 30, 2010 the Company incurred reorganization costs of $6.7 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $19.4 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the six months to June 30, 2010 incurred accelerated depreciation of $12.1 million, which has been charged to Cost of product sales. Consequently, the Company estimates an accelerated depreciation charge, over the level which would have been charged absent the wind down of operations, of $11.5 million in the second half of 2010. The reorganization costs and accelerated depreciation have been recorded within the SP reportable segment.

Jerini non-core operations

In the second quarter of 2009 the operations of Jerini Ophthalmic, Inc, and certain other non-core pre-clinical operations acquired through the acquisition of Jerini AG (“Jerini”) were closed down, and the Company recorded a closure costs liability of $9.1 million, relating to employee involuntary termination benefits, contract termination costs and other closure costs. The Company has paid all remaining closure costs during the six months to June 30, 2010 and no liability for these closure costs remains at June 30, 2010.

The liability for reorganization costs arising on the establishment of the Swiss commercial hub, transfer of manufacturing from Owings Mills and the closure of Jerini non-core operations at June 30, 2010 is as follows:

	Opening liability	Amount		Closing
	at January 1,	charged to re-		liability at
	2010	organization	Paid/Utilized	June 30, 2010
	$'M	$'M	$'M	$'M

Involuntary termination benefits	4.1	6.2	(2.4)	7.9
Contract termination costs	2.8	-	(2.8)	-
Other termination costs	-	7.4	(2.6)	4.8
	6.9	13.6	(7.8)	12.7

At June 30, 2010 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($8.7 million) and other non-current liabilities ($4.0 million).

4.    Accounts receivable, net

Accounts receivable at June 30, 2010 of $612.5 million (December 31, 2009: $597.5 million), are stated net of a provision for discounts and doubtful accounts of $22.8 million (December 31, 2009: $20.8 million).

Provision for discounts and doubtful accounts:

	2010	2009
	$’M	$’M
As at January 1,	20.8	20.2
Provision charged to operations	85.2	54.1
Provision utilization	(83.2)	(61.4)
As at June 30,	22.8	12.9

At June 30, 2010 accounts receivable included $80.3 million (December 31, 2009: $92.4 million) of receivables related to royalty income.

5.    Inventories

Inventories are stated at the lower of cost or market value and comprise:

	June 30,	December 31,
	2010	2009
	$’M	$’M
Finished goods	66.6	50.9
Work-in-progress	118.4	102.1
Raw materials	47.7	36.7
	232.7	189.7

At June 30, 2010 inventories included $nil (December 31, 2009: $18.8 million) for products which have not yet received regulatory approval. Pre-approval inventories at December 31, 2009 related to VPRIV, which was granted marketing approval by the US Food and Drug Administration (“FDA”) on February 26, 2010.

6.    Prepaid expenses and other current assets

	June 30,	December 31,
	2010	2009
	$’M	$’M
Prepaid expenses	37.8	44.9
Income tax receivable	112.1	-
Value added taxes receivable	15.4	37.3
Other current assets	29.8	33.0
	195.1	115.2

The income tax receivable of $112.1 million (December 31, 2009: $nil) includes taxes on inter-company sales (which are recorded as prepaid assets until the related inventory has been sold to a third party customer) and interim tax payments on account made during the six months to June 30, 2010.

7.    Investments

On March 12, 2009 the Company completed the disposal of its investment in Virochem Pharma Inc. (“Virochem”) to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. In 2009 Shire received consideration of $19.2 million in cash and 2 million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain of $55.2 million in Other (expense)/income, net in the six months to June 30, 2009.

In the six months to June 30, 2010 the Company received further consideration of $2.0 million in cash and 0.2 million Vertex shares (valued at $9.1 million) which had been held in escrow until certain substantive conditions expired in March 2010. The Company recognized an additional gain on disposal of $11.1 million in Other (expense)/income, net in the six months to June 30, 2010.

The Vertex stock received has been accounted for as an available-for-sale investment.

8.    Property, plant and equipment, net

	June 30,	December 31,
	2010	2009
	$’M	$’M
Land and buildings	519.2	398.7
Office furniture, fittings and equipment	289.9	280.5
Warehouse, laboratory and manufacturing equipment	111.7	114.5
Assets under construction	242.5	193.2
	1,163.3	986.9
Less: Accumulated depreciation	(362.2)	(310.1)
	801.1	676.8

Depreciation expense for the six months to June 30, 2010 was $63.5 million (six months to June 30, 2009: $52.7 million). The expense included impairment losses of $5.0 million (six months to June 30, 2009: $2.6 million) in the six months to June 30, 2010.

Purchase of the Lexington Technology Park campus in Lexington, Massachusetts

On June 30, 2010 Shire completed the purchase of certain properties on the Lexington Technology Park campus in Lexington, Massachusetts, some of which the Company had previously leased, for a cash purchase price of $165.0 million paid during the six months to June 30, 2010. The purchase price of $165.0 million has been allocated to the acquired properties using a relative fair value approach: $121.9 million has been recorded as Property, plant and equipment, being land ($72.1 million) and buildings ($49.8 million). The remaining $43.1 million relates to the extinguishment of existing building finance obligations, and has been applied against the relevant financing obligations, (see note 12).

9.    Other intangible assets, net

	June 30,	December 31,
	2010	2009
	$’M	$’M
Intellectual property rights acquired
Currently marketed products	2,272.6	2,351.6
IPR&D	6.1	6.1
Favorable manufacturing contracts	8.7	8.7
	2,287.4	2,366.4

Less: Accumulated amortization	(634.3)	(575.7)
	1,653.1	1,790.7

At June 30, 2010 the net book value of intangible assets allocated to the SP segment was $1,160.5 million (December 31, 2009: $1,238.0 million) and in the HGT segment was $492.6 million (December 31, 2009: $552.7 million).

The change in the net book value of other intangible assets for the six months to June 30, 2010 is shown in the table below:

Other intangible
assets
$’M

As at January 1, 2010	1,790.7
Acquisitions	2.7
Amortization charged	(69.3)
Foreign currency translation	(71.0)
As at June 30, 2010	1,653.1

The weighted average amortization period for acquired currently marketed products is 10 years.

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that they may not be recoverable. In the six months to June 30, 2010, the Company reviewed the recoverability of its DAYTRANA intangible asset, (carrying value $92 million), and based on estimates and intentions at June 30, 2010 the Company determined that its DAYTRANA intangible asset remained recoverable. However, it is reasonably possible that changes to circumstances, estimates or intentions existing at June 30, 2010 could result in impairment of the DAYTRANA intangible asset in future periods.

In August 2010 the Company’s Board of Directors approved the divestment of DAYTRANA.  Consequently in the third quarter of 2010 the held for sale criteria have been met, and the Company will re-measure the DAYTRANA intangible asset to the lower of its carrying amount or fair value less costs to sell. The Company currently anticipates that the divestment, to be effected through an asset sale, will be completed in the fourth quarter of 2010.

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2010 will be approximately $140 million for each of the five years to June 30, 2015. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

10.   Accounts payable and accrued expenses

	June 30,	December 31,
	2010	2009
	$’M	$’M
Trade accounts payable and accrued purchases	164.7	170.6
Accrued rebates – Medicaid	334.2	188.2
Accrued rebates – Managed care	156.7	153.4
Sales return reserve	67.7	62.7
Accrued bonuses	51.6	66.8
Accrued employee compensation and benefits payable	49.3	42.6
Research and development accruals	49.7	53.1
Marketing accruals	27.3	31.5
Deferred revenue	16.3	52.2
Other accrued expenses	114.4	108.0
	1,031.9	929.1

Accrued Medicaid rebates have increased by $146.0 million to $334.2 million at June 30, 2010 (December 31, 2009: $188.2 million) due to higher Medicaid rebates on higher product sales in 2010, and timing of the payment of first quarter Medicaid rebates.

Deferred revenue has reduced by $35.9 million to $16.3 million (December 31, 2009: $52.2 million) due to the recognition into revenue in the six months to June 30, 2010 of INTUNIV launch stocking shipments which had initially been deferred.

11.   Other current liabilities

	June 30,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	-	46.7
Value added taxes	11.9	10.3
Other accrued liabilities	29.2	31.0
	41.1	88.0

12.   Other long-term debt

During 2007 and 2009 Shire entered into certain multi-year leases for its HGT business unit at North Reading and Lexington, Massachusetts. For some of these leases Shire was considered the in substance owner of these properties over their construction period and as a result Shire recorded assets (being the fair value of the building element at inception of the relevant lease) within Property, plant and equipment and the corresponding building financing obligations were recorded within other long term debt. The land element of these leases was accounted for as an operating lease.

On June 30, 2010, as outlined in note 8, Shire completed the purchase of certain properties on the Lexington Technology Park campus, including properties held under building finance obligations. Accordingly Shire applied $43.1 million of the purchase price for the Lexington campus to extinguish the existing building finance obligations, recognizing a loss of $3.6 million within Other (expense)/income, net in the six months to June 30, 2010.

13.   Other non-current liabilities

	June 30,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	166.8	170.4
Deferred revenue	15.7	20.0
Deferred rent	13.7	14.5
Insurance provisions	19.7	18.3
Other accrued liabilities	10.1	23.9
	226.0	247.1

14.   Commitments and contingencies

(a)    Leases

Future minimum lease payments under operating leases at June 30, 2010 are presented below:

Operating
leases
$’M
2010	16.6
2011	30.1
2012	16.8
2013	14.4
2014	13.9
2015	11.7
Thereafter	17.9
121.4

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2019. Lease and rental expense amounted to $16.6 million for the six months to June 30, 2010 (six months to June 30, 2009: $16.4 million), which is predominately included in Selling, general and administrative expenses in the consolidated statements of income.

(b)   Letters of credit and guarantees

At June 30, 2010 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $10.4 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

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

(ii)    JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA, Renovo’s novel drug candidate being investigated for the reduction of scarring in connection with surgery, outside of the European Union (“EU”). On March 1, 2010 the license agreement was revised.

In the revised license agreement, the rights to sell JUVISTA in all territories outside the US, Mexico and Canada were returned to Renovo. Milestone and royalty obligations remain unchanged from the original agreement except that Shire will pay Renovo an additional $5 million milestone if Shire elects to commence a clinical trial following Shire’s review of the clinical trial report from Renovo’s first EU Phase 3 clinical trial. Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets.

Under the revised agreement, each party is responsible for its own development costs but future development costs can be shared by agreement. Each party has free-of-charge access to the other party’s data to support regulatory filings in their respective territories. In the six months to June 30, 2010 Shire made a payment to Renovo of $3.2 million (2009: $0.5 million), being the final payment under the terms of the original license agreement.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the six months to June 30, 2010 Shire received milestone payments totaling $nil (2009: $4.0 million). In the six months to June 30, 2010 Shire recognized milestone income of $4.3 million (2009: $3.1 million) within Other revenues and $22.8 million (2009: $12.3 million) within Product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

On March 31, 2009 Shire announced a three-year co-promotion agreement with GSK for VYVANSE in the US with the aim of improving recognition and treatment of ADHD in adults. The agreement is based on profit sharing above an agreed upon baseline and these profit share payments will be included within Selling, general and administrative costs.

(d)   Commitments

(i)    Clinical testing

At June 30, 2010 the Company had committed to pay approximately $166.6 million (December 31, 2009: $183.9 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $104.1 million of these commitments in the remainder of 2010 (December 31, 2009: $104.1 million in 2010), however the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)    Contract manufacturing

At June 30, 2010 the Company had committed to pay approximately $133.5 million (December 31, 2009: $152.3 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in the remainder of 2010 (December 31, 2009: $77.3 million in 2010).

(iii)   Other purchasing commitments

At June 30, 2010 the Company had committed to pay approximately $37.8 million (December 31, 2009: $22.9 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $31.0 million of these commitments in the remainder of 2010 (December 31, 2009: $21.0 million in 2010).

(iv)    Investment commitments

At June 30, 2010 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.5 million (December 31, 2009: $5.4 million) which may all be payable in the remainder of 2010, depending on the timing of capital calls.

(v)    Capital commitments

At June 30, 2010 the Company had committed to spend $64.0 million (December 31, 2009: $41.4 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)    Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At June 30, 2010 provisions for litigation losses, insurance claims and other disputes totaled $20.7 million (December 31, 2009: $20.1 million).

Specific

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit in the US District Court for the District of Columbia (the “District Court”) against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire has intervened in the lawsuit. On October 23, 2009, following a period for public comment, the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.  A hearing on cross-motions for summary judgment was held on February 17, 2010. On March 4, 2010 the District Court upheld the FDA’s decision that VYVANSE is entitled to 5-year market exclusivity and confirmed that the FDA’s actions complied with federal administrative law standards as a reasonable exercise of the agency’s scientific expertise.  Actavis Elizabeth LLC has appealed the District Court’s ruling to the US Court of Appeals for the District of Columbia Circuit.  A hearing is scheduled for September 20, 2010.

FOSRENOL

In February 2009 Shire was notified that three separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr; Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively “Mylan”); and Natco Pharma Limited (“Natco”). Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. The lawsuits have been consolidated into a single case. A Markman hearing was held on June 17, 2010.  No trial date has been set.

INTUNIV

In March and April, 2010 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 1mg, 2mg, 3mg, and 4mg strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively “Teva”); Actavis Elizabeth LLC and Actavis Inc. (collectively “Actavis”); and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively "Anchen"). Within the requisite 45 days period, Shire filed lawsuits in the US District Court of the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. No trial date has been set.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010 and in Germany on April 20, 2010 alleging that Shire’s enzyme replacement therapy for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010. Mt. Sinai is seeking an injunction against the use of REPLAGAL in these jurisdictions until expiration of the patent on November 30, 2013. Shire will defend its right to commercialize REPLAGAL in these countries and will vigorously oppose the validity of this patent.

LIALDA/MEZAVANT

In May 2010 Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. The notice was received from Zydus Pharmaceuticals USA, Inc. (“Zydus”). Within the requisite 45 days period, Shire filed a lawsuit in the US District Court of the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuits triggered a stay of approval of the ANDA for up to 30 months. No trial date has been set.

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

15.   Derivative instruments

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2010 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire’s $1,100 million in principal amount convertible bonds due 2014. The building financing obligation of $7.3 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

During the six months to June 30, 2010 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at June 30, 2010 the Company has $84.0 million of investments comprising available-for-sale investments in publicly quoted companies ($70.6 million), equity method investments ($9.5 million) and cost method investments in private companies ($3.9 million). The investments in publicly quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable (from product sales and royalty receipts) and derivative contracts. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard & Poor’s and by Moody’s credit rating agencies.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure in respect of balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and accruals for royalty receipts. The Company utilizes these derivative instruments to manage currency risk on balance sheet foreign exchange exposures, but the foreign exchange contracts have not been designated as hedging instruments.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At June 30, 2010 the Company had 19 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

		Fair value	Fair value
		June 30,	December 31,
		2010	2009
		$’M	$’M
Assets	Prepaid expenses and other current assets	2.3	5.4
Liabilities	Other current liabilities	5.8	1.2

Net gains and losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain/(loss) recognized in income	Amount of net gain/(loss) recognized in income
Six months to		June 30,	June 30,
		2010	2009
		$’M	$’M
Foreign exchange contracts	Other (expense)/income, net	38.5	(14.2)

These net foreign exchange gains/(losses) are offset within Other (expense)/income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

16.   Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	70.6	70.6	70.6	-	-
Foreign exchange contracts	2.3	2.3	-	2.3	-

Financial liabilities:
Foreign exchange contracts	5.8	5.8	-	5.8	-
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

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at June 30, 2010 and December 31, 2009 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,067.6	1,100.0	1,067.0
Building financing obligation	7.3	8.4	46.7	47.3

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

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•
Convertible bonds – the fair value of Shire’s $1,100 million 2.75% convertible bonds due 2014 is estimated by reference to the market price of the instrument as the convertible bonds are publicly traded.

•
Building financing obligations - the fair value of building financing obligations are estimated based on the present value of future cash flows, and an estimate of the residual value of the underlying property at the end of the lease term, associated with these obligations.

17.   Earnings per share

The following table reconciles net income attributable to Shire plc and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Amounts attributable to Shire plc shareholders	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	160.5	44.1	326.2	257.7
Interest on convertible bonds, net of tax (1)	8.4	-	16.8	-
Numerator for diluted earnings per share	168.9	44.1	343.0	257.7

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(2)	546.6	539.9	545.7	539.7
Effect of dilutive shares:
Stock based awards to employees(3)	10.2	3.5	10.2	5.3
Convertible bonds 2.75% due 2014(4)	33.2	-	33.2	-
Diluted	590.0	543.4	589.1	545.0

(1)	For the three and six month periods ended June 30, 2009 interest on the convertible bonds has not been added back as the effect would be anti-dilutive.
(2)	Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3)	Calculated using the treasury stock method.
(4)	Calculated using the “if-converted” method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:
	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2010 (1)	2009 (1) (2)	2010 (1)	2009 (1) (2)
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share options out of the money	8.1	31.3	8.1	18.9
Convertible bonds 2.75% due 2014	-	32.7	-	32.7

(1)
In the three and six months to June 30, 2010 and 2009 certain stock options have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)
In the three and six months to June 30, 2009 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, because the effect of their inclusion would be anti-dilutive.

18.   Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure and includes two segments: SP and HGT. The SP and HGT reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the two operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	SP	HGT	All Other	Total
3 months to June 30, 2010	$’M	$’M	$’M	$’M
Product sales	551.3	213.0	-	764.3
Royalties	44.2	-	38.5	82.7
Other revenues	0.5	0.6	1.3	2.4
Total revenues	596.0	213.6	39.8	849.4

Cost of product sales(1)	84.6	34.5	-	119.1
Research and development(1)	84.8	62.2	-	147.0
Selling, general and administrative(1)	236.6	61.9	55.9	354.4
Gain on sale of product rights	(4.1)	-	-	(4.1)
Reorganization costs	3.3	-	5.3	8.6
Total operating expenses	405.2	158.6	61.2	625.0
Operating income/(loss)	190.8	55.0	(21.4)	224.4

Total assets	2,081.5	1,574.3	1,213.1	4,868.9
Long-lived assets(2)	169.5	587.4	48.8	805.7
Capital expenditure on long-lived assets(2)	2.7	161.9	2.1	166.7

(1)
Depreciation from manufacturing plants ($9.8 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.5 million) is included in Research and development; and all other depreciation and amortization ($50.4 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments.

	SP	HGT	All Other	Total
3 months to June 30, 2009	$’M	$’M	$’M	$’M
Product sales	427.2	131.2	-	558.4
Royalties	16.0	-	50.9	66.9
Other revenues	1.1	0.4	2.9	4.4
Total revenues	444.3	131.6	53.8	629.7

Cost of product sales(1)	70.1	21.8	4.5	96.4
Research and development(1)	95.1	60.8	2.8	158.7
Selling, general and administrative(1)	236.0	47.9	50.8	334.7
Reorganization costs	2.9	-	-	2.9
Integration and acquisition costs	0.8	1.5	-	2.3
Total operating expenses	404.9	132.0	58.1	595.0
Operating income/(loss)	39.4	(0.4)	(4.3)	34.7

Total assets	2,169.5	1,278.3	773.5	4,221.3
Long-lived assets(2)	211.0	331.0	60.1	602.1
Capital expenditure on long-lived assets(2)	14.0	43.2	2.7	59.9

(1)
Depreciation from manufacturing plants ($7.9 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.8 million) is included in Research and development; and all other depreciation and amortization ($50.2 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
6 months to June 30, 2010	$’M	$’M	$’M	$’M
Product sales	1,092.6	389.8	-	1,482.4
Royalties	102.8	-	75.2	178.0
Other revenues	1.2	1.3	2.6	5.1
Total revenues	1,196.6	391.1	77.8	1,665.5

Cost of product sales(1)	165.0	56.0	-	221.0
Research and development(1)	158.7	119.3	-	278.0
Selling, general and administrative(1)	486.1	124.7	103.5	714.3
Gain on sale of product rights	(4.1)	-	-	(4.1)
Reorganization costs	6.7	-	6.9	13.6
Integration and acquisition costs	0.6	-	-	0.6
Total operating expenses	813.0	300.0	110.4	1,223.4
Operating income/(loss)	383.6	91.1	(32.6)	442.1

Total assets	2,081.5	1,574.3	1,213.1	4,868.9
Long-lived assets(2)	169.5	587.4	48.8	805.7
Capital expenditure on long-lived assets(2)	5.0	187.4	4.0	196.4

(1)
Depreciation from manufacturing plants ($18.4 million) and amortization of favorable manufacturing contracts ($0.9 million) is included in Cost of product sales; depreciation of research and development assets ($7.2 million) is included in Research and development; and all other depreciation and amortization ($101.3 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments.

	SP	HGT	All Other	Total
6 months to June 30, 2009	$’M	$’M	$’M	$’M
Product sales	1,059.7	254.6	-	1,314.3
Royalties	16.9	-	100.6	117.5
Other revenues	8.1	1.8	5.7	15.6
Total revenues	1,084.7	256.4	106.3	1,447.4

Cost of product sales(1)	131.3	41.7	7.0	180.0
Research and development(1)	221.7	117.6	5.3	344.6
Selling, general and administrative(1)	465.8	93.9	93.6	653.3
Reorganization costs	5.1	-	-	5.1
Integration and acquisition costs	1.5	2.3	-	3.8
Total operating expenses	825.4	255.5	105.9	1,186.8
Operating income	259.3	0.9	0.4	260.6

Total assets	2,169.5	1,278.3	773.5	4,221.3
Long-lived assets(2)	211.0	331.0	60.1	602.1
Capital expenditure on long-lived assets(2)	21.0	82.7	6.7	110.4

(1)
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

19.   Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards (“PSAs”) over ordinary shares and ADSs under the Shire Portfolio Share Plan (Parts A and B) to Executive Directors and employees. In the six months to June 30, 2010 the Company amended the rules of the Shire Portfolio Share Plan effective on a prospective basis for newly granted awards. After this amendment SARs and PSAs granted under the Shire Portfolio Share Plan (Part A & B) to Executive Directors are exercisable subject to performance and service criteria, and awards made to employees below the level of Executive Director are exercisable subject only to service criteria.

The amendments had the following principal effect on the terms and conditions of SARs and PSAs: i) the contractual life of SARs has been extended from five to seven years, ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting rather than mandatory cliff vesting, and iii) awards granted to Executive Directors contain performance rather than market conditions. In the six months to June 30, 2010 the Company has not recorded any significant incremental compensation costs as a result of the above amendments to the Shire Portfolio Share Plan.

20.   Subsequent Events

On August 3, 2010 Shire announced that it was launching a voluntary public takeover offer for all the shares in Movetis, the Belgium-based European specialty GI company, for a fully diluted equity purchase price of €428 million (or €19 per share) in cash. Movetis’ board unanimously supports the transaction and institutional shareholders holding 38.9% of Movetis’ shares have unconditionally agreed to accept the offer. It is anticipated that the takeover offer, which is contingent upon the fulfilment of certain conditions, will open for acceptance in September.

The proposed acquisition will be funded out of Shire’s current cash resources. In August 2010, Shire deposited €428 million in a blocked account to be used exclusively for the purpose of paying the purchase price for the proposed acquisition. Whilst deposited in the blocked account, the deposited funds will be presented as restricted cash on the Company’s balance sheet.

This proposed acquisition will significantly broaden Shire’s global GI portfolio and adds growing revenues from RESOLOR® (prucalopride), a new chemical entity indicated for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Movetis has the rights to RESOLOR in the EU, Iceland, Lichtenstein, Norway and Switzerland and is entitled to royalties on sales of RESOLOR outside of Europe from J&J. The proposed acquisition also brings to Shire world-class research and development talent and a promising GI pipeline.

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

Significant events in the three months to June 30, 2010 and recent developments

Products

VYVANSE – for the treatment of ADHD

•
On May 4, 2010 the FDA approved a change to the prescribing information for the once-daily ADHD treatment VYVANSE, to include supplemental data demonstrating significant improvement in attention in adults with ADHD across all six assessments conducted at two, four, eight, 10, 12 and 14 hours after administration as measured by average Permanent Product Measure of Performance total scores, as well as at each time point measured.  VYVANSE is now the first and only oral ADHD long-acting stimulant treatment to have efficacy data at 14 hours post-dose for adult patients included in its product labeling.

•
On July 5, 2010 ANVISA, the Brazilian health authority, granted approval of the  Marketing Authorization Application (“MAA”) for the product under the trade name VENVANSE for the treatment of ADHD in children aged 6 to 12. This represents the first approval of lisdexamfetamine dimesylate in Latin America.

LIALDA/MEZAVANT – for the treatment of ulcerative colitis

•
On July 8, 2010 Shire announced that its subsidiaries Shire Development Inc. and Shire Pharmaceutical Development Inc. have filed a lawsuit in the US District Court for the District of Delaware against Zydus for the infringement of the US Patent No. 6,773,720, (the “’720 patent”). The lawsuit was filed as a result of an ANDA filed by Zydus seeking FDA approval to market and sell generic versions of LIALDA prior to the expiration of the ’720 patent.

DAYTRANA – for the treatment of ADHD

•
On July 6, 2010 Shire announced the FDA approval of DAYTRANA for the treatment of ADHD in adolescents aged 13 to 17 years. DAYTRANA, the first and only transdermal ADHD patch, is already an FDA-approved ADHD treatment for children aged 6 to 12 years.

REPLAGAL – for the treatment of Fabry disease

•
REPLAGAL is experiencing significant demand globally and is now the market leader in many key regions, due principally to a competitor’s ongoing supply disruption. Currently there are approximately 2,000 patients worldwide being treated with REPLAGAL and Shire has capacity to add 150-250 more patients in 2010. Shire anticipates that it could add 250-350 more patients phased throughout 2011. Shire’s continuing priority is to ensure the long term, uninterrupted supply to patients currently being treated with REPLAGAL and we will continue to monitor demand and manage supply carefully.

•	On August 3, Shire withdrew the BLA for REPLAGAL in order to consider updating the submission with additional clinical data.

VPRIV – for the treatment of Type 1 Gaucher disease

•
On June 25, 2010 Shire received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) on the marketing authorization for VPRIV, its enzyme replacement therapy (“ERT”) for the Treatment of Type 1 Gaucher Disease in the EU. The CHMP positive opinion will now be forwarded to the European Commission for ratification. In addition to the CHMP positive opinion, VPRIV has received orphan drug designation from the Committee for Orphan Medicinal Products. In many European countries patients have been receiving VPRIV on an early access basis, developed in partnership with national and regional authorities.

•
With the accelerated adoption of VPRIV worldwide, and the earlier than anticipated US approval and EU positive opinion, Shire expects continued high demand, and currently has about 850 patients on therapy with capacity to support approximately 1,000 patients in 2010. As a result, Shire is now implementing a program with physicians and patients to monitor demand and manage requests from new patients carefully in order to ensure long-term, uninterrupted treatment with VPRIV.

INTUNIV – for the treatment of ADHD

•
A supplemental New Drug Application (“sNDA”) was submitted to the FDA on April 28, 2010 to seek approval for INTUNIV as adjunctive treatment with long-acting oral stimulants for the treatment of ADHD in children and adolescents.

•
In the six months to June 30, 2010 Shire was notified that three separate ANDA were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 1mg, 2mg, 3mg, and 4mg strengths of INTUNIV. The notices were from Teva, Actavis and Anchen. Within the requisite period of 45 days, Shire filed lawsuits in the US District Court of the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months.  No trial date has been set.

Pipeline

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)

•
HGT-1410 is in development as an ERT for the treatment of Sanfilippo Syndrome, a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010.

Guanfacine CarrierWave (“GCW”; SPD 547) for the treatment of ADHD

•
SPD 547 is in early stage development for the treatment of ADHD. A feasibility study in humans using microdosing has been completed and results indicate characteristics suitable for entering formal Phase 1 trials. The Phase 1 program is expected to be initiated in the third quarter of 2010 with results throughout 2011. GCW could potentially improve on the current guanfacine profile to minimize known food, GI and sedation effects.

Other developments

Proposed acquisition of Movetis NV

•
On August 3, 2010 Shire announced that it was launching a voluntary public takeover offer for all the shares in Movetis, the Belgium-based European specialty GI company, for a fully diluted equity purchase price of €428 million. Movetis’ board unanimously supports the transaction and Institutional shareholders holding 38.9% of Movetis’ shares have unconditionally agreed to accept the offer. It is anticipated that the takeover offer, which is contingent upon the fulfilment of certain conditions, will open for acceptance in September.

This proposed acquisition will significantly broaden Shire’s global GI portfolio and adds growing revenues from RESOLOR (prucalopride), a new chemical entity indicated for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief.  Movetis has the rights to RESOLOR in the EU, Iceland, Lichtenstein, Norway and Switzerland and is entitled to royalties on sales of RESOLOR outside of Europe from Johnson & Johnson.

The acquisition also brings to Shire world-class research and development talent and a promising GI pipeline.

Purchase of Lexington Technology Park

•
On June 30, 2010 Shire purchased Lexington Technology Park in Lexington, Massachusetts for a cash purchase price of $165 million. The purchase underlines our investment in the growth of Shire’s HGT business, and gives Shire the ownership of an additional 570,000 square feet of expansion potential available under the current permit, including 170,000 square feet already under construction.

Dividend

Dividend payments will be made in Pounds Sterling to Ordinary shareholders and in US Dollars to holders of American Depositary Shares (“ADS”).  A dividend of 1.410 pence per ordinary share (2009: 1.302 pence) and 6.750 US cents per ADS (2009: 6.441 US cents) will be paid on October 7, 2010 to persons whose names appear on the register of members of the Company at the close of business on September 10, 2010.

Board changes

On June 16, 2010 Dr David Ginsburg and Ms Anne Minto OBE were appointed to Shire’s Board of Directors with immediate effect. Dr Ginsburg was also appointed to Shire’s Science & Technology Committee. Ms Minto was appointed to Shire’s Remuneration Committee and assumed the Chair of that Committee on the retirement of Ms Kate Nealon from the Shire Board at the end of Ms Nealon’s term of office on July 26, 2010.

Research and development

Products in registration as at June 30, 2010

INTUNIV – for the treatment of ADHD

A sNDA was submitted to the FDA on April 28, 2010 to seek approval for INTUNIV as adjunctive treatment with long-acting oral stimulants for the treatment of ADHD in children and adolescents.

LIALDA for the maintenance of remission in ulcerative colitis in the US

On June 14, 2010 Shire submitted a sNDA and supplemental New Drug Submission (“sNDS”) to seek approval for LIALDA for the maintenance of remission of ulcerative colitis to the FDA and Health Canada. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU.

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)

Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD in the US.

VPRIV – for the treatment of Type 1 Gaucher Disease in the EU

On November 24, 2009 Shire submitted a European MAA to the EMA. On June 25, 2010 Shire received a positive opinion from the CHMP of the EMA on the marketing authorization for VPRIV in the EU. The CHMP positive opinion will now be forwarded to the EC for ratification. In addition to the CHMP positive opinion, VPRIV has received orphan drug designation from the Committee for Orphan Medical Products.

VPRIV is available prior to commercial launch on a pre-approval basis in response to the ongoing shortage of a currently marketed treatment for Gaucher disease.

REPLAGAL – for the treatment of Fabry disease

Shire filed a Biologics License Application (“BLA”) for REPLAGAL in December 2009, and in the first quarter of 2010 the FDA requested additional pharmacokinetic comparability data. As a result of this request, Shire withdrew its December BLA filing, and, at the suggestion of the FDA, requested and received Fast Track designation. Shire initiated a rolling submission of a REPLAGAL BLA.  On August 3, Shire withdrew the BLA for REPLAGAL in order to consider updating the submission with additional clinical data.

REPLAGAL is currently approved for the treatment of Fabry disease in 45 countries and was made available to US patients free of charge starting in December 2009 under an FDA-approved treatment protocol filed at the request of FDA. This protocol is now closed to enrolment. The Company is supporting a finite number of emergency Investigational New Drug requests in the US.

Products in clinical development as at June 30, 2010

Phase 3

VYVANSE for ADHD in EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the regulatory filing for VYVANSE in Europe in 2011.

LIALDA/MEZAVANT for the treatment of diverticulitis

LIALDA/MEZAVANT is being investigated as a treatment to prevent recurrent attacks of diverticulitis. Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are ongoing. Enrollment in these trials has completed and data is estimated to be available in 2012 following the completion of a 2 year dosing regimen.

FIRAZYR for Hereditary angioedema (“HAE”) in the US

Prior to its acquisition by Shire, Jerini AG received a not approvable letter for FIRAZYR from the FDA.  Shire has agreed with the FDA that an additional clinical study would be required and that a response to the not approvable letter would be filed after completion of this study.

In June 2009 Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a New Drug Application for FIRAZYR in the US in early 2011. This trial is ongoing.

Phase 2

VYVANSE for the treatment of non ADHD indications in adults
Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE as adjunctive therapy in depression, for the treatment of negative symptoms and cognitive impairment in schizophrenia, and for the treatment of cognitive impairment in depression.

Phase 1

SPD 535 for the treatment of arteriovenous grafts in hemodialysis patients
SPD 535 is in development as a novel platelet lowering agent. The initial proof-of-concept program will target prevention of thrombotic complications associated with arteriovenous grafts in hemodialysis patients.  Phase 1 development was initiated in the third quarter of 2009.

SPD 547 (Guanfacine CarrierWave, GCW) for the treatment of ADHD.

SPD 547 is in early stage development for the treatment of ADHD. A feasibility study in humans using microdosing has been completed and results indicate characteristics suitable for entering formal Phase 1 trials. The Phase 1 program is expected to be initiated in the third quarter of 2010 with results throughout 2011. GCW could potentially improve on the current guanfacine profile to minimize known food, GI and sedation effects.

HGT-2310 for the treatment of Hunter syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT (intrathecal delivery)

HGT 2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010. This product has been granted orphan designation in the US.

HGT-1410 for Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT for the treatment of Sanfilippo Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010.

Products in pre-clinical development as at June 30, 2010

HGT-1110 - for the treatment of Metachromatic Leukodystrophy

Development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing, and preclinical studies are planned for 2010. The Shire platform for direct delivery of proteins to the CNS was advanced in the first quarter of 2010 with the initiation of intrathecal delivery of idursulfase in the Phase 1/2 study in Hunter Syndrome.

HGT-2610 for the treatment of Globoid cell leukodystrophy (“GLD”)

HGT 2610 is an ERT for the treatment of GLD, a lysosomal storage disorder. This program is in early development and preclinical studies.

Other pre-clinical development projects
A number of additional projects are underway in the early stages of pre-clinical development for the SP area, including potential programs leveraging CarrierWave technology primarily focused in the areas of pain and ADHD.  More data on these programs is expected in the second half of 2010 and throughout 2011.

Results of operations for the three months to June 30, 2010 and 2009

The Company’s management analyzes product sales growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2010 product sales restated using 2009 average foreign exchange rates to 2009 actual product sales. Average exchange rates for the three and six months to June 30, 2010 were $1.49:£1.00 and $1.27:€1.00 (2009: $1.55:£1.00 and $1.36:€1.00) and $1.53:£1.00 and $1.33:€1.00 (2009: $1.49:£1.00 and $1.33:€1.00) respectively.

Financial highlights for the three months to June 30, 2010 are as follows:

•
Product sales were up 37% to $764 million (2009: $558 million) with growth from both products excluding ADDERALL XR (“Core Products”) (up 39% to $684 million) and product sales from ADDERALL XR (up 19% to $80 million). On a Non-GAAP CER basis, Core Product sales were up 42%.

•	The continued growth in Core Product sales was the result of strong performance across the portfolio:

•	VYVANSE (up 30% to $148 million, Non-GAAP CER: up 29%);
•	ELAPRASE (up 17% to $100 million, Non-GAAP CER: up 20%);
•	REPLAGAL (up 84% to $82 million, Non-GAAP CER: up 93%);
•	LIALDA/MEZAVANT (up 27% to $70 million, Non-GAAP CER: up 27%); and
•	Recently launched INTUNIV ($51 million) and VPRIV ($29 million).

•
Total revenues were up 35% (Non-GAAP CER: up 37%) to $849 million (2009: $630 million), as a result of increased product sales and higher royalties (up 24% due to higher royalty income on sales of authorized generic ADDERALL XR).

•
Operating income increased by $189 million, or 547%, to $224 million (2009: $35 million). Operating income in the second quarter of 2009 included costs of $37 million on amendment of an INTUNIV license. Excluding this item, operating income increased by $152 million in 2010 due to higher total revenues and improved total operating expense ratios compared to 2009, despite increased investment in R&D programs and selling, general and administrative (“SG&A”) costs in support of recent growth.

Results of operations for the three months to June 30, 2010 and 2009

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2010	2009	change
	$'M	$'M	%
Product sales	764.3	558.4	+37
Royalties	82.7	66.9	+24
Other revenues	2.4	4.4	-45
Total	849.4	629.7	+35

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2010	2009	growth	growth	growth1		Share1
	$'M	$'M	%	%	%		%
Specialty Pharmaceuticals
ADHD
VYVANSE	148.0	114.2	+30	+29	+29		14
ADDERALL XR	80.4	67.4	+19	+18	-24		8
INTUNIV	51.2	-	n/a	n/a	n/a		2
DAYTRANA	16.3	14.9	+9	+9	-10		1
EQUASYM	8.2	4.9	+67	+77	n/a		n/a	2

GI
LIALDA / MEZAVANT	69.6	54.6	+27	+27	+19		19
PENTASA	60.6	54.0	+12	+12	-5		15

General Products
FOSRENOL	45.1	49.6	-9	-7	-15		7
CALCICHEW	10.4	10.8	-4	+1	n/a		n/a	2
CARBATROL	23.0	20.8	+11	+11	-7		14
REMINYL/REMINYL XL	11.5	10.9	+6	+9	n/a		n/a	2
XAGRID	21.6	20.7	+4	+11	n/a		n/a	2
Other product sales	5.4	4.4	+23	+19	n/a		n/a
	551.3	427.2	+29

Human Genetic Therapies
ELAPRASE	99.8	85.3	+17	+20	n/a	2	n/a
REPLAGAL	81.9	44.4	+84	+93	n/a	3	n/a	3
VPRIV	28.7	-	n/a	n/a	n/a		n/a	2
FIRAZYR	2.6	1.5	+73	+86	n/a	3	n/a	3
	213.0	131.2	+62
Total product sales	764.3	558.4	+37

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the US market share in the week ending June 25, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the second quarter of 2010.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by higher US prescription demand, price increases taken since the second quarter of 2009 and the launch of the product in Canada during 2010, partially offset by higher sales deductions principally due to US Healthcare Reform.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

Product sales increased despite a decline in US prescription demand primarily due to the effects of product stocking and price increases taken since the second quarter of 2009. Stocking was $33 million (gross sales equivalent) in the second quarter of 2010 compared to the significant destocking in the second quarter of 2009 ($76 million gross sales equivalent) following the launch of an authorized generic version of ADDERALL XR in April 2009.

INTUNIV – ADHD

Product sales of INTUNIV included both revenue from initial stocking shipments in 2009, which were deferred in accordance with Shire’s accounting policy, and shipments made during the second quarter of 2010. At June 30, 2010 all initial stocking shipments have been recognized as revenue and no deferred revenue remains.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales growth for LIALDA/MEZAVANT continued in the second quarter of 2010, driven by increased US prescription demand and price increases, partially offset by higher sales deductions. The US oral mesalamine market was broadly flat year on year.

Litigation proceedings regarding Shire’s LIALDA/MEZAVANT patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA increased due to price increases taken since the second quarter of 2009, which more than offset lower US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the EU decreased primarily due to mandatory price reductions taken in 2010. Product sales of FOSRENOL in the US decreased due to lower US prescription demand and higher sales deductions in the second quarter of 2010 compared to the same period in 2009, which more than offset the effect of price increases taken since the second quarter of 2009.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions in which ELAPRASE is sold. On a Non-GAAP CER basis sales grew by 20% (77% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by an increase in demand due to an acceleration of patients switching to REPLAGAL in the EU, principally due to the disruption to supply of a competitor product. The growth was, in part, attributable to sales of product that will be used for the treatment of patients in the second half of 2010. Sales increased 93% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Litigation proceedings regarding Shire’s REPLAGAL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

Product sales in the US were generated on an approved basis after February 26, 2010 when approval was received from the FDA, and in the EU on a pre-approval basis via patient early access programs.

 FIRAZYR - HAE

The product sales growth was driven by increased volumes across markets in Europe. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 24% to $82.7 million for the three months to June 30, 2010 (2009: $66.9 million). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	38.1	39.4	-3
ADDERALL XR	27.5	13.6	+102
Others	17.1	13.9	+23
Total	82.7	66.9	+24

Royalty income increased by 24% due to higher royalties received on sales of authorized generic versions of ADDERALL XR (royalties in the second quarter of 2010 were received from Impax Laboratories Inc. (“Impax”),  and in the second quarter of 2009 were received from Teva Pharmaceuticals Industries Ltd (“Teva”)) and higher other royalties principally on sales of FOSRENOL in Japan. Royalties received for 3TC and Zeffix from GlaxoSmithKline (“GSK”) were lower in 2010 compared to 2009 as 3TC royalties were adversely impacted by increased competition from other treatments.

Cost of product sales

Cost of product sales increased to $119.1 million for the three months to June 30, 2010 (16% of product sales), up from $96.4 million in the corresponding period in 2009 (2009: 17% of product sales). The decrease in cost of product sales as a percentage of product sales in the second quarter of 2010 compared to the same period in 2009, primarily resulted from changes in product mix towards higher margin products.

For the three months to June 30, 2010 cost of product sales included depreciation of $9.8 million (2009: $7.9 million) and amortization of $0.4 million (2009: $0.4 million).

R&D

R&D expenditure decreased to $147.0 million for the three months to June 30, 2010 (19% of product sales), compared to $158.7 million in the corresponding period in 2009 (28% of product sales). R&D costs in the three months to June 30, 2009 included costs of $36.9 million (7% of product sales) related to the payment to amend an INTUNIV in-licensing agreement. Excluding these costs, R&D increased by $25.2 million in second quarter of 2010 compared to the same period in 2009 as the Company has continued to increase investment in R&D programs, principally VYVANSE international, INTUNIV, LIALDA and other early stage development programs. For the three months to June 30, 2010 R&D included depreciation of $3.5 million (2009: $3.8 million).

SG&A

SG&A expenses increased to $354.4 million (46% of product sales) for the three months to June 30, 2010 from $334.7 million (60% of product sales) in the corresponding period in 2009 (as a percentage of product sales a decrease of 14 percentage points). SG&A increased in 2010 over 2009 in part due to increased selling and marketing costs incurred to support recently launched products and growth into new markets. For the three months to June 30, 2010 SG&A included depreciation of $16.6 million (2009: $15.9 million) and amortization of $33.8 million (2009: $34.3 million).

Gain on sale of product rights

For the three months to June 30, 2010 Shire recorded a gain of $4.1 million (2009: $nil) on the sale of product rights. This gain had been deferred pending the transfer of the relevant consents following the disposal of the product concerned to Laboratorios Almirall S.A. in 2007.

Reorganization costs

For the three months to June 30, 2010 Shire recorded reorganization costs of $8.6 million (2009: $2.9 million) relating to the transfer of manufacturing from its Owings Mills facility of $3.3 million (2009: $2.9 million) and due to the establishment of Swiss commercial hub of $5.3 million (2009: $nil).

Interest expense

For the three months to June 30, 2010 the Company incurred interest expense of $8.3 million (2009: $10.1 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other (expense)/income, net

For the three months to June 30, 2010 the Company recognized a net expense of $2.6 million (2009: $4.7 million net income) within Other (expense)/income, net. The expense in the second quarter of 2010 resulted from the loss of $3.6 million on extinguishment of finance obligations following the acquisition of Lexington Technology Park in June 2010. In the second quarter of 2009 the Other income principally resulted from foreign exchange gains.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months to June 30, 2010 the effective tax rate was 25% (2009: -78%).

The high negative tax rate in 2009 resulted from the favorable rate impact of two discrete items that arose during the second quarter of 2009: (i) the recognition of tax attributes amounting to $27.0 million following Massachusetts state tax law changes enacted during the second quarter of 2009 which enabled the Company to reduce valuation allowances in respect of State tax credits and loss carry-forwards, together with the effect of the change in the effective State tax rate on the net State deferred tax balance, and (ii) recognition of a tax deduction of $13.0 million at a rate higher than the Company’s effective rate, on the payment made during the second quarter of 2009 to amend a license agreement for INTUNIV. Excluding both of these discrete items would have resulted in an effective tax rate of 25%.

Results of operations for the six months to June 30, 2010 and 2009

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2010	2009	change
	$'M	$'M	%
Product sales	1,482.4	1,314.3	+13
Royalties	178.0	117.5	+51
Other revenues	5.1	15.6	-67
Total	1,665.5	1,447.4	+15

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to June 30,	6 months to June 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2010	2009	growth	growth	growth1	Share1
	$'M	$'M	%	%	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	302.4	230.7	+31	+31	+31	14
ADDERALL XR	172.2	363.3	-53	-53	-48	8
INTUNIV	85.7	-	n/a	n/a	n/a	2
DAYTRANA	34.7	34.8	<-1	-	-11	1
EQUASYM	10.6	4.9	+116	+123	n/a	n/a	2

GI
LIALDA / MEZAVANT	133.2	104.0	+28	+28	+21	19
PENTASA	118.8	105.2	+13	+13	-5	15

General Products
FOSRENOL	92.1	89.5	+3	+2	-14	7
CALCICHEW	19.8	20.4	-3	-4	n/a	n/a	2
CARBATROL	43.1	38.9	+11	+11	-7	14
REMINYL/REMINYL XL	23.9	18.3	+31	+28	n/a	n/a	2
XAGRID	45.0	40.8	+10	+10	n/a	n/a	2
Other product sales	11.1	8.9	+25	+17	n/a	n/a
	1,092.6	1,059.7	+3

Human Genetic Therapies
ELAPRASE	200.6	168.0	+19	+18	n/a	n/a	2
REPLAGAL	149.9	84.6	+77	+77	n/a	n/a	3
VPRIV	34.5	-	n/a	n/a	n/a	n/a	2
FIRAZYR	4.8	2.0	+140	+143	n/a	n/a	3
	389.8	254.6	+53
Total product sales	1,482.4	1,314.3	+13

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the US market share in the week ending June 25, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first half of 2010.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by higher US prescription demand, price increases taken since the first six months of 2009 and the launch of the product in Canada during 2010, partially offset by higher sales deductions principally due to US Healthcare Reform.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the six months to June 30, 2010 as a result of lower US prescription demand, a corresponding reduction in ADDERALL XR’s share of the US ADHD market (8% for the six months to June 30, 2010, compared to 16% in 2009) and higher sales deductions as a percentage of branded ADDERALL XR gross sales (69% in 2010 compared to 47% in 2009). These declines resulted from the launch of authorized generic versions by Teva and Impax in April and October 2009 respectively, (the first quarter of 2009 represented the final quarter of exclusivity for ADDERALL XR). The above factors offset the positive effect of price increases taken since the first half of 2009 and stocking. Stocking was $11 million (gross sales equivalent) in the first half of 2010 compared to the significant destocking in the first half of 2009 ($92 million gross sales equivalent) as a result of the launch of an authorized generic version in April 2009.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (the “Medicaid rebate legislation”). As a result, more than one unit rebate amount (“URA”) is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the six months to June 30, 2010, the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to the Center for Medicare and Medicaid Services, (“CMS”) using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. However, CMS could disagree with the Company’s interpretation, and require Shire to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $190 million above the recorded liability. For rebates in respect of 2009 prescriptions of ADDERALL XR (“2009 rebates”) this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of Healthcare Reform, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation, Shire could seek to limit any additional payments for 2009 Rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $110 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

INTUNIV – ADHD

Product sales of INTUNIV include both revenue from initial stocking shipments in 2009, which were deferred in accordance with Shire’s accounting policy, and shipments made in the six months to June 30, 2010. At June 30, 2010 all initial stocking shipments have been recognized as revenue and no deferred revenue remains.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales growth for LIALDA/MEZAVANT continued in the six months to June 30, 2010, driven by increased US prescription demand and price increases, partially offset by higher sales deductions. The US oral mesalamine market was broadly flat year on year.

Litigation proceedings regarding Shire’s LIALDA/MEZAVANT patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA increased due to price increases taken since the first half of 2009, which more than offset lower US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL increased in the six months to June 30, 2010 due to the growth in its share of existing markets outside the US, price increases and growth in non-retail demand. These factors were offset by mandatory price reductions in the EU, and higher sales deductions and a decline in retail prescription demand in the US.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions where ELAPRASE is sold. On a Non-GAAP CER basis sales grew by 18% (77% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by an increase in demand due to an acceleration of patients switching to REPLAGAL in the EU, principally due to the disruption to supply of a competitor product. The growth was, in part, attributable to the sales of product that will be used in the treatment of patients in the second half of 2010. Sales increased 77% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Litigation proceedings regarding Shire’s REPLAGAL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

Product sales in the US were generated on an approved basis after February 26, 2010 when approval was received from the FDA, and in the EU on a pre-approval basis via patient early access programs. On the June 25, 2010, the CHMP issued a positive opinion on VPRIV, which has been forwarded to the European Commission for ratification.

FIRAZYR - HAE

The product sales growth was driven by increased volumes across markets in Europe. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 51% to $178.0 million for the six months to June 30, 2010 (2009: $117.5 million). The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	74.7	78.3	-5
ADDERALL XR	68.3	13.6	+402
Others	35.0	25.6	+37
Total	178.0	117.5	+51

Royalty income increased by 51% due to higher royalties received on sales of authorized generic versions of ADDERALL XR (royalties in 2010 were received from Impax, and in 2009 were received from Teva) and higher other royalties principally on sales of FOSRENOL in Japan. Royalties received for 3TC and Zeffix from GSK were lower in 2010 compared to 2009 as 3TC royalties were adversely impacted by increased competition from other treatments.

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

Cost of product sales

Cost of product sales increased to $221.0 million for the six months to June 30, 2010 (15% of product sales), up from $180.0 million in the corresponding period in 2009 (2009: 14% of product sales). The increase in cost of goods as a percentage of product sales primarily resulted from lower gross margins on ADDERALL XR in 2010 compared to 2009 following the launch by Teva and Impax of their authorized generic versions of ADDERALL XR in April and October 2009. This decline offset the changes to product mix within the Company’s Core Products portfolio towards higher margin products in 2010 compared to 2009.

For the six months to June 30, 2010 cost of product sales included depreciation of $18.4 million (2009: $11.5 million). Depreciation charged in 2010 is higher than 2009 due to accelerated depreciation of $12.1 million (2009: $3.0 million) following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

R&D

R&D expenditure decreased to $278.0 million for the six months to June 30, 2010 (19% of product sales), compared to $344.6 million in the corresponding period in 2009 (26% of product sales). R&D costs in the six months to June 30, 2009 included a charge of $36.9 million (3% of product sales) related to the payment to amend an INTUNIV in-license agreement and $65.0 million (5% of product sales) following the agreement with Duramed Pharmaceuticals, Inc. to terminate development of the Women’s Health products. Excluding these termination and license costs, R&D increased by $35.3 million in the first half of 2010 compared to the same period in 2009 as the Company has continued to increase investment in R&D programs, principally VYVANSE international, INTUNIV, LIALDA and other early stage development programs. For the six months to June 30, 2010 R&D included depreciation of $7.2 million (2009: $7.8 million).

SG&A

SG&A expenses increased to $714.3 million (48% of product sales) for the six months to June 30, 2010 from $653.3 million (50% of product sales) in the corresponding period in 2009, primarily due to increased selling and marketing costs incurred to support recently launched products and growth into new markets. For the six months to June 30, 2010 SG&A included depreciation of $32.9 million (2009: $30.7 million) and amortization of $68.4 million (2009: $66.8 million).

Gain on sale of product rights

For the six months to June 30, 2010 Shire recorded a gain of $4.1 million (2009: $nil) on the sale of product rights. This gain had been deferred pending the transfer of the relevant consents following the disposal of the product concerned to Laboratorios Almirall S.A. in 2007.

Reorganization costs

For the six months to June 30, 2010 Shire recorded reorganization costs of $13.6 million (2009: $5.1 million) principally relating to the transfer of manufacturing from its Owings Mills facility of $6.7 million (2009: $5.1 million) and establishment of Swiss commercial hub of $6.9 million (2009: $nil).

Interest expense

For the six months to June 30, 2010 the Company incurred interest expense of $17.3 million (2009: $21.2 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other (expense)/income, net

For the six months to June 30, 2010 the Company recognized income, net of $8.2 million (2009: $54.9 million). In the six months to June 30, 2010 Shire recognized a gain of $11.1 million (2009: $55.2 million) relating to the disposal of its investment in Virochem in March 2009. At that time an element of the consideration was held in escrow for twelve months pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The consideration was released from escrow in March 2010, resulting in gain of $11.1 million being recognized in the six months to June 30, 2010.

This gain in the six months to June 30, 2010 was offset by a loss of $3.6 million related to the extinguishment of building finance obligations following the acquisition of Lexington Technology Park in June 2010.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. During the six months to June 30, 2010 the effective tax rate was 25% (2009: 9%).

The low effective tax rate for the six months to June 30, 2009 resulted from the favorable rate impact of two discrete items that arose during the second quarter of 2009: (i) the recognition of tax attributes amounting to $27.0 million following Massachusetts state tax law changes enacted during the second quarter of 2009 which enabled the Company to reduce valuation allowances in respect of State tax credits and loss carry-forwards, together with the effect of the change in the effective State tax rate on the net State deferred tax balance, and (ii) recognition of a tax deduction of $13.0 million at a rate higher than the Company’s effective rate on the payment made during the second quarter of 2009 to amend a license agreement for INTUNIV. Excluding both of these discrete items would have resulted in an effective tax rate of 20% in the six months to June 30, 2009. The effective rate of tax in 2010 (25%) was higher than this underlying rate in 2009 (20%) due to unfavorable changes in profit mix in 2010 compared to 2009.

Financial condition at June 30, 2010 and December 31, 2009

Cash and cash equivalents

Cash and cash equivalents have increased by $183.6 million to $682.5 million at June 30, 2010 (December 31, 2009: $498.9 million). Cash generated by operating activities of $469.9 million in the six months to June 30, 2010 was partially offset by the cost of acquiring Lexington Technology Park, other investments in Property plant and equipment and the dividend payment.

Inventories

Inventories have increased by $43.0 million to $232.7 million at June 30, 2010 (December 31, 2009: $189.7 million), primarily due to increase in the production of the Company’s HGT products in the anticipation of higher future demand.

Prepaid expenses and other current assets

Prepaid expenses and other currents assets have increased by $79.9 million to $195.1 million at June 30, 2010 (December 31, 2009: $115.2 million), principally due to the increase in income tax receivables.

Property, plant and equipment, net

Property, plant and equipment, net increased by $124.3 million to $801.1 million at June 30, 2010 (December 31, 2009: $676.8 million), principally due to the acquisition of and construction at the Lexington Technology Park.

Other intangible assets, net

Other intangible assets, net have decreased by $137.6 million to $1,653.1 million at June 30, 2010 (December 31, 2009: $1,790.7 million). The decrease is principally due to amortization charges ($69.3 million) and translational foreign exchange losses ($71.0 million) on non-US dollar denominated intangible assets.

Accounts payable and accrued expenses

Accounts payable and accrued expenses have increased by $102.8 million to $1,031.9 million (December 31, 2009: $929.1 million), primarily due to higher accrued Medicaid rebates, partially offset by the decrease in deferred revenue  on recognition into revenues of INTUNIV initial stocking shipments.

Other long term debt

Other long term debt has decreased by $36.8 million to $6.8 million at June 30, 2010 (December 31, 2009: $43.6 million), due to the extinguishment of building finance obligations following the acquisition of Lexington Technology Park.

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

Shire’s balance sheet includes $682.5 million of cash and cash equivalents at June 30, 2010. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a revolving credit facility until 2012 of $1,200 million, which is currently undrawn.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures, the acquisition of Movetis, interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	$’M	$’M
Cash and cash equivalents	682.5	498.9
Convertible debt	1,100.0	1,100.0
Building financing obligation	7.3	46.7
Total debt	1,107.3	1,146.7
Net debt	(424.8)	(647.8)

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2010 increased by $213.9 million to $469.9 million (2009: $256.0 million), primarily due to higher cash receipts from product sales and royalties, cash inflows from forward foreign exchange contracts in 2010 compared to outflows in 2009, partially offset by higher cash tax payments in the first half of 2010 compared to the same period in 2009.

Net cash used in investing activities was $202.7 million in the six months to June 30, 2010. This included cash expenditure on property, plant and equipment of $208.1 million. Capital expenditure on property, plant and equipment includes $121.8 million for the acquisition of new properties and properties occupied under operating leases, and $46.9 million on construction work, at Lexington Technology Park.

Net cash used in investing activities was $163.4 million in the six months to June 30, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million, acquiring additional interests in Jerini of $2.7 million and expenditure on property, plant and equipment of $101.8 million. These cash outflows were partially offset by receipts of $19.6 million from the sale of non-current investments and Property, plant and equipment. Capital expenditure on property, plant and equipment included $64.1 million on construction work at Lexington Technology Park, $11.2 million on construction work at the UK office in Basingstoke, Hampshire, $8.3 million on other leasehold improvements and $14.7 million on infrastructure and capital management projects in the US.

Net cash used in financing activities was $89.7 million for the six months to June 30, 2010, including the dividend payment of $49.8 million and $43.1 million to extinguish building finance obligations.

Net cash used in financing activities was $46.0 million for the six months to June 30, 2009 of which $43.0 million related to the dividend payment.

Obligations and commitments

During the six months to June 30, 2010 other than the acquisition of Lexington Technology Park and the extinguishment of related operating leases and building finance obligations, there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 15 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

As at June 30, 2010 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 14 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

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

10.09*	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo

Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (18)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)

10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010. (35)

10.27	Amendment to the Shire Portfolio Share Plan as adopted by the Annual General meeting held on April 27, 2010. (36)

21	List of Subsidiaries. (37)

31.1	Certification of Angus Russell pursuant to Rule 13a – 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a – 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*    Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(35)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.

(36)	Incorporated by reference to Exhibit 10.27 to Shire’s Form 10-Q filed on May 6, 2010.

(37)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	By:	/s/ Angus Russell

August 9, 2010		Angus Russell Chief Executive Officer

Date:	By:	/s/ Graham Hetherington

August 9, 2010		Graham Hetherington Chief Financial Officer