Form 10-Q/A
period 2010-06-30
Shire plc
filed 2010-08-25
CIK 936402

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the Form 10-Q), is to file Exhibit 101 to the Form 10-Q.  Exhibit 101 consists of the following materials from Shire plc’s Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission (SEC) on August 9, 2010, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Unaudited Consolidated Statements of Income for the three months and six months to June 30, 2010 and June 30, 2009; (iii) Unaudited Consolidated Statement of Changes in Equity for the six months to June 30, 2010; (iv) Unaudited Consolidated Statements of Comprehensive Income for the three months and six months to June 30, 2010 and June 30, 2009; (v) Unaudited Consolidated Statements of Cash Flows for the six months to June 30, 2010 and June 30, 2009; and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

101***
The following materials from Shire plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statement of Changes in Equity; (iv) Unaudited Consolidated Statements of Comprehensive Income; (v) Unaudited Consolidated Statements of Cash Flows; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

**	Filed with our Form 10-Q as filed on August 9, 2010.
***	Furnished with this Form 10-Q/A.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(6)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(10)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(12)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(14)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(19)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(23)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(24)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(27)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(32)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(35)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.

(36)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(37)	Incorporated by reference to Exhibit 21 to Shire’s Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIRE PLC
(Registrant)

Date:
August 25, 2010	/s/ Angus Russell By: Angus Russell Chief Executive Officer

Date:
August 25, 2010	/s/ Graham Hetherington By: Graham Hetherington Chief Financial Officer