Form 10-Q
period 2010-09-30
Shire plc
filed 2010-11-05
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010

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

As at October 29, 2010 the number of outstanding ordinary shares of the Registrant was 562,177,929.

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
ELAPRASE® (idursulfase)
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
RESOLOR® (prucalopride)
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
VENVANSE (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2010	2009
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		193.3	498.9
Restricted cash	2	605.1	33.1
Accounts receivable, net	4	722.1	597.5
Inventories	5	252.6	189.7
Assets held for sale	6	61.5	1.7
Deferred tax asset		145.8	135.8
Prepaid expenses and other current assets	7	179.6	113.5
Total current assets		2,160.0	1,570.2

Non-current assets:
Investments	8	89.1	105.7
Property, plant and equipment, net	9	818.6	676.8
Goodwill		375.0	384.7
Other intangible assets, net	10	1,567.2	1,790.7
Deferred tax asset		86.3	79.0
Other non-current assets		5.4	10.4
Total assets		5,101.6	4,617.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	1,098.1	929.1
Deferred tax liability		2.9	2.9
Other current liabilities	12	70.2	88.0
Total current liabilities		1,171.2	1,020.0

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Other long-term debt	13	6.8	43.6
Deferred tax liability		356.1	294.3
Other non-current liabilities	14	169.7	247.1
Total liabilities		2,803.8	2,705.0
Commitments and contingencies	15

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30,	December 31,
		2010	2009
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.2 million shares issued and outstanding (2009: 1,000 million shares authorized; and 561.5 million shares issued and outstanding)		55.7	55.6
Additional paid-in capital		2,731.9	2,677.6
Treasury stock: 14.9 million shares (2009: 17.8 million shares)		(299.0)	(347.4)
Accumulated other comprehensive income		108.6	149.1
Accumulated deficit		(299.4)	(622.4)
Total equity		2,297.8	1,912.5
Total liabilities and equity		5,101.6	4,617.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2010	2009	2010	2009
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		794.3	602.5	2,276.8	1,916.8
Royalties		76.5	60.3	254.5	177.8
Other revenues		3.5	4.2	8.6	19.8
Total revenues		874.3	667.0	2,539.9	2,114.4
Costs and expenses:
Cost of product sales (1)		112.7	104.9	333.7	284.9
Research and development		197.9	147.8	475.9	492.5
Selling, general and administrative (1)		392.4	320.6	1,106.7	973.8
Gain on sale of product rights		-	(6.3)	(4.1)	(6.3)
Reorganization costs	3	9.7	2.0	23.3	7.1
Integration and acquisition costs		5.8	6.2	6.4	10.0
Total operating expenses		718.5	575.2	1,941.9	1,762.0

Operating income		155.8	91.8	598.0	352.4

Interest income		1.0	0.2	1.9	1.5
Interest expense		(8.3)	(9.4)	(25.6)	(30.6)
Other income, net		0.8	7.0	9.0	61.9
Total other (expense)/income, net		(6.5)	(2.2)	(14.7)	32.8
Income from continuing operations before income taxes and equity in (losses)/earnings of equity method investees		149.3	89.6	583.3	385.2
Income taxes		(52.7)	(30.6)	(160.8)	(56.7)
Equity in (losses)/earnings of equity method investees, net of taxes		(0.3)	0.6	0.2	1.0
Income from continuing operations, net of taxes		96.3	59.6	422.7	329.5

Loss from discontinued operations (net of income tax expense of $nil in all periods)		-	-	-	(12.4)
Net income		96.3	59.6	422.7	317.1

Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	-	-	0.2
Net income attributable to Shire plc		96.3	59.6	422.7	317.3
(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to September 30, 2010 (2009: $0.4 million) and $1.3 million for the nine months to September 30, 2010 (2009: $1.3 million). Selling, general and administrative costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $73.9 million for the three months to September 30, 2010 (2009: $34.8 million) and $142.3 million for the nine months to September 30, 2010 (2009: $101.6 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		9 months to		9 months to
		September 30,		September 30,		September 30,		September 30,
	Notes	2010		2009		2010		2009
Earning per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders		17.6	c	11.0	c	77.4	c	61.1	c

Loss from discontinued operations attributable to Shire plc shareholders		-		-		-		(2.3c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic		17.6	c	11.0	c	77.4	c	58.8	c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders		17.3	c	10.9	c	76.0	c	60.3	c

Loss from discontinued operations attributable to Shire plc shareholders		-		-		-		(2.3c	)
Earnings per ordinary share attributable to Shire plc shareholders - diluted		17.3	c	10.9	c	76.0	c	58.0	c

Weighted average number of shares (millions):
Basic	18	547.0		540.6		546.1		540.0
Diluted	18	556.7		548.3		589.7		547.1

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$’M	$’M	$’M	$’M
Amounts attributable to Shire plc

Income from continuing operations, net of taxes	96.3	59.6	422.7	329.7
Loss from discontinued operations, net of taxes	-	-	-	(12.4)
Net income attributable to Shire plc	96.3	59.6	422.7	317.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5

Net income	-	-	-	-	-	422.7	422.7

Foreign currency translation	-	-	-	-	(21.3)	-	(21.3)

Options exercised	0.1	0.7	1.7	-	-	-	1.8

Share-based compensation	-	-	45.8	-	-	-	45.8

Excess tax benefit associated with exercise of stock options	-	-	6.8	-	-	-	6.8

Shares purchased by the Employee Share Ownership Trust ("ESOT")	-	-	-	(1.7)	-	-	(1.7)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	50.1	-	(49.9)	0.2

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(20.7)	-	(20.7)

Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	1.5	-	1.5

Dividends	-	-	-	-	-	(49.8)	(49.8)

As at September 30, 2010	55.7	562.2	2,731.9	(299.0)	108.6	(299.4)	2,297.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2010 Shire plc declared and paid dividends of 9.250 US cents per ordinary share (equivalent to 27.750 US cents per American Depositary Share) totalling $49.8 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$'M	$'M	$'M	$'M

Net income	96.3	59.6	422.7	317.1
Other comprehensive income:
Foreign currency translation adjustments	60.9	28.4	(21.3)	39.8
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $nil, $nil, $2.6 million and $nil)	1.9	(2.3)	(20.7)	9.0
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil, $nil and $nil)	-	0.8	1.5	0.8
Comprehensive income	159.1	86.5	382.2	366.7
Add: net loss attributable to the noncontrolling interest in subsidiaries	-	-	-	0.2
Comprehensive income attributable to Shire plc	159.1	86.5	382.2	366.9

The components of accumulated other comprehensive income as at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	$’M	$’M
Foreign currency translation adjustments	115.4	136.7
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes	(6.8)	12.4
Accumulated other comprehensive income	108.6	149.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2010	2009
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	422.7	317.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	12.4
Depreciation and amortization	189.2	177.4
Share based compensation	44.2	50.1
Impairment of intangible assets1	42.7	-
Gain on sale of non-current investments	(11.1)	(55.2)
Gain on sale of product rights	(4.1)	(6.3)
Other	5.2	11.5
Movement in deferred taxes	48.7	(87.5)
Equity in earnings of equity method investees	(0.2)	(1.0)
Changes in operating assets and liabilities:
Increase in accounts receivable	(138.0)	(156.4)
Increase in sales deduction accrual	169.0	212.2
Increase in inventory	(54.1)	(24.2)
Increase in prepayments and other current assets	(67.7)	(8.1)
Decrease in other assets	0.7	5.3
Decrease in accounts payable and other liabilities	(41.0)	(56.3)
Returns on investment from joint venture	5.8	4.9
Cash flows used in discontinued operations	-	(5.9)
Net cash provided by operating activities (A)	612.0	390.0

CASH FLOWS FROM INVESTING ACTIVITIES
Movements in restricted cash	(547.0)	(10.1)
Payments on foreign exchange contracts related to Movetis NV acquisition	(21.2)	-
Purchases of subsidiary undertakings and businesses, net of cash acquired	-	(75.5)
Purchases of non-current investments	(1.0)	-
Purchases of property, plant and equipment	(261.7)	(169.4)
Purchases of intangible assets	(2.7)	(7.0)
Proceeds from disposal of non-current investments and property, plant and equipment	2.1	19.7
Proceeds from disposal of subsidiary undertakings	-	6.7
Returns from equity investments	-	0.2
Net cash used in investing activities (B)	(831.5)	(235.4)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2010	2009
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building finance obligation	(1.8)	(3.9)
Extinguishment of building finance obligation	(43.1)	-
Tax benefit of stock based compensation	9.6	-
Proceeds from exercise of options	2.1	2.8
Payment of dividend	(49.8)	(43.0)
Payments to acquire shares by ESOT	(1.7)	(1.0)
Net cash used in financing activities(C)	(84.7)	(45.1)
Effect of foreign exchange rate changes on cash
and cash equivalents (D)	(1.4)	5.0
Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(305.6)	114.5
Cash and cash equivalents at beginning of period	498.9	218.2
Cash and cash equivalents at end of period	193.3	332.7

Supplemental information associated with continuing
operations:

	9 months to	9 months to
	September 30,	September 30,
	2010	2009
	$’M	$’M

Interest paid	(11.7)	(17.4)
Income taxes paid	(291.6)	(205.2)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	9.1	50.8
Building financing obligation	-	7.1

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period and the Company believes that the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results to be expected for the full year.

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

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance will be effective for fiscal years beginning on or after December 15, 2010. The Company has historically accounted for share based payment awards in accordance with the guidance, and therefore does not currently expect the guidance to impact its consolidated financial position, results of operations or cash flows.

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

2.           Business combinations

Acquisition of Movetis NV

On September 6, 2010 Shire launched a voluntary public takeover offer for all the shares and warrants in Movetis NV (“Movetis”), a Belgium-based specialty gastro-intestinal (“GI”) company, at a price of €19 per share in cash, equivalent to $592.0 million at closing of the transaction.

On October 12, 2010 the Company’s wholly owned subsidiary, Shire Holdings Luxembourg S.a.r.l. acquired 99.21% of the shares of Movetis as a result of the successful tender offer. Shire is proceeding with a statutory squeeze-out of those shares and warrants not tendered in the offer in accordance with applicable Belgian legislation. An additional tender period opened, on the same terms, on October 12, 2010 and closed on November 2, 2010. Shares and warrants not tendered to the additional offer will transfer to Shire by operation of law on November 8, 2010. Movetis shares were delisted from Euronext Brussels at close of trading on November 2, 2010. The acquisition was funded from Shire’s existing cash resources. During the third quarter Shire deposited €428 million into a blocked account to be used exclusively to pay the purchase price. At September 30, 2010 these funds, equivalent to $584.0 million are presented within restricted cash.

The acquisition of Movetis will be accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Movetis will be recorded at the date of acquisition at their fair value. Shire’s consolidated financial statements and results of operations will reflect these values, with the results of Movetis included from October 12, 2010. The acquisition significantly broadens Shire’s global GI portfolio and adds growing revenues from RESOLOR, a new chemical entity indicated for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Movetis has the rights to RESOLOR in the European Union (“EU”), Iceland, Lichtenstein, Norway and Switzerland and is entitled to royalties on sales of RESOLOR outside of Europe from J&J. The acquisition also brought to Shire world-class research and development talent and a promising GI pipeline.

In the three and nine months to September 30, 2010 the Company expensed transaction costs of $5.4 million relating to the Movetis acquisition, which have been recorded within integration and acquisition costs in the Company’s income statement. As the initial accounting for the business combination has not yet been completed, the Company has not disclosed within this Form 10-Q the amounts recognized for each major class of assets and liabilities, the factors leading to the goodwill arising on acquisition, or pro forma financial information for Shire and Movetis. The Company will include further disclosure relating to the Movetis acquisition in its Form 10-K for the year ended December 31, 2010.

EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of attention deficit and hyperactivity disorder (“ADHD”) from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included within the recognized purchase price for the acquisition is further consideration of $18.2 million, of which $12.0 million was paid to UCB in the nine months to September 30, 2010 and the remaining $6.2 million may become payable in 2011 if certain sales targets are met. This acquisition broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL was accounted for as a business combination. The purchase price was allocated to the currently marketed products ($73.0 million), in process research and development (“IPR&D”) ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million).

3.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain commercial and research and development (“R&D”) operations to Switzerland to support its Human Genetic Therapies ("HGT") and Specialty Pharmaceuticals ("SP") businesses outside the US. In the nine months to September 30, 2010, the Company incurred reorganization costs totaling $14.0 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland will be effected over 2010 and 2011. The Company estimates that further costs of approximately $16 to 24 million will be incurred over the remainder of 2010 and 2011.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. During the nine months to September 30, 2010 the Company incurred reorganization costs of $9.3 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $22.0 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the nine months to September 30, 2010 incurred accelerated depreciation of $18.3 million, which has been charged to Cost of product sales. Consequently, the Company estimates an accelerated depreciation charge, over the level which would have been charged absent the wind down of operations, of $5.4 million in the fourth quarter of 2010. The reorganization costs and accelerated depreciation have been recorded within the SP reportable segment.

Jerini non-core operations

In the second quarter of 2009 the operations of Jerini Ophthalmic, Inc, and certain other non-core pre-clinical operations acquired through the acquisition of Jerini AG (“Jerini”) were closed down, and the Company recorded a closure costs liability of $9.1 million, relating to employee involuntary termination benefits, contract termination costs and other closure costs. The Company paid all remaining closure costs during the nine months to September 30, 2010 and no liability for these closure costs remains at September 30, 2010.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at September 30, 2010 is as follows:

				Closing
	Opening liability	Amount		liability at
	at January 1,	charged to re-		September 30,
	2010	organization	Paid/Utilized	2010
	$'M	$'M	$'M	$'M

Involuntary termination benefits	4.1	8.5	(3.4)	9.2
Contract termination costs	2.8	-	(2.8)	-
Other termination costs	-	14.8	(14.0)	0.8
	6.9	23.3	(20.2)	10.0

At September 30, 2010 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($6.9 million) and other non-current liabilities ($3.1 million).

4.           Accounts receivable, net

Accounts receivable at September 30, 2010 of $722.1 million (December 31, 2009: $597.5 million), are stated net of a provision for discounts and doubtful accounts of $21.4 million (December 31, 2009: $20.8 million).

Provision for discounts and doubtful accounts:

	2010	2009
	$’M	$’M
As at January 1,	20.8	20.2
Provision charged to operations	130.8	85.4
Provision utilization	(130.2)	(82.8)
Reclassification	-	(8.3)
As at September 30,	21.4	14.5

At September 30, 2010 accounts receivable included $67.0 million (December 31, 2009: $92.4 million) related to royalty income.

5.           Inventories

Inventories are stated at the lower of cost or market value and comprise:

	September 30,	December 31,
	2010	2009
	$’M	$’M
Finished goods	66.1	50.9
Work-in-progress	137.8	102.1
Raw materials	48.7	36.7
	252.6	189.7

At September 30, 2010 inventories included $nil (December 31, 2009: $18.8 million) for products which have not yet received regulatory approval. Pre-approval inventories at December 31, 2009 included VPRIV, which was granted marketing approval by the US Food and Drug Administration (“FDA”) on February 26, 2010 and marketing authorization by the European Commission on August 26, 2010.

6.           Assets held for sale

Assets held for sale at September 30, 2010 of $61.5 million (December 31, 2009: $1.7 million), comprised intangible assets ($56.0 million) and inventory ($5.5 million) relating to DAYTRANA (“the DAYTRANA disposal group”).

On August 10, 2010 the Company announced that it had agreed to divest DAYTRANA to Noven. Noven developed and manufactures DAYTRANA, and Shire licensed DAYTRANA from Noven in 2003. On approval of the divestment, the held for sale criteria were met, and the Company recognized an impairment loss of $42.7 million to record the DAYTRANA disposal group at the lower of its carrying amount or fair value less costs to sell. The impairment loss has been recorded to selling, general and administrative expenses in the three and nine months to September 30, 2010. The DAYTRANA disposal group formed part of the Specialty Pharmaceuticals operating segment.

The divestment became effective on October 1, 2010. No consideration was received at the time of divestment; however future consideration is receivable from Noven dependent on DAYTRANA’s future performance. On divestment Shire recorded the fair value of the contingent consideration receivable from Noven ($56.0 million) within current assets and non-current assets. No gain or loss was recorded on divestiture, however in future periods gains or losses may be recorded on any change in the fair value of the contingent consideration.

7.           Prepaid expenses and other current assets

	September 30,	December 31,
	2010	2009
	$’M	$’M
Prepaid expenses	41.4	44.9
Income tax receivable	90.7	-
Value added taxes receivable	17.6	37.3
Other current assets	29.9	31.3
	179.6	113.5

The income tax receivable of $90.7 million (December 31, 2009: $nil) includes taxes on inter-company sales (which are recorded as prepaid assets until the related inventory has been sold to a third party customer) and interim tax payments on account made during the nine months to September 30, 2010.

8.           Investments

On March 12, 2009 the Company completed the disposal of its investment in Virochem Pharma Inc. (“Virochem”) to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. In 2009 Shire received consideration of $19.2 million in cash and 2 million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain of $55.2 million in Other (expense)/income, net in the nine months to September 30, 2009.

In the nine months to September 30, 2010 the Company received further consideration of $2.0 million in cash and 0.2 million Vertex shares (valued at $9.1 million) which had been held in escrow until certain substantive conditions expired in March 2010. The Company recognized an additional gain on disposal of $11.1 million in Other (expense)/income, net in the nine months to September 30, 2010.

The Vertex stock received has been accounted for as an available-for-sale investment.

9.           Property, plant and equipment, net

	September 30,	December 31,
	2010	2009
	$’M	$’M
Land and buildings	523.6	398.7
Office furniture, fittings and equipment	296.1	280.5
Warehouse, laboratory and manufacturing equipment	115.1	114.5
Assets under construction	280.1	193.2
	1,214.9	986.9
Less: Accumulated depreciation	(396.3)	(310.1)
	818.6	676.8

Depreciation expense for the nine months to September 30, 2010 was $87.5 million (nine months to September 30, 2009: $77.5 million).

Purchase of the Lexington Technology Park campus in Lexington, Massachusetts

On June 30, 2010 Shire completed the purchase of certain properties on the Lexington Technology Park campus in Lexington, Massachusetts, some of which the Company had previously leased, for a cash purchase price of $165.0 million paid during the nine months to September 30, 2010. The purchase price of $165.0 million has been allocated to the acquired properties using a relative fair value approach: $121.9 million has been recorded as Property, plant and equipment, being land ($72.1 million) and buildings ($49.8 million). The remaining $43.1 million relates to the extinguishment of existing building finance obligations, and has been applied against the relevant financing obligations, (see note 13).

10.           Other intangible assets, net

	September 30,	December 31,
	2010	2009
	$’M	$’M
Intellectual property rights acquired
Currently marketed products	2,216.6	2,351.6
IPR&D	6.1	6.1
Favorable manufacturing contracts	8.7	8.7
	2,231.4	2,366.4

Less: Accumulated amortization	(664.2)	(575.7)
	1,567.2	1,790.7

At September 30, 2010 the net book value of intangible assets allocated to the SP segment was $1,056.5 million (December 31, 2009: $1,238.0 million) and in the HGT segment was $510.7 million (December 31, 2009: $552.7 million).

The change in the net book value of other intangible assets for the nine months to September 30, 2010 is shown in the table below:

Other intangible
assets
$’M

As at January 1, 2010	1,790.7
Acquisitions	2.7
Amortization charged	(100.9)
Impairment on re-measurement of DAYTRANA to fair value less costs to sell	(42.7)
Reclassification of DAYTRANA to assets held for sale	(56.0)
Foreign currency translation	(26.6)
As at September 30, 2010	1,567.2

The weighted average amortization period for acquired currently marketed products is 10 years.

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2010 will be approximately $124 million for each of the five years to September 30, 2015; this estimate does not include amortization from intangible assets acquired with Movetis in the fourth quarter of 2010 as the purchase price allocation has not yet been completed. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.           Accounts payable and accrued expenses
	September 30,	December 31,
	2010	2009
	$’M	$’M
Trade accounts payable and accrued purchases	172.6	170.6
Accrued rebates – Medicaid	314.5	188.2
Accrued rebates – Managed care	180.5	153.4
Sales return reserve	75.2	62.7
Accrued bonuses	72.0	66.8
Accrued employee compensation and benefits payable	54.7	42.6
Research and development accruals	53.0	53.1
Marketing accruals	31.0	31.5
Deferred revenue	11.4	52.2
Other accrued expenses	133.2	108.0
	1,098.1	929.1

Accrued Medicaid rebates have increased by $126.3 million to $314.5 million at September 30, 2010 (December 31, 2009: $188.2 million) due to higher Medicaid rebates on higher product sales in 2010, and timing of Medicaid rebate payments.

Deferred revenue has reduced by $40.8 million to $11.4 million (December 31, 2009: $52.2 million) due to the recognition into revenue in the nine months to September 30, 2010 of INTUNIV launch stocking shipments which had initially been deferred.

12.           Other current liabilities

	September 30,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	9.0	46.7
Value added taxes	12.7	10.3
Derivative financial instruments	23.3	1.2
Other accrued liabilities	25.2	29.8
	70.2	88.0

13.           Other long-term debt

During 2007 and 2009 Shire entered into certain multi-year leases for its HGT business unit at North Reading and Lexington, Massachusetts. For some of these leases Shire was considered the in substance owner of the related properties over their construction period and as a result Shire recorded assets (being the fair value of the building element at inception of the relevant lease) within Property, plant and equipment and the corresponding building financing obligations were recorded within other long term debt. The land element of these leases was accounted for as an operating lease.

During the third quarter of 2009, on entering into certain of these leases Shire extended the term of the existing leases at Lexington Technology Park. This lease extension was accounted for as a substantial modification of the existing building finance obligation, whereby the existing liability was derecognized and a building financing obligation based on the fair value of the liability under the revised lease terms recorded in its place. The substantial modification resulted in a non-cash gain of $5.7 million in the three and nine months to September 30, 2009 which was recorded to Other (expense)/income, net.

On June 30, 2010, as outlined in note 9, Shire completed the purchase of certain properties on the Lexington Technology Park campus, including the properties held under building finance obligations. Accordingly Shire applied $43.1 million of the purchase price for the Lexington campus to extinguish the existing building finance obligations, recognizing a loss of $3.6 million within Other (expense)/income, net in the nine months to September 30, 2010.

14.           Other non-current liabilities
	September 30,	December 31,
	2010	2009
	$’M	$’M
Income taxes payable	116.3	170.4
Deferred revenue	14.6	20.0
Deferred rent	13.2	14.5
Insurance provisions	17.6	18.3
Other accrued liabilities	8.0	23.9
	169.7	247.1

15.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at September 30, 2010 are presented below:
Operating
leases
$’M
2010	8.5
2011	32.2
2012	19.9
2013	17.7
2014	16.9
2015	14.5
Thereafter	35.9
145.6

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2019. Lease and rental expense amounted to $23.7 million for the nine months to September 30, 2010 (nine months to September 30, 2009: $27.0 million), which is predominately included in Selling, general and administrative expenses in the consolidated statements of income.

(b)           Letters of credit and guarantees

At September 30, 2010 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $22.9 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)           Collaborative arrangements

Details of significant collaborative arrangements are included below:

In-licensing arrangements

(i)           Collaboration with Acceleron Pharma Inc. (“Acceleron”) for activin receptor type IIB (“ActRIIB”) class of molecules

On September 9, 2010 Shire announced that it had expanded its HGT pipeline by acquiring an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The collaboration will initially focus on further developing ACE-031, the lead ActRIIB drug candidate, which is currently in a Phase 2a trial, for the treatment of patients with Duchenne Muscular Dystrophy (“DMD”). ACE-031 and the other ActRIIB class of molecules have the potential to be used in other muscular and neuromuscular disorders with high unmet medical need.

In the three and nine months to September 30, 2010 Shire made an upfront payment of $45 million to Acceleron which has been expensed to R&D. Shire will pay Acceleron up to a further $165 million, subject to certain development, regulatory and sales milestones being met for ACE-031 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

Shire and Acceleron will conduct the collaboration through a joint steering committee, with subcommittees including a joint manufacture committee, and a joint patent committee to monitor the development of ACE-031 and other compounds.

(ii)           Research Collaboration with Santaris Pharma A/S (“Santaris”) on Locked Nucleic Acid (“LNA”) Drug Platform

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

In the nine months to September 30, 2009 Shire made an upfront payment to Santaris of $6.5 million, for technology access and R&D funding, which was expensed to R&D. Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

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

Under the revised agreement, each party is responsible for its own development costs but future development costs can be shared by agreement. Each party has free-of-charge access to the other party’s data to support regulatory filings in their respective territories. In the nine months to September 30, 2010 Shire made a payment to Renovo of $3.2 million (2009: $3.2 million), being the final payment under the terms of the original license agreement.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the nine months to September 30, 2010 Shire received milestone payments totaling $nil (2009: $4.0 million). In the nine months to September 30, 2010 Shire recognized milestone income of $6.3 million (2009: $8.0 million) within Other revenues and $36.1 million (2009: $20.8 million) within Product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

In the third quarter of 2010, Shire terminated its co-promotion agreement for VYVANSE with GSK. Under the terms of the agreement, no termination payment or any other payments were made or are due to GSK since agreed-upon sales thresholds were not achieved. The Company does not believe that the termination of the co-promotion agreement will impact the future performance of VYVANSE in the United States. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. GSK is seeking compensation despite the failure to achieve the required sales thresholds. Shire believes that the lawsuit is frivolous and without merit, and Shire will vigorously defend itself.

(d)           Commitments

(i)           Clinical testing

At September 30, 2010 the Company had committed to pay approximately $141.5 million (December 31, 2009: $183.9 million) to contract vendors for administering and executing clinical trials. The Company expects to pay $79.9 million of these commitments in the remainder of 2010, however the timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At September 30, 2010 the Company had committed to pay approximately $134.6 million (December 31, 2009: $152.3 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in the remainder of 2010.

(iii)           Other purchasing commitments

At September 30, 2010 the Company had committed to pay approximately $30.2 million (December 31, 2009: $22.9 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing and IT outsourcing. The Company expects to pay $23.9 million of these commitments in the remainder of 2010.

(iv)           Investment commitments

At September 30, 2010 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.5 million (December 31, 2009: $5.4 million) which may all be payable in the remainder of 2010, depending on the timing of capital calls.

(v)           Capital commitments

At September 30, 2010 the Company had committed to spend $70.2 million (December 31, 2009: $41.4 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)           Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range and no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. In other cases management's best estimate of the loss is recorded. These estimates are developed substantially before the ultimate loss is known and the estimates are refined in each accounting period in light of additional information becoming known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense in a future accounting period. At September 30, 2010 provisions for litigation losses, insurance claims and other disputes totaled $20.7 million (December 31, 2009: $20.1 million).

Specific

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit in the US District Court for the District of Columbia (the “District Court”) against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire has intervened in the lawsuit. On October 23, 2009, following a period for public comment, the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.  A hearing on cross-motions for summary judgment was held on February 17, 2010. On March 4, 2010 the District Court upheld the FDA’s decision that VYVANSE is entitled to 5-year market exclusivity and confirmed that the FDA’s actions complied with federal administrative law standards as a reasonable exercise of the agency’s scientific expertise. Actavis Elizabeth LLC has appealed the District Court’s ruling to the US Court of Appeals for the District of Columbia Circuit.  A hearing was held on September 20, 2010. The Court of Appeals has not yet issued its decision.

FOSRENOL

In February 2009 Shire was notified that three separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr; Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan”); and Natco Pharma Limited (“Natco”). Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. The lawsuits have been consolidated into a single case. A Markman hearing was held on June 17, 2010.  No trial date has been set.

INTUNIV

In March and April, 2010 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 1mg, 2mg, 3mg, and 4mg strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively, “Teva”); Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”); and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 days period, Shire filed lawsuits in the US District Court of the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing is scheduled to occur on May 27, 2011. No trial date has been set.

On October 25, 2010 Shire received a Paragraph IV Notice Letter from Watson Pharmaceuticals, Inc. (“Watson”) advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV.　Shire is currently reviewing the details of Watson's Paragraph IV Notice Letter which was directed to all three Orange Book listed patents for INTUNIV.

On October 29, 2010 Shire received a Paragraph IV Notice Letter from Impax Laboratories, Inc. (“Impax”) advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV. Shire is currently reviewing the details of Impax's Paragraph IV Notice Letter which was directed to all three Orange Book listed patents for INTUNIV.

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

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.   Shire has been supplying Impax with authorized generic ADDERALL XR since October 1, 2009.  Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient.  Impax is seeking specific performance, equitable relief and unspecified damages. Shire will defend the action.

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

 16.           Derivative instruments

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2010 the average interest rate received on cash and cash equivalents was less than 1% per annum. The largest proportion of these cash and cash equivalents was in money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire’s $1,100 million in principal amount convertible bonds due 2014. The building financing obligation of $7.3 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

During the nine months to September 30, 2010 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

As at September 30, 2010 the Company has $89.1 million of investments comprising available-for-sale investments in publicly quoted companies ($74.7 million), equity method investments ($10.5 million) and cost method investments in private companies ($3.9 million). The investments in publicly quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and accruals for royalty receipts, and at September 30, 2010 these financial assets also included restricted cash in respect of the purchase price for Movetis. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging, investing or financing activities (such as restricted cash held for the acquisition of Movetis).

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At September 30, 2010 the Company had 41 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:
		Fair value	Fair value
		September 30,	December 31,
		2010	2009
		$’M	$’M
Assets	Prepaid expenses and other current assets	0.8	5.4
Liabilities	Other current liabilities	23.3	1.2

Net losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net loss recognized in income	Amount of net loss recognized in income
Nine months to		September 30,	September 30,
		2010	2009
		$’M	$’M
Foreign exchange contracts	Other (expense)/income, net	(21.3)	(56.5)

These net foreign exchange losses are offset within Other (expense)/income, net by net foreign exchange gains arising on the balance sheet items that these contracts were put in place to manage.

17.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).
	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	74.7	74.7	74.7	-	-
Foreign exchange contracts	0.8	0.8	-	0.8	-

Financial liabilities:
Foreign exchange contracts	23.3	23.3	-	23.3	-
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

Assets and liabilities that have been measured at fair value on a non-recurring basis (after initial recognition)

As outlined in Note 6, in the third quarter of 2010, on reclassification to Assets held for sale the Company re-measured its DAYTRANA intangible asset to its fair value less costs to sell, and an impairment loss of $42.7 million was recognized. The fair value of the intangible asset was estimated using the income approach (using a discounted cash flow method). The fair value measurement falls within Level 3 of the fair value hierarchy as the discounted cash flow estimates used significant unobservable inputs, such as revenue forecasts for DAYTRANA which affect the value of the resultant contingent consideration receivable, estimates of market participant’s tax rates and the weighted average cost of capital.

	Fair Value at Measurement Date

	Total	Level 1	Level 2	Level 3
	$'M	$'M	$'M	$'M
DAYTRANA intangible asset held for sale	56.0	-	-	56.0

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at September 30, 2010 and December 31, 2009 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,108.0	1,100.0	1,067.0
Building financing obligation	7.3	8.7	46.7	47.3

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

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•
Convertible bonds – the fair value of Shire’s $1,100 million 2.75% convertible bonds due 2014 is determined by reference to the market price of the instrument as the convertible bonds are publicly traded.

•
Building finance obligations - the fair value of building finance obligations are estimated based on the present value of future cash flows, and an estimate of the residual value of the underlying property at the end of the lease term, associated with these obligations.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate to fair value because of the short-term maturity of these amounts.

18.           Earnings per share

The following table reconciles net income attributable to Shire plc and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Amounts attributable to Shire plc shareholders	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	96.3	59.6	422.7	317.3
Interest on convertible bonds, net of tax (1)	-	-	25.2	-
Numerator for diluted earnings per share	96.3	59.6	447.9	317.3

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(2)	547.0	540.6	546.1	540.0
Effect of dilutive shares:
Share based awards to employees(3)	9.7	7.7	10.4	7.1
Convertible bonds 2.75% due 2014(4)	-	-	33.2	-
Diluted	556.7	548.3	589.7	547.1

(1) For the three month period ended September 30, 2010 and three and nine month periods ended September 30, 2009 interest on the convertible bond has not been added back as the effect would be anti-dilutive.
(2) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3) Calculated using the treasury stock method.
(4) Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:
	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2010 (1) (2)	2009 (1) (2)	2010 (1)	2009 (1) (2)
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share awards out of the money	3.6	16.8	8.9	18.0
Convertible bonds 2.75% due 2014	33.2	33.2	-	33.1

(1) For the three and nine month periods ended September 30, 2010 and 2009, certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2) For the three month period ended September 30, 2010 and three and nine month periods ended September 30, 2009 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, as the effect of their inclusion would be anti-dilutive.

19.           Segmental reporting

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

	SP	HGT	All Other	Total
3 months to September 30, 2010	$’M	$’M	$’M	$’M
Product sales	553.0	241.3	-	794.3
Royalties	35.7	-	40.8	76.5
Other revenues	1.5	0.6	1.4	3.5
Total revenues	590.2	241.9	42.2	874.3

Cost of product sales(1)	82.2	29.0	1.5	112.7
Research and development(1)	87.2	110.0	0.7	197.9
Selling, general and administrative(1)	284.8	66.8	40.8	392.4
Reorganization costs	2.7	-	7.0	9.7
Integration and acquisition costs	5.8	-	-	5.8
Total operating expenses	462.7	205.8	50.0	718.5
Operating income/(loss)	127.5	36.1	(7.8)	155.8

Total assets	2,030.4	1,706.5	1,364.7	5,101.6
Long-lived assets(2)	159.9	615.9	46.0	821.8
Capital expenditure on long-lived assets(2)	3.1	39.1	3.3	45.5

(1)
Depreciation from manufacturing plants ($8.5 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($4.4 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($90.0 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
3 months to September 30, 2009	$’M	$’M	$’M	$’M
Product sales	461.5	141.0	-	602.5
Royalties	6.2	-	54.1	60.3
Other revenues	1.6	0.4	2.2	4.2
Total revenues	469.3	141.4	56.3	667.0

Cost of product sales(1)	71.6	29.2	4.1	104.9
Research and development(1)	75.6	70.9	1.3	147.8
Selling, general and administrative(1)	239.4	46.3	34.9	320.6
Gain on sale of product rights	(6.3)	-	-	(6.3)
Reorganization costs	2.0	-	-	2.0
Integration and acquisition costs	0.7	5.5	-	6.2
Total operating expenses	383.0	151.9	40.3	575.2
Operating income/(loss)	86.3	(10.5)	16.0	91.8

Total assets	2,216.3	1,351.3	859.9	4,427.5
Long-lived assets(2)	203.7	374.8	55.4	633.9
Capital expenditure on long-lived assets(2)	11.4	53.1	2.6	67.1

(1)
Depreciation from manufacturing plants ($5.3 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.6 million) is included in Research and development; and all other depreciation and amortization ($53.3 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
9 months to September 30, 2010	$’M	$’M	$’M	$’M
Product sales	1,645.7	631.1	-	2,276.8
Royalties	138.5	-	116.0	254.5
Other revenues	2.7	2.0	3.9	8.6
Total revenues	1,786.9	633.1	119.9	2,539.9

Cost of product sales(1)	247.2	85.0	1.5	333.7
Research and development(1)	245.7	229.3	0.9	475.9
Selling, general and administrative(1)	771.0	191.5	144.2	1,106.7
Gain on sale of product rights	(4.1)	-	-	(4.1)
Reorganization costs	9.3	-	14.0	23.3
Integration and acquisition costs	6.4	-	-	6.4
Total operating expenses	1,275.5	505.8	160.6	1,941.9
Operating income/(loss)	511.4	127.3	(40.7)	598.0

Total assets	2,030.4	1,706.5	1,364.7	5,101.6
Long-lived assets(2)	159.9	615.9	46.0	821.8
Capital expenditure on long-lived assets(2)	8.2	226.5	7.2	241.9

(1)
Depreciation from manufacturing plants ($26.9 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in Cost of product sales; depreciation of research and development assets ($11.6 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($191.3 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
9 months to September 30, 2009	$’M	$’M	$’M	$’M
Product sales	1,521.2	395.6	-	1,916.8
Royalties	23.1	-	154.7	177.8
Other revenues	9.8	2.2	7.8	19.8
Total revenues	1,554.1	397.8	162.5	2,114.4

Cost of product sales(1)	202.9	70.9	11.1	284.9
Research and development(1)	297.3	188.5	6.7	492.5
Selling, general and administrative(1)	705.2	140.2	128.4	973.8
Gain on sale of product rights	(6.3)	-	-	(6.3)
Reorganization costs	7.1	-	-	7.1
Integration and acquisition costs	2.2	7.8	-	10.0
Total operating expenses	1,208.4	407.4	146.2	1,762.0
Operating income/(loss)	345.7	(9.6)	16.3	352.4

Total assets	2,216.3	1,351.3	859.9	4,427.5
Long-lived assets(2)	203.7	374.8	55.4	633.9
Capital expenditure on long-lived assets(2)	32.4	127.3	9.3	169.0

(1)
Depreciation from manufacturing plants ($16.9 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in Cost of product sales; depreciation of research and development assets ($11.3 million) is included in Research and development; and all other depreciation and amortization ($150.9 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

20.      Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards (“PSAs”) over ordinary shares and ADSs under the Shire Portfolio Share Plan (Parts A and B) to Executive Directors and employees. In the nine months to September 30, 2010 the Company amended the rules of the Shire Portfolio Share Plan effective on a prospective basis for newly granted awards. After this amendment SARs and PSAs granted under the Shire Portfolio Share Plan (Part A & B) to Executive Directors are exercisable subject to performance and service criteria.

The amendments had the following principal effect on the terms and conditions of SARs and PSAs: i) the contractual life of SARs has been extended from five to seven years, ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting rather than mandatory cliff vesting, and iii) awards granted to Executive Directors contain performance conditions based on return on invested capital and earnings, rather than the previous condition of total shareholder return. In the nine months to September 30, 2010 the Company has not recorded any significant incremental compensation costs as a result of the above amendments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Shire’s mission is to be the most valuable specialty biopharmaceutical company in the world, focused on enabling people with life altering conditions to lead better lives. Shire focuses its business on ADHD, HGT and GI areas as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Significant events in the three months to September 30, 2010 and recent developments

Products

PENTASA – for the treatment of Ulcerative Colitis

•
On August 24, 2010 Shire received a ruling from the US Food and Drug Administration (“FDA”) on its Citizen Petition relating to PENTASA. The ruling granted Shire’s request with regard to the requirement that bioequivalence to PENTASA be shown by dissolution testing and further imposed a requirement for rigorous pharmacokinetic data. The ruling denied the request that studies with clinical outcomes endpoints also be required because the FDA concluded that comparative clinical endpoint studies would be less sensitive, accurate and reproducible than pharmacokinetic studies.

RESOLOR – for the treatment of chronic constipation in women

•
Through its acquisition of Movetis, Shire has expanded its GI presence in Europe with the recently launched RESOLOR, a new chemical entity. RESOLOR is approved in the 27 countries of the EU, Switzerland, Iceland, Lichtenstein and Norway.

REPLAGAL – for the treatment of Fabry disease

•
REPLAGAL is now the global market leader for the treatment of Fabry disease. Shire’s continuing priority is to ensure long term, uninterrupted supply at the approved dose to patients treated with REPLAGAL. There are over 2,300 patients on REPLAGAL worldwide and Shire anticipates being able to continue to accommodate additional Fabry patients in 2010 while carefully monitoring supply and demand. Shire will be in a position to make REPLAGAL available to at least 300 additional patients in 2011, phased throughout the year, based on current manufacturing capacity. Approval of the new Lexington manufacturing facility will allow treatment of several hundred more Fabry patients with REPLAGAL, and Shire is working closely with the authorities towards this goal.

VPRIV – for the treatment of Type 1 Gaucher disease

•
On August 26, 2010 the European Commission granted Shire marketing authorization for VPRIV, an ERT for the long-term treatment of Type 1 Gaucher disease. VPRIV has been authorized as an orphan medicine through the Centralized Procedure, making it available in 30 countries across Europe.

•
Shire has seen rapid adoption of VPRIV worldwide. There are currently over 1,000 Gaucher patients treated with VPRIV and initiation of treatment continues. Based on its current manufacturing capacity, Shire anticipates being able to accommodate approximately 200 additional Gaucher patients until the approval of the Lexington manufacturing facility provides substantial additional capacity. Shire has an ongoing program to monitor demand and manage requests for VPRIV. Shire’s priority is ensuring long-term, uninterrupted treatment of patients on therapy.

FIRAZYR – for the treatment of hereditary angiodema (“HAE”)

•
In October 2010, Shire submitted data to support a change in the label in the EU to include the potential for self-administered subcutaneous injections of FIRAZYR in patients who are experiencing acute attacks of HAE.

Pipeline

Collaboration with Acceleron for ActRIIB molecules

•
On September 9, 2010 Shire announced the expansion of its HGT pipeline through the exclusive licence, in markets outside of North America, for the ActRIIB class of molecules being developed by Acceleron. The collaboration will initially investigate ACE-031, Acceleron’s lead ActRIIB drug candidate, which is currently in a Phase 2a trial for the treatment of patients with DMD. ACE-031 and other ActRIIB molecules have the potential to be used in other muscular and neuromuscular disorders with high unmet medical need. Going forward, Shire will refer to ACE-031 as HGT-4510.

Pipeline obtained through the Movetis acquisition

•
The acquisition of Movetis brings to Shire a promising GI pipeline, offering additional opportunities that include two projects in early clinical development and several pre-clinical leads as well as the rights to a large library of qualified lead compounds with potential for development in different GI indications.

VYVANSE – for the adjunctive therapy in the treatment of inadequate response in Major Depressive Disorder (“MDD”)

•
On October 29, 2010 Shire announced positive results from a Phase 2 clinical trial of VYVANSE as adjunctive therapy for patients who have had an inadequate response in their treatment of MDD.  Given the encouraging results and the promise to treat a large unmet medical need, Shire will initiate Phase 3 trials of VYVANSE in patients with MDD mid 2011, following health authority meetings to establish the development program parameters.  Phase 2 clinical trials in additional non-ADHD indications (treatment of negative symptoms and cognitive impairment in schizophrenia and for the treatment of cognitive impairment in depression) remain ongoing.

SPD535 for the treatment of arteriovenous grafts in hemodialysis patients

•
SPD 535 is a novel platelet reducing agent. Phase 1 development was initiated in the third quarter of 2009 and is ongoing. Data from Phase 1 clinical trials demonstrating positive proof-of-principle have been completed. The initial Phase 2 proof-of-concept program will target prevention of thrombotic complications associated with arteriovenous grafts in hemodialysis patients. Additional Phase 2 proof-of-concept clinical trials will also be initiated to assess opportunities in other indications.

INTUNIV for ADHD in the EU

•
A clinical program to support the filing of a Marketing Authorization Approval (“MAA”) for INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU has been initiated.  Shire anticipates submission of the regulatory filing for INTUNIV in Europe will occur in 2013.

Other developments

Acquisition of Movetis

•
On September 6, 2010 Shire launched a voluntary public takeover offer for all the shares and warrants in Movetis, a Belgium-based speciality GI company, for a fully diluted equity purchase price of €428 million (or €19 per share) in cash, equivalent to $592 million at closing of the transaction.

•
On October 12, 2010 the Company’s wholly owned subsidiary, Shire Holdings Luxembourg S.a.r.l. acquired 99.21% of the shares of Movetis as a result of the successful tender offer. Shire is proceeding with a statutory squeeze-out of those shares and warrants not tendered to the offer in accordance with applicable Belgian legislation. An additional tender period opened, on the same terms, on October 12, 2010 and closed on November 2, 2010. Shares and warrants not tendered to the additional offer will transfer to Shire by operation of law on November 8, 2010. Movetis shares were delisted from Euronext Brussels at close of trading on November 2, 2010.

Divestment of DAYTRANA

•
On August 10, 2010 Shire announced the divestment of DAYTRANA® (methylphenidate transdermal system) to Noven. The divestment became effective on October 1, 2010. Following the decision to divest DAYTRANA, Shire recognised an impairment charge of $43 million to write-down its DAYTRANA intangible asset to its fair value less costs to sell.

Co-promotion for VYVANSE with GSK

•
In the third quarter of 2010, Shire terminated its co-promotion agreement for VYVANSE with GSK. Under the terms of the agreement, no termination payment or any other payments were made or are due to GSK since agreed upon sales thresholds were not achieved. The Company does not believe that the termination of the co-promotion agreement will impact the future performance of VYVANSE in the United States.

•
Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. GSK is seeking compensation despite the failure to achieve the required sales thresholds. Shire believes that the lawsuit is frivolous and without merit, and Shire will vigorously defend itself.

Paragraph IV Notice Letter for INTUNIV

•
On October 25, 2010 Shire received a Paragraph IV Notice Letter from Watson advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV. Shire is currently reviewing the details of Watson's Paragraph IV Notice Letter which was directed to all three Orange Book listed patents for INTUNIV.

•
On October 29, 2010 Shire received a Paragraph IV Notice Letter from Impax advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV. Shire is currently reviewing the details of Impax's Paragraph IV Notice Letter which was directed to all three Orange Book listed patents for INTUNIV.

Legal proceedings

•
On November 1, 2010 Impax filed suit against Shire claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.   Shire has been supplying Impax with authorized generic ADDERALL XR since October 1, 2009.  Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient.  Impax is seeking specific performance, equitable relief and unspecified damages. Shire will defend the action.

Research and development

Products in registration as at September 30, 2010

VYVANSE – for the treatment of ADHD

A supplemental New Drug application (“sNDA”) was submitted to the FDA on January 14, 2010 to seek approval for VYVANSE for the treatment of ADHD in adolescents.

INTUNIV – for the treatment of ADHD

A sNDA was submitted to the FDA on April 28, 2010 to seek approval for INTUNIV as adjunctive treatment with long-acting oral stimulants for the treatment of ADHD in children and adolescents.

LIALDA for the maintenance of remission in ulcerative colitis in the US and Canada

On June 14, 2010 Shire submitted a sNDA and supplemental New Drug Submission (“sNDS”) to the FDA and Health Canada to seek approval for LIALDA for the maintenance of remission of ulcerative colitis. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU.

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)

Shire is continuing to explore the regulatory pathway required to secure a label extension for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD in the US.

REPLAGAL – for the treatment of Fabry disease

Shire filed a Biologics License Application (“BLA”) for REPLAGAL in December 2009, and in the first quarter of 2010 the FDA requested additional pharmacokinetic comparability data. As a result of this request, Shire withdrew its December BLA filing, and, at the suggestion of the FDA, requested and received Fast Track designation. Shire initiated a rolling submission of a REPLAGAL BLA.  On August 3, 2010 Shire withdrew the BLA for REPLAGAL in order to consider updating the submission with additional clinical data.

REPLAGAL is currently approved for the treatment of Fabry disease in 45 countries and was made available to US patients free of charge starting in December 2009 under an FDA-approved treatment protocol filed at the request of FDA. This protocol is now closed to enrolment. The Company has reached the maximum number of emergency Investigational New Drug requests which it can support in the US.

Products in clinical development as at September 30, 2010

Phase 3

VYVANSE for ADHD in EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the regulatory filing for VYVANSE in Europe will occur in 2011.

INTUNIV for ADHD in EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of a MAA for INTUNIV in Europe will occur in 2013.

LIALDA/MEZAVANT for the treatment of diverticulitis

LIALDA/MEZAVANT is being investigated as a treatment to prevent recurrent attacks of diverticulitis. Phase 3 worldwide clinical trials investigating the use of the product for the treatment of diverticulitis were initiated in 2007 and are ongoing. Enrolment in these trials has completed and data is estimated to be available in 2012 following the completion of a 2 year dosing regimen.

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program has been initiated to assess the efficacy and safety of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

FIRAZYR for HAE in the US

Prior to its acquisition by Shire, Jerini received a not approvable letter for FIRAZYR from the FDA.  Shire has agreed with the FDA that an additional clinical study would be required and that a response to the not approvable letter would be filed after completion of this study.

In June 2009 Shire initiated a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, which is designed to support filing of a New Drug Application for FIRAZYR in the US in early 2011. This trial is fully enrolled.

Phase 2

VYVANSE for the treatment of inadequate response in MDD
A Phase 3 program to assess the efficacy and safety of VYVANSE in patients with MDD will be initiated in mid 2011, following health authority meetings to establish the development program parameters.

VYVANSE for the treatment of non ADHD indications in adults
Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE for the treatment of negative symptoms and cognitive impairment in schizophrenia and for the treatment of cognitive impairment in depression.

M0002 for the treatment of ascites
M0002 was added to Shire’s SP portfolio as a part of the acquisition of Movetis and indicated to be in Phase 2 clinical development for the treatment of ascites.

M0003 for the treatment of refractory gastoesophageal refllux disease (“GERD”)
M0003, a novel 5HT4 antagonist, was added to Shire’s SP portfolio as a part of the acquisition of Movetis and indicated to be in Phase 2 clinical development for the treatment of refractory GERD.

HGT-4510 for DMD
HGT-4510 (also referred to as ACE-031) was added to the Shire HGT portfolio through an exclusive license in markets outside of North America for ActRIIB class of molecules being developed by Acceleron. The lead ActRIIB drug candidate HGT-4510 is currently in Phase 2a for the treatment of patients with DMD.

Phase 1

SPD 535 for the treatment of arteriovenous grafts in hemodialysis patients
SPD 535 is in development as a novel platelet lowering agent. Phase 1 development was initiated in the third quarter of 2009 and is ongoing. Data from Phase 1 clinical trials demonstrating positive proof-of-principle have been completed. The initial proof-of-concept program will target prevention of thrombotic complications associated with arteriovenous grafts in hemodialysis patients. Additional Phase 2 proof-of-concept clinical trials will also be initiated to assess opportunities in potential alternative indications.

SPD 547 (Guanfacine CarrierWave, GCW) for the treatment of ADHD.

SPD 547 is in early stage development for the treatment of ADHD. The Phase 1 program is ongoing with results expected throughout 2011. GCW could potentially improve on the current guanfacine profile to minimize known food, GI and sedation effects.

HGT-2310 for the treatment of Hunter syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT (intrathecal delivery)

HGT 2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010. This product has been granted orphan designation in the US.

HGT-1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010.

Products in pre-clinical development as at September 30, 2010

HGT-1110 - for the treatment of Metachromatic Leukodystrophy

Development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing, and preclinical studies are planned for 2010. The Shire platform for direct delivery of proteins to the CNS was advanced in 2010 with the initiation of intrathecal delivery of idursulfase in the Phase 1/2 study in Hunter Syndrome, and with the initiation of a Phase 1/2 trial in Sanfilippo A. This product has been granted orphan drug designation in the US.

HGT-2610 for the treatment of Globoid cell leukodystrophy (“GLD”)

HGT 2610 was in early development as an ERT for the treatment of GLD, a lysosomal storage disorder. This program has been suspended, due to the lower observed incidence of infantile-onset GLD coupled with the rapidly progressive nature of the disease, which challenged the feasibility of clinical development.

Other pre-clinical development projects
A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT area, including potential programs leveraging CarrierWave technology, which are primarily focused in the areas of pain.  More data on these programs is expected throughout 2011.

Results of operations for the three months to September 30, 2010 and 2009

The Company’s management analyzes product sales growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2010 product sales restated using 2009 average foreign exchange rates to 2009 actual product sales. Average exchange rates for the three and nine months to September 30, 2010 were $1.55:£1.00 and $1.29:€1.00 (2009: $1.64:£1.00 and $1.43:€1.00) and $1.54:£1.00 and $1.32:€1.00 (2009: $1.54:£1.00 and $1.37:€1.00) respectively.

Financial highlights for the three months to September 30, 2010 are as follows:

•
Product sales were up 32% to $794 million (2009: $603 million) due to growth from both sales excluding ADDERALL XR (“Core Product Sales”) (up 31% to $694 million) and ADDERALL XR, (up 41% to $100 million). On a Non-GAAP CER basis, Core Product Sales were up 34%.

•
Core Products Sales growth was driven by both existing and newly launched products, particularly REPLAGAL (up 91% to $92 million; Non-GAAP CER: up 103%), VYVANSE (up 17% to $151 million) and the recently launched VPRIV ($50 million) and INTUNIV ($37 million).

•
Total revenues were up 31% (Non-GAAP CER: up 34%) to $874 million (2009: $667 million), as a result of higher product sales and higher royalty income on authorized generic sales of ADDERALL XR compared to the third quarter of 2009.

•
Operating income increased by $64 million, or 70%, to $156 million (2009: $92 million) as the increased investments the Company is making in its research and development (“R&D”) programs and selling, general and administrative (“SG&A”) activities to support recent growth were more than offset by higher revenues compared to 2009. In the three months to September 30, 2010 operating expenses also included the up-front payment of $45 million to Acceleron in relation to the collaboration for the ActRIIB class of molecules and impairment charges of $43 million following the decision to divest DAYTRANA to Noven.

Results of operations for the three months to September 30, 2010 and 2009

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2010	2009	change
	$'M	$'M	%
Product sales	794.3	602.5	+32
Royalties	76.5	60.3	+27
Other revenues	3.5	4.2	-17
Total	874.3	667.0	+31

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2010	2009	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Specialty Pharmaceuticals
ADHD
VYVANSE	151.2	129.0	+17	+17	+28		15
ADDERALL XR	99.7	70.9	+41	+40	+1		7
INTUNIV	37.3	-	n/a	n/a	n/a		3
DAYTRANA	14.7	17.4	-16	-16	-13		1
EQUASYM	5.7	9.2	-38	-34	n/a		n/a	2

GI
LIALDA / MEZAVANT	76.0	65.4	+16	+17	+16		19
PENTASA	57.1	51.3	+11	+11	-5		15

General Products
FOSRENOL	45.2	47.7	-5	-1	-17		7
CALCICHEW	9.9	12.4	-20	-15	n/a		n/a	2
CARBATROL	20.3	20.8	-2	-2	-8		58
REMINYL/REMINYL XL	9.1	10.5	-13	-9	n/a		n/a	2
XAGRID	20.5	21.5	-5	+4	n/a		n/a	2
Other product sales	6.3	5.4	+17	+15	n/a		n/a
	553.0	461.5	+20
Human Genetic Therapies
ELAPRASE	96.8	90.9	+7	+11	n/a	2	n/a	2
REPLAGAL	92.1	48.3	+91	+103	n/a	3	n/a	3
VPRIV	49.5	-	n/a	n/a	n/a		n/a	2
FIRAZYR	2.9	1.8	+61	+73	n/a	3	n/a	3
	241.3	141.0	+71
Total product sales	794.3	602.5	+32

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended September 30, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the third quarter of 2010.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was principally due to a 28% increase in US prescription demand, from both 13% growth in the US ADHD market and an increase in VYVANSE’s share of that market.  Price increases taken since the third quarter of 2009 also contributed to the product sales growth.

Product sales growth was lower than prescription growth due to higher sales deductions, principally increased Medicaid rebates following US Healthcare Reform, and decreases in wholesaler inventories, or “de-stocking”, at the end of the third quarter of 2010 (de-stocking in the third quarter of 2010 was equivalent to $12 million of gross sales compared to stocking of $4 million in the same period in 2009).

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales increased as a result of slightly higher US prescription demand, lower sales deductions in the third quarter of 2010 compared to the same period in 2009 and the effect of stocking in the third quarter of 2010.

Sales deductions represented 60% of branded ADDERALL XR gross sales in the third quarter of 2010 (2009: 73%). Medicaid rebates were accrued at a higher level in the third quarter of 2009 as sales deductions for that quarter did not reflect the benefit of the change in the estimate of the Medicaid rebate liability recorded in the fourth quarter of 2009. Additionally, sales deductions in the third quarter of 2010 were reduced following refinements to Medicaid rebate liability estimates made in earlier quarters.

ADDERALL XR product sales in the third quarter of 2010 also benefited from a 1% increase in US prescription demand, as US ADHD market growth of 13% more than offset the decline in ADDERALL XR’s market share (7% in the third quarter of 2010 compared to 8% in the third quarter of 2009).

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

US prescription demand for INTUNIV increased by 29% in the third quarter of 2010 compared to the second quarter of 2010, leading to product sales of $37 million. Product sales in the second quarter of 2010 of $51 million included $16 million of net sales from initial stocking shipments made in 2009 (“Launch Stocks”) which had been deferred in accordance with Shire’s accounting policy. All revenue from Launch Stocks had been recognized by June 30, 2010.

Excluding revenue from Launch Stocks, product sales increased by 6% in the third quarter compared to the second quarter of 2010. This increase in product sales was lower than the growth in US prescription demand due to higher sales deductions, principally as a result of US Healthcare Reform.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT continued to grow in the third quarter of 2010, driven by increased US prescription demand as a result of higher US market share and price increases taken since the third quarter of 2009, which were partially offset by higher sales deductions compared to the same period in 2009.

Litigation proceedings regarding Shire’s LIALDA/MEZAVANT patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

The growth in PENTASA product sales was due to price increases taken since the third quarter of 2009, which more than offset lower US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the EU decreased primarily due to mandatory price reductions taken in 2010. Product sales of FOSRENOL in the US decreased due to lower US prescription demand and higher sales deductions in the third quarter of 2010 compared to 2009, which more than offset the effect of price increases taken since the third quarter of 2009.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions in which ELAPRASE is sold.  On a Non-GAAP CER basis sales grew by 11%.

REPLAGAL – Fabry disease

The growth in sales of REPLAGAL was driven by an acceleration of patients switching to REPLAGAL in Europe, principally due to the ongoing supply disruption affecting the only other approved ERT for Fabry disease. Sales increased 103% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

Following the granting of marketing authorization from the European Commission on August 26, 2010, VPRIV is now being sold on an approved basis in both the US and the EU.

FIRAZYR - HAE

Product sales grew in line with increased volumes across markets in Europe. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 27% to $76.5 million for the three months to September 30, 2010 (2009: $60.3 million). The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	40.6	42.0	-3
ADDERALL XR	18.0	2.2	+718
Others	17.9	16.1	+11
Total	76.5	60.3	+27

Royalty income increased by 27% due to higher royalties received on sales of authorized generic versions of ADDERALL XR (royalties in the third quarter of 2010 were received from Impax and in the third quarter of 2009 were received, at a lower rate, from Teva Pharmaceuticals Industries Ltd (“Teva”)). Royalties received for 3TC and Zeffix from GSK were lower in 2010 compared to 2009 as 3TC royalties continue to be adversely impacted by increased competition from other treatments.

Cost of product sales

Cost of product sales increased to $112.7 million for the three months to September 30, 2010 (14% of product sales), up from $104.9 million in the corresponding period in 2009 (2009: 17% of product sales). The decrease in cost of product sales as a percentage of product sales in the third quarter of 2010 compared to the same period in 2009 primarily resulted from higher margins from existing Core Product Sales and the positive effect on gross margins of newly launched products.

For the three months to September 30, 2010 cost of product sales included depreciation of $8.5 million (2009: $5.3 million) and amortization of $0.4 million (2009: $0.4 million).

R&D

R&D expenditure increased to $197.9 million for the three months to September 30, 2010 (25% of product sales), compared to $147.8 million in the corresponding period in 2009 (25% of product sales). R&D in the three months to September 30, 2010 included the up-front payment of $45.0 million to Acceleron on entering the collaboration for development of the ActRIIB class of molecules. R&D for the three months to September 30, 2009 included the $6.5 million up-front payment to Santaris for technology access and R&D funding.

Excluding the up-front payments made to Acceleron and Santaris, R&D in the third quarter of 2010 increased by $11.6 million, or 8%, compared to the same period in 2009 as a result of the Company’s continued investment across a number of R&D programs, principally VYVANSE international and investigative uses of VYVANSE for new indications, Guanfacine Carrier Wave and other early stage development programs.

R&D in the three months to September 30, 2010 also included depreciation of $4.4 million (2009: $3.6 million).

SG&A

SG&A expenses increased to $392.4 million (49% of product sales) for the three months to September 30, 2010 from $320.6 million (53% of product sales) in the corresponding period in 2009. SG&A increased in the third quarter of 2010 compared to the same period in 2009 due to the recognition of an impairment charge of $42.7 million (2009: $nil) to write down the DAYTRANA intangible asset to its fair value less costs to sell, together with higher selling and marketing costs incurred to support recently launched products (INTUNIV and VPRIV) and growth into new markets. For the three months to September 30, 2010 SG&A included depreciation of $16.1 million (2009: $18.5 million) and amortization of $31.2 million (2009: $34.8 million).

Reorganization costs

For the three months to September 30, 2010 the Company recorded reorganization costs of $9.7 million (2009: $2.0 million) relating to the transfer of manufacturing from its Owings Mills facility of $2.7 million (2009: $2.0 million) and the establishment of an international commercial hub in Switzerland of $7.0 million (2009: $nil).

Integration and acquisition costs

For the three months to September 30, 2010 the Company recorded integration and acquisition costs of $5.8 million (2009: $6.2 million), which in 2010 primarily related to the acquisition of Movetis, and in 2009 to the integration of Jerini.

Interest expense

For the three months to September 30, 2010 the Company incurred interest expense of $8.3 million (2009: $9.4 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income, net

For the three months to September 30, 2010 the Company recognized Other income, net of $0.8 million (2009: $7.0 million). In the third quarter of 2009 the Other income, net principally resulted from a gain of $5.7 million recorded on the substantial modification of a property lease.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months to September 30, 2010 the effective tax rate was 35% (2009: 34%). The effective rate of tax in the third quarter of both 2010 and 2009 benefited from changes in estimate of the amount of certain tax liabilities following the submission of various tax returns.

In the three months to September 30, 2010 the effective rate of tax was adversely impacted by the up-front payment to Acceleron and the write-down of the DAYTRANA intangible asset, which were either made from territories with tax rates lower than Shire’s effective rate or in territories where the establishment of valuation allowances precluded the recognition of any benefit.

In the three months to September 30, 2009, the effective rate of tax was impacted by a number of items in that quarter, being (i) the recognition of valuation allowances against certain European deferred tax assets, (ii) increases to accrued interest on recognized tax contingencies and (iii) an increase in the estimated annual effective tax rate predominately due to a revision in management’s determination of the recoverability of certain deferred tax assets.

.
Results of operations for the nine months to September 30, 2010 and 2009

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2010	2009	change
	$'M	$'M	%
Product sales	2,276.8	1,916.8	+19
Royalties	254.5	177.8	+43
Other revenues	8.6	19.8	-57
Total	2,539.9	2,114.4	+20

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2010	2009	growth	growth	growth1	share1
	$'M	$'M	%	%	%	%
Specialty Pharmaceuticals
ADHD
VYVANSE	453.6	359.7	+26	+26	+30	15
ADDERALL XR	271.9	434.2	-37	-38	-38	7
INTUNIV	123.0	-	n/a	n/a	n/a	3
DAYTRANA	49.4	52.2	-5	-5	-12	1
EQUASYM	16.3	14.1	+16	+21	n/a	n/a	2

GI
LIALDA / MEZAVANT	209.2	169.4	+23	+23	+19	19
PENTASA	175.9	156.5	+12	+12	-5	15

General Products
FOSRENOL	137.4	137.2	-	+1	-15	7
CALCICHEW	29.7	32.8	-9	-9	n/a	n/a	2
CARBATROL	63.4	59.7	+6	+6	-7	58
REMINYL/REMINYL XL	33.1	28.8	+15	+15	n/a	n/a	2
XAGRID	65.4	62.3	+5	+8	n/a	n/a	2
Other product sales	17.4	14.3	+22	+16	n/a	n/a
	1,645.7	1,521.2	+8
Human Genetic Therapies
ELAPRASE	297.4	258.9	+15	+16	n/a	n/a	2
REPLAGAL	242.0	132.9	+82	+86	n/a	n/a	3
VPRIV	84.0	-	n/a	n/a	n/a	n/a	2
FIRAZYR	7.7	3.8	+103	+109	n/a	n/a	3
	631.1	395.6	+60
Total product sales	2,276.8	1,916.8	+19

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended September 30, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the nine months to September 30, 2010.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was principally due to a 30% increase in US prescription demand, from both 12% growth in the US ADHD market and an increase in VYVANSE’s share of that market. Price increases in the US taken since the third quarter of 2009, and the launch of the product in Canada during 2010, also contributed to product sales growth.

Product sales growth was partially offset by higher sales deductions, principally increased Medicaid rebates following US Healthcare Reform, and decreases in wholesaler inventories, or “de-stocking”, during 2010 (de-stocking in the nine months to September 30, 2010 was equivalent to $8 million of gross sales compared to stocking of $20 million in the same period in 2009).

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased by 37% in the nine months to September 30, 2010 due to lower US prescription demand, as ADDERALL XR’s reduced share of the US ADHD market (8% in 2010 compared to 14% in 2009) more than offset 12% US ADHD market growth, and the effect of a higher level of sales deductions in 2010 compared to 2009 (representing 66% of branded ADDERALL XR gross sales in 2010 compared to 53% in 2009). This decline primarily resulted from the launch of authorized generic versions by Teva and Impax in April and October 2009 respectively.

The decline in US prescription demand and the higher level of sales deductions more than offset the positive effect of wholesaler re-stocking in the nine months to September 2010 compared to the same period in 2009. In 2010 stocking represented $15 million gross sales equivalent, compared to the de-stocking of $96 million in 2009 as a result of the launch of Teva’s authorized generic version.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (the “Medicaid rebate legislation”). As a result, more than one unit rebate amount (“URA”) is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the nine months to September 30, 2010, the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, (ii) the Company’s repeated and consistent submission of price reporting to the Center for Medicare and Medicaid Services, (“CMS”) using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. However, CMS could disagree with the Company’s interpretation, and require Shire to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $215 million above the recorded liability. For rebates in respect of 2009 prescriptions of ADDERALL XR (“2009 rebates”) this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of Healthcare Reform, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation, Shire could seek to limit any additional payments for 2009 Rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $135 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

Product sales of INTUNIV include revenue from Launch Stocks, which were deferred at December 31, 2009 in accordance with Shire’s accounting policy, and shipments made in the nine months to September 30, 2010. All Launch Stocks were recognized as revenue in the first half of 2010 and no deferred revenue remains.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales growth for LIALDA/MEZAVANT continued in the nine months to September 30, 2010, driven by increased US prescription demand and price increases, partially offset by higher sales deductions. The US oral mesalamine market grew by approximately 1% year on year.

Litigation proceedings regarding Shire’s LIALDA/MEZAVANT patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA increased due to price increases taken since the third quarter of 2009, which more than offset lower US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL were flat in the nine months to September 30, 2010 compared to the same period in 2009 as growth in FOSRENOL’s share of existing markets outside the US, price increases and growth in non-retail demand were offset by higher sales deductions and a decline in retail prescription demand in the US, and mandatory price reductions in the EU.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions where ELAPRASE is sold. On a Non-GAAP CER basis sales grew by 16% (77% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by an increase in demand due to an acceleration of patients switching to REPLAGAL in the EU, principally due to the on-going disruption to supply affecting a competitor product. Sales increased 86% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

Product sales in the US were generated on an approved basis after February 26, 2010 when approval was received from the FDA. In the EU product sales were initially on a pre-approval basis via patient early access programs, and after the grant of marketing authorisation from the European Commission on August 26, 2010 on an approved basis. VPRIV has been authorized as an orphan medicine through the EU’s Centralized Procedure, making it available in 30 countries across Europe.

FIRAZYR - HAE

The product sales growth was driven by increased volumes across markets in Europe. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 43% to $254.5 million for the nine months to September 30, 2010 (2009: $177.8 million). The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	115.3	120.3	-4
ADDERALL XR	86.3	15.8	+446
Others	52.9	41.7	+27
Total	254.5	177.8	+43

Royalty income increased by 43% due to higher royalties received on sales of authorized generic versions of ADDERALL XR (royalties in 2010 were received from Impax, and in the second and third quarter of 2009 were received, at a lower rate, from Teva) and higher other royalties principally on sales of FOSRENOL in Japan. Royalties received for 3TC and Zeffix from GSK were lower in 2010 compared to 2009 as 3TC royalties were adversely impacted by increased competition from other treatments.

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

Cost of product sales

Cost of product sales increased to $333.7 million for the nine months to September 30, 2010 (15% of product sales), up from $284.9 million in the corresponding period in 2009 (2009: 15% of product sales). Cost of product sales as a percentage of product sales was consistent to 2009 levels as lower gross margins on ADDERALL XR in 2010 compared to 2009 (following the launch by Teva and Impax of their authorized generic versions of ADDERALL XR in April and October 2009) were offset by higher gross margins on the Company’s existing Core Product Sales and the positive effect on gross margins of newly launched products.

For the nine months to September 30, 2010 cost of product sales included depreciation of $26.9 million (2009: $16.9 million). Depreciation charged in 2010 is higher than 2009 due to accelerated depreciation of $18.3 million (2009: $7.5 million) following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

R&D

R&D expenditure in the nine months to September 30, 2010 decreased to $475.9 million (21% of product sales), compared to $492.5 million in the corresponding period in 2009 (26% of product sales). R&D expenditure in the nine months to September 30, 2010 included the up-front payment of $45.0 million (2% of product sales) on entering the collaboration with Acceleron for development of the ActRIIB class of molecules. R&D in the nine months to September 30, 2009 included $36.9 million (2% of product sales) related to the payment to amend an INTUNIV in-license agreement, $65.0 million (3% of product sales) following the agreement with Duramed Pharmaceuticals, Inc. to terminate development of the Women’s Health products, and the up-front payment of $6.5 million for technology access and R&D funding made to Santaris.

Excluding these termination, license and up-front payments, R&D increased by $46.8 million in the nine months to September 30, 2010 compared to the same period in 2009 as the Company has continued to increase investment in R&D programs, principally VYVANSE international, and other early stage development programs. For the nine months to September 30, 2010 R&D included depreciation of $11.6 million (2009: $11.3 million).

SG&A

SG&A expenses increased to $1,106.7 million (49% of product sales) for the nine months to September 30, 2010 from $973.8 million (51% of product sales) in the corresponding period in 2009. SG&A increased in 2010 compared to the same period in 2009 following the recognition of an impairment charge of $42.7 million (2009: $nil) to write down the DAYTRANA intangible asset to its fair value less costs to sell, together with increased selling and marketing costs incurred to support recently launched products (INTUNIV and VPRIV) and growth into new markets. For the nine months to September 30, 2010 SG&A included depreciation of $49.0 million (2009: $49.3 million) and amortization of $99.6 million (2009: $101.6 million).

Gain on sale of product rights

For the nine months to September 30, 2010 the Company recorded a gain of $4.1 million (2009: $6.3 million) on the sale of products rights. These gains had been deferred pending the transfer of the relevant consents following the disposal of the product concerned to Laboratorios Almirall S.A. in 2007.

Reorganization costs

For the nine months to September 30, 2010 Shire recorded reorganization costs of $23.3 million (2009: $7.1 million) principally relating to the transfer of manufacturing from its Owings Mills facility of $9.3 million (2009: $7.1 million) and establishment of an international commercial hub in Switzerland of $14.0 million (2009: $nil).

Integration and acquisition costs

For the nine months to September 30, 2010 the Company recorded integration and acquisition costs of $6.4 million (2009: $10.0 million), which in 2010 principally related to the acquisition of Movetis, and in 2009 to the integration of Jerini.

Interest expense

For the nine months to September 30, 2010 the Company incurred interest expense of $25.6 million (2009: $30.6 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other (expense)/income, net

For the nine months to September 30, 2010 the Company recognized income, net of $9.0 million (2009: $61.9 million), due to the recognition of a gain of $11.1 million (2009: $55.2 million) relating to the disposal of its investment in Virochem in March 2009. At the time of disposal an element of the consideration was held in escrow for twelve months pending any warranty claims and breaches of representations made by Virochem and by all selling shareholders, including Shire. The consideration was released from escrow in March 2010, resulting in the gain being recognized in the nine months to September 30, 2010.

Other (expense)/income, net also includes a loss of $3.6 million in the nine months to September 30, 2010 relating to the extinguishment of building finance obligations at Lexington Technology Park, and in 2009 includes a gain of $5.7 million following the substantial modification of a property lease.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the nine months to September 30, 2010 the effective tax rate was 28% (2009: 15%). The effective rate of tax in 2010 was higher than 2009 due to certain one-off benefits in 2009 which were not repeated in 2010.

In the nine months to September 30, 2010 the effective rate of tax was adversely impacted by the Company incurring expenses, such as the up-front payment to Acceleron and the write down of the DAYTRANA intangible asset, either in territories with tax rates lower then the Company’s effective rate or where the tax attributes generated were subject to valuation allowances such that the recognition of any benefits is precluded. The adverse rate effect of these items has been partially offset by the recognition, in the third quarter of 2010, of benefits from the change in estimate of certain tax liabilities following the submission of various tax returns.

Certain items recognised in 2009 also reduced the rate compared to the current year, being: (i) the favorable rate impact of the recognition of tax attributes following State tax changes in Massachusetts, which enabled the Company to reverse valuation allowances in respect of State tax credits and loss carry-forwards; (ii) the recognition of tax credits and the effect of the change in the effective State tax rate on the net State deferred tax balance; (iii) expenses related to the termination of the Women’s Health development agreement and the amendment to an INTUNIV in-licence being tax effected at rates in excess of the annual effective rate and (iv) benefits from the change in estimate of certain tax liabilities following the submission of various tax returns. In the nine months to September 30, 2009 the impact of these items was partially offset by recognition of valuation allowances against certain European deferred tax assets and increases to accrued interest on tax contingencies in the third quarter of 2009.

Financial condition at September 30, 2010 and December 31, 2009

Cash and cash equivalents

Cash and cash equivalents have decreased by $305.6 million to $193.3 million at September 30, 2010 (December 31, 2009: $498.9 million). In the nine months to September 30, 2010 cash provided by operating activities was $612.0 million. This strong cash inflow in 2010 and existing cash and cash equivalents at December 31, 2009 has funded the purchase of Movetis, (for which the Company reclassified $584.0 million from cash and cash equivalents to restricted cash in the third quarter of 2010), the cost of acquiring and construction at Lexington Technology Park and the dividend payment.

Restricted cash

Restricted cash has increased by $572.0 million to $605.1 million at September 30, 2010 (December 31, 2009: $33.1 million) due to the reclassification from cash and cash equivalents of $584.0 million held to pay for the acquisition of Movetis in the fourth quarter of 2010.

Inventories

Inventories have increased by $62.9 million to $252.6 million at September 30, 2010 (December 31, 2009: $189.7 million), primarily due to an increase in the production of the Company’s HGT products.

Assets held for sale

Assets held for sale have increased by $59.8 million to $61.5 million at September 30, 2010 (December 31, 2009: $1.7 million) due to the inclusion within assets held for sale of the DAYTRANA intangible asset and inventory prior to divestment to Noven on October 1, 2010.

Prepaid expenses and other current assets

Prepaid expenses and other currents assets have increased by $66.1 million to $179.6 million at September 30, 2010 (December 31, 2009: $113.5 million), primarily due to the increase in income tax receivables.

Property, plant and equipment, net

Property, plant and equipment, net increased by $141.8 million to $818.6 million at September 30, 2010 (December 31, 2009: $676.8 million), principally due to the acquisition of and construction at the Lexington Technology Park.

Other intangible assets, net

Other intangible assets, net have decreased by $223.5 million to $1,567.2 million at September 30, 2010 (December 31, 2009: $1,790.7 million). The decrease is principally due to amortization and impairment charges, reclassification of the Company’s DAYTRANA intangible asset to assets held for sale, and translational foreign exchange losses on the Company’s non-US dollar denominated intangible assets.

Accounts payable and accrued expenses

Accounts payable and accrued expenses have increased by $169.0 million to $1,098.1 million (December 31, 2009: $929.1 million), primarily due to increases in accrued Medicaid rebates, partially offset by the decrease in deferred revenue following the recognition into revenues of INTUNIV Launch Stocks in 2010.

Other long term debt

Other long term debt has decreased by $36.8 million to $6.8 million at September 30, 2010 (December 31, 2009: $43.6 million), due to the extinguishment of building finance obligations following the acquisition of Lexington Technology Park.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the ESOT of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the URA in respect of ADDERALL XR Medicaid rebates; and the continuing cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $193.3 million of cash and cash equivalents at September 30, 2010. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a revolving credit facility until 2012 of $1,200 million, which is currently undrawn.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents, restricted cash and the revolving credit facility will be sufficient to meet its anticipated future operating expenses, capital expenditures, interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the revolving credit facility and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	$’M	$’M
Cash and cash equivalents	193.3	498.9
Convertible debt	1,100.0	1,100.0
Building financing obligation	7.3	46.7
Total debt	1,107.3	1,146.7
Net debt	(914.0)	(647.8)

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2010 increased by $222.0 million to $612.0 million (2009: $390.0 million), primarily due to higher cash receipts from product sales and royalties, cash inflows from forward foreign exchange contracts in 2010 compared to outflows in 2009, partially offset by higher payments on operating expenditure and taxes in the nine months to September 30, 2010 compared to the same period in 2009.

Net cash used in investing activities was $831.5 million in the nine months to September 30, 2010. This included increases in restricted cash of $547.0 million (primarily due to the transfer from cash and cash equivalents of funds to pay for the acquisition of Movetis in October 2010), and expenditure on property, plant and equipment of $261.7 million. Capital expenditure on property, plant and equipment includes $121.9 million for the acquisition of new properties and properties occupied under operating leases, and $91.6 million on construction work, at Lexington Technology Park.

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

Net cash used in financing activities was $84.7 million for the nine months to September 30, 2010, including the dividend payment of $49.8 million and $43.1 million to extinguish building finance obligations at Lexington Technology Park.

Net cash used in financing activities was $45.1 million for the nine months to September 30, 2009 of which $43.0 million related to the dividend payment.

Obligations and commitments

During the nine months to September 30, 2010 other than the acquisition of Lexington Technology Park and the extinguishment of related operating leases and building finance obligations and the acquisition of Movetis which will be fully funded from restricted cash, there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 16 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

As at September 30, 2010 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 15 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

EXHIBITS

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)
2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)
2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG.(3)
2.04	Heads of Agreement by and among Shire plc and Movetis NV relating to a friendly tender offer, dated August 3, 2010.
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

Date:	By:	/s/ Angus Russell

November 5, 2010		Angus Russell Chief Executive Officer

Date:	By:	/s/ Graham Hetherington

November 5, 2010		Graham Hetherington Chief Financial Officer