Form 10-K
period 2010-12-31
Shire plc
filed 2011-02-23
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  [X]    No   [  ]

As at June 30, 2010, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $11,085  million. This was computed using the average bid and asked price at the above date.

As at February 11, 2011, the number of outstanding ordinary shares of the Registrant was 562,225,943.

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADDERALL® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
APRISO® (trademark of Salix Pharmaceuticals, Ltd. (“Salix”))
ASACOL® (trademark of Medeva Pharma Suisse AG (used under license by Warner Chilcott Company, LLC (“Warner Chilcott”)))
ATRIPLA® (trademark of Bristol Myers Squibb Company (“BMS”) and Gilead Sciences, Inc. (“Gilead”))
BERINERT P® (trademark of Aventis Behring GmbH)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CINRYZE® (trademark of Viropharma Biologics, Inc.)
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
COMBIVIR® (trademark of GlaxoSmithKline (“GSK”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DIPENTUM® (trademark of UCB Pharma Ltd (“UCB”))
DYNEPO® (trademark of Sanofi-Aventis)
ELAPRASE® (idursulfase)
EPIVIR® (trademark of GSK)
EPIVIR-HBV® (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM) (trademark of GSK)
EQUASYM® IR (methylphenidate hydrochloride)
EQUASYM® XL (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FIVASA™ (trademark of Tillotts Pharma AG)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
FOCALIN XR® (trademark of Novartis Pharmaceuticals Corporation (“Novartis”))
HEPTOVIR® (trademark of GSK)
INTUNIV® (guanfacine extended release)
JUVISTA® (trademark of Renovo Limited (“Renovo”))
KALBITOR® (trademark of Dyax Corporation)
KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))
LIALDA® (mesalamine)
MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))
METAZYM™ (arylsulfatase-A)
METADATE CD® (trademark of UCB)
MEZAVANT® (mesalazine)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))
MOVICOL® (trademark of Edra AG, S.A.)
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
RESOLOR® (prucalopride)
RITALIN LA® (trademark of Novartis)
RUCONEST® (trademark of Pharming Intellectual Property B.V.)
SALOFALK® (trademark of Dr Falk Pharma)
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
SOLARAZE® (trademark of Laboratorios Almirall S.A (“Almirall”))
STRATTERA® (trademark of Eli Lilly)
TRIZIVIR® (trademark of GSK)
TRUVADA® (trademark of Gilead)
UPSYLO® (trademark of Pfizer, Inc. (“Pfizer”))
VENVANSE (lisdexamfetamine dimesylate)
VPRIVTM (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2010 Form 10-K Annual Report

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

Strategy

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”) and gastrointestinal (“GI”) diseases as well as opportunities in other specialty therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

2010 Highlights

For a full discussion of 2010 Product, pipeline and business highlights, including:

•	the United States (“US”) and European Union (“EU”) approvals of VPRIV, for the treatment of Type 1 Gaucher disease, in February and August 2010, respectively;

•	becoming the market leader in the treatment of Fabry disease, with REPLAGAL;

•	the collaboration with Acceleron Pharma Inc. (“Acceleron”) for the activin receptor class IIB (“ActRIIB”) class of molecules in September 2010;

•	the divestment of DAYTRANA, for the treatment of ADHD, to Noven in October 2010;

•	the acquisition of Movetis NV (“Movetis”), a European specialty GI company, in October 2010;

•	achievement of the primary endpoint in the FAST-3 trial for FIRAZYR in December 2010 to support later submission of an application for US marketing authorization; and

•	demonstration of positive proof-of-concept data in two VYVANSE non-ADHD trials, including Major Depressive Disorder (“MDD”) and Excessive Daytime Sleepiness (“EDS”).

See “Currently marketed products” and “Products under development” below.

Financial information about operating segments

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the research and development (“R&D”), manufacture, sale and distribution of pharmaceutical products within two reportable segments: Specialty Pharmaceuticals (“SP”) and HGT. The Company also earns royalties (where Shire has out-licensed certain product rights to third parties) which are recorded as revenues. Segment revenues, profits or losses and assets for 2010, 2009 and 2008 are presented in Note 24 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2010, the Company employed 1,839 (2009: 1,777) sales and marketing staff to service its operations throughout the world, including its major markets in the US and Europe.

Currently marketed products

The table below lists the Company’s material marketed products at December 31, 2010 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

SP

Products	Disease area	Owner/licensor	Key territories
Treatments for ADHD

VYVANSE (lisdexamfetamine dimesylate)	ADHD	Shire	US and Canada (1)

INTUNIV (extended release guanfacine)	ADHD	Shire	US

EQUASYM (methylphenidate hydrochloride) immediate release (IR) and modified release (XL)	ADHD	Shire	Europe and Latin America(2)

ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

Treatments for GI diseases

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative colitis	Giuliani SpA	US and Europe (3)

PENTASA (mesalamine)	Ulcerative colitis	Shire	US

RESOLOR (prucalopride)	Chronic constipation in women	Shire	Europe

Treatments for diseases in other therapeutic areas

FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 4)

CALCICHEW (calcium carbonate range)	Adjunct in osteoporosis	Nycomed Pharma AS (“Nycomed”)	UK and Republic of Ireland

CARBATROL (carbamazepine extended-release capsules)	Epilepsy	Shire	US

REMINYL/REMINYL XL (galantamine hydrobromide)	Alzheimer’s disease	Synaptech, Inc. (“Synaptech”)	UK and Republic of Ireland (5)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (2)

HGT

Products	Disease area	Owner/licensor	Key territories

REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(6)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	US, Europe, Latin America and Asia Pacific(7)

FIRAZYR (icatibant)	Hereditary angioedema (“HAE”)	Shire	Europe and Latin America

VPRIV (velaglucerase alfa)	Gaucher disease, type 1	Shire	US, Europe, Latin America

(1) Approval in Brazil was granted in July 2010; the product will be marketed as VENVANSE in Brazil.
(2) Marketed by distributors in certain markets.
(3) Marketed in US as LIALDA and Europe as MEZAVANT XL or MEZAVANT.
(4) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”).
(5) Marketed in rest of world (“RoW”) under license from Shire by Janssen Pharmaceutica N.V. (“Janssen”) (part of the J&J group of companies).
(6) Marketed in Japan under license from Shire by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”).
(7) Marketed in Asia Pacific by Genzyme under license from Shire.

Specialty Pharmaceuticals

Treatments for ADHD

ADHD is one of the most common psychiatric disorders in children and adolescents (J Am Acad Child Adolesc Psychiatry, 2007). Worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, approximately 9.5 percent of all school-aged children, or about 4.4 million children aged 4 to 17 years, have been diagnosed with ADHD at some point in their lives (CDC, 2010). According to the results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is also estimated to affect 4.4% of US adults aged 18 to 44. When this percentage is extrapolated to the full US population aged 18 and over, Shire estimates that approximately 10.3 million adults in the US have ADHD (based on US Census projected 2010).

According to IMS, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was valued at approximately $5.8 billion for the twelve months ended September 30, 2010, an increase of 16.1% from the twelve months ended September 30, 2009.

VYVANSE

VYVANSE is a new chemical entity (“NCE”) and is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine, which is therapeutically inactive until metabolized in the body.

The US Food and Drug Administration (“FDA”) approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. VYVANSE is available in the US in six dosage strengths: 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

Health Canada approved VYVANSE for the treatment of ADHD in pediatric patients aged 6 to 12 years in February 2009 and for adolescents and adults in November 2010. Shire launched VYVANSE in Canada in February 2010.

In October 2009 the FDA affirmed its decision to grant new chemical entity exclusivity to VYVANSE and refused to accept an Abbreviated New Drug Application (“ANDA”) submitted by Actavis Elizabeth, LLC in January 2009 for generic lisdexamfetamine dimesylate. In March 2010 the District Court of the District of Columbia (the “District Court”) upheld the FDA’s decision. In November 2010, following an appeal from Actavis Elizabeth LLC, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the ruling of the District Court and the FDA to grant five-year NCE exclusivity to VYVANSE. VYVANSE has new chemical exclusivity through to February 23, 2012 and is also covered by US patents which remain in effect until June 29, 2023. Generic manufacturers cannot submit an ANDA to the FDA until February 23, 2011 at the earliest.

In July 2010 ANVISA, the Brazilian health authority, granted marketing authorization approval for lisdexamfetamine dimesylate for the treatment of ADHD in children ages 6-12. The trade name will be VENVANSE.

In the third quarter of 2010, Shire terminated its agreement with GSK for the co-promotion of VYVANSE, which commenced in May 2009 and was aimed at improving recognition and treatment of adult ADHD in the US. The Company does not believe that the termination of the co-promotion agreement will impact the future performance of VYVANSE in the US.

Information regarding litigation proceedings with respect to VYVANSE can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV

INTUNIV is the first in a new class of approved ADHD medications, a selective alpha-2A receptor agonist indicated for the treatment of ADHD. Alpha-2A-adrenoceptors strengthen working memory networks by inhibiting cAMP-HCN channel signalling in the prefrontal cortex (Cell. 2007;129:397-410). INTUNIV is non-scheduled and has no known potential for abuse or dependence.

The FDA approved INTUNIV in September 2009 as a once-daily treatment of ADHD in children and adolescents aged 6 – 17 years. Shire launched INTUNIV in November 2009.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM (methylphenidate hydrochloride) IR and XL for the treatment of ADHD in children and adolescents aged 6 – 18 years.  Due to the inherent advantages of longer acting formulations in meeting the needs of children and adolescent patients, Shire intends to focus exclusively on the XL form. At December 31, 2010 EQUASYM XL was commercially available in 10 countries in 10mg, 20mg and 30mg strengths. EQUASYM XL is marketed in Mexico and South Korea under the trade name METADATE CD.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD, which uses MICROTROL drug delivery technology and is designed to provide once-daily dosing. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules and can be administered either as a capsule or sprinkled on soft food.

The FDA approved ADDERALL XR as a once-daily treatment for children aged 6 to 12 with ADHD in October 2001, for adults in August 2004 and for adolescents aged 13 to 17 in July 2005.

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire currently receives royalties from Impax’s sales of authorized generic ADDERALL XR.

In October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company received correspondence from the FDA in April 2006 stating that, due to the complex issues raised, which require extensive review and analysis by the FDA’s officials, a decision cannot yet be reached by the FDA. To date, the FDA has not yet reached a decision on this Citizen Petition and has not provided any guidance as to when that decision may be reached.

Litigation proceedings relating to ADDERALL XR are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Treatments for GI diseases - Ulcerative Colitis

Ulcerative Colitis was estimated to affect approximately 1.2 million patients worldwide in 2007 according to Decision Resources, Immune and Inflammatory Disorders Study #4, Ulcerative Colitis (August 2008).

Ulcerative colitis is a serious chronic inflammatory disease of the colon in which part, or all, of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for inflammatory bowel disease is mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

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

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in 2007 in the EU and Canada, at December 31, 2010 LIALDA/MEZAVANT was commercially available in 16 countries.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In September 2008 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference PENTASA before they can be approved. On August 24, 2010 Shire received a ruling from the FDA on the Citizen Petition. The ruling granted Shire’s request with regard to the requirement that bioequivalence to PENTASA be shown by dissolution testing and further imposed a requirement for rigorous pharmacokinetic data. The ruling denied the request that studies with clinical endpoints should also be required because the FDA concluded that comparative clinical endpoint studies would be less sensitive, accurate and reproducible than pharmacokinetic studies. In the event that the FDA does approve an ANDA for PENTASA, Shire has an agreement with Prasco, LLC (“Prasco”) under which Shire, at its discretion, can authorize Prasco to launch an authorized generic version of PENTASA.

Treatments for GI diseases - chronic constipation

Chronic idiopathic constipation is a widespread and often debilitating disorder. The constipated patient population can be split into three distinct groups: (1) patients with primary constipation (without other underlying diseases or not caused by use of medication); (2) patients constipated as a result of regular use of medication such as opioids and (3) patients with severe constipation resulting from neurodegenerative disorders such as multiple sclerosis and Parkinson’s disease. Chronic constipation is characterized by infrequent and difficult passage of stool over a prolonged period. Other symptoms include infrequent bowel movements, bloating, straining, abdominal discomfort and pain, incomplete evacuation and unsuccessful attempts of evacuation. The disease has been clearly defined by the widely accepted Rome III criteria based on the type and duration of the symptoms. Chronic constipation is seen as a persistent disease with approximately 70% of patients having more than three symptom episodes per week. It is estimated that 40% of patients with chronic constipation are not satisfied with their current treatment (Alimentary Pharmacology and Therapeutics, 2007).

RESOLOR

RESOLOR (prucalopride) is the first of a new generation of selective, high-affinity 5-HT4 receptor agonists that stimulates gastrointestinal motility and acts primarily on different parts of the lower gastrointestinal tract (enterokinetic).

In October 2009 RESOLOR was approved by the European Medicines Agency (“EMA”) throughout the EU as a once daily oral treatment for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief.  In July 2010, Swissmedic granted RESOLOR marketing authorization in Switzerland for the treatment of idiopathic chronic constipation in adults for whom the currently available treatment options involving dietary measures and laxatives do not provide sufficient effect. At December 31, 2010 RESOLOR was available in the UK, Germany and Belgium. Launches in additional European countries are planned in the second half of 2011. RESOLOR is available in 1mg and 2mg dose strengths, both for once-daily dosing.

Treatments for diseases in other therapeutic areas

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in chronic kidney disease patients (“CKD”) stage 5 patients receiving dialysis and, from October 2009, is also indicated in the EU for the treatment of adult patients with CKD who are not on dialysis with serum phosphate > 1.78 mmol/L (5.5 mg/dL) in which a low phosphate diet alone is insufficient to control serum phosphate levels. It is estimated that there are approximately 2 million patients worldwide with end-stage renal disease on dialysis (Nephrol Dial Transplant, 2005). In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the blood phosphate levels can become elevated (hyperphosphatemia). The Kidney Disease Improving Global Outcomes (KDIGO) guidelines recommend that serum phosphate levels in CKD patients should be managed towards normal (Kidney International, 2009). FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased.

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and the 750mg and 1,000 mg dosage strengths were approved in 2005. In March 2009 FOSRENOL was launched in Japan by Shire’s licensee Bayer. At December 31, 2010 FOSRENOL was commercially available in 40 countries worldwide.

Litigation proceedings relating to the Company’s FOSRENOL patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

CALCICHEW range

The CALCICHEW range of calcium and calcium/vitamin D3 supplements are indicated for the adjunctive treatment of osteoporosis in the UK and Republic of Ireland. Osteoporosis is characterized by a progressive loss of bone mass that renders bone fragile and liable to fracture. Nearly 3 million people in the UK were estimated to suffer from this condition (Bone, 2000).

Shire has licensed from Nycomed the exclusive rights to distribute the CALCICHEW range of products in the UK and Republic of Ireland until December 31, 2012.

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

In October 2008 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference CARBATROL before they can be approved. To date, the FDA has not yet reached a decision on this Citizen Petition and has not provided any guidance as to when that decision may be reached.

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

REMINYL and REMINYL XL are marketed by the Company in the UK and Republic of Ireland under a royalty-bearing license from Synaptech. In the rest of the world, they are marketed by Janssen, an affiliate of J&J, and the Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL, launched by the Company in the UK and Republic of Ireland in June 2005.

XAGRID

Myeloproliferative disorders (“MPD”), including essential thrombocythemia (“ET”), are a group of diseases in which one or more blood cell types are overproduced. In the case of ET, excess numbers of platelets, which are involved in the blood clotting process, can result in abnormal blood clot formation giving rise to events such as heart attack and stroke. Excessive platelet production can also lead to the formation of abnormal platelets, which may not be as effective in the clotting process. This can lead to events such as gastrointestinal bleeding.

XAGRID (anagrelide hydrochloride) is marketed in Europe for the reduction of elevated platelet counts in at-risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has been granted orphan drug status in the EU, providing it with up to ten years market exclusivity from November 2004.

In the US, anagrelide hydrochloride is sold by the Company under the trade name AGRYLIN for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN have been available in the US market since expiration of marketing exclusivity in 2005.

Human Genetic Therapies

REPLAGAL

REPLAGAL is currently the global market leader for the treatment of Fabry disease. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function often progressing to full kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 40,000 males and is less frequent in females (Desnick et al, 2001).

REPLAGAL is a fully human alpha-galactosidase A protein made in human cells that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the EU with up to 10 years market exclusivity. At December 31, 2010 REPLAGAL was approved in 45 countries.

Litigation proceedings relating to REPLAGAL are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ELAPRASE

ELAPRASE is a treatment for Hunter syndrome (also known as Mucopolysaccharidosis Type II or MPS II). Hunter syndrome is a rare, inherited genetic disorder mainly affecting males that interferes with the body's ability to break down and recycle waste substances called mucopolysaccharides, also known as glycosaminoglycans or GAGs. Hunter syndrome is one of several related lysosomal storage disorder (“LSD”). In patients with Hunter syndrome, cumulative build-up of GAGs in cells throughout the body interferes with the way certain tissues and organs function, leading to severe clinical complications and early mortality. The disease is estimated to affect approximately 1 in 100,000 males (Wraith et al, 2008).

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the EMA in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both FDA and EMA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

ELAPRASE received approval from the Ministry of Health, Labour and Welfare in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2010 ELAPRASE was approved in 45 countries.

FIRAZYR

FIRAZYR is a first-in-class peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE. HAE is a debilitating and potentially life-threatening genetic disease characterized by unpredictable recurring swelling attacks in the hands, feet, face, larynx, or abdomen. The disease is estimated to affect approximately 1 in 50,000 individuals (Bowen et al, 2008).

In July 2008 the EMA granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of Hereditary angioedema. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively.

  FIRAZYR is the first HAE product to receive approval throughout the EU. In January 2011, the Committee for Medicinal Products for Human Use of the EMA issued a positive opinion for a change in the FIRAZYR label in the EU to include self-administered subcutaneous injections for patients who are experiencing acute attacks of HAE. At December 31, 2010 FIRAZYR was approved in 37 countries globally.

VPRIV

VPRIV is a treatment for Type 1 Gaucher disease. Gaucher disease is a rare, inherited genetic disorder which results in a deficiency of the lysosomal enzyme beta-glucocerebrosidase. This enzymatic deficiency causes an accumulation of glucocerebroside, primarily in macrophages. In this LSD, clinical features are reflective of the distribution of Gaucher cells in the liver, spleen, bone marrow, and other organs. The accumulation of glucocerebrosidase in Gaucher cells in the liver and spleen leads to organomegaly. Presence of Gaucher cells in the bone marrow and spleen leads to clinically significant anemia and thrombocytopenia. The disease is estimated to affect 1 in 20,000 – 1 in 60,000 individuals, with a higher incidence in the Ashkenazi Jewish population (Meikle et al, 1999, and National Gaucher Foundation).

VPRIV was approved by the FDA in February 2010 for the long-term treatment of patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV throughout the EU in August 2010. VPRIV was authorized as an orphan medicine through the Centralised Procedure in Europe. At December 31, 2010 VPRIV was approved in 35 countries.

Royalties received from other products

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. The table below lists these products, indicating the principal indications, the company responsible for marketing the product and the relevant territory. In 2009, GSK established a partnership with Pfizer called ViiV Healthcare (“ViiV”) that brought together the HIV portfolios of GSK and Pfizer. ViiV markets the HIV products licensed to GSK by the Company.

The terms of the Company’s license agreement with GSK include royalty rates in the mid teens on sales of products in territories with patent coverage and single digit royalties in territories without patent coverage. The license agreement term runs, and GSK is required to pay royalties, through the term of the last-to-expire patent in each country and in countries where no patent exists, the term runs for 10 years from the first commercial sale in that country. The Company may terminate the agreement in the event GSK fails to pay royalties for two successive quarters. Either party may terminate for material breach or insolvency.

Products	Principal indications	Relevant territory/marketed by

3TC/EPIVIR (lamivudine)	HIV	Canada / Shire & ViiV (1); RoW / ViiV

COMBIVIR (lamivudine and zidovudine)	HIV	Canada / Shire & ViiV; RoW / ViiV

TRIZIVIR (lamivudine, zidovudine and abacavir)	HIV	Canada / Shire & ViiV; RoW / ViiV

EPZICOM/KIVEXA (lamivudine and abacavir)	HIV	Canada / Shire & ViiV; RoW / ViiV

ZEFFIX/EPIVIR-HBV/ HEPTOVIR(2) (lamivudine)	Hepatitis B infection	Canada / Shire & GSK; RoW / GSK

(1) In 1996 Shire formed a commercialization partnership with GSK to market 3TC and Zeffix in Canada.  In 2009 GSK assigned its interest in the partnership to ViiV.
(2) This is not a comprehensive list of trademarks for this product. The product is also marketed under other trademarks in some markets.

HIV/AIDS

HIV is a retrovirus that has been recognized as the causative agent of Acquired Immunodeficiency Syndrome (“AIDS”). There are many strains of HIV throughout the world, although they all exhibit the same disease mechanism.

Shire has licensed to GSK the worldwide rights, with the exception of Canada, to develop, manufacture and sell lamivudine- and/or zidovudine-containing anti-retroviral products (ARVs) (3TC/EPIVIR, COMBIVIR, TRIZIVIR and EPZICOM/KIVEXA). These products are now marketed by ViiV. In Canada lamivudine is sold by Shire in partnership with ViiV.

In an effort to combat the AIDS epidemic in sub-Saharan Africa and reduce the cost of medicines used to treat AIDS in that region, Shire agreed in 2003 to permit GSK to enter into voluntary sub-licences in sub-Saharan Africa with generic manufacturers to make and sell the ARVs and also agreed to waive the majority of its royalty entitlements on sales of products by GSK's/ ViiV’s sub-licensees in that region. In July 2009 these sub-licenses were made royalty-free. In July 2010, Shire agreed with ViiV to extend the scope of the royalty-free voluntary licences to cover a range of the world’s least-developed and low income countries, in addition to sub-Saharan Africa (69 countries in total). In support of Canada’s Access to Medicines Regime, Shire has also enabled a Canadian company, Apotex Corp., to manufacture a generic fixed-dose triple combination ARV that contains lamivudine for the treatment of HIV/AIDS in Rwanda.

In 2007, generic drug companies filed ANDAs seeking approval for COMBIVIR in the US. GSK and Viiv filed lawsuits against both Teva and Lupin Ltd. ("Lupin"), each of whom have filed ANDAs and Paragraph IV certifications for generic versions of COMBIVIR. Teva and ViiV settled their lawsuit for undisclosed terms in May 2010. The lawsuit against Lupin has been stayed. Neither Teva nor Lupin have challenged the patents licensed by Shire to GSK.

3TC/EPIVIR

EPIVIR is indicated in combination with other anti-retrovirals for the treatment of HIV-1 infection and was approved in the US in November 1995. It was approved in Canada in December 1995 and in the EU in August 1996. In combination with other anti-retrovirals 3TC is used in triple and quadruple combination therapies with other nucleoside analog, protease inhibitors (“Pls”) and non-nucleoside reverse transcriptase inhibitors (“NNRTI”).

COMBIVIR

In September 1997, the FDA authorized the marketing of COMBIVIR in the US in combination with other antiretrovirals in the treatment of HIV-1 infection.  COMBIVIR was approved in Europe in March 1998 and in Canada in December 1998.

TRIZIVIR

In November 2000, the FDA authorized the marketing of TRIZIVIR in the US in combination with other antiretrovirals or alone in the treatment of HIV-1 infection. TRIZIVIR was approved for use in the EU in December 2000 and in Canada in October 2001.

EPZICOM/KIVEXA

The FDA approved EPZICOM in the US for use in combination with other antiretroviral agents, for the treatment of HIV-1 infection in adults in August 2004. KIVEXA was approved for use in for adults and adolescents in the EU in December 2004 and in Canada in July 2005.

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

ADHD

ADDERALL XR

Shire receives royalties from Impax’s sales of authorized generic ADDERALL XR.

Dementia

REMINYL and REMINYL XL

REMINYL and REMINYL XL are indicated for the symptomatic treatment of mild to moderately severe dementia of the Alzheimer type and are sold by Shire in the UK and Republic of Ireland. In the rest of the world, they are marketed by Janssen (under the name RAZADYNE and RAZADYNE ER in the US). The Company receives royalties on Janssen's sales. REMINYL XL is a once-daily prolonged release formulation of REMINYL. Following patent litigation in the US in respect of RAZADYNE and RAZADYNE ER, generic versions of both drugs were permitted to enter the US market in 2008.

Generic versions have also launched in Argentina, Colombia, and South Korea and generic versions were approved in European countries where data exclusivity has expired and patent protection has expired or did not exist. There is current ongoing litigation against generic competitors in Greece, Spain, Germany and the UK.

FOSRENOL

The Company licensed the rights to FOSRENOL in Japan to Bayer in December 2003.  Bayer launched FOSRENOL in Japan in March 2009.  Shire receives royalties from Bayer’s sales of FOSRENOL in Japan.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of ADHD, GI, and HGT, as well as early development projects in additional therapeutic areas. Total R&D expenditures of $661.5 million, $638.3 million and $494.3 million were incurred in the years to December 31, 2010, 2009 and 2008 respectively.

The table below lists the Company’s products in clinical development as of December 31, 2010 by disease areas indicating the most advanced development status reached in key markets and the Company’s territorial rights in respect of each product.

Product	Disease area	Development status at December 31, 2010	The Company’s territorial rights
SP
Treatments for ADHD
INTUNIV (extended release guanfacine)	For use in combination with other ADHD treatments	Registration in US	Global
VYVANSE (lisdexamfetamine dimesylate)	ADHD	Phase 3 in EU	Global

INTUNIV	ADHD	Phase 3 in EU	Global

SPD 547	ADHD	Phase 1	Global

Treatments for GI diseases

LIALDA (mesalamine)	Maintenance of remission in ulcerative colitis	Registration in US and Canada	Global (excluding Italy and Latin America) (1)

LIALDA (mesalamine)/MEZAVANT (mesalazine)	Diverticulitis	Phase 3 globally	Global (excluding Italy and Latin America) (1)

RESOLOR (prucalopride)	Chronic Constipation (Males)	Phase 3 in EU	Europe

SPD 556(M0002)	Ascites	Phase 2	Global

SPD 557(M0003)	Refractory gastroesophageal reflux disease (“GERD”)	Phase 2	EU and North America

Treatments for diseases in other therapeutic areas
FOSRENOL (lanthanum carbonate)	CKD in pre-dialysis patients	Pre-registration in the US	Global

XAGRID	Essential thrombocythaemia	Phase 3 in Japan	Global

JUVISTA	Improvement of scar appearance	Phase 2(2)	US, Canada and Mexico

VYVANSE (lisdexamfetamine dimesylate)	For EDS	Phase 2	Global

VYVANSE (lisdexamfetamine dimesylate)	Adjunctive therapy in MDD	Phase 2	Global

VYVANSE (lisdexamfetamine dimesylate)	Other non ADHD indications in adults	Phase 2	Global

SPD 535	Arteriovenous grafts in hemodialysis patients	Phase 1	Global

HGT
Treatment for Angioedema

FIRAZYR (icatibant)	Acute HAE	Registration in the US	Global

Treatment for Duchenne muscular dystrophy (“DMD”)

HGT-4510	DMD	Phase 2a	Global (Excluding North America) (3)

Enzyme Replacement Therapies (“ERT”)

HGT-2310	Hunter Syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT	Phase 1/2	Global (4)

HGT-1410	Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)	Phase 1/2	Global

HGT-1110	Metachromatic Leukodystrophy (“MLD”)	Pre-clinical	Global

(1)	Mochida Pharmaceutical Co., Ltd has rights to develop and sell LIALDA in Japan under license with Shire.
(2)	Phase 3 studies being conducted by Renovo in Europe.
(3)	As a result of a license and collaboration agreement with Acceleron.
(4)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.

SPECIALTY PHARMACEUTICALS

Treatments for ADHD

INTUNIV for use in combination with other ADHD treatments

On April 28, 2010 Shire submitted a supplemental New Drug application (“sNDA”) to support the efficacy and safety of INTUNIV when used in combination with other approved ADHD treatments.

VYVANSE for ADHD in the EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of a Marketing Authorization Approval (“MAA”) for VYVANSE in certain countries in Europe in 2011.

INTUNIV for ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of an MAA for INTUNIV in certain countries in Europe in 2013.

SPD 547 (Guanfacine Carrier Wave, (“GCW”)) for the treatment of ADHD

SPD 547 is in early-stage development for the treatment of ADHD. The Phase 1 program is ongoing with results expected throughout 2011. GCW could potentially improve on the current guanfacine profile to minimize known food, GI and sedation effects.

Treatments for GI diseases

LIALDA for the maintenance of remission in ulcerative colitis in the US and Canada

On June 14, 2010 Shire submitted a sNDA and supplemental New Drug Submission to the FDA and Health Canada, respectively, to seek approval for LIALDA for the maintenance of remission of ulcerative colitis. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU.

LIALDA/MEZAVANT for the treatment of diverticulitis

Phase 3 worldwide clinical trials investigating the use of LIALDA/MEZAVANT to prevent recurrent attacks of diverticulitis were initiated in 2007 and are ongoing.

RESOLOR for the treatment of chronic constipation in males

A Phase 3 European clinical trial to further assess the efficacy of RESOLOR for the treatment of chronic constipation in males was initiated in 2010 and is ongoing.

SPD 556 for the treatment of ascites

SPD 556 (M0002) is a selective Vasopressin V2 receptor antagonist for the treatment of ascites.  This compound is ready for Phase 2 clinical trials.

SPD 557 for the treatment of refractory GERD

SPD 557 (M0003) is selective 5-HT4 receptor agonist. An exploratory Phase 2 program to investigate the effect of the product on reflux episodes in patients currently treated with proton pump inhibitors was initiated in the fourth quarter 2010.

Treatments for diseases in other therapeutic areas

FOSRENOL for the treatment of pre-dialysis CKD

Shire is continuing to explore the regulatory pathway required to secure a label extension in the US for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD.

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program has been initiated to assess the safety and efficacy of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

JUVISTA for the improvement of scar appearance

Renovo initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. On February 11, 2011, Renovo announced its EU Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. Shire is currently considering the trial data and whether to exercise its rights to terminate the license agreement.

VYVANSE for the treatment of EDS

On January 10, 2011 Shire announced results from a study of VYVANSE (lisdexamfetamine dimesylate (or SPD489)) assessing its effect in a model for EDS.  In this investigational, single dose, single-site, randomized, placebo- and active-controlled study, VYVANSE was found to be statistically superior to placebo on both objective and subjective sleep measures. Statistical superiority to the active comparator 250 mg armodafinil was also found at higher VYVANSE doses. Shire plans to review potential development pathways with health authorities for VYVANSE as a possible EDS treatment option.

VYVANSE for the treatment of inadequate response in MDD

A Phase 3 program to assess the efficacy and safety of VYVANSE as adjunctive therapy in patients with MDD is expected to be initiated in mid 2011, following health authority meetings to establish the development program parameters.

VYVANSE for the treatment of other non ADHD indications in adults

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

Projects in pre-clinical development

A number of additional projects are underway in various stages of pre-clinical development for the SP area, including programs using CarrierWave technology, which are primarily focused in the area of pain management.  More data on these programs is expected throughout 2011.

HUMAN GENETIC THERAPIES

Treatments for Angioedema

FIRAZYR in HAE in the US

Prior to its acquisition by Shire, Jerini AG (“Jerini”) received a not approvable letter for FIRAZYR for use in the US from the FDA in April 2008. Shire agreed with the FDA that an additional clinical study would be required before approval could be considered and that a complete response to the not approvable letter would be filed after completion of this study. Shire has now completed a Phase 3 study in patients with acute attacks of HAE, known as the FAST-3 trial, and anticipates submitting a complete response to the FDA in early 2011.

Treatment for DMD

HGT-4510 for DMD

HGT-4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The lead ActRIIB drug candidate, HGT-4510 is in development for the treatment of patients with DMD. The Phase 2a trial is on hold and clinical safety is under review. This product has been granted orphan designation in the US and the EU.

ERT

HGT-2310 for the treatment of Hunter syndrome with CNS symptoms, idursulfase-IT (intrathecal delivery)

HGT-2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010.  This trial is ongoing. This product has been granted orphan designation in the US.

HGT-1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA), a LSD. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010. This trial is ongoing.

HGT-1110 - for the treatment of MLD

Pre-clinical development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing. The Company anticipates submission of an Investigational New Drug application in late 2011. This product has been granted orphan drug designation in the US and the EU.

Early Research Products

A number of additional early stage research projects are underway for the HGT business area.

Development projects discontinued during 2010

During 2010 the Company discontinued the following development project, which was included within “Products under development” in the Company’s previous Annual Report on Form 10-K:

HGT-2610 for the treatment of Globoid cell leukodystrophy (“GLD”)

HGT-2610 was in early development as an ERT for the treatment of GLD, an LSD. This program has been suspended, due to the lower observed incidence of infantile-onset GLD coupled with the rapidly progressive nature of the disease, which challenged the feasibility of clinical development.

Manufacturing and distribution

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its SP products and its HGT product FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plant in Cambridge, Massachusetts, US for its HGT products, REPLAGAL, ELAPRASE and VPRIV.

The Company currently has a dual source of API for VYVANSE, ADDERALL XR and PENTASA and is developing dual sources for LIALDA and INTUNIV. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

In order to support the rapid growth of VPRIV and REPLAGAL, as well as to support clinical development, additional manufacturing capacity has been added in Lexington, Massachusetts, US. Validation runs for REPLAGAL have been completed and submissions to support approval of the new facility will occur in the first half of 2011. VPRIV validation runs will be completed in 2011 with submission in late 2011.

Finished Product Manufacturing

The Company sources most of its SP products from third party contract manufacturers. HGT finished products are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for VYVANSE, ELAPRASE and REPLAGAL and is developing a second source for the manufacturing of LIALDA. The Company sources ADDERALL XR, FOSRENOL, FIRAZYR, INTUNIV, CARBATROL, PENTASA, VPRIV, RESOLOR and XAGRID from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

During 2009, following a comprehensive evaluation of its operations and strategic focus, Shire decided to phase out operations at its SP manufacturing facility at Owings Mills, Maryland. Over 2011, all products currently manufactured by Shire at this site will transition to a contract manufacturer and operations and employee numbers will wind down over this period.

Distribution

The Company’s US distribution center for SP products, which includes a large vault to house US Drug Enforcement Administration (“DEA”) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its products through the three major wholesalers who have hub or distribution centers that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

The distribution and warehousing of HGT products for the US market is contracted out to specialist third party contractors.

Outside of the US, physical distribution of SP and HGT products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Material customers

The Company’s two largest trade customers are Cardinal Health, Inc. and McKesson Corp., both of which are in the US. In 2010, these wholesale customers accounted for approximately 25% and 19% of product sales, respectively.

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

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following non-exhaustive list sets forth details of the granted US and EU patents pertaining to certain of the Company’s products and certain products from which the Company receives a royalty, which are owned by or licensed to the Company and that are material to an understanding of the Company’s business taken as a whole. The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

	Granted US and EP Patents	Expiration Date(1)
ADDERALL XR	US 6,322,819 US RE 41148 US 6,913,768 EP 1123087	October 21, 2018 October 21, 2018 January 29, 2023 October 21, 2019
CARBATROL	US 5,326,570 US 5,912,013 EP 0660705	July 23, 2011 June 15, 2016 July 23, 2012
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211 US 6,153,188 US 6,541,254	March 17, 2015 August 25, 2015 September 3, 2019 November 12, 2011 November 12, 2011
FIRAZYR	US 5,648,333 EP 370453	July 15, 2014 November 14, 2009(2)
FOSRENOL	US 5,968,976 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 August 26, 2024 August 26, 2024 March 19, 2016

INTUNIV	US 5,854,290 US 6,287,599 US 6,811,794	September 21, 2015 December 20, 2020 July 4, 2022
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 6,537,542 US 5,641,670 US 5,733,761 US 6,270,989 US 6,565,844 US 6,083,725 US 6,395,884 US 6,458,574 EP 0750044 EP 0935651	November 5, 2011 June 24, 2014 March 31, 2015 November 5, 2011 November 5, 2011 September 12, 2017 September 12, 2017 September 12, 2017 November 5, 2012 September 12, 2017
RESOLOR	EP 807110	November 16, 2015(2)
VYVANSE	US 7,105,486 US 7,223,735	June 29, 2023 June 29, 2023
VPRIV	US 6,565,844 US 6,537,542 US 5,641,670 US 5,733,761 US 6,270,989 US 6,566,099 US 7,138,262 US 7,833,766 EP 0672160	November 5, 2011 November 5, 2011 June 24, 2014 June 24, 2014 June 24, 2014 September 12, 2017 August 18, 2020 February 6, 2027 December 2, 2013
EPZICOM	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 3, 2012 May 20, 2012

LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 RE 39155 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014 January 3, 2012 May 20, 2012
TRIZIVIR	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 382 526 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2010(2) January 3, 2012 May 20, 2012
Note:

1.
The EP patents listed above do not necessarily have a corresponding national patent registered in each EU member state. In some cases, national patents were obtained in only a limited number of EU member states. The rights granted to an EP patent are enforceable in any EU member state where the EP patent has been registered as a national patent.

2.	The EP patents listed above do not reflect term extensions afforded by supplementary protection certificates (SPCs) which are available in many EU member states.

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

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including the launch of authorized generic versions of ADDERALL XR by Teva and Impax in 2009. This genericization has resulted in a decline in sales of ADDERALL XR and in December 2010 authorized generic versions of ADDERALL XR had a 12.4% share of the US ADHD market. In late 2010, KAPVAY (clonidine extended release) was approved by the FDA for the treatment of ADHD and is being launched in the US by Shionogi & Co., Ltd in early 2011.  Shire’s share of the US ADHD market in December 2010 was 24.6% (compared to 22% in December 2009, excluding DAYTRANA which the Company divested to Noven in October 2010).

Shire’s key ADHD market is the US having three products for the treatment of ADHD. Shire also has ADHD products in Canadian and selected EU markets and further geographic expansion plans are underway.

•
VYVANSE, a long-acting pro-drug stimulant designed to provide once daily dosing, approved for the treatment of ADHD in children, adolescents, and adults, and launched in 2007 in the US and for children in Canada in 2010. Launches in Brazil and selected EU markets are planned for 2011 and beginning in 2012, respectively, subject to receiving the requisite governmental or regulatory approvals;

•
INTUNIV, a long-acting non-stimulant, non-scheduled treatment for ADHD in children and adolescents, launched in November 2009 and planned for selected EU markets beginning in 2014, subject to receiving the requisite governmental or regulatory approvals;

•	ADDERALL XR, an extended release stimulant, launched in the US and Canada in 2001 and 2004, respectively;

•	EQUASYM XL, a long-acting stimulant, methylphenidate capsules acquired from UCB in 2009 and launched in selected EU markets.

Many products which compete with the Company’s ADHD products in the US contain methylphenidate, including the following once-daily formulations: CONCERTA, launched in 2000 by J&J (in conjunction with Alza): METADATE CD, launched in 2001 by UCB; RITALIN LA, launched by Novartis in 2002; DAYTRANA launched in 2006 by Shire (and subsequently divested to Noven in October 2010), and FOCALIN XR, launched by Novartis (in conjunction with Celgene Corporation) in 2005. In December, 2010, CONCERTA, METADATE CD, RITALIN LA, DAYTRANA, and FOCALIN XR had a 16.4%, 1.6%, 1.1%, 1.0% and 5.8% share of the US ADHD market, respectively. In 2003, Eli Lilly launched STRATTERA, a non-stimulant, non-scheduled treatment for ADHD. In December 2010, STRATTERA had a 5.3% share of the US ADHD market.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice) and STRATTERA (Eli Lilly), depending upon the country.

The Company is also aware of clinical development efforts by AstraZeneca plc (in collaboration with Targacept, Inc.), Eli Lilly and Company Limited, J&J, Merck & Co., Inc., Otsuka Pharmaceutical Co., Ltd., NextWave Pharmaceuticals, Inc., PsychoGenics, Inc., and Supernus to develop additional treatment options for ADHD.

GI

Ulcerative Colitis market

Ulcerative colitis is a type of Inflammatory Bowel Disease. The primary treatments for patients with ulcerative colitis are formulations containing mesalamine (also known as 5-ASA). More than 88% of all ulcerative colitis patients receive treatment with 5-ASA. In 2009, Salix launched APRISO and Proctor and Gamble launched ASACOL HD.  Proctor and Gamble subsequently sold the ASACOL franchise to Warner Chilcott. At December 31, 2010 APRISO and ASACOL HD had 5.7% and 9.1% market share, respectively. Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products. In December 2010, Shire’s share of the US ulcerative colitis market was 34.3% (compared to 32% in December 2009).

The US oral 5-ASA market is led by Warner-Chilcott’s ASACOL. In December 2010, ASACOL had a 42.4% share of the oral 5-ASA market, declining from 52.3% in December 2009. In December 2010 Salix’s COLAZAL had a 0.9% market share, while Alaven Pharmaceutical LLC’s DIPENTUM had a 0.6% market share.

The EU oral 5-ASA market is somewhat more fragmented. All market shares stated in this paragraph are as at November 2010. Major competitors in the UK include Warner Chilcott’s ASACOL which had a 56% share of the UK oral 5-ASA market and Ferring’s PENTASA, which had a 25% share of the same market. The German oral 5-ASA market is led by Dr Falk’s SALOFALK, with 56% market share, followed by Shire’s MEZAVANT with 17% share. Merkle Recordati GmbH’s CLAVERSAL has 15% share. CLAVERSAL and Ferring’s PENTASA are the leaders in the oral 5-ASA market in Spain with 41% and 46% market shares respectively. Ferring’s PENTASA is the market leader in France with 78% market share of the oral 5-ASA market. Norgine B.V.’s FIV-ASA had a 19% share of the French oral 5-ASA market. Overall, ASACOL had a 21% share of the EU G5 oral 5-ASA market (UK, Germany, Spain, Italy, and France).  In 2010, Ferring launched a new key competitor, PENTASA 1gm tablet in the Netherlands, Denmark, Norway and Slovakia and we expect future EU launches in 2011.

Mesalamine and balsalazide (mesalamine pro-drug) products are generally protected by formulation patents only. In December 2007, the FDA denied Salix’s Citizen Petition for COLAZAL and Salix subsequently announced the launch of an authorized generic version by Watson Laboratories. This was followed by the introduction of three other generic versions of COLAZAL. Generic versions of COLAZAL had a 6.9% share of the US oral 5-ASA market in December 2010.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for GI disorders by UCB, Abbott Laboratories and Centocor Ortho Biotech Inc.

Chronic constipation market

In Europe over the counter and prescription laxatives are current first line therapy for chronic constipation. The highest value laxative (by revenue) is MOVICOL, a polyethylene glycol (PEG) 3350, sold by Norgine.  In Europe, RESOLOR is indicated for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief.  Currently, there are no other products available to treat chronic constipation in patients that do not adequately respond to laxative treatment.

The Company is aware of other therapies for the treatment of chronic constipation being developed by Ironwood Pharmaceuticals, Inc./ Forest Laboratories, Inc./Almirall, Synergy Pharmaceuticals, Inc., ARYx Therapeutics, Theravance, Inc., Sucampo Pharmaceuticals, Inc., and Albireo.

Markets for the treatment of rare genetic diseases

Competitors for LSDs include Actelion Ltd., Protalix BioTherapeutics Inc (“Protalix”), and Genzyme. For example, REPLAGAL competes with Genzyme’s FABRAZYME, and VPRIV competes with Genzyme’s CEREZYME, Actelion’s ZAVESCA and will compete with the Protalix compound UPLYSO (worldwide rights outside of Israel licensed to Pfizer) if approved. Shire is aware of two companies (Korea Green Cross Corporation and JCR Pharmaceuticals Co. Ltd) that are developing ERTs for the treatment of Hunter syndrome.

FIRAZYR competes in Europe with CSL Behring’s BERINERT P, a human plasma-derived C1-esterase inhibitor (C1-INH) product, and with Pharming Group N.V.’s RUCONEST (a recombinant version of C1-INH), which has recently received EMA approval and will be launched in Europe by Swedish Orphan Biovitrum. If approved in the US, FIRAZYR will compete with BERINERT and with Dyax Corporation’s KALBITOR, a plasma kallikrein inhibitor. FIRAZYR will also compete indirectly with Viropharma, Inc.’s CINRYZE, a plasma-derived CI-INH product approved in the US for prophylaxis of HAE attacks.

For more information on orphan drug designation, see “Government regulation” below.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve. The Company’s 3TC/lamivudine/EPIVIR products (all licensed to GSK) are part of the Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (“NRTI”) market. TRIZIVIR, COMBIVIR and EPZICOM/KIVEXA are part of the combined NRTI market. TRUVADA (tenofovir/emtricitabine), sold by Gilead, is the market leader in combination NRTI. In addition to the two NRTI HIV markets in which lamivudine is sold, there is competition from NRTIs, PIs and entry inhibitors.

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

In general, for a new chemical entity, the product needs to undergo rigorous preclinical testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the pharmaceutical compound into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken with a larger number of patients to provide enough data to statistically evaluate the efficacy and safety of the product and to evaluate more fully clinical outcomes. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development can delay or prevent regulatory approval of the product.

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review for the US. In the EU the review may be undertaken by the following: (i) members of the EMA’s Committee for Medicinal Products for Human Use as part of a centralized procedure; (ii) an individual country's regulatory agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the drug in question; or (iii) a competent member state’s regulatory agency through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure.

Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors - for example additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as it deems appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

As a condition of approval, the regulatory agency will require that the product continues to meet regulatory requirements as to quality, safety and efficacy and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labeling. Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by an agency and discussion with the Company.

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

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Approval to manufacture these drugs is sought by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

In the US, the DEA also regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s ADHD products are strictly controlled.

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

In March 2010 the Affordable Care Act of 2010 was signed into law and in August 2010, the FAA Air Transportation Modernization and Safety Improvement Act was also signed into law. These laws also contain a wide range of changes affecting the pharmaceutical industry, covering issues relating to: (i) increases in Medicaid and Managed Medicaid rebates; (ii) increases in price discounts to Medicare Part D recipients; (iii) changes to Medicaid and Medicare reimbursement rates; (iv) increases in Medicaid and commercial covered lives; (v) an emphasis on integrated and bundled payments rather than separately billable drugs; (vi) Medicare incentives to providers for integrated care, quality care and accountable care organizations; (vii) comparative effectiveness research; (viii) a non-deductible industry fee on drug manufacturers totaling $2.5 billion in 2011, increasing to $4.2 billion in 2018, reducing to $2.8 billion in 2019 and subsequent years; (ix) expansion of the Public Health Service program; and (x) changes to how states and Centers for Medicare and Medicaid Services (“CMS”) share rebates.

Similar regulatory and legislative issues are encountered in Europe and other international markets where governments regulate pharmaceutical prices and patient reimbursement levels. The differing approach to price regulation has led to some parallel trade within the EU where Shire’s products are imported into markets with higher prices from markets with lower prices. Exploitation of price differences between countries in this way can adversely impact domestic sales in those markets with higher prices.

Third party reimbursement and pricing

The Company’s revenue depends, in part, upon the price third parties, such as health care providers and governmental organizations are willing to pay on behalf of patients and physicians for the cost of the Company’s products or similar products and related treatments from the Company’s competitors. These third party payers are increasingly challenging the pricing of pharmaceutical products and/or seeking pharmaco-economic data to justify their negotiated reimbursement prices.

In the US, several factors outside Shire’s control could significantly influence the sale price of pharmaceutical products as well as the operating costs of the business.  It is difficult to predict the overall increases in Medicaid and Managed Medicaid business and cost.  Drug usage could increase as Medicaid covered lives increase under the new eligibility requirements, but increases in usage could be offset by increases in Medicaid and Managed Medicaid rebates, as states decide to stop or continue use of Managed Medicaid and aggressively pursue increases in state supplemental rebates to offset the federal clawback of rebates.

The Affordable Care Act mandates that drug manufacturers provide new coverage gap discounts for Medicare Part D recipients.  It is difficult to predict the long-term impact of this expansion of Medicare access and cost on pharmaceutical companies. Usage of pharmaceutical products may increase as the result of expanded access to medications afforded by the coverage gap discount to patients. However, such potential sales increases may be offset by the discounts and the increased pricing pressures due to enhanced purchasing power of the private sector that will negotiate on behalf of Medicare beneficiaries.  Government payers’ emphasis on bundling reimbursement of certain drugs into the cost of medical procedures; which drugs become the focus for the most effective cost-cutting measures; and what quality indicators are applied, are also outside of Shire’s control.

The reaction of Managed Care entities to the Affordable Care Act is also out of Shire’s control.  Drug usage could increase due to expansion of healthcare exchanges and mandatory coverage.  However, increases in usage could be offset by increases in rebates demanded by Managed Care entities, to offset their increased costs from having to cover members with pre-existing conditions and children up to the age of 26.  The cost of manufacturers’ rebates to Managed Medicaid plans will also depend on how much control each state exerts over the formulary and preferred positioning of drugs for these plans’ members.

Also outside of Shire’s control are the outcomes of multiple lawsuits being filed by State Attorneys General against the constitutionality of the Affordable Care Act, whose outcome could alter some or all aspects of the legislation.  Follow-up legislation, funding of the agencies implementing the legislation and interpretation / guidance from the affected agencies are also outside of Shire’s control and could greatly affect how programs are implemented, since Congress left much of the interpretation in the hands of the agencies.  Depending on how stringent or streamlined agencies make the requirements for approving biosimilars, this could also affect Shire’s orphan drug business.

Similar developments may take place in the EU markets, where the emphasis will likely be on national price controls and non-reimbursement for new and highly priced medicines for which the economic as well as the therapeutic rationales are not yet established. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products in the EU. In Germany, for example, the upper house of parliament recently approved the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law maintains free pricing in the first year of the product launch but imposes a benefit assessment of new drugs within three months of commercialization in order to set a price as of the thirteenth month of commercialization. Prices of drugs bringing an added-value will qualify for price negotiation with the statutory health insurance funds while those deemed as of no added value will be automatically included in Germany's reference pricing system. Criteria required to prove a benefit of a drug, as part of the early benefit assessment include "additional patient-related outcomes", such as an improvement of health conditions, a shortening of the duration of the disease, an improvement in overall survival, a reduction in side effects and an improved quality of life.

Limits on reimbursement available from third party payers may reduce the demand for the Company’s products. Price applications in Europe must be conducted on a country-by-country basis. The slow pace of the process in some countries have delayed launches of products otherwise approved for up to two years and, in occasional situations, prevented launch. Additionally in some countries sub-national, regional authorities with budgetary autonomy are increasingly seeking to place constraints on pharmaceutical prices and uptake. As a consequence the Company’s estimated dates for product launches may be subject to change.  The relative novelty of ADHD and other behavioral based drugs in the EU and other markets will require a strong education and promotion effort in order to gain acceptance and will need to be conducted on a country by country basis.

Responsibility

The Company continues to develop its approach to corporate responsibility (“Responsibility”). The Shire Responsibility Co-ordination Team (the “Team”) comprises representatives from, among other departments, Legal, R&D, Human Resources, Environment Health & Safety, Compliance & Risk Management, Facilities, Marketing and Corporate Communications. The Chairperson of the Team is Shire’s General Counsel, Tatjana May. The Team determines the Company’s overall Responsibility strategy, which is approved by the Company’s Board of Directors, and works with the businesses and functions to embed Responsibility practices within all operations. The Team sets and monitors Responsibility objectives which support delivery of Shire’s overall strategy, and meets at least three times a year to discuss and monitor progress. Shire communicates widely about its approach to Responsibility and has a section on its website dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate how committed Shire is to being responsible.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. At December 31, 2010 the Company had 4,183 employees (2009: 3,875 employees).

Available information

The Company maintains a global internet site at www.shire.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov in a document, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in a XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

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

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

The Company’s key products may not be a commercial success

The commercial success of the Company’s key products - ELAPRASE, VYVANSE, LIALDA/MEZAVANT, PENTASA, FOSRENOL, REPLAGAL, INTUNIV, VPRIV, FIRAZYR and RESOLOR as well as other new products that the Company may launch in the future, will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of additional marketing approvals, the scope of marketing approvals as reflected in the product’s label, the countries in which such approvals are obtained, the authorization of price and reimbursement in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company may not be able to grow its product revenues as quickly as anticipated if any or all of the following occur:

•
if competitive products are genericized or if the prices of competitor products are otherwise reduced significantly, and the prescribing of treatments for the indications that the Company’s products treat is adversely affected;

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

•
loss of patent protection or ability of competitors to challenge or circumvent patents (See ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation);

•	if planned geographical expansion into emerging markets is not successful;

•	if the size of the patient populations for the Company’s products are less than expected or the Company fails to identify new patients for its products; or

•	product liability claims.

If the Company is unable to commercialize any of its key products successfully, there may be a material adverse effect on the Company’s revenues, financial condition and results of operations.

In addition, the Company derives significant revenues and earnings from mature portfolio products (whether or not promoted) including CARBATROL, CALCICHEW, REMINYL and XAGRID.  Sales of these products could decrease as a result of any or all of the following:

•
if competitive products are genericized or if the prices of competitor products are otherwise reduced significantly, and the prescribing of treatments for the indications that the Company’s products treat is adversely affected;

•	if there are unanticipated adverse events experienced with the Company’s products not seen in clinical trials that impact the physician’s willingness to prescribe the Company’s products;

•	if patients, payers or physicians favor other treatments over the Company’s products; or

•
if the Company’s products suffer a loss of patent protection or competitors successfully challenge or circumvent the Company’s patents or regulatory exclusivity (See ITEM 3 Legal Proceedings and Note 19, “Commitments and

Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation).

Unanticipated decreases in revenues from ADDERALL XR could significantly reduce the Company’s revenues and earnings

In the year to December 31, 2010 sales of ADDERALL XR declined 42% to $360.8 million, representing approximately 10% of the Company’s total revenues, (sales of ADDERALL XR in the years to December 31, 2009 and 2008 were $626.5 million and $1,101.7 million respectively). This decline resulted directly from the launch by Teva and Impax of authorized generic versions of ADDERALL XR in April and October 2009, respectively. The Company sells the authorized generic version of ADDERALL XR to Teva and Impax and currently receives royalties from Impax on the sale of its authorized generic. Shire continues to sell the branded version of ADDERALL XR.

Factors that could negatively impact total revenue from ADDERALL XR include, but are not limited to:

•	faster than anticipated erosion of ADDERALL XR sales and elimination of the Impax royalty as a result of FDA approval of additional generic competitors;

•	issues impacting the production of ADDERALL XR or the supply of amphetamine salts including, but not limited to, the ability to get sufficient quota from the US DEA;

•	changes in reimbursement policies of third-party payers; and

•	changes to the level of sales deductions for ADDERALL XR for private or public payers.

In addition, in respect of the period prior to October 1, 2010, when certain provisions of the 2010 Affordable Care Act became effective and provided further clarity, there were potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation.  The CMS may disagree with the Company's interpretation as to how shipments of authorized generic ADDERALL XR should be included in the Medicaid rebate calculation, and require the Company to apply an alternative interpretation of the Medicaid rebate legislation and pay an additional amount in excess of the liability recorded by the Company. For further details, see ITEM 7: Management’s discussion and analysis of financial condition and results of operations.

Any decrease in royalties derived from the sales of 3TC and ZEFFIX could significantly reduce earnings

The Company receives royalties from GSK on the worldwide sales of 3TC and ZEFFIX. In 2010, the Company's royalty income relating to 3TC and ZEFFIX sales was $154.0 million (2009: $164.0 million; 2008: $180.5 million). Any factors that decrease sales of 3TC and ZEFFIX by GSK could significantly reduce the Company's royalty revenue, and negatively affect results of operations. These include, but are not limited to:

•
loss of patent protection or ability of competitors to challenge or circumvent patents (See ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation);

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

A disruption to the product supply chain may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis

The Company sources its products from third party contract manufacturers, and for certain products has its own manufacturing capability. In the event of either the Company's failure or the failure of any third party contract manufacturer to comply with mandatory manufacturing standards (often referred to as ‘Current Good Manufacturing Standards’ or cGMP) in the countries in which the Company sells or intends to sell or have its products sold or suffering another form of disruption to the supply chain, the Company may experience a delay in supply or be unable to market or develop its products.

The Company dual-sources certain key products and/or active ingredients. However, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, FOSRENOL, FIRAZYR, INTUNIV, CARBATROL, PENTASA, VPRIV, RESOLOR and XAGRID and relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, REMINYL, REPLAGAL, VPRIV, RESOLOR and XAGRID.

In the event of financial failure of a third party contract manufacturer or the failure of the third party manufacturer to comply with its contractual obligations, the Company may experience a delay in supply or be unable to market or develop its products. This could have a material adverse affect on the Company's financial condition and results of operations.

There is no assurance that suppliers will continue to supply on commercially viable terms, or be able to supply components that meet regulatory requirements. The Company is also subject to the risk that suppliers will not be able to meet the quantities needed to meet market requirements which may result in the shortage of product supplies in the market

The development and approval of the Company's products depends on the ability to procure active ingredients and special packaging materials from sources approved by regulatory authorities. As the marketing approval process requires manufacturers to specify their own proposed suppliers of active ingredients and special packaging materials in their applications, regulatory approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the supplier specified in the marketing approval. The need to qualify a new supplier could delay the Company's development and commercialization efforts.

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

The actions of certain customers can affect the Company's ability to sell or market products profitably, as well as impact net sales and growth comparisons

A small number of large wholesale distributors control a significant share of the US and certain European markets. In 2010, for example, 44% of the Company's product sales were attributable to two customers in the US; McKesson Corp. and Cardinal Health, Inc. In the event of financial failure of any of these customers, the Company may suffer financial loss and a decline in revenues and earnings. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations. A significant portion of the Company’s SP product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the US and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors.

In addition, a significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition and results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the US Department of Health and Human Services (“HHS”), the FDA, the US Department of Justice and the DEA in the US. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such regulatory authorities could result in the distraction of senior management for prolonged periods of time, significant defence costs, substantial monetary penalties and require extensive government monitoring of Company activities in the future. As an example, on September 23, 2009 the Company received a subpoena from the HHS Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania, seeking production of documents related to the sales and marketing of ADDERALL XR, VYVANSE and DAYTRANA. Shire is cooperating and responding to this subpoena.

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

The pharmaceutical and biotechnology industries are also characterized by continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomical, through the development of new products, technological advances in manufacturing or production by its competitors.

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

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds. The Company also expends significant resources on research and development. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's revenues, financial condition and results of operations. The failure of these efforts to result in the development of products appropriate for testing in human clinical trials could have a material adverse effect on the Company's revenues, financial condition and results of operations.

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

The Company intends to enforce vigorously its patent rights and believes that its partners intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to the Company's products or technologies. The Company's patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its third party manufacturers will provide valid patent protection sufficiently broad to protect the Company's products and technology or that such patents will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation).

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2010:

Location	Use	Approximate Square Footage	Owned or Leased

Dublin, Ireland	Office accommodation	16,000	Leased

Basingstoke, UK	Office accommodation	127,000	Owned

Wayne, Pennsylvania, US	Office accommodation	382,000	Leased

Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased

Owings Mills, Maryland, US	Manufacturing facility and technology center	175,000	Owned

Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	442,000	Owned(1)

Lexington, Massachusetts, US	Manufacturing facility and office accommodation	200,000	Owned

Cambridge, Massachusetts, US	Office accommodation and laboratories	181,000	Leased

Cambridge, Massachusetts, US	Laboratories and manufacturing facility	29,000	Leased

Cambridge, Massachusetts, US	Office accommodation	34,000	Leased

North Reading, Massachusetts, US	Warehousing facility	92,000	Leased

Belmont, Massachusetts, US	Warehousing facility	16,000	Leased

Sao Paulo, Brazil	Office accommodation	14,000	Leased

Ville St Laurent, Quebec, Canada	Office accommodation	35,000	Leased

Berlin, Germany	Office accommodation	22,000	Leased

Nyon, Switzerland	Office accommodation	40,365	Leased

(1)	On June 30, 2010 the Company completed the purchase of certain properties on the Lexington Technology Park campus (“LTP”) in Lexington, Massachusetts, some of which the Company had previously leased.

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world. At December 31, 2010 all the above sites were utilized by the Company with the exception of part of the Company’s site at Lexington, Massachusetts, which is undergoing significant alterations and construction of additional facilities. In addition, Shire has properties at Newport, Kentucky, Rockville, Maryland and Randolph, Massachusetts which are not fully utilized.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual report on Form 10-K.

In addition, information on legal proceedings relating to products from which the Company receives royalties (to which, the Company is not party) is included within ITEM 1: Business of this Form 10-K.

ITEM 4: [RESERVED]

PART II

ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Ordinary shares

The Company’s ordinary shares are traded on the London Stock Exchange (“LSE”).

The following table presents the high and low closing mid-market quotation per ordinary share of Shire as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2010
1st Quarter	15.16	12.20
2nd Quarter	14.83	13.21
3rd Quarter	15.21	13.41
4th Quarter	15.67	14.05

Year to December 31, 2009
1st Quarter	10.65	7.80
2nd Quarter	9.19	8.03
3rd Quarter	10.93	8.23
4th Quarter	12.16	10.01

The total number of record holders of ordinary shares of Shire on February 11, 2011 was 4,928. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by JPMorgan Chase Bank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 11, 2011 the proportion of ordinary shares represented by ADRs was 27.44 % of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2010
1st Quarter	67.31	57.64
2nd Quarter	68.05	57.94
3rd Quarter	71.18	60.93
4th Quarter	74.12	66.79

Year to December 31, 2009
1st Quarter	47.53	32.02
2nd Quarter	42.91	36.04
3rd Quarter	53.24	40.25
4th Quarter	59.80	48.89

The number of record holders of ADSs on February 11, 2011 was 1,173. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the first half of 2010 of 2.25 US cents (1.41 pence) per ordinary share, equivalent to 6.75 US cents per ADS, was paid in October 2010. The Board of Directors (the “Board”) has resolved to pay a second interim dividend of 10.85 US cents (6.73 pence) per ordinary share equivalent to 32.55 US cents per ADS for the six months to December 31, 2010.

A first interim dividend for the first half of 2009 of 2.147 US cents (1.302 pence) per ordinary share, equivalent to 6.441 US cents per ADS, was paid in October 2009. A second interim dividend for the second half of 2009 of 9.250 US cents (5.910 pence) per ordinary share equivalent to 27.750 US cents per ADS was paid in April 2010.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share. Typically, the first interim payment each year will be the higher of the previous year’s first interim USD dividend and the USD equivalent of the previous year’s first interim GBP dividend. Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined. Any dividend growth will come through increasing the second interim dividend in a financial year.

Income Access Share Arrangements

Pursuant to the Scheme of Arrangement (the “Scheme”) that became effective on May 23, 2008 Shire plc became the holding company of the former holding company of the Shire group, Shire Biopharmaceuticals Holdings (“Old Shire”). As a result of the Scheme, Shire has put into place income access arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to choose whether they receive their dividends from Shire a company resident for tax purposes in the Republic of Ireland or from Old Shire, a Shire group company resident for tax purposes in the UK.

Old Shire has issued one income access share to the Income Access Trust (the “IAS Trust”) which is held by the trustee of the IAS Trust (the “Trustee”). The mechanics of the arrangements are as follows:

i)
If a dividend is announced or declared by Shire plc on its ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the Trustee, and such amount is paid by the Trustee to ordinary shareholders who have elected (or are deemed to have elected) to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire plc to its ordinary shareholders will be reduced by an amount equal to the amount paid to its ordinary shareholders by the Trustee.

ii)
If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)
An ordinary shareholder is entitled to make an income access share election such that she/he will receive his/her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire.

iv)
An ordinary shareholder who holds 25,000 or fewer ordinary shares at the first record date after s/he first becomes an ordinary shareholder, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire plc articles of association) such that she/he will receive his/her dividends under these arrangements from Old Shire.

The ADS Depositary has made an election on behalf of all holders of ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, she/he must withdraw his/her ordinary shares from the ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire plc ordinary shares. This will enable him/her to receive dividends from Shire plc (if necessary, by making an election to that effect).

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the Trustee for the benefit of all ordinary shareholders who make (or are deemed to make) an income access share election in an amount equal to what would have been such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election. If any dividend paid on the income access share and or paid to the ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the ordinary shareholders and Shire plc will pay the balance to these ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire will be able to suspend or terminate these arrangements at any time, in which case the full Shire plc dividend will be paid directly by Shire plc to those ordinary shareholders (including the Depositary) who have made (or are deemed to have made) an income access share election. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

In the year ended December 31, 2010 Old Shire paid dividends totaling $58.3 million (2009: $45.9 million; 2008: $7.2 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

Distributable Reserves

The payment of dividends by Shire plc is governed by Jersey law. Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. Prior to making any dividend payment, the Directors of Shire plc who authorize the payment of the dividend must make a solvency statement to the effect that Shire plc will be able to continue to carry on its business and discharge its debts as they fall due immediately after the payment is made and for the twelve month period following the making of the payment. Shire's future dividend policy will be dependent upon the amount of its distributable reserves, its financial condition, the terms of its then existing debt facilities and other relevant factors existing at the time.

For dividends paid by Old Shire on the income access share to the Trustee, the ability of Old Shire to pay dividends is determined under English law. As a matter of English law Old Shire can only pay dividends out of its distributable profits, which are the accumulated realized profits of Old Shire and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital.

Equity Compensation Plan Information

Equity compensation plan information is incorporated herein by reference to ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters of this Form 10-K.

Performance Graph

For a graph comparing the cumulative total return to our stockholders during the five years ending December 31, 2010 to that of the London Stock Exchange 100 Index (excluding financial institutions), please refer to ITEM 11: Executive Compensation – Directors’ Remuneration Report.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2010 and 2009 and for the years to December 31, 2010, 2009 and 2008 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2008, 2007 and 2006 and for the years to December 31, 2007 and 2006 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2010		2009		2008		2007		2006
	$’M		$’M		$’M		$’M		$’M
Statements of Operations:
Total revenues	3,471.1		3,007.7		3,022.2		2,436.3		1,796.5
In-process R&D	-		(1.6)		(263.1)		(1,866.4)		-
Gain on sale of product rights	16.5		6.3		20.7		127.8		63.0
Other operating expenses(1)	(2,693.5)		(2,392.2)		(2,367.8)		(2,076.8)		(1,576.3)
Operating income/(loss)	794.1		620.2		412.0		(1,379.1)		283.2
Total other (expense)/income, net(2)	(24.8)		22.8		(146.4)		(19.0)		33.6

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	769.3		643.0		265.6		(1,398.1)		316.8
Income taxes	(182.7)		(138.5)		(98.0)		(55.5)		(84.9)
Equity in earnings/(losses) of equity method investees, net of taxes	1.4		(0.7)		2.4		1.8		5.7

Income/(loss) from continuing operations, net of taxes	588.0		503.8		170.0		(1,451.8)		237.6
(Loss)/gain from discontinued operations, net of tax	-		(12.4)		(17.6)		-		40.6

Net income/(loss)	588.0		491.4		152.4		(1,451.8)		278.2

Add: net loss attributable to the noncontrolling interest in subsidiaries	-		0.2		3.6		-		-

Net income/(loss) attributable to Shire plc	588.0		491.6		156.0		(1,451.8)		278.2

Earnings/(loss) per share – basic
Income/(loss) from continuing operations	107.7	c	93.2	c	32.1	c	(268.7	c)	47.2	c
(Loss)/gain from discontinued operations	-		(2.3	c)	(3.3	c)	-		8.1	c

Earnings/(loss) per ordinary share - basic	107.7	c	90.9	c	28.8	c	(268.7	c)	55.3	c

Earnings/(loss) per share – diluted
Income/(loss) from continuing operations	105.3	c	91.9	c	31.8	c	(268.7	c)	46.6	c
(Loss)/gain from discontinued operations	-		(2.2	c)	(3.2	c)	-		8.0	c

Earnings/(loss) per ordinary share - diluted	105.3	c	89.7	c	28.6	c	(268.7	c)	54.6	c

(1)	The following items are included within Other operating expenses:

●
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $45.0 million, $43.4 million, $nil, $155.9 million, and $80.5 million in the years ended December 31, 2010, 2009, 2008, 2007 and 2006 respectively;

●	Costs of $62.9 million associated with the termination of the Women’s Health development agreement with Duramed Pharmaceuticals, Inc. (“Duramed”) in the year to December 31, 2009; and

●
Impairment loss of $42.7 million following the decision to divest DAYTRANA to Noven in the year to December 31, 2010 and costs of $149.9 million on the cessation of commercialization of DYNEPO in the year to December 31, 2008.

(2)	The following items are included within Total other (expense)/ income, net:

●	Gains on sale of non-current investments of $11.1 million, $55.2 million, $9.4 million, $0.1 million and $nil in the years ended December 31, 2010, 2009, 2008, 2007 and 2006 respectively;

●
Other than temporary impairment charges for available-for-sale investments of $1.5 million, $0.8 million, $58.0 million, $3.0 million and $0.3 million in the years ended December 31, 2010, 2009, 2008, 2007 and 2006 respectively; and

●
Interest expense in respect of the Transkaryotic Therapies, Inc. (“TKT”) appraisal rights litigation of $nil, $nil, $87.3 million, $28.0 million and $24.6 million in the years ended December 31, 2010, 2009, 2008, 2007 and 2006 respectively.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of
shares (millions):	2010		2009		2008		2007		2006
Basic	546.2		540.7		541.6		540.3		503.4
Diluted	590.3		548.0		545.4		540.3		509.3
Cash dividends declared and paid per ordinary share	11.500	c	9.908	c	8.616	c	7.3925	c	6.3536	c

December 31,
	2010	2009	2008	2007	2006
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	1,880.3	1,570.2	1,044.4	1,696.8	1,810.3
Total assets	5,387.6	4,617.5	3,933.7	4,330.1	3,355.4
Total current liabilities	1,293.3	1,020.0	823.8	1,262.2	1,332.0
Total liabilities	2,936.2	2,705.0	2,606.2	3,074.1	1,384.1
Total equity	2,451.4	1,912.5	1,327.5	1,256.0	1,971.3

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV in this Annual Report on Form 10-K.

Overview

Shire’s strategic goal is to be the leading specialty biopharmaceutical company in the world that focuses on meeting the needs of the specialist physician. Shire focuses its business on ADHD, HGT and GI diseases, as well as opportunities in other specialty therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within two reportable segments: SP and HGT. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	90% (2009: 90%) of total revenues are derived from product sales, of which 71% (2009: 79%) are within SP and 29% (2009: 21%) are within HGT; and

•	9% of total revenues are derived from royalties (2009: 9%).

Shire’s strategic objectives are set using a balanced scorecard approach. Strategic and operational objectives are set at the corporate level and cascaded to the segment (SP/HGT), therapeutic area and functional levels so that these objectives are aligned with the corporate objectives. The Company therefore takes a fully integrated approach to strategic management and uses key performance indicators (“KPIs”) to measure the achievement of these objectives. For 2010, Shire’s corporate KPIs included certain financial and non financial measures.

The markets in which the Company conducts its business are highly competitive and highly regulated. The health care industry is experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•	increased R&D costs, because development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	governments and healthcare systems favoring earlier entry of low cost generic drugs; and

•	higher marketing costs, due to increased competition for market share.

Shire’s strategy to become the leading specialty biopharmaceutical company has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market. The acquisition in 2005 of TKT and the consequent establishment of our HGT business, together with the acquisitions of Jerini in 2008 (which brought the HAE product FIRAZYR), EQUASYM in 2009 (which facilitated Shire’s immediate access to the European ADHD market) and Movetis in 2010 (which brought EU rights to RESOLOR and further developed our GI pipeline), provided Shire with the platforms to increase its presence in Europe and the RoW, thereby working towards diversifying the risk associated with reliance on one geographic market.

In 2010 the SP and HGT businesses derived more than 17% and 81%, respectively, of their product sales from outside of the US. Shire has made significant progress on a path to geographic diversification with additional development and commercialization activities in 2010, including:

•	continued roll-out of MEZAVANT, FOSRENOL and FIRAZYR in Europe; and

•	the acquisition of Movetis, which has added the approved product RESOLOR to the Company’s European GI portfolio.

Shire’s long-term mission is to increase the value of product sales from outside of the US and outside of US, UK, Germany, France, Italy, Spain and Canada. Shire has ongoing late-stage development activities, which are expected to further supplement the diversification of revenues in the future, and include the following:

•	VYVANSE launches in Latin American countries and the registration program for approval in the EU;

•	INTUNIV registration program for approval in the EU;

•	the continued roll-out of VPRIV in certain EU and Latin American countries;

•	the continued roll-out of FIRAZYR in certain European and Latin American countries;

•	the LIALDA/MEZAVANT diverticulitis registration program; and

•	the continued roll-out of FOSRENOL, EQUASYM and RESOLOR in EU and RoW countries.

R&D

Over the last five years Shire has focused its R&D efforts on products in its core therapeutic areas and concentrated its resources on obtaining regulatory approval for later-stage pipeline products within these core therapeutic areas. In addition to continued efforts in its late stage pipeline in core ADHD, GI and HGT therapeutic areas, Shire has also progressed work on an earlier stage pipeline.

Evidence of the successful progression of the late stage pipeline can be seen from the granting of approval and associated launches of the Company’s products over the last six years. Since January 2005, several products have received regulatory approval: in the US, ELAPRASE in 2006, LIALDA and VYVANSE in 2007, INTUNIV in 2009, and VPRIV in 2010; in the EU, FOSRENOL in 2005, ELAPRASE and MEZAVANT in 2007, and VPRIV in 2010; in Canada, VYVANSE in 2010.

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. As Shire further expanded its earlier phase pipeline, R&D costs in 2010 included expenditure on several pre-clinical to Phase 3 studies for products in development as well as Phase 3(b) and Phase 4 studies to support recently launched products in the SP and HGT businesses, together with the development of new projects in both the SP and HGT businesses. For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations, as generic manufacturers may enter the market. Generic manufacturers often do not need to complete extensive clinical studies when they seek registration of a copy product and accordingly, they are generally able to sell the Company’s drugs at a much lower price.

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR, leading to declines in sales of branded ADDERALL XR in both 2009 and 2010.  As discussed in ITEM 1: Business, the FDA has not yet reached a decision on the Citizen Petition for ADDERALL XR which was filed in October 2005. An FDA decision which does not require generic follow-on products to require bio-equivalence or additional clinical testing could lead to additional generic competition for ADDERALL XR.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE, INTUNIV REPLAGAL, FOSRENOL, LIALDA and ADDERALL XR patents. For more detail of current patent litigation, see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Business Development

As a result of the issues associated with the loss or expiry of patent protection or loss of data exclusivity, Shire seeks to focus its business development activity on the acquisition and in-licensing of products and projects which have the benefit of long-term patent protection and/or data exclusivity.

For example, through the acquisition of Movetis in 2010, Shire obtained recently launched RESOLOR, a promising GI pipeline and world-class R&D talent. In 2010 Shire also acquired an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The collaboration with Acceleron will initially focus on further developing HGT-4510 (also called ACE-031) for the treatment of patients with DMD.

In 2009, Shire acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL from UCB and entered into a research collaboration with Santaris Pharma A/S (“Santaris”) for the development of its LNA drug platform technology.

Organization and Structure

During 2010, to support the Company’s mission to increase the proportion of product sales generated outside of the US, Shire established an international commercial hub in Switzerland.

Results of operations for the years to December 31, 2010 and 2009

The Company’s management analyzes product sales growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2010 product sales restated using 2009 average foreign exchange rates to 2009 actual product sales. This Non-GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average key exchange rates for year to December 31, 2010 were $1.55:£1.00 and $1.33:€1.00 (2009: $1.57:£1.00 and $1.39:€1.00).

Financial highlights for the year to December 31, 2010 are as follows:

•
Product sales were up 16% to $3,128 million (2009: $2,694 million). Product sales excluding ADDERALL XR (“Core Products sales”) grew strongly through 2010 (up 34% to $2,767 million), more than offsetting the decline in ADDERALL XR product sales (down 42% to $361 million) following loss of market exclusivity in April 2009. On a Non-GAAP CER basis, Core Product sales were up 35%.

•
The 34% growth in Core Products sales to $2,767 million was driven by VYVANSE (up 26% to $634 million), REPLAGAL (up 81% to $351 million), LIALDA/MESAVANT (up 24% to $293 million), and recently launched INTUNIV($166 million) and VPRIV ($143 million).

•	Total revenues were up 15% (Non-GAAP CER: up 16%) to $3,471 million (2009: $3,008 million) due to the growth in product sales and higher royalties (up 12% to $328 million).

•
Operating income increased by $174 million, or 28%, to $794 million (2009: $620 million), due to higher revenues and continued operating leverage, allowing us to absorb the effects of increased investment in our targeted R&D programs and an increase in selling, general and administrative (“SG&A”) activities to support our recent and future growth.

•	Net income attributable to Shire increased by $96 million to $588 million (2009: $492 million) and diluted earnings per ordinary share increased by 17% to 105.3c (2009: 89.7c).

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2010	2009	Change
	$'M	$'M	%
Product sales	3,128.2	2,693.7	+16%
Royalties	328.1	292.5	+12%
Other revenues	14.8	21.5	-31%
Total	3,471.1	3,007.7	+15%

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales		Non-GAAP CER		US prescription		Exit market
	2010	2009	growth		growth		growth1		share1
	$'M	$'M	%		%		%		%
SP
ADHD
VYVANSE	634.2	504.7	+26		+26		+28		15
ADDERALL XR	360.8	626.5	-42		-43		-32		7
INTUNIV	165.9	5.4	n/a	4	n/a	4	n/a	4	3
DAYTRANA	49.4	71.0	-30		-30		n/a		n/a	5
EQUASYM	22.0	22.8	-4		+1		n/a		n/a	2

GI
LIALDA / MEZAVANT	293.4	235.9	+24		+24		+18		20
PENTASA	235.9	214.8	+10		+10		-5		15
RESOLOR	0.3	-	n/a		n/a		n/a	3	n/a	3

General Products
FOSRENOL	182.1	184.4	-1		<1		-16		6
XAGRID	87.3	84.8	+3		+7		n/a		n/a	2
CARBATROL	82.3	82.4	<1		<1		-7		57
REMINYL/REMINYL XL	42.9	42.4	+1		+2		n/a		n/a	2
CALCICHEW	38.9	43.7	-11		-10		n/a		n/a	2
Other product sales	23.8	19.4	+23		+17		n/a		n/a
	2,219.2	2,138.2	+4
HGT
ELAPRASE	403.6	353.1	+14		+16		n/a	2	n/a	2
REPLAGAL	351.3	193.8	+81		+87		n/a	3	n/a	3
VPRIV	143.0	2.5	n/a	4	n/a	4	n/a		n/a	2
FIRAZYR	11.1	6.1	+82		+91		n/a	3	n/a	3
	909.0	555.5	+64
Total product sales	3,128.2	2,693.7	+16

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended December 31, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2010.
(4)	INTUNIV was launched in the US in the fourth quarter of 2009. In 2009 VPRIV generated sales from early access programs, prior to obtaining US and EU approval in 2010.
(5)	The Company divested DAYTRANA to Noven effective October 1, 2010.

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by both an increase in VYVANSE’s market share and US ADHD market growth (12%) as well as the effect of price increases taken since the fourth quarter of 2009. These factors offset the effect of higher sales deductions in 2010 due to the impact of increased Medicaid rebates principally as a result of US Healthcare Reforms.

Information regarding litigation proceedings with respect to VYVANSE can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased due to lower US prescription demand (following the launch of authorized generic versions in 2009, which more than offset US ADHD market growth) and higher sales deductions in 2010 (65% of branded gross sales in 2010 compared to 47% in 2009). These factors more than offset the effects of stocking in 2010 compared to destocking in 2009.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (the “Medicaid rebate legislation”). As a result, more than one unit rebate amount (“URA”) is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the years to December 31, 2010 and 2009, the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, as amended in 2010 by the relevant provisions of the 2010 Affordable Care Act, (ii) the Company’s repeated and consistent submission of price reporting to the CMS using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. In addition, the 2010 Affordable Care Act contained a provision, effective as of October 1, 2010, that provided further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics should be included in Medicaid rebate calculations from October 1, 2010 forward. CMS has explicitly referred manufacturers with authorized generics to this new provision in making their branded rebate calculations, further supporting the Company’s interpretation.

However, CMS could disagree with the Company’s interpretation for determining Medicaid rebates payable for the period prior to October 1, 2010, require Shire to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $210 million above the recorded liability. For rebates in respect of 2009 prescriptions (“2009 rebates”) this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of provisions in the 2010 Affordable Care Act, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation for the period prior to October 1, 2010, Shire could seek to limit any additional payment for 2009 rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $130 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV – ADHD

US prescription demand for INTUNIV continued to increase throughout 2010. INTUNIV was launched in the US in November 2009, and product sales in 2010 included both shipments made in 2010 and the recognition into revenue of launch stocks which had been deferred in 2009 in accordance with Shire’s accounting policies.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT continued to grow in 2010, driven by an increase in US market share and price increases taken since the fourth quarter of 2009. These factors were partially offset by higher sales deductions compared to the same period in 2009 due in part to US Healthcare Reforms.

Litigation proceedings regarding LIALDA/MEZAVANT are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative colitis

Product sales of PENTASA continued to grow despite lower US prescription demand due to the impact of price increases taken during 2010.

RESOLOR – Chronic Constipation

RESOLOR has generated revenues of $0.3 million since acquisition in October 2010 and sales are expected to be higher in 2011 as the product is launched in additional countries and captures a full year of revenue in existing markets.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL outside the US increased by 6% primarily because of higher prescription demand partially offset by mandatory price reductions that were imposed in 2010. Product sales of FOSRENOL in the US decreased by 7% due to lower US prescription demand and higher sales deductions compared to 2009, which more than offset the effect of price increases taken since the fourth quarter of 2009.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by new patients commencing therapy across North America, Latin America and Europe, Middle East and Asia. On a Non-GAAP CER basis sales grew by 16%.

REPLAGAL – Fabry disease

The 81% growth (87% on a Non-GAAP CER basis) in REPLAGAL product sales was driven by a significant increase in demand in 2010 in all countries where REPLAGAL is sold as new patients commenced therapy and existing patients switched to REPLAGAL from a competitor product. This was attributable in part to supply shortages of that competitor product.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

VPRIV – Gaucher disease

Following the grant of a marketing authorization from the European Commission on August 26, 2010, VPRIV is now being reimbursed on an approved basis in several countries in the EU as well as in the US. VPRIV was approved by the FDA on February 26, 2010. Reimbursement on a pre-approval basis continues in other EU countries.

FIRAZYR - HAE

Product sales grew in line with increased volumes across markets in Europe. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

Royalty revenue increased by 12% to $328.1 million for the year to December 31, 2010 (2009: $292.5 million). The following table provides an analysis of Shire’s royalty income:

	Year to	Year to
	December 31,	December 31,
	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	154.0	164.0	-6%
ADDERALL XR	100.3	68.0	+48%
Other	73.8	60.5	+22%
Total	328.1	292.5	+12%

The increase in royalty revenue in 2010 was primarily due to higher royalties received on sales of authorized generic versions of ADDERALL XR (ADDERALL XR royalties have been received from Impax since October 2009, and were received from Teva, at a lower rate, between April and September 2009). Royalties received for 3TC and Zeffix from GSK were lower in 2010 compared to 2009 as 3TC based treatments continue to be adversely impacted by increased competition from other products.

Cost of product sales

Cost of product sales increased to $463.4 million for the year to December 31, 2010 (15% of product sales), up from $388.0 million in the corresponding period in 2009 (14% of product sales). Cost of product sales as a percentage of product sales increased by one percentage point compared to 2009 as lower gross margins on ADDERALL XR in 2010 and higher costs incurred in 2010 on the transfer of manufacturing from the Company’s Owings Mills facility to a third party offset the positive effect on gross margins of recently launched, higher margin products and higher gross margins from existing Core Products.

For the year to December 31, 2010 cost of product sales included depreciation of $38.1 million (2009: $21.8 million). Depreciation charged in 2010 is higher than 2009 due to accelerated depreciation of $25.7 million (2009: $12.0 million) following a change in the estimate of the useful lives of the property, plant and equipment at Shire’s Owings Mills facility as a result of the anticipated closure of the facility in 2011.

R&D

R&D expenditure for the year to December 31, 2010 increased to $661.5 million (21% of product sales), compared to $638.3 million in the corresponding period in 2009 (24% of product sales). R&D expenditure in the year to December 31, 2010 included the up-front payment of $45.0 million (1% of product sales) on entering the collaboration with Acceleron for development of the ActRIIB class of molecules. R&D in the year to December 31, 2009 included $36.9 million (1% of product sales) related to the payment to amend an INTUNIV in-license agreement, $62.9 million (2% of product sales) following the agreement with Duramed to terminate development of the Women’s Health products, and the up-front payment to Santaris of $6.5 million for technology access and R&D funding.

Excluding these termination, license and up-front payments, R&D increased by $84.5 million in the year to December 31, 2010 compared to the same period in 2009 as the Company has continued to increase investment in a number of targeted R&D programs, including VYVANSE international and investigative uses of VYVANSE for new indications, Guanfacine Carrier Wave, R&D programs acquired with Movetis and other early stage development programs. For the year to December 31, 2010 R&D included depreciation of $19.0 million (2009: $15.5 million).

SG&A

SG&A expenses increased to $1,526.3 million (49% of product sales) for the year to December 31, 2010 from $1,342.6 million (50% of product sales) in the corresponding period in 2009. SG&A increased in 2010 compared to the same period in 2009 due to costs incurred to support the launches of INTUNIV and VPRIV, growth in new markets and the inclusion of Movetis operating costs from the fourth quarter of 2010 following completion of the acquisition. For the year to December 31, 2010 SG&A also included depreciation of $62.1 million (2009: $67.7 million), intangible asset amortization of $133.5 million (2009: $136.9 million) and intangible asset impairment charges of $42.7 million (2009: $nil) to write down the DAYTRANA intangible asset to its fair value less costs to sell prior to divestment to Noven.

Gain on sale of product rights

For the year to December 31, 2010 the Company recorded gains on sale of product rights of $16.5 million (2009: $6.3 million) of which $10.4 million (2009: $nil) resulted from the re-measurement of contingent consideration receivable on divestment of DAYTRANA to its fair value, and $6.1 million (2009: $6.3 million) from the disposal of other non-core products.

Reorganization costs

For the year to December 31, 2010 Shire recorded reorganization costs of $34.3 million (2009: $12.7 million) of which $13.0 million (2009: $12.7 million) related to the transfer of manufacturing from its Owings Mills facility to a third party and $21.3 million (2009: $nil) related to the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the year to December 31, 2010 the Company recorded integration and acquisition costs of $8.0 million (2009: $10.6 million), which in 2010 principally related to the acquisition of Movetis, and in 2009 to the integration of Jerini.

Interest expense

For the year to December 31, 2010 the Company incurred interest expense of $35.1 million (2009: $39.8 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income/(expense), net

For the year to December 31, 2010 the Company recognized income, net of $7.9 million (2009: $60.7 million), primarily due to the recognition of a gain of $11.1 million (2009: $55.2 million) relating to the disposal of its investment in Virochem Pharma Inc (“Virochem”) in March 2009. At the time of disposal an element of the consideration was held in escrow for twelve months pending any warranty claims. The consideration was released from escrow in March 2010, resulting in the remaining gain being recognized in the year to December 31, 2010.

Other income/(expense), net also includes a loss of $3.6 million in the year to December 31, 2010 relating to the extinguishment of building finance obligations at Lexington Technology Park, and in 2009 includes a gain of $5.7 million following the substantial modification of a property lease.

Taxation

The effective rate of tax in 2010 was 24% (2009: 22%).

The effective rate of tax in 2010 benefited from increased profits in lower tax territories, including Switzerland following the implementation of an international commercial hub there in 2010, and an increase in US tax incentives (notably the domestic production deduction), partially offset by up front payments to Acceleron which were deductible at tax rates lower than the Company’s effective tax rate.

The effective rate of tax in 2009 benefited from the decrease in valuation allowances relating to state tax credits and loss carryforwards following Massachusetts state tax changes, and the favorable rate effect of the termination of the Women’s Health development agreement with Duramed and the amendment to the INTUNIV in-licence, which were both tax effected at rates higher than the Company’s effective rate.

Results of operations for the years to December 31, 2009 and 2008

Key financial highlights for the year to December 31, 2009 were as follows:

•	Core Product sales increased by 25% to $2,067.2 million (2008: $1,652.5 million) following continued strong growth from VYVANSE, LIALDA/MEZAVANT, ELAPRASE and REPLAGAL;

•
Product sales including ADDERALL XR decreased by 2% to $2,693.7 million (2008: $2,754.2 million) due to the expected decline in ADDERALL XR product sales following the launch of authorized generic versions by Teva and Impax, with the strong performance from Shire’s other products offsetting the decrease;

•
Total revenues decreased marginally to $3,007.7 million (2008: $3,022.2 million) as the increase in product sales excluding ADDERALL XR and royalty income received on Teva and Impax’s sales of authorized generic ADDERALL XR offset the decline in ADDERALL XR product sales;

•	Operating income in 2009 increased by 51% to $620.2 million (2008: $412.0 million); and

•	Net income attributable to Shire plc increased by $335.6 million to $491.6 million (2008: $156.0 million) and diluted earnings per ordinary share increased to 89.7c in 2009 (2008: 28.6c).

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2009	2008	Change
	$'M	$'M	%
Product sales	2,693.7	2,754.2	-2
Royalties	292.5	245.5	+19
Other revenues	21.5	22.5	-4
Total	3,007.7	3,022.2	-

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER	US prescription	Exit market
	2009	2008	growth	growth	growth1	share1
	$'M	$'M	%	%	%	%
SP
ADHD
VYVANSE	504.7	318.9	+58	+58	+65	13
ADDERALL XR	626.5	1,101.7	-43	-43	-42	8
DAYTRANA	71.0	78.7	-10	-10	-13	1
EQUASYM	22.8	-	n/a	n/a	n/a	n/a	2
INTUNIV	5.4	-	n/a	n/a	n/a	1

GI
PENTASA	214.8	185.5	+16	+16	-2	16
LIALDA / MEZAVANT	235.9	140.4	+68	+69	+43	18

General Products
FOSRENOL	184.4	155.4	+19	+23	-2	8
CALCICHEW	43.7	52.8	-17	-3	n/a	n/a	3
CARBATROL	82.4	75.9	+9	+9	-4	55
REMINYL/REMINYL XL	42.4	34.4	+23	+42	n/a	n/a	3
XAGRID	84.8	78.7	+8	+16	n/a	n/a	2
Other product sales	19.4	50.1	-61	-59	n/a	n/a	3
	2,138.2	2,272.5	-6
HGT
ELAPRASE	353.1	305.1	+16	+20	n/a	n/a	3
REPLAGAL	193.8	176.1	+10	+16	n/a	n/a	2
FIRAZYR	6.1	0.5	n/a	n/a	n/a	n/a	2
VPRIV4	2.5	-	n/a	n/a	n/a	n/a	2
	555.5	481.7	+15
Total product sales	2,693.7	2,754.2	-2
(1)	US prescription growth and market share data provided by IMS NPA. Exit market share represents the US market share in the last week of December 2009.
(2)	Not sold in the US or awaiting approval in the US.
(3)	IMS NPA Data not available.
(4)	Not approved at December 31, 2009. Sales achieved under early access programs.

The Company’s management analyses product sales growth for certain products sold in markets outside of the US on a CER basis, so that product sales growth can be considered excluding movements in foreign exchange rates. Product sales growth on a CER basis is a non-GAAP financial measure, computed by comparing 2009 product sales restated using 2008 average foreign exchange rates to 2008 actual product sales. Average exchange rates for the year to December 31, 2009 were $1.57:£1.00 and $1.39:€1.00 (2008: $1.85:£1.00 and $1.47:€1.00).

Specialty Pharmaceuticals

VYVANSE – ADHD

The increase in VYVANSE product sales was driven by higher US prescription demand in 2009 compared to 2008, 9% growth in the US ADHD market and price increases. Product sales growth was lower than prescription growth due to lower stocking in 2009 compared to 2008.

Information regarding litigation proceedings with respect to VYVANSE can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV – ADHD

INTUNIV was launched in the US in November 2009. In line with Shire’s revenue recognition policy for launch shipments, initial stocking shipments have been deferred and are being recognized into revenue in line with end-user prescription demand. At December 31, 2009 deferred revenues on the balance sheet represented gross sales of $38.8 million.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Litigation proceedings regarding LIALDA/MEZAVANT are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

FOSRENOL – Hyperphosphatemia

Product sales increased as FOSRENOL entered new countries and grew in existing markets outside the US.  In the US, FOSRENOL sales grew despite lower prescriptions due to a price increase in 2009.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions where ELAPRASE is sold. On a Non-GAAP CER basis sales grew by 20% (66% of ELAPRASE sales are made outside of the US).

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales in 2009 over 2008 was driven by a significant increase in demand in the fourth quarter of 2009 due to an acceleration of patients switching to REPLAGAL in the EU, attributable in part to supply shortages affecting a competitor product.  Sales increased 16% on a Non-GAAP CER basis (REPLAGAL is sold primarily in Euros and Pounds sterling).

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Royalties

Royalty revenue increased by 19% to $292.5 million for the year to December 31, 2009 (2008: $245.5 million). The following table provides an analysis of Shire’s royalty income.

				Non-GAAP
Year to December 31,	2009	2008	Change	CER
	$'M	$'M	%	%
3TC and ZEFFIX	164.0	180.5	-9	-6
ADDERALL XR	68.0	-	n/a	n/a
Others	60.5	65.0	-7	-3
Total	292.5	245.5	+19	+22

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

Cost of product sales

Cost of product sales decreased to $388.0 million for the year to December 31, 2009 (14% of product sales), down from $408.0 million in the corresponding period in 2008 (2008: 15% of product sales). Cost of product sales in the year to December 31, 2008 included charges relating to DYNEPO exit costs of $48.8 million (2% of product sales). Excluding this item, cost of product sales as a percentage of product sales in 2009 increased by 1% to 14% compared to 2008. This increase primarily resulted from changes in product mix following the launch by Teva and Impax of their authorized generic versions of ADDERALL XR in 2009. Higher sales deductions on Shire’s sales of branded ADDERALL XR, together with lower margin sales of the authorized generic version of ADDERALL XR to Teva and Impax both depressed gross margins in 2009.

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

SG&A

SG&A expenses decreased to $1,342.6 million (50% of product sales) for the year to December 31, 2009 from $1,455.2 million (53% of product sales) in the corresponding period in 2008. The decrease was due to the Company’s continued focus on cost management, and lower intangible asset impairment charges in the year to December 31, 2009 compared to the same period in 2008. SG&A in the year to December 31, 2009 included intangible asset amortization of $136.9 million (2008: $126.2 million), the increase resulting from a full year amortization of the FIRAZYR intangible asset. Intangible asset impairment charges in the year to December 31, 2009 were $nil (2008: $97.1 million). Impairment charges in 2008 included $94.6 million related to DYNEPO which the Company ceased to commercialize. Depreciation included in SG&A was $67.7 million in 2009 (2008: $48.5 million).

Gain on sale of product rights

For the year to December 31, 2009 Shire recorded gains of $6.3 million (2008: $20.7 million) arising from the sale of non-core products to Almirall in 2007. These gains had been deferred since 2007 pending obtaining the relevant consents to transfer certain assets.

IPR&D charge

During the year to December 31, 2009 the Company recorded an IPR&D charge of $1.6 million (2008: $128.1 million), in respect of FIRAZYR in markets outside of the EU which have not been approved by the relevant regulatory authorities. Also included in IPR&D in 2008 was a charge of $135.0 million relating to the acquisition of METAZYM from Zymenex.

The IPR&D charge in respect of FIRAZYR relates to the US ($64.9 million) and the RoW ($64.8 million) markets. In the US, Jerini received a not approvable letter with respect to FIRAZYR from the FDA in April 2008 (prior to the acquisition of Jerini by Shire), and Shire has since agreed to conduct an additional clinical study in certain RoW territories where FIRAZYR has not been approved by the regulatory authorities.

METAZYM (HGT-1111) completed a Phase 1b clinical trial in 12 MLD patients in Europe and an extension to this study is ongoing. Based on additional long term clinical data from the ongoing Phase 1b study in MLD, in the first quarter of 2010 Shire decided to suspend further development of an intravenous formulation of HGT-1111.

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

Interest income

For the year to December 31, 2009 Shire received interest income of $1.9 million (2008: $25.5 million), primarily earned on cash and cash equivalents. Interest income for the year to December 31, 2009 was lower than the same period in 2008 due to significantly lower average interest rates in 2009 compared to 2008 and lower average cash and cash equivalent balances.

Interest expense

For the year to December 31, 2009 the Company incurred interest expense of $39.8 million (2008: $139.0 million). Interest expense in 2009 primarily related to interest expense on the Company’s convertible bond. Interest expense in 2008 was higher than 2009 due to interest expense of $87.3 million recorded in respect of the TKT appraisal rights litigation, of which $73.0 million was additional interest arising from the settlement of the litigation in November 2008.

Other income/(expense), net

For the year to December 31, 2009 the Company recognized Other income, net of $60.7 million. Other income in 2009 includes a gain of $55.2 million on disposal of the Company’s investment in Virochem to Vertex Pharmaceuticals Inc (“Vertex”) in a cash and stock transaction. Shire received total consideration of $19.2 million in cash and two million

Vertex shares (valued at $50.8 million at the date these shares were acquired). Other income, net in 2009 also includes a gain of $5.7 million on the substantial modification of a property lease.

For the year ended December 31, 2008, the Company recognized Other expenses, net of $32.9 million. Other expenses, net includes other-than-temporary impairment charges of $58.0 million. Impairment charges in 2008 include $44.3 million relating to the Company’s available-for-sale investment in Renovo Group plc. Offsetting this in 2008 is a gain of $9.4 million from the disposal of the Company’s available-for-sale investment in Questcor Pharmaceutical Inc. (“Questcor”) for cash consideration.

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

Discontinued operations

The loss from discontinued operations for the year to December 31, 2009 was $12.4 million (2008: $17.6 million). The loss in 2009 related to net losses on discontinued Jerini businesses which were either divested or closed during the second quarter of 2009, the loss on disposal of Jerini Peptide Technologies Gmbh (“JPT”) business and the write-off of assets previously classified as held for sale. The loss in 2008 related to certain businesses acquired through the Jerini acquisition, including a charge of $12.9 million arising on the re-measurement of assets held for sale to their fair value less cost to sell.

Financial condition at December 31, 2010 and 2009

Cash and cash equivalents

Cash and cash equivalents have increased by $51.7 million to $550.6 million at December 31, 2010 (December 31, 2009: $498.9 million). In the year to December 31, 2010 cash provided by operating activities was $954.9 million. The strong operating cashflow in 2010 has funded significant investment in the business, including the acquisition of Movetis, LTP and other capital expenditures as well as enabling a reduction of net debt.

Accounts receivable, net

Accounts receivable, net have increased by $95.0 million to $692.5 million at December 31, 2010 (December 31, 2009: $597.5 million), principally due to higher gross revenues in 2010 compared to 2009. At December 31, 2010 receivables represented 50 days sales, a reduction of one day compared to 2009 (December 31, 2009: 51 days).

Inventories

Inventories have increased by $70.3 million to $260.0 million at December 31, 2010 (December 31, 2009: $189.7 million), primarily due to an increase in the production of the Company’s HGT products.

Property, plant and equipment, net

Property, plant and equipment, net increased by $176.6 million to $853.4 million at December 31, 2010 (December 31, 2009: $676.8 million), principally due to the acquisition of and construction at LTP.

Other intangible assets, net

Other intangible assets, net have increased by $188.2 million to $1,978.9 million at December 31, 2010 (December 31, 2009: $1,790.7 million) as a result of intangible assets recognized through the Movetis business combination, partially offset by amortization and impairment charges, the disposal of the DAYTRANA intangible asset and translational foreign exchange losses on non-US dollar denominated intangible assets.

Accounts payable and accrued expenses

Accounts payable and accrued expenses have increased by $310.2 million to $1,239.3 million (December 31, 2009: $929.1 million), primarily due to increases in accrued Medicaid and Managed Care rebates, partially offset by the decrease in deferred revenue following the recognition into revenues in 2010 of INTUNIV Launch Stocks which previously had been deferred.

Other long term debt

Other long term debt has decreased by $35.7 million to $7.9 million at December 31, 2010 (December 31, 2009: $43.6 million), due to the extinguishment of building finance obligations following the acquisition of Lexington Technology Park.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Share Ownership Trust (“ESOT”) of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the URA in respect of ADDERALL XR Medicaid rebates; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $550.6 million of cash and cash equivalents at December 31, 2010. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, in November 2010 Shire entered into a new committed multicurrency revolving and swingline facilities agreement of $1,200 million, which is currently undrawn, and will mature in 2015. The Company’s existing committed revolving credit facility was cancelled.

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire (the “Bonds”). The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million. In connection with the Scheme in 2008 the Trust Deed was amended and restated in order to provide that, following the substitution of Shire in place of Old Shire as the principal obligor and issuer of the Bonds, the Bonds would be convertible into ordinary shares of Shire.

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount.

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

Revolving Credit Facilities Agreement

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners (the “new RCF”). The new RCF is for an aggregate amount of $1,200 million and cancelled the Company’s existing committed revolving credit facility (the “old RCF”). The new RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015.

The interest rate on each loan drawn under the new RCF for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.90 to 2.25 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the new RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the new RCF agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the new RCF agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30; and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

On entering into the new RCF agreement the Company paid arrangement costs of $8.0 million, which have been deferred and will be amortized over the contractual term of the new RCF.

The availability of loans under the new RCF is subject to customary conditions. The full terms are set out in Exhibit 10.28 to this Annual Report on Form 10-K.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents, restricted cash and the new RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments and lease obligations as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the new RCF and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at December 31, 2010 and 2009:

	2010	2009
December 31,	$’M	$’M
Cash and cash equivalents	550.6	498.9
Shire 2.75% Convertible bonds	1,100.0	1,100.0
Building financing obligation	8.4	46.7
Total debt	1,108.4	1,146.7
Net debt	(557.8)	(647.8)

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2010 increased by $328.0 million to $954.9 million (2009: $626.9 million), primarily due to higher cash receipts from product sales and royalties, cash inflows from forward foreign exchange contracts in 2010 compared to outflows in 2009, partially offset by higher payments on sales deductions, operating costs and taxes in the year to December 31, 2010 compared to the same period in 2009.

Net cash provided by operating activities for the year to December 31, 2009 decreased by 22% to $626.9 million compared to $800.1 million for the year to December 31, 2008, a decrease of $173.2 million. Net cash provided by operating activities was lower in 2009 compared to 2008 due to lower net sales receipts and higher cash tax payments in 2009 compared to 2008. Net cash provided by operating activities in 2008 also included cash inflows on forward foreign exchange contracts which were not repeated in 2009. These factors more than offset the inclusion of interest paid on settlement of the TKT appraisal rights in cash flow from operating activities in 2008.

Net cash used in investing activities was $797.4 million in the year to December 31, 2010. This included the cash paid (net of cash acquired) of $449.6 million for, and payments of $33.4 million on foreign exchange contracts related to, the acquisition of Movetis in October 2010, and expenditure on property, plant and equipment of $326.6 million. Capital expenditure on property, plant and equipment includes $121.9 million for the acquisition of new properties and properties previously occupied under operating leases and $134.5 million on construction work, at Lexington Technology Park.

Net cash used in investing activities was $322.4 million in the year to December 31, 2009. This included the cash cost of purchasing EQUASYM of $72.8 million and expenditure on property, plant and equipment of $254.4 million. These cash outflows were partially offset by receipts of $19.2 million from the sale of non-current investments. Capital expenditure on property, plant and equipment included $127.0 million on construction work at the HGT campus in Lexington, Massachusetts, $18.4 million on construction work at the UK office in Basingstoke, Hampshire, and $19.9 million on infrastructure and capital management projects in the US. This capital expenditure was funded from the Company’s existing cash resources and operating cash flows.

Net cash used in financing activities was $99.5 million for the year to December 31, 2010, including the dividend payment of $62.0 million and $43.1 million to extinguish building finance obligations at Lexington Technology Park.

Net cash used in financing activities was $28.7 million for the year to December 31, 2009 which relates to $54.4 million for the dividend payment partially offset by excess tax benefits of stock based compensation of $16.8 million and proceeds from exercise of options of $14.6 million.

Outstanding Letters of credit

At December 31, 2010, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $24.3 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.  The Company has restricted cash of $9.2 million, as required by these letters of credit.

Cash Requirements

At December 31, 2010 the Company’s cash requirements for long-term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Long-term debt obligations(i)	1,205.9	30.3	60.5	1,115.1	-
Operating leases obligation (ii)	150.2	34.2	41.7	35.3	39.0
Purchase obligations (iii)	450.6	335.8	108.8	6.0	-
Other long-term liabilities reflected on the Balance Sheet (iv)	167.3	7.0	156.9	1.3	2.1
Total	1,974.0	407.3	367.9	1,157.7	41.1

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 issued in May 2007 and the interest on the convertible bonds has been included based on the contractual payment dates. The principal amount of $1,100 million has been included within payments due in three to five years based on the Final Maturity Date of the convertible bonds. The bondholders have the option to redeem the convertible bonds at the principal amount in May 2012 and the Company has the option to call the bonds subject to certain conditions after May 2012. Further details are included within Liquidity and capital resources: Shire 2.75% Convertible Bonds due 2014 above.

(ii)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2016.

(iii)
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment) that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Shire expects to fund these commitments with cash flows from operating activities.

(iv)
Unrecognized tax benefits and associated interest and penalties of $6.5 million and $130.3 million are included within payments due in less than one year and payments due in one to three years, respectively.

The contractual obligations table above does not include certain milestones and other contractual commitments where payment is contingent upon the occurrence of events which are yet to occur (and therefore payment is not yet due). The most significant of the Company’s milestone and contractual commitments which are contingent on the occurrence of future events are as follows:

(i)	Collaboration with Acceleron for ActRIIB class of molecules

On September 9, 2010 Shire announced that it had expanded its HGT pipeline by acquiring an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The collaboration will initially focus on further developing ACE-031, the lead ActRIIB drug candidate, which is in development for the treatment of patients with DMD. The Phase 2a trial is on hold and clinical safety is under review. ACE-031 and the other ActRIIB class of molecules have the potential to be used in other muscular and neuromuscular disorders with high unmet medical need.

In the year to December 31, 2010 Shire made an upfront payment of $45.0 million to Acceleron which has been expensed to R&D. Shire will pay Acceleron up to a further $165.0 million, subject to certain development, regulatory and sales milestones being met for ACE-031 in DMD, up to an additional $288.0 million for successful commercialization of other indications and molecules, and royalties on product sales.

Shire and Acceleron will conduct the collaboration through a joint steering committee, with subcommittees including a joint manufacture committee, and a joint patent committee to monitor the development of ACE-031 and other compounds.

(ii)	Research Collaboration with Santaris on Locked Nucleic Acid (“LNA”) Drug Platform

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

In the year to December 31, 2010 Shire paid success milestones of $3.0 million. Shire has remaining obligations to pay Santaris a further $10.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72.0 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

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

In the revised license agreement, the rights to sell JUVISTA in all territories outside the US, Mexico and Canada were returned to Renovo. Milestone and royalty obligations remain unchanged from the original agreement except that Shire will pay Renovo an additional $5 million milestone if Shire elects to commence a clinical trial following Shire’s review of the clinical trial report from Renovo’s first EU Phase 3 clinical trial. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. Shire is currently considering the trial data and whether to exercise its rights to terminate the license agreement.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets. Under the revised agreement, each party is responsible for its own development costs but future development costs can be shared by agreement. Each party has free-of-charge access to the other party’s data to support regulatory filings in their respective territories. In the year to December 31, 2010 Shire made a payment to Renovo of $3.2 million (2009: $3.9 million, 2008: $7.4 million), being the final payment under the terms of the original license agreement, which has been charged by Shire to R&D.

Off-balance sheet arrangements

There are no off-balance sheet arrangements aside from the milestone payments mentioned above that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign currency fluctuations

A number of the Company’s subsidiaries have functional currencies other than the US dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly those between the US Dollar, Canadian Dollar, Pounds Sterling and the Euro. The accumulated foreign currency translation differences at December 31, 2010 of $85.4 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange gains for the year to December 31, 2010 of $1.7 million are reported in the consolidated statements of income.

At December 31, 2010, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A in this Annual Report on Form 10-K. At December 31, 2010 the fair value of these contracts was a net asset of $1.0 million.

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

The Company’s revenues from product sales are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2010 there were two customers in the US who accounted for 44% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ, potentially significantly, from amounts recorded based on the Company’s estimates and assumptions. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes, provisions for litigation and contingent consideration receivable from product divestments.

(i)	Valuation of intangible assets

(a)	Estimation of intangible asset amortization charges and impairment losses

At December 31, 2010 the carrying value of the Company’s intangible assets was $1,978.9 million, primarily comprising the following currently marketed products or products under development: FIRAZYR ($240.8 million), REPLAGAL ($252.0 million), RESOLOR ($434.8 million), and VYVANSE ($878.8 million).

The Company’s intangible assets are comprised of: (i) finite lived intangible assets which are amortized over their estimated useful life, (principally for currently marketed products with a defined revenue stream); and (ii) indefinite lived IPR&D assets which are either subject to amortization following completion, or impairment on abandonment, of the relevant development project, (IPR&D assets relate to development projects acquired through business combinations which closed subsequent to January 1, 2009).

Management’s estimate of the useful life of its intangible assets considers, inter alia, the following factors:

•	the expected use of the asset by the Company;

•	any legal, regulatory, or contractual provisions that may limit or extend the useful life;

•	the effects of demand and competition, including the launch of generic products; and

•
other general economic and / or industry specific factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

The Company reviews the useful life of its intangible assets subject to amortization at each reporting period, and revises its estimate of the useful life if warranted by events or circumstances. Any future changes to the useful life of the Company’s intangible assets could result in higher or lower amortization charges in future periods, which could materially affect the Company’s operating results.

The Company reviews its finite lived intangible assets for impairment using a “two-step” approach, whenever events or circumstances suggest that their carrying value may not be recoverable. Under step one, if the undiscounted cash flows resulting from the use and ultimate disposition of the finite lived intangible asset are less than its carrying value, the intangible asset is considered impaired. The impairment loss is determined under step two as the amount by which the carrying value of the intangible asset exceeds its fair value.

The Company reviews its indefinite lived intangible assets (principally relating to IPR&D assets) for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived assets are reviewed for impairment using a “one-step” approach, which compares the fair value of the indefinite lived asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value of the intangible asset.

Events or circumstances that could suggest that the Company’s intangible assets may not be recoverable, and which would lead to an evaluation of the relevant asset for impairment, include but are not limited to the following:

•	changes to a product’s commercialization strategy;

•	the loss of patent protection, regulatory exclusivity or challenge or circumvention by competitors of the Company’s regulatory exclusivity patents;

•	the development and marketing of competitive products, including generic entrants into the marketplace;

•	changes to the product labels, or other regulatory intervention;

•	sustained government pressure on prices and, specifically, competitive pricing;

•	the occurrence of significant adverse events in respect to the Company’s products;

•	a significant deterioration in a product’s operating performance compared to expectations;

•	an expectation that the intangible asset will be divested before the end of its previously estimated useful life; and

•	adverse changes to the technological or commercial viability of development projects which the Company’s IPR&D assets represent, which could include abandonment of the relevant project.

The occurrence of any such events or circumstance could adversely affect the Company’s estimates of the future net cash flows generated by its intangible assets.

After the identification of such events, circumstances, and the resultant impairment reviews, the Company recognized intangible asset impairment losses of $42.7 million in the year to December 31, 2010 which related to its DAYTRANA intangible asset as a result of divestment to Noven (2009: $nil; 2008: $97.1 million, of which $94.6 million related to DYNEPO which the Company stopped commercializing). Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its intangible assets.

(b)	Intangible assets acquired through business combinations

The fair values of all identifiable intangible assets for commercialized products acquired through business combinations (primarily the acquisitions of TKT in 2005, New River in 2007, Jerini in 2008 and Movetis in 2010) have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. This method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted).

The forecast of future cash flows requires various assumptions to be made, including:

•
revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	royalty or license fees saved by owning the intellectual property associated with the products;

•	cost of sales for the products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other sources of market data;

•	general and administrative expenses;

•	R&D expenses;

•	the estimated life of the products; and

•	the tax amortization benefit available to a market participant purchasing the relevant assets outside of a business combination.

The valuations are based on information at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows, and dependent on the outcome of future events or circumstances impairment losses as outlined at (a) above may result.

(c)	IPR&D acquired through business combinations

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations or asset acquisitions, which at the date of the relevant acquisition have not reached technological feasibility or have no alternative future use.

Prior to January 1, 2009 the fair value ascribed to such technologies or development projects was immediately expensed to the consolidated statements of income in the year of acquisition. The Company recorded IPR&D expense on the following significant business combinations that closed prior to January 1, 2009: $128 million on acquisition of Jerini in 2008, $1,866 million for New River in 2007 and $815 million for TKT in 2005. In 2008 the Company also recorded IPR&D expense of $135 million following the asset acquisition of METAZYM from Zymenex. Additionally, non-refundable fees paid on the in-licensing of products that have not yet received regulatory approval and have no alternative future use have been expensed and presented within R&D.

IPR&D for business combinations that closed subsequent to January 1, 2009 is recorded as an indefinite lived intangible asset. The Company recorded indefinite lived IPR&D assets of $139 million on acquisition of Movetis in 2010, and $6 million on acquisition of EQUASYM from UCB in 2009.

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

•	cost of sales related to the potential products using historical data, industry data or other sources of market data;

•	sales and marketing expense using historical data, industry data or other market data;

•	general and administrative expenses;

•	R&D expenses to complete the development of the acquired products; and

•	the tax amortization benefit available to a market participant purchasing the relevant assets outside of a business combination.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from ongoing clinical trials, and obtaining the necessary regulatory approvals. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of IPR&D. However, as the valuation process for IPR&D involves a number of inter-relating assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of IPR&D to changes in any individual assumption.

The valuation of IPR&D has been based on information that existed at the time of the acquisition of the relevant development project, and utilized expectations and assumptions that (i) have been deemed reasonable by Shire’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or estimates associated with the valuation of IPR&D will occur as projected. If certain of the IPR&D projects fail during development, are abandoned, or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the R&D investment made subsequent to acquisition of the relevant project. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

(ii)	Valuation of Equity Investments

At December 31, 2010 the carrying value of the Company’s investments in certain public and private pharmaceutical and biotechnology companies amounted to $101.6 million, (principally represented by the Company’s available for sale investment in Vertex). The carrying values of these investments are periodically reviewed for other-than-temporary impairment, at least quarterly or more frequently if certain events or circumstances suggest that the carrying value of an investment exceeds its fair value.

Indicators of other-than-temporary impairment which are considered by the Company, include:

•	the market value of a quoted investment being below the cost of the investment;

•	adverse news on a company’s progress in scientific technology/development of compounds; and

•	recent stock issuances at a price below the investment price.

If the fair value appears to be below the investment’s cost the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include, but is not limited to:

•	the length of time and/or the extent to which the market value of the investee is less than the cost of the investment;

•	the level of progress in the investee’s scientific technology/development of compounds;

•	ongoing activity in collaborations with the investee;

•	whether or not other substantial investee-specific adverse events have occurred which may cause a decline in value;

•	analysis and valuation of comparable companies; and

•	the overall financial condition and near term prospects of the investee, including its ability to obtain financing to progress development of its compounds.

In instances when this review indicates that there is an other-than-temporary impairment of the Company’s investment in private companies, the Company records an other-than-temporary impairment loss to record the investment at its  then current fair value. For the Company’s investments in public companies which are accounted for as available-for-sale securities, if these investments are deemed to be other-than-temporarily impaired, any unrealized holding loss is reclassified from other comprehensive income by recording an other than temporary impairment charge in the consolidated statements of income.

During 2010, 2009 and 2008 Shire did not record any impairment charges for its non-current investments in private companies. During the year to December 31, 2010, the Company recorded other-than-temporary impairment charges of $1.5 million for its available for sale securities (2009, $0.8 million; 2008: $58.0 million). At December 31, 2010 the Company has net unrealized holding gains of $0.3 million (net of taxes) on its available for sale securities and has one available for sale security in an unrealized holding loss position ($5.6 million at December 31, 2010).

Other than temporary impairment charges of $58.0 million recorded in 2008 included $44.3 million for the Company’s investment in Renovo Group plc. During the third quarter of 2008, the Company considered the following factors in its determination of whether its impairment in Renovo Group plc was temporary or other-than-temporary: the severity of the decline from historical cost (87% decline) and its duration (eleven months); market analysts’ targets of Renovo Group plc’s share price for the next 18-24 months; and the revised expected filing date for JUVISTA due to the adoption of a sequential rather than parallel Phase 3 development plan. These factors, together with the significant decline in global equity markets during the third quarter of 2008 meant that the Company was unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo Group plc could occur. As such, at the end of the third quarter of 2008 the Company concluded that the decline in value was other-than-temporary.

The determination of the fair value of private company investments and the determination of whether an unrealized holding loss on a publicly quoted investment is other-than-temporary requires significant management judgment.  Any future events or circumstances which could lead to the recognition of other-than-temporary impairment charges, particularly in respect of the Company’s investment in Vertex (carrying value at December 31, 2010 $68.4 million), could have a material adverse impact on the Company’s financial condition and results of operations.

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

The accrual estimation process for Medicaid and Managed Care rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of the estimation of the Medicaid URA for ADDERALL XR for the period prior to October 1, 2010 (see below), Shire does not believe that the effect of these uncertainties, taken as a whole, significantly impacts the Company’s financial condition or results of operations.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation. As a result, more than one URA is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the years to December 31, 2010 and 2009 the Company has recorded its accrual for ADDERALL XR Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation as amended in 2010 by the relevant provisions of the 2010 Affordable Care Act, (ii) the Company’s repeated and consistent submission of price reporting to the CMS using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. In addition, the 2010 Affordable Care Act contained a provision, effective as of October 1, 2010, that provided further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics should be included in Medicaid rebate calculations from October 1, 2010 forward.  CMS has explicitly referred manufacturers with authorized generics to this new provision in making their branded rebate calculations, further supporting the Company’s interpretation.  However, CMS could disagree with the Company’s interpretation, require Shire to apply an alternative interpretation of the Medicaid rebate legislation for the period prior to October 1, 2010 and pay up to $210 million above the recorded liability. For 2009 rebates this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of provisions in the 2010 Affordable Care Act, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation for the period prior to October 1, 2010, Shire could seek to limit any additional payments for 2009 rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $130 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

Any future change in the Company’s best estimate of the ADDERALL XR Medicaid rebate liability for the period prior to October 1, 2010 could significantly decrease reported ADDERALL XR net product sales and impact the Company’s financial condition and results of operations in the period in which any such change of estimate were to occur.

Aggregate accruals for Medicaid and MCO rebates at December 31, 2010, 2009 and 2008 were $549.9 million $341.6 million and $222.5 million, or 18%, 13% and 8% of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

Product Returns

The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life; (b) product damaged while in the possession of Shire; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Returns are generally accepted up to one year after expiration date of the relevant product. The Company typically refunds the agreed proportion of the sales price by the issuance of a credit, rather than cash refund or exchanges from inventory, and the returned product is destroyed.

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

Returns reserves for new products generally require a higher level of estimation than estimates for established products. For shipments made to support the commercial launch of a new product (which can include guaranteed sales) the Company’s policy is to defer recognition of the sales revenue until there is evidence of end-patient acceptance of the new product (primarily through third-party prescription data). For shipments after launch under standard terms (i.e. not guaranteed sales), the Company’s initial estimates of sales return accruals are primarily based on the historical sales returns experience of similar products shortly after launch. Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.

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

At December 31, 2010, 2009 and 2008, provisions for product returns were $69.8 million, $62.7 million and $47.1 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with the assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2010 the Company recognized additional provisions in relation to ongoing compliance management for prior years totaling $30.4 million. These increases were partially off set by $11.4 million primarily following conclusion of ongoing audits. In the year to December 31, 2009 the Company recognized additional interest expense of $21.3 million on its provision for uncertain tax positions following the receipt of new information on the amount of interest that may be payable upon settlement of the relevant tax position.

Any outcome upon settlement that differs from the recorded provision for uncertain tax positions may result in a materially higher or lower tax expense in future periods, which could significantly impact the Company’s results of operations or financial condition. However, we do not believe it possible to reasonably estimate the potential impact of any such change in assumptions, estimates or judgments and the resultant change, if any, in the Company’s provision for uncertain tax positions, as any such change is dependent on factors such as future changes in tax law or administrative practice, the amount and nature of additional taxes which may be asserted by the taxation authorities, and the willingness of the relevant tax authorities to negotiate a settlement to any such position.

At December 31, 2010 the Company recognized a liability of $290.8 million for total unrecognized tax benefits (2009: $254.0 million) and had accrued $110.5 million (2009: $111.5 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are offset against the income tax liability but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes including, net operating losses (“NOLs”), tax credits (from Research and Development, Investment Tax Credits and Alternative Minimum Tax) principally in the Republic of Ireland, the US, Belgium, Germany and the UK. The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in future periods. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets, based upon estimates of future taxable income and the availability of prudent and feasible tax planning strategies in the various jurisdictions in which these NOLs and other tax attributes exist. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these tax attributes a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

At December 31, 2010 the Company had deferred tax liabilities of $433 million and gross deferred tax assets of $569 million, against which the Company had recorded valuation allowances of $200 million.

At December 31, 2009 the Company had deferred tax liabilities of $448 million and gross deferred tax assets of $515 million, against which the Company had recorded valuation allowances of $149 million.

At December 31, 2008 the Company had deferred tax liabilities of $504 million and gross deferred tax assets of $472 million, against which the Company had recorded valuation allowances of $119 million.

(v)	Litigation and legal proceedings

The Company has a number of lawsuits pending that relate to intellectual property infringement claims, and in September 2009 the Company received a subpoena from the US Department of Health and Human Services Office of the Inspector General seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE, (See ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for further details). Shire records a loss contingency provision for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range, management records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially earlier than the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. Best estimates are reviewed quarterly and estimates are changed when expectations are revised. Any outcome upon settlement that deviates from Shire’s best estimate may result in an additional or lesser expense in a future accounting period, which could materially impact the Company’s financial condition and results of operations.

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

(vi)	Contingent consideration receivable from product divestments

Consideration receivable by the Company on the divestment of product rights typically includes up-front receipts and / or milestones and royalties which are contingent on the outcome of future events, (for example based upon the future sales performance of the divested product). Contingent consideration occasionally represents a significant proportion of the economic value receivable by the Company for a divested product: in these situations the Company initially recognizes this contingent consideration as an asset at its divestment date fair value, with re-measurement of this asset to its then current fair value at subsequent balance sheet dates.

At December 31, 2010 the Company has contingent consideration assets of $61.0 million (2009: $nil), related to the divestment of DAYTRANA to Noven in October 2010. Estimation of the fair value of this contingent consideration asset relies predominantly upon unobservable, Level 3 inputs including: future sales of the divested product (with estimates of future anticipated pricing, market share and market growth); relevant contractual royalty rates; an appropriate discount rate; and assumed weightings applied to potential scenarios in deriving a probability weighted fair value. Significant judgment is employed by the Company in developing these estimates and assumptions, both at the date of divestment and in subsequent periods. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be affected in the period of any such change of estimate.

Recent accounting pronouncements update

See Note 2(x) to the consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

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

For the year to December 31, 2010 the IAS Trust recorded income before tax of $58.3 million (2009: $45.9 million; 2008: $7.2 million). This income reflected dividends received on the Income Access Share.

At December 31, 2010 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2010: $58.3 million, 2009: $45.9 million; 2008: $7.2 million), and distributions made on behalf of Shire to shareholders (2010:$ 58.3 million, 2009: $45.9 million; 2008: $7.2 million).

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Canadian dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2010 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on Shire $1,100 million in principal convertible bonds due 2014.

No derivative instruments were entered into during the year to December 31, 2010 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and accruals for royalty receipts. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging  specific investing or financing activities (such as restricted cash held in respect of the purchase price of Movetis).

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2010 the Company had 31 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2010 the fair value of these contracts was a net asset of $1.0 million. Further details are included below.

Foreign exchange risk sensitivity

The table below provides information about the Company's swap and forward foreign exchange contracts by currency pair. The table presents the net principal amounts and weighted average exchange rates of all outstanding contracts. All contracts have a maturity date of less than three months.

December 31, 2010	Principal
	Value of	Weighted
	Amount	Average	Fair
	Receivable	Exchange	Value
	$’M	Rate	$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	20.0	1.50	2.0
Receive GBP/Pay USD	109.2	1.60	(1.6)
Receive CAD/Pay USD	78.0	0.99	0.8
Receive USD/Pay SEK	2.6	6.84	-
Receive USD/Pay AUD	3.6	1.02	(0.1)
Receive USD/Pay CHF	2.7	1.05	(0.1)

Market risk of investments

As at December 31, 2010 the Company has $101.6 million of investments comprising available-for-sale investments in publicly quoted companies ($83.9 million), equity method investments ($11.8 million) and cost method investments in private companies ($5.9 million). The investment in public quoted companies and equity method investments in respect of certain investment funds which contain a mixed portfolio of public and private investments are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

Credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable (from product sales and royalty receipts) and derivative contracts. Shire has cash invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard & Poor’s and by Moody’s credit rating agencies.

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

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2010 and 2009. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position

Matthew Emmens	59	Non-executive Chairman

Angus Russell	55	Chief Executive Officer (“CEO”)

Graham Hetherington	52	Chief Financial Officer (“CFO”)

David Kappler	63	Deputy Chairman and Senior Independent Non-Executive Director

Dr Jeffrey Leiden	55	Vice Chairman and Non-Executive Director

William Burns(1)	63	Non-executive Director

Dr David Ginsburg(2)	58	Non-executive Director

Anne Minto(2)	57	Non-executive Director

Patrick Langlois	65	Non-executive Director

David Stout	56	Non-executive Director

(1) William Burns was appointed as a non-executive director with effect from March 15, 2010.
(2) Dr David Ginsburg and Anne Minto were appointed as non-executive directors with effect from June 16, 2010.

Executive Officers of the Company

Name	Age	Position

Angus Russell	55	CEO

Graham Hetherington	52	CFO

Michael Cola	51	President of Specialty Pharmaceuticals

Dr Sylvie Grégoire	49	President of Human Genetic Therapies

Tatjana May	45	General Counsel and Company Secretary

Barbara Deptula	56	Executive Vice President and Chief Corporate Development Officer

For the purposes of the NASDAQ corporate governance rules, the independent directors are William Burns, Dr David Ginsburg, David Kappler, Patrick Langlois, Dr Jeffrey Leiden, Anne Minto and David Stout. There is no family relationship between or among any of the directors or executive officers.

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

The current terms of the non-executive directors are as set out below:

Name	Date of Term Expiration

Matthew Emmens	June 17, 2012

David Kappler	April 4, 2012

Dr Jeffrey Leiden	December 31, 2012

William Burns	March 14, 2012

Dr David Ginsburg	June 15, 2012

Patrick Langlois	November 10, 2011

Anne Minto	June 15, 2012

David Stout	October 30, 2011

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Matthew Emmens (59)
Chairman
Mr Emmens was appointed Chairman on June 18, 2008 and has been a member of the Board since March 12, 2003. He is also a member of the Nomination Committee.  He was the Company’s Chief Executive Officer from March 2003 to June 2008. Mr Emmens brings to the Board, among other things, his operational knowledge of Shire and his wealth of international sales, marketing, integration and operational experience in the pharmaceutical sector. Mr Emmens also serves as Chairman, President and Chief Executive Officer of Vertex Pharmaceuticals Inc. He is a former board member of Incyte Corporation. Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck, a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He was later based in Darmstadt, Germany as President of Merck KGaA’s global prescription pharmaceutical business and was a board member. Mr Emmens holds a degree in Business Management from Fairleigh Dickinson University.

Angus Russell (55)
Chief Executive Officer
Mr Russell was appointed Chief Executive Officer on June 18, 2008 and has been a member of the Board since December 13, 1999. He was the Company’s Chief Financial Officer from December 1999 to June 2008.  He is also Chairman of the Company’s Leadership Team. Mr Russell brings to his position, among other things, his operational knowledge of Shire and his extensive finance, risk management, strategic and operational experience in the pharmaceutical sector. Mr Russell is a former Non-Executive Director of the City of London Investment Trust plc. Between 1980 and 1999, he held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca PLC, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers.

Graham Hetherington (52)
Chief Financial Officer
Mr Hetherington has been the Chief Financial Officer and a member of the Board since July 1, 2008. He is also a member of the Leadership Team.  Mr Hetherington brings to his position, among other things, a broad range of international finance management and planning, audit, risk management and M&A experience. Mr Hetherington most recently held positions as the Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999 to 2005. Mr Hetherington is a Fellow of the Chartered Institute of Management Accountants.

David Kappler (63)
Deputy Chairman and Senior Independent Non-Executive Director
Mr Kappler has been a member of the Board since April 5, 2004. He was appointed Senior Independent Non-Executive Director in July 2007 and Deputy Chairman in June 2008.  He is Chairman of the Nomination Committee and of the Audit, Compliance & Risk Committee. Mr Kappler brings to the Board, among other things, his extensive knowledge and experience in financial reporting, risk management and internal financial controls. Mr Kappler also serves as a Non-Executive Director of Intercontinental Hotels Group plc. He was Non-Executive Chairman of Premier Foods plc until September 2010 and was a Non-Executive Director of Camelot Group plc from 1996 to 2002 and of HMV Group plc from 2002 to 2006. Mr Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995. He worked for the Cadbury Schweppes group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. Mr Kappler is a Fellow of the Chartered Institute of Management Accountants.

Dr Jeffrey Leiden (55)
Vice Chairman and Non-Executive Director
Dr Leiden has been a member of the Board since January 1, 2007, and Vice Chairman since April 2009. He is a member of the Remuneration Committee and of the Nomination Committee and Chairman of the Science & Technology Committee.  Dr Leiden brings to the Board, among other things, his extensive operational experience in pharmaceutical companies and his operational and scientific experience in clinical research, development and registration. Dr Leiden is also a Managing Director at Clarus Ventures LLC, Chairman of the Board of Directors of TyRx Pharma, Inc., Lycera Corporation and Variation Biotechnologies Inc., and a member of the Board of Directors of Biolex Therapeutics Inc., Catabasis Pharmaceuticals Inc. and Vertex Pharmaceuticals Inc. Dr Leiden served as President and Chief Operating Officer, Pharmaceutical Products Group and Chief Scientific Officer at Abbott Laboratories from 2001 to 2006; during this time he was also a member of the Boards of Directors of Abbott and TAP Pharmaceutical Products, Inc. Prior to joining Abbott, Dr Leiden served as the Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School. Previously, he was the Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology at the University of Chicago. Dr Leiden was a founder of Cardiogene, Inc., a biotechnology company specializing in cardiovascular gene therapy. Dr Leiden earned a bachelor’s degree in biological sciences, a doctorate in virology and a medical degree, all from the University of Chicago. He is a Fellow of the American Academy of Arts and Sciences and an elected member of the Institute of Medicine of the National Academy of Sciences.

William Burns (63)
Non-Executive Director
Mr Burns was appointed to the Board on March 15, 2010 and is a member of the Remuneration Committee.  Mr Burns brings to the Board, among other things, extensive experience in international sales, marketing, integration and operational experience in the pharmaceutical sector.  He also holds directorships at Crucell N.V., Roche Holdings Ltd, Chugai Pharmaceuticals and Genentech Inc.  Mr Burns worked for many years for Roche; most recently as CEO of their Pharmaceuticals Division and as a member of the Roche Group Corporate Executive Committee.  Among his many achievements during his time with Roche, he had significant involvement in the acquisition and privatisation of Genentech, he led the integration of Boehringer Mannheim Therapeutics and he played a lead role in the negotiations resulting in Roche becoming a majority owner of Chugai in Japan.

Dr David Ginsburg (58)
Non-Executive Director
Dr Ginsburg, MD was appointed to the Board on June 16, 2010 and is a member of the Science & Technology Committee.  Dr Ginsburg is currently James V. Neel Distinguished University Professor of Internal Medicine Human Genetics, and Pediatrics at the University of Michigan and a Howard Hughes Medical Institute Investigator. Dr Ginsburg brings much experience to the Board, including his clinical medical background in Internal Medicine, Hematology-Oncology, and Medical Genetics, as well as his extensive basic biomedical laboratory research expertise.  He obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School, before joining the faculty at the University of Michigan.  Dr. Ginsburg is the recipient of numerous honors and awards, including election to membership in the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences.

Patrick Langlois (65)
Non-Executive Director
Mr Langlois has been a member of the Board since November 11, 2005. He is also a member of the Audit, Compliance & Risk Committee and of the Remuneration Committee.  Mr Langlois brings to the Board, among other things, his extensive experience in financial reporting, audit and risk management. Mr Langlois is a Non-Executive Director of Scynexis Inc., Nanobiotix S.A., Exonhit S.A. and Newron Spa. Mr Langlois previously served as Vice Chairman of the Management Board of Aventis S.A., having been Group Executive Vice President and Chief Financial Officer for several years. He also spent many years in senior financial roles with the Rhône-Poulenc Group, including three years as a member of the Executive Committee and Chief Financial Officer. Mr Langlois holds a PhD in Economics and a diploma in banking studies.

Anne Minto OBE (57)
Non-Executive Director
Ms Minto was appointed to the Board on June 16, 2010 and is Chair of the Remuneration Committee.  Ms Minto is Group Director Human Resources at Centrica plc and sits on the Centrica Executive Committee.  She was chair of the three Centrica Pension Scheme boards for eight years until end of December 2010. She brings considerable experience to the Board including, her extensive legal, commercial and remuneration experience. Following her law degree at Aberdeen University and a post graduate diploma in Human Resources she qualified as a lawyer and has an extensive business career that includes senior management roles at Shell UK, the position of deputy director-general of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc.

She has also been a Non-Executive Director on the boards of Northumbrian Water plc and SITA UK. Ms Minto is a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland.

David Stout (56)
Non-Executive Director
Mr Stout was appointed to the Board on October 31, 2009 and is a member of the Audit, Compliance & Risk Committee.  Mr Stout brings to the Board, among other things, extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. Mr Stout also holds directorships at Allos Therapeutics, Inc, Jabil Circuit, Inc. and Airgas Inc. Most recently he was President, Pharmaceutical Operations at GSK. In this position he had responsibility for pharmaceutical operations in the United States, Europe, Japan and all other International Markets. Mr Stout was also responsible for global manufacturing and global Biologics (vaccines) at GSK. Prior to that, he was President of GSK’s US Pharmaceuticals Business and before that SmithKline Beecham’s North American Pharmaceuticals Business. Before joining SmithKline Beecham, Mr Stout worked for many years at Schering-Plough.

Former Non-Executive Directors

Dr Barry Price (67)
Non-Executive Director
Dr Price was a member of the Company’s Board from January 16, 1996 until his retirement from the Board on January 24, 2010. He was a member of the Company’s Nomination Committee and Science & Technology Committee until October 2009 and January 2010 respectively. Dr Price brought to the Board, among other things, his wealth of experience in the operational and scientific aspects of clinical research and development.  He serves as Chairman of Antisoma plc and Summit Corporation plc. In recent years he has held directorships at Chiroscience plc, Celltech Group plc, Pharmagene plc and BioWisdom Limited. Dr Price worked for GSK for 28 years, where he held positions of increasing responsibility with that company’s research group.

Kathleen Nealon (57)
Non-Executive Director
Ms Nealon was a member of the Board from July 27, 2006 to July 26, 2010. She was Chair of the Remuneration Committee and a member of the Audit, Compliance & Risk Committee until she stepped down from the Board. Ms Nealon brought to the Board, among other things, her extensive global legal, compliance and risk management experience gained through roles held in multinational companies.  Ms Nealon is a Non-Executive Director of Cable & Wireless Communications Plc and a former Non-Executive Director of HBOS plc. She is also a Senior Associate at the Judge Business School at Cambridge University. Ms Nealon was previously Group Head of Legal & Compliance at Standard Chartered plc until 2004. She is a US qualified lawyer and spent several years in her early career practising law in New York.

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

Dr Sylvie Grégoire joined Shire in September 2007. She is President of Human Genetic Therapies and a member of Shire’s Leadership Team. Dr Gregoire has over 20 years of pharmaceutical and biotechnology experience. She most recently served as Executive Chairwoman of the Board of IDM Pharma, a biotechnology company in California. Prior to this she was Chief Executive Officer of GlycoFi, and has also held numerous leadership positions at Biogen Inc., in the United States and France. She also worked for Merck & Co. in various positions in clinical research and in European regulatory affairs, both in the US and abroad. She received her Doctor of Pharmacy degree from the State University of New York at Buffalo, and her pharmacy degree from Université Laval, Québec City, Canada.

Tatjana May has been with Shire since May 2001. She is General Counsel and Company Secretary and a member of Shire’s Leadership Team. Ms May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc. Prior to that she worked at the law firm Slaughter and May.

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

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2010 were Mr Kappler, Mr Langlois, and Mr Stout.

The Board has determined that Mr Kappler is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr Kappler’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s internet website at www.shire.com.

NASDAQ Corporate Governance Exemption

As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” corporate governance practices in lieu of the provisions of the NASDAQ Stock Market’s Marketplace Rule 4350 that apply to the nomination of directors and the constitution of a quorum for any meeting of shareholders.

The NASDAQ Stock Market’s rules require that new directors are selected, or recommended for the Board’s selection, by a majority of independent directors or a nomination committee comprised solely of independent directors. In compliance with Jersey law and the provisions of the Combined Code on Corporate Governance issued by the UK Financial Reporting Council in June 2008 (the “Combined Code”), new directors at Shire are nominated by a nomination committee comprised of three members. Mr Matthew Emmens, who is a member of the committee, is not regarded as “independent” under The NASDAQ Stock Market’s rules.

Shire also complies with the laws of Jersey and the Governance Code in lieu of The NASDAQ Stock Market’s rules regarding the constitution of a quorum for any meeting of shareholders. The NASDAQ Stock Market’s rules provide for a quorum of no less than 33⅓% of Shire’s outstanding shares. However, Shire’s By-laws provide that a quorum has been established when two members are present in person or by proxy and entitled to vote except where the rights attached to any existing class of shares are proposed to be varied, and then the quorum shall be two persons entitled to vote and holding or representing by proxy not less than one-third in nominal value of the issued shares of the class.

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2010, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $33.3 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.1 million. During 2010, members of the group were granted options over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share option plans described in Note 29 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its financial statements filed with the United Kingdom Listing Authority (“UKLA”). As the Remuneration Report is made publicly available, it is reproduced in full below. As at the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Annual General Meeting (“AGM”).

Dear Shareholder

On behalf of the Board, I am pleased to present the Remuneration Committee’s Report for 2010 for which we will be seeking approval from shareholders at our AGM in April 2011.

Since my appointment as Chair of the Remuneration Committee, I have taken time to look at the effectiveness of our current arrangements and also to meet with our largest shareholders to gauge their views on our approach to remuneration. I am comfortable that the current arrangements continue to appropriately reward our high performing management team for delivering strong performance and shareholder value. The Remuneration Committee and management believe that the long-term incentive arrangements (approved at last year’s AGM) are working well within the business and delivering increased alignment to Shire's strategic goals.

I am grateful to all my fellow Remuneration Committee members for their commitment and global perspectives in the discussions we have had on a wide variety of key issues  ensuring that the right outcomes have been achieved for both our senior management and our shareholders.

The pharmaceutical industry has faced a tough operating environment in 2010, yet Shire has seen another year of excellent performance and achievement of 28% growth in operating income. Our approach to growth has continued to be through internationalisation, acquisition and continuing focus on our niche markets. Value to our patients remains paramount as our best-in-class products focus on meeting the needs in our markets. Our strong performance is reflected in our remuneration outcomes for the year in terms of both our annual bonus achieved for 2010 and long-term performance award; the vesting of the 2008 Portfolio Share Plan award at 88% reflects our strong total shareholder return over the last three years. Our committed management team continues to work together to deliver our innovative, forward thinking business model for which Shire is well respected.

Anne Minto
Chair of the Remuneration Committee

Introduction

This report has been prepared in accordance with the UK Companies Act 2006 and related regulations and describes how the Company has applied the principles relating to Directors’ remuneration set out in both the Combined Code on Corporate Governance issued by the UK Financial Reporting Council in June 2008 and the new UK Corporate Governance Code issued by the UK Financial Reporting Council in May 2010.

Shire’s 2010 Remuneration Report is grouped into six sections:

•	The Remuneration Committee, (the “Committee”) which provides information on the individuals making remuneration decisions and their activities in 2010;

•	Remuneration Policy, which describes Shire’s guiding principles on remuneration for Executive Directors, senior leadership, and the broader employee population;

•	Executive Director Remuneration, which explains the components of Shire’s 2010 executive compensation packages;

•	Non-Executive Directors and the Chairman, which outlines the policy on appointments and fees;

•
The Performance Graph, which provides information on Shire’s Total Shareholder Return performance over a five-year period, compared to its peer group and the FTSE 100 (excluding financial institutions); and

•	2010 Information, which provides details of Executive Directors’ remuneration during 2010 (including emoluments and compensation) and Non-executive Directors’ fees and share ownership.

Changes to remuneration for 2010

The following changes have been made to our Executive Director remuneration arrangements for 2010 subsequent to the Directors’ Remuneration Report for 2009.

1)
After the approval of changes to the Company’s remuneration programmes at the AGM in April 2010, the performance matrix was introduced for 2010 awards under the long-term incentive plan in order to improve alignment to the core activities and strategy of the business (as referenced on page 86 of this report). The performance matrix will be retained in its current form for 2011.

2)
The Company has also updated the approach for calculating the number of shares issued for the 2011 long-term incentive award to align with best practice. The Company will grant awards based on an Expected Value approach and calculate the number of Performance Share Award (“PSA”) or Stock Appreciation Right (“SAR”) based on the average three-day share price at the time of grant (rather than an average share price over the prior twelve month period which has historically been applied).  More details on this change is included in the 2011 Awards section on page 86

3)	To align with the Company’s approach for other share-based plans, the Committee approved the payment of accumulated dividends on Executive Annual Incentive Plan (“EAIP”) shares deferred in 2011

The Committee remains committed to an ongoing dialogue with shareholders and we take account of your views. It is our intention that this report provides helpful context and explanation of the Company’s remuneration policies and practical considerations that influence our decision making.

The Remuneration Committee

To ensure the Company’s reward programs support the Company’s strategy, culture and pay-for-performance philosophy, the Committee reviews compensation and benefit plans for Shire’s Executive Directors, senior leadership (i.e., Leadership Team members), and the broader employee population.  Shareholder views are taken into account to ensure reward programs are aligned with shareholder feedback and best practice.

In December 2010, the Committee reviewed its terms of reference to reflect the provisions of the new UK Corporate Governance Code.  Also in December 2010, the Committee reviewed its effectiveness and concluded that during 2010 it had operated effectively in fulfilling the duties placed upon it by its terms of reference.  The revised terms of reference were approved by the Board in February 2011 and are available on the Company’s website.

The Board considers all members of the Committee to be independent. The following Directors served as members of the Committee during the year:

Member	From	To
Anne Minto (Chair from July 27, 2010)	June 16, 2010	To date
William Burns	March 15, 2010	To date
Patrick Langlois	November 11, 2005	To date
Dr Jeffrey Leiden	January 1, 2007	To date
Kathleen Nealon (Chair to July 26, 2010)	July 27, 2006	July 26, 2010

The Chairman and the Chief Executive Officer (“CEO”) attend meetings of the Committee by invitation, but neither is present in any discussions relating to his own remuneration.

The Committee was materially assisted in 2010 by JoAnn Verderese, Vice President, Total Rewards, Ann Judge, Senior Vice President, Human Resources and Tatjana May, Executive Vice President and General Counsel.

PricewaterhouseCoopers LLP continued to serve as the independent external advisor to the Committee. In addition, PricewaterhouseCoopers LLP provided global consultancy services to Shire in 2010, primarily in respect of tax matters.

Remuneration Committee Activities for 2010

The Committee met six times in 2010.  All members attended all meetings they were eligible to attend.

In 2010, the Committee discussed the following key topics and standing agenda items:

Key Topics

• Assessment of whether the Company’s remuneration plans are compatible with the Company’s risk policies;
• Trends in the executive remuneration marketplace;
• Performance measures for long-term incentive awards made to the Executive Directors;
• Feedback from consultation with the Company’s largest shareholders on proposed changes to EAIP and Long-Term Incentive Plans (“LTIP”) (e.g., change to allocation of deferred shares for the EAIP and addition of the performance matrix for LTIP); and
• US Healthcare Reform and its potential impact on the Company’s US employee medical plans.

Standing Agenda Items

• Determination of CEO and CFO performance, remuneration and objectives for 2010;
• Review of Leadership Team members’ performance and remuneration for 2010;
• Assessment of 2009 corporate performance against the 2009 Corporate Scorecard and determination of the corporate bonus modifier for all bonus-eligible employees;
• Review of the annual compensation process for all employees;
• 2010 Annual Equity Grant;
• Annual offerings of Sharesave, Employee Stock Purchase Plans (“ESPP”) and sub-plans;
• Determination of the vesting percentage of the 2007 awards granted under the Portfolio Share Plan (“PSP”) for Executive Directors;
• 2009 Directors’ Remuneration Report;
• 2010 Chairman’s fees;
• 2010 Corporate Scorecard;
• Peer group review to determine the approach for 2011 benchmarking for Executive Directors;
• Updates on regulatory changes and updates to the UK Corporate Governance Code and Dodd-Frank Act ;
• Executive shareholdings;
• Terms of reference; and
• Committee effectiveness.

Remuneration Policy

Shire’s remuneration policy is designed to balance the needs of shareholders, the Company and its employees. It recognizes the importance of having reward programs that are linked to the Company’s strategy, are focused on performance and delivering long-term shareholder value, but that are also  competitive, valued by employees, and which drive top quartile performance in the achievement of both Company and individual goals. The Committee also takes account of the pay and conditions elsewhere in the Company and the external environment in which the Company is operating.

Total Rewards Guiding Principles

Simple and understandable
• Each element of the package has a clear purpose
• Plan drivers are easily understood by participants
• Pay decisions are not mechanical
• Plans are simple to implement
• Plans are transparent and easily communicated

Competitive	• Plans are competitive with the external market • Plans help to attract and retain talent
Strategically and culturally aligned	• Incentive plans support success, and are aligned with the Company’s goals • Plan designs support Shire’s culture
Performance oriented	• Plans allow for differentiation based on performance • Plans are linked to overall Company performance
Valued by employees	• Value placed by employees on each element of the package is aligned with cost to the Company • Plans drive shareholder value • Plans provide tax efficiencies where possible

Summary of remuneration philosophy for Executive Directors and other members of the Leadership Team:

Description
Benchmarking	•	All elements of pay (base salary, annual incentive and long-term incentives) are benchmarked annually
•
Base salary and incentive targets are determined with reference to a blended US/UK market comparison group.  The comparison group of companies are of similar size, complexity and international characteristics as Shire

Total Compensation	•	Targeted at or around the 50th percentile for median level performance and allow for the achievement of top quartile pay levels to recognize high performance
Base Salary	•	Targeted at or around the median of the market and may be positioned below or above the median depending on individual performance
Variable Compensation	•	Percentage of pay at risk considers the external market
	•	The Committee targets variable compensation to represent over two-thirds of total remuneration
Shareholding Guidelines	•	Executive Directors and other members of the Leadership Team are encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders

The Committee will consider in 2011 the use of provisions to enable the Company to reclaim variable components of performance related remuneration following a restatement of financial results or misconduct.

Executive Director Remuneration

The Executive Remuneration Package comprises the following elements:
1. Base Salary
2. EAIP

3. LTIP
4. Pension and other benefits.

The Committee aims to maintain an appropriate balance between fixed and performance-related remuneration and between elements linked to short-term financial performance and long-term shareholder value creation.  The EAIP and LTIP are considered performance-related elements, while base salary is essentially ‘fixed’, although performance is considered when determining annual increases. Assuming on-target performance, the CEO’s remuneration for 2011 is 28% fixed and 72% variable, and the CFO’s remuneration is 33% fixed and 67% variable.

CEO

CFO

1. Base Salary

The Committee reviews the salaries of the Executive Directors annually with reference to market data, performance and the scope of their roles.  Market data is provided by independent external consultants and is a blend of US and UK companies of a similar size, complexity and international characteristics to Shire. The large number of comparable companies within the US allows the peer group to be refined further, including companies in the following sectors: pharmaceutical, biotechnology, medical equipment, and medical supplies.

2. EAIP

The Executive Directors and Leadership Team participate in an EAIP, which rewards individuals with a bonus based on achievement of pre-defined, Committee-approved corporate objectives and the individual’s contributions toward achieving those objectives.  All other non-sales employees participate in an Annual Incentive Plan (“AIP”); the two programs are essentially the same with the exception that the EAIP requires a portion of the bonus to be paid in shares issued on a deferral basis.

Corporate objectives are established in a scorecard format with four dimensions. The 2010 weightings of each dimension are provided below:

Financial (40% weighting)	Operational Excellence (25% weighting)
People and Capabilities (20% weighting)	Customer (15% weighting)

Key performance measures are established for each objective within each dimension. The scorecard is cascaded to each business and corporate function to ensure alignment with corporate goals. Individual goals are also set to align with the Corporate Scorecard and the individual’s business/function scorecard.

EAIP and AIP awards are determined by the Committee based on the level of achievement across all key performance measures, ensuring that both financial and non financial results are considered.

The Committee also considers the impact on the Company’s performance of strategic actions, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year.

In 2010, the Company implemented a bonus pool approach for the EAIP and AIP. The bonus pool is determined by calculating the sum of all employees’ annual incentive targets multiplied by the corporate bonus modifier. The Committee determines the corporate bonus modifier based on its assessment of the achievement of the scorecard goals in the first quarter of the year following the performance year. The same bonus modifier is used throughout the Group for all bonus-eligible employees. The maximum bonus modifier is 200% of target.

EAIP awards are paid in cash (75%) and ordinary shares or American Depositary Shares (“ADS”) (25%). The cash element is paid in the first quarter of the year following the performance year, and the share-based element is deferred and released on the third anniversary of the date of the award and is not subject to further performance conditions. However, the release of the shares is subject to the participant’s employment not being terminated for cause. Dividends are not paid on the shares during the three-year period, unless determined by the Committee at the date of the award. No dividend was paid on the EAIP awards granted in 2010. To align with the Company’s approach for other share-based plans, the Committee approved the payment of accumulated dividends on shares deferred in 2011.

2010 EAIP

As referenced by other sections in the report, Shire’s accomplishments for 2010 included:

•	Total product sales exceeding $3 billion for the first time, with growth of 16% over 2009;

•	Non-GAAP earnings before interest, tax, depreciation and amortization (“EBITDA”) of $1,165 million, with growth of 19% over 2009;

•	Growth in return on invested capital (“ROIC”) of 190 basis points over 2009;

•	Product sales from non-US markets grew by 37%; and

•	Approval of VPRIV in the US and EU, achievement of market leadership position for REPLAGAL for Fabry disease, the acquisition of Movetis and entering into a collaboration with Acceleron.

As a result of Company and individual performance, the following EAIP awards were granted:

•	The 2010 award for the CEO was 117% of base salary and 130% of target.

•	The 2010 award for the CFO was 109% of base salary and 136% of target.

2011 EAIP

The 2011 EAIP and AIP will continue to use a scorecard approach for setting and evaluating objectives. The key performance measures for 2011 have been updated to have more balance between the Customers, People & Capabilities, and Operational Excellence dimensions.

Financial (40% weighting)	Operational Excellence (20% weighting)
People and Capabilities (20% weighting)	Customer (20% weighting)

Examples of key performance measures for 2011 include:

•	Growth in product sales;

•	Growth in Non-GAAP EBITDA;

•	Growth in return on invested capital;

•	Increase in product sales outside the US; and

•	Demonstrate the delivery of value to the healthcare system, including assessment of physician feedback and market share gain.

3. Long-term Incentives

The Company uses the PSP to grant long-term incentives to motivate, reward and retain employees and to align the interests of employees with those of the Company’s shareholders. Annual participation in the PSP is at management discretion and is approved by the Remuneration Committee.

The PSP is comprised of two parts, which can be operated separately.

•
Part A - A SAR Award is the right to receive ordinary shares or ADSs linked to the increase in value of a specified number of ordinary shares or ADSs over a period between one and seven years from the date of grant. SAR Awards granted to Executive Directors will vest three years after the date of grant, subject to the satisfaction of certain performance conditions, described below. SAR Awards can be exercised up to the seventh anniversary of the date of grant.

•
Part B - A PSA Award is the right to receive a specified number of ordinary shares or ADSs between one and three years from the date of grant. PSA Awards granted to Executive Directors will vest three years from the date of grant, with vesting subject to the satisfaction of certain performance conditions, described below. Upon vesting of the PSA Award, ordinary shares or ADSs will be released to the participant automatically without any action on the part of the participant.

Awards granted to Executive Directors are subject to certain performance conditions which must, in normal circumstances, be met before the award vests. These conditions are measured over a period of not less than three years. Awards will only vest if the Committee determines that the performance conditions have been satisfied and that the underlying performance of the Company is sufficient to justify the vesting of the award. Certain rules apply if the participant’s employment terminates early or on a change in control of the Company.

2010 Awards

In 2010, following consultation with the Company’s largest shareholders, the vesting criteria for SAR and PSA Awards granted to Executive Directors under the PSP were changed to require the achievement of Non GAAP EBITDA and ROIC targets. These new vesting criteria provide increased alignment to the core activities and strategy of the Group as Shire believes that growth in Non GAAP EBITDA and achievement of ROIC above the weighted average cost of capital are key drivers of value creation.  The two performance measures are combined in a performance matrix (included below) designed to reward the Company’s executive management for delivering balanced growth in these measures while pursuing Shire’s strategic objective of delivering mid-teens year-on-year sales growth over the performance period.

For the purposes of the matrix, EBITDA growth will be defined as the compound annual growth rate (“CAGR”) of Non-GAAP EBITDA, as derived from the Group’s Non GAAP financial results included in its full year earnings releases, over the three year vesting period.  Adjusted ROIC reflects the definition used by Shire in its Corporate Scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from Shire’s Non-GAAP financial results including:

•	Adding back to Non-GAAP operating income all R&D expenses, intangible asset impairment charges and operating lease costs incurred in the period;

•	Capitalizing on the Group’s balance sheet historic, cumulative R&D, IPR&D, intangible asset impairment charges and operating lease costs which previously have been expensed;

•	Deducting from Non-GAAP operating income an amortization charge for the above capitalized costs, based on the estimated commercial lives of the relevant products;

•	Excluding the income statement and balance sheet impact of non-operating assets (such as surplus cash and non-strategic investments); and

•	Taxing the resulting adjusted operating income at the underlying Non GAAP tax rate.

The ROIC performance as determined by the above definition will be disclosed in the Remuneration Report at the end of the performance period.

The Committee reserves the right to make adjustments to the matrix to reflect significant one time items which occur during the vesting period. The Committee will make full and clear disclosure of any such adjustments in the Remuneration Report at the end of the performance period.

Concurrent with the introduction of the performance matrix, the Committee changed the granting approach for the PSP. Awards under the PSP are split between a base award (being one quarter of the total award made) and a performance award. Multiples of the base award (up to a maximum of four times) will then vest at the end of the performance period depending on the achievement of performance against the matrix.

•
SAR Awards:  For 2010 the face value of the base awards were 100% of base salary for the CEO and 75% of base salary for the CFO with the opportunity to receive a maximum of four times the original award for superior performance against the matrix.

•
PSA Awards:  For 2010 the face value of the base awards were 75% of base salary for the CEO and 55% of base salary for the CFO with the opportunity to receive a maximum of four times the original award for superior performance against the matrix.

Awards made to Executive Directors under the PSP in 2010 are set out in the 2010 information below.

In 2010, shareholders also approved a change enabling the Committee to determine the date or dates on which SAR and PSA Awards under the PSP for employees (excluding the Executive Directors and Leadership Team) will vest, provided that the first vesting cannot take place before the first anniversary of the date of grant.

2011 Awards

The performance matrix will be retained in its current form for 2011.  The Committee will review it annually to ensure it reflects the Group’s long-range plans and strategy.

Two operational changes will be made to PSP awards for 2011 to improve alignment with best practice and ensure consistency of approach throughout Shire.

Firstly, the Group will move all participants in the PSP to an Expected Value approach to calculating awards. As with our previous policy the Target Expected Value will be determined each year based on external market data. The Committee will review the quantum each year to ensure this is still in line with the stated philosophy and if any changes are proposed these will be included in the Directors’ Remuneration Report in the year ended prior to the awards being made. The Target Expected Value for Executive Directors for 2011 will remain at the 2010 level. The Committee will have the authority to award a grant within the range of 80 – 120% of the Target Expected Value, based on performance. The maximum under the PSP awards will remain unchanged as set out in the PSP Rules (six time’s base salary for SAR Awards and four times salary for PSA Awards).

Secondly, the Company will move to calculating the number of PSA Awards or SAR Awards to an approach based on the average three-day share price at the time of grant (rather than an average share price over the prior twelve month period which has historically been applied). This is intended to improve the alignment of the Group’s PSP with best practice.

•
SAR Awards:  For 2011 the face value of the base awards, the quantum of which is determined by the Committee on an expected value basis, will be 105% of base salary for the CEO and 78% of base salary for the CFO with the opportunity to receive a maximum of four times the original award for superior performance against the matrix.

•
PSA Awards:  For 2011 the face value of the base awards the quantum of which is determined by the Committee on an expected value basis will be 79%of base salary for the CEO and 58% of base salary for the CFO with the opportunity to receive a maximum of four times the original award for superior performance against the matrix.

2007 – 2009 Awards
The 2007, 2008 and 2009 awards under the PSP which were made to Executive Directors include a market condition based on relative Total Shareholder Return (“TSR”) measured against two comparator groups. In determining the vesting percentage of a SAR Award or PSA Award granted to Executive Directors, 33% weighting will depend upon the Company’s TSR performance relative to the performance of FTSE 100 constituents, excluding financial institutions, and 67% weighting will depend upon the Company’s TSR performance relative to the performance of a group of international companies from the pharmaceutical sector (see below). Vesting is determined as follows:

% vesting	TSR Performance level achieved
0% vesting	TSR performance below the median versus the comparator companies and the FTSE 100 (excluding financial institutions)
33% vesting	TSR performance at median versus the comparator companies and the FTSE 100 (excluding financial institutions)
100% vesting	TSR performance at or above upper quartile performance versus the comparator companies and the FTSE 100 (excluding financial institutions)

TSR performance between median and upper quartile versus the comparator companies and the FTSE 100, excluding financial institutions, is calculated from 33% to 100% on a straight-line basis.

The Committee has the discretion to amend the companies in the comparator group to ensure that the group stays both relevant and representative; however, the change must not have the effect of making the performance criteria either materially easier or materially harder to achieve, in the opinion of the Committee, than they were immediately before the change.

The table below sets out the comparator group for the 2007 – 2009 awards:

Comparator group of international companies from the pharmaceutical sector	2007 Awards	2008 Awards	2009 Awards
Actelion Pharmaceuticals Ltd	-	-	√
Allergan, Inc.	√	√	-
Amgen Inc.	-	-	√
Atlana Aktiengesellschaft	√	√	-
BioMarin Pharmaceutical Inc.	-	-	√
Biogen Idec Inc.	-	-	√
Biovail Corporation	√	√	√
Celgene Corporation	-	-	√
Cephalon Inc.	√	√	√
Endo Pharmaceuticals Holdings Inc.	-	-	√
Forest Laboratories Inc.	√	√	√
Genzyme Corporation	-	-	√
Gilead Sciences Inc.	-	-	√
Ipsen Ltd	-	-	√
King Pharmaceuticals Inc.	√	√	√
KOS Pharmaceuticals Inc.	√	√	-
H. Lundbeck A/S	√	√	√
Medicis Pharmaceutical Corporation	√	√	-
Novo Nordisk A/S	√	√	√
Schering AG	√	√	-
Sepracor Inc.	√	√	-
Merck Serono S.A.	√	√	-
UCB S.A.	√	√	√
Valeant Pharmeuticals International Inc.	√	√	-
Watson Pharmaceuticals Inc.	√	√	-

TSR performance will be measured using an averaging period of three months. In addition, the Committee will have regard to the same calculation using an averaging period of six months as part of a fairness review to ensure that vesting properly reflects underlying performance.

If the market conditions based on TSR performance are not met, awards will lapse.

Vesting of the 2007 Awards
For the 2007 PSP award which vested in February 2010, Shire’s TSR was 14.1% for the three-month averaging period, which placed it 23rd among the FTSE 100 (excluding financial institutions) and 5th among its peer group.  This resulted in a vesting of 84% of the award.

Vesting of the 2008 Awards
For the 2008 PSP award which vested in February 2011, Shire’s TSR was 31.7% for the three-month averaging period, which placed it 20th among the FTSE 100 (excluding financial institutions) and 5th among its peer group.  This resulted in a vesting of 88% of the award.

At-a-Glance changes to Executive Director Remuneration arrangements – 2010 to 2011

CEO
Plan	2010	2011
Base Salary amount	$1,200,000 US	$1,260,000 US
Executive Annual Incentive plan targets and maximums (as percentage of base salary)	90% - Target 180% - Maximum	Unchanged 90% - Target 180% - Maximum
Expected Value of Long-Term Incentive awards (as percentage of base salary)(1)	68% SAR Awards 174% PSA Awards	71% SAR Awards 183% PSA Awards

(1) Maximum awards remain unchanged at 600% salary for SAR Awards and 400% salary for PSA Awards

CFO
Plan	2010	2011
Base Salary amounts	CFO - £435,000	CFO - £455,000(1)
Executive Annual Incentive plan targets and maximums (as percentage of base salary)	80% Target 160% Maximum	Unchanged 80% - Target 160% - Maximum
Expected Value of Long-Term Incentive awards (as percentage of base salary)(2)	51% SAR Awards 128% PSA Awards	53% SAR Awards 133% PSA Awards

(1) CFO increase for 2011 recognises performance and responsibilities added to role in the year, including IT and procurement.
(2) Maximum awards remain unchanged at 600% salary for SAR Awards and 400% salary for PSA Awards

Share Ownership Guidelines
The Committee believes that Executive Directors and other members of the Leadership Team should be encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders.

The Executive Share Ownership Guidelines are administered by the Committee and reviewed annually.  The ownership guidelines are based on the following principles:

•
the Committee believes that share ownership is an important element of an Executive’s role in leading the Group and represents both a commitment by the Executive as well as an alignment of the Executive’s interests with those of shareholders;

•	the Committee believes that share ownership by Executives should be strongly encouraged, but not mandated;

•	the Committee understands that, depending on personal and other circumstances, an Executive may not be able to achieve the desired level of share ownership;

•
the Committee believes that Executives should understand the importance of share ownership in the stewardship of the Group, and both appropriate time and latitude will be provided to Executives to achieve desired share ownership levels, where possible; and

•
Executive Directors and other members of the Leadership Team are encouraged, within a five-year period following the later of either the initiation of these guidelines, or their appointment or election, to attain and hold an investment position no less than the multiples of base salary set forth below. Share ownership levels will be reviewed annually for each Executive.

The following are the guideline share ownership levels for the Executive Directors:

	Share Ownership Guidance as % of Base Salary	Actual Share Ownership as % of Base Salary (as at December 31, 2010)
Angus Russell	200%	449%
Graham Hetherington	150%	92% (after 2.5 years with Company)

All shares beneficially owned by an Executive count towards achieving these guidelines.

4. Pension and other benefits

The Company’s policy is to ensure that pension benefits are competitive in the markets in which Shire operates.

Mr Russell participates in the Supplemental Employee Retirement Plan (“SERP”) and 401(k) Plan in the US. The SERP is an unfunded defined contribution scheme; the benefits are payable to certain senior US employees as lump sums on leaving the Company’s employment or earlier due to death or disability. The amount of benefit is based on the value of notional contributions adjusted for ‘earned’ investment returns as if they were invested in investments of the employees’ choice.  Shire contributes 30% of Mr Russell’s annual salary to these plans.

Mr Hetherington participates in a UK HM Revenue and Customs registered defined contribution scheme, which Shire operates for UK employees. In 2010, the Company contributed 25% of Mr Hetherington’s annual salary to this scheme.

In addition to pension benefits, the Executive Directors receive certain benefits in kind, principally a car or car allowance, life insurance, private medical insurance and dental cover (US only). These benefits are not pensionable.

Under his service contract Mr Russell is entitled to receive a pension contribution equivalent to 30% of his base salary.  It was not possible for his full 2009 payment to be made to the Company's UK pension scheme without significant tax liabilities arising.  As a result, a cash payment of £17,050 (equal to $26,324 based on the exchange rate at the time of payment) was paid to Mr Russell to enable him to make his own pension arrangements.

Mr Russell was no longer eligible to participate in the Sharesave Scheme following his transfer to the United States.  The Committee has approved a cash payment for Mr Russell, to be made in November 2011, equivalent to the amount of gain that he would have made had he been permitted to remain in the plan for the full five years. The estimated value of the payment at year-end 2010 was £19,766.

Service contracts

The Company's policy is that Executive Directors should be employed on a rolling term, with a notice period not exceeding twelve months and that in the event of early termination; they should be treated fairly but paid no more than is necessary. It is the Company's policy that there should be no element of reward for failure.

Notice Period	• Twelve months by the Company or by the Individual (not applicable if termination for cause) • The Company retains the right to make payment in lieu of notice
Termination Payment
• The contracts contain phased payment provisions which entitle Shire to terminate an Executive Director’s employment and mitigate the cost by making any severance payment in monthly instalments over the notice period but only until a new post is obtained.
• The amount of annual bonus payable upon termination of employment in any circumstances, other than for change in control, is at the discretion of the Committee and is capped at the contractual target level
• No annual bonus is payable upon termination for cause

Change in Control
Where employment terminates following a change of control compensation payable is:
• One year’s salary and the cash equivalent of one year’s pension, car allowance and other contractual benefits
• Annual bonus payment is at the discretion of the Committee and is capped at the contractual maximum level

Contract Dates	• Angus Russell – dated July 2, 2008 (amended to reflect US legal requirements as a result of his relocation to the US on January 1, 2010) • Graham Hetherington – dated July 1, 2008

Non-Executive Directors and the Chairman

Non-executive Directors are appointed by the Board ordinarily for a term of two years.  At the expiration of the two year term Non-executive Directors are not required to be re-elected by shareholders (unless the expiration of the term coincides with a particular Non-executive Director’s turn to retire by rotation), but may be re-appointed by the Board.  Non-executive Directors are not entitled to compensation for loss of office.

Details of the unexpired terms of the letters of appointment are as follows:

Director(1)	Date of appointment	Date of term expiry
Matthew Emmens	18.06.10	17.06.12
David Kappler	05.04.10	04.04.12
Dr Jeffrey Leiden	01.01.11	31.12.12
William Burns	15.03.10	14.03.12
Dr David Ginsburg	16.06.10	15.06.12
Patrick Langlois	11.11.09	10.11.11
Anne Minto	16.06.10	15.06.12
David Stout	31.10.09	30.10.11

(1) All Non-executive Directors are subject to a three month notice period.

Each Non-executive Director is paid a fee for serving as a Non-executive Director and additional fees are paid for membership or chairmanship of the Audit, Compliance & Risk, Remuneration, Nomination and Science & Technology Committees. The Chairman of the Group receives an inclusive fee. Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee. Fees are benchmarked against Chairman and Non-executive Director fees of comparable companies. The fees paid to the Chairman and Non-executive Directors are not performance-related. No increase was made for 2010 for fees payable to the Chairman or to the Non-executive Directors.  Details of fees paid to the Chairman and Non-executive Directors, effective January 1, 2011 are set out in the table below.

Annual Fees(1)	£	£
Board membership	2010 Fees	2011 Fees
Chairman of the Board (inclusive of all committees)	340,000	370,000
Deputy Chairman and Senior Independent Non-executive Director (inclusive of Non-executive Director fee)	82,500	92,500
Non-executive Director	70,000	80,000
Committee membership
Audit, Compliance & Risk Committee Chair	20,000	20,000
Remuneration Committee Chair	12,500	15,000
Nomination Committee Chair	12,500	12,500
Science & Technology Committee Chair	12,500	15,000
Audit, Compliance & Risk Committee member	10,000	10,000
Remuneration Committee member	7,500	7,500
Nomination Committee member	5,000	5,000
Science & Technology Committee member	7,500	7,500

(1)	Non-executive Directors receive a £5,000 travel allowance for each transatlantic trip made on Board business.

The Non-executive Directors are not eligible to join the Group’s pension scheme.  Non-executive Directors do not participate in any of the Group share schemes or other employee benefit schemes and no options have been granted to Non-executive Directors in their capacity as Non-executive Directors of Shire plc.

Performance graph

The graph below sets out Shire’s TSR performance for five years ending December 31, 2010, comparing the TSR performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 Index (excluding financial institutions) and with a holding in the most recent comparator group listed above.  This comparator group is a blend of US and UK companies with, sector, size, complexity and international characteristics similar to those of the Company.  The Group is a member of the FTSE 100 Index and consequently, for the purpose of the graph set out below, we have selected the FTSE 100 Index (excluding financial institutions) as the appropriate index.

Five-year historical TSR performance. Change in value of a hypothetical £100 holding over five years.

2010 Information

Summary of Executive Directors’ Remuneration
The following table gives details of the remuneration received during the year by each Executive Director individually.

	Base salary		Incentive				Car allowance		Benefits in kind(1)		Total		Pension contributions
			Cash element		Restricted share element
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Angus Russell(2)(3)	1,226	1,074	1,050	867	350	493	29	28	6	2	2,661	2,464	360	295
	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000	£’000
Graham Hetherington	435	416	356	267	119	183	12	12	7	2	929	880	109	243

(1)	Benefits in kind comprise private medical and dental insurance and tax return preparation.

(2)	Mr Russell’s sterling denominated remuneration for 2009 was converted to US dollars at the average exchange rate for the year ended December 31, 2009 of £1:$1.57.

(3)	Mr Russell received a cash payment in lieu of a pension contribution of £17,050 (equal to $26,324 based on exchange rate at the time of payment) which is included in his base salary.

Summary of Non-executive Directors’ fees
The following table gives the total fees received during the year by each Non-executive Director.

			Fees
			2010 £				2009 £
	Board membership(1)	Remuneration	Audit , Compliance & Risk	Nomination	Science & Technology	Total fees
Matthew Emmens	350,000	-	-	-	-	350,000	355,000
David Kappler	87,500	-	20,000	12,500	-	120,000	129,000
Dr Jeffrey Leiden	75,000	7,500	-	5,000	12,500	100,000	113,000
William Burns(2)	60,461	5,942	-	-	-	66,403	-
Dr David Ginsburg(3)	42,692	-	-	-	4,038	46,730	-
Patrick Langlois	75,000	7,500	10,000	-	-	92,500	97,000
Anne Minto(4)	42,692	6,189	-	-	-	48,881	-
David Stout(5)	80,000	-	10,000	-	-	90,000	12,000
Kathleen Nealon(6)	40,115	7,163	5,730	-	-	53,008	102,000
Dr Barry Price(7)	4,561	-	-	-	-	4,561	88,000

1.	Include travel allowances paid for each transatlantic trip made on board business.
2.	Mr Burns was appointed as a Non-executive Director and a member of the Remuneration Committee on March 15, 2010.
3.	Dr Ginsburg was appointed as a Non-executive Director and a member of the Science & Technology Committee on June 16, 2010.
4.	Ms Minto was appointed as a Non-executive Director and a member of the Remuneration Committee on June 16, 2010 and appointed Chair of the Remuneration Committee on July 27, 2010.
5.	Mr Stout was appointed as a Non-executive Director and a member of the Audit, Compliance & Risk Committee on October 31, 2009.
6.	Ms Nealon stepped down from the Board on July 26, 2010.
7.	Dr Price retired from the Board on January 24, 2010.

Directors’ share options
The following share options over Ordinary Shares under the Shire Pharmaceuticals Executive Share Option Scheme (Parts A and B) (“Executive Scheme”), the Shire 2000 Executive Share Option Scheme (Parts A and B) (“2000 Executive Scheme”) and the Shire Sharesave Scheme (“Sharesave Scheme”) were outstanding, exercised or lapsed during the year.

		Number of Ordinary Shares				Exercise Dates
	Scheme	At January 1, 2010	Exercised	Lapsed	At December 31, 2010	Exercise price £	Earliest	Latest
Matthew Emmens	2000 Executive Scheme B(1)(3)	305,345	305,345	-	-	5.26	25.03.07	24.03.14
		285,489	285,489	-	-	5.585	11.05.08	10.05.15
		590,834	590,834	-	-
Angus Russell	2000 Executive Scheme B(1)(3)	69,213	-	-	69,213	12.57	05.06.04	04.06.11
Graham Hetherington	Sharesave(2)(3)	1,240	-	-	1,240	7.74	01.12.11	31. 05.12

(1)
Options granted under the 2000 Executive Scheme are exercisable subject to certain performance criteria.  The performance criteria were reviewed in 2002 to ensure the criteria reflected the market in which Shire operates. Given Shire’s development, it was considered appropriate that an earnings per share-based measure should be adopted in place of share price growth targets. The performance criteria are based on real growth in the diluted earnings per share reported in the Group’s Form 10-K under US GAAP, adjusted to ensure a consistent basis of measurement, as approved by the Committee, including the add back of significant one-time items (“Option EPS”). Therefore, the performance criteria were amended so that an option would become exercisable in full if Shire plc’s Option EPS growth over a three-year period from the date of award exceeds the UK Retail Prices Index (“RPI”) for the following tranches of grants:

Options with a grant value of up to 100% of salary	RPI plus 9% (Directors, RPI plus 15%)
Between 101% and 200% of salary	RPI plus 15%
Between 201% and 300% of salary	RPI plus 21%
Over 301% of salary	RPI plus 27%

The RPI-based earnings per share performance criteria applied to options granted under the 2000 Executive Scheme from August 2002. After consultation with certain institutional shareholders, the Group decided that, for options granted under the scheme from 2004 onwards, the performance condition will be retested once only, at five years after the grant, if Shire’s Option EPS growth falls short of the minimum annual average percentage increase over the three-year period from grant. Hence the level of Option EPS growth in the next two years needs to be consequentially higher to meet the test.

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

(3)	No options were granted under the Executive Scheme or the 2000 Executive Scheme in 2010.

Details of options exercised during the year are as follows:

		Number of Ordinary Shares
	Scheme	Number of options	Exercise price £	Market price at exercise date £	Gains on exercise 2010 £'000 (1)

Matthew Emmens	2000 Executive Scheme B	305,345	5.26	14.556	2,838
		285,489	5.585	14.556	2,561

(1)	The gain was calculated using the average sale price of the shares sold over two consecutive days.

Directors’ share awards
The following SAR Awards under Part A of the Portfolio Share Plan were outstanding, awarded, lapsed or exercised during the year:

			Number of ADSs*						Exercise Dates
	At January 1, 2010(1)		Granted		Exercised	Lapsed	At December 31, 2010	Market price at the date of the award $	Earliest	Latest
Matthew Emmens	125,562		-		-	-	125,562	49.36	17.08.09	17.08.11
	93,840	(2)	-		-	15,015	78,825	64.10	27.02.10	027.02.12
	35,126		-		-	-	35,126	58.51	28.03.11	28.03.13
	254,528		-		-	15,015	239,513
Angus Russell	-		105,616	(3)	-	-	105,616	64.91	01.03.13	01.03.17
*One ADS is equal to three Ordinary Shares

			Number of Ordinary Shares						Exercise Dates
	At January 1, 2010(1)		Granted		Exercised	Lapsed	At December 31, 2010	Market price at the date of the award £	Earliest	Latest
Angus Russell	117,495	(2)	-		98,695	18,800	-	10.99	27.02.10	27.02.12
	85,000		-		-	-	85,000	9.97	22.02.11	22.02.13
	123,547		-		-	-	123,547	8.13	18.06.11	18.06.13
	295,580		-		-	-	295,580	8.83	20.02.12	20.02.14
	621,622		-		98,695	18,800	504,127
Graham Hetherington	100,000		-		-	-	100,000	8.675	01.08.11	01.08.13
	100,000		-		-	-	100,000	8.83	20.02.12	20.02.14
	-		134,814	(3)	-	-	134,814	14.43	01.03.13	01.03.17
	200,000		134,814		-	-	334,814

Details of the SAR Awards exercised during the year are as follows:

	Number of Ordinary Shares Exercised	Exercise price £	Market price at exercise date £	Gains on Exercise £'000
Angus Russell(4)	98,695	10.99	14.388	335

(1)	The maximum award is granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
(2)	The percentage of the awards that vested, based on the performance conditions, was 84%.
(3)	The face value of the awards was calculated by reference to the average share price over the twelve month calendar period prior to the date of grant.
(4)	The gain has been calculated using the average sale price of the shares sold.

The following PSA Awards under Part B of the Portfolio Share Plan were outstanding, awarded, lapsed or released during the year:

			Number of ADSs*
	At January 1, 2010(2)		Granted		Lapsed	Released	At December 31, 2010	Market price at the date of the award $	Vesting Date
Matthew Emmens	70,380	(3)	-		11,261	59,119	-	64.10	27.02.10
	26,345		-		-	-	26,345	58.51	28.03.11
	96,725				11,261	59,119	26,345
Angus Russell	-		73,948	(5)	-	-	73,948	64.91	01.03.13
* One ADS is equal to three Ordinary Shares

			Number of Ordinary Shares
	At January 1, 2010(2)		Granted		Lapsed	Released	At December 31, 2010	Market price at the date of the award £	Vesting Date
Angus Russell	80,000	(3)	-		12,800	67,200	-	10.99	27.02.10
	60,000		-		-	-	60,000	9.97	22.02.11
	96,410		-		-	-	96,410	8.13	18.06.11
	221,685		-		-	-	221,685	8.83	20.02.12
	458,095		-		12,800	67,200	378,095
Graham Hetherington	75,000		-		-	-	75,000	8.675	01.08.11
	75,000		-		-	-	75,000	8.83	20.02.12
	-		98,864	(4)	-	-	98,864	14.43	01.03.13
	150,000		98,864		-	-	248,864

Details of the PSA Awards released during the year are as follows:
	Number of ADSs*
	Number Released	Dividend Factor	Total Released	Market price at vesting date $	Gains on exercise $'000
Matthew Emmens(5)(6)	59,119	947	60,066	64.91	3,899

*One ADS is equal to three Ordinary Shares
	Number of Ordinary Shares
	Number Released	Dividend Factor	Total Released	Market price at Vesting date £	Gains on exercise £'000
Angus Russell(5)(6)	67,200	1,077	68,277	14.43	985
(1)	The awards were subject to performance conditions.
(2)	The maximum award is granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
(3)	The percentage of the awards that vested, based on the performance conditions, was 84%.
(4)	The face value of the awards was calculated by reference to the average share price over the 12 month calendar period prior to the date of grant.
(5)	In accordance with the plan rules, the vested PSA Awards have been increased to reflect the dividends paid by the Group in the period from the grant date to the vesting date.
(6)	The gain has been calculated using the mid-market closing price on the day the shares were released.

The market price of the Ordinary Shares at December 31, 2010 was £15.43 and the range during the year was £12.20 to £15.67. The market price of the ADSs at December 31, 2010 was $72.38 and the range during the year was $57.64 to $74.12.

EAIP
The following restricted awards were outstanding, awarded or released during the year:

	At January 1, 2010	Number of ADSs conditionally awarded	Number of ADSs released	Mid-market price at date of award $	Mid-market price at date of release $	Money value at date of release $’000	At December 31, 2010	Vesting date
Matthew Emmens	11,534		11,534	-	66.47	767	-	30.03.10
	12,881	-	-	-	-	-	12,881	31.03.11
	6,471	-	-	-	-	-	6,471	01.08.11
	30,886	-	11,534	-	-	767	19,352
Angus Russell	-	7,421	-	-	-	-	7,421	31.03.13

One ADS is equal to three Ordinary Shares.

	At January 1, 2010	Number of Ordinary Shares conditionally awarded	Number of Ordinary Shares released	Mid-market price at date of award £	Mid-market price at date of release £	Money value at date of release £’000	At December 31, 2010	Vesting date
Angus Russell	18,140	-	18,140	-	14.84	269	-	30.03.10
	20,068	-	-	-	-	-	20,068	31.03.11
	37,814	-	-	-	-	-	37,814	31.03.12
	76,022	-	18,140	-	-	269	57,882
Graham Hetherington	9,007	-	-	-	-	-	9,007	31.03.12
	-	12,569	-	-	-	-	12,569	31.03.13
	9,007	12,569	-	-	-	-	21,576
The following table gives details of the aggregate remuneration paid to Executive Directors and Non-Executive Directors including the value of the exercise of options, SAR Awards and vesting of PSA Awards:

	2010	2009
	$’000	$’000

Emoluments	5,600	5,508
Money purchase pension contributions	529	674

Sub-total of annual emoluments	6,129	6,182

Other income arising from release/exercise of long-term incentives(1)
Gains on exercise of share options and SAR Awards and release of PSA Awards	14,286	22,448
Gains on the release of EAIP Awards	1,183	1,904

Total emoluments and other income arising from long-term incentives(2)	21,598	30,534

(1) Includes the value of shares that were released under long-term plans and gains realised in these years.
(2) For the purpose of this table amounts denominated in Pounds sterling have been converted to US dollar amounts at the average exchange rate for the year ended December 31, 2010 of £1:$1.5459 and for 2009 of £1: $1.5647.

Directors’ interests in Shire shares(1)
Interests in the share capital of the Company as at December 31, 2010

		Beneficial	Conditional
	Security type	Number of Shares	Executive Share Scheme	Sharesave Scheme	Portfolio Share Plan		EAIP
					SAR Awards	PSA Awards
Matthew Emmens(2)	ADS	60,861	-	-	239,513	26,345	19,352
	Ordinary Shares	92,874	-	-	-	-	-
Angus Russell	ADS	-	-	-	105,616	73,948	7,421
	Ordinary Shares	139,333	69,213		504,127	378,095	57,882
Graham Hetherington	Ordinary Shares	4,000	-	1,240	334,814	248,864	21,576
David Kappler	Ordinary Shares	10,000	-	-	-	-	-
Dr Jeffrey Leiden		-	-	-	-	-	-
William Burns		-	-	-	-	-	-
Dr David Ginsburg		-	-	-	-	-	-
Patrick Langlois		-	-	-	-	-	-
Anne Minto	Ordinary Shares	2,228	-	-	-	-	-
David Stout		-	-	-	-	-	-

1)	One ADS is equal to three Ordinary Shares.
2)	Mr Emmens’ conditional interests relate to awards granted to him during his tenure as Chief Executive Officer.

There were no changes to the Directors’ interests since December 31, 2010 and the date of this report.

Approval
This report was approved by the Board of Directors on February 23, 2011 and signed on its behalf by:

Anne Minto
Chair of the Remuneration Committee

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 11, 2011 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s named executive officers in 2010, where applicable, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 11, 2011	Percent of ordinary shares (1)
Beneficial owner
FMR LLC - 82 Devonshire Street, Boston, Massachusetts 02109	39,122,702	6.9%
BlackRock Inc. - 40 East 52nd Street, New York NY 10022	36,292,065	6.4%
Capital Group International, Inc. - 11100 Santa Monica Blvd. Los Angeles, CA 90025	29,978,949	5.3%

Management
Matthew Emmens (2)	1,006,296	*
Angus Russell (3)	373,614	*
Graham Hetherington	4,000	*
David Kappler	10,000	*
Dr Jeffrey Leiden	-	-
William Burns	-	-
Dr David Ginsburg	-	-
Patrick Langlois	-	-
Anne Minto	2,228	*
David Stout	-	-
Barbara Deptula(4)	97,092	*
Michael Cola(5)	465,073	*
Sylvie Gregoire(6)	153,423	*
Anita Graham	49,092	*
All Directors and Executive Officers of the Company (15 persons)	2,526,914	*

* Less than 1%
1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as at a given date of any shares, which that person has the right to acquire within 60 days after that date through the exercise of any vested stock options and the voting of restricted shares which have no voting rights prior to vesting. For purposes of computing the percentage of outstanding shares held by each person or a group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding.

2.	Includes 613,161 vested options and 117,678 restricted shares.
3.	Includes 154,213 vested options and 80,068 restricted shares.
4.	Includes 66,003 vested options and 30,294 restricted shares.
5.	Includes 393,004 vested options and 40,584 restricted shares.
6.	Includes 95,004 vested options and 56,172 restricted shares.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2010, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	35,936,591	10.36	7,799,585

Equity compensation plans not approved by security holders	-	-	-

Total	35,936,591		7,799,585

(1) This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Company’s equity compensation plans that have specific limits. However, certain of the Company’s plans do not provide for a maximum amount of options or SARs that may be issued under those plans. Consequently, it is not possible to calculate the maximum number of ordinary shares that may be required to settle the exercise of any future options or SARs issued under those plans. However, the Company follows the Executive Remuneration - Association of British Insurers (“ABI”) Guidelines on Policies and Practices that recommend that newly issued shares when aggregated with awards under all of the company’s other equity compensation plans, must not exceed 10% of the issued ordinary share capital in any rolling 10 year period. As a result, the maximum number of ordinary shares that the Company may issue to satisfy the option and SARs exercises under its equity compensation plans in accordance with the ABI guidelines is 682,715. Any requirement to settle option or SARs exercises in excess of such limits will be met by the open market purchase of securities by the Shire ESOT.

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

Year to December 31,	2010	2009
	$’M	$’M

Audit fees (1)	3.4	3.4
Audit-related fees (2)	-	0.2
Tax fees (3)	0.1	0.3

Total fees	3.5	3.9

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.

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

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2010 and 2009

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

Consolidated Statements of Changes in Equity for each of the three years in the period ended
December 31, 2010

Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2010 and 2009

Statements of Income for the years to December 31, 2010 and 2009 and the period August 29, 2008 to December 31, 2008

Statements of Changes in Equity for the years to December 31, 2010 and 2009 and the period August 29, 2008 to December 31, 2008

Statements of Cash Flows for the years to December 31, 2010 and 2009 and the period August 29, 2008 to December 31, 2008

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2010.

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

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(6)

4.03	Form of Ordinary Share Certificate of Shire Limited.(7)

4.04	Form of American Depositary Receipt Certificate of Shire Limited.(8)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008.(9)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (10)

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
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(18)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (19)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (20)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (21)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (22)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (23)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (24)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (25)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (26)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (27)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (28)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (30)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (31)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (32)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (33)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (34)

10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010. (35)

10.27	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010.(36)

10.28
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers.

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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2010 of the Company and the Trust and our reports dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE LLP

London, United Kingdom
February 23, 2011

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2010	2009
	Notes	$’M	$’M

ASSETS
Current assets:
Cash and cash equivalents		550.6	498.9
Restricted cash		26.8	33.1
Accounts receivable, net	7	692.5	597.5
Inventories	8	260.0	189.7
Deferred tax asset	28	182.0	135.8
Prepaid expenses and other current assets	9	168.4	115.2

Total current assets		1,880.3	1,570.2

Non-current assets:
Investments	10	101.6	105.7
Property, plant and equipment, net	11	853.4	676.8
Goodwill	12	402.5	384.7
Other intangible assets, net	13	1,978.9	1,790.7
Deferred tax asset	28	110.4	79.0
Other non-current assets		60.5	10.4

Total assets		5,387.6	4,617.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	14	1,239.3	929.1
Deferred tax liability	28	4.4	2.9
Other current liabilities	15	49.6	88.0

Total current liabilities		1,293.3	1,020.0

Non-current liabilities
Convertible bonds	16	1,100.0	1,100.0
Other long-term debt	17	7.9	43.6
Deferred tax liability	28	352.1	294.3
Other non-current liabilities	18	182.9	247.1

Total liabilities		2,936.2	2,705.0

Commitments and contingencies	19

CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2010	2009
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.2 million shares issued and outstanding (2009: 1,000 million shares authorized; and 561.5 million shares issued and outstanding)		55.7	55.6
Additional paid-in capital		2,746.4	2,677.6
Treasury stock: 14.0 million shares (2009: 17.8 million shares)		(276.1)	(347.4)
Accumulated other comprehensive income		85.7	149.1
Accumulated deficit		(160.3)	(622.4)

Total equity		2,451.4	1,912.5

Total liabilities and equity		5,387.6	4,617.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

		2010	2009	2008
	Notes	$’M	$’M	$’M
Revenues:
Product sales		3,128.2	2,693.7	2,754.2
Royalties		328.1	292.5	245.5
Other revenues		14.8	21.5	22.5

Total revenues		3,471.1	3,007.7	3,022.2

Costs and expenses:
Cost of product sales (1)		463.4	388.0	408.0
Research and development	4	661.5	638.3	494.3
Selling, general and administrative (1)		1,526.3	1,342.6	1,455.2
Gain on sale of product rights	5	(16.5)	(6.3)	(20.7)
In-process R&D ("IPR&D") charge		-	1.6	263.1
Reorganization costs	6	34.3	12.7	-
Integration and acquisition costs	3	8.0	10.6	10.3

Total operating expenses		2,677.0	2,387.5	2,610.2

Operating income		794.1	620.2	412.0

Interest income		2.4	1.9	25.5
Interest expense	25	(35.1)	(39.8)	(139.0)
Other income/(expense), net	26	7.9	60.7	(32.9)

Total other (expense)/income, net		(24.8)	22.8	(146.4)

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		769.3	643.0	265.6
Income taxes	28	(182.7)	(138.5)	(98.0)
Equity in earnings/(losses) of equity method investees, net of taxes		1.4	(0.7)	2.4

Income from continuing operations, net of taxes		588.0	503.8	170.0

Loss from discontinued operations (net of income tax expense of $nil in all periods)	3	-	(12.4)	(17.6)

Net income		588.0	491.4	152.4

Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	0.2	3.6

Net income attributable to Shire plc		588.0	491.6	156.0

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $1.7 million for the year to December 31, 2010 (2009: $1.7 million; 2008: $1.7 million). Selling, general and administrative costs includes amortization and impairment losses for intangible assets relating to intellectual property rights acquired of $176.2 million including impairment losses of $42.7 million for the year to December 31, 2010 (2009: $136.9 million, including impairment losses of $nil; 2008: $223.3 million, including impairment losses of $97.1 million).

CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	2010	2009		2008

Earning per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders		107.7c	93.2c		32.1c

Loss from discontinued operations attributable to Shire plc shareholders		-	(2.3c	)	(3.3c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic		107.7c	90.9c		28.8c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders		105.3c	91.9c		31.8c

Loss from discontinued operations attributable to Shire plc shareholders		-	(2.2c	)	(3.2c	)

Earnings per ordinary share attributable to Shire plc shareholders - diluted		105.3c	89.7c		28.6c

Weighted average number of shares (millions):
Basic	23	546.2	540.7		541.6
Diluted	23	590.3	548.0		545.4

	2010	2009	2008
	$’M	$’M	$’M

Amounts attributable to Shire plc

Income from continuing operations, net of taxes	588.0	504.0	173.3
Loss from discontinued operations, net of taxes	-	(12.4)	(17.3)

Net income attributable to Shire plc	588.0	491.6	156.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Exchange- able shares $'M	Exchange- able shares Number of shares M’s	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumu- lated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at January 1, 2008	55.2	556.8	33.6	0.7	2,503.4	(280.8)	55.7	(1,111.1)	-	1,256.0
Net income/(loss)	-	-	-	-	-	-	-	156.0	(3.6)	152.4
Foreign currency translation	-	-	-	-	-	-	36.6	-	(1.1)	35.5
Exchange of exchangeable shares	0.2	2.3	(33.6)	(0.7)	33.4	-	-	-	-	-
Costs associated with shares issued through the Scheme of Arrangement	-	-	-	-	(5.6)	-	-	-	-	(5.6)
Options exercised	0.1	1.1	-	-	2.0	-	-	-	-	2.1
Share-based compensation	-	-	-	-	65.2	-	-	-	-	65.2
Tax deficit associated with exercise of stock options	-	-	-	-	(3.8)	-	-	-	-	(3.8)
Shares purchased by the Employee Share Ownership Trust (“ESOT”)	-	-	-	-	-	(146.6)	-	-	-	(146.6)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	-	-	30.2	-	(20.8)	-	9.4
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(47.9)	-	-	(47.9)
Realized gain on available-for-sale securities, net of taxes	-	-	-	-	-	-	(5.4)	-	-	(5.4)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	-	-	58.0	-	-	58.0
Noncontrolling interest on acquisition of Jerini AG (“Jerini”)	-	-	-	-	-	-	-	-	10.4	10.4
Purchase of shares in Jerini from noncontrolling interest	-	-	-	-	-	-	-	-	(5.4)	(5.4)
Dividends	-	-	-	-	-	-	-	(46.8)	-	(46.8)
As at December 31, 2008	55.5	560.2	-	-	2,594.6	(397.2)	97.0	(1,022.7)	0.3	1,327.5

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2008 the Company paid dividends of 8.62 US cents per ordinary share (equivalent to 25.85 US cents per American Depositary Share (“ADS”)), totaling $46.8 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumu-lated other compre- hensive income $'M	Accumu-lated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at January 1, 2009	55.5	560.2	2,594.6	(397.2)	97.0	(1,022.7)	0.3	1,327.5
Net income/(loss)	-	-	-	-	-	491.6	(0.2)	491.4
Foreign currency translation	-	-	-	-	35.2	-	-	35.2
Options exercised	0.1	1.3	0.5	-	-	-	-	0.6
Share-based compensation	-	-	65.7	-	-	-	-	65.7
Excess tax benefit associated with exercise of stock options	-	-	16.8	-	-	-	-	16.8
Shares purchased by the ESOT	-	-	-	(1.0)	-	-	-	(1.0)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	50.8	-	(36.9)	-	13.9
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.1	-	-	16.1
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	0.8	-	-	0.8
Purchase of shares in Jerini from noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Capital contribution attributable to noncontrolling interest in Jerini	-	-	-	-	-	-	0.3	0.3
Dividends	-	-	-	-	-	(54.4)	-	(54.4)
As at December 31, 2009	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	-	1,912.5

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2009 Shire plc paid a dividend of 9.91 US cents per ordinary share (equivalent to 29.72 US cents per ADS) totaling $54.4 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5
Net income	-	-	-	-	-	588.0	588.0
Foreign currency translation	-	-	-	-	(51.3)	-	(51.3)
Options exercised	0.1	0.7	2.0	-	-	-	2.1
Share-based compensation	-	-	62.2	-	-	-	62.2

Excess tax benefit associated with exercise of stock options	-	-	2.9	-	-	-	2.9	1
Shares issued (purchased) by ESOT	-	-	1.7	(1.7)	-	-	-

Shares released by ESOT to satisfy exercise of stock options	-	-	-	73.0	-	(63.9)	9.1

Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(13.6)	-	(13.6)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	1.5	-	1.5
Dividends	-	-	-	-	-	(62.0)	(62.0)
As at December 31, 2010	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2010 Shire plc declared and paid dividends of 11.50 US cents per ordinary share (equivalent to 34.50 US cents per ADS) totalling $62.0 million.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2010	2009	2008
	$'M	$'M	$'M

Net income	588.0	491.4	152.4
Other comprehensive income:
Foreign currency translation adjustments	(51.3)	35.2	35.5
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $nil, $2.6 million and $nil)	(13.6)	16.1	(47.9)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil, and $nil)	1.5	0.8	58.0
Realized gain on available-for-sale securities (net of taxes of $nil, $nil and $4.0 million)	-	-	(5.4)

Comprehensive income	524.6	543.5	192.6
Add: net loss attributable to the noncontrolling interest in subsidiaries	-	0.2	3.6
Add: foreign currency translation adjustments attributable to the noncontrolling interest	-	-	1.1

Comprehensive income attributable to Shire plc	524.6	543.7	197.3

The components of accumulated other comprehensive income as at December 31, 2010 and 2009 are as follows:
	December 31,	December 31,
	2010	2009
	$’M	$’M

Foreign currency translation adjustments	85.4	136.7
Unrealized holding gain on available-for-sale securities, net of taxes	0.3	12.4

Accumulated other comprehensive income	85.7	149.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	2008
	$’M	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	588.0	491.4	152.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	12.4	17.6
Depreciation and amortization	255.5	250.2	202.9
Share based compensation	62.2	65.7	65.2
IPR&D charge	-	1.6	128.1
Impairment of intangible assets1	42.7	-	97.1
Impairment of available-for-sale securities	1.5	0.8	58.0
Gain on sale of non-current investments	(11.1)	(55.2)	(10.1)
Gain on sale of product rights	(16.5)	(6.3)	(20.7)
Other	7.6	12.2	10.5
Movement in deferred taxes	(15.0)	(98.8)	74.0
Equity in (earnings)/losses of equity method investees	(1.4)	0.7	(2.4)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(114.4)	(212.3)	9.4
Increase in sales deduction accrual	222.6	134.7	84.3
(Increase)/decrease in inventory	(58.2)	(38.7)	36.4
(Increase)/decrease in prepayments and other current assets	(38.9)	30.1	(9.6)
(Increase)/decrease in other assets	(1.4)	0.8	3.6
Increase/(decrease) in accounts payable and other liabilities	25.9	38.6	(99.0)
Returns on investment from joint venture	5.8	4.9	7.1
Cash flows used in discontinued operations	-	(5.9)	(4.7)

Net cash provided by operating activities (A)	954.9	626.9	800.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	6.3	(3.9)	10.3
Purchases of subsidiary undertakings and businesses, net of cash acquired	(449.6)	(83.3)	(499.4)
Payments on foreign exchange contracts related to Movetis NV acquisition ("Movetis")	(33.4)	-	-
Payment on settlement of Transkaryotic Therapies, Inc. (“TKT”) appraisal right litigation	-	-	(419.9)
Purchases of non-current investments	(2.9)	(0.9)	(2.2)
Purchases of property, plant and equipment	(326.6)	(254.4)	(236.0)
Purchases of intangible assets	(2.7)	(7.0)	(25.0)
Proceeds from disposal of non-current investments and property, plant and equipment	2.3	20.2	12.1
Proceeds/deposits received on sales of product rights	2.0	-	5.0
Proceeds from disposal of subsidiary undertakings	-	6.7	-
Returns of equity investments and proceeds from short term investments	7.2	0.2	0.6

Net cash used in investing activities (B)	(797.4)	(322.4)	(1,154.5)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2010	2009	2008
	$’M	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings under bank facility	-	-	190.0
Repayment of drawings under bank facility	-	-	(190.0)
Proceeds from building finance obligation	-	-	11.3
Payment under building finance obligation	(2.4)	(4.7)	(1.8)
Extinguishment of building finance obligation	(43.1)	-	-
Tax benefit of stock based compensation	6.5	16.8	-
Costs associated with issue of common stock, net	-	-	(5.6)
Proceeds from exercise of options	11.2	14.6	11.4
Payment of facility arrangement costs	(8.0)	-	-
Payment of dividend	(62.0)	(54.4)	(46.8)
Payments to acquire shares by ESOT	(1.7)	(1.0)	(146.6)

Net cash used in financing activities(C)	(99.5)	(28.7)	(178.1)

Effect of foreign exchange rate changes on cash
and cash equivalents (D)	(6.3)	4.9	(11.8)

Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	51.7	280.7	(544.3)
Cash and cash equivalents at beginning of period	498.9	218.2	762.5

Cash and cash equivalents at end of period	550.6	498.9	218.2

Supplemental information associated with continuing
operations:

	2010	2009	2008
	$’M	$’M	$’M

Interest paid	(25.9)	(31.9)	(191.3)
Income taxes paid	(329.2)	(223.2)	(117.0)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	9.1	50.8	-
Building financing obligation	-	7.1	-
Equity in Avexa Ltd received as proceed from product out-licensing	-	-	5.0

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

Shire’s strategic goal is to become the leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), human genetic therapies (“HGT”) and gastrointestinal (“GI”) diseases as well as opportunities in other specialty therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

2.           Summary of significant accounting policies

(a)           Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire plc, all of its subsidiary undertakings and the Income Access Share trust, after elimination of inter-company accounts and transactions. Noncontrolling interests in the equity and earnings or losses of a consolidated subsidiary are reflected in “Noncontrolling interest in subsidiaries” in the Company’s consolidated balance sheet and consolidated statements of income. Noncontrolling interest adjusts the Company’s consolidated results of operations to present the net income or loss attributable to the Company exclusive of the earnings or losses attributable to the noncontrolling interest.

(b)           Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes, provisions for litigation and legal proceedings, and contingent consideration receivable from product divestments.

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

Royalty income

Royalty income relating to licensed technology is recognized when the licensee sells the underlying product, with the amount of royalty income recorded based on sales information received from the relevant licensee. The Company estimates sales amounts and related royalty income based on the historical product information for any period that the sales information is not available from the relevant licensee.

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

(iii)           Coupons
The Company uses coupons as a form of sales incentive. An accrual is established based on the Company's expectation of the level of coupon redemption, estimated using historical trends. The accrual is recorded as a reduction to revenue in the same period as the related sales are recorded or the date the coupon is offered, if later than the date the related sales are recorded.

(iv)           Discounts
The Company offers cash discounts to customers for the early payment of receivables which are recorded as reductions to revenue and accounts receivable in the same period as the related sale is recorded.

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

(e)           Collaborative arrangements

The Company enters into collaborative arrangements to develop and commercialize drug candidates. These collaborative arrangements often require up-front, milestone, royalty or profit share payments, or a combination of these, with payments often contingent upon the success of the related development and commercialization efforts. Collaboration agreements entered into by the Company may also include expense reimbursements or other such payments to the collaborating partner.

The Company reports costs incurred and revenue generated from transactions with third parties as well as payments between parties to collaborative arrangements either on a gross or net basis, depending on the characteristics of the collaborative relationship.

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

Assets acquired under capital leases are included in the consolidated balance sheet as property, plant and equipment and are depreciated over the shorter of the period of the lease or their useful lives. The capital element of future lease payments is recorded as a liability, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

(h)           Advertising expense
The Company expenses the cost of advertising as incurred. Advertising costs amounted to $93.3 million, $81.3 million and $134.5 million for the years to December 31, 2010, 2009 and 2008 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

(i)           Research and development (“R&D”) expense

R&D costs are expensed as incurred. Upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are also expensed as incurred.

Milestone payments made to third parties on and subsequent to regulatory approval are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

(j)           Valuation and impairment of long-lived assets other than goodwill and investments

The Company evaluates the carrying value of long-lived assets other than goodwill and investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the relevant assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the use and ultimate disposition of these assets is compared to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is deemed not to be recoverable, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the relevant assets and recording an impairment loss for the amount by which the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

(k)           Finance costs of debt

Finance costs relating to debt issued are recorded as a deferred charge and amortized to the consolidated statements of income over the period to the earliest redemption date of the debt, using the effective interest rate method. On extinguishment of the related debt, any unamortized deferred financing costs are written off and charged to interest expense in the consolidated statements of income.

(l)           Foreign currency

Monetary assets and liabilities in foreign currencies are translated into the functional currency of the relevant subsidiary in which they arise at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses, other than those related to current and deferred tax assets and liabilities, are recognized in arriving at income from continuing operations before income taxes, equity in earnings/(losses) of equity method investees and discontinued operations. Transaction gains and losses arising on foreign currency denominated current and deferred tax assets and liabilities are included within income taxes in the consolidated statements of income.

The results of operations for subsidiaries, whose functional currency is not the US dollar, are translated into the US dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of Other comprehensive income.

Foreign currency exchange transaction gains included in consolidated net income in the years to December 31, 2010, 2009 and 2008 amounted to $1.7 million, $2.3 million and $4.6 million, respectively.

(m)           Income taxes

Uncertain tax positions are recognized in the consolidated financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the consolidated financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

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

(n)           Earnings per share

Basic earnings per share is based upon net income attributable to Shire plc divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to Shire plc adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (where the effect is dilutive) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

(o)           Share-based compensation

Share-based compensation represents the cost of share-based awards granted to employees. The Company measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award. Predominantly all of the Company’s awards have service and/or performance conditions and the fair values of these awards are estimated using a Black-Scholes valuation model.

For share-based compensation awards which cliff vest, the Company recognizes the cost of the relevant share based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. For those share-based compensation awards with a graded vesting schedule, the Company recognizes the cost of the relevant share based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period for the entire award (that is, over the requisite service period for the last separately vesting portion of the award). The share based compensation expense is recorded in Cost of product sales, R&D, and SG&A in the consolidated statements of income based on the employees’ respective functions.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of income (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

The Company’s share-based compensation plans are described more fully in Note 29.

(p)           Cash and cash equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of ninety days or less.

(q)           Financial instruments - derivatives

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with third party transactions and intercompany financing. These instruments consist of swap and forward foreign exchange contracts. The Company does not apply hedge accounting for these instruments. The fair values of these instruments are included on the balance sheet in current assets / liabilities, with changes in the fair value recognized in the consolidated statements of income. The cash flows relating to these instruments are presented within net cash provided by operating activities in the consolidated statement of cash flows, unless the derivative instruments are economically hedging specific investing or financing activities.

(r)           Inventories

Inventories are stated at the lower of cost (including manufacturing overheads, where appropriate) or market. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs.

Inventories include costs relating to both marketed products and, for certain products, cost incurred prior to regulatory approval. Inventories are capitalized prior to regulatory approval if the Company considers that it is probable that the US Food and Drug Administration (“FDA”) or another regulatory body will grant commercial and manufacturing approval for the relevant product, and it is probable that the value of capitalized inventories will be recovered through commercial sale.

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

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors such as representation on the investee’s Board of Directors and the nature of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than-temporary impairments in value under equity in earnings/(losses) of equity method investees in the consolidated statements of income.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income/(expense), net (see Note 26). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

(u)           Property, plant and equipment

Property, plant and equipment is shown at cost reduced for impairment losses, less accumulated depreciation. The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is provided on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

Buildings	15 to 50 years
Office furniture, fittings and equipment	3 to 10 years
Warehouse, laboratory and manufacturing equipment	3 to 15 years

The cost of land is not depreciated. Assets under the course of construction are not depreciated until the relevant assets are available and ready for their intended use.

Expenditures for maintenance and repairs are charged to the consolidated statements of income as incurred. The costs of major renewals and improvements are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts. The profit or loss on such disposition is reflected in operating income.

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

Goodwill is not amortized to operations, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For the purpose of assessing the carrying value of goodwill for impairment, goodwill has been allocated to the Company’s two reporting units, being SP and HGT. Events or changes in circumstances which could trigger an impairment review include: significant underperformance of a reporting unit relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and significant negative industry trends.

Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit. If the reporting unit's carrying amount is greater than its fair value, a second step is performed whereby the portion of the reporting unit’s fair value relating to goodwill is compared to the carrying value of the reporting unit’s goodwill. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its estimated fair value. The Company has determined that there are no impairment losses in respect of goodwill for any of the reporting periods covered by these consolidated financial statements.

(ii)           Other intangible assets
Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream and IPR&D.  Intellectual property rights for currently marketed products are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 5 to 35 years (weighted average 16 years). IPR&D acquired through a business combination which completed subsequent to January 1, 2009 is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

(x)           New accounting pronouncements

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

Improving Disclosures about Fair Value Measurements

On January 1, 2010 the Company adopted new guidance issued by the FASB requiring new disclosures for amounts transferred in and out of Levels 1 and 2 and for activity in Level 3 of the hierarchy for fair value measurements.  The guidance also clarifies existing fair value measurement disclosures in respect of the level of disaggregation and disclosures about inputs and valuation techniques. This guidance is effective for the Company from January 1, 2010, except for the additional disclosures about activity in Level 3 of the hierarchy for fair value measurements, which is effective from January 1, 2011 and for interim periods within that year.  The adoption of the guidance did not impact the Company’s disclosure on fair value measurement.

To be adopted in future periods

Revenue Recognition in Multiple Deliverable Revenue Arrangements

In September 2009, the FASB issued guidance on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. The guidance also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. It will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010. The guidance is being adopted for new or materially modified arrangements from January 1, 2011. The Company does not expect the guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance will be effective for fiscal years beginning on or after December 15, 2010. The Company has historically accounted for share based payment awards in a manner consistent with the guidance, and therefore does not expect the adoption of this guidance to impact its consolidated financial position, results of operations or cash flows.

Milestone Method of Revenue Recognition

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance clarifies that: consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive; milestones should be considered substantive in their entirety and may not be bifurcated; an arrangement may contain both substantive and non substantive milestones; and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

Fees Paid to Federal Government by Pharmaceutical Manufacturers

In December 2010, the FASB issued guidance on the annual fee paid by pharmaceutical manufacturers to the US Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”) for each calendar year beginning on or after January 1, 2011. The annual fee ranges from $2.5 billion to $4.2 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. This guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance is effective on a prospective basis for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company does not currently expect the adoption of this guidance to have a material effect of its consolidated financial position, results of operations or cash flows.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued guidance to clarify the acquisition date that should be used for reporting pro forma financial information disclosures in a business combination when comparative financial statements are presented. The guidance specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has historically accounted for business combinations in accordance with the guidance, and therefore does not expect the adoption of guidance to impact its disclosure on business combinations.

(y)           Scheme of arrangement

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

Shire plc Ordinary Shares carry substantially the same rights as did the Shire Ordinary Shares. The Scheme did not involve any payment for the Shire plc Ordinary Shares. Immediately after the Scheme became effective, Shire plc had the same Board of Directors, management and corporate governance arrangements as Old Shire had immediately prior thereto. The consolidated assets and liabilities of Shire plc immediately after the effective time of the Scheme were substantially the same as the consolidated assets and liabilities of Old Shire immediately prior thereto.

The Shire Ordinary Shares underlying the Shire American Depositary Shares (the “Shire ADSs”), each representing three Shire Ordinary Shares, participated in the Scheme like all other Shire Ordinary Shares. Upon the Scheme becoming effective, the Shire ADSs remained outstanding but became Shire plc ADS’s, each representing three Shire plc Ordinary Shares. The Scheme did not involve any payment for the Shire plc ADSs.

The corporate restructuring has been accounted for as a reorganization of entities under common control. Accordingly, the historical consolidated financial statements prior to the reorganization are labeled as those of Shire plc, but continue to represent the operations of Old Shire.

Earnings per share were unaffected by the reorganization.

(z)           Statutory accounts

The consolidated financial statements as at December 31, 2010 and 2009, and for each of the three years in the period to December 31, 2010 do not comprise statutory accounts within the meaning of Section 240 of the UK Companies Act 1985 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the period to December 31, 2009 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2009 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2010 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2011. The Company further expects to file the consolidated accounts of the Company, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2011.

3.           Business combinations

Acquisition of Movetis

On September 6, 2010 the Company launched a voluntary public takeover offer for all the shares and warrants in Movetis, a Belgium-based specialty GI company, at a price of €19 per share in cash.

On October 12, 2010 the Company’s wholly owned subsidiary, Shire Holdings Luxembourg S.a.r.l. acquired 99.21% of the shares of Movetis as a result of the successful tender offer. By November 8, 2010, following a statutory squeeze-out of the remaining shares and warrants not tendered in the offer, the Company had acquired 100% of the shares and warrants in Movetis for a total cash consideration of $592.0 million. The acquisition of Movetis was funded from Shire’s existing cash resources.

The acquisition significantly broadens Shire’s global GI portfolio and adds growing revenues from RESOLOR, a new chemical entity indicated for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Movetis has the rights to RESOLOR in the European Union (“EU”), Iceland, Lichtenstein, Norway and Switzerland (the “Movetis Territory”) and is entitled to royalties on sales of RESOLOR outside of Europe from Johnson & Johnson (“J&J”). The acquisition also brought to Shire world-class R&D talent and a promising GI pipeline.

The acquisition of Movetis has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Movetis have been recorded at their fair value at October 12, 2010, being the date of acquisition. The Company’s consolidated financial statements and results of operations include the results of Movetis from October 12, 2010. The Company’s allocation of the purchase price to the Movetis assets acquired and liabilities assumed is outlined below:

Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	109.0
Short term investments	7.0
Other current assets	8.6

Total current assets	124.6

Non-current assets:
Property, plant and equipment	1.1
Goodwill	27.9
Other intangible assets
- currently marketed product	317.0
- IPR&D	139.0
- other intangible assets	14.0
Other non-current assets	0.8
Deferred tax asset	40.4

Total assets	664.8

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	19.0

Non-current liabilities:
Deferred tax liabilities	53.8

Total liabilities	72.8

Fair value of identifiable assets acquired and liabilities assumed	592.0

Consideration
Cash consideration paid	592.0

(a) Other intangible assets – currently marketed product

Other intangible assets include $317.0 million relating to intellectual property rights in the Movetis Territory for Movetis’ currently marketed product, RESOLOR, for the treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. The fair value of RESOLOR for the treatment of chronic constipation in women in the Movetis Territory has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to the asset after deduction of contributory asset charges.

The estimated useful life of the RESOLOR currently marketed product intangible asset is 14 years, with amortization being recorded on a straight line basis.

(b) Other intangible assets – IPR&D

IPR&D relates to development projects acquired with Movetis, that have been initiated and have achieved material progress and whose fair value is estimable with reasonable certainty but (i) have not yet reached technological feasibility or have not yet received the relevant regulatory approval and (ii) have no alternative future use.

IPR&D principally relates to RESOLOR for the treatment of chronic constipation in men ($93 million) and children ($42 million) in the Movetis Territory. The fair value of these IPR&D assets have been estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by these development projects after the deduction of contributory asset charges for other assets employed in these projects. The estimated cash flows have been probability adjusted to take into account their stage of completion and the remaining risks and uncertainties surrounding their future development and commercialization. The estimated, probability adjusted after tax cash flows have been discounted at rates between 12-14% to determine a present, or fair, value.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects consist of the ability to confirm the efficacy of the technology based on the data from clinical trials, and obtaining the relevant regulatory approvals. The valuation of IPR&D has been based on information available at the time of the acquisition and on expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to a market participant. However, no assurance can be given that the assumptions and events associated with such assets will occur as projected. For these reasons, the actual cash flows may vary from forecast future cash flows.

(c) Goodwill

Goodwill arising of $27.9 million, which is not deductible for tax purposes, has been assigned to the Specialty Pharmaceuticals operating segment.

In the year to December 31, 2010 the Company expensed transaction costs of $6.9 million relating to the Movetis acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated statements of income.

The amounts of Movetis's revenue and losses included in the Company’s consolidated statements of income for the year ended December 31, 2010 are $0.3 million of revenues and $17.5 million of pre-tax losses.

Acquisition of EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of ADHD from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included in the recognized purchase price for the acquisition is further consideration of $18.2 million, of which $12.0 million was paid to UCB in the year to December 31, 2010 and the remaining $6.2 million may become payable in 2011 if certain sales targets are met. This acquisition broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

The acquisition of EQUASYM IR and XL was accounted for as a business combination. The purchase price was allocated to the currently marketed products ($73.0 million), IPR&D ($5.5 million), other liabilities ($0.7 million) and goodwill ($13.2 million).

Acquisition of Jerini

On July 3, 2008 the Company announced that it was launching a voluntary public takeover offer for all outstanding shares in Jerini, a German corporation, at a price of EUR 6.25 per share. By August 6, 2008 the Company had acquired 80.1% of the voting interests in Jerini for a cash consideration of $456.3 million. In the year to December 31, 2008 the Company acquired 98.6% of the voting interests in Jerini for a cash consideration of $556.5 million, represented by Jerini shares, ($539.8 million), the cash cost of cancelling Jerini stock options ($9.4 million) and direct costs of acquisition ($7.3 million). In the year to December 31, 2009 the Company acquired the rights to the remaining 1.4% of the voting interests in Jerini for additional cash consideration of $10.5 million including direct acquisition costs, such that the Company owned 100% of Jerini. The acquisition added Jerini’s hereditary angioedema (“HAE”) product FIRAZYR to the Company’s portfolio.

The acquisition of Jerini has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Jerini have been recorded at the date of acquisition at their fair value. Consolidated financial statements and reported results of operations of the Company issued after the acquisition of a majority holding reflect these values, with the results of Jerini included from August 1, 2008, for convenience purposes, in the consolidated statements of income. Between acquiring the Company’s controlling voting interest in early August 2008 and December 31, 2009, the Company acquired the remaining voting interests totaling 19.9% of Jerini’s issued share capital. The additional voting interests have been accounted for as step-acquisitions using the purchase method of accounting.

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

(a) Other intangible assets, currently marketed product

Other intangible assets include $320.2 million (being $257.6 million acquired as at August 6, 2008 and $62.6 million in the subsequent step acquisitions) relating to intellectual property rights in respect of Jerini’s currently marketed product, FIRAZYR, which received marketing authorization from the European Commission in July 2008 for the treatment of acute HAE in the EU. These intellectual property rights include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which FIRAZYR reacts in body, an understanding of the mechanisms of action which allow FIRAZYR to work and the knowledge related to the associated clinical and marketing studies performed to obtain approval of FIRAZYR). The fair value of FIRAZYR in the EU has been determined using an income approach applying the multi-period excess earnings method, based on the present value of incremental after tax cash flows attributable to the asset after the deduction of contributory asset charges for the assets employed (including working capital, the assembled workforce and other fixed assets).

This intangible asset has an estimated useful life of 17 years, will be amortized on a straight line basis, and has been allocated to the HGT reporting segment.

(b) Other intangible assets, IPR&D

The IPR&D assets of $129.7 million (being $104.1 million acquired as at August 6, 2008 and $25.6 million in the subsequent step acquisitions) relate to FIRAZYR for the treatment of acute HAE in the US ($64.9 million), and the rest of the world excluding the US and EU ($64.8 million). These IPR&D assets have not received approval from the relevant regulatory authorities at the acquisition date. In the US FIRAZYR received a not approvable letter from the FDA in April 2008. The Company considers that these IPR&D assets have no alternative future use outside of their current development projects and the fair value of these IPR&D assets has therefore been charged to the consolidated statements of income (in accordance with the US GAAP for business combinations which completed prior to January 1, 2009).

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

(c) Goodwill

Goodwill of $152.8 million (being $121.0 million acquired as at August 6, 2008 and $31.8 million in the subsequent step acquisitions) has been wholly allocated to the HGT operating segment and is not deductible for tax purposes.

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

In May 2009 JPT was divested for cash consideration of $6.7 million, resulting in a loss on disposal of $0.5 million.

For the years to December 31, 2010, 2009 and 2008 the Company has presented JOI and JPT as discontinued operations, recording revenues and the pre-tax loss from these businesses within discontinued operations for the year to December 31, 2010 of $nil and $nil (2009: $2.3 million and $12.4 million; 2008: $3.6 million and $17.6 million) respectively. The loss from discontinued operations for the year to December 31, 2009 includes loss on disposal of JPT of $0.5 million, and charges of $5.9 million relating to re-measurement of JOI assets to fair value, as a result of the closure, rather than divestment, of JOI. The loss from discontinued operations in the year to December 31, 2008 also includes a charge of $12.9 million arising on the re-measurement of assets held for sale to their fair value less costs to sell at December 31, 2008.

Further, in 2009, the Company adjusted the preliminary purchase price allocation to recognize assumed liabilities for onerous contract costs and employee involuntary termination costs incurred on closure of JOI and the pre-clinical projects totaling $9.1 million (see Note 6). These adjustments were recognized as an increase in acquired goodwill.

METAZYM acquisition

On June 4, 2008 Shire completed the asset acquisition of the global rights to METAZYM from Zymenex A/S (“Zymenex”) for $135.0 million in cash, and recognized an IPR&D charge of $135.0 million during 2008 for the acquired development project.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire, Movetis and Jerini as if the acquisition of Movetis, which occurred during 2010 had occurred at January 1, 2009 and the acquisition of Jerini, which occurred during 2008 had occured at January 1, 2007 based upon Shire’s ownership interest of 100% and 98.6% of Movetis and Jerini respectively. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	2010	2009	2008
	$’M	$’M	$’M

Revenues	3,472.2	3,007.7	3,031.6

Net income from continuing operations	524.8	453.0	114.7
Net income attributable to Shire plc	524.8	440.6	97.1

Per share amounts:
Net income from continuing operations per share - basic	96.1	83.8	21.2
Net income per ordinary share attributable to Shire plc – basic	96.1	81.5	18.0

Net income from continuing operations per share - diluted	94.2	82.7	21.0
Net income per ordinary share attributable to Shire plc – diluted	94.2	80.4	17.8

The unaudited pro forma financial information above reflects the following pro forma adjustments:

Movetis

(i)
an adjustment to decrease interest income/increase interest expense by $2.7 million and $3.6 million in the year to December 31, 2010 and 2009 respectively, to reflect the interest foregone on the Company’s cash resources used to fund the acquisition of Movetis; and

(ii)
an adjustment to increase amortization expense by approximately $17.7 million and $23.6 million for the years to December  31, 2010 and 2009 respectively, to reflect amortization of intangible assets relating to the currently marketed product, over the estimated useful life of 14 years.

(iii)
In the year to December 31, 2010 the calculation of pro forma diluted earnings per share does not include the effect of the Company's convertible bond as it would be anti-dilutive on a pro forma basis.

Jerini

(i)
an adjustment to decrease interest income by $9.1 million in the year to December 31, 2008 to reflect the interest foregone on the Company’s cash resources used to fund the acquisition of a majority voting interest in Jerini; and

(ii)
an adjustment to increase amortization expense by approximately $12.1 million for the year to December 31, 2008 to reflect amortization of intangible assets relating to the currently marketed product, over the estimated useful life of 17 years.

The unaudited pro forma financial information for the year to December 31, 2008 does not include the IPR&D charge of $128.1 million in respect of FIRAZYR outside of the EU because the IPR&D charge is non-recurring in nature.

4.           Termination of Duramed Pharmaceuticals, Inc. (“Duramed”) collaboration agreement

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

On February 24, 2009 Shire and Duramed amended this agreement such that it terminated on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with respect to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr Laboratories, Inc. (“Barr”) (a subsidiary of Teva) and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of authorized generic ADDERALL XR, up to a maximum of $25.0 million. During the year to December 31, 2009 the Company recorded a charge of $62.9 million to research and development, within the Specialty Pharmaceuticals segment, to reflect the cash payment made in the first quarter of 2009 and other termination related costs.

A reconciliation of the contract termination liability is presented below:
	Opening liability at January 1, 2010	Amount paid	Closing liability at December 31, 2010
	$’M	$’M	$’M

Contract termination costs	10.0	(10.0)	-

5.           Divestment of product rights

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

On October 1, 2010 the Company completed the divestment of DAYTRANA to Noven Pharmaceutical Inc. (“Noven”) (Noven developed and manufactures DAYTRANA, and Shire licensed DAYTRANA from Noven in 2003). No consideration was received at the time of divestment, however future consideration is receivable from Noven dependent on DAYTRANA’s future performance. On divestment Shire recorded the fair value of contingent consideration receivable from Noven within current and non-current assets, and during the fourth quarter of 2010 the Company recognized a gain of $10.4 million due to changes in the fair value of this contingent consideration. At December 31, 2010 the Company has recorded a receivable based on the fair value of future contingent consideration totaling $65.3 million, split between current assets ($21.6 million) and non-current assets ($43.7 million).

Accordingly Shire recognized gains of $16.5 million, $6.3 million and $20.7 million in the years to December 31, 2010, 2009 and 2008 respectively on disposal of product rights. All assets disposed of during 2010, 2009 and 2008 formed part of the Specialty Pharmaceuticals segment.

6.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain commercial and R&D operations to Switzerland to support its HGT and Specialty Pharmaceuticals businesses outside the US. In the year to December 31, 2010, the Company incurred reorganization costs totaling $21.3 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland will be effected over 2010 and 2011. The Company estimates that further costs in respect of the transition of approximately $9 million to 17 million will be expensed as incurred during 2011.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its Specialty Pharmaceuticals manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceutical Products, and operations and employee numbers at the site will wind down over this period. In the year to December 31, 2010 the Company incurred reorganization costs of $13.0 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $25.7 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the year to December 31, 2010 incurred accelerated depreciation of $25.7 million, which has been charged to Cost of product sales. The reorganization costs and accelerated depreciation have been recorded within the Specialty Pharmaceuticals operating segment.

Jerini non-core operations

In the second quarter of 2009 the operations of JOI, and certain other non-core pre-clinical operations acquired through the acquisition of Jerini were closed down, and the Company recorded a closure costs liability of $9.1 million, relating to employee involuntary termination benefits, contract termination costs and other closure costs. The Company paid all remaining closure costs during the year to December 31, 2010 and no liability for these closure costs remains at December 31, 2010.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at December 31, 2010 is as follows:

				Closing
	Opening liability	Amount		liability at
	at January 1,	charged to re-		December 31,
	2010	organization	Paid/Utilized	2010
	$'M	$'M	$'M	$'M

Involuntary termination benefits	4.1	11.8	(5.8)	10.1
Contract termination costs	2.8	-	(2.8)	-
Other reorganization costs	-	22.5	(20.2)	2.3

	6.9	34.3	(28.8)	12.4

At December 31, 2010 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($10.9 million) and other non-current liabilities ($1.5 million).

7.           Accounts receivable, net

Accounts receivable at December 31, 2010 of $692.5 million (December 31, 2009: $597.5 million), are stated net of a provision for discounts and doubtful accounts of $23.4 million (December 31, 2009: $20.8 million, December 31, 2008: $20.2 million).

Provision for discounts and doubtful accounts:

	2010	2009	2008
	$’M	$’M	$’M

As at January 1,	20.8	20.2	9.8
Provision charged to operations	178.1	127.4	95.0
Provision utilization	(175.5)	(118.5)	(84.6)
Reclassification	-	(8.3)	-

As at December 31,	23.4	20.8	20.2

During the year to December 31, 2009 the Company reclassified its provision for Tricare Health Care Program rebates of $8.3 million at January 1, 2009 from provisions for discounts and doubtful accounts to accounts payable and accrued expenses.

At December 31, 2010 accounts receivable included $75.8 million (December 31, 2009: $92.4 million) related to royalty income.

8.           Inventories

Inventories are stated at the lower of cost or market value and comprise:

	December 31,	December 31,
	2010	2009
	$’M	$’M

Finished goods	91.9	50.9
Work-in-progress	113.9	102.1
Raw materials	54.2	36.7

	260.0	189.7

At December 31, 2010 inventories included $4.1 million (December 31, 2009: $18.8 million) of costs capitalized prior to regulatory approval of the related product or manufacturing process. Pre-approval inventory as at December 31, 2010 relate to product manufactured at the new manufacturing facility at Lexington Technology Park (“LTP”), which has not yet received regulatory approval. Pre-approval inventories at December 31, 2009 related to VPRIV, which was granted marketing approval by the FDA on February 26, 2010 and marketing authorization by the European Commission on August 26, 2010.

9.           Prepaid expenses and other current assets

	December 31,	December 31,
	2010	2009
	$’M	$’M

Prepaid expenses	45.1	44.9
Income tax receivable	42.4	-
Value added taxes receivable	21.5	37.3
Other current assets	59.4	33.0

	168.4	115.2

10.           Investments

	December 31,	December 31,
	2010	2009
	$’M	$’M

Investments in private companies	5.9	3.9
Available-for-sale securities	83.9	87.0
Equity method investments	11.8	14.8

	101.6	105.7

Disposal of Virochem Pharma Inc (“Virochem”)

On March 12, 2009 the Company completed the disposal of its investment in Virochem to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. In 2009 Shire received consideration of $19.2 million in cash and 2 million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain of $55.2 million in other income/(expense), net in the year to December 31, 2009.

In the year to December 31, 2010 the Company received further consideration of $2.0 million in cash and 0.2 million Vertex shares (valued at $9.1 million) which had been held in escrow until certain substantive conditions expired in March 2010. The Company recognized an additional gain on disposal of $11.1 million in other income/(expense), net in the year to December 31, 2010.

The Vertex stock received has been accounted for as an available-for-sale investment.

Disposal of Questcor Pharmaceutical Inc (“Questcor”)

In the year to December 31, 2008 Other expenses / (income), net includes a gain of $9.4 million from the disposal of the Company’s available for sale investment in Questcor for cash consideration of $10.3 million.

Other-than-temporary impairment of available for sale securities

The Company recorded other-than-temporary impairments of $1.5 million, $0.8 million and $58.0 million against its available-for-sale securities in the years to December 31, 2010, 2009 and 2008 respectively.

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

These factors, together with the significant decline in global equity markets during the third quarter of 2008 meant that the Company was unable to reasonably estimate the period over which a full recovery in the value of its investment in Renovo Group plc could occur. As such, the Company concluded that the decline in value was “other than temporary”. Therefore the full difference between the book value of the investment and the fair (market) value was recognized as an other-than-temporary impairment. Accordingly the Company recognized an impairment charge of $44.3 million for its investment in Renovo Group plc through the consolidated statements of income in the third quarter of 2008. For purposes of computing the impairment charge, fair value was assumed to be £0.26 per share, representing the closing price of Renovo Group plc securities on the London Stock Exchange on September 30, 2008.

11.           Property, plant and equipment, net

	December 31,	December 31,
	2010	2009
	$’M	$’M

Land and buildings	689.9	398.7
Office furniture, fittings and equipment	304.9	280.5
Warehouse, laboratory and manufacturing equipment	119.4	114.5
Assets under construction	167.7	193.2

	1,281.9	986.9
Less: Accumulated depreciation	(428.5)	(310.1)

	853.4	676.8

Depreciation expense for the years to December 31, 2010, 2009 and 2008 was $119.2 million, $105.0 million, and $77.2 million respectively. The expense included impairment losses of $nil, $6.3 million and $2.2 million in the years to December 31, 2010, 2009 and 2008 respectively.

Purchase of the Lexington Technology Park campus in Lexington, Massachusetts

On June 30, 2010 Shire completed the purchase of certain properties on the Lexington Technology Park campus in Lexington, Massachusetts, some of which the Company had previously leased, for a cash purchase price of $165.0 million. The purchase price of $165.0 million has been allocated to the acquired properties and extinguishment of existing building finance obligations using a relative fair value approach: $121.9 million has been recorded as Property, plant and equipment, being land ($72.1 million) and buildings ($49.8 million). The remaining $43.1 million relates to the extinguishment of existing building finance obligations, and has been applied against the relevant financing obligations (see Note 17).

12.           Goodwill

	December 31,	December 31,
	2010	2009
	$’M	$’M

Goodwill arising on businesses acquired	402.5	384.7

During the year to December 31, 2010 the Company acquired all the shares and warrants in Movetis for cash consideration of $592.0 million, which resulted in goodwill of $27.9 million (see Note 3). The goodwill has been assigned to the SP operating segment.

During the year to December 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for a total consideration of $91.0 million, which resulted in goodwill of $13.2 million (see Note 3). The goodwill has been assigned to the SP operating segment.

At December 31, 2010 goodwill of $245.9 million (2009: $214.5 million) is held in the SP segment and $156.6 million (2009: $170.2 million) in the HGT segment.

	2010	2009
	$’M	$’M

As at January 1,	384.7	350.8
Acquisitions (including finalization of purchase price allocation for Jerini in 2009)	27.9	27.1
Foreign currency translation	(10.1)	6.8

As at December 31,	402.5	384.7

13.           Other intangible assets, net

	December 31,	December 31,
	2010	2009
	$’M	$’M

Intellectual property rights acquired
Currently marketed products	2,516.4	2,351.6
IPR&D	139.7	6.1
Other intangible assets	22.0	8.7

	2,678.1	2,366.4

Less: Accumulated amortization	(699.2)	(575.7)

	1,978.9	1,790.7

At December 31, 2010 the net book value of intangible assets allocated to the SP segment was $ 1,482.9 million (December 31, 2009: $1,238.0 million) and in the HGT segment was $ 496.0 million (December 31, 2009: $552.7 million).

The change in the net book value of other intangible assets for the year to December 31, 2010 is shown in the table below:

	Other intangible assets
	2010	2009
	$’M	$’M

As at January 1,	1,790.7	1,824.9
Acquisitions	472.7	84.0
Amortization charged	(135.2)	(138.6)
Impairment on re-measurement of DAYTRANA to fair value less costs to sell	(42.7)	-
Divestment of DAYTRANA to Noven	(56.0)	-
Foreign currency translation	(50.6)	20.4

As at December 31,	1,978.9	1,790.7

In the year to December 31, 2010 the Company acquired intangible assets totaling $472.7 million, principally relating to the RESOLOR currently marketed product ($317.0 million) and IPR&D ($139.0 million) acquired through the Movetis business combination, see Note 3 for further details. The weighted average amortization period for acquired currently marketed products is 14 years.

Amortization charged for the years to December 31, 2010, 2009 and 2008 was $135.2 million, $138.6 million and $127.9 million, respectively. The Company additionally recorded impairment losses of $42.7 million, $nil and $97.1 million in the years to December 31, 2010, 2009 and 2008.

In the year to December 31, 2010 the Company divested DAYTRANA to Noven (see Note 5). On approval of the divestment in the third quarter of 2010, the Company recognized an impairment loss of $42.7 million to record the DAYTRANA disposal group at the lower of its carrying amount or fair value less costs to sell. The impairment loss has been recorded to SG&A expenses in the year to December 31, 2010. The DAYTRANA disposal group formed part of the SP operating segment.

In the year to December 31, 2008 the Company recognized impairment charges of $97.1 million, of which $94.6 million related to the write-down of its DYNEPO intangible asset to its fair value ($nil). Changes in the external environment, including the launch of several competing bio-similars at lower prices made DYNEPO uneconomic for the Company. Accordingly the Company decided to stop commercializing DYNEPO. Product sales were wound down over the second half of 2008 as all patients were transferred off DYNEPO by the end of 2008. The fair value of DYNEPO was determined using an expected present value technique. The impairment charges related to the SP operating segment.

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2010 will be approximately $147 million for each of the five years to December 31, 2015. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

14.           Accounts payable and accrued expenses

	December 31,	December 31,
	2010	2009
	$’M	$’M

Trade accounts payable and accrued purchases	234.7	170.6
Accrued rebates – Medicaid	379.6	188.2
Accrued rebates – Managed care	170.3	153.4
Sales return reserve	69.8	62.7
Accrued bonuses	91.6	66.8
Accrued employee compensation and benefits payable	48.1	42.6
R&D accruals	60.7	53.1
Marketing accruals	26.5	31.5
Deferred revenue	13.7	52.2
Other accrued expenses	144.3	108.0

	1,239.3	929.1

Accrued Medicaid rebates have increased by $191.4 million to $379.6 million at December 31, 2010 (December 31, 2009: $188.2 million) due to higher utilization and rebate levels, together with higher product sales.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation pursuant to Medicaid rebate legislation, including the Deficit Reduction Act of 2005 (the “Medicaid rebate legislation”). As a result, more than one unit rebate amount (“URA”) is calculable for the purposes of determining the Company’s Medicaid rebate liability to the States after authorized generic launch. In the years to December 31, 2010 and 2009, the Company recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable. This best estimate is consistent with (i) the Company’s interpretation of the Medicaid rebate legislation, as amended in 2010 by the relevant provisions of the 2010 Affordable Care Act, (ii) the Company’s repeated and consistent submission of price reporting to the Center for Medicare and Medicaid Services, (“CMS”) using the Company’s interpretation of the Medicaid rebate legislation, (iii) CMS calculating the URA based on that interpretation, (iv) States submitting Medicaid rebate invoices using this URA, and (v) Shire paying these invoices.

Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. In addition, the 2010 Affordable Care Act contained a provision, effective as of October 1, 2010, that provided further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics should be included in Medicaid rebate calculations from October 1, 2010 forward.

 CMS has explicitly referred manufacturers with authorized generics to this new provision in making their branded rebate calculations, further supporting the Company’s interpretation.

However, CMS could disagree with the Company’s interpretation for determining Medicaid rebates payable for the period prior to October 1, 2010, require Shire to apply an alternative interpretation of the Medicaid rebate legislation and pay up to $210 million above the recorded liability. For rebates in respect of 2009 prescriptions (“2009 rebates”) this would represent a URA substantially in excess of the unit sales price of ADDERALL XR and accordingly in excess of the approximate amount of the full cost to the States of reimbursement for Medicaid prescriptions of ADDERALL XR. For rebates in respect of 2010 prescriptions, as a result of provisions in the 2010 Affordable Care Act, the URA would be limited to an amount approximating the unit sales price of ADDERALL XR.

Should CMS require Shire to apply an alternative interpretation of the Medicaid rebate legislation for the period prior to October 1, 2010, Shire could seek to limit any additional payment for 2009 rebates to a level approximating the full, un-rebated cost to the States of ADDERALL XR, or $130 million above the recorded liability. Further, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted and could result in additional rebate liability above Shire’s current best estimate.

15.           Other current liabilities

	December 31,	December 31,
	2010	2009
	$’M	$’M

Income taxes payable	16.2	46.7
Value added taxes	9.9	10.3
Other accrued liabilities	23.5	31.0

	49.6	88.0

16.           Long-term debt

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). The net proceeds of issuing the Bonds, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million. In connection with the Scheme the Trust Deed was amended and restated in 2008 in order to provide that, following the substitution of Shire plc in place of Old Shire as the principal obligor and issuer of the Convertible Bonds, the Bonds would be convertible into ordinary shares of Shire plc.

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount.

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

Revolving Credit Facilities Agreement

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners (the “new RCF”). The new RCF is for an aggregate amount of $1,200 million and cancelled the Company’s existing committed revolving credit facility (the “old RCF”). The new RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015.

The interest rate on each loan drawn under the new RCF for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.90 to 2.25 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the new RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the new RCF agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the new RCF agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets.

On entering into the new RCF agreement the Company paid arrangement costs of $8.0 million, which have been recorded as deferred charges and amortized from the fourth quarter of 2010 over the contractual term of the new RCF.

The availability of loans under the new RCF is subject to customary conditions.

17.           Other long-term debt

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

In the year to December 31, 2009, on entering into certain of these leases Shire extended the term of the existing leases at Lexington Technology Park. This lease extension was accounted for as a substantial modification of the existing building finance obligation, whereby the existing liability was derecognized and a building financing obligation based on the fair value of the liability under the revised lease terms recorded in its place. The substantial modification resulted in a non-cash gain of $5.7 million in the year to December 31, 2009 which was recorded to other income/(expense), net.

On June 30, 2010, as outlined in Note 11, Shire completed the purchase of certain properties on the Lexington Technology Park campus, including the properties held under building finance obligations. Accordingly Shire applied $43.1 million of the purchase price for the Lexington campus to extinguish the existing building finance obligations, recognizing a loss of $3.6 million within other income/(expense), net in the year to December 31, 2010.

18.           Other non-current liabilities
	December 31,	December 31,
	2010	2009
	$’M	$’M

Income taxes payable	130.0	170.4
Deferred revenue	14.1	20.0
Deferred rent	12.8	14.5
Insurance provisions	13.5	18.3
Other accrued liabilities	12.5	23.9

	182.9	247.1

19.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at December 31, 2010 are presented below:
Operating
leases
$’M

2011	34.2
2012	21.9
2013	19.8
2014	19.0
2015	16.3
Thereafter	39.0

150.2

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2019. Lease and rental expense amounted to $33.3 million, $35.5 million and $32.6 million for the years to December 31, 2010, 2009 and 2008 respectively, which is predominately included in SG&A expenses in the consolidated statements of income.

(b)           Letters of credit and guarantees

At December 31, 2010 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $24.3 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)           Collaborative arrangements

Details of significant collaborative arrangements are included below:

In-licensing arrangements

(i)           Collaboration with Acceleron Pharma Inc. (“Acceleron”) for activin receptor type IIB (“ActRIIB”) class of molecules

On September 9, 2010 Shire announced that it had expanded its HGT pipeline by acquiring an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The collaboration will initially focus on further developing HGT-4510 (also called ACE-031), the lead ActRIIB drug candidate, which is in development for the treatment of patients with Duchenne muscular dystrophy (“DMD”).

The Phase 2a trial is on hold and clinical safety is under review. HGT-4510 and the other ActRIIB class of molecules have the potential to be used in other muscular and neuromuscular disorders with high unmet medical need.

In the year to December 31, 2010 Shire made an upfront payment of $45 million to Acceleron which has been expensed to R&D. Shire will pay Acceleron up to a further $165 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

Shire and Acceleron will conduct the collaboration through a joint steering committee, with subcommittees including a joint manufacture committee, and a joint patent committee to monitor the development of HGT-4510 and other compounds.

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

In the year to December 31, 2009 Shire made an upfront payment to Santaris of $6.5 million, for technology access and R&D funding, which was expensed to R&D.

In the year to December 31, 2010 Shire paid success milestones of $3.0 million to Santaris, expensed to R&D. Shire has remaining obligations to pay Santaris $10.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $72 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

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

In the revised license agreement, the rights to sell JUVISTA in all territories outside the US, Mexico and Canada were returned to Renovo. Milestone and royalty obligations remain unchanged from the original agreement except that Shire will pay Renovo an additional $5 million milestone if Shire elects to commence a clinical trial following Shire’s review of the clinical trial report from Renovo’s first EU Phase 3 clinical trial. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. Shire is currently considering the trial data and whether to exercise its rights to terminate the license agreement.

Shire has remaining obligations to pay Renovo $25 million on the filing of JUVISTA with the FDA; up to $150 million on FDA approval; royalties on net sales of JUVISTA; and up to $525 million on the achievement of very significant sales targets. Under the revised agreement, each party is responsible for its own development costs but future development costs can be shared by agreement. Each party has free-of-charge access to the other party’s data to support regulatory filings in their respective territories. In the year to December 31, 2010 Shire made a payment to Renovo of $3.2 million (2009: $3.9 million, 2008: $7.4 million), being the final payment under the terms of the original license agreement, which has been charged by Shire to R&D.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the year to December 31, 2010 Shire received milestone payments totaling $nil (2009: $4.0 million; 2008: $9.0 million). In the year to December 31, 2010 Shire recognized milestone income of $8.4 million (2009: $8.8 million; 2008: $4.2 million) within other revenues and $51.1 million (2009: $29.4 million; 2008: $24.3 million) within product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

In the year to December 31, 2010, Shire terminated its co-promotion agreement for VYVANSE with GSK. Under the terms of the agreement, no termination payment or any other payments were made or are due to GSK since agreed-upon sales thresholds were not achieved. The Company does not believe that the termination of the co-promotion agreement will impact the future performance of VYVANSE in the United States. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. GSK is seeking compensation despite the failure to achieve the required sales thresholds. Shire believes that the lawsuit is frivolous and without merit, and Shire will vigorously defend itself.

(d)           Commitments

(i)           Clinical testing

At December 31, 2010 the Company had committed to pay approximately $156.2 million (December 31, 2009: $183.9 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At December 31, 2010 the Company had committed to pay approximately $108.6 million (December 31, 2009: $152.3 million) in respect of contract manufacturing. The Company expects to pay $58.6 million of these commitments in 2011.

(iii)           Other purchasing commitments

At December 31, 2010 the Company had committed to pay approximately $104.1 million (December 31, 2009: $22.9 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $98.4 million of these commitments in 2011.

(iv)           Investment commitments

At December 31, 2010 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $5.7 million (December 31, 2009: $5.4 million) which may all be payable in 2011, depending on the timing of capital calls.

(v)           Capital commitments

At December 31, 2010 the Company had committed to spend $76.0 million (December 31, 2009: $41.4 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)           Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range the Company records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially before the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2010 provisions for litigation losses, insurance claims and other disputes totaled $33.8 million (December 31, 2009: $20.1 million).

Specific

VYVANSE

On February 24, 2009 Actavis Elizabeth LLC brought a lawsuit in the US District Court for the District of Columbia (the “District Court”) against the FDA seeking to overturn the FDA's decision granting new chemical entity exclusivity to VYVANSE. Shire intervened in the lawsuit. On October 23, 2009, following a period for public comment, the FDA issued a letter setting forth its analysis of the legal and regulatory issues and reaffirming its decision that VYVANSE is entitled to new chemical entity exclusivity.  A hearing on cross-motions for summary judgment was held on February 17, 2010. On March 4, 2010 the District Court upheld the FDA’s decision that VYVANSE is entitled to 5-year market exclusivity and confirmed that the FDA’s actions complied with federal administrative law standards as a reasonable exercise of the agency’s scientific expertise. Actavis Elizabeth LLC appealed the District Court’s ruling to the US Court of Appeals for the District of Columbia Circuit.  On November 9, 2010 the US Court of Appeals for the District of Columbia circuit affirmed the rulings of the District Court and the FDA to grant 5-year new chemical entity exclusivity to VYVANSE.

INTUNIV

In March and April, 2010 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 1mg, 2mg, 3mg, and 4mg strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively, “Teva”); Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”); and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing is scheduled to occur on May 27, 2011. No trial date has been set.

On October 25, 2010 Shire received a Paragraph IV Notice Letter from Watson Pharmaceuticals, Inc. advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV.　On October 29, 2010 Shire received a Paragraph IV Notice Letter from Impax Laboratories, Inc. advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV. Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court of the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. and Impax Laboratories, Inc. for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. No trial date has been set.

On February 9, 2011 Shire received a Paragraph IV Notice Letter from Mylan Pharmaceuticals, Inc. (“Mylan”) advising of the filing of an ANDA for a generic version of the 4mg strength of INTUNIV.　Shire is currently reviewing the details of Mylan's Paragraph IV Notice Letter which was directed to two of the three Orange Book listed patents for INTUNIV.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010 and in Germany on April 20, 2010 alleging that Shire’s ERT for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010. Mt. Sinai is seeking an injunction against the use of REPLAGAL in these jurisdictions until expiration of the patent. Mt. Sinai has been granted a Supplementary Protection Certificate in respect of the patent which extends the patent until August 2016.

On January 18, 2011, the German Court found that REPLAGAL infringes Mt. Sinai’s patent, and granted their request for an injunction. Shire will appeal this decision. As a result of the supply shortage for the only other ERT for Fabry Disease, Mt. Sinai has undertaken not to enforce the injunction in Germany prior to September 30, 2011 at the earliest. There have been no substantive proceedings in the Swedish case to date. Shire will continue to defend its right to commercialize REPLAGAL in these countries and will vigorously oppose the validity of this patent. Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office on July 23, 2010, and commenced an invalidation proceeding in the UK on December 8, 2010. Mt. Sinai has counterclaimed alleging infringement in the UK proceedings.

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

LIALDA/MEZAVANT

In May 2010 Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. The notice was received from Zydus Pharmaceuticals USA, Inc. (“Zydus”). Within the requisite 45 day period, Shire filed a lawsuit in the US District Court of the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuits triggered a stay of approval of the ANDA for up to 30 months. No trial date has been set.

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds Sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2010 the average interest rate received on cash and cash equivalents was less than 1% per annum. The largest proportion of these cash and cash equivalents was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on the Bonds due 2014. The building financing obligation of $8.4 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

During the year to December 31, 2010 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

At December 31, 2010 the Company had investment of $101.6 million, comprising available-for-sale investments in publicly quoted companies ($83.9 million), equity method investments ($11.8 million) and cost method investments in private companies ($5.9 million). The investments in publicly quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

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

The Company’s revenues from product sales are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2010 there were two customers in the US who accounted for 44% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered minimal. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

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

At December 31, 2010 the Company had 31 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

		Fair value	Fair value
		December 31,	December 31,
		2010	2009
		$’M	$’M

Assets	Prepaid expenses and other current assets	3.7	5.4
Liabilities	Other current liabilities	2.7	1.2

Net losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain/(loss) recognized in income	Amount of net gain/(loss) recognized in income

Year to		December 31,	December 31,
		2010	2009
		$’M	$’M

Foreign exchange contracts	Other income/(expense), net	24.8	(1.4)

These net foreign exchange gains/(losses) are offset within other income/(expense), net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

21.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

At December 31, 2010 and 2009 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-		61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-

		Total	Level 1	Level 2	Level 3
At December 31, 2009	$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	87.0	87.0	87.0	-	-
Foreign exchange contracts	5.4	5.4	-	5.4	-

Financial liabilities:
Foreign exchange contracts	1.2	1.2	-	1.2	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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
•
Contingent consideration receivable – the fair value of the contingent consideration receivable has been estimated using the income approach (using a discounted cash flow method). This discounted cash flow approach uses significant unobservable inputs, such as future sales of the divested product, relevant contractual royalty rates, an appropriate discount rate and assumed weightings applied to potential scenarios in deriving a probability weighted fair value.

•
Foreign exchange contracts – the fair values of the swap and forward foreign exchange contracts have been determined using an income approach based on current market expectations about the future cash flows.

Assets and liabilities that have been measured at fair value on a non-recurring basis (after initial recognition)

As outlined in Note 17, the building financing obligation for leased property in Lexington, Massachusetts was substantially modified in the year to December 31, 2009 by extension of the term of the relevant underlying lease on July 31, 2009. The existing liability of $45.1 million was derecognized, and a building financing obligation of $39.4 million was recorded, such liability measured using the fair value of the liability under the revised terms. This extension of the term of the building finance obligation was treated as a substantial modification resulting in a gain of $5.7 million, which has been recorded within Other income/(expense), net in the year to December 31, 2009.

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

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at December 31, 2010 and 2009 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,139.8	1,100.0	1,067.0
Building financing obligation	8.4	8.2	46.7	47.3

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

22.           Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2010 was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2010 Shire plc’s distributable reserves were approximately $3.6 billion.

Treasury stock

The Company records the purchase of its own shares by the ESOT as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2010, the ESOT held 4.4 million ordinary shares (2009: 5.8 million; 2008: 7.3 million) and 3.2 million ADSs (2009: 4.0 million; 2008: 4.5 million). During the year to December 31, 2010 a total of 0.02 million (2009: 0.1 million; 2008: 0.2 million) ordinary shares and 0.02 million (2009: 0.02 million; 2008: 2.8 million) ADSs had been purchased for total consideration of $1.7 million (2009: $1.0 million; 2008: $146.6 million), including stamp duty and broker commission.

Income Access Share Arrangements (“IAS Trust”)
Shire has put into place income access arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire, a company resident for tax purposes in the Republic of Ireland, or Shire Biopharmaceutical Holdings (“Old Shire”), from a Shire group company resident for tax purposes in the UK.

Old Shire has issued one income access share to the Income Access Trust (the “IAS Trust”) which is held by the trustee of the IAS Trust (the “Trustee”). The mechanics of the arrangements are as follows:

i)
If a dividend is announced or declared by Shire plc on its ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the Trustee, and such amount is paid by the Trustee to ordinary shareholders who have elected (or are deemed to have elected) to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire plc to its ordinary shareholders will be reduced by an amount equal to the amount paid to its ordinary shareholders by the Trustee.

ii)
If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)
An ordinary shareholder is entitled to make an income access share election such that she/he will receive his/her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire.

iv)
An ordinary shareholder who holds 25,000 or fewer ordinary shares at the first record date after she/he first becomes an ordinary shareholder, and who does not make a contrary election, will be deemed to have made an election (pursuant to the Shire plc articles of association) such that she/he will receive his/her dividends under these arrangements from Old Shire.

The ADS Depositary has made an election on behalf of all holders of ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, she/he must withdraw his/her ordinary shares from the ADS program prior to the dividend record date set by the Depositary and request delivery of the Shire plc ordinary shares. This will enable him/her to receive dividends from Shire plc (if necessary, by making an election to that effect).

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the Trustee for the benefit of all ordinary shareholders who make (or are deemed to make) an income access share election in an amount equal to what would have been such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election. If any dividend paid on the income access share and or paid to the ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the ordinary shareholders and Shire plc will pay the balance to these ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire will be able to suspend or terminate these arrangements at any time, in which case the full Shire plc dividend will be paid directly by Shire plc to those ordinary shareholders (including the Depositary) who have made (or are deemed to have made) an income access share election. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

In the year ended December 31, 2010 Old Shire paid dividends totaling $58.3 million (2009: $45.9 million; 2008: $7.2 million) on the income access share to the Trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

23.           Earnings per share

The following table reconciles net income attributable to Shire plc and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	2010	2009	2008
Amounts attributable to Shire plc shareholders	$’M	$’M	$’M

Income from continuing operations, net of taxes	588.0	503.8	170.0
Loss from discontinued operations	-	(12.4)	(17.6)
Net loss attributable to noncontrolling interest in subsidiaries	-	0.2	3.6

Numerator for basic earnings per share	588.0	491.6	156.0
Interest on convertible bonds, net of tax (1)	33.5	-	-

Numerator for diluted earnings per share	621.5	491.6	156.0

Weighted average number of shares:
	Millions	Millions	Millions

Basic(2)	546.2	540.7	541.6
Effect of dilutive shares:
Share based awards to employees(3)	10.9	7.3	3.8
Convertible bonds 2.75% due 2014(4)	33.2	-	-

Diluted	590.3	548.0	545.4

(1)	For the years to December 31, 2009 and 2008 interest on the convertible bond has not been added back as the effect would be anti-dilutive.
(2)	Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3)	Calculated using the treasury stock method.
(4)	Calculated using the ‘if-converted’ method.

Year to December 31,	2010		2009		2008

Earnings per ordinary share -
basic
Earnings from continuing operations attributable to Shire plc shareholders	107.7	c	93.2	c	32.1	c

Loss from discontinued operations attributable to Shire plc shareholders	-		(2.3c	)	(3.3c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic	107.7	c	90.9	c	28.8	c

Earnings per ordinary share -
diluted
Earnings from continuing operations attributable to Shire plc shareholders	105.3	c	91.9	c	31.8	c

Loss from discontinued operations attributable to Shire plc shareholders	-		(2.2c	)	(3.2c	)

Earnings per ordinary share attributable to Shire plc shareholders – diluted	105.3	c	89.7	c	28.6	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2010 (1)	2009 (1) (2)	2008 (1) (2)
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions

Share awards out of the money	5.4	16.4	17.3
Convertible bonds 2.75% due 2014	-	33.2	32.7

(1)
For the year to December 31, 2010, 2009 and 2008 certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

(2)
For the year to December 31, 2009 and 2008 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, as the effect of their inclusion would be anti-dilutive.

24.           Segmental reporting

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

	SP	HGT	All Other	Total
2010	$’M	$’M	$’M	$’M

Product sales	2,219.2	909.0	-	3,128.2
Royalties	173.3	-	154.8	328.1
Other revenues	7.1	2.6	5.1	14.8

Total revenues	2,399.6	911.6	159.9	3,471.1

Cost of product sales(1)	332.1	129.3	2.0	463.4
Research and development(1)	348.9	312.2	0.4	661.5
Selling, general and administrative(1)	1,035.8	297.7	192.8	1,526.3
Gain on sale of product rights	(16.5)	-	-	(16.5)
Reorganization costs	13.0	-	21.3	34.3
Integration and acquisition costs	8.0	-	-	8.0

Total operating expenses	1,721.3	739.2	216.5	2,677.0

Operating income/(loss)	678.3	172.4	(56.6)	794.1

Total assets	2,483.5	1,786.9	1,117.2	5,387.6
Long-lived assets(2)	154.7	655.4	47.3	857.4
Capital expenditure on long-lived assets(2)	21.8	281.1	12.9	315.8

(1)
Depreciation from manufacturing plants ($38.1 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($19.0 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($238.3 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
2009	$’M	$’M	$’M	$’M

Product sales	2,138.2	555.5	-	2,693.7
Royalties	127.2	-	165.3	292.5
Other revenues	9.9	2.6	9.0	21.5

Total revenues	2,275.3	558.1	174.3	3,007.7

Cost of product sales(1)	299.3	88.7	-	388.0
Research and development(1)	375.0	257.2	6.1	638.3
Selling, general and administrative(1)	954.4	208.7	179.5	1,342.6
Gain on sale of product rights	(6.3)	-	-	(6.3)
IPR&D charge	-	1.6	-	1.6
Reorganization costs	12.7	-	-	12.7
Integration and acquisition costs	2.9	7.7	-	10.6

Total operating expenses	1,638.0	563.9	185.6	2,387.5

Operating income/(loss)	637.3	(5.8)	(11.3)	620.2

Total assets	2,067.1	1,576.1	974.3	4,617.5
Long-lived assets(2)	202.6	422.4	55.6	680.6
Capital expenditure on long-lived assets(2)	46.9	194.4	18.0	259.3

(1)
Depreciation from manufacturing plants ($21.8 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($15.5 million) is included in Research and development; and all other depreciation and amortization ($204.7 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
2008	$’M	$’M	$’M	$’M

Product sales	2,272.5	481.7	-	2,754.2
Royalties	1.5	-	244.0	245.5
Other revenues	8.2	4.0	10.3	22.5

Total revenues	2,282.2	485.7	254.3	3,022.2

Cost of product sales(1)	329.0	58.9	20.1	408.0
Research and development(1)	288.0	200.3	6.0	494.3
Selling, general and administrative(1)	1,118.5	172.7	164.0	1,455.2
In-process R&D charge	-	263.1	-	263.1
Gain on sale of product rights	(20.7)	-	-	(20.7)
Integration and acquisition costs	-	-	10.3	10.3

Total operating expenses	1,714.8	695.0	200.4	2,610.2

Operating income/(loss)	567.4	(209.3)	53.9	412.0

Total assets	2,161.2	1,107.7	664.8	3,933.7
Long-lived assets(2)	192.2	263.5	82.1	537.8
Capital expenditure on long-lived assets(2)	54.1	169.5	30.6	254.2

(1)
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

(2)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments and financial instruments).

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2010	2009	2008
Year to December 31,	$’M	$’M	$’M

Ireland	21.1	19.5	17.8
United Kingdom	203.9	163.9	160.0
North America	2,333.1	2,141.3	2,299.6
Rest of World	913.0	683.0	544.8

Total revenues	3,471.1	3,007.7	3,022.2

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2010	2009
Year to December 31,	$’M	$’M

Ireland	-	0.7
United Kingdom	70.9	79.5
North America	777.8	593.5
Rest of World	8.7	6.9

Total	857.4	680.6

Material customers

In the periods set out below, certain customers, all within the SP operating segment, accounted for greater than 10% of the Company’s total revenues:

	2010	2010	2009	2009	2008	2008
Year to December 31,	$’M	% revenue	$’M	% revenue	$’M	% revenue

Cardinal Health Inc.	791.2	25	797.0	27	888.7	29
McKesson Corp.	574.3	19	576.3	19	674.3	22

Amounts outstanding as at December 31, in respect of these material customers were as follows:

	2010	2009
December 31,	$’M	$’M

Cardinal Health Inc.	143.3	113.0
McKesson Corp.	93.0	82.9

Revenue by product

In the periods set out below, revenues by major product were as follows:

	2010	2009	2008
	$’M	$’M	$’M

Specialty Pharmaceuticals
VYVANSE	634.2	504.7	318.9
ADDERALL XR	360.8	626.5	1,101.7
INTUNIV	165.9	5.4	-
DAYTRANA	49.4	71.0	78.7
EQUASYM	22.0	22.8	-
LIALDA / MEZAVANT	293.4	235.9	140.4
PENTASA	235.9	214.8	185.5
RESOLOR	0.3	-	-
FOSRENOL	182.1	184.4	155.4
XAGRID	87.3	84.8	78.7
CARBATROL	82.3	82.4	75.9
REMINYL/REMINYL XL	42.9	42.4	34.4
CALCICHEW	38.9	43.7	52.8
Other	23.8	19.4	50.1
	2,219.2	2,138.2	2,272.5

Human Genetic Therapies
ELAPRASE	403.6	353.1	305.1
REPLAGAL	351.3	193.8	176.1
VPRIV	143.0	2.5	-
FIRAZYR	11.1	6.1	0.5

	909.0	555.5	481.7

	3,128.2	2,693.7	2,754.2

25.           Interest expense

Interest expense for the years to December 31, 2010, 2009 and 2008 was $35.1 million, $39.8 million and $139.0 million respectively. Interest expense in the years to December 31, 2010 and 2009 primarily includes interest on Shire’s convertible bond of $33.5 million (2009: $33.3 million; 2008: $33.3 million).

Interest expense for the year to December 31, 2008 included $87.3 million (2010: $nil and 2009: $nil) in respect to the TKT appraisal rights litigation.  On November 5, 2008 Shire successfully settled all aspects of this litigation with all parties. Shire paid the same price of $37 per share originally offered to all TKT shareholders at the time of the July 2005 merger, plus interest. The Delaware Chancery Court approved dismissal of the case and Shire made payment to the dissenting shareholders on November 7, 2008. The settlement represented a total payment of $567.5 million, representing consideration at $37 per share of $419.9 million and an interest cost of $147.6 million.

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

26.           Other income/(expense), net

Year to December 31,	2010	2009	2008
	$’M	$’M	$’M

Impairment of non-current investments (see Note 10)	(1.5)	(0.8)	(58.0)
Gain on sale of non-current investments (see Note 10)	11.1	55.2	9.4
Loss on extinguishment/gain on substantial modification of building finance obligation (see Note 17)	(3.6)	5.7	-
Other	1.9	0.6	15.7

	7.9	60.7	(32.9)

27.           Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $31.8 million, $27.9 million and $26.3 million for the years to December 31, 2010, 2009 and 2008, respectively, and were charged to operations as they became payable.

28.           Taxation

The components of pre tax income from continuing operations are as follows:

	2010	2009	2008
Year to December 31,	$’M	$’M	$’M

Republic of Ireland	(170.0)	(232.3)	(83.5)
UK	35.4	62.8	39.2
US	745.5	552.2	238.7
IPR&D (in the Republic of Ireland and other jurisdictions)	-	(1.6)	(263.1)
Other jurisdictions	158.4	261.9	334.3

	769.3	643.0	265.6

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, 2010, 2009 and 2008 consisted of the following:

Year to December 31,
	2010	2009	2008
	$’M	$’M	$’M

Current income taxes:
US federal tax	176.4	154.3	12.0
US state and local taxes	6.6	14.4	6.4
UK corporation tax	-	-	0.3
Other	25.9	16.8	(10.8)

Total current taxes	208.9	185.5	7.9

Deferred taxes:
Republic of Ireland	-	(1.0)	(1.3)
US federal tax	(6.0)	(24.5)	75.2
US state and local taxes	(9.8)	(32.2)	(17.2)
UK corporation tax	(0.1)	6.1	29.8
Other	(10.3)	4.6	3.6

Total deferred taxes	(26.2)	(47.0)	90.1

Total income taxes(1)	182.7	138.5	98.0

(1) Total income taxes relate solely to continuing operations as there is no tax provision/(benefit) relating to discontinued operations for the years to December 31, 2010, 2009 or 2008.

The reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2010	2009	2008
	$’M	$’M	$’M

Income from continuing operations before income taxes and equity in earnings of equity method investees	769.3	643.0	265.6

Statutory tax rate(1)	25.0%	25.0%	25.0%

Adjustments to derive effective rate:
Non-deductible items:
IPR&D	-	-	12.1%
Other permanent differences:
US R&D credit	(5.7%)	(5.2%)	(9.1%)
Effect of the convertible bond	1.8%	2.0%	(5.0%)
Intangible asset amortization(2)	-	0.1%	(6.5%)
Intra-group items(3)	(12.0%)	(11.8%)	6.2%
Other permanent items	0.8%	2.2%	1.4%
Other items:
Change in valuation allowance	5.1%	1.3%	12.4%
Difference in taxation rates	11.0%	8.5%	3.1%
Change in provisions for uncertain tax positions	2.2%	2.3%	1.9%
Prior year adjustment	(4.2%)	(2.7%)	(9.2%)
Change in tax rates	-	1.9%	(0.2%)
Other	(0.2%)	(2.1%)	4.8%

Provision for income taxes on continuing operations	23.8%	21.5%	36.9%

(1)
In addition to being subject to the Irish Corporation tax rate of25%, in 2010 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (19.5%); France (33.3%); Germany (15%); Italy (27.5%); Malta (35%); the Netherlands (25.5%); Belgium (33.99%); Spain (30%); Sweden (28%); Switzerland (8.5%); United Kingdom (28.0%) and the US (35%). The rates quoted represent the headline federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

(2)	The permanent difference results from tax deductible amortization available following inter-company asset transfers for which the recognition of a deferred tax asset is prohibited.
(3)
Intra-group items principally relate to the effect of inter-company dividends, capital receipts (either taxable or non-taxable) and other intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	$’M	$’M	$’M

Balance at January 1	254.0	228.7	292.2
Increases based on tax positions related to the current year	12.4	4.2	30.5
Decreases based on tax positions taken in the current year	(1.7)	(0.2)	-
Increases for tax positions taken in prior years	18.0	25.2	3.9
Decreases for tax positions taken in prior years	(3.2)	(19.4)	(17.4)
Decreases resulting from settlements with the taxing authorities	(6.5)	(16.1)	(16.6)
Decreases as a result of expiration of the statute of limitations	-	-	(13.8)
Foreign currency translation adjustments(1)	17.8	31.6	(50.1)

Balance at December 31(2)	290.8	254.0	228.7

(1)	Recognized within Other Comprehensive Income
(2)	The full amount of which would affect the effective rate if recognized

The Company considers it reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2010 could decrease by approximately $6.5 million in the next twelve months as a result of the conclusion of audits currently being conducted by various tax authorities. While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however an estimate of such an increase cannot be made.

The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments have been offset against the income tax liability within the balance sheet but have not reduced the provision for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $1.0 million, $21.3 million and $26.1 million in interest and penalties and the Company had a liability of $110.5 million and $111.5 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2010	2009
	$’M	$’M

Deferred tax assets:
Deferred revenue	9.2	24.6
Inventory & warranty provisions	33.1	28.4
Losses carried forward (including tax credits)	314.3	278.5
Provisions for sales deductions and doubtful accounts	101.3	66.9
Restructuring	1.1	1.5
Intangible assets	14.7	17.8
Share-based compensation	42.5	45.0
Excess of tax value over book value of fixed assets	24.3	26.4
Other	28.6	26.1

Gross deferred tax assets	569.1	515.2
Less: valuation allowance	(200.0)	(149.2)

	369.1	366.0
Deferred tax liabilities:
Intangible assets	(433.2)	(448.4)

Net deferred tax liabilities	(64.1)	(82.4)

Balance sheet classifications:
Deferred tax assets - current	182.0	135.8
Deferred tax assets - non-current	110.4	79.0
Deferred tax liabilities - current	(4.4)	(2.9)
Deferred tax liabilities - non-current	(352.1)	(294.3)

	(64.1)	(82.4)

At December 31, 2010, the Company had a valuation allowance of $200.0 million (2009: $149.2 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2010: $77.2 million; 2009: $56.3 million); the US (2010: $44.5 million; 2009: $40.6 million); Germany (2010: $49.0 million; 2009: $24.2 million); and other foreign tax jurisdictions (2010: $29.3 million; 2009: $28.1 million).

The net increase in valuation allowances of $50.8 million is principally due to increases of $45.9 million and $4.9 million in respect of losses and other temporary differences in European jurisdictions and US affiliates outside the Company’s US consolidated tax group, respectively, as the Company’s management considers that there is insufficient future taxable income, taxable temporary differences and feasible tax-planning strategies to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full.

At December 31, 2010, based upon a consideration in combination of the profit history of the relevant affiliates, projections of future taxable income over the periods in which temporary differences are anticipated to reverse, any restrictions on uses of loss carryforwards and prudent and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2010	2009
	$’M	$’M

US federal tax NOLs	41.9	31.2
US state tax NOLs	47.8	57.0
UK NOLs	101.3	103.3
Republic of Ireland NOLs	515.8	319.9
Foreign tax jurisdictions	471.5	168.4
R&D tax credits	106.2	124.6

The NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2010
$’M

Within 1 year	3.0
Within 1 to 2 years	0.1
Within 4 to 5 years	1.0
Within 5 to 6 years	1.7
After 6 years	200.0
Indefinitely	1,078.6

At December 31, 2010 the Company had not recorded deferred taxes on approximately $5.8 billion (2009: $6.2 billion) of un-remitted earnings of the Company’s foreign subsidiaries. At December 31, 2010 these earnings are expected to be permanently reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings.

29.           Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

	2010	2009	2008
	$’M	$’M	$’M

Cost of product sales	7.0	4.4	3.9
Research and development	16.8	20.1	18.9
Selling, general and administrative	38.4	41.2	42.4

Total	62.2	65.7	65.2
Less tax	(17.2)	(19.4)	(15.3)

	45.0	46.3	49.9

There were no capitalized share-based compensation costs at December 31, 2010 and 2009.

At December 31, 2010 $94.8 million (2009: $74.3 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2010 $73.1 million (2009: $52.5 million) of total unrecognized compensation cost relating to non-vested in the money awards, is expected to be recognized over a weighted average period of 1.8 years (2009: 1.9 years). The total fair value of in the money awards vested during the period at December 31, 2010 was $49.3 million (2009: $24.9 million).

Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards over ordinary shares and ADSs to directors and employees under the Shire Portfolio Share Plan (Parts A and B) to Executive Directors and employees.  In the year to December 31, 2010 the Company amended the rules of the Shire Portfolio Share Plan effective on a prospective basis for newly granted awards (the “Amendments”). After the Amendment SARs and PSAs granted under the Shire Portfolio Share Plan (Part A & B) to Executive Directors are exercisable subject to performance and service criteria.

The Amendments had the following principal effect on the terms and conditions of SARs and PSAs: (i) the contractual life of SARs has been extended from five to seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting rather than mandatory cliff vesting, and (iii) awards granted to Executive Directors contain performance conditions based on growth in return on invested capital (“ROIC”) and earnings before interest, taxation depreciation and amortization as defined in the Amendments (“Non-GAAP EBITDA”), rather than the previous market based condition of total shareholder return.

The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2010:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period
Portfolio Share Plan - Part A	SARs	26,889,520	5 - 7 years	3 years cliff and graded vesting, subject to market or performance criteria for executive directors only
Sharesave Scheme	Stock options	338,314	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	702,878	On vesting date	1 to 5 months
Legacy Plans	Stock options	1,614,872	7 to 10 years	3-10 years, subject to market or performance criteria

Stock-settled SARs and stock options		29,545,584

Portfolio Share Plan - Part B	Performance share awards	6,391,007	3 years	3 years cliff and graded vesting, subject to market or performance criteria for executive directors only

Performance share awards		6,391,007

* Number of awards are stated in terms of ordinary share equivalents.

Stock settled SARs and stock options

(a)           Portfolio Share Plan – Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A prior to the Amendments are exercisable subject to certain market and service criteria. Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A subsequent to the Amendments are exercisable subject to performance and service criteria.

In respect of any awards made to executive directors prior to the Amendments the market conditions are based on relative total shareholder return. Vesting of awards granted to executive directors will depend on relative total shareholder return performance against two comparator groups. For one-third of the award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Remuneration Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of stock-settled share appreciation rights will vest, rising on a straight-line basis to full vesting at upper quartile performance.

In respect of any award made to executive directors subsequent to Amendments performance criteria are based on Non-GAAP EBITDA and ROIC targets. These performance measures provide increased alignment to the core activities and strategy of the Company.

Awards granted to employees below executive director level are not subject to market or performance conditions, and are only subject to service conditions.

Once awards have vested, participants will have until the fifth anniversary (for awards granted prior to the Amendments) or seventh anniversary (for awards granted subsequent to the Amendments) of the date of grant to exercise their awards.

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

(d)           Legacy plans – Principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate.  At December 31, 2010 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2010 and of the related transactions during the periods then ended is presented below:

Year to December 31, 2010	Weighted average exercise price £	Number of shares	Intrinsic Value £’ M

Outstanding as at beginning of period	8.72	34,382,933
Granted	14.20	8,875,087
Exercised	4.43	(11,324,216)
Expired	10.96	(2,388,220)

Outstanding as at end of period	10.36	29,545,584	149.8

Exercisable as at end of period	7.96	8,259,830	61.7

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2010 was £3.97.

SARs and stock options outstanding as at December 31, 2010 have the following characteristics:

Number of awards outstanding	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

904,224	3.38-6.00	7.1	5.27	892,884	5.3
20,906,669	6.01-11.00	2.3	9.29	5,984,914	7.6
7,734,691	11.01-15.87	7.6	13.9	1,382,032	11.1

29,545,584				8,259,830

Performance shares

Portfolio Share Plan – Part B

Performance share awards granted to executive directors under the Portfolio Share Plan – Part B are exercisable subject to certain market, performance and service criteria.

In respect of any award granted to executive directors prior to the Amendments the market conditions are based on relative total shareholder return. Vesting will depend on relative total shareholder return performance against two comparator groups. For one-third of an award, the comparator group will be the Financial Times Stock Exchange 100 constituents (excluding financial institutions) and for two-thirds of the award the comparator group will be a group of international companies from the pharmaceutical sector. In addition, before awards granted to executive directors will vest, the Committee must be satisfied that the underlying performance of the Company is sufficient to justify this. Where median performance is achieved, 33 1/3 per cent of performance shares will vest, rising on a straight-line basis to full vesting at upper quartile performance.

In respect of any award granted to executive directors subsequent to the Amendments, the performance criteria are based on Non-GAAP EBITDA and ROIC targets.

Awards granted to employees below executive director level are not subject to market or performance conditions, and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2010 and of the related transactions during the periods then ended is presented below:

Performance share awards	Number of shares	Aggregate intrinsic value £’M	Weighted average remaining life

Outstanding as at beginning of period	5,209,621
Granted	2,123,414
Exercised	(568,608)
Expired	(373,420)

Outstanding as at end of period	6,391,007	98.6	2.7

Exercisable as at end of period	-	N/A	N/A

The weighted-average grant date fair value of performance share awards granted in the year to December 31, 2010 is £14.47.

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2010, 2009 and 2008 were $70.3 million, $43.8 million and $23.8 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2010, 2009 and 2008 was approximately $11.2 million, $14.6 million and $11.4 million, respectively. In connection with these exercises, the excess tax benefit/(deficit) credited/(charged) to additional paid-in capital for the years to December 31, 2010, 2009 and 2008 was $2.9 million credit, $16.8 million credit and $3.8 million charge respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in the ESOT. The number of shares to be purchased by the ESOT during 2011 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2010 the ESOT held 4.4 million ordinary shares and 3.2 million ADSs.

Valuation methodologies

The Company estimates the fair value of its share-based awards using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share–based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share price, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under guidance issued by the FASB on share based payment transactions.

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2010	2009	2008

Risk-free interest rate1	0.5-3.0%	0.5-2.7%	1.3-5.3%
Expected dividend yield	0-0.6%	0-0.7%	0-0.5%
Expected life	1-5 years	3-4 years	3-4 years
Weighted average volatility	32%	33%	29%
Forfeiture rate	5-7%	5%	5%

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

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2010 and 2009:

2010	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	816.2		849.4		874.3		931.2
Operating income	217.8		224.4		155.8		196.1
Net income attributable to Shire plc	165.9		160.5		96.3		165.3

Earnings per share - basic	30.5	c	29.4	c	17.6	c	30.1	c
Earnings per share - diluted	29.7	c	28.6	c	17.3	c	29.4	c

2009	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	817.8		629.7		667.0		893.2
Operating income	225.8		34.7		91.8		267.8
Net income attributable to Shire plc	213.6		44.1		59.6		174.3

Earnings per share - basic	39.6	c	8.2	c	11.0	c	32.1	c
Earnings per share - diluted	38.5	c	8.1	c	10.9	c	31.2	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Lloyds TSB Offshore Trust Company Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2010 and 2009 and the related statements of income, statements of changes in equity and statements of cash flows for the years ended December 31, 2010 and 2009 and the period from August 29, 2008 to December 31, 2008. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2010 and 2009, and the results of its operations and cash flows for the years to December 31, 2010 and 2009 and the period from August 29, 2008 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE LLP
London, United Kingdom

February 23, 2011

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2010	December 31, 2009
		$’M	$’M

ASSETS

Total assets		-	-

LIABILITIES AND EQUITY

Total liabilities		-	-

Equity:

Total equity		-	-

Total liabilities and equity		-	-

The notes on pages F-77 to F-78 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

		Year to	Year to	Period to
	Notes	December 31, 2010	December 31, 2009	December 31, 2008
		$’M	$’M	$’M

Dividend income		58.3	45.9	7.2

Net income		58.3	45.9	7.2

The notes on page F-74 to F-75 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

	Capital account	Revenue account	Total equity
	$’M	$’M	$’M

At August 29, 2008	-	-	-

Net income for the period	-	7.2	7.2

Distributions made	-	(7.2)	(7.2)

At December 31, 2008	-	-	-

Net income for the year	-	45.9	45.9

Distributions made	-	(45.9)	(45.9)

As at December 31, 2009	-	-	-

Net income for the year	-	58.3	58.3

Distributions made	-	(58.3)	(58.3)

As at December 31, 2010	-	-	-

The notes on page F-74 to F-75 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Year to	Year to	Period to
	Notes	December 31, 2010	December 31, 2009	December 31, 2008
		$’M	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:	1

Net income		58.3	45.9	7.2

Net cash provided from operating activities(A )		58.3	45.9	7.2

CASH FLOWS FROM INVESTING ACTIVITIES:	1

Net cash provided by investing activities(B)	1	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	1
Distributions made		(58.3)	(45.9)	(7.2)

Net cash used in financing activities(C)		(58.3)	(45.9)	(7.2)

Net increase in cash and cash equivalents (A+B+C)	1	-	-	-
Cash and cash equivalents at beginning of period	1	-	-	-

Cash and cash equivalents at end of period	1	-	-	-

The notes on page F-74 to F-75 are an integral part of these financial statements.

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

The Trust was established as part of the Income Access Share mechanism, as outlined in Note 22 in this Annual Report on Form 10-K of Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”).

(b)           Basis of preparation

The financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements have been prepared under the historical cost convention.

The preparation of financial statements in conformity with US GAAP requires the use of certain accounting estimates. It also requires management to exercise its judgment in the process of applying the Trust’s accounting policies. Actual results may differ from these estimates.

The results of operations, and the financial position and cash flows of the Trust are also consolidated in the Company’s financial statements, as contained on pages F-71 to F-73.

(c)           Summary of significant accounting policies

i)              Functional currency

The functional currency of the Trust is US dollars.

ii)              Foreign currency translation

Income and expense items denominated in currencies other than the functional currency are translated into the functional currency at the rate ruling on their transaction date. Monetary assets and liabilities recorded in currencies other than the functional currency have been expressed in the functional currency at the rates of exchange ruling at the respective balance sheet dates. Differences on translation are included in the consolidated statements of income.

iii)             Dividend income

Interim dividends declared on the Income Access Share are recognized on a paid basis unless the dividend has been confirmed by a general meeting of Shire, in which case income is recognized on the record date of the dividend by Shire on its ordinary shares.

(d)           Capital account

The Capital account is represented by the Income Access Share of 5 pence settled in the Trust by Old Shire.

(e)           Distributions made

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2010. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by cheques. To the extent that cheques expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)           Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M

2010 :
Accrued rebates – Medicaid and HMOs	341.6	711.0	(502.7)	549.9
Sales returns reserve	62.7	30.8	(23.7)	69.8
Accrued coupons	3.8	1.6	(0.2)	5.2

	408.1	743.4	(526.6)	624.9

2009 :
Accrued rebates – Medicaid and HMOs	222.5	630.8	(511.7)	341.6
Sales returns reserve	47.1	41.4	(25.8)	62.7
Accrued coupons	4.0	38.6	(38.8)	3.8

	273.6	710.8	(576.3)	408.1

2008 :
Accrued rebates – Medicaid and HMOs	146.6	396.9	(321.0)	222.5
Sales returns reserve	39.5	38.2	(30.6)	47.1
Accrued coupons	9.0	32.5	(37.5)	4.0

	195.1	467.6	(389.1)	273.6

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

Date: February 23, 2011

By: /s/ Angus Russell

Angus Russell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Matthew Emmens MATTHEW EMMENS	Non-Executive Chairman	February 23, 2011
/s/ Angus Russell ANGUS RUSSELL	Chief Executive Officer	February 23, 2011
/s/ Graham Hetherington GRAHAM HETHERINGTON	Chief Financial Officer and Principal Accounting Officer	February 23, 2011
/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 23, 2011
/s/ Patrick Langlois PATRICK LANGLOIS	Non-Executive Director	February 23, 2011
/s/ Bill Burns BILL BURNS	Non-Executive Director	February 23, 2011
/s/ Jeffrey Leiden JEFFREY LEIDEN	Non-Executive Director	February 23, 2011
/s/ David Stout DAVID STOUT	Non-Executive Director	February 23, 2011
/s/ Dr David Gainsburg DAVID GAINSBURG	Non-Executive Director	February 23, 2011
/s/ Anne Minto ANNE MINTO	Non-Executive Director	February 23, 2011