Form 10-Q
period 2011-03-31
Shire plc
filed 2011-05-04
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2011

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

Yes [  ]               No [X]

As at April 29, 2011 the number of outstanding ordinary shares of the Registrant was 562,247,530.

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
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
JUVISTA® (trademark of Renovo Limited (“Renovo”))
LIALDA® (mesalamine)
MEZAVANT® (mesalazine)
PENTASA® (trademark of Ferring B.V. (“Ferring”))
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2011	2010
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		712.0	550.6
Restricted cash		30.8	26.8
Accounts receivable, net	3	786.3	692.5
Inventories	4	281.9	260.0
Deferred tax asset		129.7	182.0
Prepaid expenses and other current assets	5	170.8	168.4
Total current assets		2,111.5	1,880.3

Non-current assets:
Investments		119.5	101.6
Property, plant and equipment, net		869.8	853.4
Goodwill		414.9	402.5
Other intangible assets, net	6	1,985.8	1,978.9
Deferred tax asset		116.9	110.4
Other non-current assets		54.4	60.5
Total assets		5,672.8	5,387.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	7	1,208.5	1,239.3
Deferred tax liability		4.4	4.4
Other current liabilities	8	35.7	49.6
Total current liabilities		1,248.6	1,293.3

Non-current liabilities
Convertible bonds		1,100.0	1,100.0
Deferred tax liability		348.4	352.1
Other non-current liabilities	9	206.7	190.8
Total liabilities		2,903.7	2,936.2
Commitments and contingencies	10

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		March 31,	December 31,
		2011	2010
	Notes	$’M	$’M
Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.2 million shares issued and outstanding (2010: 1,000 million shares authorized; and 562.2 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,769.6	2,746.4
Treasury stock: 10.9 million shares (2010: 14.0 million shares)		(217.3)	(276.1)
Accumulated other comprehensive income		168.8	85.7
Accumulated deficit		(7.7)	(160.3)
Total equity		2,769.1	2,451.4
Total liabilities and equity		5,672.8	5,387.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

3 months to March 31,		2011	2010
	Notes	$’M	$’M
Revenues:
Product sales		889.3	718.2
Royalties		73.6	95.3
Other revenues		9.3	2.7
Total revenues		972.2	816.2
Costs and expenses:
Cost of product sales (1)		124.5	101.9
Research and development		177.9	131.0
Selling, general and administrative (1)		402.9	359.9
Loss on sale of product rights		1.3	-
Reorganization costs	2	5.5	5.0
Integration and acquisition costs		(6.4)	0.6
Total operating expenses		705.7	598.4

Operating income		266.5	217.8

Interest income		0.6	0.4
Interest expense		(9.2)	(9.0)
Other income, net		0.3	10.8
Total other (expense)/income, net		(8.3)	2.2

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		258.2	220.0
Income taxes		(48.1)	(53.6)
Equity in earnings/(losses) of equity method investees, net of taxes		1.2	(0.5)
Net income		211.3	165.9

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to March 31, 2011 (2010: $0.4 million). Selling, general and administrative costs includes amortization for intangible assets relating to intellectual property rights acquired of $36.1 million for the three months to March 31, 2011 (2010: $34.6 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

3 months to March 31,	Notes	2011		2010

Earning per ordinary share - basic

Earnings per ordinary share - basic		38.5	c	30.5	c

Earnings per ordinary share - diluted

Earnings per ordinary share - diluted		37.0	c	29.7	c

Weighted average number of shares (millions):
Basic	13	549.5		543.9
Diluted	13	593.6		586.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	211.3	211.3
Foreign currency translation	-	-	-	-	70.6	-	70.6
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	15.7	-	-	-	15.7

Excess tax benefit associated with exercise of stock options	-	-	7.4	-	-	-	7.4

Shares released by Employee Share Ownership Trust ("ESOT") to satisfy exercise of stock options	-	-	-	58.8	-	(58.7)	0.1

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	10.1	-	10.1

Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
As at March 31, 2011	55.7	562.2	2,769.6	(217.3)	168.8	(7.7)	2,769.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

3 months to March 31,	2011	2010
	$'M	$'M

Net income	211.3	165.9
Other comprehensive income:
Foreign currency translation adjustments	70.6	(35.1)
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $2.3 and $1.6 million)	10.1	(6.7)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil and $nil)	2.4	-
Comprehensive income	294.4	124.1

The components of accumulated other comprehensive income as at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	$’M	$’M
Foreign currency translation adjustments	156.0	85.4
Unrealized holding gain on available-for-sale securities, net of taxes	12.8	0.3
Accumulated other comprehensive income	168.8	85.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2011	2010
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	211.3	165.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.5	64.3
Share based compensation	15.7	14.1
Gain on sale of non-current investments	-	(11.1)
Other	(5.5)	5.2
Movement in deferred taxes	42.2	52.2
Equity in (earnings)/losses of equity method investees	(1.2)	0.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(74.8)	(10.8)
Increase in sales deduction accrual	31.2	64.9
Increase in inventory	(12.7)	(24.2)
Decrease/(increase) in prepayments and other current assets	1.1	(18.1)
Decrease/(increase) in other assets	3.9	(0.6)
Decrease in accounts payable and other liabilities	(72.8)	(116.1)
Net cash provided by operating activities (A)	201.9	186.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(4.1)	6.3
Purchases of non-current investments	(2.5)	-
Purchases of property, plant and equipment	(46.5)	(43.6)
Proceeds from disposal of property, plant and equipment and non-current investments	0.1	2.1
Returns of equity investments	1.1	-
Net cash used in investing activities (B)	(51.9)	(35.2)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

3 months to March 31,	2011	2010
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building finance obligation	(0.2)	(0.7)
Proceeds from exercise of options	0.2	4.8
Tax benefit of stock based compensation	9.0	1.5
Net cash provided by financing activities(C)	9.0	5.6
Effect of foreign exchange rate changes on cash and cash equivalents (D)	2.4	2.0
Net increase in cash and cash equivalents (A+B+C+D)	161.4	158.6
Cash and cash equivalents at beginning of period	550.6	498.9
Cash and cash equivalents at end of period	712.0	657.5

Supplemental information associated with continuing
operations:

3 months to March 31,	2011	2010
	$’M	$’M

Interest paid	(0.5)	(0.7)
Income taxes paid	(6.4)	(89.7)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	-	9.1

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

The balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by US GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2010.

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

(b)           Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, and contingent consideration receivable from product divestments. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)           New accounting pronouncements

Adopted during the period

Revenue Recognition in Multiple Deliverable Revenue Arrangements

On January 1, 2011 the Company adopted new guidance issued by the Financial Accounting Standard Board (“FASB”) on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. It replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. The guidance also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance has been adopted prospectively from January 1, 2011 for new arrangements, or existing arrangements which have been materially modified subsequent to the date of adoption. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

On January 1, 2011 the Company adopted new guidance issued by the FASB on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The Company has historically accounted for share based payment awards in a manner consistent with the guidance, and therefore the adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Milestone Method of Revenue Recognition

On January 1, 2011 the Company adopted new guidance issued by the FASB on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance clarifies that: (i) consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive; (ii) milestones should be considered substantive in their entirety and may not be bifurcated; (iii) an arrangement may contain both substantive and non substantive milestones; and (iv) each milestone should be evaluated individually to determine if it is substantive. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Fees Paid to Federal Government by Pharmaceutical Manufacturers

On January 1, 2011 the Company adopted new guidance issued by the FASB on the accounting for the annual fee paid by pharmaceutical manufacturers to the US Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”) for each calendar year beginning on or after January 1, 2011. The annual fee in 2011 is $2.5 billion, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales to certain US Government programs for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period to these same programs. This guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Disclosure of Supplementary Pro Forma Information for Business Combinations

On January 1, 2011 the Company adopted new guidance issued by the FASB which clarifies the acquisition date that should be used for reporting pro forma financial information disclosures in a business combination when comparative financial statements are presented. The guidance specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The guidance is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company has historically presented proforma business combination disclosures in accordance with the guidance, and therefore the adoption of guidance did not impact the Company’s disclosure on business combinations.

2.            Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain research and development (“R&D”) and commercial operations to Switzerland to support its human genetic therapies (“HGT”) and Specialty Pharmaceuticals (“SP”) businesses outside the US. In the three months to March 31, 2011, the Company incurred reorganization costs totaling $3.2 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland will be effected over the remainder of 2011. The total reorganization costs incurred since March 2010 are $24.5 million.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceuticals, Inc., and operations and employee numbers at the site will wind down over this period. In the three months to March 31, 2011 the Company incurred reorganization costs of $2.3 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $28.0 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the three months to March 31, 2011 incurred accelerated depreciation of $2.2 million, which has been charged to Cost of product sales. The reorganization costs and accelerated depreciation have been recorded within the SP operating segment.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at March 31, 2011 is as follows:

				Closing
	Opening liability	Amount		liability at
	at January 1,	charged to		March 31,
	2011	re-organization	Paid/Utilized	2011
	$'M	$'M	$'M	$'M

Involuntary termination benefits	10.1	2.9	(2.4)	10.6
Other reorganization costs	2.3	2.6	(2.5)	2.4
	12.4	5.5	(4.9)	13.0

At March 31, 2011 the closing liability for reorganization costs was recorded within accounts payable and accrued expenses.

3.            Accounts receivable, net

Accounts receivable at March 31, 2011 of $786.3 million (December 31, 2010: $692.5 million), are stated net of a provision for discounts and doubtful accounts of $19.5 million (December 31, 2010: $23.4 million).

Provision for discounts and doubtful accounts:

	2011	2010
	$’M	$’M
As at January 1,	23.4	20.8
Provision charged to operations	50.4	39.5
Provision utilization	(54.3)	(40.2)
As at March 31,	19.5	20.1

At March 31, 2011 accounts receivable included $73.2 million (December 31, 2010: $75.8 million) related to royalty income.

4.            Inventories

Inventories are stated at the lower of cost or market value and comprise:

	March 31,	December 31,
	2011	2010
	$’M	$’M
Finished goods	85.6	91.9
Work-in-progress	133.9	113.9
Raw materials	62.4	54.2
	281.9	260.0

At March 31, 2011 inventories included $5.8 million (December 31, 2010: $4.1 million) of costs capitalized prior to regulatory approval of the related product or relevant manufacturing process. Pre-approval inventory relates to product manufactured at the new manufacturing facility at Lexington Technology Park (“LTP”), which has not yet received regulatory approval.

5.            Prepaid expenses and other current assets

	March 31,	December 31,
	2011	2010
	$’M	$’M
Prepaid expenses	44.8	45.1
Income tax receivable	44.2	42.4
Value added taxes receivable	20.1	21.5
Other current assets	61.7	59.4
	170.8	168.4

6.            Other intangible assets, net

	March 31,	December 31,
	2011	2010
	’M	’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,555.3	2,516.4
Other intangible assets	22.5	22.0
	2,577.8	2,538.4
Unamortized intangible assets
Intellectual property rights acquired for In-process R&D (“IPR&D”)	147.3	139.7
	2,725.1	2,678.1

Less: Accumulated amortization	(739.3)	(699.2)
	1,985.8	1,978.9

At March 31, 2011 the net book value of intangible assets allocated to the SP segment was $1,486.4 million (December 31, 2010: $1,482.9 million) and in the HGT segment was $499.4 million (December 31, 2010: $496.0 million).

The change in the net book value of other intangible assets for the three months to March 31, 2011 and 2010 is shown in the table below:

	Other intangible assets
	2011	2010
	$’M	$’M
As at January 1,	1,978.9	1,790.7
Acquisitions	-	2.7
Amortization charged	(36.1)	(35.0)
Foreign currency translation	43.0	(28.8)
As at March 31,	1,985.8	1,729.6

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2011 will be approximately $143 million for each of the five years to March 31, 2016. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

7.            Accounts payable and accrued expenses

	March 31,	December 31,
	2011	2010
	$’M	$’M
Trade accounts payable and accrued purchases	183.0	234.7
Accrued rebates – Medicaid	394.8	379.6
Accrued rebates – Managed care	191.6	170.3
Sales return reserve	69.8	69.8
Accrued bonuses	40.9	91.6
Accrued employee compensation and benefits payable	63.5	48.1
R&D accruals	58.2	60.7
Marketing accruals	29.8	26.5
Deferred revenue	5.3	13.7
Other accrued expenses	171.6	144.3
	1,208.5	1,239.3

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation. Since authorized generic launch in 2009 the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable, consistent with the Company’s interpretation of the Medicaid rebate legislation. Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. Additionally, from October 1, 2010 forward, provisions of the 2010 Affordable Care Act provide further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics from that date should be included in the Medicaid rebate calculation.

However, the Centers for Medicare and Medicaid Services (“CMS”) could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generics prior to October 1, 2010.  CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $210 million above the recorded liability.  However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis firstly to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to $130 million above the recorded liability), and secondly to initiate litigation to recover any amount paid in excess of the recorded liability.  The result of any such litigation cannot be predicted.

8.            Other current liabilities

	March 31,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	5.9	16.2
Value added taxes	12.1	9.9
Other current liabilities	17.7	23.5
	35.7	49.6

9.            Other non-current liabilities

	March 31,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	141.7	130.0
Deferred revenue	13.7	14.1
Deferred rent	12.3	12.8
Insurance provisions	16.8	13.5
Other non-current liabilities	22.2	20.4
	206.7	190.8

10.          Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at March 31, 2011 are presented below:

		Operating
		leases
		$’M
2011		25.2
2012		23.0
2013		19.4
2014		18.3
2015		15.6
2016		14.1
Thereafter	1	22.7
		138.3

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2019. Lease and rental expense amounted to $8.7 million and $8.6 million for the three months to March 31, 2011 and 2010 respectively, which is predominately included in selling, general and administrative (“SG&A”) expenses in the consolidated statements of income.

(b)           Letters of credit and guarantees

At March 31, 2011 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $26.4 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

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

In the third quarter of 2010 Shire made an upfront payment of $45 million to Acceleron which was expensed to R&D. Shire will pay Acceleron up to a further $165 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

Shire and Acceleron will conduct the collaboration through a joint steering committee, with subcommittees including a joint manufacturing committee, and a joint patent committee to monitor the development of HGT-4510 and other compounds.

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

(iii)           JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. On March 2, 2011, Shire terminated its agreement with Renovo.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the three months to March 31, 2011 Shire received milestone payments totaling $5.0 million (2010: $nil). In the three months to March 31, 2011 Shire recognized milestone income of $6.8 million (2010: $0.7 million) within other revenues and $10.7 million (2010: $12.8 million) within product sales for shipment of product to the relevant licensee.

(d)           Commitments

(i)            Clinical testing

At March 31, 2011 the Company had committed to pay approximately $167.4 million (December 31, 2010: $156.2 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At March 31, 2011 the Company had committed to pay approximately $123.3 million (December 31, 2010: $108.6 million) in respect of contract manufacturing. The Company expects to pay $73.3 million of these commitments in 2011.

(iii)           Other purchasing commitments

At March 31, 2011 the Company had committed to pay approximately $145.5 million (December 31, 2010: $104.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $142.7 million of these commitments in 2011.

(iv)           Investment commitments

At March 31, 2011 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $4.1 million (December 31, 2010: $5.7 million) which may all be payable in 2011, depending on the timing of capital calls.

(v)           Capital commitments

At March 31, 2011 the Company had committed to spend $69.6 million (December 31, 2010: $76.0 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)           Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range the Company records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially before the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At March 31, 2011 provisions for litigation losses, insurance claims and other disputes totaled $42.0 million (December 31, 2010: $33.8 million).

Specific

INTUNIV

In March and April 2010, Shire was notified that three separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 1mg, 2mg, 3mg, and 4mg strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively, “Teva”); Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”); and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated and a Markman hearing is scheduled to occur on May 27, 2011. No trial date has been set.

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc.. Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court of the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax Laboratories, Inc. for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. No trial date has been set.

In February 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  The notice was from Mylan Pharmaceuticals, Inc.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against each of Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively “Mylan”) for infringement of certain of Shire’s INTUNIV patents.  In April 2011, Shire filed a lawsuit in the US District Court for the District of West Virginia and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit triggered a stay of approval of this ANDA.  No trial date has been set.

In March 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg INTUNIV. The notice was received from Sandoz Inc. (“Sandoz”).  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement. Shire is currently reviewing the details of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  No trial date has been set for Sandoz’s notice letter.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010 and in Germany on April 20, 2010 alleging that Shire’s enzyme replacement therapy (“ERT”) for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010. Mt. Sinai is seeking an injunction against the use of REPLAGAL in these jurisdictions until expiration of the patent. Mt. Sinai has been granted Supplementary Protection Certificates (“SPC”) in respect of the patent in certain EU countries (including Sweden and Germany) which, where granted, extends the patent until August 2016. Where no SPC has been granted, the patent expires November 2013.

On January 18, 2011, the German Court found that REPLAGAL infringes Mt. Sinai’s patent, and granted their request for an injunction. Shire has appealed this decision. As a result of the supply shortage for the only other ERT for Fabry Disease, Mt. Sinai has undertaken not to enforce the injunction in Germany prior to September 30, 2011 at the earliest. There have been no substantive proceedings in the Swedish case to date. Shire will continue to defend its right to commercialize REPLAGAL in these countries and will vigorously oppose the validity of Mt. Sinai’s patent. Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office on July 23, 2010, and commenced an invalidation proceeding in the UK on December 8, 2010. Mt. Sinai has counterclaimed alleging infringement in the UK proceedings.

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan”); and Natco Pharma Limited (“Natco”).  Within the requisite 45 day period, Shire filed lawsuits in the US District Court of the Southern District of New York against each of Barr, Mylan and Natco for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing was held on June 17, 2010.  In April 2011, Shire and Barr reached a settlement and Shire filed to dismiss the lawsuit against Barr.  The settlement provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement.  No trial dates have been set with respect to Mylan or Natco.

In December 2010, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market generic versions of 500mg, 750mg and 1,000mg strengths of FOSRENOL.  The notice was from Alkem Laboratories Ltd. (“Alkem”).  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

LIALDA/MEZAVANT

In May 2010 Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. The notice was received from Zydus Pharmaceuticals USA, Inc. (“Zydus”). Within the requisite 45 day period, Shire filed a lawsuit in the US District Court of the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. A Markman hearing is scheduled for April 26, 2012.  A trial is scheduled for October 8, 2012.

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.   Shire has been supplying Impax with authorized generic ADDERALL XR since October 1, 2009.  Shire’s ability to supply this product, however, is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient.  Impax is seeking specific performance, equitable relief and damages. Shire is defending the action and filed a counterclaim against Impax.

In February 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. The notice was received from Watson Laboratories, Inc. (“Watson Laboratories”).  This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories to sell the products covered in Watson Laboratories’ new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc. and its subsidiaries for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements.  The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

Subpoena related to ADDERALL XR, DAYTRANA and VYVANSE

On September 23, 2009 the Company received a civil subpoena from the US Department of Health and Human Services Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. The investigation covers whether Shire engaged in off-label promotion and other conduct that may implicate the civil False Claims Act. Shire is cooperating fully with this investigation. At this time, Shire is unable to predict the outcome or duration of this investigation.

11.           Derivative instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds Sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2011 the average interest rate received on cash and cash equivalents was less than 1% per annum. The largest proportion of these cash and cash equivalents was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on the Company’s $1,100 million principal amount of convertible bonds due 2014. The building financing obligation of $8.3 million is also subject to a fixed interest rate over the lease term on the amount outstanding.

During the three months to March 31, 2011 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

At March 31, 2011 the Company had investments of $119.5 million, comprising available-for-sale investments in publicly quoted companies ($98.8 million), equity method investments ($13.8 million) and cost method investments in private companies ($6.9 million). The investments in publicly quoted companies and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

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

Transactional exposure arises where transactions occur in currencies different to the functional currency of the relevant subsidiary. The main trading currencies of the Company are the US dollar, Pounds Sterling, Euro and Canadian dollar. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency.

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

Translational foreign exchange exposures arise on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At March 31, 2011 the Company had 19 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

		Fair value	Fair value
		March 31,	December 31,
		2011	2010
		$’M	$’M
Assets	Prepaid expenses and other current assets	-	3.7
Liabilities	Other current liabilities	3.4	2.7

Net losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
three months to		March 31,	March 31,
		2011	2010
		$’M	$’M
Foreign exchange contracts	Other income, net	(1.2)	18.2

These net foreign exchange (losses)/gains are offset within other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

12.          Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

At March 31, 2011 and December 31, 2010 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At March 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	98.8	98.8	98.8	1.0	-
Contingent consideration receivable (2)	58.0	58.0	-	-	58.0

Financial liabilities:
Foreign exchange contracts	3.4	3.4	-	3.4	-

		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-	-	61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-
(1)       Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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
•
Contingent consideration receivable – the fair value of the contingent consideration receivable has been estimated using the income approach (using a discounted cash flow method). This discounted cash flow approach uses significant unobservable inputs, such as future sales of the divested product, relevant contractual royalty rates, an appropriate discount rate and assumed weightings applied to scenarios used in deriving a probability weighted fair value.

•
Foreign exchange contracts – the fair values of the swap and forward foreign exchange contracts have been determined using an income approach based on current market expectations about the future cash flows.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration receivable
2011
$'M

Balance at January 1,	61.0
Loss recognized in the income statement due to change in fair value during the period	(1.3)
Reclassification of amounts due from Noven to Other current assets	(5.1)
Foreign exchange translation recorded to other comprehensive income	3.4

Balance at March 31,	58.0

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at March 31, 2011 and December 31, 2010 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,247.3	1,100.0	1,139.8
Building financing obligation	8.4	9.4	8.4	8.2

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

13.          Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,	2011	2010
	$’M	$’M
Amounts attributable to Shire plc shareholders
Numerator for basic earnings per share	211.3	165.9
Interest on convertible bonds, net of tax	8.4	8.4
Numerator for diluted earnings per share	219.7	174.3

Weighted average number of shares:
	Millions	Millions
Basic(1)	549.5	543.9
Effect of dilutive shares:
Share based awards to employees(2)	10.9	9.0
Convertible bonds 2.75% due 2014(3)	33.2	33.2
Diluted	593.6	586.1

(1) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(2) Calculated using the treasury stock method.
(3) Calculated using the 'if-converted' method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2011 (1)	2010 (1)
	No. of shares	No. of shares
	Millions	Millions
Share awards out of the money	7.5	16.1

(1) In the three months to March 31, 2011 and 2010 certain stock options have been excluded from the calculation of diluted EPS because their exercise prices exceeded Shire plc’s average share price during the calculation period.

14.          Segmental reporting

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

	SP	HGT	All Other	Total
3 months to March 31, 2011	$’M	$’M	$’M	$’M
Product sales	616.1	273.2	-	889.3
Royalties	37.5	-	36.1	73.6
Other revenues	7.6	0.4	1.3	9.3
Total revenues	661.2	273.6	37.4	972.2

Cost of product sales(1)	81.8	42.7	-	124.5
Research and development(1)	102.7	75.2	-	177.9
Selling, general and administrative(1)	266.6	80.1	56.2	402.9
Loss on sale of product rights	1.3	-	-	1.3
Reorganization costs	2.3	-	3.2	5.5
Integration and acquisition costs	(6.4)	-	-	(6.4)
Total operating expenses	448.3	198.0	59.4	705.7
Operating income/(loss)	212.9	75.6	(22.0)	266.5

Total assets	2,548.0	1,836.7	1,288.1	5,672.8
Long-lived assets(2)	150.2	678.8	44.7	873.7
Capital expenditure on long-lived assets(2)	4.8	36.3	2.8	43.9

(1)
Depreciation from manufacturing plants ($7.7 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($4.7 million) is included in Research and development; and all other depreciation and amortization ($50.7 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($8.6 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($3.7 million) is included in Research and development; and all other depreciation and amortization ($50.9 million) is included in Selling, general and administrative.

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

Significant events in the three months to March 31, 2011 and recent developments

Products

VYVANSE/VENVANSE – for the treatment of ADHD

•	On April 18, 2011 Shire launched VENVANSE for the treatment of ADHD in children in Brazil, the first launch of lisdexsamfetamine dimesylate (marketed as VYVANSE in the US) outside of North America.

LIALDA – for the treatment of ulcerative colitis

•	On February 10, 2011 Health Canada granted approval of LIALDA for the maintenance of remission of ulcerative colitis.

INTUNIV – for the treatment of ADHD

•
On February 28, 2011 Shire announced that the US Food and Drug Administration (“FDA”) had approved the use of once-daily INTUNIV extended-release tablets as adjunctive therapy to stimulants for the treatment of ADHD in children and adolescents aged 6 to 17 as part of a total treatment program.

REPLAGAL – for the treatment of Fabry disease

•
REPLAGAL remains the global market leader for the treatment of Fabry disease. Shire expects to have manufacturing capacity to continue uninterrupted treatment for all patients currently on REPLAGAL and to continue to meet anticipated demand from new and switch patients in 2011.

•
In April 2011, Shire filed for approval in Europe of the new manufacturing facility in Lexington, MA for the production of REPLAGAL. Approval will allow greater manufacturing flexibility. Shire has already cleared an important milestone with the successful inspection of the facility by European authorities in support of this submission.

VPRIV – for the treatment of Type 1 Gaucher disease

•
Shire has seen rapid adoption of VPRIV worldwide, with market share of 34% in the US and 18% globally, and patients continue to initiate treatment. Approval of the new manufacturing facility in Lexington for VPRIV will provide substantial additional capacity; process validation runs are currently ongoing. Shire’s continuing priority is to ensure long-term, uninterrupted treatment for patients on VPRIV.

FIRAZYR – for the treatment of HAE

•
On March 3, 2011 Shire announced that the European Commission had approved FIRAZYR for self-administrated subcutaneous injections. FIRAZYR is the first and only treatment for acute Type I and Type II HAE attacks licensed for self-administration in Europe.

•
On March 21, 2011 Shire announced that the FDA had assigned a Prescription Drug User Fee Act date of August 25, 2011 for the review of the New Drug Application (“NDA”) for FIRAZYR. This followed Shire’s submission of a complete response to the not approvable letter issued by the FDA regarding the NDA for FIRAZYR submitted by Jerini A.G.

Pipeline

VYVANSE – for the treatment of other non-ADHD indications

•
Data from a recently completed Phase 2 proof-of-concept clinical trial indicates a statistically significant improvement in negative symptoms of schizophrenia. In this 14-week, flexible dose, multi-center study with open-label and double-blind components, VYVANSE was administered as adjunctive therapy to clinically stable patients with predominant negative symptom schizophrenia and taking established maintenance doses of atypical antipsychotic medications, using an open-label, rater-blinded design. VYVANSE was well tolerated, and not associated with notable worsening of positive symptoms, or new vital sign, laboratory or ECG findings. No rebound or negative or withdrawal symptoms were found in the subsequent placebo-controlled, double-blind withdrawal portion of the study.

RESOLOR – for the treatment of opioid-induced constipation

•	A Phase 3 clinical program has been initiated to assess the safety and efficacy of RESOLOR in the treatment of opioid-induced constipation in patients with chronic, non-cancer pain.

Other first quarter developments

Paragraph IV Notice Letter for ADDERALL XR

•
In February 2011, Shire was notified by Watson Laboratories that it had submitted an Abbreviated New Drug Application (“ANDA”) under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories to sell the products covered in Watson Laboratories’ new ANDA. On April 5, 2011 Shire filed a lawsuit in the US District Court for the Southern District of New York against Watson and its subsidiaries for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

Research and development

Products in registration as at March 31, 2011

LIALDA for the maintenance of remission in ulcerative colitis in the US

On June 14, 2010 Shire submitted a supplemental New Drug Submission (“sNDA”) to the FDA to seek approval for LIALDA for the maintenance of remission of ulcerative colitis. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU and has recently been approved in Canada.

FIRAZYR in HAE in the US

Prior to its acquisition by Shire, Jerini received a not approvable letter for FIRAZYR for use in the US from the FDA in April 2008. Shire agreed with the FDA that an additional clinical study would be required before approval could be considered and that a complete response would be filed after completion of this study. Shire submitted a complete response to the not approvable letter for FIRAZYR, and on March 21, 2011 Shire announced that the FDA has assigned a Prescription Drug User Fee Act date of August 25, 2011 for the review of the New Drug Application (“NDA”).

Products in clinical development as at March 31, 2011

Phase 3

VYVANSE for ADHD in the EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of a Marketing Authorization Approval (“MAA”) for VYVANSE in certain countries in Europe in 2011.

VYVANSE for the treatment of inadequate response in Major Depressive Disorder (“MDD”)

Shire expects to initiate a Phase 3 program to assess the efficacy and safety of VYVANSE as adjunctive therapy in patients with MDD in mid 2011, following the completion of health authority meetings to establish the development program parameters.

VYVANSE for the treatment of Excessive Daytime Sleepiness (“EDS”)

On January 10, 2011 Shire announced results from a study of VYVANSE (lisdexamfetamine dimesylate (or SPD489)) assessing its effect in a model for EDS.  In this investigational, single dose, single-site, randomized, placebo- and active-controlled study, VYVANSE was found to be statistically superior to placebo on both objective and subjective sleep measures. Statistical superiority to the active comparator 250 mg armodafinil was also found at higher VYVANSE doses. Phase 3 studies are targeted to initiate in the second half of 2011, following completion of discussions with health authorities on potential development pathways for VYVANSE as a possible EDS treatment option.

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

RESOLOR for the treatment of opioid-induced constipation
A Phase 3 clinical program is ongoing to assess the safety and efficacy of RESOLOR in the treatment of opioid-induced constipation in patients with chronic, non-cancer pain initiated in 2010 and is ongoing.

XAGRID for the treatment of essential thrombocythaemia (“ET”) in Japan

A Phase 3 clinical program has been initiated to assess the safety and efficacy of XAGRID in adult ET patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

Phase 2

VYVANSE for the treatment of other non ADHD indications in adults

Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE for the treatment of cognitive impairment in depression and Binge Eating Disorder.

SPD 556 for the treatment of ascites

SPD 556 (M0002) is a selective Vasopressin V2 receptor antagonist for the treatment of ascites.  This compound is ready for Phase 2 clinical trials.

SPD 557 for the treatment of refractory gastroesophageal reflux disease

SPD 557 (M0003) is a selective 5-HT4 receptor agonist. An exploratory Phase 2 program to investigate the effect of the product on reflux episodes in patients currently treated with proton pump inhibitors was initiated in the fourth quarter of 2010.

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

Phase 1

Guanfacine Carrier Wave, (“GCW”) for the treatment of ADHD

A lead candidate has been selected for development and Phase 1 studies will begin in mid-2011 on how GCW could potentially improve on the current guanfacine profile to minimize known food, gastro-intestinal (“GI”) and sedation effects.

SPD 535 for the treatment of improvement in patency of arteriovenous access in hemodialysis patients

SPD 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III inhibition apparent at clinically relevant doses. Data from Phase 1 clinical trials demonstrated positive proof-of-principle with no safety concerns. Work is ongoing on additional Phase 1 studies to support progression to a Phase 2 proof-of-concept program that will target prevention of thrombotic complications associated with arteriovenous access in hemodialysis patients.

Carrier Wave molecules for the treatment of pain

Phase 1 clinical development of various molecules for the treatment of pain is ongoing.

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

Products in pre-clinical development as at March 31, 2011

HGT-1110 - for the treatment of MLD

Pre-clinical development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing. The Company anticipates submission of clinical trial applications in late 2011. This product has been granted orphan drug designation in the US and the EU.

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT areas, including programs using Carrier Wave technology, which are primarily focused in the CNS area. More data on these programs is expected throughout 2011.

Development projects discontinued in 2011
The Company has discontinued the following development projects which were previously reported in the Company’s Annual Report on Form 10-K:

FOSRENOL for the treatment of pre-dialysis chronic kidney disease (“CKD”)

Shire has discontinued efforts to explore the regulatory pathway required to secure a label extension in the US for FOSRENOL to treat hyperphosphataemia in pre-dialysis CKD.

JUVISTA for the improvement of scar appearance

Renovo initiated its first pivotal European Phase 3 trial in scar revision in the fourth quarter of 2008 to support the filing of a European regulatory dossier. On February 11, 2011, Renovo announced its EU Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. On March 2, 2011, Shire terminated its agreement with Renovo.

Results of operations for the three months to March 31, 2011 and 2010

The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2011 product sales and revenue restated using 2010 average foreign exchange rates to 2010 actual product sales and revenue. Average exchange rates for the three months to March 31, 2011 were $1.60:£1.00 and $1.37:€1.00 (2010: $1.56:£1.00 and $1.38:€1.00).

Financial highlights for the three months to March 31, 2011 are as follows:

•
Product sales were up 24% to $889 million (2010: $718 million), driven by growth from VYVANSE (up 31% to $202 million), LIALDA/MEZAVANT (up 37% to $87 million), REPLAGAL (up 55% to $105 million) and VPRIV (up $53 million to $59 million). On a Non-GAAP CER basis, product sales were up 24%.

•
Total revenues were up 19% (Non-GAAP CER: up 19%) to $972 million (2010: $816 million). Increased product sales were partially offset by lower royalties (down 23% to $74 million), due to lower royalty income from Impax Laboratories Inc’s (“Impax”) authorized generic version of ADDERALL XR (down 59% to $17 million), as the first quarter of 2010 included royalties on launch shipments not repeated in 2011.

•
Operating income was up 22% to $267 million (2010: $218 million). Higher total revenues offset increased operating expenses as the Company increased investment in its R&D programs to sustain the progression of its pipeline. In the first quarter, we have increased SG&A expenditure to support our ongoing international expansion and anticipated future growth, and we also absorbed a full quarter’s operating costs for Movetis and our commercial hub in Switzerland.

•	Diluted earnings per ordinary share increased by 25% to 37.0c (2010: 29.7c), principally due to higher operating income and a lower effective rate of tax.

Results of operations for the three months to March 31, 2011 and 2010

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2011	2010	change
	$'M	$'M	%
Product sales	889.3	718.2	+24
Royalties	73.6	95.3	-23
Other revenues	9.3	2.7	+244
Total	972.2	816.2	+19

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2011	2010	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
ADHD
VYVANSE	202.3	154.4	+31	+31	+24		15
ADDERALL XR	111.2	91.8	+21	+21	+12		8
INTUNIV	41.9	34.5	+21	+21	+152		3
EQUASYM	4.6	2.4	+92	+90	n/a		n/a	2
DAYTRANA	-	18.4	n/a	n/a	n/a		n/a

GI
LIALDA / MEZAVANT	87.1	63.6	+37	+37	+13		20
PENTASA	64.5	58.2	+11	+11	-		15
RESOLOR	0.9	-	n/a	n/a	n/a	3	n/a	3

General Products
FOSRENOL	41.2	47.1	-13	-13	-14		6
XAGRID	22.7	23.3	-3	-3	n/a		n/a	2
CARBATROL	16.6	20.1	-17	-17	-7		59
Other product sales	23.1	27.6	-16	-18	n/a		n/a
	616.1	541.4	+14
HGT
REPLAGAL	105.4	68.0	+55	+56	n/a	3	n/a	3
ELAPRASE	103.5	100.8	+3	+2	n/a	2	n/a	2
VPRIV	59.0	5.8	+917	+921	n/a		n/a	2
FIRAZYR	5.3	2.2	+141	+141	n/a	3	n/a	3
	273.2	176.8	+55
Total product sales	889.3	718.2	+24

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended March 31, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in Q1 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

The growth in VYVANSE product sales was due to an increase in US prescription demand, following 13% growth in the US ADHD market and increases to VYVANSE’s share of that market, together with the effect of price increases taken since the first quarter of 2010. These positive effects were partially offset by higher sales deductions in the first quarter of 2011 compared to the first quarter of 2010.

ADDERALL XR – ADHD

The growth in product sales was due to an increase in US prescription demand, following 13% growth in the US ADHD market and increases to ADDERALL XR’s share of that market, together with the effects of stocking in the first quarter of 2011 compared to de-stocking in the first quarter of 2010. These positive effects were partially offset by higher sales deductions in the first quarter of 2011 compared to the first quarter of 2010.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV prescription demand in the US continues to increase, up 10% from the fourth quarter of 2010, although product sales declined slightly compared to the fourth quarter of 2010 as stocking of $5 million was not repeated in the first quarter of 2011.

Product sales were up 21% from the first quarter of 2010, despite the first quarter of 2010 benefiting from $17.6 million of previously deferred revenue from initial stocking shipments made in 2009.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT continued to grow in the first quarter of 2011, driven primarily by increased US prescription demand as a result of an increase in US market share and price increases taken since the first quarter of 2010.

Litigation proceedings regarding Shire’s LIALDA/MEZAVANT patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

The growth in PENTASA product sales was driven by price increases taken since the first quarter of 2010, partially offset by higher sales deductions in the first quarter of 2011 as compared to the same period in 2010.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the EU decreased primarily due to mandatory price reductions taken in the second quarter of 2010. Product sales of FOSRENOL in the US decreased due to lower US prescription demand and higher sales deductions in the first quarter of 2011 compared to the first quarter of 2010.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients being both naïve patients and switches from the competing enzyme replacement therapy product. The majority of patients added in the first quarter of 2011 were naïve patients.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions in which ELAPRASE is sold, although the rate of growth in the first quarter of 2011 was impacted by the timing of shipments to certain markets that order less frequently falling in April rather than March.

VPRIV – Gaucher disease

VPRIV has seen significant growth since its approval in the US in the first quarter of 2010 and in Europe in the third quarter of 2010. Growth in patients being treated with VPRIV continues in all major markets and we continue our launch plans in countries across Europe.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2011	2010	Change
	$'M	$'M	%
3TC and ZEFFIX	35.5	36.6	-3
ADDERALL XR	16.8	40.8	-59
Others	21.3	17.9	+19
Total	73.6	95.3	-23

Royalty income decreased in the first quarter of 2011 compared to the same period in 2010, as Impax’s authorized generic version of ADDERALL XR contributed significantly lower royalties in the first quarter of 2011 (the first quarter of 2010 included royalties on launch shipments which were not repeated in the first quarter of 2011). Other royalties (primarily FOSRENOL in Japan and REMINYL) were up $3.4 million compared to the first quarter of 2010.

Cost of product sales

Cost of product sales increased to $124.5 million for the three months to March 31, 2011 (14% of product sales), up from $101.9 million in the corresponding period in 2010 (2010: 14% of product sales). The cost of product sales as a percentage of product sales were constant quarter on quarter as margins remained strong across the portfolio.

For the three months to March 31, 2011 cost of product sales included depreciation of $7.7 million (2010: $8.6 million) and amortization of $0.4 million (2010: $0.4 million).

R&D

R&D expenditure increased to $177.9 million for the three months to March 31, 2011 (20% of product sales), compared to $131.0 million in the corresponding period in 2010 (18% of product sales), due to the Company’s increased investment in a number of targeted R&D programs, including new uses for VYVANSE, Guanfacine Carrier Wave, RESOLOR in men and children, Sanfilippo A and other early stage development programs.

R&D in the three months to March 31, 2011 also included depreciation of $4.7 million (2010: $3.7 million).

SG&A

SG&A expenses increased to $402.9 million (45% of product sales) for the three months to March 31, 2011 from $359.9 million (50% of product sales) in the corresponding period in 2010, as the Company has supported its continued product sales growth and absorbed a full quarter of Movetis’s operating costs. For the three months to March 31, 2011 SG&A included depreciation of $14.6 million (2010: $16.3 million) and amortization of $36.1 million (2010: $34.6 million).

Reorganization costs

For the three months to March 31, 2011 the Company recorded reorganization costs of $5.5 million (2010: $5.0 million) relating to the transfer of manufacturing from its Owings Mills facility and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the three months to March 31, 2011 Shire recorded net income from integration and acquisition related activities totaling $6.4 million (2010: costs $0.6 million), which comprise integration costs for Movetis and adjustments to the estimated contingent consideration for EQUASYM.

Interest expense

For the three months to March 31, 2011 the Company incurred interest expense of $9.2 million (2010: $9.0 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income, net

For the three months to March 31, 2011 the Company recognized Other income, net of $0.3 million (2010: $10.8 million). In the first quarter of 2010 Shire recognized a gain of $11.1 million relating to the disposal of its investment in Virochem Pharma Inc. in March 2009. At the time of the disposal, an element of the consideration was held in escrow for twelve months pending any warranty claims. The consideration was released from escrow in March 2010, resulting in a gain of $11.1 million being recognized in the first quarter of 2010.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant or unusual items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months to March 31, 2011 the effective tax rate was 19% (2010: 24%). The effective tax rate in 2011 is lower than the same period in 2010 due to favorable changes in profit mix and the release of provisions for uncertain tax positions following settlement of certain tax audits in 2011.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Share Ownership Trust (“ESOT”) of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the Medicaid rebate legislation in respect of ADDERALL XR Medicaid rebates; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $712.0 million of cash and cash equivalents at March 31, 2011. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include a put option which could require repayment of the bonds in 2012. In addition, Shire has a revolving credit facility of $1,200 million, which matures in 2015 and is currently undrawn.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	$’M	$’M
Cash and cash equivalents	712.0	550.6
Convertible debt	1,100.0	1,100.0
Building financing obligation	8.3	8.4
Total debt	1,108.3	1,108.4
Net debt	(396.3)	(557.8)

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2011 increased by $15.7 million to $201.9 million (2010: $186.2 million). Higher cash receipts from product sales and lower cash tax payments in 2011 compared to 2010 were offset by the timing and quantum of sales deductions payments, particularly for Medicaid, the increase in operating expenditure and lower Impax royalty receipts (as the first quarter of 2010 included royalty receipts from Impax’s initial fourth quarter stocking in 2009).

Net cash used in investing activities was $51.9 million in the three months to March 31, 2011, principally relating to expenditure on property, plant and equipment of $46.5 million. Capital expenditure on property, plant and equipment includes $36.3 million on construction work at Lexington Technology Park (“LTP”).

Net cash used in investing activities was $35.2 million in the three months to March 31, 2010. This included cash expenditure on property, plant and equipment of $43.6 million. Capital expenditure on property, plant and equipment included $35.4 million on construction work at LTP.

Net cash provided by financing activities was $9.0 million for the three months to March 31, 2011, principally the tax benefit associated with the exercise of stock options.

Net cash provided by financing activities was $5.6 million for the three months to March 31, 2010 of which $4.8 million relates to the tax benefit associated with exercise of stock options and $1.5 million of proceeds from the exercise of stock options.

Obligations and commitments

During the three months to March 31, 2011 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 11 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

As at March 31, 2011 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 10 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

EXHIBITS

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG.(3)

2.04	Heads of Agreement by and among Shire plc and Movetis NV relating to a friendly tender offer, dated August 3, 2010.

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008.(4)

3.02	Form of Articles of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011.(5)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(6)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(7)

4.03	Form of Ordinary Share Certificate of Shire Limited.(8)

4.04	Form of American Depositary Receipt Certificate of Shire Limited.(9)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008.(10)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (11)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc.(12)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007).(13)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.(14)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.(15)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited.(16)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014.(17)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014.(18)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(19)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr.(20)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.(21)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.(22)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004.(23)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004.(24)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005.(25)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004.(26)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(27)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(28)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005.(29)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(30)

10.21	Form of Indemnity Agreement for Directors of Shire Limited.(31)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008.(32)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008.(33)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (34)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006.(35)

10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010.(36)

10.27	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010.(37)

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(5)	Incorporated by reference to Exhibit 3.1 to Shire’s Form 8-K filed on April 29, 2011.

(6)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(7)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(8)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(11)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(12)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(13)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(15)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(16)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(17)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(19)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(20)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(22)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(23)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(24)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(25)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(26)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(29)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(31)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(32)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(33)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(34)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(35)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(36)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.

(37)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2011	/s/ Angus Russell Angus Russell Chief Executive Officer

Date: May 4, 2011	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer