Form 10-Q/A
period 2011-03-31
Shire plc
filed 2011-05-06
CIK 936402

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

SHIRE PLC
Form 10-Q for the three months to March 31, 2011

EXPLANATORY NOTE

Shire is filing this Form 10-Q/A to amend for a small number of errors in Item 1 of Part I and, consequently, Item 1 of Part II of the Form 10-Q filed on May 4, 2011.  For the convenience of investors, all other Items from the Form 10-Q filed on May 4, 2011 are also included in this filing but these other Items have not been amended.

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

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	211.3	211.3
Foreign currency translation	-	-	-	-	70.6	-	70.6
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	15.7	-	-	-	15.7

Excess tax benefit associated with exercise of stock options	-	-	7.4	-	-	-	7.4

Shares released by Employee Share Ownership Trust ("ESOT") to satisfy exercise of stock options	-	-	-	58.8	-	(58.7)	0.1

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	10.1	-	10.1

Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
As at March 31, 2011	55.7	562.2	2,769.6	(217.3)	168.8	(7.7)	2,769.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

3 months to March 31,	2011	2010
	$'M	$'M

Net income	211.3	165.9
Other comprehensive income:
Foreign currency translation adjustments	70.6	(35.1)
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $2.3 and $1.6 million)	10.1	(6.7)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil and $nil)	2.4	-
Comprehensive income	294.4	124.1

The components of accumulated other comprehensive income as at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	$’M	$’M
Foreign currency translation adjustments	156.0	85.4
Unrealized holding gain on available-for-sale securities, net of taxes	12.8	0.3
Accumulated other comprehensive income	168.8	85.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2011	2010
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	211.3	165.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.5	64.3
Share based compensation	15.7	14.1
Gain on sale of non-current investments	-	(11.1)
Other	(5.5)	5.2
Movement in deferred taxes	42.2	52.2
Equity in (earnings)/losses of equity method investees	(1.2)	0.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(74.8)	(10.8)
Increase in sales deduction accrual	31.2	64.9
Increase in inventory	(12.7)	(24.2)
Decrease/(increase) in prepayments and other current assets	1.1	(18.1)
Decrease/(increase) in other assets	3.9	(0.6)
Decrease in accounts payable and other liabilities	(72.8)	(116.1)
Net cash provided by operating activities (A)	201.9	186.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(4.1)	6.3
Purchases of non-current investments	(2.5)	-
Purchases of property, plant and equipment	(46.5)	(43.6)
Proceeds from disposal of property, plant and equipment and non-current investments	0.1	2.1
Returns of equity investments	1.1	-
Net cash used in investing activities (B)	(51.9)	(35.2)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

3 months to March 31,	2011	2010
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building finance obligation	(0.2)	(0.7)
Proceeds from exercise of options	0.2	1.5
Tax benefit of stock based compensation	9.0	4.8
Net cash provided by financing activities(C)	9.0	5.6
Effect of foreign exchange rate changes on cash and cash equivalents (D)	2.4	2.0
Net increase in cash and cash equivalents (A+B+C+D)	161.4	158.6
Cash and cash equivalents at beginning of period	550.6	498.9
Cash and cash equivalents at end of period	712.0	657.5

Supplemental information associated with continuing
operations:

3 months to March 31,	2011	2010
	$’M	$’M

Interest paid	(0.5)	(0.7)
Income taxes paid	(6.4)	(89.7)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	-	9.1

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

In February 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  The notice was from Mylan Pharmaceuticals, Inc.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against each of Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively “Mylan”) for infringement of certain of Shire’s INTUNIV patents.  In April 2011, Shire filed a lawsuit in the US District Court for the District of West Virginia and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit does not trigger a stay of approval of this ANDA.  No trial date has been set.

In March 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg INTUNIV. The notice was received from Sandoz Inc. (“Sandoz”).  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  No trial date has been set.

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

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At March 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	98.8	98.8	98.8	-	-
Contingent consideration receivable (2)	58.0	58.0	-	-	58.0

Financial liabilities:
Foreign exchange contracts	3.4	3.4	-	3.4	-

		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-	-	61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-
(1)       Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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

Date: May 6, 2011	/s/ Angus Russell Angus Russell Chief Executive Officer

Date: May 6, 2011	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer