Form 10-Q
period 2011-06-30
Shire plc
filed 2011-08-08
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2011

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

Yes [  ]     No [X]

As at July 29, 2011 the number of outstanding ordinary shares of the Registrant was 562,367,582.

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
CARBATROL® (carbamazepine extended-release capsules)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (Human Fibroblast-Derived Dermal Substitute)
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

SHIRE PLC
Form 10-Q for the three months to June 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2011	2010
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		144.6	550.6
Restricted cash		21.9	26.8
Accounts receivable, net	4	797.2	692.5
Inventories	5	336.3	260.0
Deferred tax asset		166.9	182.0
Prepaid expenses and other current assets	6	198.6	168.4
Total current assets		1,665.5	1,880.3

Non-current assets:
Investments		125.7	101.6
Property, plant and equipment, net		905.8	853.4
Goodwill	7	612.9	402.5
Other intangible assets, net	8	2,679.4	1,978.9
Deferred tax asset		128.3	110.4
Other non-current assets		48.0	60.5
Total assets		6,165.6	5,387.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	1,317.5	1,239.3
Convertible bonds	10	1,100.0	-
Deferred tax liability		4.4	4.4
Other current liabilities	11	75.5	49.6
Total current liabilities		2,497.4	1,293.3

Non-current liabilities
Convertible bonds		-	1,100.0
Deferred tax liability		579.0	352.1
Other non-current liabilities	12	173.6	190.8
Total liabilities		3,250.0	2,936.2
Commitments and contingencies	13

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2011	2010
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.3 million shares issued and outstanding (2010: 1,000 million shares authorized; and 562.2 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,799.6	2,746.4
Treasury stock: 11.5 million shares (2010: 14.0 million shares)		(253.4)	(276.1)
Accumulated other comprehensive income		204.3	85.7
Retained earnings/(accumulated deficit)		109.4	(160.3)
Total equity		2,915.6	2,451.4
Total liabilities and equity		6,165.6	5,387.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		993.3	764.3	1,882.6	1,482.4
Royalties		63.4	82.7	137.0	178.0
Other revenues		6.2	2.4	15.5	5.1
Total revenues		1,062.9	849.4	2,035.1	1,665.5
Costs and expenses:
Cost of product sales (1)		143.7	119.1	268.2	221.0
Research and development		176.9	147.0	354.8	278.0
Selling, general and administrative (1)		440.3	354.4	843.2	714.3
Loss/(gain) on sale of product rights		2.2	(4.1)	3.5	(4.1)
Reorganization costs	3	7.5	8.6	13.0	13.6
Integration and acquisition costs		9.0	-	2.6	0.6
Total operating expenses		779.6	625.0	1,485.3	1,223.4

Operating income		283.3	224.4	549.8	442.1

Interest income		0.6	0.5	1.2	0.8
Interest expense		(9.9)	(8.3)	(19.1)	(17.3)
Other (expense)/income, net		-	(2.6)	0.3	8.2
Total other expense, net		(9.3)	(10.4)	(17.6)	(8.3)
Income before income taxes and equity in earnings of equity method investees		274.0	214.0	532.2	433.8
Income taxes		(69.7)	(54.5)	(117.8)	(108.1)
Equity in earnings of equity method investees, net of taxes		1.2	1.0	2.4	0.5
Net income		205.5	160.5	416.8	326.2

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.4 million for the three months to June 30, 2011 (2010: $0.4 million) and $0.9 million for the six months to June 30, 2011 (2010: $0.9 million). Selling, general and administrative costs includes amortization for intangible assets relating to intellectual property rights acquired of $36.7 million for the three months to June 30, 2011 (2010: $33.8 million) and $72.7  million for the six months to June 30, 2011 (2010: $68.4 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		6 months to		6 months to
		June 30,		June 30,		June 30,		June 30,
	Notes	2011		2010		2011		2010
Earning per ordinary share - basic

Earnings per ordinary share - basic		37.2	c	29.4	c	75.7	c	59.8	c

Earnings per ordinary share - diluted

Earnings per ordinary share - diluted		35.9	c	28.6	c	72.9	c	58.2	c

Weighted average number of shares (millions):
Basic	16	552.3		546.6		551.1		545.7
Diluted	16	595.1		590.0		594.8		589.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings/ (accumulated deficit) $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	416.8	416.8
Foreign currency translation	-	-	-	-	100.2	-	100.2
Options exercised	-	0.1	0.8	-	-	-	0.8
Share-based compensation	-	-	35.9	-	-	-	35.9

Excess tax benefit associated with exercise of stock options	-	-	16.5	-	-	-	16.5
Shares purchased by Employee Share Ownership Trust ("ESOT")	-	-	-	(63.9)	-	-	(63.9)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	86.6	-	(86.6)	-

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.0	-	16.0
Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
Dividends	-	-	-	-	-	(60.5)	(60.5)
As at June 30, 2011	55.7	562.3	2,799.6	(253.4)	204.3	109.4	2,915.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2011 Shire plc declared and paid dividends of 10.85 US cents per ordinary share (equivalent to 32.55 US cents per ADS) totalling $60.5 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	$'M	$'M	$'M	$'M

Net income	205.5	160.5	416.8	326.2
Other comprehensive income:
Foreign currency translation adjustments	29.6	(47.1)	100.2	(82.2)
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $1.1 million, $1.6 million, $3.4 million and $2.6 million)	5.9	(15.9)	16.0	(22.6)
Other than temporary impairment of available-for-sale securities (net of taxes of $nil, $nil, $nil and $nil)	-	1.5	2.4	1.5
Comprehensive income	241.0	99.0	535.4	222.9

The components of accumulated other comprehensive income as at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	$’M	$’M
Foreign currency translation adjustments	185.6	85.4
Unrealized holding gain on available-for-sale securities, net of taxes	18.7	0.3
Accumulated other comprehensive income	204.3	85.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to	6 months to
	June 30,	June 30,
	2011	2010
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	416.8	326.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.3	129.1
Share based compensation	34.9	26.7
Gain on sale of non-current investments	-	(11.1)
Loss/(gain) on sale of product rights	3.5	(4.1)
Other	(5.7)	11.0
Movement in deferred taxes	17.7	58.8
Equity in earnings of equity method investees	(2.4)	(0.5)

Changes in operating assets and liabilities:
Increase in accounts receivable	(56.2)	(43.9)
Increase in sales deduction accrual	66.1	154.3
Increase in inventory	(30.6)	(50.1)
Increase in prepayments and other assets	(13.8)	(83.3)
Decrease in accounts payable and other liabilities	(77.1)	(43.2)
Net cash provided by operating activities (A)	485.5	469.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	4.8	6.0
Purchases of subsidiary undertakings, net of cash acquired	(719.7)	-
Purchases of non-current investments	(4.5)	-
Purchases of property, plant and equipment ("PP&E")	(95.0)	(208.1)
Purchases of intangible assets	-	(2.7)
Proceeds from disposal of non-current investments, PP&E and product rights	6.9	2.1
Returns of equity investments and proceeds from short term investments	1.6	-
Net cash used in investing activities (B)	(805.9)	(202.7)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to	6 months to
	June 30,	June 30,
	2011	2010
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawings of revolving credit facility (“RCF”)	30.0	-
Repayment of debt acquired with ABH	(13.1)	-
Payment under building finance obligation	(0.4)	(1.3)
Extinguishment of building finance obligation	-	(43.1)
Tax benefit of stock based compensation	18.8	4.4
Proceeds from exercise of options	0.8	1.8
Payment of dividend	(60.5)	(49.8)
Payments to acquire shares by ESOT	(63.9)	(1.7)
Net cash used in financing activities(C)	(88.3)	(89.7)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	2.7	6.1
Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(406.0)	183.6
Cash and cash equivalents at beginning of period	550.6	498.9
Cash and cash equivalents at end of period	144.6	682.5

Supplemental information associated with continuing
operations:

	6 months to	6 months to
	June 30,	June 30,
	2011	2010
	$’M	$’M

Interest paid	(16.2)	(13.0)
Income taxes paid	(147.7)	(205.0)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment	-	9.1

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

(c)           New accounting pronouncements

Adopted during the period

Revenue Recognition in Multiple Deliverable Revenue Arrangements

On January 1, 2011 the Company adopted new guidance issued by the Financial Accounting Standard Board (“FASB”) on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. It replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. The guidance also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance has been adopted prospectively from January 1, 2011 for new arrangements, or existing arrangements which have been materially modified subsequent to the date of adoption. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Fees Paid to Federal Government by Pharmaceutical Manufacturers

On January 1, 2011 the Company adopted new guidance issued by the FASB on the accounting for the annual fee paid by pharmaceutical manufacturers to the US Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act for each calendar year beginning on or after January 1, 2011. The annual fee in 2011 is $2.5 billion. A portion of the fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales to certain US Government programs for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period to these same programs. This guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

To be adopted in future periods

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting standards (“IFRS”)

In May 2011 the FASB issued guidance on fair value measurement and disclosure, which both amends existing requirements and improves the comparability of fair value measurement and disclosure between US GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Presentation of Comprehensive Income

In June 2011 the FASB issued guidance on the presentation of comprehensive income which revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report components of comprehensive income in either: (i) a single, continuous statement of comprehensive income; or (ii) two separate but consecutive statements. The guidance does not change those items which must be reported in other comprehensive income, and does not change the definition of net income or the calculation of earnings per share. The guidance will be effective retrospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

2.           Business combinations

Acquisition of Advanced BioHealing, Inc (“ABH”)

On May 17, 2011 the Company announced that it had entered into an Agreement and Plan of Merger, (the “Agreement”) to acquire 100% of the outstanding shares and other equity instruments of ABH. On June 28, 2011, in accordance with the terms of the Agreement, Shire completed its acquisition of ABH.  The preliminary fair value of cash consideration payable by the Company is $739.2 million, subject to certain customary post closing adjustments. The purchase price was funded by a combination of Shire’s existing cash resources and a $30.0 million draw down of Shire’s revolving credit facility.

The acquisition of ABH adds the DERMAGRAFT product, a regenerative bio-engineered skin substitute, to Shire’s portfolio. DERMAGRAFT is marketed in the US for the treatment of diabetic foot ulcers (“DFU”) greater than six weeks in duration, and brings future growth prospects through a potential expanded indication for venous leg ulcers (“VLU”). The acquisition combines ABH’s expertise and commercial capability in regenerative medicine with the Company’s strengths and expertise in human cell biological manufacturing.

The acquisition of ABH has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their preliminary fair values at the date of acquisition, being June 28, 2011. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the three and six months to June 30, 2011 the Company included revenues of $2.0 million (2010: $nil) and post tax losses of $0.6 million (2010: $nil) for ABH within its Unaudited Consolidated Statements of Income.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	14.6
Accounts receivable	30.1
Inventories	31.8
Deferred tax assets	32.3
Other current assets	7.9
Total current assets	116.7

Non-current assets:
Property, plant and equipment	16.5
Goodwill	192.5
Other intangible assets
- DERMAGRAFT product technology	710.0
- other intangible assets	1.5
Other non-current assets	0.1
Total assets	1,037.3
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	49.3

Non-current liabilities:
Long term debt, less current portion	9.1
Deferred tax liabilities	238.7
Other non-current liabilities	1.0
Total liabilities	298.1
Fair value of identifiable assets acquired and liabilities assumed	739.2

Consideration
Cash consideration payable	739.2

The purchase price allocation is preliminary pending final determination of the cash consideration payable (which may be adjusted based on ABH’s closing adjusted working capital) and the fair values of certain assets acquired and liabilities assumed. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Other intangible assets include $710.0 million relating to DERMAGRAFT product technology, representing DFU and the potential expanded indication for VLU in the US, the product brand name and related relationships. The fair value of this asset has been estimated using an income approach, using the excess earnings method. The estimated useful life of the technology is 18 years, and amortization expense will be recorded on a straight line basis.

Goodwill arising of $192.5 million, which is not deductible for tax purposes, has been assigned to the Specialty Pharmaceuticals (“SP”) operating segment. Goodwill includes the values of tax synergies, assembled workforce and future potential indications for the DERMAGRAFT product which do not meet the criteria for recognition as separate intangible assets.

In the three and six months to June 30, 2011 the Company incurred acquisition-related costs of $6.9 million (2010: $nil), which have been charged to Integration and acquisition costs in the Company’s income statement.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and ABH as if the acquisition of ABH had occurred at January 1, 2010. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	6 months to	6 months to
	June 30,	June 30,
	2011	2010
	$’M	$’M
Revenues	2,125.3	1,730.1

Net income attributable to Shire plc	401.6	313.6

Per share amounts:
Net income per ordinary share attributable to Shire plc – basic	72.9c	57.5c

Net income per ordinary share attributable to Shire plc – diluted	70.3c	56.1c
The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to net income of $49.9 million and $9.8 million for the six months to June 30, 2011 and 2010 respectively, to eliminate the income statement effect of changes in the fair value of ABH’s preferred stock warrants (which were extinguished on acquisition of ABH);

(ii)
an adjustment to increase amortization expense by approximately $20.0 million for both the six months to June 30, 2011 and 2010, to reflect amortization of intangible assets, principally for DERMAGRAFT product technology, over their estimated useful lives;

(iii)
an adjustment to decrease net income by $6.9 million for the six months to June 30, 2010 to reflect acquisition and integration costs incurred by Shire, and increase net income by $23.9 million for the six months to June 30, 2011 to eliminate the acquisition and integration costs incurred by ABH and Shire;

(iv)
an adjustment of $1.4 million and $1.5 million in the six months to June 30, 2011 and June 30, 2010 respectively to reflect interest income foregone on the Company’s cash resources used to fund the acquisition of ABH and interest expense incurred as result of the partial funding of the acquisition of ABH through the Company’s revolving credit facility; and

(v)	adjustments to reflect the tax effects of the above adjustments, where applicable.

3.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain research and development (“R&D”) and commercial operations to Switzerland to support its Human Genetic Therapies (“HGT”) and SP businesses outside the US. In the six months to June 30, 2011, the Company incurred reorganization costs totaling $8.0 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland will be effected over the remainder of 2011. The total reorganization costs incurred since March 2010 are $29.3 million.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. Between 2009 and 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceuticals, Inc., and operations and employee numbers at the site will wind down over this period. In the six months to June 30, 2011 the Company incurred reorganization costs of $5.0 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $30.7 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the six months to June 30, 2011 incurred accelerated depreciation of $4.4 million, which has been charged to Cost of product sales. The reorganization costs and accelerated depreciation have been recorded within the SP operating segment.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at June 30, 2011 is as follows:

	Opening			Closing
	liability	Amount		liability at
	at January 1,	charged to re-		June 30,
	2011	organization	Paid/Utilized	2011
	$'M	$'M	$'M	$'M

Involuntary termination benefits	10.1	5.9	(3.7)	12.3
Other reorganization costs	2.3	7.1	(9.1)	0.3
	12.4	13.0	(12.8)	12.6

At June 30, 2011 the closing liability for reorganization costs was recorded within accounts payable and accrued expenses.

4.           Accounts receivable, net

Accounts receivable at June 30, 2011 of $797.2 million (December 31, 2010: $692.5 million), are stated net of a provision for discounts and doubtful accounts of $28.8 million (December 31, 2010: $23.4 million).

Provision for discounts and doubtful accounts:

	2011	2010
	$’M	$’M
As at January 1,	23.4	20.8
Provision charged to operations	114.8	85.2
Provision utilization	(109.4)	(83.2)
As at June 30,	28.8	22.8

At June 30, 2011 accounts receivable included $63.4 million (December 31, 2010: $75.8 million) related to royalty income.

5.           Inventories

Inventories are stated at the lower of cost or market value and comprise:

	June 30,	December 31,
	2011	2010
	$’M	$’M
Finished goods	98.6	91.9
Work-in-progress	162.4	113.9
Raw materials	75.3	54.2
	336.3	260.0

At June 30, 2011 inventories included $14.0 million (December 31, 2010: $4.1 million) of costs capitalized prior to regulatory approval of the related product or relevant manufacturing process. At June 30, 2011 pre-approval inventory relates solely to VPRIV manufactured at the Company’s new manufacturing facility at Lexington Technology Park (“LTP”), which has not yet received regulatory approval.

6.           Prepaid expenses and other current assets

	June 30,	December 31,
	2011	2010
	$’M	$’M
Prepaid expenses	41.9	45.1
Income tax receivable	71.3	42.4
Value added taxes receivable	20.9	21.5
Other current assets	64.5	59.4
	198.6	168.4

7.           Goodwill

	June 30,	December 31,
	2011	2010
	$’M	$’M
Goodwill arising on businesses acquired	612.9	402.5

During the six months to June 30, 2011 the Company completed its acquisition of ABH for cash consideration payable of $739.2 million, which resulted in goodwill of $192.5 million (see Note 2). The goodwill has been assigned to the SP operating segment.

At June 30, 2011 goodwill of $444.5 million (December 31, 2010: $245.9 million) is held in the SP segment and $168.4 million (December 31, 2010: $156.6 million) in the HGT segment.

	2011	2010
	$’M	$’M
	____________	____________
As at January 1,	402.5	384.7
Acquisitions	192.5	-
Foreign currency translation	17.9	(29.0)
	____________	____________
As at June 30,	612.9	355.7
	____________	____________

8.           Other intangible assets, net

	June 30,	December 31,
	2011	2010
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,562.2	2,516.4
Acquired product technology	710.0	-
Other intangible assets	24.2	22.0
	3,296.4	2,538.4
Unamortized intangible assets
Intellectual property rights acquired for In-process R&D (“IPR&D”)	150.6	139.7
	3,447.0	2,678.1

Less: Accumulated amortization	(767.6)	(699.2)
	2,679.4	1,978.9

At June 30, 2011 the net book value of intangible assets allocated to the SP segment was $2,184.5 million (December 31, 2010: $1,482.9 million) and in the HGT segment was $494.9 million (December 31, 2010: $496.0 million).

The change in the net book value of other intangible assets for the six months to June 30, 2011 and 2010 is shown in the table below:

	Other intangible assets
	2011	2010
	$’M	$’M
As at January 1,	1,978.9	1,790.7
Acquisitions	711.5	2.7
Amortization charged	(73.6)	(69.3)
Foreign currency translation	62.6	(71.0)
As at June 30,	2,679.4	1,653.1

In the six months to June 30, 2011 the Company acquired intangible assets totaling $711.5 million, principally relating to DERMAGRAFT product technology acquired with ABH (see Note 2 for further details). The weighted average amortization period of acquired amortizable intangible assets is 18 years.

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2011 will be approximately $183 million for each of the five years to June 30, 2016. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.           Accounts payable and accrued expenses

	June 30,	December 31,
	2011	2010
	$’M	$’M
Trade accounts payable and accrued purchases	218.2	234.7
Accrued rebates – Medicaid	399.3	379.6
Accrued rebates – Managed care	210.0	170.3
Sales return reserve	75.4	69.8
Accrued bonuses	65.2	91.6
Accrued employee compensation and benefits payable	66.5	48.1
R&D accruals	57.5	60.7
Marketing accruals	25.0	26.5
Deferred revenue	4.9	13.7
Other accrued expenses	195.5	144.3
	1,317.5	1,239.3

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

However, the Centers for Medicare and Medicaid Services (“CMS”) could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generics prior to October 1, 2010.  CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $210 million above the recorded liability.  However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis firstly to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to approximately $132 million above the recorded liability), and secondly to initiate litigation to recover any amount paid in excess of the recorded liability.  The result of any such litigation cannot be predicted.

10.           Convertible Bonds

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due in 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). The Bonds were issued at 100% of their principal amount, and unless previously purchased and cancelled, redeemed or converted, will be redeemed on May 9, 2014 (the “Final Maturity Date”) at their principal amount.

The Bonds may be redeemed at the option of the Bond holders at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. In lieu of settling any such redemption in cash, the terms of the Bonds also permit the Company to deliver the underlying ordinary shares and, if necessary, a cash top-up amount. In accordance with US GAAP, as the exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a current liability at June 30, 2011.

11.           Other current liabilities

	June 30,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	4.7	16.2
Value added taxes	13.0	9.9
Short-term debt	30.0	-
Other current liabilities	27.8	23.5
	75.5	49.6

Shire has a revolving credit facility (“RCF”) of $1,200 million which matures in 2015, of which $30 million was utilized at June 30, 2011.

12.           Other non-current liabilities

	June 30,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	111.4	130.0
Deferred revenue	14.2	14.1
Deferred rent	11.8	12.8
Insurance provisions	15.5	13.5
Other non-current liabilities	20.7	20.4
	173.6	190.8

13.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at June 30, 2011 are presented below:
Operating
leases
$’M
2011	18.2
2012	31.6
2013	27.6
2014	24.7
2015	19.7
2016	17.1
Thereafter	41.1
180.0

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021. Lease and rental expense amounted to $17.7 million and $16.6 million for the six months to June 30, 2011 and 2010 respectively, which is predominately included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

(b)           Letters of credit and guarantees

At June 30, 2011 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $30.4 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)           Collaborative arrangements

Details of significant updates in collaborative arrangements in the six months to June 30, 2011 are included below:

In-licensing arrangements

JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. On March 2, 2011, Shire terminated its agreement with Renovo.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the six months to June 30, 2011 Shire received milestone payments totaling $6.8 million (2010: $nil). In the six months to June 30, 2011 Shire recognized milestone income of $8.6 million (2010: $4.3 million) within other revenues and $27.6 million (2010: $22.8 million) within product sales for shipment of product to the relevant licensee.

(d)           Commitments

(i)           Clinical testing

At June 30, 2011 the Company had committed to pay approximately $273.8 million (December 31, 2010: $156.2 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At June 30, 2011 the Company had committed to pay approximately $117.2 million (December 31, 2010: $108.6 million) in respect of contract manufacturing. The Company expects to pay $67.2 million of these commitments in 2011.

(iii)           Other purchasing commitments

At June 30, 2011 the Company had committed to pay approximately $150.6 million (December 31, 2010: $104.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $141.8 million of these commitments in 2011.

(iv)           Investment commitments

At June 30, 2011 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $8.3 million (December 31, 2010: $5.7 million) which may all be payable in 2011, depending on the timing of capital calls.

(v)           Capital commitments

At June 30, 2011 the Company had committed to spend $76.0 million (December 31, 2010: $76.0 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)           Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range the Company records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially before the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At June 30, 2011 provisions for litigation losses, insurance claims and other disputes totaled $43.4 million (December 31, 2010: $33.8 million).

Specific

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. (“Sandoz”); Amneal Pharmaceuticals LLC (“Amneal”); Watson Laboratories, Inc.; Roxane Laboratories, Inc. (“Roxane”); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”).  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire’s VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively “Mylan”).  The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months.

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated.  The previously scheduled Markman hearing was cancelled by the Court and has not been rescheduled. No trial date has been set.

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc. (“Impax”). Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing has been scheduled for May 2, 2012. No trial date has been set.

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents.  In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of

New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA.  A Markman hearing has been scheduled for June 7, 2012. A trial is scheduled to start on September 16, 2013.

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  No trial date has been set.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010 and in Germany on April 20, 2010 alleging that Shire’s enzyme replacement therapy (“ERT”) for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010.  Mt. Sinai sought injunctions against the use of REPLAGAL in these jurisdictions until expiration of the patent. Mt. Sinai has been granted Supplementary Protection Certificates (“SPC”) in respect of the patent in certain EU countries (including Sweden and Germany) which, where granted, extends the patent until August 2016. Where no SPC has been granted, the patent expires November 2013.

Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office (“EPO”) on July 23, 2010 and commenced invalidity proceedings in the UK on December 8, 2010. Mt. Sinai has counterclaimed alleging infringement in the UK proceedings.  A hearing date has not been set for the EPO opposition or Swedish law suit.  The UK hearing date is scheduled for May 2012.

On January 18, 2011 the German Court found that REPLAGAL infringes Mt. Sinai’s patent, and granted Mt Sinai’s request for an injunction. Shire has appealed this decision, but no hearing date has been set. As a result of the supply shortage for the only other ERT for Fabry Disease, Mt. Sinai had undertaken not to enforce the injunction in Germany prior to September 30, 2011 and on June 30, 2011, as a result of the on-going supply shortage of the other ERT, Mt. Sinai has extended its undertaking until December 31, 2011.

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan-Matrix”); and Natco Pharma Limited (“Natco”). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the Southern District of New York against each of Barr, Mylan-Matrix and Natco for infringement of certain of Shire’s FOSRENOL patents. A Markman hearing was held on June 17, 2010.  In April 2011, Shire and Barr reached a settlement which provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement. As a result of the settlement, the lawsuit against Barr was subsequently dismissed. The lawsuit against Mylan-Matrix has been dismissed, and consequently, Mylan-Matrix may enter the market upon FDA approval of its version of generic FOSRENOL.  No trial date has been set with respect to Natco and a stay of approval of up to 30 months remains in effect.

In December 2010, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL.  The notice was from Alkem Laboratories Ltd. (“Alkem”).  Within the requisite 45 day period, Shire filed lawsuits in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

LIALDA

In May 2010 Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. The notice was received from Zydus Pharmaceuticals USA, Inc. (“Zydus”). Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. A Markman hearing is scheduled for April 26, 2012.  A trial is scheduled for October 8, 2012.

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.   Shire’s ability to supply this product is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient.  Impax is seeking specific performance, equitable relief and damages. Shire has filed a counterclaim against Impax seeking damages and a declaratory judgment that Shire has satisfied its obligations under the supply contract.  A trial is scheduled for January 9, 2012.

In February 2011, Shire was notified that an ANDA was submitted under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. The notice was received from Watson Laboratories, Inc. (“Watson Laboratories”).  This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories to sell the products covered in Watson Laboratories’ new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents, short-term debt and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds Sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2011 the average interest rate received on cash and cash equivalents was less than 1% per annum. The largest proportion of these cash and cash equivalents were in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on the Company’s $1,100 million principal amount of convertible bonds due 2014.

During the six months to June 30, 2011 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Market risk of investments

At June 30, 2011 the Company had investments of $125.7 million, comprising available-for-sale investments being principally equity investments in publicly quoted companies ($107.5 million), equity method investments ($9.3 million) and cost method investments in private companies ($8.9 million). The investments in available-for-sale securities and equity method investments, for certain investment funds which contain a mixed portfolio of public and private investments, are exposed to market risk. No financial instruments or derivatives have been employed to hedge this risk.

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

The Company’s revenues from product sales are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2010 there were two customers in the US who accounted for 44% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered minimal. The Company has taken steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures.

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

At June 30, 2011 the Company had 22 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:

		Fair value	Fair value
		June 30,	December 31,
		2011	2010
		$’M	$’M
Assets	Prepaid expenses and other current assets	1.1	3.7
Liabilities	Other current liabilities	4.1	2.7

Net losses/gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
Six months to		June 30,	June 30,
		2011	2010
		$’M	$’M
Foreign exchange contracts	Other income, net	(2.6)	38.5

These net foreign exchange (losses)/gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

15.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

At June 30, 2011 and December 31, 2010 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At June 30, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	107.5	107.5	107.5	-	-
Contingent consideration receivable (2)	53.1	53.1	-	-	53.1
Foreign exchange contracts	1.1	1.1	-	1.1	-

Financial liabilities:
Foreign exchange contracts	4.1	4.1	-	4.1	-

		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-	-	61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration receivable
2011
$'M

Balance at January 1,	61.0
Loss recognized in the income statement due to change in fair value during the period	(3.5)
Reclassification of amounts due from Noven to Other receivables within Other current assets	(9.2)
Foreign exchange translation recorded to other comprehensive income	4.8

Balance at June 30,	53.1

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at June 30, 2011 and December 31, 2010 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,283.9	1,100.0	1,139.8
Building financing obligation	8.4	9.4	8.4	8.2

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and drawings under the RCF approximate to fair value because of the short-term maturity of these amounts.

16.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	$’M	$’M	$’M	$’M
Amounts attributable to Shire plc shareholders
Numerator for basic earnings per share	205.5	160.5	416.8	326.2
Interest on convertible bonds, net of tax	8.4	8.4	16.8	16.8
Numerator for diluted earnings per share	213.9	168.9	433.6	343.0

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(1)	552.3	546.6	551.1	545.7
Effect of dilutive shares:
Share based awards to employees(2)	9.3	10.2	10.3	10.2
Convertible bonds 2.75% due 2014(3)	33.5	33.2	33.4	33.2
Diluted	595.1	590.0	594.8	589.1

(1) Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(2) Calculated using the treasury stock method.
(3) Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share awards(1)	2.9	8.1	3.8	8.1

(1) Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) satisfaction of the required performance/market conditions cannot be measured until the conclusion of the performance period.

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

	SP	HGT	All Other	Total
3 months to June 30, 2011	$’M	$’M	$’M	$’M
Product sales	676.7	316.6	-	993.3
Royalties	51.8	-	11.6	63.4
Other revenues	4.7	0.2	1.3	6.2
Total revenues	733.2	316.8	12.9	1,062.9

Cost of product sales(1)	94.1	49.6	-	143.7
Research and development(1)	105.1	71.8	-	176.9
Selling, general and administrative(1)	294.7	91.9	53.7	440.3
Loss on sale of product rights	2.2	-	-	2.2
Reorganization costs	2.7	-	4.8	7.5
Integration and acquisition costs	9.0	-	-	9.0
Total operating expenses	507.8	213.3	58.5	779.6
Operating income/(loss)	225.4	103.5	(45.6)	283.3

Total assets	3,555.3	1,875.9	734.4	6,165.6
Long-lived assets(2)	174.9	691.1	42.9	908.9
Capital expenditure on long-lived assets(2)	18.2	27.4	5.3	50.9

(1)
Depreciation from manufacturing plants ($10.5 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($6.1 million) is included in Research and development; and all other depreciation and amortization ($51.8 million) is included in Selling, general and administrative.

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

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	All Other	Total
6 months to June 30, 2011	$’M	$’M	$’M	$’M
Product sales	1,292.8	589.8	-	1,882.6
Royalties	89.3	-	47.7	137.0
Other revenues	12.3	0.5	2.7	15.5
Total revenues	1,394.4	590.3	50.4	2,035.1

Cost of product sales(1)	176.0	92.2	-	268.2
Research and development(1)	207.8	147.0	-	354.8
Selling, general and administrative(1)	561.3	172.0	109.9	843.2
Loss on sale of product rights	3.5	-	-	3.5
Reorganization costs	5.0	-	8.0	13.0
Integration and acquisition costs	2.6	-	-	2.6
Total operating expenses	956.2	411.2	117.9	1,485.3
Operating income/(loss)	438.2	179.1	(67.5)	549.8

Total assets	3,555.3	1,875.9	734.4	6,165.6
Long-lived assets(2)	174.9	691.1	42.9	908.9
Capital expenditure on long-lived assets(2)	23.1	63.8	7.9	94.8

(1)
Depreciation from manufacturing plants ($18.2 million) and amortization of favorable manufacturing contracts ($0.9 million) is included in Cost of product sales; depreciation of research and development assets ($10.8 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($102.4 million) is included in Selling, general and administrative.

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

Significant events in the three months to June 30, 2011 and recent developments

Products

FIRAZYR – for the treatment of hereditary angioedema (“HAE”)

•
On June 23, 2011 Shire announced that the Pulmonary-Allergy Drugs Advisory Committee to the US Food and Drug Administration (“FDA”) recommended, by a vote of twelve to one, that the efficacy and safety data for FIRAZYR provides substantial evidence to support approval of FIRAZYR for the treatment of acute attacks of HAE in patients 18 years and older. In addition, by a vote of eleven to one, with one abstention, the Committee recommended self-administration of the drug by patients. Shire has been assigned an action date of August 25, 2011 under the Prescription Drug User Fee Act.

REPLAGAL – for the treatment of Fabry disease

•
On June 24, 2011 Shire announced that the European Medicines Agency has approved the purification of REPLAGAL drug substance at its new manufacturing facility in Lexington, MA. REPLAGAL is the first product that will be made available to patients from the new facility. With this approval, Shire now has two approved facilities for the production of HGT products – Alewife, which is located in Cambridge, MA, and the new Lexington facility. This provides increased manufacturing flexibility for REPLAGAL.

VPRIV – for the treatment of Type 1 Gaucher disease

•
Shire’s continuing priority is to ensure long-term, uninterrupted treatment for patients with Type I Gaucher disease with VPRIV at the approved dose and frequency prescribed by their physician. Shire continues to meet all requested demand for VPRIV globally and continues to supply the product to new patients - either naïve to therapy or those switching from different therapies. Shire can continue to meet all anticipated demand for VPRIV globally. We are working to obtain approval of the new manufacturing facility in Lexington for VPRIV which will provide substantial additional manufacturing capacity. Process validation runs are currently ongoing.

INTUNIV – for the treatment of attention deficit and hyperactivity disorder (“ADHD”)

•
On April 4, 2011, following approval by the FDA on February 28, 2011, Shire launched once-daily INTUNIV extended-release tablets as adjunctive therapy to stimulants for the treatment of ADHD in children and adolescents aged 6 to 17 as part of a total treatment program.

MEZAVANT – for the treatment of ulcerative colitis

•
On June 7, 2011 following approval by Health Canada on February 10, 2011, Shire announced the launch of MEZAVANT for the new expanded indication to include maintenance of clinical and endoscopic remission (mucosal healing) in patients with ulcerative colitis. MEZAVANT is the first and only once-daily treatment indicated in Canada for this expanded indication, which was approved following MEZAVANT's demonstrated efficacy and long-term safety profile during maintenance clinical trials of up to 12 months.

LIALDA – for the treatment of ulcerative colitis

•
On July 14, 2011 the FDA approved LIALDA for the maintenance of remission in patients with ulcerative colitis. This approval is based on results from a six-month study demonstrating the safety and effectiveness of LIALDA in maintaining endoscopic remission in adult patients. This approval follows the previous indication of LIALDA approved by the FDA in 2007 for the induction of remission in patients with active, mild to moderate ulcerative colitis.

DERMAGRAFT – for the treatment of DFU

•	On March 21, 2011, prior to acquisition by Shire, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Pipeline

DERMAGRAFT – for the treatment of Venous Leg Ulcers (“VLU”)

•	A pivotal Phase 3 clinical trial to assess the efficacy and safety of DERMAGRAFT in treating VLU is ongoing.

Guanfacine Carrier Wave, for the treatment of various Central Nervous System (“CNS”) disorders

•
An improved lead candidate has been selected for development and a Phase 1 program has been initiated to determine safety and tolerability of this compound. The ongoing Phase 1 program will be supportive of potentially three different CNS-related indications: ADHD, hyperactivity in Autism Spectrum Disorder and Paediatric Anxiety.

OTHER SECOND QUARTER DEVELOPMENTS

Acquisition of ABH

•
On June 28, 2011 Shire announced that it had completed the acquisition of ABH for a cash purchase price of $739 million. A strong strategic fit for Shire, this acquisition combines ABH’s experience and commercial capability in regenerative medicine with Shire’s strengths and expertise in human cell biological manufacturing. It also creates a new strategic platform based on tissue regeneration using cell-based therapies and adds DERMAGRAFT, a leading US marketed product for DFU, to Shire’s portfolio. There are also further growth prospects for DERMAGRAFT through a potential expanded indication for VLU.

Legal Proceedings

VYVANSE– for the treatment of ADHD

•
In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz; Amneal; Watson Laboratories, Inc.; Roxane; Mylan; and Actavis. Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire’s VYVANSE patents against all the ANDA filers. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months.

BOARD CHANGES

On July 27, 2011, Shire announced that Susan Kilsby will join the Shire Board of Directors from September 1, 2011.  On joining the Board Susan will become a member of the Company’s Audit, Compliance and Risk Committee. Susan has a distinguished global career in investment banking, most recently with Credit Suisse, where she was Chairman of the EMEA Mergers & Acquisitions team.

In addition, current Board Directors Bill Burns and David Stout will join the Nomination Committee and Remuneration Committee respectively with immediate effect.

DIVIDEND

In respect of the six months ended June 30, 2011, the Board resolved to pay an interim dividend of 2.48 US cents per Ordinary Share (2010: 2.25 US cents per Ordinary share).

Dividend payments will be made in Pounds Sterling to ordinary shareholders and in US Dollars to holders of ADSs. A dividend of 1.52 pence per ordinary share (an increase of 8% compared to 2010: 1.41 pence) and 7.44 US cents per ADSs (an increase of 10% compared to 2010: 6.75 US cents) will be paid on October 6, 2011 to persons whose names appear on the register of members of Shire at the close of business on September 9, 2011.

Research and development

Products in registration as at June 30, 2011

LIALDA for the maintenance of remission in ulcerative colitis in the US

On June 14, 2010 Shire submitted a supplemental New Drug Submission (“sNDA”) to the FDA to seek approval for LIALDA for the maintenance of remission of ulcerative colitis. The product was indicated for the maintenance of remission in patients who have ulcerative colitis on approval in the EU and has recently been approved in Canada.  On July 14, 2011 the FDA approved LIALDA for the maintenance of remission in patients with ulcerative colitis. This approval is based on the demonstration of the safety and effectiveness of LIALDA in maintaining endoscopic remission in adult patients in a six-month clinical trial. This approval follows the previous indication of LIALDA approved by the FDA in 2007 for the induction of remission in patients with active, mild to moderate ulcerative colitis.

FIRAZYR in HAE in the US

Prior to its acquisition by Shire, Jerini received a not approvable letter for FIRAZYR for use in the US from the FDA in April 2008. Shire agreed with the FDA that an additional clinical study would be required before approval could be considered and that a complete response would be filed after completion of this study. Shire submitted a complete response to the not approvable letter for FIRAZYR, and on March 21, 2011 Shire announced that the FDA has assigned a Prescription Drug User Fee Act date of August 25, 2011 for the review of the New Drug Application (“NDA”). On June 23, 2011 Shire announced that the Pulmonary-Allergy Drugs Advisory Committee to the FDA gave a recommendation that the efficacy and safety data provides substantial evidence to support approval of FIRAZYR for the treatment of acute attacks of HAE in patients 18 years and older. In addition, by a vote of eleven to one, with one abstention, the Committee recommended self-administration of the drug by patients.

DERMAGRAFT – for the treatment of DFU

On March 21, 2011, prior to acquisition by the Company, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Products in clinical development as at June 30, 2011

Phase 3

VYVANSE for the treatment of ADHD in the EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of a Marketing Authorization Approval (“MAA”) for VYVANSE in certain countries in Europe in 2011.

VYVANSE for the treatment of inadequate response in Major Depressive Disorder (“MDD”)

Shire expects to initiate a Phase 3 program to assess the efficacy and safety of VYVANSE as adjunctive therapy in patients with MDD in the second half of 2011, following the completion of health authority meetings to establish the development program parameters.

INTUNIV for the treatment of ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of an MAA for INTUNIV in certain countries in Europe in 2014.

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

RESOLOR for the treatment of opioid-induced constipation

A Phase 3 clinical program to assess the safety and efficacy of RESOLOR in the treatment of opioid-induced constipation in patients with chronic, non-cancer pain was initiated in 2010 and is ongoing.

DERMAGRAFT – for the treatment of Venous Leg Ulcers (“VLU”)

A pivotal Phase 3 clinical trial to assess the efficacy and safety of DERMAGRAFT in treating VLU is ongoing.   If successful, submission of a supplement to the existing Pre-market Approval (“PMA”) to the FDA is targeted for the first quarter of 2012.

XAGRID for the treatment of essential thrombocythaemia (“ET”) in Japan

A Phase 3 clinical program has been initiated to assess the safety and efficacy of XAGRID in adult ET patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

Phase 2

VYVANSE for the treatment of Negative Symptoms of Schizophrenia (“NSS”)

Based on discussions with regulatory agencies regarding potential development pathways for VYVANSE as a possible NSS treatment option, Phase 3 studies could begin in 2012.

VYVANSE for the treatment of Excessive Daytime Sleepiness (“EDS”)

Based on discussions with regulatory agencies regarding potential development pathways for VYVANSE as a possible EDS treatment option, Phase 3 studies could begin in 2012.

VYVANSE for the treatment of other non ADHD indications in adults

Shire is conducting Phase 2 pilot clinical trials to assess the efficacy and safety of VYVANSE for the treatment of cognitive impairment in depression and Binge Eating Disorder.

SPD - 556 for the treatment of ascites

SPD - 556 (M0002) is a selective Vasopressin V2 receptor antagonist for the treatment of ascites.  This compound is ready for Phase 2 clinical trials.

SPD - 557 for the treatment of refractory gastroesophageal reflux disease

SPD - 557 (M0003) is a selective 5-HT4 receptor agonist. An exploratory Phase 2 program to investigate the effect of the product on reflux episodes in patients currently treated with proton pump inhibitors was initiated in the fourth quarter of 2010.

HGT - 4510 for DMD

HGT- 4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The lead ActRIIB drug candidate, HGT- 4510 is in development for the treatment of patients with DMD. The Phase 2a trial is on hold and clinical safety is under review. This product has been granted orphan designation in the US and the EU.

Phase 1

Guanfacine Carrier Wave, (“GCW”) for the treatment of various CNS disorders

An improved lead candidate has been selected for development and a Phase 1 program has been initiated to determine safety and tolerability of this compound.  The ongoing Phase 1 program will be supportive of potentially three different CNS-related indications: ADHD, hyperactivity in Autism Sprectrum Disorder and Pediatric Anxiety.

SPD 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients

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

HGT - 2310 for the treatment of Hunter syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT (intrathecal delivery)

HGT-2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010. This trial is ongoing. This product has been granted orphan designation in the US.

HGT- 1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010. This trial is ongoing.

Products in pre-clinical development as at June 30, 2011

HGT-1110 - for the treatment of Metachromatic Leukodystrophy

Pre-clinical development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing. The Company has submitted clinical trial applications to several European regulatory authorities. This product has been granted orphan drug designation in the US and the EU.

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT areas, including programs using Carrier Wave technology, which are primarily focused in the CNS area. More data on these programs is expected throughout 2011.

Development projects discontinued in 2011

The Company has discontinued the following development projects which were previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

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

Results of operations for the three months to June 30, 2011 and 2010

Financial highlights for the three months to June 30, 2011 are as follows:

•
Product sales were up 30% to $993 million (2010: $764 million) as strong growth continued through the second quarter, assisted in part by favorable foreign exchange. On a Non-GAAP CER(1) basis, product sales were up 26%.

Product sales excluding ADDERALL XR increased by $163 million (up 24%) compared to the second quarter of 2010, particularly driven by VYVANSE (up 26% to $186 million), LIALDA/MEZAVANT (up 43% to $99 million), REPLAGAL (up 46% to $120 million) and VPRIV (up 121% to $63 million).

Product sales in the second quarter of 2011 benefited from an exceptionally strong quarterly performance from ADDERALL XR up $67 million (up 83%) to $147 million, principally due to significantly lower sales rebates (as a percentage of sales) in the second quarter of 2011 compared to the same period in 2010, primarily driven by the mix of customer sales.

•
Operating income was up 26% to $283 million (2010: $224 million), due to higher total revenues in the quarter, partially offset by higher operating expenses, as the Company continues to invest in targeted R&D programs and to incur higher SG&A expenditure to support the continued growth and planned product launches.

•	Diluted earnings per ADS increased by 26% to 108c (2010: 86c), principally due to higher operating income.

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2011 product sales and revenues restated using 2010 average foreign exchange rates to 2010 actual product sales and revenues. Average exchange rates for the three and six months to June 30, 2011 were $1.63:£1.00 and $1.44:€1.00 (2010: $1.49:£1.00 and $1.27:€1.00) and $1.62:£1.00 and $1.40:€1.00 (2010: $1.53:£1.00 and $1.33:€1.00) respectively.

Results of operations for the three months to June 30, 2011 and 2010

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2011	2010	change
	$'M	$'M	%
Product sales	993.3	764.3	+30
Royalties	63.4	82.7	-23
Other revenues	6.2	2.4	+158
Total	1,062.9	849.4	+25

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP	US prescription		Exit market
	2011	2010	growth	CER growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
ADHD
VYVANSE	185.9	148.0	+26	+25	+21		15
ADDERALL XR	146.9	80.4	+83	+82	+16		8
INTUNIV	59.6	51.2	+16	+16	+88		4
EQUASYM	5.9	8.2	-28	-36	n/a		n/a	3
DAYTRANA	-	16.3	n/a	n/a	n/a		n/a

Gastrointestinal ("GI")
LIALDA / MEZAVANT	99.2	69.6	+43	+41	+8		20
PENTASA	65.8	60.6	+9	+9	-3		15
RESOLOR	1.6	-	n/a	n/a	n/a	3	n/a	3

Regenerative Medicine
DERMAGRAFT	2.0	-	n/a	n/a	n/a	2	n/a	2

General Products
FOSRENOL	45.3	45.1	-	-5	-13		6
XAGRID	23.2	21.6	+7	-4	n/a		n/a	2
CARBATROL	16.7	23.0	-27	-27	-17		10
Other product sales	24.6	27.3	-10	-17	n/a		n/a
	676.7	551.3	+23
HGT
ELAPRASE	127.8	99.8	+28	+20	n/a	2	n/a	2
REPLAGAL	119.9	81.9	+46	+32	n/a	3	n/a	3
VPRIV	63.3	28.7	+121	+110	n/a	2	n/a	2
FIRAZYR	5.6	2.6	+115	+89	n/a	3	n/a	3
	316.6	213.0	+49
Total product sales	993.3	764.3	+30

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended June 30, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the second quarter of 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

The growth in VYVANSE product sales resulted from higher prescription demand, due to growth in the US ADHD market and increases to VYVANSE’s share of that market, in addition to the effect of price increases taken since the second quarter of 2010. These positive factors were partially offset by higher sales deductions in the second quarter of 2011 compared to the same period in 2010, primarily due to a change in the estimate of VYVANSE inventory in the US retail pipeline, which increased sales rebates in the quarter.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

Product sales grew at a faster rate than US prescription demand due to the effect of significantly lower sales deductions as a percentage of branded gross sales together with the effect of a price increase taken since the second quarter of 2010. Sales deductions were at 59% in the second quarter of 2011 compared to 74% in the second quarter of 2010, which was notably above the average sales deduction levels experienced in other quarters in 2010.

Sales deductions as a percentage of gross product sales decreased in the second quarter of 2011 primarily due to the mix of customer sales affecting the rebate calculation. We expect ADDERALL XR’s sales deductions to be closer to the 65-70% range for the remainder of the year.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV prescription demand continues to grow strongly, up 88% compared to the second quarter of 2010. The growth in product sales was less than US prescription demand due to higher sales deductions in the second quarter of 2011 compared to the second quarter of 2010, and the inclusion in the second quarter of 2010 product sales of previously deferred revenues relating to launch stocking shipments made in 2009.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales continued to grow in the second quarter of 2011, driven primarily by increased US prescription demand due to higher US market share, the effect of price increases taken since the second quarter of 2010 and stocking in the second quarter of 2011 compared to destocking in the second quarter of 2010.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL were flat as the effect of price increases taken since the second quarter of 2010 and positive foreign exchange offset lower US prescription demand due to a fall in market share. On a Non-GAAP CER basis sales were down quarter on quarter by 5%.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was driven by increased volumes across all regions in which ELAPRASE is sold and the timing of large orders from certain markets which order less frequently falling in the second quarter of 2011 rather than the first quarter of 2011. Reported ELAPRASE sales also benefited from favorable foreign exchange, due to the weaker US dollar in the second quarter of 2011 compared to the second quarter of 2010.

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients, being both naïve patients and switches from the competing ERT product. Reported REPLAGAL sales also benefited from favourable foreign exchange, due to the weaker US dollar in the second quarter of 2011 compared to the second quarter of 2010.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV has seen significant growth since its approval in the US in the first quarter of 2010 and in Europe in the third quarter of 2010. Growth in patients being treated with VPRIV continues and we are progressing with our launch plans in countries across Europe. Reported VPRIV sales also benefited from favourable foreign exchange, due to the weaker US dollar in the second quarter of 2011 compared to the second quarter of 2010.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2011	2010	Change
	$'M	$'M	%
ADDERALL XR	26.9	27.5	-2
FOSRENOL	12.4	6.0	+107
3TC and ZEFFIX	11.3	38.1	-70
Others	12.8	11.1	+15
Total	63.4	82.7	-23

Royalty income decreased in the second quarter of 2011 compared to the second quarter of 2010 as higher royalties on FOSRENOL were more than offset by lower royalties from 3TC and Zeffix.

Royalty income from 3TC and Zeffix continues to be adversely impacted by increased competition from other products. Additionally, for certain territories in the second quarter of 2011 Shire did not recognise 3TC royalties for the current quarter, and reversed 3TC royalty income recognised in the prior two quarters, due to a difference of opinion between GSK and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. GSK and Shire are holding discussions in order to clarify this discrepancy.

FOSRENOL royalties increased in the second quarter of 2011 due to higher demand for the product by Shire’s Japanese partner given supply issues of a competitor resulting from the earthquakes earlier in 2011.

Cost of product sales

Cost of product sales increased to $143.7 million for the three months to June 30, 2011 (14% of product sales), up from $119.1 million in the corresponding period in 2010 (2010: 16% of product sales). The cost of product sales as a percentage of product sales decreased in the second quarter of 2011 compared to the same period in 2010, due to product sales growth from higher margin products and improved margins from Shire’s ADHD products.

For the three months to June 30, 2011 cost of product sales included depreciation of $10.5 million (2010: $9.8 million) and amortization of $0.4 million (2010: $0.4 million).

R&D

R&D expenditure increased to $176.9 million for the three months to June 30, 2011 (18% of product sales), compared to $147.0 million in the corresponding period in 2010 (19% of product sales), due to increased investment in a number of targeted R&D programs, including Sanfilippo A and other early stage development programs, continued investment in new uses for VYVANSE and the inclusion of a full quarter's spend on RESOLOR which was not incurred in the second quarter of 2010. R&D expenditure was also impacted by adverse foreign exchange of approximately $7 million in the second quarter of 2011 compared to the same period in 2010.

R&D in the three months to June 30, 2011 also included depreciation of $6.1 million (2010: $3.5 million).

SG&A

SG&A expenses increased to $440.3 million (44% of product sales) for the three months to June 30, 2011 from $354.4 million (46% of product sales) in the corresponding period in 2010, as the Company supported its continued product growth and planned product launches. Additionally, SG&A increased in the second quarter of 2011 due to the inclusion of costs for Movetis and the international commercial hub in Switzerland which were not incurred in the second quarter of 2010. SG&A expenditure was also impacted by adverse foreign exchange of approximately $20 million in the second quarter of 2011 compared to the same period in 2010.

For the three months to June 30, 2011 SG&A included depreciation of $15.1 million (2010: $16.6 million) and amortization of $36.7 million (2010: $33.8 million).

Reorganization costs

For the three months to June 30, 2011 the Company recorded reorganization costs of $7.5 million (2010: $8.6 million) relating to the transfer of manufacturing from its Owings Mills facility and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the three months to June 30, 2011 Shire recorded integration and acquisition costs of $9.0 million (2010: $nil), relating to the acquisition and integration of ABH ($6.9 million) and the integration of Movetis ($2.1 million).

Interest expense

For the three months to June 30, 2011 the Company incurred interest expense of $9.9 million (2010: $8.3 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months to June 30, 2011 the effective tax rate was 25% (2010: 25%).

Although the effective rate of tax in the three months to June 30, 2011 compared to the same period in 2010 remained at a consistent level, the effective rate of tax in the second quarter of 2011 benefited from favourable changes in profit mix, offset by the impact of a change in the effective tax rate for deferred tax liabilities for Movetis and the impact of the settlement of certain tax audits in relation to a prior year.

Results of operations for the six months to June 30, 2011 and 2010

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2011	2010	change
	$'M	$'M	%
Product sales	1,882.6	1,482.4	+27
Royalties	137.0	178.0	-23
Other revenues	15.5	5.1	+204
Total	2,035.1	1,665.5	+22

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2011	2010	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Specialty Pharmaceuticals
ADHD
VYVANSE	388.2	302.4	+28	+28	+22		15
ADDERALL XR	258.1	172.2	+50	+49	+14		8
INTUNIV	101.5	85.7	+18	+18	+114		4
EQUASYM	10.5	10.6	-1	-7	n/a		n/a	3
DAYTRANA	-	34.7	n/a	n/a	n/a		n/a

GI
LIALDA / MEZAVANT	186.3	133.2	+40	+39	+10		20
PENTASA	130.3	118.8	+10	+10	-2		15
RESOLOR	2.5	-	n/a	n/a	n/a		n/a	3

Regenerative Medicine
DERMAGRAFT	2.0	-	n/a	n/a	n/a	2	n/a	2

General Products
FOSRENOL	86.5	92.1	-6	-9	-13		6
XAGRID	45.9	45.0	+2	-4	n/a		n/a	2
CARBATROL	33.3	43.1	-23	-23	-13		10
Other product sales	47.7	54.8	-13	-18	n/a		n/a
	1,292.8	1,092.6	+18
Human Genetic Therapies
ELAPRASE	231.3	200.6	+15	+11	n/a	2	n/a	2
REPLAGAL	225.3	149.9	+50	+42	n/a	3	n/a	3
VPRIV	122.3	34.5	+254	+246	n/a	2	n/a	2
FIRAZYR	10.9	4.8	+127	+111	n/a	3	n/a	3
	589.8	389.8	+51
Total product sales	1,882.6	1,482.4	+27

(1)	Data provided by IMS NPA. Exit market share represents the average monthly US market share in the month ended June 30, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the six months to June 30, 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

The growth in VYVANSE product sales resulted from higher prescription demand, due to growth in the US ADHD market and increases to VYVANSE’s share of that market, in addition to the effect of price increases taken since the first half of 2010. These positive effects were partially offset by higher sales deductions in the first half of 2011, compared to the first half of 2010, including the effect of a change in the estimate of VYVANSE inventory in the US retail pipeline which increased sales rebates in the first half of 2011.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

Product sales grew at a faster rate than US prescription demand due to the effect of a price increase taken early in the first half of 2011, the effects of higher stocking in the first half of 2011, and lower sales deductions as a percentage of branded gross sales (61% in the first half of 2011 compared to 69% in the same period in 2010).

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV prescription demand continues to grow strongly, up 114% compared to the first half of 2010. The growth in product sales was less than the increase in prescription demand due to higher sales deductions in the first half of 2011 compared to the same period in 2010, and the inclusion in first half 2010 product sales of previously deferred revenue relating to initial stocking shipments made in 2009.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales continued to grow in the first half of 2011, driven primarily by increased US prescription demand due to higher US market share, the effect of price increases taken since the first half of 2010 and stocking in the second quarter of 2011.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

The growth in PENTASA product sales was driven by price increases taken since the first half of 2010, which more than offset the decline in US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the EU decreased primarily due to mandatory price reductions taken in the second quarter of 2010. Product sales of FOSRENOL in the US decreased slightly due to lower US prescription demand and higher sales deductions in the first half of 2011 compared to the first half of 2010.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was primarily driven by increased volumes across all regions in which ELAPRASE is sold. Reported ELAPRASE sales also benefited from favorable foreign exchange, due to the weaker US dollar in the first half of 2011 compared to the same period in 2010.

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients being both naïve patients and switches from the competing ERT product. REPLAGAL sales also benefited from favourable foreign exchange, due to the weaker US dollar in first half of 2011 compared to the same period in 2010.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV has seen significant growth since its approval in the US in the first quarter of 2010 and in Europe in the third quarter of 2010. Growth in patients being treated with VPRIV continues and we are progressing with our launch plans in countries across Europe. Reported VPRIV sales also benefited from favourable foreign exchange, due to the weaker US dollar in the first half of 2011 compared to the same period in 2010.

FIRAZYR – HAE

Product sales grew in line with increased volumes across markets in Europe as more patients are treated with FIRAZYR. FIRAZYR is the first new product for HAE in Europe in 30 years and has orphan exclusivity for acute attacks of HAE in adults in the EU until 2018.

Royalties

The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2011	2010	Change
	$'M	$'M	%
3TC and ZEFFIX	46.8	74.7	-37
ADDERALL XR	43.7	68.3	-36
FOSRENOL	20.5	11.1	+85
Other	26.0	23.9	+9
Total	137.0	178.0	-23

Royalty income decreased in the first half of 2011 compared to the first half of 2010 as lower royalties on ADDERALL XR and 3TC and ZEFFIX more than offset higher royalty income from FOSRENOL.

Royalty income from 3TC and Zeffix continues to be adversely impacted by increased competition from other products. Additionally, for certain territories in the second quarter of 2011 Shire did not recognise 3TC royalties for the current quarter, and reversed 3TC royalty income recognised in the prior two quarters, due to a difference of opinion between GSK and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. GSK and Shire are holding discussions in order to clarify this discrepancy.

FOSRENOL royalties increased in the first half of 2011 due to higher demand for the product by Shire’s Japanese partner given supply issues of a competitor resulting from the earthquakes earlier in 2011.

Cost of product sales

Cost of product sales increased to $268.2 million for the six months to June 30, 2011 (14% of product sales), up from $221.0 million in the corresponding period in 2010 (2010: 15% of product sales). The cost of product sales as a percentage of product sales decreased in the first half of 2011 compared to the same period in 2010, due to product sales growth from higher margin products and lower costs incurred on the transfer of manufacturing from Owings Mills.

For the six months to June 30, 2011 cost of product sales included depreciation of $18.2 million (2010: $18.4 million) and amortization of $0.9 million (2010: $0.9 million).

R&D

R&D expenditure increased to $354.8 million for the six months to June 30, 2011 (19% of product sales), compared to $278.0 million in the corresponding period in 2010 (19% of product sales), due to increased investment in a number of targeted R&D programs, including Sanfilippo A and other early stage development programs, continued investment in new uses for VYVANSE and the inclusion of spend on RESOLOR which was not included in the first half of 2010. R&D expenditure was also impacted by adverse foreign exchange of approximately $8 million in the first half of 2011 compared to the same period in 2010.

R&D in the six months to June 30, 2011 also included depreciation of $10.8 million (2010: $7.2 million).

SG&A

SG&A expenses increased to $843.2 million (45% of product sales) for the six months to June 30, 2011 from $714.3 million (48% of product sales) in the corresponding period in 2010, as the Company supported its continued product sales growth and planned product launches. Additionally, SG&A increased in 2011 due to the inclusion of costs for Movetis and the establishment of the Company’s international commercial hub in Switzerland which were not incurred in the first half of 2010. SG&A expenditure was also impacted by adverse foreign exchange of approximately $23 million in the first half of 2011 compared to the same period in 2010.

For the six months to June 30, 2011 SG&A included depreciation of $29.7 million (2010: $32.9 million) and amortization of $72.7 million (2010: $68.4 million).

Reorganization costs

For the six months to June 30, 2011 the Company recorded reorganization costs of $13.0 million (2010: $13.6 million) relating to the transfer of manufacturing from its Owings Mills facility and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the six months to June 30, 2011 Shire recorded integration and acquisition costs of $2.6 million (2010: $0.6 million), relating to the acquisition and integration of ABH ($6.9 million), the integration of Movetis ($3.9 million), offset by an adjustment to contingent consideration payable for EQUASYM ($8.2 million).

Interest expense

For the six months to June 30, 2011 the Company incurred interest expense of $19.1 million (2010: $17.3 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. During the six months to June 30, 2011 the effective tax rate was 22% (2010: 25%). The effective rate of tax in the first half of 2011 was lower than the same period in 2010 due to favourable changes in profit mix, partially offset by the impact of a change in the effective tax rate for deferred tax liabilities for Movetis.

Financial condition at June 30, 2011 and December 31, 2010

Cash & Cash equivalents

Cash and cash equivalents decreased by $406.0 million to $144.6 million (December 31, 2010: $550.6 million). Cash generated by operating activities of $485.5 million was offset by the cost of acquiring ABH, other capital expenditure, the purchase of shares by the ESOT and the dividend payment.

Accounts receivable, net

Accounts receivable, net increased by $104.7 million to $797.2 million (December 31, 2010: $692.5 million) due to increased total revenues in the six months to June 30, 2011, as days sales outstanding remained constant at 50 days (December 31, 2010: 50 days).

Goodwill

Goodwill has increased by $210.4 million to $612.9 million (December 31, 2010: $402.5 million), principally due to goodwill of $192.5 million arising on the acquisition of ABH and translational foreign exchange gains on non-US dollar denominated goodwill.

Other Intangible assets, net

Other intangible assets have increased by $700.5 million to $2,679.4 million (December 31, 2010: $1,978.9 million), principally due to intangible assets for DERMAGRAFT product technology of $710.0 million acquired with ABH and translational foreign exchange gains on non-US dollar denominated intangible assets, which offset intangible asset amortization charges of $73.6 million.

Convertible bonds – current

Convertible bonds - current have increased by $1,100 million (December 31, 2010: $nil) due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds from non-current to current liabilities in the second quarter of 2011, as exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the ESOT of Shire shares in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the Medicaid rebate legislation in respect of ADDERALL XR Medicaid rebates for periods prior to October 1, 2010; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $144.6 million of cash and cash equivalents at June 30, 2011. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include the Put Option which could require repayment of the bonds in 2012. The bonds are currently trading at above par. The Company does not currently consider it likely that the Put Option will be exercised in 2012. However, as the Company could be required to repay the bonds within twelve months of the balance sheet date, the bonds have been classified as a current liability at June 30, 2011 in accordance with US GAAP. In addition, Shire has a RCF of $1,200 million which matures in 2015, of which $30 million was utilized at June 30, 2011 and repaid in July 2011.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments and lease obligations as they become due over the next twelve months.

The Company anticipates that its operating cash flow together with availability of the RCF would be sufficient to enable repayment of the bonds if the Put Option was exercised in 2012. In lieu of settling any such redemption wholly in cash, the terms of the bonds also permit the Company to deliver the underlying ordinary shares and, if necessary, a cash top-up amount.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	$’M	$’M
Cash and cash equivalents (1)	144.6	550.6
Convertible debt	1,100.0	1,100.0
RCF	30.0	-
Building financing obligation	8.4	8.4
Total debt	1,138.4	1,108.4
Net debt	(993.8)	(557.8)

(1)
Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e. those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc, Shire’s holding company). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2011 increased by $15.6 million to $485.5 million (2010: $469.9 million), as higher cash receipts from product revenues and lower cash tax payments were offset by the significantly higher payments for sales deductions, due to higher rebate levels and timing delays for rebate payments in 2010 following Healthcare Reform in the US, together with higher operating expense payments.

Net cash used in investing activities was $805.9 million in the six months to June 30, 2011, principally relating to the payment of $719.7 million to acquire ABH and expenditure on property, plant and equipment of $95.0 million. Capital expenditure on property, plant and equipment includes $55.7 million on construction work at Lexington Technology Park (“LTP”).

Net cash used in investing activities was $202.7 million in the six months to June 30, 2010. This included cash expenditure on property, plant and equipment of $208.1 million. Capital expenditure on property, plant and equipment includes $121.8 million for the acquisition of new properties and properties occupied under operating leases, and $46.9 million on construction work at LTP.

Net cash used in financing activities was $88.3 million for the six months to June 30, 2011, principally the dividend payment, the purchase of shares by the ESOT and the repayment of debt acquired with ABH, offset by the drawing of the RCF and the tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $89.7 million for the six months to June 30, 2010, including the dividend payment of $49.8 million and $43.1 million to extinguish building finance obligations.

Obligations and commitments

During the six months to June 30, 2011 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 14 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at June 30, 2011 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13 to the condensed consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

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
2.05
Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc. (4)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (5)
3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (6)
4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(7)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (8)
4.03	Form of Ordinary Share Certificate of Shire Limited. (9)
4.04	Form of American Depositary Receipt Certificate of Shire Limited. (10)
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (11)
10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (12)
10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (13)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (14)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (15)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (16)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (17)
10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (18)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (19)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (20)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (21)
10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (22)
10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (23)
10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (24)
10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (25)
10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (26)
10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (27)
10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (28)
10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (29)
10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (30)
10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (31)
10.21	Form of Indemnity Agreement for Directors of Shire Limited. (32)
10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (33)
10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (34)
10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (35)
10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (36)
10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010. (37)
10.27	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (38)
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

31.1	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.
32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.
(4)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 1, 2011.
(5)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.
(6)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 29, 2011.
(7)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.
(8)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.
(9)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.
(10)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.
(11)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.
(12)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.
(13)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.
(14)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.
(15)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.
(16)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.
(17)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.
(18)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.
(19)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.
(20)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.
(22)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.
(23)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.
(24)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.
(25)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.
(26)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.
(27)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.
(28)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.
(29)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.
(30)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.
(31)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.
(32)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.
(33)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.
(34)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.
(35)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.
(36)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.
(37)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.
(38)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Angus Russell
Date: August 8, 2011	Angus Russell Chief Executive Officer

/s/ Graham Hetherington
Date: August 8, 2011	Graham Hetherington Chief Financial Officer