Form 10-Q
period 2011-09-30
Shire plc
filed 2011-11-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2011

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

As at October 28, 2011 the number of outstanding ordinary shares of the Registrant was 562,466,971.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of research, development, approval, reimbursement, manufacturing and commercialization of the Company’s Specialty Pharmaceuticals, Human Genetic Therapies and Regenerative Medicine products, as well as the ability to secure new products for commercialization and/or development; government regulation of the Company’s products; the Company’s ability to manufacture its products in sufficient quantities to meet demand; the impact of competitive therapies on the Company’s products; the Company’s ability to register, maintain and enforce patents and other intellectual property rights relating to its products; the Company’s ability to obtain and maintain government and other third-party reimbursement for its products; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

ADDERALL XR® (mixed salts of a single entity amphetamine)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Therapeutic Products Limited Partnership (“Genzyme”))
CONCERTA® (trademark of Alza Corporation)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (Human Fibroblast-Derived Dermal Substitute)
ELAPRASE® (idursulfase)
EQUASYM® IR (methylphenidate hydrochloride)
EQUASYM® XL (methylphenidate hydrochloride)
FABRAZYME® (trademark of Genzyme)
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

SHIRE PLC
Form 10-Q for the three months to September 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2011	2010
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		276.4	550.6
Restricted cash		21.0	26.8
Accounts receivable, net	4	844.7	692.5
Inventories	5	325.9	260.0
Deferred tax asset		179.0	182.0
Prepaid expenses and other current assets	6	159.3	168.4
Total current assets		1,806.3	1,880.3

Non-current assets:
Investments	7	30.1	101.6
Property, plant and equipment, net		918.8	853.4
Goodwill	8	596.2	402.5
Other intangible assets, net	9	2,561.7	1,978.9
Deferred tax asset		109.5	110.4
Other non-current assets		43.0	60.5
Total assets		6,065.6	5,387.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	10	1,312.7	1,239.3
Convertible bonds	11	1,100.0	-
Deferred tax liability		4.3	4.4
Other current liabilities	12	56.0	49.6
Total current liabilities		2,473.0	1,293.3

Non-current liabilities
Convertible bonds		-	1,100.0
Deferred tax liability		540.4	352.1
Other non-current liabilities	13	97.5	190.8
Total liabilities		3,110.9	2,936.2
Commitments and contingencies	14

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30,	December 31,
		2011	2010
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2010: 1,000 million shares authorized; and 562.2 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,824.5	2,746.4
Treasury stock: 12.5 million shares (2010: 14.0 million shares)		(293.1)	(276.1)
Accumulated other comprehensive income		88.5	85.7
Retained earnings/(accumulated deficit)		279.1	(160.3)
Total equity		2,954.7	2,451.4
Total liabilities and equity		6,065.6	5,387.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,018.4	794.3	2,901.0	2,276.8
Royalties		62.8	76.5	199.8	254.5
Other revenues		4.9	3.5	20.4	8.6
Total revenues		1,086.1	874.3	3,121.2	2,539.9
Costs and expenses:
Cost of product sales (1)		166.5	112.7	434.7	333.7
Research and development(1)		201.5	197.9	556.3	475.9
Selling, general and administrative (1)		452.1	392.4	1,295.3	1,106.7
Loss/(gain) on sale of product rights		0.3	-	3.8	(4.1)
Reorganization costs	3	5.0	9.7	18.0	23.3
Integration and acquisition costs		5.3	5.8	7.9	6.4
Total operating expenses		830.7	718.5	2,316.0	1,941.9

Operating income		255.4	155.8	805.2	598.0

Interest income		0.3	1.0	1.5	1.9
Interest expense		(9.7)	(8.3)	(28.8)	(25.6)
Other income, net		15.6	0.8	15.9	9.0
Total other income/(expense), net		6.2	(6.5)	(11.4)	(14.7)
Income before income taxes and equity in earnings/(losses) of equity method investees		261.6	149.3	793.8	583.3
Income taxes		(69.5)	(52.7)	(187.3)	(160.8)
Equity in earnings/(losses) of equity method investees, net of taxes		0.8	(0.3)	3.2	0.2
Net income		192.9	96.3	609.7	422.7

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.5 million for the three months to September 30, 2011 (2010: $0.4 million) and $1.4 million for the nine months to September 30, 2011 (2010: $1.3 million). Research and development costs include impairment charges of $16.0 million for the three and nine months to September 30, 2011 (2010: $nil). Selling, general and administrative costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $46.4 million for the three months to September 30, 2011 (2010: $73.9 million) and $119.1  million for the nine months to September 30, 2011 (2010: $142.3 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		9 months to		9 months to
		September 30,		September 30,		September 30,		September 30,
	Notes	2011		2010		2011		2010
Earnings per ordinary share - basic

Earnings per ordinary share - basic		35.0	c	17.6	c	110.6	c	77.4	c

Earnings per ordinary share - diluted

Earnings per ordinary share - diluted		33.9	c	17.3	c	106.7	c	76.0	c

Weighted average number of shares (millions):
Basic	17	551.3		547.0		551.2		546.1
Diluted	17	593.8		556.7		595.0		589.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings/ (accumulated deficit) $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	609.7	609.7
Foreign currency translation	-	-	-	-	4.6	-	4.6
Options exercised	-	0.3	0.9	-	-	-	0.9
Share-based compensation	-	-	55.9	-	-	-	55.9

Excess tax benefit associated with exercise of stock options	-	-	21.3	-	-	-	21.3
Shares purchased by Employee Share Ownership Trust ("ESOT")	-	-	-	(126.8)	-	-	(126.8)

Shares released by ESOT to satisfy exercise of stock options	-	-	-	109.8	-	(109.8)	-

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	15.8	-	15.8
Realized gain on divestment of available-for-sale securities, net of taxes	-	-	-	-	(20.0)	-	(20.0)
Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
Dividends	-	-	-	-	-	(60.5)	(60.5)
As at September 30, 2011	55.7	562.5	2,824.5	(293.1)	88.5	279.1	2,954.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2011 Shire plc declared and paid dividends of 10.85 US cents per ordinary share (equivalent to 32.55 US cents per ADS) totalling $60.5 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
		$'M	$'M	$'M	$'M

Net income		192.9	96.3	609.7	422.7
Other comprehensive income:
	Foreign currency translation adjustments	(95.6)	60.9	4.6	(21.3)
	Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.3 million, $nil, $0.2 million and $2.6 million)	(0.2)	1.9	15.8	(20.7)
	Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	-	2.4	1.5
1	Realized gain on divestment of available-for-sale securities (net of taxes of $3.5 million, $nil, $3.5 million and $nil)	(20.0)	-	(20.0)	-
Comprehensive income		77.1	159.1	612.5	382.2

The components of accumulated other comprehensive income as at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	$’M	$’M
Foreign currency translation adjustments	90.0	85.4
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes	(1.5)	0.3
Accumulated other comprehensive income	88.5	85.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2011	2010
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	609.7	422.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212.3	189.2
Share based compensation	54.7	44.2
Impairment of intangible assets1	16.0	42.7
Gain on sale of non-current investments	(23.5)	(11.1)
Loss/(gain) on sale of product rights	3.8	(4.1)
Other	5.9	5.2
Movement in deferred taxes	(13.2)	48.7
Equity in earnings of equity method investees	(3.2)	(0.2)

Changes in operating assets and liabilities:
Increase in accounts receivable	(122.8)	(138.0)
Increase in sales deduction accrual	46.2	169.0
Increase in inventory	(42.8)	(54.1)
Decrease/(increase) in prepayments and other assets	17.3	(67.0)
Decrease in accounts payable and other liabilities	(101.4)	(41.0)
Returns on investment from joint venture	5.2	5.8
Net cash provided by operating activities (A)	664.2	612.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	5.7	(547.0)
Purchases of subsidiary undertakings, net of cash acquired	(723.5)	-
Payments on foreign exchange contracts related to Movetis NV ("Movetis") acquisition	-	(21.2)
Purchases of non-current investments	(8.3)	(1.0)
Purchases of property, plant and equipment ("PP&E")	(135.9)	(261.7)
Purchases of intangible assets	(5.2)	(2.7)
Proceeds from disposal of non-current investments and PP&E	94.7	2.1
Proceeds/deposits received on sales of product rights	8.8	-
Returns of equity investments and proceeds from short term investments	1.7	-
Net cash used in investing activities (B)	(762.0)	(831.5)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2011	2010
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawing of revolving credit facility ("RCF")	30.0	-
Repayment of RCF	(30.0)	-
Repayment of debt acquired with Advanced BioHealing, Inc. ("ABH")	(13.1)	-
Payment under building finance obligation	(1.0)	(1.8)
Extinguishment of building finance obligation	-	(43.1)
Tax benefit of stock based compensation	23.7	9.6
Proceeds from exercise of options	0.9	2.1
Payment of dividend	(60.5)	(49.8)
Payments to acquire shares by ESOT	(126.8)	(1.7)
Net cash used in financing activities(C)	(176.8)	(84.7)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	0.4	(1.4)
Net decrease in cash and cash equivalents (A+B+C+D)	(274.2)	(305.6)
Cash and cash equivalents at beginning of period	550.6	498.9
Cash and cash equivalents at end of period	276.4	193.3

Supplemental information associated with continuing
operations:

	9 months to	9 months to
	September 30,	September 30,
	2011	2010
	$’M	$’M

Interest paid	(16.9)	(11.7)
Income taxes paid	(264.5)	(291.6)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment in ViroChem Pharma, Inc. (“ViroChem”)	-	9.1

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

Goodwill Impairment Testing

In September 2011 the FASB issued guidance on the testing of goodwill for impairment. The guidance permits an entity to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent periods. The guidance will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

2.           Business combinations

Acquisition of ABH

On May 17, 2011 the Company announced that it had entered into an Agreement and Plan of Merger, (the “Agreement”) to acquire 100% of the outstanding shares and other equity instruments of ABH. On June 28, 2011, in accordance with the terms of the Agreement, Shire completed its acquisition of ABH.  The fair value of cash consideration paid by the Company is $739.6 million. The purchase price was funded by a combination of Shire’s existing cash resources and $30.0 million drawn down on Shire’s revolving credit facility.

The acquisition of ABH adds the DERMAGRAFT product, a regenerative bio-engineered skin substitute, to Shire’s portfolio. DERMAGRAFT is marketed in the US for the treatment of diabetic foot ulcers (“DFU”) greater than six weeks in duration, and brings future growth prospects in other territories and indications. The acquisition combines ABH’s expertise and commercial capability in regenerative medicine with the Company’s strengths and expertise in human cell biological manufacturing.

The acquisition of ABH has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their preliminary fair values at the date of acquisition, being June 28, 2011. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the three and nine months to September 30, 2011 the Company included revenues of $50.0 million and $52.0 million (2010: $nil and $nil) and post tax losses of $4.5 million and $5.1 million (2010: $nil and $nil) for ABH within its Unaudited Consolidated Statements of Income.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	14.6
Accounts receivable	30.1
Inventories	30.7
Deferred tax assets	32.3
Other current assets	7.9
Total current assets	115.6

Non-current assets:
Property, plant and equipment	16.5
Goodwill	193.7
Other intangible assets
- DERMAGRAFT product technology	710.0
- other intangible assets	1.5
Other non-current assets	0.1
Total assets	1,037.4
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	49.4

Non-current liabilities:
Long term debt, less current portion	9.1
Deferred tax liabilities	238.3
Other non-current liabilities	1.0
Total liabilities	297.8
Fair value of identifiable assets acquired and liabilities assumed	739.6

Consideration
Cash consideration payable	739.6

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Other intangible assets comprise $710.0 million relating to DERMAGRAFT product technology, the product brand name and related relationships. The fair value of this asset has been estimated using an income approach, using the excess earnings method. The estimated useful life of the technology is 18 years, and amortization expense will be recorded on a straight line basis.

Goodwill arising of $193.7 million, which is not deductible for tax purposes, has been assigned to the Regenerative Medicine (“RM”) operating segment. Goodwill includes the values of tax synergies, assembled workforce and future potential indications for DERMAGRAFT which do not meet the criteria for recognition as separate intangible assets.

In the three and nine months to September 30, 2011 the Company incurred integration and acquisition-related costs of $3.6 million and $10.5 million (2010: $nil and $nil), which have been charged to Integration and acquisition costs in the Company’s income statement.

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

	9 months to		9 months to
	September 30,		September 30,
	2011		2010
	$’M		$’M
Revenues	3,211.5		2,643.7

Net income attributable to Shire plc	594.0		407.3

Per share amounts:
Net income per ordinary share attributable to Shire plc – basic	107.8	c	74.6	c

Net income per ordinary share attributable to Shire plc – diluted	104.1	c	73.2	c

     The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to net income of $49.9 million and $10.6 million for the nine months to September 30, 2011 and 2010 respectively, to eliminate the income statement effect of changes in the fair value of ABH’s preferred stock warrants (which were extinguished on acquisition of ABH);

(ii)
an adjustment to increase amortization expense by approximately $20.0 million and $30.0 million for the nine months to September 30, 2011 and 2010 respectively, to reflect amortization of intangible assets, principally for DERMAGRAFT product technology, over their estimated useful lives;

(iii)
an adjustment to decrease net income by $10.5 million for the nine months to September 30, 2010 to reflect acquisition and integration costs incurred by Shire, and increase net income by $27.5 million for the nine months to September 30, 2011 to eliminate the acquisition and integration costs incurred by ABH and Shire;

(iv)
an adjustment of $1.7 million and $2.2 million in the nine months to September 30, 2011 and September 30, 2010 respectively to reflect interest income foregone on the Company’s cash resources used to fund the acquisition of ABH and interest expense incurred as result of the partial funding of the acquisition of ABH through the Company’s revolving credit facility;

(v)
in the nine months to September 30, 2010 the calculation of pro forma diluted earnings per share does not include the effect of the Company’s convertible bonds as it would be anti-dilutive on a pro forma basis; and

(vi)	adjustments to reflect the tax effects of the above adjustments, where applicable.

3.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain research and development (“R&D”) and commercial operations to Switzerland to support its Human Genetic Therapies (“HGT”) and Specialty Pharmaceutical (“SP”) businesses outside the US. In the nine months to September 30, 2011, the Company incurred reorganization costs totaling $9.8 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland will be effected over the remainder of 2011. The total reorganization costs incurred since March 2010 are $31.1 million.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. By the end of 2011, all products manufactured by Shire at this site will transition to DSM Pharmaceuticals, Inc., and operations and employee numbers at the site will wind down over this period. In the nine months to September 30, 2011 the Company incurred reorganization costs of $8.2 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $33.9 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the nine months to September 30, 2011 incurred accelerated depreciation of $6.6 million, which has been charged to Cost of product sales. The reorganization costs and accelerated depreciation have been recorded within the SP operating segment.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at September 30, 2011 is as follows:

				Closing
	Opening liability	Amount		liability at
	at January 1,	charged to re-		September 30,
	2011	organization	Paid/Utilized	2011
	$'M	$'M	$'M	$'M

Involuntary termination benefits	10.1	8.8	(6.3)	12.6
Other reorganization costs	2.3	9.2	(11.2)	0.3
	12.4	18.0	(17.5)	12.9

At September 30, 2011 the closing liability for reorganization costs was recorded within accounts payable and accrued expenses.

4.           Accounts receivable, net

Accounts receivable at September 30, 2011 of $844.7 million (December 31, 2010: $692.5 million), are stated net of a provision for discounts and doubtful accounts of $26.9 million (December 31, 2010: $23.4 million).

Provision for discounts and doubtful accounts:

	2011	2010
	$’M	$’M
As at January 1,	23.4	20.8
Provision charged to operations	172.5	130.8
Provision utilization	(169.0)	(130.2)
As at September 30,	26.9	21.4

At September 30, 2011 accounts receivable included $51.9 million (December 31, 2010: $75.8 million) related to royalty income.

5.           Inventories

Inventories are stated at the lower of cost or market value and comprise:

	September 30,	December 31,
	2011	2010
	$’M	$’M
Finished goods	101.1	91.9
Work-in-progress	153.2	113.9
Raw materials	71.6	54.2
	325.9	260.0

At September 30, 2011 inventories included $19.1 million (December 31, 2010: $4.1 million) of costs capitalized prior to regulatory approval of the related product or relevant manufacturing process. At September 30, 2011 pre-approval inventory relates solely to VPRIV manufactured at the Company’s new manufacturing facility at Lexington Technology Park (“LTP”).

6.           Prepaid expenses and other current assets

	September 30,	December 31,
	2011	2010
	$’M	$’M
Prepaid expenses	57.4	45.1
Income tax receivable	28.5	42.4
Value added taxes receivable	19.8	21.5
Other current assets	53.6	59.4
	159.3	168.4

7.           Investments

	September 30,	December 31,
	2011	2010
	$’M	$’M
Investments in private companies	11.5	5.9
Available-for-sale securities	8.3	83.9
Equity method investments	10.3	11.8
	30.1	101.6

In the three and nine months to September 30, 2011 the Company disposed of 1.8 million shares in Vertex (representing substantially all of Company’s holding) for a cash consideration of $94.7 million, realizing a gain of $23.5 million which has been included in Other income, net.

8.           Goodwill

	September 30,	December 31,
	2011	2010
	$’M	$’M
Goodwill arising on businesses acquired	596.2	402.5

During the nine months to September 30, 2011 the Company completed its acquisition of ABH for cash consideration payable of $739.6 million, which resulted in goodwill with a preliminary value of $193.7 million (see Note 2). The goodwill has been assigned to the RM operating segment.

At September 30, 2011 goodwill of $245.9 million (December 31, 2010: $245.9 million) is held in the SP segment, $156.6 million (December 31, 2010: $156.6 million) in the HGT segment and $193.7 million (December 31, 2010: $nil) is held in the RM segment.

	2011	2010
	$’M	$’M
As at January 1,	402.5	384.7
Acquisitions	193.7	-
Foreign currency translation	-	(9.7)
As at September 30,	596.2	375.0

9.           Other intangible assets, net

	September 30,	December 31,
	2011	2010
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,522.2	2,516.4
Acquired product technology	710.0	-
Other intangible assets	23.7	22.0
	3,255.9	2,538.4
Unamortized intangible assets
Intellectual property rights acquired for In-process R&D (“IPR&D”)	123.5	139.7
	3,379.4	2,678.1

Less: Accumulated amortization	(817.7)	(699.2)
	2,561.7	1,978.9

At September 30, 2011 the net book value of intangible assets allocated to the SP segment was $1,389.5 million (December 31, 2010: $1,482.9 million), to the HGT segment was $470.7 million (December 31, 2010: $496.0 million) and to the RM segment was $701.5 million (December 31, 2010: $nil).

The change in the net book value of other intangible assets for the nine months to September 30, 2011 and 2010 is shown in the table below:

	Other intangible assets
	2011	2010
	$’M	$’M
As at January 1,	1,978.9	1,790.7
Acquisitions	717.1	2.7
Amortization charged	(120.5)	(100.9)
Impairment charges	(16.0)	-
Impairment on re-measurement of DAYTRANA to fair value less costs to sell	-	(42.7)
Reclassification of DAYTRANA to assets held for sale	-	(56.0)
Foreign currency translation	2.2	(26.6)
As at September 30,	2,561.7	1,567.2

In the nine months to September 30, 2011 the Company acquired intangible assets totaling $717.1 million, principally relating to DERMAGRAFT product technology acquired with ABH (see Note 2 for further details). The weighted average amortization period of acquired amortizable intangible assets is 18 years.

In the three and nine months to September 30, 2011 the Company recorded impairment charges of $16.0 million (2010: $nil) in respect of certain IPR&D intangible assets. The impairment charge has been recorded within R&D in the SP operating segment.

On August 10, 2010 the Company divested DAYTRANA to Noven. On approval of the divestment, the held for sale criteria were met, and the Company recognized an impairment loss of $42.7 million to record the DAYTRANA disposal group at the lower of its carrying amount or fair value less costs to sell. The impairment loss was recorded to selling, general and administrative expenses in the three and nine months to September 30, 2010. The divestment became effective on

October 1, 2010. No consideration was received at the time of divestment; however future consideration is receivable from Noven dependent on DAYTRANA’s future performance. On divestment, Shire recorded the then fair value of the contingent consideration receivable from Noven ($56.0 million) within current assets and non-current assets. No gain or loss was recorded on divestiture.

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2011 will be approximately $183 million for each of the five years to September 30, 2016. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

10.           Accounts payable and accrued expenses

	September 30,	December 31,
	2011	2010
	$’M	$’M
Trade accounts payable and accrued purchases	184.2	234.7
Accrued rebates – Medicaid	387.3	379.6
Accrued rebates – Managed care	203.8	170.3
Sales return reserve	79.4	69.8
Accrued bonuses	86.8	91.6
Accrued employee compensation and benefits payable	73.9	48.1
R&D accruals	66.2	60.7
Marketing accruals	31.3	26.5
Deferred revenue	7.3	13.7
Other accrued expenses	192.5	144.3
	1,312.7	1,239.3

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

However, the Centers for Medicare and Medicaid Services (“CMS”) could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generics prior to October 1, 2010. CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $212 million above the recorded liability. However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis firstly to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to approximately $134 million above the recorded liability), and secondly to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted.

11.           Convertible Bonds

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

The Bonds may be redeemed at the option of the Bond holders at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. In lieu of settling any such redemption in cash, the terms of the Bonds also permit the Company to deliver the underlying ordinary shares and, if necessary, a cash top-up amount. In accordance with US GAAP, as the exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a current liability at September 30, 2011.

12.         Other current liabilities

	September 30,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	9.3	16.2
Value added taxes	14.5	9.9
Other current liabilities	32.2	23.5
	56.0	49.6

13.         Other non-current liabilities

	September 30,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	31.6	130.0
Deferred revenue	13.8	14.1
Deferred rent	13.3	12.8
Insurance provisions	18.4	13.5
Other non-current liabilities	20.4	20.4
	97.5	190.8

14.         Commitments and contingencies

(a)         Leases

Future minimum lease payments under operating leases at September 30, 2011 are presented below:
Operating
leases
$’M
2011	10.1
2012	35.6
2013	26.9
2014	25.0
2015	20.2
2016	18.0
Thereafter	38.8
174.6

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021. Lease and rental expense amounted to $27.3 million and $23.7 million for the nine months to September 30, 2011 and 2010 respectively, which is predominately included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

(b)         Letters of credit and guarantees

At September 30, 2011 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $34.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)         Collaborative arrangements

Details of significant updates in collaborative arrangements in the nine months to September 30, 2011 are included below:

In-licensing arrangements

JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. On March 2, 2011, Shire terminated its agreement with Renovo.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. In the nine months to September 30, 2011 Shire received milestone payments totaling $6.8 million (2010: $nil). In the nine months to September 30, 2011 Shire recognized milestone income of $10.1 million (2010: $6.3 million) in other revenues and $46.2 million (2010: $36.1 million) in product sales for shipment of product to the relevant licensee.

(d)         Commitments

(i)          Clinical testing

At September 30, 2011 the Company had committed to pay approximately $279.2 million (December 31, 2010: $156.2 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)          Contract manufacturing

At September 30, 2011 the Company had committed to pay approximately $96.8 million (December 31, 2010: $108.6 million) in respect of contract manufacturing. The Company expects to pay $36.7 million of these commitments in 2011.

(iii)         Other purchasing commitments

At September 30, 2011 the Company had committed to pay approximately $108.9 million (December 31, 2010: $104.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $97.3 million of these commitments in 2011.

(iv)         Investment commitments

At September 30, 2011 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $13.9 million (December 31, 2010: $5.7 million) which may all be payable in 2011, depending on the timing of capital calls.

(v)          Capital commitments

At September 30, 2011 the Company had committed to spend $37.7 million (December 31, 2010: $76.0 million) on capital projects. This includes commitments for the expansion and modification of its offices and manufacturing facilities at the HGT campus in Lexington, Massachusetts.

(e)         Legal and other proceedings

General

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range the Company records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially before the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At September 30, 2011 provisions for litigation losses, insurance claims and other disputes totaled $42.7 million (December 31, 2010: $33.8 million).

Specific

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications (“ANDAs”) were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. (“Sandoz”); Amneal Pharmaceuticals LLC (“Amneal”); Watson Laboratories, Inc.; Roxane Laboratories, Inc. (“Roxane”); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”).  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire’s VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively “Mylan”). The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months. No trial dates have been set.

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

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc. (“Impax”). Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing has been scheduled for May 30, 2012. No trial date has been set.

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents.  In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA. A Markman hearing has been scheduled for June 7, 2012. A trial is scheduled to start on September 16, 2013.

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

Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office (“EPO”) on July 23, 2010 and commenced invalidity proceedings in the UK on December 8, 2010. Mt. Sinai has counterclaimed alleging infringement in the UK proceedings.  A hearing date has not been set for the Swedish law suit.  The EPO opposition hearing is scheduled for March 2012 and the UK invalidity and infringement hearing date is scheduled for May 2012.

On January 18, 2011 the German Court found that REPLAGAL infringes Mt. Sinai’s patent, and granted Mt Sinai’s request for an injunction. Shire has appealed this decision, but no hearing date has been set. As a result of the supply shortage for the only other ERT for Fabry Disease, Mt. Sinai had undertaken not to enforce the injunction in Germany prior to September 30, 2011. On June 30, 2011, Mt. Sinai extended its undertaking until December 31, 2011.  On October 4, 2011 Mt Sinai again extended its undertaking not to enforce the German injunction until March 31, 2012.

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

In December 2010, Shire was notified that Alkem Laboratories Ltd. (“Alkem”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents. The filing of the lawsuits triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

LIALDA

In May 2010 Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. A Markman hearing is scheduled for April 26, 2012.  A trial is scheduled for October 8, 2012.

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.  Shire’s ability to supply this product is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Impax is seeking specific performance, equitable relief and damages. Shire has filed a counterclaim against Impax seeking damages and a declaratory judgment that Shire has satisfied its obligations under the supply contract.  A trial is scheduled for April 10, 2012.

In February 2011, Shire was notified that Watson Laboratories, Inc. (“Watson Laboratories”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories to sell the products covered in Watson Laboratories’ new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. No trial date has been set.

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds Sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash and liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2011 the average interest rate received on cash and cash equivalents was less than 1% per annum. The largest proportion of these cash and cash equivalents were in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on the Company’s $1,100 million principal amount of convertible bonds due 2014.

During the nine months to September 30, 2011 the Company did not enter into any derivative instruments to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

At September 30, 2011 the Company had 26 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. These foreign exchange contracts were classified in the consolidated balance sheet as follows:
		Fair value	Fair value
		September 30,	December 31,
		2011	2010
		$’M	$’M
Assets	Prepaid expenses and other current assets	5.6	3.7
Liabilities	Other current liabilities	2.3	2.7

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain/(loss) recognized in income	Amount of net gain/(loss) recognized in income
Nine months to		September 30,	September 30,
		2011	2010
		$’M	$’M
Foreign exchange contracts	Other income, net	10.5	(21.3)

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

16.         Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

At September 30, 2011 and December 31, 2010 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At September 30, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	8.3	8.3	8.3	-	-
Contingent consideration receivable (2)	45.8	45.8	-	-	45.8
Foreign exchange contracts	5.6	5.6	-	5.6	-

Financial liabilities:
Foreign exchange contracts	2.3	2.3	-	2.3	-

		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-	-	61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration receivable
2011
$'M

Balance at January 1,	61.0
Loss recognized in the income statement due to change in fair value during the period	(3.9)
Reclassification of amounts due from Noven to Other receivables within Other current assets	(12.0)
Foreign exchange translation recorded to other comprehensive income	0.7

Balance at September 30,	45.8

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at September 30, 2011 and December 31, 2010 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,250.2	1,100.0	1,139.8
Building financing obligation	8.3	9.8	8.4	8.2

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

17.        Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	$’M	$’M	$’M	$’M
Amounts attributable to Shire plc shareholders
Numerator for basic earnings per share	192.9	96.3	609.7	422.7
Interest on convertible bonds, net of tax (1)	8.4	-	25.2	25.2
Numerator for diluted earnings per share	201.3	96.3	634.9	447.9

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic(2)	551.3	547.0	551.2	546.1
Effect of dilutive shares:
Share based awards to employees(3)	9.0	9.7	10.4	10.4
Convertible bonds 2.75% due 2014(4)	33.5	-	33.4	33.2
Diluted	593.8	556.7	595.0	589.7

(1)	For the three months period ended September 30, 2010 Interest on convertible bond has not been added back as the effect would be anti-dilutive.
(2)	Excludes shares purchased by the ESOT and presented by the Company as treasury stock.
(3)	Calculated using the treasury stock method.
(4)	Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share awards(1)	3.2	3.6	3.9	8.9
Convertible bonds 2.75% due 2014(2)	-	33.2	-	-

(1)
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) satisfaction of the required performance/market conditions cannot be measured until the conclusion of the performance period.

(2)
For the three month period ended September 30, 2010 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, as the effect of their inclusion would be anti-dilutive.

.

18.        Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure. In the third quarter of 2011, following the acquisition of ABH, an organizational realignment was carried out. Following this re-organization the Company now has three business units and three reporting segments: SP, HGT and RM. The RM segment currently comprises the ABH business. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three operating segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	SP	HGT	RM	All Other	Total
3 months to September 30, 2011	$’M	$’M	$’M	$’M	$’M
Product sales	658.0	310.4	50.0	-	1,018.4
Royalties	45.2	-	-	17.6	62.8
Other revenues	3.6	0.3	-	1.0	4.9
Total revenues	706.8	310.7	50.0	18.6	1,086.1

Cost of product sales(1)	88.4	59.9	18.2	-	166.5
Research and development(1)	121.6	76.5	3.4	-	201.5
Selling, general and administrative(1)	273.8	85.3	30.2	62.8	452.1
Loss on sale of product rights	0.3	-	-	-	0.3
Reorganization costs	3.2	-	-	1.8	5.0
Integration and acquisition costs	1.7	-	3.6	-	5.3
Total operating expenses	489.0	221.7	55.4	64.6	830.7
Operating income/(loss)	217.8	89.0	(5.4)	(46.0)	255.4

Total assets	2,527.9	1,835.2	972.7	729.8	6,065.6
Long-lived assets(2)	136.2	703.7	20.2	61.1	921.2
Capital expenditure on long-lived assets(2)	12.8	30.1	0.5	3.7	47.1

(1)
Depreciation from manufacturing plants ($10.8 million) and amortization of favorable manufacturing contracts ($0.5 million) is included in Cost of product sales; depreciation of research and development assets ($5.6 million) and impairment of certain IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation and amortization ($63.1 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
3 months to September 30, 2010	$’M	$’M	$’M	$’M	$’M
Product sales	553.0	241.3	-	-	794.3
Royalties	35.7	-	-	40.8	76.5
Other revenues	1.5	0.6	-	1.4	3.5
Total revenues	590.2	241.9	-	42.2	874.3

Cost of product sales(1)	82.2	29.0	-	1.5	112.7
Research and development(1)	87.2	110.0	-	0.7	197.9
Selling, general and administrative(1)	284.8	66.8	-	40.8	392.4
Reorganization costs	2.7	-	-	7.0	9.7
Integration and acquisition costs	5.8	-	-	-	5.8
Total operating expenses	462.7	205.8	-	50.0	718.5
Operating income/(loss)	127.5	36.1	-	(7.8)	155.8

Total assets	2,030.4	1,706.5	-	1,364.7	5,101.6
Long-lived assets(2)	159.9	615.9	-	46.0	821.8
Capital expenditure on long-lived assets(2)	3.1	39.1	-	3.3	45.5

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

(2)	Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
9 months to September 30, 2011	$’M	$’M	$’M	$’M	$’M
Product sales	1,948.8	900.2	52.0	-	2,901.0
Royalties	134.6	-	-	65.2	199.8
Other revenues	15.9	0.9	-	3.6	20.4
Total revenues	2,099.3	901.1	52.0	68.8	3,121.2

Cost of product sales(1)	264.0	152.2	18.5	-	434.7
Research and development(1)	329.3	223.5	3.5	-	556.3
Selling, general and administrative(1)	833.8	257.3	31.5	172.7	1,295.3
Loss on sale of product rights	3.8	-	-	-	3.8
Reorganization costs	8.2	-	-	9.8	18.0
Integration and acquisition costs	(2.6)	-	10.5	-	7.9
Total operating expenses	1,436.5	633.0	64.0	182.5	2,316.0
Operating income/(loss)	662.8	268.1	(12.0)	(113.7)	805.2

Total assets	2,527.9	1,835.2	972.7	729.8	6,065.6
Long-lived assets(2)	136.2	703.7	20.2	61.1	921.2
Capital expenditure on long-lived assets(2)	35.9	93.9	0.7	11.4	141.9

(1)
Depreciation from manufacturing plants ($29.0 million) and amortization of favorable manufacturing contracts ($1.4 million) is included in Cost of product sales; depreciation of research and development assets ($16.4 million) and impairment of IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation and amortization ($165.5 million) is included in Selling, general and administrative

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
9 months to September 30, 2010	$’M	$’M	$’M	$’M	$’M
Product sales	1,645.7	631.1	-	-	2,276.8
Royalties	138.5	-	-	116.0	254.5
Other revenues	2.7	2.0	-	3.9	8.6
Total revenues	1,786.9	633.1	-	119.9	2,539.9

Cost of product sales(1)	247.2	85.0	-	1.5	333.7
Research and development(1)	245.7	229.3	-	0.9	475.9
Selling, general and administrative(1)	771.0	191.5	-	144.2	1,106.7
Gain on sale of product rights	(4.1)	-	-	-	(4.1)
Reorganization costs	9.3	-	-	14.0	23.3
Integration and acquisition costs	6.4	-	-	-	6.4
Total operating expenses	1,275.5	505.8	-	160.6	1,941.9
Operating income/(loss)	511.4	127.3	-	(40.7)	598.0

Total assets	2,030.4	1,706.5	-	1,364.7	5,101.6
Long-lived assets(2)	159.9	615.9	-	46.0	821.8
Capital expenditure on long-lived assets(2)	8.2	226.5	-	7.2	241.9

(1)
Depreciation from manufacturing plants ($26.9 million) and amortization of favorable manufacturing contracts ($1.3 million) is included in Cost of product sales; depreciation of research and development assets ($11.6 million) is included in Research and development; and all other depreciation, amortization and impairment ($191.3 million) is included in Selling, general and administrative.

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

Significant events in the three months to September 30, 2011 and recent developments

Products

FIRAZYR – for the treatment of acute attacks of Hereditary Angioedema (“HAE”) in adults

•
On August 25, 2011 Shire announced that the US Food and Drug Administration (“FDA”) had granted marketing approval for FIRAZYR in the US for treatment of acute attacks of HAE in adults 18 years of age and older. After injection training, patients may self-administer FIRAZYR, the first and only self-administered subcutaneous treatment for acute HAE. FIRAZYR has orphan drug designation status in Europe and the US for the treatment of acute HAE.

VPRIV and REPLAGAL Manufacturing Update

•
Shire has completed process validation runs for VPRIV at its new Lexington manufacturing facility and intends to file for regulatory approvals starting in November 2011. Approval for the manufacture of VPRIV at the Lexington facility is anticipated in early 2012 and will significantly increase Shire’s manufacturing capacity for VPRIV. In addition, this approval will release further capacity for the manufacturing of REPLAGAL at Shire’s Alewife facility where both VPRIV and REPLAGAL are currently manufactured.

VPRIV – for the treatment of Type 1 Gaucher disease

•
Shire’s continued focus remains on providing patients with long term, uninterrupted treatment with VPRIV, with approximately 1,200 patients worldwide currently on treatment. Shire has experienced an increase in demand for VPRIV following the recent announcement of CEREZYME shortages in the US and other countries. Shire can accommodate a limited number of additional patients prior to approval of the Lexington facility. Shire will carefully monitor and seek to manage this increased demand until the Lexington facility is approved.

REPLAGAL – for the treatment of Fabry disease

•
On October 24, 2011 Shire initiated a rolling Biologics License Application (“BLA”) for REPLAGAL in the US, designated Fast Track by the FDA. Shire plans to submit the final BLA sections in November 2011 and will request Priority Review of this submission in response to the continuing supply shortage of FABRAZYME. In 2010 Shire withdrew its BLA in order to gather additional clinical data for REPLAGAL. These data, including data from Shire’s ongoing US Treatment Protocol, have now been evaluated and will be included in the new filing.

Shire is continuing to experience strong demand for REPLAGAL from both patients new to treatment and patients switching from FABRAZYME. Approximately 2,800 patients worldwide are currently receiving REPLAGAL and Shire can accommodate a modest number of new patients per month prior to approval of the Lexington facility. Shire will continue to carefully monitor the addition of new patients to ensure that we can provide patients with uninterrupted long term supply of REPLAGAL at the recommended dose and frequency.

Pipeline

DERMAGRAFT – for the treatment of Venous Leg Ulcers (“VLU”)

•
On August 24, 2011 Shire announced its preliminary analysis of the top-line results from ABH’s Phase 3 pivotal trial of DERMAGRAFT in subjects with VLU. The international pivotal trial was designed as a prospective, multicenter, randomized, controlled clinical study to assess the product’s safety and efficacy in the promotion of healing VLU. The preliminary analysis of the data was that the trial did not meet the primary endpoint mutually agreed with the FDA and European Medicine Agency (“EMA”).

VYVANSE – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On October 21, 2011, Shire reported positive top line results of the first European Phase 3 study of once-daily lisdexamfetamine dimesylate (“LDX”) in children and adolescents aged 6 to 17 years with ADHD. The study, conducted at 48 sites across Europe, demonstrated that a once-daily morning dose of LDX resulted in positive efficacy results on the primary as well as key secondary endpoints compared to placebo, and a safety profile consistent with the known effects of amphetamine treatment and previous LDX trials. In the study, patients were randomized to receive LDX, osmotic-controlled extended-release methylphenidate (“OROS-MPH”; marketed as CONCERTA and CONCERTA XL by Johnson & Johnson) or placebo, over a period of seven weeks. The CONCERTA arm was included in order to provide data versus the current European standard of care as it is often required for approval and to support appropriate reimbursement. The primary measure was the change in total score of the ADHD-RS-IV of LDX versus placebo with OROS-MPH included as an active control.

VYVANSE – for the treatment of inadequate response in Major Depressive Disorder (“MDD”)

•
On October 28, 2011 Shire released highlights of its new data from an exploratory study for VYVANSE as adjunctive therapy in adults with significant cognitive impairments with partially or fully remitted MDD. This study met its primary and secondary end points.

•	A Phase 3 clinical trial program to assess the efficacy and safety of VYVANSE as adjunctive therapy in patients with MDD has been initiated.

BOARD CHANGES

Mr Patrick Langlois, who has been a member of Shire’s Board of Directors for 6 years, will be stepping down from the Board and from the Company’s Audit, Compliance & Risk Committee and its Remuneration Committee on the expiry of his current term of office on November 10, 2011. Matthew Emmens, Chairman of Shire, said “We thank Patrick for his contribution to Shire over the past few years”.

Research and development

Products in registration as at September 30, 2011

DERMAGRAFT – for the treatment of DFU

On March 21, 2011, prior to acquisition by the Company, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Products in clinical development as at September 30, 2011

Phase 3

VYVANSE for the treatment of ADHD in the EU

VYVANSE for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development. Shire anticipates submission of the filing of a Marketing Authorization Approval (“MAA”) for VYVANSE in certain countries in Europe in 2011.

VYVANSE for the treatment of inadequate response in MDD
A Phase 3 clinical trial program to assess the efficacy and safety of VYVANSE as adjunctive therapy in patients with MDD has been initiated.

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

DERMAGRAFT – for the treatment of VLU

On August 24, 2011 Shire announced its preliminary analysis of the top-line results from ABH’s Phase 3 pivotal trial of DERMAGRAFT in subjects with VLU. The international pivotal trial was designed as a prospective, multicenter, randomized, controlled clinical study to assess the product’s safety and efficacy in the promotion of healing VLU. The preliminary analysis of the data was that the trial did not meet the primary endpoint mutually agreed with the FDA and EMA.

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

VYVANSE for the treatment of other non ADHD indications in adults

Shire is conducting a Phase 2 pilot clinical trial to assess the efficacy and safety of VYVANSE for the treatment of Binge Eating Disorder.

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

Guanfacine Carrier Wave, (“GCW”) for the treatment of various CNS disorders

An improved lead candidate has been selected for development and a Phase 1 program has been initiated to determine safety and tolerability of this compound.  The ongoing Phase 1 program will be supportive of potentially three different CNS-related indications: ADHD, hyperactivity in Autism Spectrum Disorder and Pediatric Anxiety.

SPD 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients

SPD 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III inhibition apparent at clinically relevant doses. Data from Phase 1 clinical trials demonstrated positive proof-of-principle with no safety concerns. Work is ongoing on additional Phase 1 studies to support progression to a Phase 2 proof-of-concept program by year end that will target prevention of thrombotic complications associated with arteriovenous access in hemodialysis patients.

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

Products in pre-clinical development as at September 30, 2011

HGT-1110 - for the treatment of Metachromatic Leukodystrophy

Pre-clinical development of a formulation of HGT-1110, expressed from Shire’s human cell platform and suitable for direct delivery to the CNS, is ongoing. The Company has submitted clinical trial applications to several European regulatory authorities. This product has been granted orphan drug designation in the US and the EU.

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT areas, including programs using Carrier Wave technology, which are primarily focused in the CNS area. More data on these programs is expected throughout 2012.

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

Results of operations for the three months to September 30, 2011 and 2010

Financial highlights for the three months to September 30, 2011 are as follows:

•
Product sales were up 28% to $1,018 million (2010: $794 million) as Shire’s existing products continued to demonstrate strong growth even when compared to the very good performance in the third quarter of 2010. In the third quarter of 2011 Shire recognized the first full quarter of DERMAGRAFT sales which contributed six percentage points to product sales growth. On a CER(1) basis, which is a Non GAAP measure, product sales were up 25%.

Product sales in the quarter benefited from higher ADDERALL XR sales, in part due to significantly lower sales deductions following a lowering of the estimate of inventory in the US retail pipeline.

•
The strong product sales growth more than offset declines in 3TC and ZEFFIX royalties, both of which are now affected by a disagreement with GSK, to give growth in total revenues of 24% to $1,086 million in the quarter (2010: $874 million).

•
Operating income increased by 64% to $255 million (2010: $156 million). Operating income in the third quarter of 2010 included an up-front payment of $45 million to Acceleron Pharma Inc. (“Acceleron”) and impairment charges of $43 million relating to the divestment of DAYTRANA. Excluding these charges, operating expenses increased at broadly the same rate as the increase in product sales compared to the third quarter of 2010. This increase was due to increased investment in Shire’s R&D programs, higher SG&A expenditure as the Company absorbs the operating costs of ABH and Movetis (neither of which were incurred in the third quarter of 2010), in addition to costs of supporting product launches and Shire’s continued growth.

•
Diluted earnings per ADS were up 96% to $1.02 (2010: $0.52), due to both higher operating and other income (other income benefiting from a gain of $24 million on disposal of substantially all of Shire’s holding in Vertex).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2011 product sales and revenues restated using 2010 average foreign exchange rates to 2010 actual product sales and revenues. Average exchange rates for the three and nine months to September 30, 2011 were $1.61:£1.00 and $1.41:€1.00 (2010: $1.55:£1.00 and $1.29:€1.00) and $1.61:£1.00 and $1.41:€1.00 (2010: $1.54:£1.00 and $1.32:€1.00) respectively.

Results of operations for the three months to September 30, 2011 and 2010

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2011	2010	change
	$'M	$'M	%
Product sales	1,018.4	794.3	+28
Royalties	62.8	76.5	-18
Other revenues	4.9	3.5	+40
Total	1,086.1	874.3	+24

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2011	2010	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
ADHD
VYVANSE	199.7	151.2	+32	+32	+20		16
ADDERALL XR	149.9	99.7	+50	+50	+8		7
INTUNIV	56.1	37.3	+50	+50	+59		4
EQUASYM	5.1	5.7	-11	-15	n/a		n/a	3
DAYTRANA	-	14.7	n/a	n/a	n/a		n/a

Gastrointestinal ("GI")
LIALDA / MEZAVANT	89.7	76.0	+18	+17	+7		21
PENTASA	55.9	57.1	-2	-2	-4		15
RESOLOR	1.5	-	n/a	n/a	n/a	3	n/a	3

General Products
FOSRENOL	40.5	45.2	-10	-14	-17		5
XAGRID	23.3	20.5	+14	+5	n/a		n/a	2
CARBATROL	12.3	20.3	-39	-40	-45		8
Other product sales	24.0	25.3	-5	-9	n/a		n/a
	658.0	553.0	+19

HGT
REPLAGAL	129.0	92.1	+40	+31	n/a	3	n/a	3
ELAPRASE	109.6	96.8	+13	+7	n/a	2	n/a	2
VPRIV	64.6	49.5	+31	+27	n/a	2	n/a	2
FIRAZYR	7.2	2.9	+148	+129	n/a	2	n/a	2
	310.4	241.3	+29
RM
DERMAGRAFT	50.0	-	n/a	n/a	n/a	2	n/a	2
	50.0	-	n/a
Total product sales	1,018.4	794.3	+28

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended September 30, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the third quarter of 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

The growth in VYVANSE product sales resulted from higher prescription demand, due to growth in the US ADHD market and increases to VYVANSE’s share of that market, in addition to the effect of a price increase taken since the third quarter of 2010. These positive factors were partially offset by higher sales deductions in the third quarter of 2011 compared to the third quarter of 2010.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

Product sales for ADDERALL XR increased due to higher prescription demand, due primarily to growth in the US ADHD market and lower sales deductions. Sales deductions as a percentage of gross product sales (47% for the quarter) were significantly lower than the third quarter of 2010 (60%) and the first half of 2011 (61%), due primarily to a lowering of the estimate of inventory in the US retail pipeline, and the related sales deduction reserve. We expect that sales deductions will be between 60-65% of gross product sales for the fourth quarter.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales were up 50% compared to the third quarter of 2010 primarily driven by strong growth in prescription demand compared to the third quarter of 2010. The growth in product sales was marginally less than the increase in US prescription demand due to de-stocking in the third quarter of 2011 compared to stocking in the third quarter of 2010 and slightly higher sales deductions as a percentage of product sales in the third quarter of 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales continued to grow in the third quarter of 2011, driven primarily by increased US prescription demand due to higher US market share and the effect of price increases taken since the third quarter of 2010, partially offset by customer destocking in the third quarter of 2011.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

The decrease in PENTASA product sales was driven by a decrease in US prescription demand as well as higher destocking in the third quarter of 2011 as compared to the third quarter of 2010. This decrease was partially offset by price increases and lower sales deductions as compared to the third quarter of 2010.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL decreased due to the combined effect of lower US prescription demand resulting from a fall in market share and higher sales deductions in the third quarter of 2011 as compared to the third quarter of 2010.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q

Human Genetic Therapies

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients, being both naïve patients and switches from FABRAZYME. Reported REPLAGAL sales also benefited from favorable foreign exchange, due to the weaker US dollar in the third quarter of 2011 compared to the same period in 2010.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

Product sales for ELAPRASE increased as a result of increased patients on therapy across all regions in which ELAPRASE is sold. Reported ELAPRASE sales also benefited from favorable foreign exchange.

VPRIV – Gaucher disease

VPRIV product sales growth was driven by the treatment of new patients, being both naïve patients and switches from CEREZYME. Reported VPRIV sales also benefited from favorable foreign exchange.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT(1) continues to see strong revenue growth in the US, up 27% compared to the third quarter of 2010. The growth resulted from a combination of an expanding US diabetic population, continued adoption of DERMAGRAFT as an efficacious, cost-effective treatment for DFU, and the continued addition of sales representatives to market the product.

(1)	Shire acquired DERMAGRAFT through its acquisition of ABH in the second quarter of 2011.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2011	2010	Change
	$'M	$'M	%
ADDERALL XR	22.9	18.0	+27
3TC and ZEFFIX	17.3	40.6	-57
FOSRENOL	10.9	7.0	+56
Others	11.7	10.9	+7
Total	62.8	76.5	-18

Royalty income decreased in the third quarter of 2011 compared to the third quarter of 2010 as higher royalties on ADDERALL XR and FOSRENOL were more than offset by lower royalties from 3TC and ZEFFIX.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Additionally, in the third quarter of 2011 Shire has continued to not recognize royalty income for 3TC for certain territories due to a disagreement between GSK and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. In the third quarter of 2011 this disagreement extended to ZEFFIX, and accordingly Shire has not recognized ZEFFIX royalty income for the affected territories. GSK and Shire continue to hold discussions in order to clarify this issue.

Cost of product sales

Cost of product sales increased to $166.5 million for the three months to September 30, 2011 (16% of product sales), up from $112.7 million in the corresponding period in 2010 (2010: 14% of product sales). The cost of product sales as a percentage of product sales increased in the third quarter of 2011 compared to the same period in 2010, due to the inclusion of DERMAGRAFT (including the unwind of the fair value adjustment for DERMAGRAFT inventory recorded on acquisition) and the impact of a $10.0 million inventory write down of expired ELAPRASE unpurified bulk material (which was not prioritised for purification as capacity was directed towards meeting demand for REPLAGAL and VPRIV).

For the three months to September 30, 2011 cost of product sales included depreciation of $10.8 million (2010: $8.5 million) and amortization of $0.5 million (2010: $0.4 million).

R&D

R&D expenditure increased to $201.5 million for the three months to September 30, 2011 (20% of product sales), compared to $197.9 million in the corresponding period in 2010 (25% of product sales). In the three months to September 30, 2010 R&D expense included an up-front payment of $45.0 million made to Acceleron. Excluding this up-front payment  to Acceleron R&D increased by $48.6 million due to growing investment in a number of targeted R&D programs, including Sanfilippo A and other early stage development programs, in addition to increased investment in new uses for VYVANSE. R&D in the third quarter of 2011 also included expenditure on the development programs acquired with Movetis and ABH, and an impairment of $16.0 million in respect of certain IPR&D assets, none of which were incurred in the third quarter of 2010.

R&D in the three months to September 30, 2011 also included depreciation of $5.6 million (2010: $4.4 million), and an impairment charge of $16.0 million (2010: $nil).

SG&A

SG&A expenditure increased to $452.1 million (44% of product sales) for the three months to September 30, 2011 from $392.4 million (49% of product sales) in the corresponding period in 2010. In the three months to September 30, 2010 SG&A expense included an impairment charge of $42.7 million to write down the DAYTRANA intangible asset to its fair value less costs to sell following agreement to divest the product to Noven Pharmaceuticals Inc. (“Noven”). Excluding this charge, SG&A increased by $102.4 million as the Company continues to support the growth of its existing and newly launched products. SG&A in the three months to September 30, 2011 also included expenditure for ABH and Movetis which was not incurred in the same period in 2010.

For the three months to September 30, 2011 SG&A included depreciation of $16.7 million (2010: $16.1 million) and amortization of $46.4 million (2010: $31.2 million).

Reorganization costs

For the three months to September 30, 2011 the Company recorded reorganization costs of $5.0 million (2010: $9.7 million) relating to the transfer of manufacturing from its Owings Mills facility and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the three months to September 30, 2011 Shire recorded integration and acquisition costs of $5.3 million (2010: $5.8 million), which related to the acquisition and integration of ABH ($3.6 million) and the integration of Movetis ($1.7 million). In 2010 integration and acquisition costs solely related to the acquisition of Movetis.

Interest expense

For the three months to September 30, 2011 the Company incurred interest expense of $9.7 million (2010: $8.3 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income, net

For the three months to September 30, 2011 Shire recognized other income, net of $15.6 million (2010: $0.8 million) which includes a gain of $23.5 million arising on the disposal of substantially all of Shire’s holding in Vertex (Shire received these shares as partial consideration for its investment in ViroChem following ViroChem being acquired by Vertex). This gain was partially offset by the impact of increased foreign exchange losses arising in the third quarter of 2011, reflecting volatility in a number of currencies to which Shire has exposure.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the three months to September 30, 2011 the effective tax rate was 27% (2010: 35%).

The effective rate of tax in the three months to September 30, 2011 was lower than the three months to September 30, 2010 due to the up-front payment of $45.0 million to Acceleron and the intangible asset impairment charge for DAYTRANA. Taken together these costs increased the effective tax rate in 2010 as they were either incurred in territories with tax rates lower than Shire’s effective rate or in territories where the establishment of valuation allowances precluded the recognition of any tax benefit.

Results of operations for the nine months to September 30, 2011 and 2010

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2011	2010	change
	$'M	$'M	%
Product sales	2,901.0	2,276.8	+27
Royalties	199.8	254.5	-21
Other revenues	20.4	8.6	+137
Total	3,121.2	2,539.9	+23

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2011	2010	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
ADHD
VYVANSE	587.9	453.6	+30	+29	+21		16
ADDERALL XR	408.0	271.9	+50	+50	+12		7
INTUNIV	157.6	123.0	+28	+28	+90		4
EQUASYM	15.6	16.3	-4	-10	n/a		n/a	3
DAYTRANA	-	49.4	n/a	n/a	n/a		n/a

GI
LIALDA/MEZAVANT	276.0	209.2	+32	+31	+10		21
PENTASA	186.2	175.9	+6	+6	-2		15
RESOLOR	4.0	-	n/a	n/a	n/a		n/a	3

General Products
FOSRENOL	127.0	137.4	-8	-11	-14		5
XAGRID	69.2	65.4	+6	-1	n/a		n/a	2
CARBATROL	45.6	63.4	-28	-28	-23		8
Other product sales	71.7	80.2	-11	-15	n/a		n/a
	1,948.8	1,645.7	+18

HGT
REPLAGAL	354.3	242.0	+46	+38	n/a	3	n/a	3
ELAPRASE	340.9	297.4	+15	+10	n/a	2	n/a	2
VPRIV	186.9	84.0	+123	+117	n/a	2	n/a	2
FIRAZYR	18.1	7.7	+135	+118	n/a	2	n/a	2
	900.2	631.1	+43
RM
DERMAGRAFT	52.0	-	n/a	n/a	n/a	2	n/a	2
	52.0	-	n/a
Total product sales	2,901.0	2,276.8	+27

(1)	Data provided by IMS NPA. Exit market share represents the average monthly US market share in the month ended September 30, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the nine months to September 30, 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

The growth in VYVANSE product sales resulted from higher prescription demand, due to growth in the US ADHD market and increases to VYVANSE’s share of that market, in addition to the effect of price increases taken since the third quarter of 2010. These positive factors were partially offset by higher sales deductions in the nine months ended September 30, 2011 compared to the same period in 2010.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

Product sales for ADDERALL XR increased due to higher prescription demand, due primarily to growth in the US ADHD market, a price increase taken in the first quarter of 2011, the effects of higher stocking and lower sales deductions as a percentage of branded gross sales. In the nine months to September 30, 2011 sales deductions as a percentage of gross product sales (57%) were lower than the same period in 2010 (66%), due primarily to a lowering of the estimate of inventory in the US retail pipeline, and the related sales deduction reserve in the third quarter of 2011. We expect that sales deductions will be between 60-65% of gross product sales for the fourth quarter of 2011.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales increased primarily due to strong growth in prescription demand and a price increase taken in the second quarter of 2011. The growth in product sales was less than the increase in US prescription demand due to higher sales deductions in the nine months ended September 30, 2011 compared to the same period in 2010 and the inclusion in 2010 product sales of previously deferred revenue relating to initial stocking shipments made in 2009.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales continued to grow in the nine months ended September 30, 2011, driven primarily by an increase in LIALDA’s share of the US market, the effect of a price increase taken in the fourth quarter of 2010 and minimal stocking in the nine months ended September 30, 2011 compared to destocking in the same period in 2010.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

The growth in PENTASA product sales was driven by price increases taken since the first half of 2010 and an increase in non-retail demand, which together more than offset the decline in US prescription demand.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL decreased due to a combined effect of lower US prescription demand, due to a fall in market share, and higher sales deductions in 2011 compared to 2010.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q

Human Genetic Therapies

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients being both naïve patients and switches from FABRAZYME. REPLAGAL sales also benefited from favorable foreign exchange.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was primarily driven by increased volumes across all regions in which ELAPRASE is sold. Reported ELAPRASE sales also benefited from favorable foreign exchange.

VPRIV – Gaucher disease

VPRIV has seen significant growth since its approval in the US in the first quarter of 2010 and in Europe in the third quarter of 2010. Growth in patients being treated with VPRIV continues, driven both by new naïve patients and those switching from CEREZYME. VPRIV sales also benefited from favorable foreign exchange.

Regenerative Medicine

DERMAGRAFT – DFU

DERMAGRAFT(1) continues to see strong revenue growth in the US, up 37% compared to the nine months to September 30, 2010. The growth resulted from a combination of an expanding US diabetic population, continued adoption of DERMAGRAFT as an efficacious, cost-effective treatment for DFU, and the continued addition of sales representatives to market the product.

(1) Shire acquired DERMAGRAFT through its acquisition of ABH in the second quarter of 2011.

Royalties

The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2011	2010	Change
	$'M	$'M	%
ADDERALL XR	66.6	86.3	-23
3TC and ZEFFIX	64.1	115.3	-44
FOSRENOL	31.4	18.0	+74
Other	37.7	34.9	+8
Total	199.8	254.5	-21

Royalty income decreased in the nine months to September 30, 2011 compared to the same period in 2010 as lower royalties on ADDERALL XR, 3TC and ZEFFIX more than offset higher royalty income from FOSRENOL.

Royalty income from ADDERALL XR decreased in the nine months to September 30, 2011 due to the effect of royalties received in the nine months to September 30, 2010 on launch shipments of Impax’s authorized generic version of ADDERALL XR which were not repeated in 2011.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Additionally, from the second quarter of 2011 Shire has not recognized 3TC royalties for certain territories, and reversed 3TC royalty income recognized in the prior two quarters, due to a disagreement between GSK and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. In the third quarter of 2011 this disagreement extended to ZEFFIX, and accordingly Shire has not recognized ZEFFIX royalty income for the affected territories. GSK and Shire continue to hold discussions in order to clarify this issue.

FOSRENOL royalties increased in the nine months to September 30, 2011 due to higher demand for the product by Shire’s Japanese partner given supply issues of a competitor resulting from the earthquakes in Japan earlier in 2011.

Cost of product sales

Cost of product sales increased to $434.7 million for the nine months to September 30, 2011 (15% of product sales), up from $333.7 million in the corresponding period in 2010 (2010: 15% of product sales). The cost of product sales as a percentage of product sales has remained constant in the nine months to September 30, 2011 compared to the same period in 2010. The effect of the inclusion of DERMAGRAFT (including the unwind of the fair value adjustment for DERMAGRAFT inventory recorded on acquisition) and a $10.0 million inventory write down of expired ELAPRASE unpurified bulk material in 2011, which was not prioritised for purification as capacity was directed towards meeting demand for REPLAGAL and VPRIV, has been offset by product sales growth from higher margin products and lower costs incurred on the transfer of manufacturing from Owings Mills.

For the nine months to September 30, 2011 cost of product sales included depreciation of $29.0 million (2010: $26.9 million) and amortization of $1.4 million (2010: $1.3 million).

R&D

R&D expenditure increased to $556.3 million for the nine months to September 30, 2011 (19% of product sales), compared to $475.9 million in the corresponding period in 2010 (21% of product sales). R&D in the nine months to September 30, 2010 included the up-front payment of $45.0 million (2% of product sales) on entering the collaboration with Acceleron for development of the ActRIIB class of molecules. Excluding this up-front payment, R&D increased by $125.4 million in the nine months to September 30, 2011 due to increased investment in a number of targeted R&D programs, including Sanfilippo A and early stage development programs, in addition to increased investment in new uses for VYVANSE. R&D in the nine months to September 30, 2011 also included expenditure on the development programs acquired with Movetis and ABH, and an impairment in respect of certain IPR&D assets of $16.0 million, which were not incurred in the same period in 2010.

R&D in the nine months to September 30, 2011 also included depreciation of $16.4 million (2010: $11.6 million), and an impairment charge of $16.0 million (2010: $nil).

SG&A

SG&A expenses increased to $1,295.3 million (45% of product sales) for the nine months to September 30, 2011 from $1,106.7 million (49% of product sales) in the corresponding period in 2010. In the nine months to September 30, 2010 SG&A included an impairment charge of $42.7 million to write down the DAYTRANA intangible asset to its fair value less costs to sell. Excluding this impairment charge SG&A increased by $231.3 million as the Company supported the growth of its existing and newly launched products. Additionally, SG&A increased in 2011 due to the inclusion of costs for Movetis and ABH which were not incurred in the same period in 2010.

For the nine months to September 30, 2011 SG&A included depreciation of $46.4 million (2010: $49.0 million) and amortization of $119.1 million (2010: $99.6 million).

Reorganization costs

For the nine months to September 30, 2011 the Company recorded reorganization costs of $18.0 million (2010: $23.3 million) relating to the transfer of manufacturing from its Owings Mills facility and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the nine months to September 30, 2011 Shire recorded integration and acquisition costs of $7.9 million (2010: $6.4 million), relating to the acquisition and integration of ABH ($10.5 million), the integration of Movetis ($5.6 million), offset by an adjustment to contingent consideration payable for EQUASYM ($8.2 million).

Interest expense

For the nine months to September 30, 2011 the Company incurred interest expense of $28.8 million (2010: $25.6 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income, net

For the nine months to September 30, 2011 the Company recorded Other income of $15.9 million (2010: $9.0 million). Other income in the nine months to September 30, 2011 included a gain of $23.5 million on disposal of substantially all of Shire’s holding in Vertex (Shire received these shares as partial consideration for its investment in ViroChem following ViroChem being acquired by Vertex). This gain was partially offset by increased foreign exchange losses arising in the third quarter of 2011, reflecting volatility in a number of currencies to which Shire has exposure.

Other income in 2010 included a gain of $11.1 million on disposal of Shire’s investment in ViroChem.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the nine months to September 30, 2011 the effective tax rate was 24% (2010: 28%).

The effective rate of tax in the nine months to September 30, 2011 was lower than the nine months to September 30, 2010 due to the up-front payment of $45 million to Acceleron and the intangible asset impairment charge for DAYTRANA. Taken together these costs increased the effective tax rate in 2010 as they were incurred in territories with tax rates lower than Shire’s effective rate or in territories where the establishment of valuation allowances precluded the recognition of any tax benefit.

Financial condition at September 30, 2011 and December 31, 2010

Cash & Cash equivalents

Cash and cash equivalents decreased by $274.2 million to $276.4 million (December 31, 2010: $550.6 million). Cash generated by operating activities of $664.2 million and proceeds of $94.7 million on disposal of substantially all of Shire’s holding in Vertex were offset by the cost of acquiring ABH, other capital expenditure, the purchase of shares by the ESOT and the dividend payment.

Accounts receivable, net

Accounts receivable, net increased by $152.2 million to $844.7 million (December 31, 2010: $692.5 million) due to increased total revenues in the nine months to September 30, 2011. Days sales outstanding remained constant at 50 days (December 31, 2010: 50 days).

Investment

Investments decreased by $71.5 million to $30.1 million (December 31, 2010: $101.6 million) due to the disposal of substantially all of the Company’s holding in Vertex for a cash consideration of $94.7 million.

Goodwill

Goodwill has increased by $193.7 million to $596.2 million (December 31, 2010: $402.5 million), due to goodwill arising on the acquisition of ABH.

Other Intangible assets, net

Other intangible assets have increased by $582.8 million to $2,561.7 million (December 31, 2010: $1,978.9 million), principally due to intangible assets for DERMAGRAFT product technology of $710.0 million acquired with ABH, offset by intangible asset amortization and impairment charges of $136.5 million.

Convertible bonds – current

Convertible bonds - current have increased by $1,100 million due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds from non-current to current liabilities in the second quarter of 2011, as exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date.

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

Shire’s balance sheet includes $276.4 million of cash and cash equivalents at September 30, 2011. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these bonds include the Put Option which could require repayment of the bonds in 2012. The bonds are currently trading at above par. The Company does not currently consider it likely that the Put Option will be exercised in 2012. However, as the Company could be required to repay the bonds within twelve months of the balance sheet date, the bonds have been classified as a current liability at September 30, 2011 in accordance with US GAAP. In addition, Shire has a RCF of $1,200 million which matures in 2015, which is currently undrawn.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	$’M	$’M
Cash and cash equivalents1	276.4	550.6
Convertible debt	1,100.0	1,100.0
Building financing obligation	8.3	8.4
Total debt	1,108.3	1,108.4
Net debt	(831.9)	(557.8)

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

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2011 increased by $52.2 million to $664.2 million (2010: $612.0 million), as higher cash receipts from product revenues and lower cash tax payments were offset by higher payments for sales deductions together with higher cash payments on the increased investment in R&D and SG&A.

Net cash used in investing activities was $762.0 million in the nine months to September 30, 2011, principally relating to the payment of $723.5 million to acquire ABH and expenditure on property, plant and equipment of $135.9 million, offset by proceeds of $94.7 million received on the disposal of substantially all of Shire’s holding in Vertex. Capital expenditure on property, plant and equipment includes $78.0 million on construction work at HGT’s facility at Lexington Technology Park (“LTP”).

Net cash used in investing activities was $831.5 million in the nine months to September 30, 2010. This included increases in restricted cash of $547.0 million (primarily due to the transfer from cash and cash equivalents of funds to pay for the acquisition of Movetis in October 2010), and expenditure on property, plant and equipment of $261.7 million. Capital expenditure on property, plant and equipment includes $121.9 million for the acquisition of new properties and properties occupied under operating leases, and $91.6 million on construction work, at HGT’s facility at Lexington Technology Park.

Net cash used in financing activities was $176.8 million for the nine months to September 30, 2011, principally due to the dividend payment, the purchase of shares by the ESOT and the repayment of debt acquired with ABH, offset by the tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $84.7 million for the nine months to September 30, 2010, principally due to the dividend payment of $49.8 million and $43.1 million to extinguish building finance obligations at Lexington Technology Park.

Obligations and commitments

During the nine months to September 30, 2011 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As at September 30, 2011 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Date: November 7, 2011	/s/ Angus Russell
Angus Russell Chief Executive Officer

Date: November 7, 2011	/s/ Graham Hetherington
Graham Hetherington Chief Financial Officer