Form 10-K
period 2011-12-31
Shire plc
filed 2012-02-23
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  [X]    No    [ ]

As at June 30, 2011, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $17,197  million. This was computed using the average bid and asked price at the above date.

As at February 21, 2012, the number of outstanding ordinary shares of the Registrant was 562,526,002.

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
APLIGRAF® (trademark of Organogenesis, Inc. (“Organogenesis”))
APRISO® (trademark of Salix Pharmaceuticals, Ltd. (“Salix”))
ASACOL® (trademark of Medeva Pharma Suisse AG (used under license by Warner Chilcott Company, LLC (“Warner Chilcott”)))
ATRIPLA® (trademark of Bristol Myers Squibb Company (“BMS”) and Gilead Sciences, Inc. (“Gilead”))
BERINERT P® (trademark of Aventis Behring GmbH)
CALCICHEW® range (calcium carbonate with or without vitamin D3)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CINRYZE® (trademark of Viropharma Biologics, Inc.)
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
COMBIVIR® (trademark of GlaxoSmithKline (“GSK”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (Human Fibroblast-Derived Dermal Substitute)
DIPENTUM® (trademark of UCB Pharma Ltd (“UCB”))
DYNEPO® (trademark of Sanofi-Aventis)
ELAPRASE® (idursulfase)
EPIVIR® (trademark of GSK)
EPIVIR-HBV® (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM) (trademark of GSK)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
HEPTOVIR® (trademark of GSK)
INTUNIV® (guanfacine extended release)
JUVISTA® (trademark of Renovo Limited (“Renovo”))
KALBITOR® (trademark of Dyax Corporation)
KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))
LIALDA® (trademark of Giuliani International Limited (“Guiliani”))
MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))
METAZYM™ (arylsulfatase-A)
METADATE CD® (trademark of UCB Pharma, S.A.)
MEZAVANT® (trademark of Guiliani)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))
MOVICOL® (trademark of Edra AG, S.A.)
OASIS® (trademark of Healthpoint, Ltd. (“Healthpoint”))
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))

REGRANEX® (trademark of Healthpoint)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
RENASYS® (trademark of Smith & Nephew Plc (“Smith & Nephew”))
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
RITALIN LA® (trademark of Novartis)
RUCONEST® (trademark of Pharming Intellectual Property B.V.)
SALOFALK® (trademark of Dr Falk Pharma)
SEASONIQUE® (trademark of Barr Laboratories, Inc. (“Barr”))
STRATTERA® (trademark of Eli Lilly)
THERASKIN® (trademark of Soluble Systems, LLC (“Soluble Systems”))
TRIZIVIR® (trademark of GSK)
TRUVADA® (trademark of Gilead)
V.A.C.® (trademark of Kinetic Concepts, Inc. (“KCI”))
VENVANSE (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2011 Form 10-K Annual Report

Competition	24
Government regulation	27
Third party reimbursement	28
Responsibility	30
Employees	30
Available information	30

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

Strategy

Shire’s strategic goal is to become the world’s leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), gastrointestinal (“GI”) diseases, human genetic therapies (“HGT”) and regenerative medicine (“RM”) as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

2011 Highlights

See “Currently marketed products” and “Products under development” below for a full discussion of 2011 Product, pipeline and business highlights, including:

•	the approval and launch of once-daily INTUNIV as adjunctive therapy to stimulants for the treatment of ADHD in children and adolescents aged 6 to 17 in the United States (“US”);

•
the approval of FIRAZYR in Europe for self-administrated subcutaneous injections by the European Medicines Agency (“EMA”) in the EU and by the US Food and Drug Administration (“FDA”) in the US for treatment of acute attacks of Hereditary Angioedema (“HAE”);

•	launch of VENVANSE for the treatment of ADHD in children in Brazil, the first launch of VYVANSE (lisdexsamfetamine dimesylate) outside of North America;

•	the initiation of Phase 3 clinical trials for VYVANSE as adjunctive therapy in Major Depressive Disorder (“MDD”);

•	the approval of LIALDA/MEZAVANT for the maintenance of remission of ulcerative colitis in the US and Canada;

•	the approval of Shire’s new manufacturing facility in Lexington, MA for the purification of REPLAGAL drug substance by the EMA;

•	the acquisition of Advanced BioHealing, Inc. (“ABH”) which added DERMAGRAFT, a bio-engineered skin substitute, to Shire’s portfolio, and led to the establishment of the RM business unit;

•
positive exploratory data showing the improvement of cognition and executive function in patients with MDD and improvement in negative symptoms of schizophrenia in patients taking VYVANSE as adjunctive therapy;

•	the submission of a Biologics License Application (“BLA”) to the FDA in the US for REPLAGAL; and

•
acceptance for review by the UK Medicines Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) of a Marketing Authorization Application (“MAA”) for VENVANSE for the treatment of ADHD in children and adolescents. The MHRA will act as the Reference Member State for filings in eight European countries.

Financial information about operating segments

Shire’s internal financial reporting is consistent with its business unit and management reporting structure. In the third quarter of 2011, following the acquisition of ABH, the Company now has three business units and three reporting segments: Specialty Pharmaceuticals (“SP”), HGT and RM. The RM segment currently comprises the ABH business. Substantially all of the Company’s revenues, expenditures and net assets are attributable to the research and development (“R&D”), manufacture, sale and distribution of pharmaceutical products within SP, HGT and of medical devices within RM. The Company also earns royalties (where Shire has out-licensed certain product rights to third parties)

which are recorded as revenues. Segment revenues, profits or losses and assets for 2011, 2010 and 2009 are presented in Note 24 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2011, the Company employed 2,395 (2010: 1,839) sales and marketing staff to service its operations throughout the world, including its major markets in the US and Europe.

Currently marketed products

The table below lists the Company’s material marketed products at December 31, 2011 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

SP

Products	Disease area	Owner/licensor	Key territories
Treatments for ADHD

VYVANSE/VENVANSE (lisdexamfetamine dimesylate)	ADHD	Shire	US, Canada and Brazil(1)

ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

INTUNIV (extended release guanfacine)	ADHD	Shire	US

EQUASYM (methylphenidate hydrochloride) modified release (XL)	ADHD	Shire	Europe and Latin America(2)

Treatments for GI diseases

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative colitis	Giuliani SpA	US and Europe(3)
PENTASA (mesalamine)	Ulcerative colitis	Shire	US

RESOLOR (prucalopride)	Chronic constipation in women	Shire	Europe

Treatments for diseases in other therapeutic areas
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 4)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (2)

HGT

Products	Disease area	Owner/licensor	Key territories

REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(5)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	US, Europe, Latin America and Asia Pacific(6)

VPRIV (velaglucerase alfa)	Gaucher disease, type 1	Shire	US, Europe and Latin America

FIRAZYR (icatibant)	HAE	Shire	US, Europe and Latin America

RM

Products	Disease area	Owner/licensor	Key territories

DERMAGRAFT(Human Fibroblast-Derived Dermal Substitute)	Diabetic foot ulcers (“DFU”)	Shire	US

(1)	The product is marketed as VENVANSE in Brazil.
(2)	Marketed by distributors in certain markets.
(3)	Marketed in US as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
(4)	Marketed in Japan under license from Shire by Bayer Yakuhin Limited (“Bayer”).
(5)	Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”).
(6)	Marketed in Asia Pacific by Genzyme under license from Shire.

Specialty Pharmaceuticals

Treatments for ADHD

ADHD is one of the most common psychiatric disorders in children and adolescents (J Am Acad Child Adolesc Psychiatry, 2007). Worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, approximately 9.5 percent of all school-aged children, or about 4.4 million children aged 4 to 17, have been diagnosed with ADHD at some point in their lives. However, only two-thirds (66.3%) of those with a current ADHD diagnosis were taking medication (CDC, 2010). According to the results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is also estimated to affect 4.4% of US adults aged 18 to 44. When this percentage is extrapolated to the full US population aged 18 and over, Shire estimates that approximately 10.3 million adults in the US have ADHD (based on US Census projected 2010).

ADHD is a psychiatric behavioral disorder that manifests as a persistent pattern of inattention and/or hyperactivity-impulsivity that is more frequent and severe than is typically observed in individuals at a comparable level of development. Although there is no cure for ADHD, there are accepted treatments that have been demonstrated to improve symptoms. Standard treatments include educational approaches, psychological therapies that may include behavioral modification, and/or medication.

According to IMS, a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was valued at approximately $7.3 billion for the twelve months ended December 31, 2011, an increase of 19.7% from the twelve months ended December 31, 2010.

VYVANSE/ VENVANSE

VYVANSE is a New Chemical Entity (“NCE”) and is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolized in the body.

The FDA approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. VYVANSE is available in the US in six dosage strengths: 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

VYVANSE has NCE exclusivity through to February 23, 2012 and is also covered by US patents of which the last to expire remain in effect until June 29, 2023.

Health Canada approved VYVANSE for the treatment of ADHD in paediatric patients aged 6 to 12 in February 2009 and for adolescents and adults in November 2010. Shire launched VYVANSE in Canada in February 2010.

In July 2010 ANVISA, the Brazilian health authority, granted marketing authorization approval for lisdexamfetamine dimesylate for the treatment of ADHD in children aged 6-12. VENVANSE was launched in Brazil in April 2011.

On January 31, 2012, the FDA approved VYVANSE for the maintenance treatment of ADHD in adults. VYVANSE is the first product in its class with this indication.

Litigation proceedings relating to VYVANSE are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. The Company received correspondence from the FDA in April 2006 stating that, due to the complex issues raised, which require extensive review and analysis by the FDA’s officials, a decision could not yet be reached by the FDA. To date, the FDA has not yet reached a decision on this Citizen Petition and has not provided any guidance as to when that decision may be reached.

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

The FDA approved INTUNIV in September 2009 as a once-daily monotherapy treatment of ADHD in children and adolescents aged 6 to 17. It is available in 1mg, 2 mg, 3 mg and 4 mg tablets. In February 2011 the FDA approved INTUNIV as adjunctive therapy to stimulants for the treatment of ADHD in children and adolescents aged 6 to 17.  Shire launched INTUNIV in November 2009.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM (methylphenidate hydrochloride) IR and XL for the treatment of ADHD in children and adolescents aged 6 to 18.  Due to the inherent advantages of longer acting formulations in meeting the needs of children and adolescent patients, Shire is focusing exclusively on the XL form. At December 31, 2011 EQUASYM XL was commercially available in 11 countries in 10mg, 20mg and 30mg strengths. EQUASYM XL is marketed in Mexico and South Korea under the trade name METADATE CD.

Treatments for GI diseases - Ulcerative Colitis (“UC”)

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

LIALDA/MEZAVANT

LIALDA is indicated for the induction of remission in patients with mild to moderately active UC and for the maintenance of remission of UC. The addition of the indication for maintenance of remission of ulcerative colitis was approved by Health Canada in February 2011 and by the FDA in July 2011.  LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine indicated for the induction and maintenance of remission.  LIALDA contains the highest commercially available mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily.

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in 2007 in the EU and Canada, at December 31, 2011 LIALDA/MEZAVANT (this product is marketed in Europe and Canada as MEZAVANT) was commercially available in 16 countries either directly or through distributor arrangements.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA

PENTASA controlled release capsules are approved in the US (marketed by Shire in the US and by Ferring outside of the US) and indicated for the induction of remission and for the treatment of patients with mild to moderately active ulcerative colitis.

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

Treatments for GI diseases - chronic constipation

Chronic idiopathic constipation is a widespread and often debilitating disorder. The constipated patient population can be split into three distinct groups: (1) patients with primary constipation (without other underlying diseases or not caused by use of medication); (2) patients constipated as a result of regular use of medication such as opioids and (3) patients with severe constipation resulting from neurodegenerative disorders such as multiple sclerosis and Parkinson’s disease. Chronic constipation is characterized by infrequent and difficult passage of stool over a prolonged period. Other symptoms include infrequent bowel movements, bloating, straining, abdominal discomfort and pain, incomplete evacuation and unsuccessful attempts at evacuation. The disease has been clearly defined by the widely accepted Rome III criteria based on the type and duration of the symptoms. Chronic constipation is seen as a persistent disease with approximately 70% of patients having more than three symptom episodes per week. It is estimated that 40% of patients with chronic constipation are not satisfied with their current treatment (Alimentary Pharmacology and Therapeutics, 2007).

RESOLOR

RESOLOR (prucalopride) is the first of a new generation of selective, high-affinity 5-HT4 receptor agonists that stimulates gastrointestinal motility and acts primarily on different parts of the lower gastrointestinal tract (enterokinetic).

In October 2009 RESOLOR was approved by the EMA throughout the EU as a once daily oral treatment for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. In July 2010, Swissmedic granted RESOLOR marketing authorization in Switzerland for the treatment of idiopathic chronic constipation in adults for whom the currently available treatment options involving dietary measures and laxatives do not provide sufficient effect. RESOLOR is available in 1mg and 2mg dose strengths, both for once-daily dosing. At December 31, 2011 RESOLOR was available in six EU countries. Launches in additional European countries are planned throughout 2012.

Treatments for diseases in other therapeutic areas

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in end-stage renal disease (stage 5) patients receiving dialysis and, from October 2009, is also indicated in the EU for the treatment of adult patients with CKD who are not on dialysis with serum phosphate > 1.78 mmol/L (5.5 mg/dL) in which a low phosphate diet alone is insufficient to control serum phosphate levels. It is estimated that there are approximately 2 million patients worldwide with end-stage renal disease on dialysis (Nephrol Dial Transplant, 2005). In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the blood phosphate levels can become elevated (hyperphosphatemia). The Kidney Disease Improving Global Outcomes (KDIGO) guidelines recommend that serum phosphate levels in CKD patients should be managed towards normal (Kidney International, 2009). FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased.

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and the 750mg and 1,000 mg dosage strengths were approved in 2005. In March 2009 FOSRENOL was launched in Japan by Shire’s licensee Bayer. At December 31, 2011 FOSRENOL was commercially available in 41 countries worldwide.

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

Human Genetic Therapies

REPLAGAL

REPLAGAL is currently the global market leader for the treatment of Fabry disease. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function often progressing to full kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 27,000 people (Spada et al, 2006).

REPLAGAL is a fully human alpha-galactosidase A protein made in human cells that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization and co-exclusive orphan drug status in the EU with up to 10 years market exclusivity and is also covered by patents in the EU and the US, of which the last to expire remain in effect until September 12, 2017. At December 31, 2011 REPLAGAL was approved in 46 countries.

Litigation proceedings relating to REPLAGAL are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ELAPRASE

ELAPRASE is a treatment for Hunter syndrome (also known as Mucopolysaccharidosis Type II or MPS II). Hunter syndrome is a rare, inherited genetic disorder mainly affecting males that interferes with the body's ability to break down and recycle waste substances called mucopolysaccharides, also known as glycosaminoglycans or GAGs. Hunter syndrome is one of several related lysosomal storage disorders (“LSD”). In patients with Hunter syndrome, cumulative build-up of GAGs in cells throughout the body interferes with the way certain tissues and organs function, leading to severe clinical complications and early mortality. The disease is estimated to affect approximately 1 in 162,000 males (Meikle et al, 1999).

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

At December 31, 2011 ELAPRASE was approved in 48 countries.

VPRIV

VPRIV is a treatment for Type 1 Gaucher disease. Gaucher disease is a rare, inherited genetic disorder which results in a deficiency of the lysosomal enzyme beta-glucocerebrosidase. This enzymatic deficiency causes an accumulation of glucocerebroside, primarily in macrophages. In this LSD, clinical features are reflective of the distribution of Gaucher cells in the liver, spleen, bone marrow, and other organs. The accumulation of glucocerebrosidase in Gaucher cells in the liver and spleen leads to organomegaly. Presence of Gaucher cells in the bone marrow and spleen leads to clinically significant anemia and thrombocytopenia. The disease is estimated to affect 1 in 40,000 individuals, with a higher incidence in the Ashkenazi Jewish population (Sidransky et al, 2010, and National Gaucher Foundation).

VPRIV was approved by the FDA in February 2010 for the long-term treatment of patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV in August 2010. VPRIV was authorized as an orphan medicine through the Centralised Procedure in Europe providing up to 10 years market exclusivity from the date of the grant of the relevant marketing authorization. At December 31, 2011 VPRIV was approved in 38 countries.

FIRAZYR

FIRAZYR is a first-in-class peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE. HAE is a debilitating and potentially life-threatening genetic disease characterized by unpredictable recurring swelling attacks in the hands, feet, face, larynx, or abdomen. The disease is estimated to affect approximately 1 in 50,000 individuals (Bowen et al, 2008).

In July 2008 the EMA granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE, and in May 2011 approved FIRAZYR for self-administration after training in subcutaneous injection technique by a healthcare professional. In August 2011 the FDA granted marketing approval for FIRAZYR in the US for treatment of acute attacks of HAE in adults aged 18 and older. After injection training, patients may self-administer FIRAZYR. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to seven and ten years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.  At December 31, 2011 FIRAZYR was approved in 38 countries globally.

Regenerative Medicine

DERMAGRAFT

DERMAGRAFT is a bio-engineered skin substitute that assists in restoring damaged tissue.

DERMAGRAFT is indicated for use in the treatment of full-thickness DFUs greater than six weeks in duration, which extend through the dermis, but without tendon, muscle, joint capsule, or bone exposure.  DFUs are open sores or ulcers on the feet that can occur in people with diabetes as a result of peripheral neuropathy, or damage to the nerves, and can severely compromise a patient’s quality of life. It is estimated that DFUs affect nearly 900,000 people annually in the US, of which approximately 60% to 70% are estimated to be slow healers that could be treated with DERMAGRAFT, based on its approved indication (Lavery et al, 2003 and Margolis et al, 1999).

DERMAGRAFT was approved by the FDA in 2001 as a Class III medical device for the treatment of DFUs.  DERMAGRAFT is also approved for the treatment of DFUs in South Africa, Israel and Singapore and the Company is exploring commercialization opportunities for those countries.

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

The terms of the Company’s license agreement with GSK include royalty rates in the mid teens on sales of products in territories with patent coverage and single digit royalties in territories without patent coverage. GSK is required to pay royalties, through the term of the last-to-expire patent in each territory. In territories where no patent exists, GSK is required to pay royalties for 10 years from the first commercial sale. Royalty terms expire in most territories outside of the US during 2012. In the US, royalty terms expire between 2014 and 2018. After expiration the Company will cease to receive royalties from GSK on sales of products in the affected territories.

The Company may terminate the agreement in the event GSK fails to pay royalties for two successive quarters. Either party may terminate the agreement for material breach or insolvency.

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

Hyperphosphatemia

FOSRENOL

The Company licensed the rights to FOSRENOL in Japan to Bayer in December 2003. Bayer launched FOSRENOL in Japan in March 2009.  Shire receives royalties from Bayer’s sales of FOSRENOL in Japan. The Company may also receive milestone payments from Bayer based on the achievement of certain sales thresholds.

Other royalties

The Company has licensed the rights to other products to third parties and receives royalties on third party sales.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of ADHD, GI, HGT and RM, as well as early development projects in additional therapeutic areas. Total R&D expenditures of $770.7 million, $661.5 million and $639.9 million were incurred in the years to December 31, 2011, 2010 and 2009 respectively.

The table below lists the Company’s products in clinical development as of December 31, 2011 by disease areas indicating the most advanced development status reached in key markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this Item 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on pages 21-23 of this Item 1 are potentially relevant to the corresponding development projects listed below. However as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status at December 31, 2011	The Company’s territorial rights

SP

Treatments for ADHD

INTUNIV (extended release guanfacine)	ADHD	Registration in Canada (entered Phase 3 in Q1 2003)	Global

VYVANSE/VENVANSE (lisdexamfetamine dimesylate)	ADHD	Registration in EU (entered Phase 3 in Q4 2008)	Global

INTUNIV	ADHD	Phase 3 in EU (entered Phase 3 in Q2 2010)	Global

Guanfacine Carrier Wave	ADHD and other CNS Disorders	Phase 1	Global

Treatments for GI diseases

LIALDA (mesalamine)/MEZAVANT (mesalazine)	Diverticulitis	Phase 3 globally (entered Phase 3 in Q4 2007)	Global (excluding Italy and Latin America) (1)

RESOLOR (prucalopride)	Chronic Constipation (Males)	Phase 3 in EU (entered Phase 3 in Q4 2010)	Europe

RESOLOR (prucalopride)	Chronic Constipation	Phase 3-ready in US	US (5)

SPD 557(M0003)	Refractory gastroesophageal reflux disease (“rGERD”)	Phase 2	EU and North America

Treatments for diseases in other therapeutic areas

XAGRID	Essential thrombocythaemia	Phase 3 in Japan (entered Phase 3 in Q4 2010)	Global

VYVANSE (lisdexamfetamine dimesylate)	Adjunctive therapy in Major Depressive Disorder (“MDD”)	Phase 3 (entered Phase 3 in Q4 2011)	Global
VYVANSE (lisdexamfetamine dimesylate)	Excessive Daytime Sleepiness (“EDS”)	Phase 2	Global

VYVANSE (lisdexamfetamine dimesylate)	Negative Symptoms of Schizophrenia (“NSS”)	Phase 2	Global

VYVANSE (lisdexamfetamine dimesylate)	Other non ADHD indications in adults	Phase 2	Global

SPD 535	Arteriovenous grafts in hemodialysis patients	Phase 1	Global
HGT
Treatment for Fabry
REPLAGAL (agalsidase alfa)	Fabry disease	Registration in the US (additional study initiated to support US dossier Q1 2010)(4)	Global

Treatment for Duchenne Muscular Dystrophy (“DMD”)

HGT-4510	DMD	Phase 2a (currently on clinical hold)	Global (Excluding North America) (2)

Enzyme Replacement Therapies (“ERT”)

HGT-2310	Hunter Syndrome with central nervous system (“CNS”) symptoms, idursulfase-IT	Phase 1/ 2	Global (3)

HGT-1410	Sanfilippo Syndrome (Mucopolysaccharidosis IIIA)	Phase 1/ 2	Global

HGT-1110	Metachromatic Leukodystrophy (“MLD”)	Preclinical	Global

HGT-3010	Sanfilippo Syndrome (Mucopolysaccharidosis IIIB)	Preclinical	Global

RM

Treatment for Diabetic Foot Ulcers

DERMAGRAFT	DFU	Registration in Canada (dossier submitted for approval in Q1 2011)	Global

Treatment for Venous Leg Ulcers (“VLU”)

DERMAGRAFT	VLU	Phase 3 (entered Phase 3 in Q2 2009)	Global

(1)	Mochida Pharmaceutical Co., Ltd has rights to develop and sell LIALDA in Japan under license with Shire.
(2)	As a result of a license and collaboration agreement with Acceleron Pharma Inc (“Acceleron”).
(3)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.
(4)	REPLAGAL entered Phase 3 in Q4 1998 for registration outside the US.
(5)	US rights were acquired from J&J in January 2012.

SPECIALTY PHARMACEUTICALS

Treatments for ADHD

INTUNIV for ADHD in Canada
In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. In December 2011, Health Canada accepted the NDS for screening.

VYVANSE/VENVANSE for ADHD in the EU

In December 2011 Shire submitted an MAA seeking approval for VYVANSE (to be marketed as VENVANSE) for the treatment of ADHD in children aged 6 to 17. In January 2012 the EMA accepted this MAA for review.

INTUNIV for ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development.

Guanfacine Carrier Wave for the treatment of various CNS disorders

A lead candidate has been selected for development and a Phase 1 program has been initiated to determine safety and tolerability of this compound.  The ongoing Phase 1 program will be supportive of potentially three different CNS-related indications: ADHD, hyperactivity in Autism Spectrum Disorder and Pediatric Anxiety.

Treatments for GI diseases

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

RESOLOR for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it acquired the rights to develop and market RESOLOR in the US in an agreement with Janssen Pharmaceutica N.V.  This product is Phase 3-ready and definitive plans will be implemented following discussions with regulatory authorities.

SPD 557 for the treatment of refractory GERD

SPD 557 (M0003) is a selective 5-HT4 receptor agonist. An exploratory Phase 2 program to investigate the effect of the product on reflux episodes in patients currently treated with proton pump inhibitors was initiated in the fourth quarter 2010 and is ongoing.

Treatments for diseases in other therapeutic areas

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program has been initiated to assess the safety and efficacy of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

Lisdexamfetamine dimesylate ((“LDX”), currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of inadequate response in MDD

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD was initiated in the fourth quarter of 2011 and is ongoing.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of EDS
Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible EDS treatment option, Phase 3 studies could begin in 2012.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of NSS

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible NSS treatment option, Phase 3 studies could begin in 2012.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of other non ADHD indications in adults

Shire is conducting a Phase 2 pilot clinical trial to assess the efficacy and safety of LDX for the treatment of Binge Eating Disorder.

SPD 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients

SPD 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III inhibition apparent at clinically relevant doses. Data from Phase 1 clinical trials demonstrated positive proof-of-principle. Work is ongoing on additional Phase 1 studies to support progression to a Phase 2 proof-of-concept program that will target prevention of thrombotic complications associated with arteriovenous access in hemodialysis patients.

Projects in pre-clinical development

A number of additional projects are underway in various stages of pre-clinical development for the SP area, including programs using Carrier Wave technology. More data on these programs is expected throughout 2012.

Development projects discontinued in 2011

The Company has discontinued the following SP development projects during the year ended December 31, 2011:

•	FOSRENOL for the treatment of pre-dialysis chronic kidney disease
•	JUVISTA for the improvement of scar appearance
•	SPD 556 for the treatment of ascites
•	Carrier Wave molecules for the treatment of pain
•	RESOLOR for the treatment of opioid-induced constipation

HUMAN GENETIC THERAPIES

Treatments for Fabry

REPLAGAL – for the treatment of Fabry disease in the US

On October 24, 2011 Shire initiated a rolling Biologics License Application (“BLA”) for REPLAGAL in the US, designated Fast Track by the FDA. The Company submitted the final BLA sections in November 2011.  In 2010 Shire withdrew an earlier BLA in order to gather additional clinical data for REPLAGAL. These data, including data from Shire’s ongoing US treatment Protocol, have now been evaluated and included in the new filing. The BLA has been accepted for Priority Review and assigned an action date of May 17, 2012.

Treatment for DMD

HGT-4510 for DMD

HGT-4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The lead ActRIIB drug candidate, HGT-4510 is in development for the treatment of patients with DMD. The Phase 2a trial is on hold.  Additional preclinical toxicology work will be conducted in 2012. This product has been granted orphan designation in the US and the EU.

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

HGT-1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA), an LSD. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010. This trial is ongoing.

Early Research Products

HGT-3010 for Sanfilippo B Syndrome (Mucopolysaccharidosis IIIB)

HGT-3010 is in preclinical development as an ERT delivered intrathecally for the treatment of Sanfilippo B Syndrome (Mucopolysaccharidosis IIIB).

HGT-1110 - for the treatment of MLD

HGT-1110 is in preclinical development as an ERT delivered intrathecally for the treatment of Metachromatic Leukodystrophy. This product has been granted orphan drug designation in the US and the EU.

A number of additional early stage research projects are also underway for the HGT business area.

REGENERATIVE MEDICINE

Treatments for DFU

DERMAGRAFT – for the treatment of DFU

On March 21, 2011, prior to acquisition by the Company, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Treatments for VLU

DERMAGRAFT – for the treatment of VLU

On August 24, 2011 Shire announced its preliminary analysis of the top-line results from ABH’s Phase 3 pivotal trial of DERMAGRAFT in subjects with VLU. The international pivotal trial was designed as a prospective, multicenter, randomized, controlled clinical study to assess the product’s safety and efficacy in the promotion of healing VLU. The preliminary analysis of the data was that the trial did not meet the primary endpoint mutually agreed with the FDA and EMA and a subsequent detailed analysis of the data set is ongoing.

Manufacturing and distribution

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its SP products and its HGT product FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plant in Cambridge, Massachusetts, US for its HGT products, REPLAGAL, ELAPRASE and VPRIV, respectively and manufacturing capability for its RM product DERMAGRAFT at its manufacturing facility in La Jolla, California, US.

The Company currently has dual sources of API for VYVANSE, ADDERALL XR, LIALDA and PENTASA and is developing a second source for INTUNIV. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

In order to support the rapid growth of VPRIV and REPLAGAL, as well as to support clinical development, additional manufacturing capacity has been added in Lexington, Massachusetts, US. The facility has been approved for the purification of REPLAGAL API, and in November 2011 the Company submitted regulatory filings with both the EMA and the FDA for the production of VPRIV API at the new facility. On February 21, 2012 the EMA’s Committee for Medicinal Products for Human Use approved the production of VPRIV in this facility.

DERMAGRAFT is grown from a cryopreserved master cell bank that was procured from a single neonatal foreskin sourced in 1990. The cell line has been qualified by the FDA and the Company performs extensive testing to help ensure the safety of the fibroblast cells in the master cell bank.

Finished Product Manufacturing

The Company sources all of its SP products from third party contract manufacturers. HGT finished products are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for ELAPRASE, REPLAGAL and VYVANSE and is developing a second source for the finished product manufacturing of LIALDA. The Company sources finished product for ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, PENTASA, RESOLOR and VPRIV from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

The Company currently utilizes numerous third-party suppliers for the raw materials used in the manufacturing of DERMAGRAFT. The Company currently obtains certain serum reagents, the mesh framework and the manifold used in the manufacture of DERMAGRAFT from single suppliers. The Company manages the risks associated with reliance on single sources by carrying additional inventories and, where appropriate, entering into contractual supply agreements with a bulk order provision in the case of early termination by the supplier.

During 2009, following a comprehensive evaluation of its operations and strategic focus, Shire decided to phase out operations at its SP manufacturing facility at Owings Mills, Maryland. This phase out was successfully completed during 2011.

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

The Company ships DERMAGRAFT from its La Jolla, California facility using third-party carriers that are experienced in cold-chain logistics as well as from a third-party carrier and distributor’s site located in Louisville, Kentucky, from which the Company ships the majority of DERMAGRAFT intended for customers located in the Eastern part of the US.

Outside of the US, physical distribution of SP and HGT products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Material customers

The Company’s three largest trade customers are Cardinal Health, Inc., McKesson Corp, and AmerisourceBergen which are based in the US. In 2011, these wholesale customers accounted for approximately 23%, 19% and 7% of product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support patent applications by its licensors. The markets for some of the potential products for rare genetic diseases caused by protein deficiencies are small, and, where possible, the Company has sought orphan drug designation for products directed to these markets, (see “Government Regulation” below).

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following non-exhaustive list sets forth details of granted US and EP patents pertaining to the Company’s material products and certain products from which the Company receives a royalty, which are owned by or licensed to the Company and that are important to an understanding of the Company’s business taken as a whole. The listed EP patents do not necessarily have a corresponding national patent registered in each EU member state and the rights granted pursuant to an EP patent are enforceable only in the EU member state where the EP patent has been registered as a national patent.  The expiration dates set forth below do not necessarily reflect changes to the patent term afforded by Patent Term Extensions in the United States, nor supplementary protection certificates (“SPCs”) which are available in many EU member states.  The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US RE 41148 US 6,605,300 US RE 42096 US 6,913,768 EP 1123087	October 21, 2018 October 18, 2018 October 18, 2018 October 21, 2018 January 29, 2023 October 21, 2019
DERMAGRAFT	US 4,963,489 US 5,266,480 US 5,443,950	October 16, 2012 November 30, 2010 August 22, 2012
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211	March 17, 2015 August 25, 2015 September 3, 2019
FIRAZYR	US 5,648,333 EP 370453	July 15, 2014 November 14, 2009

FOSRENOL	US 5,968,976 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 August 26, 2024 August 26, 2024 March 19, 2016
INTUNIV	US 5,854,290 US 6,287,599 US 6,811,794	September 21, 2015 December 20, 2020 July 4, 2022
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 5,641,670 US 5,733,761 US 6,083,725 US 6,395,884 US 6,458,574 EP 0750044 EP 0935651	June 24, 2014 March 31, 2015 September 12, 2017 September 12, 2017 September 12, 2017 November 5, 2012 September 12, 2017
RESOLOR	EP 807110	November 16, 2015
VPRIV	US 5,641,670 US 5,733,761 US 6,270,989 US 6,566,099 US 7,138,262 US 7,833,766 EP 0672160	June 24, 2014 June 24, 2014 June 24, 2014 September 12, 2017 August 18, 2020 February 6, 2027 December 2, 2013

VYVANSE
US 7,105,486
US 7,223,735
US 7,655,630
US 7,659,253
US 7,659,254
US 7,662,787
US 7,671,030
US 7,671,031
US 7,674,774
US 7,678,770
US 7,678,771
US 7,687,466
US 7,687,467
US 7,700,561
US 7,718,619
US 7,723,305

June 29, 2023
June 29, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 28, 2023
March 18, 2023
March 25, 2023
March 25, 2023
February 24, 2023
April 8, 2023
June 29, 2023
February 24, 2023
February 24, 2023

EPZICOM/KIVEXA	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 3, 2012 May 20, 2012
LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 RE 39155 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014 January 3, 2012 May 20, 2012
TRIZIVIR	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 EP 382 526 EP 565 549 EP 515 157	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 February 8, 2010 January 3, 2012 May 20, 2012

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

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including the launch of an authorized generic version of CONCERTA and RITALIN LA  in 2011, and the launch of authorized generic ADDERALL XR by Teva and Impax in 2009. In late 2010, KAPVAY (twice daily, clonidine extended release) was approved by the FDA for the treatment of ADHD and was launched in the US by Shionogi & Co., Ltd in 2011.  Shire’s share of the US ADHD market in December 2011 was 27.9% (compared to 24.5% in December 2010). Overall the US ADHD market grew by 10.4% in the year to December 31, 2011 (compared to 12.4% in the same period in 2010).

Shire’s key ADHD market is the US, with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products in Canada, Brazil, Mexico, South Korea and selected EU markets and further geographic expansion plans are underway, including a collaboration with Shionogi and Co. Ltd. to develop and sell ADHD products in Japan.

Key branded competitors in the US are stimulants CONCERTA and FOCALIN XR, and non-stimulants STRATTERA and KAPVAY. Generic immediate release stimulants which constitute 28.6% of the ADHD market (IMS NPA, December 2011) are also formidable in the US ADHD market, growing 2.4% in the year from December 31, 2010 to December 31, 2011.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Eli Lilly), depending upon the country.

The Canadian market continues to show strong growth, driven particularly by the adult market.  CONCERTA is the number one selling brand in volume and share, although for the moving annual total (“MAT”) ending November 2011, generic methylphenidate volume and share grew by 15% and 2% respectively.  Both the Brazilian and Mexican markets are growing strongly and in Brazil, which is predominantly an IR market, there is increasing penetration of the extended release brands.

The Company is also aware of several clinical development programs underway by other pharmaceutical companies. Eli Lilly and Company Limited, Targacept, Otsuka Pharmaceutical Co., Ltd., NextWave Pharmaceuticals, Inc., Purdue, Alcobra (in collaboration with Teva), Theravance, Euthymics, Neuroderm, Durect Pharma and Supernus are seeking to develop additional treatment options for ADHD.

GI

Ulcerative Colitis market

UC is a type of Inflammatory Bowel Disease. The first-line treatments for patients with mild to moderate UC are formulations containing mesalamine (also known as 5-ASA). Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

The US oral 5-ASA market is led by Warner Chilcott’s ASACOL. In December 2011, ASACOL had a 37.4% share of the oral 5-ASA market, declining from 42.2% in December 2010.

In December 2011, Shire’s share of the US UC market was 35.8% (compared to 34.5% in December 2010).

The EU oral 5-ASA market was somewhat more fragmented (all data in this paragraph is stated as at November 2011). Ferring’s PENTASA and Warner Chilcott’s ASACOL were the major competitors across the EU. PENTASA (marketed in the EU by Ferring) captured 29.6% versus ASACOL’s 19.0% share of the EU G5 oral 5-ASA market (UK, Germany, Spain, Italy, and France).  Warner Chilcott’s ASACOL led the UK market with a 45.8% share, followed by Ferring’s PENTASA, which had a 27.1% share. The German market was led by Dr Falk’s SALOFALK, with 53.2% market share, followed by Ferring’s PENTASA with 18% share. Ferring’s PENTASA and CLAVERSAL were the leaders in the oral 5-ASA market in Spain with 35.2% and 29.3% shares respectively. In 2010, Ferring launched a new competitor, PENTASA 1g tablet, in the EU and it has been launched in multiple countries in 2010 and 2011.

Mesalamine and balsalazide (mesalamine pro-drug) products are generally protected by formulation patents only. In December 2007, the FDA denied Salix’s Citizen Petition for COLAZAL and Salix subsequently announced the launch of an authorized generic version by Watson Laboratories. Three other generic versions of COLAZAL were then introduced. Generic versions of COLAZAL had a 7.5% share of the US oral 5-ASA market in December 2011.

In May 2011, Cosmo / Ferring submitted an MAA in the EU for the oral corticosteroid, budesonide MMX, for the induction of remission in mild to moderate UC.  In December 2011, Cosmo / Santarus submitted an NDA in the US for budesonide MMX for the same indication.  If approved, this will be a new competitor in 2012 or 2013.

Janssen / MSD’s biologic, REMICADE, is approved for treatment and maintenance of moderate to severe UC in the US, Canada and the EU.  Abbott submitted a supplemental NDA (“sNDA”) in the US in late 2010 and the EMA in early 2011 for an indication in moderate to severe UC for HUMIRA.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for UC by Tillotts, Salix, Janssen, Cosmo, Pfizer, and Millenium.

Chronic constipation market

In Europe, over-the-counter and prescription laxatives are the current first line therapy for chronic constipation. The highest value laxative (by revenue) is MOVICOL, a polyethylene glycol (“PEG”) 3350, sold by Norgine.  In Europe, RESOLOR is indicated for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief and currently there are no other products available in the EU with the same indication.

Almirall submitted an MAA in the EU in September 2011 for a guanylate cyclase type-C agonist, linaclotide (under license from Ironwood), for the treatment of irritable bowel symptoms with constipation (“IBS-C”), which if approved would be a new competitor in the EU in 2012 or 2013.  Ironwood submitted an NDA in October 2011 for linaclotide in the US for the treatment of IBS-C and chronic constipation. If approved, we expect Ironwood and Forest (who are co-developing and co-promoting linaclotide in the US) to launch linaclotide in 2012 or 2013 in the US.

In August 2011, Sucampo submitted an MAA in the UK for the chloride-channel activator, lubiprostone, for chronic idiopathic constipation which, if approved, would be a new competitor in the UK in 2012.

The Company is aware of other therapies for the treatment of chronic constipation / IBS-C being developed by Synergy Pharmaceuticals, Inc., ARYx Therapeutics, Theravance, Inc., Sucampo Pharmaceuticals, Inc., and Albireo.

Markets for the treatment of rare genetic diseases

Competitors for LSDs include Actelion Ltd., Protalix BioTherapeutics Inc (“Protalix”), and Genzyme. For example, REPLAGAL competes with Genzyme’s FABRAZYME, and VPRIV competes with Genzyme’s CEREZYME, Actelion’s ZAVESCA and will compete with the Protalix compound taliglucerase alfa (worldwide rights outside of Israel licensed to Pfizer) if approved. Shire is aware of two companies (Korea Green Cross Corporation and JCR Pharmaceuticals Co. Ltd) that are developing ERTs for the treatment of Hunter syndrome. JCR and Isu-Abxis also have early stage biosimilar programs for Gaucher and Fabry disease, and Harvest Moon and Dong A Pharmaceuticals have early stage biosimilar programs for Gaucher disease.

FIRAZYR competes in Europe with CSL Behring’s BERINERT P, a human plasma-derived C1-esterase inhibitor (C1-INH) product, and with Pharming Group N.V.’s RUCONEST (a recombinant version of C1-INH), which has been launched in certain European countries by Swedish Orphan Biovitrum. FIRAZYR also competes in Europe with ViroPharma’s Cinryze, another human plasma-derived C1-esterase inhibitor (C1-INH) product, which was approved in 2011 for both acute treatment and prevention of acute HAE attacks. FIRAZYR competes in the US with BERINERT and with Dyax Corporation’s KALBITOR, a plasma kallikrein inhibitor. ViroPharma’s CINRYZE, is approved in the US only for prophylaxis of HAE attacks.

For more information on orphan drug designation, see “Government regulation” below.

Regenerative medicine

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Competition in the regenerative medicine industry is particularly intense, due largely to the fact that regenerative medicine products currently compete with both traditional and advanced products, as well as bio-engineered products. DERMAGRAFT competes with other products based on efficacy, price, reimbursement, ease of use and healthcare provider education.

DERMAGRAFT competes in the US against other living cell products, such as Organogenesis’s APLIGRAF and also against manufacturers of traditional wound care products, including Healthpoint’s REGRANEX, Healthpoint’s OASIS Matrix products, and Soluble System’s THERASKIN. In addition, DERMAGRAFT competes against advanced mechanical technologies, such as negative pressure wound therapy. Negative pressure wound therapy uses a vacuum to remove excess fluid and cellular waste that create inflammation and hinder ulcer healing. Current competitors include KCI’s V.A.C. therapy and Smith & Nephew’s RENASYS.

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

Several generic drug companies have filed abbreviated new drug applications (“ANDAs”), seeking approval for EPIVIR, COMBIVIR, and EPZICOM in the US and several tentative approvals of generic lamivudine have been issued by the FDA. In December 2011, the FDA approved generic versions of EPIVIR that are manufactured by Aurobindo and Apotex.

Government regulation

The clinical development, manufacturing and marketing of Shire’s products are subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA.

In general, pharmaceutical and biotechnology products must undergo rigorous preclinical testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the product into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the product for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a product is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken with a larger number of patients to provide enough data to statistically evaluate the efficacy and safety of the product and to evaluate more fully clinical outcomes. The failure to demonstrate adequately the quality, safety and efficacy of a product under development can delay or prevent regulatory approval of the product.

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review for the US. In the EU the review may be undertaken by the following: (i) members of the EMA’s Committee for Medicinal Products for Human Use as part of a centralized procedure; (ii) an individual country's regulatory agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the product in question; or (iii) a competent member state’s regulatory agency through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure.

Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors. For example, additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as it deems appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

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

Some jurisdictions, including the EU and the US, may designate products for relatively small patient populations as “orphan drugs”. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in the EU and for up to seven years in the US. These laws are particularly pertinent to Shire’s HGT business unit.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Approval to manufacture these drugs is sought by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All medicinal products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

In the US, the DEA also regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s ADHD products are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and their willingness to update those quotas to meet any shortage of drugs.

The branch of the FDA responsible for product marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved drug products. Shire is also subject to various US federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Similar review and regulation of advertising and marketing practices exists in the other geographic areas where the company operates.

The FDA also has broad regulatory compliance and enforcement powers. If the FDA determines that a Company failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing a FDA Form 483 notice of inspectional observations, a warning letter, an untitled letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can also require a Company to repair, replace or refund the cost of products that the Company manufactured or distributed.

The Department of Health and Human Services (“HHS”) administers the Medicare and Medicaid programs, major government payers for the poor and elderly in the US, respectively.  Shire is subject to various mandated discounts and rebates, as well as compliance requirements, in order to participate in these programs.  HHS will be interpreting, implementing and enforcing manufacturers’ compliance with rebate payments, discounts and mandated price reporting changes under the Affordable Care Act (“ACA”).

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

Third party reimbursement and pricing

General.  The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments.  These third party payers are increasingly challenging the pricing of drugs and medical devices through tougher contracting and, especially with regards to Medicare and Medicaid, through the ACA and new regulations.  Many government and commercial payers are also seeking positive pharmaco-economic data in order to justify the pricing of products.  Some governments are demanding that manufacturers share more of the financial risk by making the price of a product commensurate with lowered overall cost of care.

Commercial Managed Care.  Commercial payors negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms.  Exclusion from a formulary, or a disfavored formulary position, can reduce product usage in the payor’s patient population. In addition, reimbursement policies increasingly favor generic versions of drugs.  For example, sales of the Company’s branded CARBATROL product have decreased in the US as a result of managed care initiatives implemented to favor generic versions.    Overall drug usage could increase due to the expansion of covered lives under the ACA.  However, increases in usage could be offset by increases in rebates.   The estimated additional 16 to 18 million covered commercial managed care members, anticipated as a result of the ACA, could also increase the power of third-party payers, as they become gatekeepers to more members.

Medicaid.  Many of the Company’s products are reimbursed by Medicaid, a joint federal / state health insurance plan for the poor in the US.  Medicaid mandates federal rebates from manufacturers for participation in the program.  Many states outsource management of Medicaid benefits to third parties (“Managed Medicaid” or “MMC”), leaving it to them to negotiate commercial rebates and formulary position with manufacturers.  Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list.

In addition to the increase in eligible Medicaid members, other factors could also influence the net sale price of products to Medicaid members, and could alter the overall composition of Medicaid membership, including:

•
The ACA mandates that manufacturers pay federal rebates on MMC utilization, on top of the commercial rebates negotiated with manufacturers.  Some states are also trying to impose state supplemental rebates on MMC utilization.  If states succeed, it would significantly increase costs for access to state’s formularies.  The cost of rebates to MMC plans will also depend on how much each state controls the formulary.

•
Many states are also seeking to either outsource more Medicaid to MMC, or bring MMC members back into state administered Medicaid, depending on which arrangement is more financially favorable.  These changes could affect both the utilization and rebates in each state’s Medicaid program.

•
The ACA has expanded eligibility for Medicaid and that is predicted to increase membership in the program by approximately 16 to 18 million new lives.  However, it is not possible to predict the overall increases in Medicaid and Managed Medicaid business and the cost for Shire specifically.

The industry awaits finalization of the Centers for Medicare and Medicaid Services’ (“CMS”) proposed interpretation of Medicaid rebate increases related to product line extensions under the ACA.  Depending on the guidelines, Shire’s Medicaid rebates could increase.  CMS’ issuance of new Average Manufacturer’s Price (“AMP”) rules could also increase Medicaid rebate costs.  CMS’ publication of its own pricing compendium, (“NADAC”), could affect reimbursement to pharmacists for drugs, depending on the rate of each state’s adoption.  The lifting of the court-imposed injunction on use of AMP to establish Medicaid reimbursement rates to pharmacists could also decrease reimbursement rates for drugs.

Medicare.  Some of the Company’s products are reimbursed by Medicare, a federal health insurance plan for the elderly and disabled in the US.  Medicare is facing cost-reduction pressure from the ACA and the Budget Control Act (“BCA”).  The Independent Medicare Advisory Board (“IPMAB”) established by the ACA will be seeking to find savings, with all recommendations put up for fast-track legislation.  The legislature has proposed additional rebates for Medicare Part D outpatient drug utilization.  The legislature has also proposed the imposition of new rebates on Part B injectable drug utilization.  As CMS and the Office of Inspector General (“OIG”) implement comparisons between Average Sales Price (“ASP”) and AMP, the reimbursement to physicians could decrease for some products, depending on which metric is used for setting the reimbursement.  Medicare’s End Stage Renal Disease Prospective System will also bundle previously separately-billable renal drugs into the overall dialysis payment, potentially reducing the reimbursement rates for renal products, such as Shire’s FOSRENOL.

In Shire’s new RM business unit, DERMAGRAFT is regulated in the US by the FDA as a Class III medical device, but treated under Medicare Part B by CMS as a biologic. Under Part B, in the outpatient hospital, ambulatory surgery center and physician office settings, biologics used as skin substitutes are reimbursed separately by CMS. In addition, CMS currently assigns DERMAGRAFT a “K” status indicator, which indicates items paid separately under such payment system currently using an ASP methodology.  Effective as of January 1, 2012, the American Medical Association (“AMA”) assigned new current procedural terminology codes in relation to the invoicing of all skin substitute applications. These new codes will affect physicians, outpatient hospitals, and ambulatory surgery centers in their coding for skin substitute applications.  These new codes will provide lower payment amounts in 2012 for physician services.  The Company cannot predict the extent to which future changes will affect the procedures that use DERMAGRAFT.

Accountable Care Organizations (“ACOs”).  The ACA aims to create more ACOs offering integrated end-to-end care for Medicare members, moving Medicare to single payments for health outcomes.  The ACO incentives under the ACA could create new gatekeepers for access to Shire’s drugs and could require further rebates to be provided in order to maintain access to ACO members.

Legal & Regulatory Landscape.  The US Supreme Court will soon hear a case that could eliminate the individual health mandate of the ACA, which would heavily reduce the projected increases in covered lives under the ACA, and create higher managed care rebates.  There is also a lawsuit challenging the ACA Medicaid expansion.  Follow-up legislation, funding for agencies and interpretation from the agencies could greatly affect implementation of programs.  Depending on whether policies favorable to orphan drugs continue, and to what extent managed care entities find mechanisms to impose cost limits, Shire’s orphan drug business could also be affected.  The failure of the Congressional Super Committee in the US to find savings in the budget may also affect Shire, depending on what government payer programs are targeted.  The BCA now automatically cuts $1.2 trillion from the US budget over the next decade.  Medicare will take a 2% reduction, although Medicaid will be protected.  2012 being an election year in the US, a change in the legislative balance of power could alter the pace of the sequestration process and ACA initiatives.

Enforcement.  The US drug and medical device market is highly litigious.  The ACA has increased funding aimed at enforcement and investigation of drug and medical device manufacturers, and several states have followed suit, intending to exact more settlements from manufacturers. The OIG is also regularly imposing Corporate Integrity Agreements (“CIA”)

on manufacturers.  A CIA can add significant cost for a manufacturer, given the need to hire an Independent Review Organization (“IRO”) to comply with the CIA. Shire has received a subpoena from the OIG relating to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. Please see Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual report on Form 10-K.

International.  In the EU, price controls and non-reimbursement for new, highly priced medicines are expected. Uncertainty exists about the reimbursement status of newly approved products in the EU. Germany, for example, is working on the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This proposed law would maintain free pricing the first year, but assess the benefit of new drugs within three months of commercialization, in order to set a price as of the 13th month. Prices of drugs bringing added value will qualify for price negotiation, while those with no added value will be subject to reference pricing. Criteria required to prove a drug’s benefit include "additional patient-related outcomes".  Third party reimbursement limits may reduce the demand for a Company’s products. The slow pace of the price applications process in some countries have delayed and, occasionally, prevented launches of a Company’s products. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed.  The novelty of ADHD and behavioral drugs in the EU and other markets will require strong education and promotion efforts in order to gain acceptance and an appropriate reimbursement profile.

Responsibility

The Company continues to develop its approach to corporate responsibility (“Responsibility”). The Shire Responsibility Co-ordination Team (the “Team”) comprises representatives from, among other departments, Legal, R&D, Human Resources, Environment Health & Safety, Compliance & Risk Management, Facilities, Marketing and Corporate Communications. The Chairperson of the Team is Shire’s General Counsel, Tatjana May. The Team determines the Company’s overall Responsibility strategy, which is approved by the Company’s Board of Directors, and works with the businesses and functions to embed Responsibility practices within all operations. The Team sets and monitors Responsibility objectives which support delivery of Shire’s overall strategy, and meets at least three times a year to discuss and monitor progress. Shire communicates widely about its approach to Responsibility and has a section on its website dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate Shire’s commitment to corporate responsibility.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. At December 31, 2011 the Company had 5,251 employees (2010: 4,183 employees).

Available information

The Company maintains a global internet site at www.shire.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov in a document, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A:  Risk Factors

The Company has adopted a risk management strategy designed to identify, assess and manage the significant risks that it faces. While the Company aims to identify and manage such risks, no risk management strategy can provide absolute assurance against loss.

Set out below are the key risk factors associated with the business that have been identified through the Company's approach to risk management. Some of these risk factors are specific to the Company, and others are more generally applicable to the pharmaceutical industry or specific markets in which the Company operates. The Company believes that these risk factors apply equally and therefore all should be carefully considered before any investment is made in Shire.

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

The Company’s products may not be a commercial success

The commercial success of the Company’s marketed products and other new products that the Company may launch in the future, will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the timing of the receipt of additional marketing approvals, the scope of marketing approvals as reflected in the product’s label, the countries in which such approvals are obtained, the authorization of price and reimbursement in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company may not be able to grow its product revenues as quickly as anticipated if any or all of the following occur:

•	if Shire’s products or competitive products are genericized or if the prices of competitor products are otherwise reduced significantly;

•
if there are unanticipated adverse events experienced with the Company’s products or those of a competitor’s product in the same therapeutic area not seen in clinical trials that impact the physician’s willingness to prescribe the Company’s products;

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

•	if planned geographical expansion into emerging markets is not successful;

•	if the sizes of the patient populations for the Company’s products are less than expected or the Company fails to identify new patients for its products; or

•	if there are lawsuits filed against Shire, including but not limited to, product liability claims, consumer law claims, and payor or reimbursement litigation.

If the Company is unable to commercialize any of its products successfully, there may be a material adverse effect on the Company’s revenues, financial condition and results of operations.

Unanticipated decreases in revenues from ADDERALL XR could significantly reduce the Company’s revenues and earnings

Following the launch of authorized generic versions of ADDERALL XR in 2009, Shire’s sales of ADDERALL XR decreased by 42% in 2010 compared to 2009. In the year to December 31, 2011 product sales of ADDERALL XR increased 48% to $532.8 million, representing approximately 12% of the Company’s total revenues, (sales of ADDERALL XR in the years to December 31, 2010 and 2009 were $360.8 million and $626.5 million respectively).

The Company sells authorized generic versions of ADDERALL XR to Teva and Impax and currently receives royalties from Impax in respect of sales of its authorized generic. Shire continues to sell the branded version of ADDERALL XR.

Factors that could negatively impact total revenue from ADDERALL XR include, but are not limited to:

•	erosion of ADDERALL XR product sales if the authorized generic versions capture Shire’s branded market share;

•	any approval by the FDA of any ANDAs for ADDERALL XR which could further reduce branded market share. Any such approval may eliminate or reduce royalties currently received from Impax;

•	issues impacting the production of ADDERALL XR or the supply of amphetamine salts including, but not limited to, the ability to get sufficient quota from the US DEA;

•	changes in reimbursement policies of third-party payers; and

•	changes to the level of sales deductions for ADDERALL XR for private or public payers.

In addition, in respect of the period prior to October 1, 2010, when certain provisions of the 2010 Affordable Care Act became effective and provided further clarity, there were potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation.  The CMS may disagree with the Company's interpretation as to how shipments of authorized generic ADDERALL XR should be included in the Medicaid rebate calculation, and require the Company to apply an alternative interpretation of the Medicaid rebate legislation, resulting in additional liability to be recorded by the Company. For further details, see ITEM 7: Management’s discussion and analysis of financial condition and results of operations.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for the Company's products may impact future revenues and earnings

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for its products. Changes to governmental policy or practices could adversely affect the Company's revenues, financial condition and results of operations. In addition, the reimbursement of treatments by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations is under downward pressure and this, in turn, could impact on the prices at which the Company can sell its products.

The market for the Company’s products could be significantly influenced by the following, which could result in lower prices for the Company's products and/or a reduced demand for the Company's products:

•	higher levels of controls on the use of the Company’s products and/or requirements for additional price concessions by managed health care organizations;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic and therapeutic rationales are not established.

The prices for certain of the Company's products, in particular products for the treatment of rare genetic diseases such as REPLAGAL, ELAPRASE and VPRIV, may be high compared to other pharmaceutical products. The Company may encounter difficulty in obtaining satisfactory pricing and reimbursement for such products. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for such products may adversely affect the Company’s revenues, financial condition and results of operations.

A disruption to a product’s supply chain may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis

The Company sources some products from third party contract manufacturers, and for certain products has its own manufacturing capability. Although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, PENTASA, RESOLOR and VPRIV, relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, INTUNIV, REPLAGAL, RESOLOR and VPRIV and relies on a single source for certain serum reagents, the mesh framework and the manifold used in the manufacture of DERMAGRAFT.

In the event of:

•	financial failure of a third party contract manufacturer; or

•	the failure of a third party manufacturer to comply with its contractual obligations; or

•	the failure of the Company or a third party contract manufacturer to comply with mandatory manufacturing standards ( “Current Good Manufacturing Standards” or “cGMP”); or

•	the failure of the Company or a third party contract manufacturer to manufacture sufficient quantities of product to meet demand; or

•	any other form of disruption to the supply chain.

the Company may experience a delay in supply or be unable to supply, market or develop its products. Any disruption in the supply chain could have a material adverse effect on the Company’s revenues, financial condition and results of operations.

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

The Company uses bovine-derived serum sourced from New Zealand and North America in the manufacturing process for ELAPRASE and DERMAGRAFT. The discovery of additional cattle in North America or the discovery of cattle in New Zealand with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on these products, or prohibit the Company from using them. This could disrupt the Company’s ability to supply these products and would have a material adverse effect on the Company’s revenues, financial conditions or results of operations.

The actions of certain customers can affect the Company's ability to sell or market products profitably, as well as impact net sales and growth comparisons

A small number of large wholesale distributors control a significant share of the US and certain European markets. In 2011, for example, 49% of the Company's product sales were attributable to three customers in the US; McKesson Corp., Cardinal Health, Inc and AmerisourceBergen Corp. In the event of financial failure of either of these customers, the Company may suffer financial loss and a decline in revenues and earnings. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products. Such actions could have an adverse effect on the Company's revenues, financial condition and results of operations. A significant portion of the Company’s SP product sales are made to major pharmaceutical wholesale distributors as well as to large pharmacies in both the US and Europe. Consequently, product sales and growth comparisons may be affected by fluctuations in the buying patterns of major distributors and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions, or other factors. In addition, a significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition and results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the US Department of Health and Human Services (“HHS”), the FDA, the US Department of Justice, the SEC and the DEA. These authorities and agencies have broad authority to investigate market participants for violations of federal laws relating to the marketing and promotion of pharmaceutical products, including the False Claims Act, the Anti-Kickback Statute and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products, and the submission of false claims for reimbursement by the federal government.  Pharmaceutical companies may be subject to enforcement actions or prosecution for such conduct, as well. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in the distraction of senior management for prolonged periods of time, significant defence costs, substantial monetary penalties and require extensive government monitoring of Company activities in the future. As an example, on September 23, 2009 the Company received a subpoena from the HHS Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania, seeking production of documents related to the sales and marketing of ADDERALL XR, VYVANSE and DAYTRANA. Shire is cooperating and responding to this subpoena (For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Adverse outcomes in legal matters could have a material adverse effect on our revenue, financial condition and results of operations.

During the ordinary course of its business the Company may be involved in claims, disputes and litigation with third parties, employees, regulatory agencies, Governmental authorities and other parties.  The range of matters of a legal nature that might arise is extremely broad but could include, without limitation, employment claims and disputes, intellectual property claims and disputes, contract claims and disputes, product liability claims and disputes, regulatory litigation and tax audits.

Any unfavourable outcome in such matters could adversely impact the Company’s ability to develop and commercialize its products, distract senior management to the detriment of the business, adversely affect the profitability of existing products, possibly subject the Company to substantial fines, penalties and injunctive or administrative remedies, and possibly result in the imposition of regulatory controls or exclusion of certain products or the Company from government reimbursement programs.  Any such outcomes could have a material adverse effect on our revenue, financial condition and results of operations.  (For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Contractual relationships can create a significant dependency on third parties, the failure of whom can affect the ability to operate the Company's business and to develop and market products

The Company has entered into many agreements with third parties for the provision of goods and services to enable it to operate its business. If the third party does not provide the goods or services on the agreed basis, the Company may not be able to continue the development or commercialization of its products as planned or on a commercial basis. Additionally, it may not be able to establish or maintain good relationships with the suppliers.

The Company has entered into licensing, co-development and other agreements with third parties. These contractual agreements may be altered, terminated or expire and the Company may not be able to renew, extend or contract on similar commercial terms, with the party or another third party. In such circumstances, the Company may be unable to continue to develop or market its products as planned and could be required to abandon or divest a product line.

RISK FACTORS RELATED TO THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES IN GENERAL

The actions of governments, industry regulators and the economic environments in which the Company operates may adversely affect its ability to develop and profitably market its products

Changes to laws or regulations impacting the pharmaceutical industry, in any country in which the Company conducts its business, may adversely impact the Company's revenues, financial condition and results of operations. For example, changes to the regulations relating to orphan drug status may affect the exclusivity granted to products with such designation.

A slowdown of global economic growth, or continued instability of the Eurozone, could have negative consequences for our business and increase the risk of non-payment by the Company’s customers

Growth of the global pharmaceutical market has become increasingly tied to global economic growth. Accordingly a substantial and lasting slowdown of the global economy or major national economies could negatively affect growth in the markets in which the Company operates. Such a slowdown, or any resultant austerity measures adopted by governments in response to a slowdown, could also reduce the level of reimbursement that governments are willing and able to provide to the Company for its products and, as a result, adversely affect the Company’s revenues, financial condition and results of operations.

Any slowing economic environment may also lead to financial difficulties for some of the Company’s significant customers. In such situations, the Company could experience delays in payment or non-payment of amounts owed which may result in a rising level of contractual defaults by its contractual counterparties. The Company does business, both directly (with government hospitals, clinics, pharmacies and other agencies) and indirectly (through wholesalers and distributors), with a number of Eurozone governments (including the governments of Greece, Ireland, Italy, Portugal and Spain) that have experienced or may continue to experience declines in their creditworthiness which may result in the continuation of significant cuts to public spending in an attempt to manage their budget deficits.

In addition, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely effect the Company’s revenues, financial condition or results of operations.

The introduction of new products by competitors may impact future revenues

The markets in which the Company operates are highly competitive. Many of the Company's competitors are large, well-known pharmaceutical, biotechnology, chemical and healthcare companies with considerable resources. Companies with more resources and larger R&D expenditures have a greater ability to fund clinical trials and other development work necessary for regulatory applications. They may also be more successful than the Company in acquiring or licensing new products for development and commercialization. If any product that competes with one of the Company's principal drugs is approved, the Company's sales of that drug could be negatively impacted.

The pharmaceutical, biotechnology and regenerative medicine industries are also characterized by continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomic, through the development of new products, technological advances in manufacturing or production by its competitors.

The successful development of products is highly uncertain and requires significant expenditures and time

Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical or clinical tests may show the product to lack safety or efficacy;

•
delays may be caused by slow enrollment in clinical studies; regulatory requirements for clinical trial drug supplies; extended length of time to achieve study endpoints; additional time requirements for data analysis or dossier preparation; time required for discussions with regulatory agencies, including regulatory agency requests for additional preclinical or clinical data; delays at regulatory agencies due to staffing or resource limitations; analysis of or changes to study design; unexpected safety, efficacy, or manufacturing issues; delays may arise from shared control with collaborative partners in the planning and execution of the product development, scaling of the manufacturing process, or getting approval for manufacturing;

•	manufacturing issues, pricing or reimbursement issues, or other factors may render the product economically unviable;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; and

•	failure to receive necessary regulatory approvals.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product.

In addition, even if the products receive regulatory approval, they remain subject to ongoing regulatory requirements, including, for example, obligations to conduct additional clinical trials or other non-clinical testing, changes to the product label (which could impact its marketability and prospects for commercial success), new or revised requirements for manufacturing, written notifications to physicians, or product recalls or withdrawals. Further, a number of the Company’s ADHD products contain controlled substances and are subject to regulation by the US DEA and equivalent agencies in other countries.

The failure of a strategic partner to develop and commercialize products could result in delays in approval or loss of revenue

The Company enters into strategic partnerships with other companies in areas such as product development and sales and marketing. In these partnerships, the Company is sometimes dependent on its partner to deliver results. While these partnerships are governed by contracts, the Company may not exercise direct control. If a partner fails to perform or experiences financial difficulties, the Company may suffer a delay in the development, a delay in the approval or a reduction in sales or royalties of a product.

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to in-license, acquire or develop new products or compounds. The Company also expends significant resources on research and development. The failure to in-license or acquire new products or compounds, on a commercially viable basis, could have a material adverse effect on the Company's revenues, financial condition and results of operations. The failure of these efforts to develop products appropriate for testing in human clinical trials could have a material adverse effect on the Company's revenues, financial condition and results of operations.

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

Patents and patent applications covering a number of the technologies and processes owned or licensed to the Company have been granted, or are pending in various countries, including the US, Canada, major European countries and Japan. The Company intends to enforce vigorously its patent rights and believes that its partners intend to enforce vigorously patent rights they have licensed to the Company. However, patent rights may not prevent other entities from developing, using or commercializing products that are similar or functionally equivalent to the Company's products or technologies. The Company's patent rights may be successfully challenged in the future or laws providing such rights may be changed or withdrawn. The Company cannot assure investors that its patents and patent applications or those of its commercial partners, licensors and third party manufacturers will provide valid patent protection sufficiently broad to protect the Company's products and technology or that such patents will not be challenged, revoked, invalidated, infringed or circumvented by third parties. In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation).

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

The Company also relies on trade secrets and other un-patented proprietary information, which it generally seeks to protect by confidentiality and nondisclosure agreements with its employees, consultants, advisors and partners. These agreements may not effectively prevent disclosure of confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or partners develop inventions or processes that may be applicable to the Company's products under development, such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. The failure to obtain or maintain patent and trade secret protection, for any reason, could allow other companies to make competing products which could have a material adverse effect on the Company's revenues, financial condition or results of operations.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2011:

Location	Use	Approximate Square Footage	Owned or Leased
Dublin, Ireland	Office accommodation	16,000	Leased
Basingstoke, UK	Office accommodation	127,000	Owned
Wayne, Pennsylvania, US	Office accommodation	420,000	Leased
Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased
Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	622,000	Owned
Cambridge, Massachusetts, US	Office accommodation and laboratories	181,000	Leased
Cambridge, Massachusetts, US	Manufacturing facility	29,000	Leased
Cambridge, Massachusetts, US	Office accommodation	34,000	Leased
North Reading, Massachusetts, US	Warehousing facility	92,000	Leased
Belmont, Massachusetts, US	Warehousing facility	16,000	Leased

La Jolla, California, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	74,000	Leased

San Diego, California, US	Office accommodation and warehousing	47,000	Leased

Sao Paulo, Brazil	Office accommodation	14,000	Leased

Ville St Laurent, Quebec, Canada	Office accommodation	35,000	Leased
Berlin, Germany	Office accommodation	22,000	Leased

Nyon, Switzerland	Office accommodation	40,365	Leased

Madrid, Spain	Office accommodation	16,383	Leased

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world. At December 31, 2011 all the above sites were utilized by the Company.  Shire also has a small amount of Cambridge office space that is sub-leased and a small amount of Lexington laboratory space that it owns but leases.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual report on Form 10-K.

ITEM 4: Mine Safety Disclosures

Not applicable.

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

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2011
1st Quarter	18.32	15.61
2nd Quarter	19.61	17.91
3rd Quarter	21.36	18.18
4th Quarter	22.43	18.83

Year to December 31, 2010
1st Quarter	15.16	12.20
2nd Quarter	14.83	13.21
3rd Quarter	15.21	13.41
4th Quarter	15.67	14.05

The total number of record holders of ordinary shares of Shire on February 21, 2012 was 4,944. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 21, 2012 the proportion of ordinary shares represented by ADRs was 27.37% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2011
1st Quarter	89.23	72.61
2nd Quarter	96.32	87.92
3rd Quarter	104.00	87.43
4th Quarter	103.90	88.04

Year to December 31, 2010
1st Quarter	67.31	57.64
2nd Quarter	68.05	57.94
3rd Quarter	71.18	60.93
4th Quarter	74.12	66.79

The number of record holders of ADSs on February 21, 2012 was 1,451. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the six months to June 30, 2011 of 2.48 US cents (1.52 pence) per ordinary share, equivalent to 7.44 US cents per ADS, was paid in October 2011. The Board has resolved to pay a second interim dividend of 12.59 US cents (7.96 pence) per ordinary share equivalent to 37.77 US cents per ADS for the six months to December 31, 2011.

A first interim dividend for the six months to June 30, 2010 of 2.25 US cents (1.41 pence) per ordinary share, equivalent to 6.75 US cents per ADS, was paid in October 2010.  A second interim dividend for the second half of 2010 of 10.85 US cents (6.73 pence) per ordinary share equivalent to 32.55 US cents per ADS was paid in April 2011.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share.  Typically, the first interim payment each year will be higher than the previous year’s first interim USD dividend.  Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined.

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

In the year ended December 31, 2011 Old Shire paid dividends totalling $67.6 million (2010: $58.3 million; 2009: $45.9 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

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

Performance Graph

For a graph comparing the cumulative total return to our stockholders during the five years ending December 31, 2011 to that of the London Stock Exchange 100 Index, please refer to ITEM 11: Executive Compensation – Directors’ Remuneration Report.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2011 and 2010 and for the years to December 31, 2011, 2010 and 2009 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2009, 2008 and 2007 and for the years to December 31, 2008 and 2007 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2011		2010		2009		2008		2007
	$’M		$’M		$’M		$’M		$’M
Statements of Operations:
Total revenues	4,263.4		3,471.1		3,007.7		3,022.2		2,436.3
In-process R&D	-		-		(1.6)		(263.1)		(1,866.4)
(Loss)/gain on sale of product rights	(6.0)		16.5		6.3		20.7		127.8
Other operating expenses(1)	(3,148.2)		(2,693.5)		(2,392.2)		(2,367.8)		(2,076.8)
Operating income/(loss)	1,109.2		794.1		620.2		412.0		(1,379.1)
Total other (expense)/income, net(2)	(19.1)		(24.8)		22.8		(146.4)		(19.0)
Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	1,090.1		769.3		643.0		265.6		(1,398.1)
Income taxes	(227.6)		(182.7)		(138.5)		(98.0)		(55.5)
Equity in earnings/(losses) of equity method investees, net of taxes	2.5		1.4		(0.7)		2.4		1.8

Income/(loss) from continuing operations, net of taxes	865.0		588.0		503.8		170.0		(1,451.8)
Loss from discontinued operations, net of tax	-		-		(12.4)		(17.6)		-
Net income/(loss)	865.0		588.0		491.4		152.4		(1,451.8)

Add: net loss attributable to the noncontrolling interest in subsidiaries	-		-		0.2		3.6		-
Net income/(loss) attributable to Shire plc	865.0		588.0		491.6		156.0		(1,451.8)

Earnings/(loss) per share – basic
Income/(loss) from continuing operations	156.9	c	107.7	c	93.2	c	32.1	c	(268.7c )
Loss from discontinued operations	-		-		(2.3c	)	(3.3c	)	-
Earnings/(loss) per ordinary share - basic	156.9	c	107.7	c	90.9	c	28.8	c	(268.7c )
Earnings/(loss) per share – diluted
Income/(loss) from continuing operations	150.9	c	105.3	c	91.9	c	31.8	c	(268.7c )
Loss from discontinued operations	-		-		(2.2c	)	(3.2c	)	-
Earnings/(loss) per ordinary share - diluted	150.9	c	105.3	c	89.7	c	28.6	c	(268.7c )

(1)	The following items are included within Other operating expenses:

●
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $nil, $45.0 million, $43.4 million, $nil and $155.9 million in the years ended December 31, 2011, 2010, 2009, 2008 and 2007 respectively;

●	Costs of $62.9 million associated with the termination of the Women’s Health development agreement with Duramed Pharmaceuticals, Inc. (“Duramed”) in the year to December 31, 2009; and

●
Impairment loss of $16.0 million in respect of certain IPR&D assets in the year to December 31, 2011, impairment loss of $42.7 million following the decision to divest DAYTRANA to Noven in the year to December 31, 2010, and costs of $149.9 million on the cessation of commercialization of DYNEPO in the year to December 31, 2008.

(2)	The following items are included within Total other (expense)/ income, net:

●	Gains on sale of non-current investments of $23.5 million, $11.1 million, $55.2 million, $9.4 million and $0.1 million in the years ended December 31, 2011, 2010, 2009, 2008 and 2007 respectively;

●
Other than temporary impairment charges for available-for-sale investments of $2.4 million, $1.5 million, $0.8 million, $58.0 million and $3.0 million in the years ended December 31, 2011, 2010, 2009, 2008 and 2007 respectively; and

●
Interest expense in respect of the Transkaryotic Therapies, Inc. (“TKT”) appraisal rights litigation of $nil, $nil, $nil, $87.3 million and $28.0 million in the years ended December 31, 2011, 2010, 2009, 2008 and 2007 respectively.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of
shares (millions):	2011		2010		2009		2008		2007
Basic	551.1		546.2		540.7		541.6		540.3
Diluted	595.4		590.3		548.0		545.4		540.3
Cash dividends declared and paid per ordinary share	13.330	c	11.500	c	9.908	c	8.616	c	7.3925	c

December 31,
	2011	2010	2009	2008	2007
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	2,208.2	1,880.3	1,570.2	1,044.4	1,696.8
Total assets	6,380.2	5,387.6	4,617.5	3,933.7	4,330.1
Total current liabilities	2,534.3	1,293.3	1,020.0	823.8	1,262.2
Non-current liabilities	660.9	1,642.9	1,685.0	1,782.4	1,811.9
Total liabilities	3,195.2	2,936.2	2,705.0	2,606.2	3,074.1
Total equity	3,185.0	2,451.4	1,912.5	1,327.5	1,256.0

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV in this Annual Report on Form 10-K.

Overview

Shire’s strategic goal is to be the world’s leading specialty biopharmaceutical Company that focuses on meeting the needs of the specialist physician. Shire focuses its business on ADHD, GI diseases, HGT and RM, as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within three reportable segments: SP, HGT and RM. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	93% (2010: 90%) of total revenues are derived from product sales, of which 66% (2010: 71%) are within SP, 31% (2010: 29%) are within HGT and 3% (2010: nil) are within RM; and

•	6% of total revenues are derived from royalties (2010: 9%).

The market in which the Company conducts its business are highly competitive and highly regulated.

There is increasing legislation both in the US and the rest of the world which is placing downward pressure on the net pricing of pharmaceutical products and medical devices. For example the US government passed healthcare reform legislation in 2010 which included an increase in Medicaid rebate rates and extended Medicaid rebates to those products provided through Medicaid managed care organizations. The legislation also imposed annual fees to be paid by both pharmaceutical manufacturers (from 2011) and medical device companies (from 2013). The impact of these recent changes to US healthcare legislation, and other healthcare reforms in the rest of the world, has not to date had a material impact on the Company’s results of operations.

The health care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•
increasing challenges from third party payers for products to have demonstrable clinical benefit, with pricing and reimbursement approval becoming increasingly linked to a product’s clinical effectiveness and impact on overall costs of patient care;

•	increased R&D costs, because development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	governments and healthcare systems favoring earlier entry of low cost generic drugs; and

•	higher marketing costs, due to increased competition for market share.

Shire’s strategy to become the world’s leading specialty biopharmaceutical company has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market. The acquisition in 2005 of TKT and the consequent establishment of our HGT business, together with the acquisitions of Jerini in 2008 (which brought the HAE product FIRAZYR), EQUASYM in 2009 (which facilitated Shire’s immediate access to the European ADHD market) and Movetis in 2010 (which brought EU rights to RESOLOR and further developed our GI pipeline), provided Shire with platforms to increase its presence in Europe and the RoW, thereby working towards diversifying the risk associated with reliance on one geographic market.

In 2011 the SP and HGT businesses derived 15% and 80%, respectively, of their product sales from outside of the US. Currently all RM product sales are generated in the US. Shire’s long-term mission is to increase the value of product sales from (i) outside of the US and (ii) outside of US, UK, Germany, France, Italy, Spain and Canada. Shire has made significant progress towards geographic diversification with additional development and commercialization activities in

2011. In addition, Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	continued launch of VYVANSE in Brazil (marketed as VENVANSE) and the potential approval and launch of VYVANSE in Mexico;

•	filing in 2011 of an MAA for VYVANSE (to be marketed as VENVANSE) in certain countries in the EU to support registration for treatment of ADHD in children;

•	INTUNIV Phase 3 clinical program to support submission of an MAA in the EU;

•	continued roll-out of VPRIV in certain EU and Latin American countries;

•	continued roll-out of FIRAZYR in certain European and Latin American countries;

•	the LIALDA/MEZAVANT diverticulitis Phase 3 program; and

•	continued roll-out of RESOLOR in the EU and the Rest of the World (“RoW”).

R&D

Over the last five years Shire has focused its R&D efforts on products in its core therapeutic areas and concentrated its resources on obtaining regulatory approval for later-stage pipeline products within these core therapeutic areas. In addition to continued efforts in its late stage pipeline for the ADHD, GI, HGT and RM therapeutic areas, Shire has also progressed work on an earlier stage pipeline.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last seven years. Since January 2005, several products have received regulatory approval including: in the US, ELAPRASE in 2006, LIALDA and VYVANSE in 2007, INTUNIV in 2009, VPRIV in 2010, and FIRAZYR in 2011; in the EU, FOSRENOL in 2005, ELAPRASE and MEZAVANT in 2007, and VPRIV in 2010; in Canada, VYVANSE in 2010.

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. As Shire further expanded its earlier phase pipeline, R&D costs in 2011 included expenditure on several pre-clinical to Phase 3 studies for products in development as well as Phase 3(b) and Phase 4 studies to support recently launched products in the SP and HGT businesses, together with the development of new projects in both the SP, HGT and RM businesses. For a discussion of the Company’s current development projects see ITEM 1: Business.

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

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR, which led to lower sales of branded ADDERALL XR compared to the period prior to the authorized generic launch. As discussed in ITEM 1: Business, the FDA has not yet reached a decision on the Citizen Petition for ADDERALL XR which was filed in October 2005. An FDA decision which does not require generic follow-on products to complete successful bio-equivalence or additional clinical testing could lead to increased generic competition for ADDERALL XR in addition to the authorized generic versions which already exist. In 2011 authorized generic and generic versions of the Company’s CARBATROL and REMINYL products, respectively were launched, which led to lower sales of these branded products compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE, INTUNIV, FOSRENOL, LIALDA and ADDERALL XR patents. For more detail of current patent litigation, see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Business Development

Shire seeks to focus its business development activity on the acquisition and in-licensing of products and projects which have the benefit of long-term patent protection and/or data exclusivity, other forms of market exclusivity and/or barriers to entry.

Through the acquisition of ABH in 2011 Shire obtained DERMAGRAFT, which is currently marketed in the US for the treatment of DFU.  Through the acquisition of Movetis in 2010, Shire obtained the recently launched RESOLOR, a promising GI pipeline and world-class R&D talent. In addition, in early 2012 Shire acquired the rights to market RESOLOR in the US. In 2010 Shire also acquired an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron. The collaboration with Acceleron will initially focus on further developing HGT-4510 (also called ACE-031) for the treatment of patients with DMD.

In 2009, Shire acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM and EQUASYM XL from UCB and entered into a research collaboration with Santaris Pharma A/S (“Santaris”) for the development of its Locked Nucleic Acid (“LNA”) drug platform technology.

Organization and Structure

In the third quarter of 2011, following the acquisition of ABH, an organizational realignment was carried out. Following this re-organization the Company now has three business units and three reporting segments: SP, HGT and RM (which currently comprises only the ABH business).

During 2010, to support the Company’s mission to increase the proportion of product sales generated outside of the US, Shire established an international commercial hub in Switzerland.

Results of operations for the years to December 31, 2011 and 2010

Financial highlights for the year to December 31, 2011 are as follows:

•	Product sales in 2011 were up 26% to $3,950 million (2010: $3,128 million). On a constant exchange rate (“CER”)1 basis, which is a Non GAAP measure, product sales were up 24%.

Product sales growth was generated from across the portfolio, particularly VYVANSE (up 27% to $805 million), ADDERALL XR (up 48% to $533 million), REPLAGAL (up 35% to $475 million), ELAPRASE (up 15% to $465 million), LIALDA/MEZAVANT (up 27% to $372 million) and VPRIV (up 79% to $256 million). Product sales in 2011 also benefited from $105 million of DERMAGRAFT sales made subsequent to the acquisition of ABH.

•
Total revenues in 2011 exceeded $4 billion for the first time, increasing by 23% (Non GAAP CER: up 21%) to $4,263 million (2010: $3,471 million). The strong product sales growth more than offset decreased royalties and other revenues, down 9% due to lower 3TC and ZEFFIX royalties.

•
Operating income was up 40% to $1,109 million (2010: $794 million), as total revenues grew at a faster rate than R&D and SG&A expenditure. Operating income in 2010 included impairment charges recorded on the divestment of DAYTRANA and an up-front payment of $45 million to Acceleron.

•	Diluted earnings per ordinary share were up 43% to 150.9c (2010: 105.3c) due to higher operating income and a lower effective tax rate in 2011 of 21% (2010: 24%).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2011 product sales and revenues restated using 2010 average foreign exchange rates to 2010 actual product sales and revenues. This Non-GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average exchange rates for the year to December 31, 2011 were $1.60:£1.00 and $1.39:€1.00 (2010: $1.55:£1.00 and $1.33:€1.00).

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2011	2010	Change
	$'M	$'M	%
Product sales	3,950.2	3,128.2	+26%
Royalties	283.5	328.1	-14%
Other revenues	29.7	14.8	+101%
Total	4,263.4	3,471.1	+23%

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales		Non-GAAP CER		US prescription		Exit market
	2011	2010	growth		growth		growth1		share1
	$'M	$'M	%		%		%		%
SP
ADHD
VYVANSE	805.0	634.2	+27		+27		+21		17
ADDERALL XR	532.8	360.8	+48		+47		+11		7
INTUNIV	223.0	165.9	+34		+34		+78		4
EQUASYM	19.9	22.0	-10		-14		n/a	2	n/a	2
DAYTRANA	-	49.4	n/a	4	n/a	4	n/a	4	n/a

GI
LIALDA / MEZAVANT	372.1	293.4	+27		+26		+9		21
PENTASA	251.4	235.9	+7		+7		-2		14
RESOLOR	6.1	0.3	n/a		n/a		n/a	3	n/a	3

General Products
FOSRENOL	166.9	182.1	-8		-11		-16		5
XAGRID	90.6	87.3	+4		-1		n/a		n/a	2
CARBATROL	52.3	82.3	-36		-36		-30		10
Other product sales	95.5	105.6	-10		-13		n/a		n/a
	2,615.6	2,219.2	+18
HGT
REPLAGAL	475.2	351.3	+35		+30		n/a	3	n/a	3
ELAPRASE	464.9	403.6	+15		+12		n/a	2	n/a	2
VPRIV	256.2	143.0	+79		+76		n/a	2	n/a	2
FIRAZYR	33.0	11.1	+197		+188		n/a	2	n/a	2
	1,229.3	909.0	+35

RM
DERMAGRAFT	105.3	-	n/a		n/a	5	n/a	2	n/a	2
Total RM product sales	105.3	-	n/a
Total product sales	3,950.2	3,128.2	+26

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average US market share in the month ended December 31, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2011.
(4)	The Company divested DAYTRANA to Noven effective October 1, 2010.
(5)	DERMAGRAFT was acquired by Shire on June 28, 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in 2011 as a result of higher prescription demand, due to an increase in VYVANSE’s market share and growth in US ADHD market (10%), and the effect of a price increase taken in 2011. These factors more than offset the effect of de-stocking and higher sales deductions in 2011 compared to 2010.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K

ADDERALL XR – ADHD

ADDERALL XR product sales grew by 48%, or $172 million, principally as a result of lower sales deductions as a percentage of branded gross product sales, increases in US prescription demand (in line with growth in the US ADHD market) and a price increase taken during 2011.

Sales deductions in 2011 represented 57% of branded gross product sales (2010: 65% of branded gross product sales). The decrease in sales deductions was primarily due to the lowering of our estimate of inventory in the US retail pipeline and the related sales deduction reserve in the third quarter of 2011 (representing 2% of gross product sales in 2011) and the mix of customer sales affecting the rebate calculation. The eight percentage point decrease in sales deductions (as a percentage of branded gross product sales) contributed $85 million to ADDERALL XR’s net product sales in 2011. ADDERALL XR sales deductions in 2012 are expected to be in the range of 60-65%.

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

The CMS could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generic products prior to October 1, 2010. CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $212 million above the recorded liability. However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to approximately $134 million above the recorded liability), and to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV – ADHD

INTUNIV product sales were up 34% compared to 2010, primarily driven by significant growth in US prescription demand together with a price increase taken during 2011. These positive factors were offset by lower stocking and higher sales deductions in 2011 compared to 2010, and the effect of the inclusion of launch stocking shipments within reported 2010 product sales.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative colitis

The growth in product sales for LIALDA/MEZAVANT in 2011 was primarily driven by higher US prescription demand following increases in US market share, a price increase taken since the fourth quarter of 2010 and the effect of stocking in 2011 compared to de-stocking in 2010.

Litigation proceedings regarding LIALDA/MEZAVANT are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative colitis

Product sales of PENTASA continued to grow despite lower US prescription demand, due to the impact of a price increase taken during 2011.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL outside the US decreased marginally primarily because of mandatory price reductions that were imposed in several key markets. Product sales of FOSRENOL in the US decreased due to lower US prescription demand and higher sales deductions compared to 2010, which more than offset a 2011 price increase.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Human Genetic Therapies

REPLAGAL – Fabry disease

The 35% growth (30% on a Non GAAP CER basis) in REPLAGAL product sales was driven by the treatment of new patients, being both naïve patients and switches from patients being treated with FABRAZYME. Reported REPLAGAL sales also benefited from favorable foreign exchange, due to the weaker US dollar over the course of 2011 compared to 2010.

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

VPRIV – Gaucher disease

VPRIV product sales growth was driven by the treatment of new patients, being both naïve patients and patients switching from CEREZYME. Reported sales also benefited from favorable foreign exchange.

FIRAZYR – HAE

The significant growth rate in global product sales in 2011 follows the successful launch of FIRAZYR in the US in August 2011 and the approval for self-administration in the EU in March 2011.

Regenerative Medicine

DERMAGRAFT – DFU

DERMAGRAFT continues to see strong revenue growth in the US, up 33% for the full year 2011 compared to the full year 2010(1). The growth resulted from a combination of an expanding US diabetic population, continued adoption of DERMAGRAFT as a treatment for DFU, and the continued investment in marketing programs and additional sales representatives to market the product.

(1)	Shire acquired DERMAGRAFT through its acquisition of ABH in June 2011.

Royalties

	Year to December 31,	Year to December 31,
	2011	2010	Change
	$'M	$'M	%
ADDERALL XR	107.1	100.3	+7%
3TC and ZEFFIX	82.7	154.0	-46%
FOSRENOL	46.5	26.8	+74%
Other	47.2	47.0	<1%
Total	283.5	328.1	-14%

Royalty income decreased in 2011 compared to 2010 as lower royalties from 3TC and ZEFFIX more than offset higher royalty income from ADDERALL XR and FOSRENOL.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Additionally, with effect from the second quarter of 2011, Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK and Shire about how the relevant royalty rates should be applied given the expiry dates of certain patents. GSK and Shire are holding discussions in order to seek to resolve the disagreement. In 2012 royalty terms for 3TC and ZEFFIX will begin to expire in most territories outside of the US, and in the US royalty terms for 3TC and ZEFFIX expire between 2014 and 2018. After expiry the Company will cease to receive royalties from GSK on sales of 3TC and ZEFFIX in those territories.

Cost of product sales

Cost of product sales increased to $588.1 million for the year to December 31, 2011 (15% of product sales), up from $463.4 million in the corresponding period in 2010 (15% of product sales).

Cost of product sales as a percentage of product sales stayed constant as the effect of slightly higher margins from existing products and lower costs incurred on the transfer of manufacturing from Owings Mills in 2011 were offset by the inclusion of DERMAGRAFT (including the unwind of the fair value adjustment for inventory acquired with ABH) and a write down of expired ELAPRASE unpurified bulk material which was not prioritised for purification as capacity was directed towards meeting demand for REPLAGAL and VPRIV in 2011.

For the year to December 31, 2011 cost of product sales included depreciation of $39.8 million (2010: $38.1 million).

R&D

R&D expenditure for the year to December 31, 2011 increased to $770.7 million (20% of product sales), compared to $661.5 million in the corresponding period in 2010 (21% of product sales).

R&D in 2010 included an up-front payment of $45.0 million (representing 1% of product sales) on entering the collaboration with Acceleron for development of the ActRIIB class of molecules. Excluding this up-front payment, R&D increased by $154.2 million in 2011, reflecting the Company’s continued investment in a number of targeted R&D programs, including new uses for VYVANSE, Sanfilippo and other development programs. In addition, R&D in 2011 also included a full year of Movetis’s development programs and ABH’s expenditure in the second half of 2011, an impairment charge of $16.0 million (2010: $nil) in respect of certain IPR&D assets and the adverse impact of foreign exchange in 2011 compared to 2010.

For the year to December 31, 2011 R&D included depreciation of $25.2 million (2010: $19.0 million) and an impairment charge of $16.0 million (2010: $nil).

SG&A

SG&A expenses increased to $1,751.4 million (44% of product sales) for the year to December 31, 2011 from $1,526.3 million (49% of product sales) in the corresponding period in 2010.

In 2010 SG&A included an impairment charge of $42.7 million to write down the DAYTRANA intangible asset to its fair value less costs to sell, prior to the divestment of DAYTRANA to Noven. Excluding this impairment charge SG&A increased by $267.8 million as the Company supported the growth of its existing and recently launched products along with developing its international infrastructure. SG&A in 2011 also included a full year of Movetis’s operating costs, ABH’s expenditure in the second half of 2011 and the adverse impact of foreign exchange in 2011 compared to 2010.

For the year to December 31, 2011 SG&A also included depreciation of $63.1 million (2010: $62.1 million) and intangible asset amortization of $165.0 million (2010: $133.5 million).

Reorganization costs

For the year to December 31, 2011 Shire recorded reorganization costs of $24.3 million (2010: $34.3 million) relating to the transfer of manufacturing from its Owings Mills facility to a third party and the establishment of an international commercial hub in Switzerland.

Integration and acquisition costs

For the year to December 31, 2011 Shire recorded integration and acquisition costs of $13.7 million (2010: $8.0 million), which related to the acquisition and integration of ABH ($13.6 million) and the integration of Movetis ($8.3 million), offset by an adjustment to contingent consideration payable for EQUASYM ($8.2 million). In 2010 integration and acquisition costs primarily related to the acquisition of Movetis.

Interest expense

For the year to December 31, 2011 Shire incurred interest expense of $39.1 million (2010: $35.1 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income/(expense), net

For the year to December 31, 2011 the Company recognized other income, net of $18.1 million (2010: $7.9 million). Other income in the year to December 31, 2011 included a gain of $23.5 million arising on the disposal of substantially all of Shire’s holding in Vertex (Shire received these shares as partial consideration for its investment in ViroChem following ViroChem being acquired by Vertex). Other income in the year to December 31, 2010 included a gain of $11.1 million arising on the disposal of Shire’s investment in Virochem.

Taxation

The effective rate of tax in 2011 was 21% (2010: 24%). The effective tax rate in 2011 is lower than 2010 due to favourable changes in profit mix in 2011, including the full year effect in 2011 of the Company’s establishment of an international commercial hub in Switzerland in the fourth quarter of 2010, together with the effect of certain expenses in 2010 (including the up-front payment to Acceleron) being incurred in territories with a tax rate lower than Shire’s effective tax rate.

Results of operations for the years to December 31, 2010 and 2009

Financial highlights for the year to December 31, 2010 are as follows:

•
Product sales were up 16% to $3,128 million (2009: $2,694 million). Product sales excluding ADDERALL XR grew strongly through 2010 (up 34% to $2,767 million), more than offsetting the decline in ADDERALL XR product sales (down 42% to $361 million) following loss of market exclusivity in April 2009. On a Non-GAAP CER1 basis, product sales excluding ADDERALL XR were up 35%.

•
The 34% growth in product sales excluding ADDERALL XR to $2,767 million was driven by VYVANSE (up 26% to $634 million), REPLAGAL (up 81% to $351 million), LIALDA/MEZAVANT (up 24% to $293 million), and recently launched INTUNIV ($166 million) and VPRIV ($143 million).

•	Total revenues were up 15% (Non-GAAP CER: up 16%) to $3,471 million (2009: $3,008 million) due to the growth in product sales and higher royalties (up 12% to $328 million).

•
Operating income increased by $174 million, or 28%, to $794 million (2009: $620 million), due to higher revenues and continued operating leverage, which allowed the Company to absorb the effects of increased investment in its targeted R&D programs and an increase in selling, general and administrative (“SG&A”) activities to support its recent and future growth.

•	Net income attributable to Shire increased by $96 million to $588 million (2009: $492 million) and diluted earnings per ordinary share increased by 17% to 105.3c (2009: 89.7c).

(1)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a CER basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure, computed by comparing 2010 product sales and revenues restated using 2009 average foreign exchange rates to 2009 actual product sales and revenues. This Non-GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average key exchange rates for year to December 31, 2010 were $1.55:£1.00 and $1.33:€1.00 (2009: $1.57:£1.00 and $1.39:€1.00).

Total revenues
The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2010	2009	Change
	$'M	$'M	%
Product sales	3,128.2	2,693.7	+16
Royalties	328.1	292.5	+12
Other revenues	14.8	21.5	-31
Total	3,471.1	3,007.7	+15

Product sales
	Year to December 31,	Year to December 31,	Product sales		Non-GAAP CER		US prescription		Exit market
	2010	2009	growth		growth		growth1		share1
	$'M	$'M	%		%		%		%
SP
ADHD
VYVANSE	634.2	504.7	+26		+26		+28		15
ADDERALL XR	360.8	626.5	-42		-43		-32		7
INTUNIV	165.9	5.4	n/a	4	n/a	4	n/a	4	3
DAYTRANA	49.4	71.0	-30		-30		n/a		n/a	5
EQUASYM	22.0	22.8	-4		+1		n/a		n/a	2

GI
LIALDA / MEZAVANT	293.4	235.9	+24		+24		+18		20
PENTASA	235.9	214.8	+10		+10		-5		15
RESOLOR	0.3	-	n/a		n/a		n/a	3	n/a	3

General Products
FOSRENOL	182.1	184.4	-1		<1		-16		6
XAGRID	87.3	84.8	+3		+7		n/a		n/a	2
CARBATROL	82.3	82.4	<1		<1		-7		57
REMINYL/REMINYL XL	42.9	42.4	+1		+2		n/a		n/a	2
CALCICHEW	38.9	43.7	-11		-10		n/a		n/a	2
Other product sales	23.8	19.4	+23		+17		n/a		n/a
	2,219.2	2,138.2	+4
HGT
ELAPRASE	403.6	353.1	+14		+16		n/a	2	n/a	2
REPLAGAL	351.3	193.8	+81		+87		n/a	3	n/a	3
VPRIV	143.0	2.5	n/a	4	n/a		n/a`		n/a	2
FIRAZYR	11.1	6.1	+82		+91		n/a	3	n/a	3
	909.0	555.5	+64
Total product sales	3,128.2	2,693.7	+16

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average US market share in the month ended December 31, 2010.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2010.
(4)	INTUNIV was launched in the US in the fourth quarter of 2009. In 2009 VPRIV generated sales from early access programs, prior to obtaining US and EU approval in 2010.
(5)	The Company divested DAYTRANA to Noven effective October 1, 2010.

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

Royalties

Royalty revenue increased by 12% to $328.1 million for the year to December 31, 2010 (2009: $292.5 million). The following table provides an analysis of Shire’s royalty income:

Year to December 31,	2010	2009	Change
	$'M	$'M	%
3TC and ZEFFIX	154.0	164.0	-6
ADDERALL XR	100.3	68.0	+48
Others	73.8	60.5	+22
Total	328.1	292.5	+12

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

Cost of product sales

Cost of product sales increased to $463.4 million for the year to December 31, 2010 (15% of product sales), up from $388.0 million in the corresponding period in 2009 (14% of product sales). Cost of product sales as a percentage of product sales increased by one percentage point compared to 2009 as lower gross margins on ADDERALL XR in 2010 and higher costs incurred in 2010 on the transfer of manufacturing from the Company’s Owings Mills facility to a third party offset the positive effect on gross margins of recently launched, higher margin products and higher gross margins from existing products excluding ADDERALL XR.

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

R&D

R&D expenditure for the year to December 31, 2010 increased to $661.5 million (21% of product sales), compared to $639.9 million in the corresponding period in 2009 (24% of product sales). R&D expenditure in the year to December 31, 2010 included the up-front payment of $45.0 million (1% of product sales) on entering the collaboration with Acceleron for development of the ActRIIB class of molecules. R&D in the year to December 31, 2009 included $36.9 million (1% of product sales) related to the payment to amend an INTUNIV in-license agreement, $62.9 million (2% of product sales) following the agreement with Duramed to terminate development of the Women’s Health products, and the up-front payment to Santaris of $6.5 million for technology access and R&D funding.

Excluding these termination, license and up-front payments, R&D increased by $82.9 million in the year to December 31, 2010 compared to the same period in 2009 as the Company continued to increase investment in a number of targeted

R&D programs, including VYVANSE international and investigative uses of VYVANSE for new indications, Guanfacine Carrier Wave, R&D programs acquired with Movetis and other early stage development programs. For the year to December 31, 2010 R&D included depreciation of $19.0 million (2009: $15.5 million).

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

Other income/(expense), net

For the year to December 31, 2010 the Company recognized Other income, net of $7.9 million (2009: $60.7 million), primarily due to the recognition of a gain of $11.1 million (2009: $55.2 million) relating to the disposal of its investment in Virochem in March 2009. At the time of disposal an element of the consideration was held in escrow for twelve months pending any warranty claims. The consideration was released from escrow in March 2010, resulting in the remaining gain being recognized in the year to December 31, 2010.

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

Financial condition at December 31, 2011 and 2010

Cash & Cash equivalents

Cash and cash equivalents increased by $69.4 million to $620.0 million (December 31, 2010: $550.6 million). Cash generated by operating activities of $1,073.6 million and proceeds of $106.0 million on disposal of non-current investments and PP&E were offset by the cost of acquiring ABH, other capital expenditure, the purchase of shares by the ESOT and dividend payments.

Accounts receivable, net

Accounts receivable, net increased by $152.5 million to $845.0 million (December 31, 2010: $692.5 million) due to increased total revenues in the year to December 31, 2011. Days sales outstanding remained constant at 50 days (December 31, 2010: 50 days).

Investments

Investments decreased by $71.7 million to $29.9 million (December 31, 2010: $101.6 million) due to the disposal of substantially all of the Company’s holding in Vertex for a cash consideration of $94.7 million.

Goodwill

Goodwill has increased by $190.1 million to $592.6 million (December 31, 2010: $402.5 million), principally due to goodwill arising on the acquisition of ABH.

Other Intangible assets, net

Other intangible assets have increased by $514.1 million to $2,493.0 million (December 31, 2010: $1,978.9 million), principally due to intangible assets for DERMAGRAFT product technology of $710.0 million acquired with ABH, offset by intangible asset amortization and impairment charges of $182.7 million.

Convertible bonds – current

Convertible bonds - current have increased by $1,100 million due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”) from non-current to current liabilities in 2011, as exercise of the Put Option (see “Liquidity and Capital Resources”, below in this ITEM 7) could require the Company to redeem the Bonds in 2012. The Company does not consider it likely that the Put Option will be exercised in 2012. However, if the Bonds were redeemed in full in 2012, the Company’s operating cash flow together with available cash, cash equivalents and the new RCF (see “Liquidity and Capital Resources”, below in this ITEM 7) would be sufficient to fund repayment of the Bonds. In lieu of settling any such redemption wholly in cash, the terms of the Bonds also permit the Company to deliver the underlying ordinary shares and, if necessary, a cash top-up amount.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the ESOT of Shire ordinary shares or ADSs in the market to satisfy option exercises; the timing and quantum of any amount that could be paid by the Company if CMS were to employ an alternative interpretation of the Medicaid rebate legislation in respect of ADDERALL XR Medicaid rebates for periods prior to October 1, 2010; and the amount of cash generated from sales of Shire’s products and royalty receipts.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. The Company intends to defend its intellectual property and as a result may need cash for funding the cost of litigation.

The Company finances its activities through cash generated from operating activities, credit facilities, private and public offerings of equity and debt securities, and the proceeds of asset or investment disposals.

Shire’s balance sheet includes $620.0 million of cash and cash equivalents at December 31, 2011. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bond which matures in 2014, although these Bonds include a Put Option (as defined below) which could require repayment of the bonds in May 2012. In addition, Shire has committed multicurrency revolving and swing line facilities of $1,200 million, which mature in 2015, and are currently undrawn.

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued the Bonds and the net proceeds of the issuance, after deducting the commissions and other direct costs of issue, totaled $1,081.7 million. In connection with the Scheme the Trust Deed was amended and restated in 2008 in order to provide that, following the substitution of Shire plc in place of Old Shire as the principal obligor and issuer of the Bonds, the Bonds would be convertible into ordinary shares of Shire plc.

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount. At February 21, 2012 the Bonds were trading at above par, and the Company does not currently consider it likely that the Put Option will be exercised in 2012. However, in accordance with US GAAP, as the exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a current liability at December 31, 2011.

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

Upon conversion, the Bond holder is entitled to receive ordinary shares at the conversion price of $32.83 per ordinary share, (subject to adjustment as outlined below).

The conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The initial conversion price of $33.5879 was adjusted to $33.17 with effect from March 11, 2009 as a result of cumulative dividend payments during the period from October 2007 to April 2009 inclusive, and was further adjusted to $32.83 with effect from March 11, 2011 as a result of cumulative dividend payments during the period April 2009 to April 2011 inclusive. The ordinary shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid ordinary shares in issue on the relevant conversion date.

Revolving Credit Facilities Agreement

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners (the “new RCF”). The new RCF is for an aggregate amount of $1,200 million and cancelled the Company’s then existing committed revolving credit facility (the “old RCF”). The new RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015.

The interest rate on each loan drawn under the new RCF for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.90 to 2.25 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the new RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the new RCF agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the new RCF agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets. These financial and operating covenants have not had, and are not expected to have, an effect on the Company’s financial position and liquidity.

On entering into the new RCF in November 2010 the Company paid arrangement costs of $8.0 million, which have been recorded as deferred charges, with amortization of these costs to the Company’s income statement over the contractual term of the new RCF.

The availability of loans under the new RCF is subject to customary conditions. The full terms are set out in Exhibit 10.28 to this Annual Report on Form 10-K.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the new RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments and lease obligations as they become due over the next twelve months.

The Company anticipates that its operating cash flow together with available cash, cash equivalents and the new RCF would be sufficient to enable repayment of the Bonds if the Put Option was exercised in 2012. In lieu of settling any such redemption wholly in cash, the terms of the Bonds also permit the Company to deliver the underlying ordinary shares and, if necessary, a cash top-up amount.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the new RCF and possibly through new borrowings and the issue of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at December 31, 2011 and 2010:

	2011	2010
December 31,	$’M	$’M
Cash and cash equivalents1	620.0	550.6
Shire 2.75% Convertible bonds	1,100.0	1,100.0
Building financing obligation	8.2	8.4
Total debt	1,108.2	1,108.4
Net debt	(488.2)	(557.8)

(1)
Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e, those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc, Shire’s holding company). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2011 increased by $118.7 million or 12% to $1,073.6 million (2010: $954.9 million). Higher cash receipts from gross product sales and lower cash tax payments were offset by the timing and quantum of both sales deduction and operating expenditure payments, and lower royalty receipts in 2011 compared to 2010.

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

Net cash used in investing activities was $809.2 million in the year to December 31, 2011, principally relating to the cash paid (net of cash acquired) of $725.0 million for the acquisition of ABH and expenditure on property, plant and equipment of $194.3 million, offset by proceeds of $94.7 million received on the disposal of substantially all of Shire’s holding in Vertex. Capital expenditure on property, plant and equipment includes $110.0 million on construction work at HGT’s facility at Lexington Technology Park (“LTP”).

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

Net cash used in financing activities was $195.4 million for the year to December 31, 2011, principally due to dividend payments, the purchase of shares by the ESOT and the repayment of debt acquired with ABH, offset by the tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $99.5 million for the year to December 31, 2010, including dividend payments of $62.0 million and $43.1 million to extinguish building finance obligations at LTP.

Outstanding Letters of credit

At December 31, 2011, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $34.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.  The Company has restricted cash of $9.2 million, as required by these letters of credit.

Cash Requirements

At December 31, 2011 the Company’s cash requirements for long-term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	$’M	$’M	$’M	$’M	$’M
Convertible bonds(i)	1,175.7	30.3	1,145.4	-	-
Operating leases obligation (ii)	182.9	43.5	61.6	36.4	41.4
Purchase obligations (iii)	669.9	534.2	119.7	14.1	1.9
Other long-term liabilities reflected on the Balance Sheet (iv)	131.8	1.2	127.9	1.3	1.4
Total	2,160.3	609.2	1,454.6	51.8	44.7

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 and the interest on the Bonds has been included based on their contractual payment dates. The principal amount of $1,100 million has been included within payments due in one to three years based on the Final Maturity Date of the Bonds. The bondholders have a Put Option which would require the Company to redeem the Bonds at their principal amount in May 2012, and the Company has the option to call the Bonds subject to certain conditions after May 2012. As a result of the Put Option the Bonds have been classified as a current liability at December 31, 2011: nevertheless, the Company does not currently consider it likely that the Put Option will be exercised in 2012. Further details are included within Liquidity and capital resources: Shire 2.75% Convertible Bonds due 2014 above.

(ii)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021.

(iii)
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), including open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

(iv)	Unrecognized tax benefits and associated interest and penalties of $79.7 million are included within payments due in one to three years.

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

In the year to December 31, 2011 Shire’s share of R&D costs under this collaboration agreement was $10.1 million (2010: $2.7 million; 2009: $nil) which were expensed to R&D. Shire will pay Acceleron up to a further $165.0 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

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

In the year to December 31, 2011 Shire paid success milestones and other support costs of $2.5 million (2010: $4.0 million; 2009: $nil) and $5.3 million (2010: $2.3 million; 2009: $0.1 million) to Santaris respectively, which were expensed to R&D. Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $70.5 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(iii)      Collaboration and license agreement with Sangamo BioSciences, Inc (“Sangamo”) to develop therapeutics for hemophilia

On February 1, 2012 Shire and Sangamo announced that they have entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s ZFP technology. Shire will receive exclusive world-wide rights to ZFP Therapeutics designed to target four genes in hemophilia and will also receive the right to designate three additional gene targets. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the alliance. Shire will pay Sangamo an upfront fee followed by research, regulatory, development and commercial milestone payments, and royalties on product sales.

Off-balance sheet arrangements

There are no off-balance sheet arrangements, aside from the collaborations containing contractual commitments and milestones which are contingent on future events as outlined above, that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Foreign currency fluctuations

A number of the Company’s subsidiaries have a functional currency other than the US Dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly in the Euro, Swiss Franc and Pound Sterling against the US Dollar.

The accumulated foreign currency translation differences at December 31, 2011 of $61.4 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange losses for the year to December 31, 2011 of $2.1 million are reported in the consolidated statements of income.

At December 31, 2011, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. At December 31, 2011 the fair value of these contracts was a net asset of $3.0 million.

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

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A- / A3 or better from the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the United States are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2011 there were three customers in the United States who accounted for 49% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on our financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In 2011 the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain) has continued to deteriorate. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ, potentially significantly, from amounts recorded based on the Company’s estimates and assumptions. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes, provisions for litigation and the measurement of contingent consideration receivable from product divestments.

(i)	Valuation of intangible assets

In accordance with US GAAP the Company classifies intangible assets into three categories: (1) finite lived intangible assets, which are amortized over their estimated useful lives; (2) intangible assets with indefinite lives, which are not subject to amortization; and (3) goodwill.

At December 31, 2011 the carrying value of the Company’s finite lived intangible assets was $2,373.2 million (2010: $1,839.2 million; 2009: $1,784.6 million), the carrying value of the Company’s indefinite lived intangible assets was $119.8 million (2010: $139.7 million; 2009: $6.1 million), and the carrying value of the Company’s goodwill was $592.6 million (2010: $402.5 million; 2009: $384.7 million). The Company’s indefinite lived intangible assets relate solely to In-Process Research and Development (“IPR&D”) assets acquired through business combinations, which are either subject to amortization following completion, or impairment on abandonment, of the relevant development project.

a)	Initial valuation of intangible assets acquired through business combinations

The Company accounts for business combinations (primarily the acquisitions of TKT in 2005, New River in 2007, Jerini in 2008, Movetis in 2010 and ABH in 2011) using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The determination of estimated fair values of acquired intangible assets, as well as the useful economic life ascribed to finite lived intangible assets, requires the use of significant judgement. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of acquired intangible assets, which could have a material effect on the Company’s results of operations.

Initial valuation of finite lived intangible assets

At December 31, 2011 the carrying value of the Company’s finite lived intangible assets was $2,373.2 million (2010: $1,839.2 million; 2009: $1,784.6 million), primarily representing the following products: DERMAGRAFT product technology ($690.3 million), FIRAZYR ($222.0 million), REPLAGAL ($228.6 million), RESOLOR ($270.2 million), and VYVANSE ($824.0 million).

The fair values of all finite lived identifiable intangible assets, for commercialized products and developed product technologies, acquired through business combinations have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. The multi-period excess earnings method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships, product technologies and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted).

The forecast of future cash flows requires various assumptions to be made, including:

(i)
revenue that is reasonably likely to result from the sale of products including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

(ii)	royalty or license fees saved by owning the intellectual property associated with the products;

(iii)	cost of sales for the products using historical data, industry data or other sources of market data;

(iv)	sales and marketing expense using historical data, industry data or other sources of market data;

(v)	general and administrative expenses;

(vi)	R&D expenses;

(vii)	the estimated life of the products; and

(viii)	the tax amortization benefit available to a market participant purchasing the relevant assets outside of a business combination.

The valuations are based on information at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows, and dependent on the outcome of future events or circumstances impairment losses (as outlined below) may result. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of finite lived intangible assets. However, as the valuation process for intangible assets involves a number of inter-relating assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of intangible assets to changes in any individual assumption.

Initial valuation of indefinite lived intangible assets (IPR&D)

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations or asset acquisitions, which at the date of the relevant acquisition have not reached technological feasibility or which have no alternative future use. The Company considers that a technology or development project has an alternative future use if it is probable that the Company will use the asset in its current, incomplete state as it existed at the acquisition date, the asset will be used in another development project that has not yet commenced, and future economic benefit is expected from that use. The Company has determined that historically all such acquired development projects did not have an alternative future use.

Prior to January 1, 2009 the fair value ascribed to such technologies or development projects was immediately expensed to the consolidated statements of income in the year of acquisition. The Company recorded IPR&D expense on the following significant business combinations that closed prior to January 1, 2009: $128 million on acquisition of Jerini in 2008, $1,866 million for New River in 2007 and $815 million for TKT in 2005. In 2008 the Company also recorded IPR&D expense of $135 million in respect of the asset acquisition of METAZYM from Zymenex. Additionally, non-refundable fees paid on the in-licensing of products that have not yet received regulatory approval and have no alternative future use have been expensed and presented within R&D in the consolidated statements of income.

For those business combinations which closed subsequent to January 1, 2009 IPR&D has been recorded as an indefinite lived intangible asset. At the time of initial acquisition, the Company recorded indefinite lived IPR&D assets of $139 million on acquisition of Movetis in 2010, and $6 million on acquisition of EQUASYM from UCB in 2009.

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

(i)
revenue that is likely to result from specific IPR&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration, estimated market share and year-over-year growth rates over the product life cycles;

(ii)	cost of sales related to the potential products using historical data, industry data or other sources of market data;

(iii)	sales and marketing expense using historical data, industry data or other market data;

(iv)	general and administrative expenses;

(v)	R&D expenses to complete the development of the acquired products, including the likelihood of the IPR&D project progressing to the next development stage; and

(vi)	the tax amortization benefit available to a market participant purchasing the relevant assets outside of a business combination.

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

b)	Subsequent measurement of intangible assets

Finite lived intangible assets – estimation of amortization charges and impairment losses

Management’s estimate of the useful life of its finite lived intangible assets considers, inter alia, the following factors:

•	the expected use of the finite lived intangible asset by the Company;

•	any legal, regulatory, or contractual provisions that may limit or extend the useful life;

•	the effects of demand and competition, including the launch of generic products; and

•
other general economic and / or industry specific factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

The Company reviews the useful life of its intangible assets subject to amortization at each reporting period, and revises its estimate of the useful life if warranted by events or circumstances. Any future changes to the useful life of the Company’s finite lived intangible assets could result in higher or lower amortization charges in future periods, which could materially affect the Company’s operating results.

The Company reviews its finite lived intangible assets for impairment using a “two-step” approach, whenever events or circumstances suggest that the carrying value of these finite lived intangible assets may not be recoverable. Under step one, if the undiscounted cash flows resulting from the use and ultimate disposition of the finite lived intangible asset (based on entity specific assumptions) are less than its carrying value, the intangible asset is considered not to be recoverable. The impairment loss is determined under step two as the amount by which the carrying value of the intangible asset exceeds its fair value (based on market participant assumptions).

Events or circumstances that could suggest that the Company’s finite lived intangible assets may not be recoverable, and which would lead to an evaluation of the recoverability of the relevant asset, include but are not limited to the following:

•	changes to a product’s commercialization strategy;

•	the loss of patent protection, regulatory exclusivity or challenge or circumvention by competitors of the Company’s regulatory exclusivity patents;

•	the development and marketing of competitive products, including generic entrants into the marketplace;

•	changes to the product labels, or other regulatory intervention;

•	sustained government pressure on prices and, specifically, competitive pricing;

•	the occurrence of significant adverse events in respect to the Company’s products;

•	a significant deterioration in a product’s operating performance compared to expectations; and

•	an expectation that the intangible asset will be divested before the end of its previously estimated useful life.

The occurrence of any such events or circumstances could adversely affect the Company’s estimates of the future net cash flows generated by its finite lived intangible assets. The Company has not recognized any impairment losses in relation to finite lived intangible assets in the year to December 31, 2011 (2010: $42.7 million which related to the DAYTRANA intangible asset as a result of divestment to Noven; 2009: $nil). Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its finite lived intangible assets.

Indefinite lived intangible assets (IPR&D) – estimation of impairment losses

The Company reviews its indefinite lived intangible assets (which currently only relate to IPR&D assets) for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived assets are reviewed for impairment using a “one-step” approach, which compares the fair value of the indefinite lived asset (based on market participant assumptions) with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value of the relevant indefinite lived intangible asset.

Events or circumstances that could suggest that the Company’s IPR&D assets may not be recoverable, and which would lead to an evaluation of the relevant asset for impairment, include those factors considered for finite lived intangible assets (outlined above) as well as any adverse changes to the technological or commercial viability of the IPR&D projects, which could include abandonment of the relevant project. The occurrence of any such events or circumstances, could adversely affect the Company’s estimates of the future net cash flows generated by, and the fair value of, its indefinite lived intangible assets.

After the identification of such events, circumstances, and the resultant impairment reviews, the Company recognized impairment losses of $16.0 million in the year to December 31, 2011 (2010 and 2009: $nil) in respect of certain indefinite lived intangible assets. Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its indefinite lived intangible assets.

Goodwill – estimation of impairment losses

The Company reviews goodwill for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is reviewed for impairment at the reporting unit level, which for the Company is at the same level as its operating segments, SP, HGT and subsequent to the acquisition of ABH in 2011, RM.

At December 31, 2011 goodwill of $243.5 million (December 31, 2010: $245.9 million) is held in the SP segment, $152.1 million (December 31, 2010: $156.6 million) in the HGT segment and $197.0 million (December 31, 2010: $nil) is held in the RM segment.

The Company reviews goodwill for impairment using a “two step” approach. Step one requires a comparison of the fair value of each of the Company’s reporting units with its carrying value, including goodwill. If the carrying value of each reporting unit exceeds its estimated fair value, goodwill included within that reporting unit is deemed not to be recoverable, in which case Step two is performed. Under Step two, if the carrying amount of a reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company determines the fair value of its reporting units (and if required in any Step two, the fair value of its goodwill) through a present value technique, principally using the income approach. The determination of fair value of the

Company’s reporting units requires the use of significant judgment and assumptions, which include, inter alia, the estimation of future cash flows and an appropriate discount rate to determine the fair value of each reporting unit.

The Company’s annual goodwill impairment review performed as of October 1, 2011, 2010 and 2009 indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying values. Goodwill was, therefore, not considered impaired. However, dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by any future impairment losses relating to its goodwill.

(ii)	Valuation of Equity Investments

At December 31, 2011 the carrying value of the Company’s investments in certain public and private pharmaceutical and biotechnology companies amounted to $29.9 million (2010: $101.6 million; 2009: $105.7 million). The carrying values of these investments are periodically reviewed for other-than-temporary impairment, at least quarterly or more frequently if certain events or circumstances suggest that the carrying value of an investment exceeds its fair value.

Indicators of other-than-temporary impairment which are considered by the Company, include:

a)	the market value of a quoted investment being below the cost of the investment;

b)	adverse news on an investee’s progress in scientific technology/development of compounds; and

c)	recent stock issuances at a price below the Company’s investment price.

If the fair value appears to be below the cost of the investment, the Company considers all available evidence in assessing whether there is an other-than-temporary impairment. This evidence would include, but is not limited to:

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

During 2011 Shire recorded impairment charges for its non-current investments in private companies of $1.3 million (2010 and 2009: $nil). During the year to December 31, 2011, the Company recorded other-than-temporary impairment charges of $2.4 million for its available for sale securities (2010: $1.5 million; 2009, $0.8 million). At December 31, 2011 the Company has a net unrealized holding loss of $1.1 million (net of taxes) (2010: a gain of $0.3 million, net).

The determination of the fair value of private company investments and the determination of whether an unrealized holding loss on a publicly quoted investment is other-than-temporary requires significant management judgment.  Any future events or circumstances which could lead to the recognition of other-than-temporary impairment charges could have a material adverse impact on the Company’s financial condition and results of operations.

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

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers and results of independently commissioned retail inventory surveys.

Revisions or clarification of guidelines from the CMS related to state Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods.

The accrual estimation process for Medicaid and Managed Care rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, with the exception of the estimation of the Medicaid unit rebate amount (“URA”) for ADDERALL XR for the period prior to October 1, 2010 (see below), Shire does not believe that the effect of these uncertainties, taken as a whole, significantly impacts the Company’s financial condition or results of operations.

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation. Since authorized generic launch in 2009 the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable, consistent with the Company’s interpretation of the Medicaid rebate legislation. Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. In addition, from October 1, 2010, provisions of the 2010 Affordable Care Act provide further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics from that date should be included in the Medicaid rebate calculation.

The CMS could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generic products prior to October 1, 2010. CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $212 million above the recorded liability. However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to approximately $134 million above the recorded liability), and to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted.

Any future change in the Company’s best estimate of the ADDERALL XR Medicaid rebate liability for the period prior to October 1, 2010 could significantly decrease reported ADDERALL XR net product sales and impact the Company’s financial condition and results of operations in the period in which any such change of estimate were to occur.

Aggregate accruals for Medicaid and MCO rebates at December 31, 2011, 2010 and 2009 were $ 612.6 million, $549.9 million and $341.6 million, or 16%, 18% and 13% of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

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

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers and results of independently commissioned third party retail inventory surveys.

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

At December 31, 2011, 2010 and 2009, provisions for product returns were $88.8 million, $69.8 million, and $62.7 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with the assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2011 the Company released certain provisions for uncertain tax positions totaling $15.0 million, primarily following the conclusion of prior year audits: these releases were partially offset by the recognition of additional provisions for uncertain tax positions of $19.6 million in relation to ongoing compliance management for current and prior years. In the year to December 31, 2010 the Company recognized additional provisions for uncertain tax positions in relation to ongoing compliance management for prior years of $30.4 million, which were partially offset by a release in provisions for uncertain tax positions of $11.4 million primarily following conclusion of ongoing audits. In the year to December 31, 2009 the Company recognized additional interest expense of $21.3 million on its provision for uncertain tax positions following the receipt of new information on the amount of interest that may be payable upon settlement of the relevant tax position.

Any outcome upon settlement that differs from the recorded provision for uncertain tax positions may result in a materially higher or lower tax expense in future periods, which could significantly impact the Company’s results of operations or financial condition. However, we do not believe it possible to reasonably estimate the potential impact of any such change in assumptions, estimates or judgments and the resultant change, if any, in the Company’s provision for uncertain tax positions, as any such change is dependent on factors such as future changes in tax law or administrative practice, the amount and nature of additional taxes which may be asserted by the taxation authorities, and the willingness of the relevant tax authorities to negotiate a settlement for any such position.

At December 31, 2011 the Company recognized a liability of $265.5 million for total unrecognized tax benefits (2010: $290.8 million) and had accrued $114.5 million (2010: $110.5 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are either offset against the income tax liability or establish an income tax receivable but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”), tax credits (from Research and Development, Investment Tax Credits and Alternative Minimum Tax) principally in the Republic of Ireland, the US, Belgium, Germany and the UK. At December 31, 2011 the Company had deferred tax liabilities of $714 million (2010: $433 million; 2009: $448 million) and gross deferred tax assets of $667 million (2010: $569 million; 2009: $515 million), against which the Company had recorded valuation allowances of $212 million (2010: $200 million; 2009: $149 million).

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

(vi)	Contingent consideration receivable from product divestments

Consideration receivable by the Company on the divestment of product rights typically includes up-front receipts and / or milestones and royalties which are contingent on the outcome of future events (with such milestones and royalties being, for example, based upon the future sales performance of the divested product). Contingent consideration occasionally represents a significant proportion of the economic value receivable by the Company for a divested product. In these situations the Company initially recognizes this contingent consideration as an asset at its divestment date fair value, with re-measurement of this asset to its then current fair value at subsequent balance sheet dates.

At December 31, 2011 the Company has contingent consideration assets of $37.8 million (2010: $61.0 million; 2009: $nil), related to the divestment of DAYTRANA to Noven in October 2010. The fair value of the contingent consideration receivable has been estimated using the income approach (using a discounted cash flow method). This discounted cash flow approach uses significant unobservable Level 3 inputs (as defined in US GAAP) including: forecast future relevant sales of the divested product; the number of years over which such sales will be generated; the relevant contractual royalty rates associated with such sales; an appropriate discount rate to be applied in calculating the present value of forecast future cash inflows; and assumed weightings applied to differing revenue scenarios used to derive a probability weighted fair value. Significant judgment is employed by the Company in developing these estimates and assumptions, both at the date of divestment and in subsequent periods. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be affected in the period of any such change of estimate.

Recent accounting pronouncements update

See Note 2(x) to the consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on the Company’s financial condition, results of operations and cash flows.

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

For the year to December 31, 2011 the IAS Trust recorded income before tax of $67.6 million (2010: $58.3 million; 2009: $45.9 million). This income reflected dividends received on the Income Access Share.

At December 31, 2011 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2011: $67.6 million, 2010: $58.3 million, 2009: $45.9 million), and distributions made on behalf of Shire to shareholders (2011: $67.6 million, 2010: $58.3 million, 2009: $45.9 million).

ITEM 7A: Quantitative and qualitative disclosures about market risk

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board of Directors. As a matter of policy, the Company does not undertake speculative transactions that would increase its credit, currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2011 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the year to December 31, 2011 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Foreign exchange risk

The Company trades in numerous countries and as a consequence has transactional and translational foreign exchange exposures.

Transactional exposure arises where transactions occur in currencies different to the functional currency of the relevant subsidiary. The main trading currencies of the Company are the US dollar, Pounds Sterling, Swiss Franc and the Euro. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency.

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing, accruals for royalty receipts and specific external receivables. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2011 the Company had 20 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2011 the fair value of these contracts was a net asset of $3.0 million. Further details are included below.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarises the sensitivity of our reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound Sterling and Swiss Franc against the US Dollar, (assuming a hypothetical 10% strengthening of the US Dollar against each of the aforementioned currencies in the year to December 31, 2011):

	Increase/ (reduction) in revenues	Increase/ (reduction) in net income
	$M	$M
Euro	(64)	(32)
Pound Sterling	(21)	10
Swiss Franc	-	15

A 10% weakening of the US Dollar against the aforementioned currencies would have an equal and opposite effect.

The table below provides information about the Company's swap and forward foreign exchange contracts by currency pair. The table presents the net principal amounts and weighted average exchange rates of all outstanding contracts. All contracts have a maturity date of less than three months.

December 31, 2011	Principal Value of Amount Receivable	Weighted Average Exchange Rate	Fair Value
	$’M		$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	203.5	1.32	3.4
Receive GBP/Pay USD	80.7	1.56	(0.4)
Receive CAD/Pay USD	51.7	0.98	-
Receive USD/Pay SEK	4.9	6.91	-
Receive USD/Pay AUD	1.5	1.00	-
Receive USD/Pay CHF	4.7	1.07	-

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, trade accounts receivable and derivative contracts. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A- / A3 or better from the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2011 there were three customers in the US that accounted for 49% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on our financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In 2011 the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain) has continued to deteriorate. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total from government-owned or government-supported healthcare providers in Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”) are as follows:

	December 31, 2011 $’M	December 31, 2010 $’M

Total accounts receivable, net in the Relevant Countries	184	144
Total accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	22%	21%
Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	170	126

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $170 million (2010: $126 million) are split by country as follows: Greece $4 million (2010: $8 million); Ireland $1 million (2010: $1 million); Italy $81 million (2010: $60 million); Portugal $14 million (2010: $5 million) and Spain $70 million (2010: $52 million).

In 2011 the Company received $193 million in settlement of accounts receivable in the Relevant Countries - $11 million was from Greece (including $2.1 million in the form of Greek Government Bonds (“GGBs”)); $18 million from Ireland; $94 million from Italy; $5 million from Portugal and $65 million from Spain.

To date the Company has not incurred significant losses on the accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable.

Other than the GGBs (principal amount $2.1 million, carrying value $0.7 million as at December 31, 2011) and accounts receivable from government-owned or supported healthcare providers outlined above, the Company does not hold any other government debt from the Relevant Countries. Additionally the Company does not consider it is currently exposed to significant sovereign credit risk outside of the Relevant Countries.

The Company continues to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations.

ITEM 8: Financial statements and supplementary data

The consolidated financial statements and supplementary data called for by this item are submitted as a separate section of this report. See ITEM 15: Exhibits and financial statement schedules.

ITEM 9: Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A: Controls and procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2011.

The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2011 and 2010. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Matthew Emmens	60	Non-executive Chairman
Angus Russell	56	Chief Executive Officer (“CEO”)
Graham Hetherington	53	Chief Financial Officer (“CFO”)
David Kappler	64	Deputy Chairman and Senior Independent Non-Executive Director
Dr Jeffrey Leiden1	56	Vice Chairman and Non-Executive Director
William Burns	64	Non-Executive Director
Dr David Ginsburg	59	Non-Executive Director
Anne Minto	58	Non-Executive Director
David Stout	57	Non-Executive Director
Susan Kilsby2	53	Non-Executive Director

(1) Dr Jeffrey Leiden stepped down as a Non-Executive Director on January 31, 2012.
(2) Susan Kilsby was appointed as a Non-Executive Director on September 1, 2011.

Executive Officers of the Company

Name	Age	Position
Angus Russell	56	CEO
Graham Hetherington	53	CFO
Michael Cola	52	President of Specialty Pharmaceuticals
Barbara Deptula	57	Executive Vice President and Chief Corporate Development Officer
Dr Sylvie Grégoire	50	President of Human Genetic Therapies
Tatjana May	46	General Counsel and Company Secretary
Kevin Rakin	51	President of Regenerative Medicine

For the purposes of the NASDAQ corporate governance rules, the independent directors are William Burns, Dr David Ginsburg, David Kappler, Anne Minto, David Stout and Susan Kilsby and prior to him stepping down from the Board in January 2012, Dr Jeffrey Leiden. There is no family relationship between or among any of the directors or executive officers.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. The Board has considered and agreed that, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting Council in June 2010 (the “UK Governance Code”), with effect from the 2012 AGM, the Company’s Directors, including Non-Executive Directors, will be subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Matthew Emmens	June 17, 2012
David Kappler	April 4, 2012
William Burns	March 14, 2012
Dr David Ginsburg	June 15, 2012
Susan Kilsby	August 31, 2013
Anne Minto	June 15, 2012
David Stout	October 30, 2013

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Matthew Emmens
Chairman

Mr Emmens was appointed Chairman on June 18, 2008 and has been a member of the Board since March 12, 2003. He is also a member of the Nomination Committee. Mr Emmens was the Company’s Chief Executive Officer from March 2003 to June 2008.  Mr Emmens brings to the Board his operational knowledge of Shire and his wealth of international sales, marketing, integration and operational experience in the pharmaceutical sector. He is Chairman of Vertex Pharmaceuticals Inc. Mr Emmens was President and Chief Executive Officer of Vertex Pharmaceuticals Inc. to February 2012 and is a former Director of Incyte Corporation.  Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck Inc., a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He later served as President of Merck KGaA’s global prescription pharmaceuticals business in Germany.  Mr Emmens holds a degree in Business Management.

Angus Russell
Chief Executive Officer

Mr Russell was appointed Chief Executive Officer on June 18, 2008 and has been a member of the Board since December 13, 1999. He is also Chairman of the Company’s Leadership Team. Mr Russell was the Company’s Chief Financial Officer from December 1999 to June 2008.  Mr Russell brings to his position his operational knowledge of Shire and his extensive finance, risk management, strategic and operational experience in the pharmaceutical sector. He is a Non-executive Director of InterMune, Inc. and is a former Non-executive Director of the City of London Investment Trust plc. Between 1980 and 1999, he held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca PLC, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers.

Graham Hetherington
Chief Financial Officer

Mr Hetherington has been the Chief Financial Officer and a member of the Board since July 1, 2008. He is also a member of the Leadership Team.  Mr Hetherington brings to his position a broad range of international finance management and planning, audit, risk management and M&A experience. He was Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999 to 2005. Mr Hetherington is a Fellow of the Chartered Institute of Management Accountants.

David Kappler
Deputy Chairman and Senior Independent Non-Executive Director

Mr Kappler has been a member of the Board since April 5, 2004. He was appointed Senior Independent Non-executive Director in July 2007 and Deputy Chairman in June 2008.  He is also Chairman of the Nomination Committee and of the Audit, Compliance & Risk Committee.  Mr Kappler brings to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He is a Non-executive Director of InterContinental Hotels Group plc.

He was Chairman of Premier Foods plc until September 2010 and held directorships at Camelot Group plc and HMV Group plc. Mr Kappler retired from Cadbury Schweppes plc in April 2004 after serving as Chief Financial Officer since 1995. He worked for the Cadbury Schweppes Group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. Mr Kappler is a Fellow of the Chartered Institute of Management Accountants.

William Burns
Non-Executive Director

Mr Burns was appointed to the Board on March 15, 2010 and is a member of the Remuneration Committee, the Nomination Committee and of the Science & Technology Committee.  Mr Burns brings to the Board extensive experience in international sales, marketing, integration and operational experience in the pharmaceutical sector. He is a Director of Biotie Therapies Corp., Roche Holdings Ltd, Chugai Pharmaceutical Co., Ltd and Genentech, Inc. and is a former Director of Crucell N.V.  Mr Burns worked for many years for Roche, holding the position of CEO of their pharmaceuticals division from 2005 to 2009 and was a member of the Roche Group Corporate Executive Committee. Among his many achievements during his time with Roche, he had significant involvement in the acquisition and privatization of Genentech, he led the integration of Boehringer Mannheim Therapeutics and he played a lead role in the negotiations resulting in Roche becoming a majority owner of Chugai in Japan. Mr Burns holds a BA (Hons).

Dr David Ginsburg
Non-Executive Director

Dr Ginsburg, MD was appointed to the Board on June 16, 2010 and is a member of the Science & Technology Committee.  Dr Ginsburg brings to the Board his clinical medical background in Internal Medicine, Hematology-Oncology, and Medical Genetics, as well as his extensive basic biomedical laboratory research expertise. He is currently James V. Neel Distinguished University Professor of Internal Medicine Human Genetics, and Pediatrics at the University of Michigan and a Howard Hughes Medical Institute Investigator. Dr Ginsburg obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School, before joining the faculty at the University of Michigan. Dr Ginsburg is the recipient of numerous honors and awards, including election to membership in the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences.

Susan Kilsby
Non-Executive Director

Ms Kilsby was appointed to the Board on September 1, 2011 and is a member of the Audit, Compliance & Risk Committee.  Ms Kilsby brings to the Board her extensive mergers and acquisitions and finance experience. She is a Director of Hong Kong listed global skin care company, L’Occitane International S.A.  Ms Kilsby has a distinguished global career in investment banking having held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009 and continues in a part-time senior advisory capacity.  Ms Kilsby holds a BA in Economics and a MBA.

Anne Minto OBE
Non-Executive Director

Ms Minto was appointed to the Board on June 16, 2010 and is Chairman of the Remuneration Committee and a member of the Nomination Committee.

Ms Minto brings to the Board her extensive legal, commercial and remuneration experience.  She held the position of Group Director, Human Resources at Centrica plc from October 2002 to June 30, 2011 and sat on the Centrica Executive Committee until the end of June 2011.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. Ms Minto has also held directorships at Northumbrian Water plc and SITA UK. Following her law degree at Aberdeen University and a post graduate diploma in Human Resources she qualified as a lawyer. Ms Minto is a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland. She is on the Council of the London City and Guilds and is Patron of the University of Aberdeen Alumni Fund.

David Stout
Non-Executive Director

Mr Stout was appointed to the Board on October 31, 2009 and is a member of the Audit, Compliance & Risk Committee and of the Remuneration Committee.  Mr Stout brings to the Board extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. He is a Director of Allos Therapeutics, Inc., Jabil Circuit, Inc. and Airgas Inc.  Mr Stout was President, Pharmaceutical Operations at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations, from January 2003 to February 2008.  Prior to that, he was President of GlaxoSmithKline’s US Pharmaceuticals Business and before that SmithKline Beecham’s North American Pharmaceuticals Business. Before joining SmithKline Beecham, Mr Stout worked for many years at Schering-Plough. Mr Stout holds a BA in biology.

Former Non-Executive Director

Dr Jeffrey Leiden
Vice Chairman and Non-Executive Director

Dr Leiden was a member of the Board from January 2007 to January 2012, and was Vice Chairman from April 2009 to January 2012. He was also a member of the Remuneration Committee and of the Nomination Committee and Chairman of the Science & Technology Committee until January 2012.  Dr Leiden brought to the Board his extensive operational experience in pharmaceutical companies and his operational and scientific experience in clinical research, development and registration. Dr Leiden is President and Chief Executive Officer of Vertex Pharmaceuticals Inc.  Dr Leiden was a Managing Director at Clarus Ventures LLC and held board positions at a number of pharmaceutical and biotechnology companies. Dr Leiden was President and Chief Operating Officer, Pharmaceutical Products Group and Chief Scientific Officer at Abbott Laboratories from 2001 to 2006; during this time he held directorships at Abbott and TAP Pharmaceutical Products, Inc. Prior to joining Abbott, Dr Leiden held several academic appointments. Dr Leiden holds a medical degree, a PhD, and an honorary MA from Harvard University.

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

Kevin Rakin joined Shire in June 2011. He is President of Regenerative Medicine and a member of Shire’s Leadership Team.  Mr Rakin has over 20 years of experience in the biotechnology industry. Prior to Shire’s June 2011 acquisition of ABH, he most recently served as the ABH’s Chairman and CEO. Prior to this, he served as interim CEO as well as an executive-in-residence at Canaan Partners. Previously, Mr Rakin was a founder and President & CEO of Genaissance Pharmaceuticals, Inc., a publicly-held pharmacogenomics company. He currently serves on the executive committee of Connecticut United for Research Excellence (CURE), Connecticut’s bioscience cluster.  Mr Rakin holds an M.B.A. from Columbia University and received an M.S. in Finance and a B.S. in Business from the University of Cape Town.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2011 were Mr Kappler, Mr Stout and Ms Kilsby.

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

The NASDAQ Stock Market’s rules require that new directors are selected, or recommended for the Board’s selection, by a majority of independent directors or a nomination committee comprised solely of independent directors. In compliance with Jersey law and the provisions of the UK Governance Code, new directors at Shire are nominated by a nomination committee comprised of three members. Mr Matthew Emmens, who is a member of the committee, is not regarded as “independent” under The NASDAQ Stock Market’s rules.

Shire also complies with the laws of Jersey and the UK Governance Code in lieu of The NASDAQ Stock Market’s rules regarding the constitution of a quorum for any meeting of shareholders. The NASDAQ Stock Market’s rules provide for a quorum of no less than 33⅓% of Shire’s outstanding shares. However, Shire’s By-laws provide that a quorum has been established when two members are present in person or by proxy and entitled to vote except where the rights attached to any existing class of shares are proposed to be varied, and then the quorum shall be two persons entitled to vote and holding or representing by proxy not less than one-third in nominal value of the issued shares of the class.

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2011, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $26.5 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.0 million. During 2011, members of the group were granted awards over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 28 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

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

Dear Shareholder

On behalf of the Board, I am pleased to present the Remuneration Committee’s Report for 2011 for which we will be seeking approval from shareholders at our AGM in April 2012.

The Committee’s continued approach is to strike a balance between remuneration that is appropriate in order to attract and retain top talent in a competitive global market and the need for remuneration to be performance-linked and aligned with best practice. The Committee also believes that remuneration must be viewed in the context of the structure and international operations of the Company, the sector in which we are operating and against appropriate benchmarks. Shire is relatively unique in this regard given our UK listing, global revenue portfolio (with over 90% of our product sales coming from markets outside of the UK) and transatlantic shareholder base. Our remuneration policy is reviewed against this backdrop and it therefore considers pay trends and structures in both the UK and US markets.

Context to the Committee’s decisions

In making its decisions, the Committee considers Shire’s overall performance, including both financial and non-financial results, and in the light of long-term strategic goals. The pharmaceutical industry has continued to face a challenging operating environment within a difficult economic climate, against which Shire has seen another year of strong performance. Particular highlights of Shire’s financial performance during 2011 include:

•	Total revenues up 23% to $4.3 billion;
•	Product sales up 26% to $3.9 billion;
•	Growth in adjusted return on invested capital (“ROIC”) of 210 basis points over 2010;
•	Product sales from non-US markets grew by 25%; and
•	Ordinary Share price increase of 45% and ADS price increase of 44% in 2011.

In addition, other key accomplishments included a high level of employee engagement, the ongoing development of high potential talent, continued focus on compliance, and the demonstration of value to Shire’s stakeholders, described in further detail later in this report.

Individual performance also forms part of the Committee’s assessment. Consistent with the approach across the organisation, Executive Directors’ behaviour in the context of Shire’s culture is assessed as part of the performance assessment framework, which includes an examination of the Executive Directors’ performance from both a financial and non-financial perspective. The resulting performance ratings have a direct impact on all individual compensation decisions.

Key Committee decisions

The Committee is comfortable that our pay decisions reflect performance but also demonstrate responsibility in pay and that current arrangements continue to appropriately reward our high performing management team for delivering strong, sustainable performance and long-term shareholder value.

•	2012 salary increases for the Executive Directors below the broader employee budget and against the backdrop of continued strong corporate performance.
•
Annual incentive awards at or around target levels (with maximum being at 200% of target levels). For Executive Directors, 25% of their annual incentive awards are deferred in shares for a three-year period.

•
Long-term incentive awards at or below target levels. These awards constitute a significant proportion of the overall remuneration package and are subject to challenging performance conditions closely aligned with the implementation of the Company’s strategy. The quantum is consistent with both the nature of our business and the labour markets in which we compete for talent, including the US pharmaceutical and biotechnology sector.

•
The maximum vesting of the 2009 Portfolio Share Plan awards to Executive Directors, which were subject to total shareholder return performance conditions, reflects our excellent upper quartile share price performance over the last three years.

•
In light of emerging best practice, both annual incentive and long-term incentive awards will include clawback provisions going forward. Clawback provisions may apply at the Committee’s discretion if it determines that results are materially misstated or in the event of serious misconduct.

Both the Board and the Remuneration Committee reviewed and discussed in 2011 the link between remuneration arrangements and strategic goals to ensure arrangements remain fully aligned. The Committee will continue to monitor the current arrangements to ensure they remain aligned with Shire's strategic goals.

Directors’ Remuneration Report

The Committee remains committed to an ongoing dialogue with shareholders. This report, which has been prepared in accordance with the UK Companies Act 2006 and related regulations, is designed to provide helpful context and explanation of the Company’s remuneration policies and considerations that influence our decision making. It is set out in the following key sections:

1.	Key information
2.	Remuneration Committee
3.	Remuneration policy
4.	Executive Directors’ remuneration package
5.	Remuneration of other employees
6.	Performance graph
7.	Service contracts
8.	Non-Executive Directors and the Chairman
9.	UK statutory disclosures

Finally, I would like to mention that there have been some changes to the membership of the Committee. I would like to welcome David Stout who joined the Committee in July 2011 and brings with him extensive international experience in the pharmaceutical industry. In addition, Patrick Langlois and Jeffrey Leiden retired from the Committee when they stepped down from the Board in November 2011 and January 2012 respectively. On behalf of the Committee I would like to thank both Patrick and Jeffrey for their valuable contribution to the Committee’s work during their tenure.

On behalf of the Board

Anne Minto
Chairman of the Remuneration Committee

1.	Key information

The following key information sections set out the Company’s remuneration policy including the composition and value of the Executive Directors’ remuneration packages in target and stretch scenarios, together with summaries of the 2011 remuneration package for the Executive Directors. There have been no significant changes to the structure of the package in 2011. More detail is provided later in the report, as appropriate.

Remuneration policy

The Company’s remuneration policy includes the following guiding principles such that all remuneration arrangements are designed to be:
•	Simple and understandable;
•	Competitive;
•	Strategically and culturally aligned;
•	Performance oriented; and
•	Valued by employees.

The composition and value of the Executive Directors’ remuneration packages in target and stretch scenarios under this policy are set out in the charts below. These show that the proportion of the package delivered through long-term performance is in line with the long-term nature of the business and is significantly higher in the stretch scenario than in the target scenario. As a result, the package promotes the achievement of superior long-term performance and aligns the interests of the Executive Directors with those of other shareholders. A brief description of each remuneration element is set out below the charts.

Base salary corresponds to 2011 salary. Pension represents 2011 employer contributions. Executive Annual Incentive Plan (EAIP) reflects the 2011 target award level for the target scenario and the maximum award level for the stretch scenario. Portfolio Share Plan (PSP) reflects the expected value of the 2011 target award for the target scenario and maximum vesting for the stretch scenario. Options are valued using the same Black-Scholes model that is used to determine the share-based compensation cost included in the Company’s financial statements.

Summary of 2011 total remuneration for Executive Directors

The table below sets out the remuneration outcomes for the Executive Directors in respect of 2011.
Remuneration element	Angus Russell	Graham Hetherington	Commentary
Fixed remuneration
Base salary	$1,260,000	£455,000	Base salary corresponds to the amounts received during the year. In January 2011, Mr Russell’s base salary increased to $1,260,000 and Mr Hetherington’s base salary increased to £455,000.
Pension	$378,000	£114,000	Mr Russell receives a contribution of 30% of base salary into Company plans and Mr Hetherington receives a contribution of 25% of base salary into Company plans and/or by way of a cash allowance.
Other benefits	$54,000	£18,000	Other benefits include car allowance and private fuel, personal financial planning assistance, long-term disability and private medical insurance
Variable remuneration
Executive Annual Incentive Plan (EAIP)	$1,134,000	£385,000
As a result of corporate and individual performance, the Committee approved an EAIP award of 90% of base salary (of 180% maximum) for Mr Russell and an EAIP award of 85% of base salary (of 160% maximum) for Mr Hetherington.

25% of each of these awards is deferred in shares for a further three years.

Portfolio Share Plan (PSP)	$3,545,000	£852,000
These figures represent the expected value of the total grant (275% of base salary for Mr Russell and 183% of base salary for Mr Hetherington). The face value of awards, if the maximum vesting level under the performance matrix was realized, would represent 685% of base salary for Mr Russell and 460% of base salary for Mr Hetherington.

Total remuneration	$6,371,000	£1,824,000

Summary of 2011 remuneration elements for Executive Directors

Overview and link to performance	Strategic alignment	Policy and 2011 decisions
Fixed remuneration – base salary, pensions and other benefits

Base salary is paid in cash and is pensionable.

Individual performance and contribution to the business influences the annual assessment of any changes to base salary, taking account of relevant market data.

Pension contributions of 30% of base salary for the CEO and 25% of base salary for the CFO are made either into Company plans and/or by way of cash allowance.

Core benefits include a car allowance and private fuel, long-term disability and private medical insurance, and personal financial planning assistance.
The provision of an internationally competitive core package of base salary, pension and other benefits enables the Company to attract and retain the executives in order to deliver the strategy.

Base salaries are set by reference to relevant market data and are influenced by individual performance and contribution to the business, the external pay environment, salary increases across the Company and shareholder expectations.

Following the annual review, the Committee decided to increase Mr Russell’s base salary by 2.4% to $1,290,000 and Mr Hetherington’s base salary increased by 2.2% to £465,000.

The committee took into account a range of factors including market positioning, the delivery of continued strong financial performance with significant results to shareholders in terms of share price growth, and the broader employee budget of 3%.

Short-term variable remuneration – Executive Annual Incentive Plan

The Executive Directors participate in the Executive Annual Incentive Plan (EAIP), which rewards individuals with an award based on achievement of pre-defined, Committee-approved corporate objectives and the individual’s contributions toward achieving those objectives.

Corporate objectives are established in a scorecard format with key performance measures established within each dimension, including both financial and non-financial measures.

The Committee also considers the impact on the Company’s performance of strategic actions, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year.

Clawback arrangements will operate for awards in respect of 2012 onwards to cover situations where results are materially misstated or in the event of serious misconduct.

Corporate objectives are the primary driver for EAIP decisions for the Executive Directors.

2011 key performance measures are directly aligned with the Company’s strategy and include financial performance targets, global market share objectives and sales growth goals.

The 2011 key performance measures are set by the Committee both in the context of annual performance as well as to ensure progress towards longer-term, strategic goals.

80% and 90% of base salary is payable for “target” performance for the CFO and CEO respectively and up to 160% and 180% at maximum. 75% of any EAIP award is payable in cash (non-pensionable) and 25% is deferred into shares which vest, subject to the participant’s employment not being terminated for cause, after three years.

As referenced in more detail on page 88, the Company’s key achievements for 2011 included:

	●	Revenues from net product sales in 2011 were up 26% to $3.9 billion.
	●	Non-GAAP earnings before interest, tax, depreciation and amortization (“EBITDA”) increased during 2011 by 27% to $1.5 billion.
	●	Product sales from ex-US markets grew by $276 million (25%) in 2011, and represented 35% of total product sales in 2011.
	●	Adjusted ROIC grew by 210 basis points in 2011 over 2010.
	●	Regular Board review of Leadership Team succession plans, the ongoing development of high potential employees and regular review of diversity metric reports by the organization.
	●	In 2011 the compliance program included extensive training on Shire’s anti-bribery policies as well as policies and procedures concerning interactions with physicians.
	●	A continued increase in employee engagement, as measured by a company-wide engagement survey.
	●	Demonstration of clinical and economic value to Shire’s stakeholders including patients, physicians and payors.

In determining EAIP awards in respect of 2011 for the Executive Directors, the Committee considered performance against each of the scorecard dimensions, taking into account the strategic acquisition of Advanced BioHealing, as well as performance against personal objectives.

Long-term variable remuneration – Portfolio Share Plan

The Portfolio Share Plan (PSP) comprises stock appreciation rights (SAR awards) and performance share awards (PSA awards) which vest after three years subject to the achievement of performance conditions. SAR awards can be exercised up to the seventh anniversary of grant.

For 2011 awards, vesting of awards require the achievement of Non-GAAP EBITDA and Adjusted ROIC targets within a performance matrix. In addition, awards only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

Clawback arrangements will operate in respect of awards made from 2012 onwards to cover situations where results are materially misstated or in the event of serious misconduct.

The performance measures for the 2011 awards were selected by the Committee to provide alignment to the core activities and strategy of the Company as it believes that growth in Non-GAAP EBITDA and achievement of Adjusted ROIC above the weighted average cost of capital are key drivers of value creation. These measures feature significantly in the strategic Corporate Scorecard which is reviewed and approved by the Committee.

The combination of these two measures in a performance matrix is designed to reward the Executive Directors for delivering balanced growth.

For the CEO the target face values continue to be 400% of base salary for SAR awards and 300% of base salary for PSA awards, and, for the CFO, 300% of base salary for SAR awards and 220% of base salary for PSA awards. The Committee determines the level of awards for the Executive Directors by reference to a range of 80% to 120% of these target values, based on performance and consideration of appropriate benchmarks.

For 2012 the total face value of PSP awards (including both PSA and SAR awards) will be 685% of base salary for the CEO and 460% of base salary for the CFO, which would represent the maximum vesting level under the performance matrix being realized.

Shareholding guidelines

Executive Directors are encouraged to own shares in the Company in order to ensure the alignment of their interests with those of the Company’s shareholders. Both Executive Directors have met the shareholding guideline level of 200% and 150% of base salary for the CEO and CFO respectively.

2.	Remuneration Committee

Terms of reference

To ensure reward arrangements support the Company’s pay-for-performance philosophy, strategy and culture, the Committee reviews compensation and benefit plans for the Executive Directors, senior leadership (i.e., Leadership Team members), and the broader employee population.  Shareholder views are taken into account to ensure reward programs are aligned with shareholder feedback and best practice.

In December 2011, the Committee reviewed its terms of reference and confirmed that they remain appropriate.  Also in October 2011, the Committee reviewed its effectiveness and concluded that during 2011 it had operated effectively in fulfilling the duties placed upon it by its terms of reference.  The terms of reference are available on the Company’s website. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership

The Board considers all members of the Committee to be independent. The following Directors served as members of the Committee during the year:

Member	From	To
Anne Minto (Chairman)	June 16, 2010	To date
William Burns	March 15, 2010	To date
David Stout	July 27, 2011	To date
Patrick Langlois	November 11, 2005	November 10, 2011
Dr Jeffrey Leiden	January 1, 2007	January 31, 2012

The Chairman and the Chief Executive Officer (“CEO”) attend meetings of the Committee by invitation, but neither is present in any discussions relating to their own remuneration.

Advisors

The Committee was materially assisted in 2011 by JoAnn Verderese, Vice President, Total Rewards and Ann Judge, Senior Vice President, Global Human Resources.

PricewaterhouseCoopers LLP continued to serve as the independent external advisor to the Committee. PricewaterhouseCoopers LLP also provided global consultancy services to the Company in 2011, primarily in respect of tax matters.

Remuneration Committee Activities for 2011

The Committee met five times in 2011 and discussed the key agenda items set out in the following table. The Committee considered pay conditions across the Company  both in the context of remuneration decisions for the Executive Directors as well as through specific agenda items relating to annual compensation budgets, the Corporate Scorecard assessment that drives Company-wide annual incentive funding, and the operation of broad-based share plans.

Key agenda items
•	Assessment of Company performance against the 2010 Corporate Scorecard;
•	Approval of 2010 performance and remuneration decisions for the CEO, CFO and oversight of the rest of the Leadership Team;
•	Determination of the vesting percentage of the 2008 awards granted under the PSP for Executive Directors;
•	Approval of the 2011 Corporate Scorecard objectives and key performance indicators;
•	Approval of the 2011 Performance Matrix for PSP awards to Executive Directors;
•	Approval of the 2010 Directors’ Remuneration Report;
•	Consideration of trends in executive remuneration and corporate governance developments;
•	Review of shareholder and proxy advisory firm feedback on the 2010 Directors’ Remuneration Report;
•	Review of Company’s remuneration philosophy and remuneration linkages to business strategy;
•	Review of UK pension arrangements in light of UK tax changes;
•	Review and implementation of clawback arrangements;
•	Approval of annual offerings of Sharesave and Employee Stock Purchase Plans (“ESPP”) awards;
•	Review of Committee effectiveness;
•	Review of the 2011 year-end compensation process and budgets for all employees;
•	Preliminary discussion of 2011 performance and remuneration decisions for the CEO, CFO and the rest of the Leadership Team, including peer group review;
•	Preliminary review of the 2012 Performance Matrix for PSP awards to Executive Directors;
•	Preliminary review of the 2012 Corporate Scorecard;
•	Review of the Chairman’s fees;
•	Review of CEO, CFO and the rest of the Leadership Team’s shareholdings; and
•	Review of the Committee’s Terms of reference.

3.	Remuneration policy

Guiding principles

The guiding principles of the Company’s remuneration policy are set out below.

i.	Simple and understandable
•	Employees understand their impact on business performance and how they will be rewarded accordingly.
•	Arrangements are practical and easily communicated.

ii.	Competitive
•	Packages enable the Company to attract and retain employees with the ability to deliver the strategy for the benefit of shareholders and other key stakeholders including patients.
•	Overall remuneration is both cost-effective and appropriate.

iii.	Strategically and culturally aligned
•	Arrangements are designed to support shareholder value creation by the delivery of sustainable performance consistent with the strategy and appropriate risk management.
•	Behavior consistent with the Company’s Brave culture is expected. This culture is based around the following values:

a)	Act with the highest ethical standards, integrity and respect for others’ views and the world we live in. Always be mindful we work in a business where patients’ lives are at stake.
b)	Have the courage of your convictions; challenge the status quo with a sense of urgency for great ideas and new solutions, because in the lives of patients and their families, every day matters.
c)	Exemplify trust and openness through collaboration and teamwork; recognize that being Brave is a collective and individual endeavor; hold yourself accountable for what you do, and what you don’t do.

iv.	Performance oriented
•	Plans allow for differentiation based on individual performance.
•	Plans are linked to performance at the corporate, business and individual level, as appropriate.
•	Remuneration arrangements provide for an appropriate balance between short and long-term performance.
•	The exercise of informed discretion plays an important role in remuneration decisions to help avoid perverse outcomes.

v.	Valued by employees
•	Each element of the package is valued by employees and cost effective.

The guiding principles provide a framework for remuneration decisions across the Company, including the Committee’s decisions for the Executive Directors. When making these decisions, the Committee is sensitive to pay and employment conditions elsewhere in the Company.

As set out above, the Company’s remuneration policy is designed to attract, retain and motivate talented executives of the high caliber required to ensure that the Company is managed successfully to the long-term benefit of shareholders. To achieve this, an internationally competitive package linked to the Company’s strategy and performance is provided. The package and these linkages are outlined in the table on page 85.

Remuneration benchmarking

The Committee takes a responsible approach to benchmarking for the Executive Directors and reviews remuneration relative to company and individual performance and to the practice of other comparable organizations in the markets in which the Company competes for talent. Reflecting the shape of Shire's international operations, market data is based on a blend of US and UK companies taking into account scale and international complexity. UK market data is based on other companies within the FTSE 100 index excluding financial services, utilities and mining companies. The greater number of comparable US companies allows further refinement of US market data to only include companies in the pharmaceutical, biotechnology, medical equipment and medical supplies sectors.

Base salary is targeted at around median of the relevant market and may be positioned below or above the median depending on a variety of factors as described later in this report. In terms of total remuneration, the Company’s policy is to target at around median of the relevant market and to allow for the achievement of higher pay levels to recognize superior performance.

Composition and structure of pay

The remuneration package for the Executive Directors is designed to provide an appropriate balance between fixed and variable, performance-related components, with a significant proportion of long term variable pay given the long-term nature of the business. The EAIP and PSP are considered performance-related elements, while base salary is essentially ‘fixed’, although performance is considered when determining any annual increases.

Illustrations of the impact of the remuneration policy on the composition and value of the CEO’s and CFO’s remuneration package in target and stretch scenarios are set out in the key information section on page 84.

The Committee is satisfied that the composition and structure of the remuneration package is appropriate and does not incentivize undue risk taking. In light of best practice, clawback provisions will be introduced in respect of future incentive awards to cover situations where results are materially misstated or in the event of serious misconduct.

Share ownership policy

The Committee believes that employee share ownership is an important means to support long-term commitment to the Company and the alignment of employee interests with those of shareholders.

The interests of the Executive Directors and other senior executives are closely aligned with those of other shareholders in this regard through the operation of the Company’s long-term incentive plan and, for the Leadership Team, the deferral of one quarter of any EAIP award into shares for a period of three years. These remuneration elements constitute a significant proportion of individual remuneration packages.

The CEO, CFO and other members of the Leadership Team are encouraged to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five-year period following their appointment.  All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines.

The Committee reviews share ownership levels annually for this group.

Figures in the table below are as at February 21, 2012 using an ordinary share price of £22.25 and an ADS price of $103.95.

	Value of shares	Percentage of base salary	Share ownership guideline
Angus Russell	$9,331,613	723%	200%
Graham Hetherington	£1,381,369	297%	150%

The Company also operates broad-based share plans (an HMRC-approved Sharesave scheme in the UK and an Employee Stock Purchase Plan in the US and other countries) to encourage wider share ownership among the Company’s employees.

Awards under the Company’s long-term incentive plans and “all-employee” share plans are satisfied either by market purchased shares which are held in an employee benefit trust or the issue of new shares within the limits agreed by shareholders when the plans were approved. These limits comply with the Association of British Insurers’ guidelines which require that no more than 10% of a company’s issued share capital may be used for employee share plans in any 10-year period. Within the 10% limit, up to 5% may be used for discretionary employee share plans.

4.	Executive Directors’ remuneration package

Base salary

Base salaries are reviewed annually to ensure the level remains appropriate. The Committee’s salary decisions are informed by the market rate for an Executive Director’s skills and experience as well as a variety of other factors including individual performance and contribution to the business, the external pay environment, salary increases across the Company and shareholder expectations.

Following the annual review, the Committee decided to increase Mr Russell’s base salary by 2.4% to $1,290,000 and Mr Hetherington’s base salary increased by 2.2% to £465,000. The Committee took into account a range of factors including market positioning, the delivery of continued strong financial performance with significant results to shareholders in terms of share price growth, and the broader employee budget of 3% (with individuals eligible to receive higher increases depending on, for example, individual performance and market positioning).

Base salaries for the Executive Directors are set out in the table below. Any salary increases typically take effect on 1 January each year.

	2011 base salary	2012 base salary	% change
Angus Russell	$1,260,000	$1,290,000	2.4%
Graham Hetherington	£455,000	£465,000	2.2%

Executive Annual Incentive Plan

The Executive Directors participate in the EAIP which rewards the achievement of pre-defined, Committee-approved corporate objectives and the individual’s contributions toward achieving those objectives. The Committee also considers the impact of strategic actions on the Company’s performance, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year.

Corporate objectives are established in a scorecard format with four dimensions. For 2011, these were as follows: Financial (40% weighting), Operational Excellence (20% weighting), People and Capabilities (20% weighting) and Customers (20% weighting). Key performance measures are established within each dimension, with both financial and non-financial performance considered.

EAIP awards are paid in cash (75%) and ordinary shares or American Depositary Shares (“ADS”) (25%). The cash element is paid in the first quarter of the year following the performance year, and the share-based element is deferred and released after a period of three years, subject to the participant’s employment not being terminated for cause. The release of deferred shares awarded from 2011 onwards include dividend shares representing accumulated dividends in respect of the shares under award that vest.

For 2011, the Company’s highlights included the following:

•
Revenues from net product sales in 2011 were up 26% to $3.9 billion driven by strong growth from the Company’s product sales including VYVANSE (up 27% to $805 million), REPLAGAL (up 35% to $475 million), LIALDA/MEZAVANT (up 27% to $372 million), INTUNIV (up 34% to $223 million), ADDERALL XR (up 48% to $533 million) and VPRIV (up 79% to $256 million).

•
Non-GAAP EBITDA increased during 2011 by 27% to $1.5 billion as a result of higher revenues and continued operating leverage, which allowed the Company to absorb the effects of higher investment in our targeted R&D programs and increases in SG&A activities to support our recent and future growth.

•	Product sales from ex-US markets grew by $276 million (25%) in 2011, and represented 35% of total product sales in 2011.
•	Adjusted ROIC grew by 210 basis points in 2011 over 2010 primarily due to stronger operating margins and improvements in net asset efficiency.
•
Succession plans for the Leadership Team are regularly reviewed by the Board and this process is replicated by Executive management throughout the organization at all management levels.  In addition, diversity metric reports are generated and reviewed by the organization regularly.

•
Shire’s compliance function conducts regular training for employees, distributors, agents and other partners doing business with Shire. In 2011 the compliance program included extensive training on Shire’s anti-bribery policies as well as policies and procedures concerning interactions with physicians.

•
Shire completed a company-wide engagement survey that showed a continued increase in employee engagement. Survey results showed that Shire’s workforce is highly supportive of our culture and mission to ‘enable people with life-altering conditions to lead better lives’.

•	Value has been demonstrated to Shire’s stakeholders in 2011, with successes including:
•	Increases in market share in its ADHD, GI, HGT and RM therapeutic areas;
•	Completion of patient, physician and payor surveys for certain products that will help us continue to meet stakeholder needs;
•	Demonstration of clinical value through the approval of:
•	FIRAZYR for self-administration in the EU and US;
•	INTUNIV in the US as adjunctive therapy to stimulants for the treatment of ADHD for children and adolescents;
•	LIALDA in the US and Canada for maintenance of remission of ulcerative colitis; and
•	Development of dossiers for certain products that demonstrate economic value to support their pricing and reimbursement.

In determining 2011 EAIP awards for the Executive Directors, the Committee considered performance against each of the scorecard dimensions, including the achievements set out above, taking into account the impact of the strategic acquisition of Advanced BioHealing, as well as performance against personal objectives. The Committee approved an EAIP award of 90% of base salary (of 180% maximum) which represents 100% of target (of 200% maximum) for Mr Russell and an EAIP award of 85% of base salary (of 160% maximum) which represents 106% of target (of 200% maximum) for Mr Hetherington.

The 2012 EAIP will continue to use a scorecard approach with the number of key performance measures reduced and grouped under Financial and Non-Financial dimensions. This change is intended to allow for greater focus on the most significant strategic business drivers.

Key performance measures for 2012 include:

•	Achieving net product sales targets;
•	Achieving Non-GAAP EBITDA targets;
•	Achieving Adjusted ROIC targets;
•	Strengthening commercial portfolio over 2012-2015;
•	Expanding the development pipeline portfolio; and
•	Enhancing the leadership capabilities in the organization.

As in previous years, key performance measures are set by the Committee both in the context of annual performance as well as to ensure progress towards longer-term, strategic goals. In addition, the Board as well as the Committee reviewed and discussed in 2011 the link between remuneration more widely and strategic goals to ensure arrangements remain fully aligned.

Long-term incentives

The Company uses the Portfolio Share Plan (PSP) to grant long-term incentives to motivate, reward and retain employees and to align the interests of employees with those of the Company’s shareholders. Annual participation in the PSP is at management discretion and is approved by the Committee.

The PSP comprises two types of award, which can be operated separately:

•
SAR Awards. A Stock Appreciation Right (SAR) is the right to receive ordinary shares or ADSs linked to the increase in value of a specified number of ordinary shares or ADSs over a period between one and seven years from the date of grant. SAR awards granted to Executive Directors vest three years after the date of grant, subject to the satisfaction of certain performance conditions, described below. SAR awards can be exercised up to the seventh anniversary of the date of grant.

•
PSA Awards. A Performance Share Award (PSA) is the right to receive a specified number of ordinary shares or ADSs between one and three years from the date of grant. PSA awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of certain performance conditions, described below. Upon vesting of the PSA Award, ordinary shares or ADSs will be released to the participant automatically without any action on the part of the participant.

The performance conditions for PSP Awards granted to Executive Directors require the achievement of Non-GAAP EBITDA and Adjusted ROIC targets over a three-year period.  These measures were selected by the Committee to provide alignment to the Company’s core activities and strategy as it believes that growth in Non-GAAP EBITDA and achievement of Adjusted ROIC above the weighted average cost of capital are key drivers of value creation.  The combination of these two measures in a performance matrix is designed to reward the Executive Directors for delivering balanced growth.  Performance targets are set annually by the Committee within the context of the Company’s long-range plans and strategy. This timing also helps ensure that executives are not incentivized inadvertently to take inappropriate risks.

Award levels

The maximum face value of awards for any participant under the PSP Rules, which were approved by shareholders in 2008, are 600% of base salary for SAR awards and 400% of base salary for PSA awards.

For the CEO the target face values continue to be 400% of base salary for SAR awards and 300% of base salary for PSA awards, and, for the CFO, 300% of base salary for SAR awards and 220% of base salary for PSA awards. These targets are considered by the Committee in expected value terms as it enables internal relativities and external benchmarking to be more robustly taken into account. The Committee determines the level of awards for the Executive Directors by reference to a range of 80% to 120% of these target values, based on performance and consideration of appropriate benchmarks.

The expected value of PSP awards is determined by using the Black-Scholes model (which is widely accepted and takes into account factors such as the grant price of the award, the expected stock-based award term, volatility of the Company’s share price, the risk-free rate and the Company’s dividend yield) and taking into account the probability of vesting in light of applicable performance conditions.

The Committee adopted this expected value approach across the entire Company for the reasons set out above and also because it believes that it communicates the intrinsic value of the award individuals receive, is less sensitive to share price fluctuations running up to the date of grant and allows the Company to plan the cost of the awards, as recorded in the Company’s Income Statement.  The Committee recognizes that some shareholders may be more familiar with a face value approach and therefore has set out face values in this report. It also confirms that the move to an expected value approach was not used to impact remuneration levels. For completeness, the expected value of 2012 PSP awards are included in the table on page 84.

2012 Awards

For 2012 the face value of the SAR awards will be 391% of base salary for the CEO and 265% of base salary for the CFO. The face value of the PSA awards will be 294% of base salary for the CEO and 195% of base salary for the CFO. Consistent with the 2011 awards set out above, these values represent maximum vesting levels and would be realized only if stretching and interdependent performance targets as provided below were met in full. In addition, awards only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

The Committee reviewed the performance matrix and determined that for 2012 the structure and performance measures will be retained in their current form for 2012.  The performance targets have been changed to maintain appropriate alignment with the Company’s current long-range plans and strategy as well as the Company’s weighted average cost of capital and broker forecasts. The resulting 2012 performance matrix is set out below.

Adjusted ROIC	EBITDA growth (CAGR 2011-2014)
Increase bp p.a.	8%	10%	12%	14%	16%
60	1.0x	1.3x	1.7x	2.1x	2.5x
80	1.3x	1.6x	2.0x	2.4x	2.8x
100	1.6x	1.9x	2.4x	2.7x	3.1x
120	1.9x	2.3x	2.6x	3.1x	3.5x
140	2.2x	2.6x	3.1x	3.6x	4.0x
160	2.5x	3.0x	3.5x	4.0x	4.0x

The Committee will continue to review annually whether the performance matrix structure and performance targets described above remain appropriate and challenging taking into account, for example, economic expectations, the industry's outlook, strategic objectives and shareholder interests.

For the purposes of the matrix, EBITDA  growth is defined as the compound annual growth rate (“CAGR”) of Non-GAAP EBITDA, as derived from the Company’s Non-GAAP financial results included in its full year earnings releases, over the three year vesting period.  Adjusted ROIC reflects the definition used by the Company in its Corporate Scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from the Company’s Non-GAAP financial results including:

•	Adding back to Non-GAAP operating income all R&D expenses, intangible asset impairment charges and operating lease costs incurred in the period;
•	Capitalizing on the Company’s balance sheet historic, cumulative R&D, in-process R&D, intangible asset impairment charges and operating lease costs which previously have been expensed;
•	Deducting from Non-GAAP operating income an amortization charge for the above capitalized costs, based on the estimated commercial lives of the relevant products;
•	Excluding the income statement and balance sheet impact of non-operating assets (such as surplus cash and non-strategic investments); and
•	Taxing the resulting adjusted operating income at the underlying Non-GAAP tax rate.

The Committee reserves the right to make adjustments to the matrix to reflect significant one time items which occur during the vesting period. The Committee will make full and clear disclosure of any such adjustments in the Remuneration Report, together with the ROIC performance as determined by the above definition, at the end of the performance period.

Outstanding long-term incentive awards

2011 Awards

For 2011 the face value of the SAR awards was 420% of base salary for the CEO and 312% of base salary for the CFO. The face value of the PSA awards was 316% of base salary for the CEO and 232% of base salary for the CFO.

The 2011 performance matrix is set out below.

Adjusted ROIC	EBITDA growth (CAGR 2010-2013)
Increase bp p.a.	8%	10%	12%	14%	16%
10	1.0x	1.3x	1.7x	2.1x	2.5x
20	1.3x	1.6x	2.0x	2.4x	2.8x
40	1.6x	1.9x	2.4x	2.7x	3.1x
60	1.9x	2.3x	2.6x	3.1x	3.5x
80	2.2x	2.6x	3.1x	3.6x	4.0x
100	2.5x	3.0x	3.5x	4.0x	4.0x

The same matrix was operated for 2010 PSP awards.

Vesting of the 2009 Awards

The 2009 PSP awards to the Executive Directors were subject to a performance condition based on relative Total Shareholder Return (“TSR”) measured against two comparator groups, namely FTSE 100 constituents (excluding financial institutions) and a group of international companies from the pharmaceutical sector. For these awards which vested in February 2012, the Company’s TSR was 139.6% for the three-month averaging period, which placed it 8th among the FTSE 100 (excluding financial institutions) and 3rd among its international pharmaceutical group.  This resulted in a vesting of 100% of the award, reflecting the strong share price performance of the Company over the period.

Vesting of the 2008 Awards

As previously disclosed, for the 2008 PSP awards to Executive Directors which vested in February 2011 and was subject to a similar TSR performance condition, the Company’s TSR was 31.7% for the three-month averaging period, which placed it 20th among the FTSE 100 (excluding financial institutions) and 5th among its peer group.  This resulted in a vesting of 88% of the award.

Other outstanding long-term awards

The interests of each Director under the PSP and EAIP are set out on page 93 and under other long-term plans on page 94.

Pensions and other benefits

The Company’s policy is to ensure that pension benefits are competitive in the markets in which it operates.

Mr Russell participates in the 401(k) Plan and the Supplemental Executive Retirement Plan (“SERP”) in the US. The SERP is an unfunded defined contribution scheme; the benefits are payable to certain senior US employees as lump sums on leaving the Company’s employment or in the event of death or disability. The amount of benefit is based on the value of notional contributions adjusted for ‘earned’ investment returns as if they were invested in investments of the employee’s choice.  The Company contributes a total of 30% of Mr Russell’s annual salary to these plans.

Mr Hetherington participates in a UK HMRC registered defined contribution plan, which the Company operates for UK employees. Mr Hetherington receives a total contribution of 25% of annual salary to a combination of this plan and/or by way of a cash allowance at his election. This choice was put in place in 2011 in light of changes to the taxation of members of UK registered pension plans from April 6, 2011.

In addition to pension benefits, the Executive Directors receive certain benefits, principally a car allowance and private fuel, private medical insurance, long-term disability insurance and personal financial planning assistance. Executive Directors are also eligible to participate in the Company’s UK HMRC-approved Sharesave scheme and the US ESPP, depending on their location, on the same basis as other eligible employees. These benefits are not pensionable.

Mr Russell was no longer eligible to participate in the Sharesave Scheme following his transfer to the US.  As previously disclosed, the Committee approved a cash payment for Mr Russell, made in 2011, equivalent to the amount of gain that he would have made had he been permitted to remain in the scheme for the full five years.

5.	Remuneration of other employees

The remuneration policy applies the same overarching guiding principles to all employees, including other members of the Leadership Team. The exact structure and quantum of individual remuneration packages varies by business, geography, role and level of responsibility within the Company. In general, the proportion of variable remuneration in the total remuneration package increases with level of responsibility within the Company.

All employees’ base salaries are benchmarked against the appropriate market and in light of similar factors as described for the Executive Directors Retirement and other benefit arrangements are provided to employees with appropriate consideration of market practice and geographical differences.

The aggregate level of annual incentive funding is determined by reference to the same Corporate Scorecard as described for the Executive Directors. This scorecard is cascaded to each business and corporate function to ensure alignment with corporate goals. Scorecard targets are further cascaded to each employee through their performance objectives, with annual incentive awards strongly differentiated based on individual performance through linkages with the performance management system. Members of the Leadership Team must defer a proportion of their annual incentive (one quarter of any EAIP award) into shares for a three-year period.

Discretionary annual equity awards are dependent on an employee’s level of responsibility within the Company and individual performance. Phased vesting occurs over a period of three years with the majority vesting at the end of the three-year period, except for the Leadership Team where all of the awards vest after a three-year period.

6.	Performance graph

The graph opposite sets out the Company’s TSR performance for five years ending December 31, 2011, comparing the TSR performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 Index.

The Company is a member of the FTSE 100 Index and consequently, for the purpose of the graph set out below, we have selected the FTSE 100 Index as the appropriate index.
Five-year historical TSR performance Change in value of a hypothetical £100 holding over five years
7.	Service contracts

The Company’s policy is that Executive Directors’ service contracts should provide for a notice period from the Company of 12 months. The Committee believes this policy provides an appropriate balance between the need to retain the services of key individuals for the benefit of the business and the need to limit the potential liabilities of the Company in the event of termination. Executive Directors’ contracts allow for termination with contractual notice from the Company or termination by way of payment in lieu of notice, at the Company’s discretion. The contracts also allow for phased payments on termination, with an obligation on the individual to mitigate loss.

It is the Company's policy that there should be no element of reward for failure. Neither notice nor a payment in lieu of notice will be given in the event of gross misconduct. The Committee’s approach when considering payments in the event of termination is to take account of the individual circumstances including the reason for termination, contractual obligations of both parties as well as share plan and pension scheme rules.

Details of the Executive Directors’ contract terms are set out in the table below.

	Contract date	Notice period	Potential compensation on termination
Angus Russell	July 2, 2008	12 months
•  12 months base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits
•  No automatic contractual entitlement to annual incentive – any award is discretionary, performance-related and capped at the contractual target level (or capped at the contractual maximum level if termination follows a change in control)

Graham Hetherington	July 2, 2008	12 months
•  12 months base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits
•  No automatic contractual entitlement to annual incentive – any award is discretionary, performance-related and capped at the contractual target level (or capped at the contractual maximum level if termination follows a change in control)

Angus Russell was appointed as a Non-Executive Director of Intermune, Inc. on October 31, 2011.  In respect of this position, he will retain fees payable to him for his services during 2011 which amounted to $8,333. He was also awarded  12,500 options and 5,058 restricted share awards over shares in Intermune, Inc. in respect of this position. Any other external appointments held by the Executive Directors do not attract fees.

8.	Non-Executive Directors and the Chairman

Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter, periodic re-election by shareholders.  Non-Executive Directors are not entitled to compensation for loss of office.

Details of the letters of appointment and next election or re-election are as follows:

Director(1)	Date of appointment	Date of term expiry	Next AGM election or re-election
Matthew Emmens	June 18, 2010	June 17, 2012	April 2012
David Kappler	April 5, 2010	April 4, 2012	April 2012
Dr Jeffrey Leiden(2)	January 1, 2011	December 31, 2012	n/a
William Burns	March 15, 2010	March 14, 2012	April 2012
Dr David Ginsburg	June 16, 2010	June 15, 2012	April 2012
Susan Kilsby	September 1, 2011	August 31, 2013	April 2012
Anne Minto	June 16, 2010	July 15, 2012	April 2012
David Stout	October 31, 2011	October 30, 2013	April 2012

(1)	All Non-Executive Directors are subject to a three month notice period.
(2)	Dr Jeffrey Leiden stepped down from the Board on January 31, 2012.

The Non-Executive Directors are not eligible to join the Company’s pension scheme.  Non-Executive Directors do not participate in any of the Company share schemes or other employee benefit schemes and no options have been granted to Non-Executive Directors in their capacity as Non-Executive Directors of Shire plc. The fees paid to the Chairman and Non-Executive Directors are not performance-related.

Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee. Fees are benchmarked against Chairman and Non-Executive Director fees of comparable companies.

Each Non-Executive Director is paid a fee for serving as a Non-Executive Director, additional fees for membership or chairmanship of the Audit, Compliance & Risk, Remuneration, Nomination and Science & Technology Committees. The Chairman of the Company receives an inclusive fee. Travel allowances are made for transatlantic trips made on Board business.

Details of fees for 2011 and 2012 are set out in the table below. No changes were made for 2012.

Annual Fees(1)	£	£
Board membership	2011 Fees	2012 Fees
Chairman of the Board (inclusive of all committees)	370,000	370,000
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	92,500	92,500
Non-Executive Director	80,000	80,000
Committee membership
Audit, Compliance & Risk Committee Chairman	20,000	20,000
Remuneration Committee Chairman	15,000	15,000
Science & Technology Committee Chairman	15,000	15,000
Nomination Committee Chairman	12,500	12,500
Audit, Compliance & Risk Committee member	10,000	10,000
Remuneration Committee member	7,500	7,500
Science & Technology Committee member	7,500	7,500
Nomination Committee member	5,000	5,000

(1)	Non-Executive Directors receive a £5,000 travel allowance for each transatlantic trip made on Board business.

9.	UK statutory disclosures

Executive Directors’ remuneration

The following table gives details of the emoluments for each Executive Director.

	Base salary ('000)		Pension contributions ('000)		Other benefits 1 ('000 )		EAIP - cash element ('000)		EAIP - deferred share element ('000)		Total ('000 )
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Angus Russell 2 3 4	$1,260	$1,200	$378	$386	$54	$54	$851	$1,050	$283	$350	$2,826	$3,040
Graham Hetherington 4 5	£455	£435	£114	£109	£18	£19	£289	£356	£96	£119	£972	£1,038

Remuneration for Directors on the US payroll is reported in Dollars.

1.	Other benefits include car allowance and private fuel, personal financial planning assistance, long-term disability and private medical insurance.
2.
As set out earlier in this report, Mr Russell was no longer eligible to participate in the Sharesave Scheme following his transfer to the US.  As previously disclosed, the Committee approved a cash payment for Mr Russell, made in 2011, equivalent to the amount of gain that he would have made had he been permitted to remain in the plan for the full five years. The value of the payment was $77,256.39 and is in addition to the figures in the table above.

3.
In 2010 Mr Russell received a cash payment in lieu of a pension contribution of £17,050 (equal to $26,324 based on an exchange rate at the time of payment) which is included in his 2010 pension contribution.

4.
The other benefits received by Mr Russell and Mr Hetherington in 2010 have been restated to include payments in relation to private fuel and, for Mr Russell, in relation to personal financial planning assistance and long-term disability insurance, which should have been disclosed in 2010.

5.	Mr Hetherington’s pension contribution of 25% of base salary is made through a combination of payments into a Company defined contribution plan and a cash allowance.

Non-Executive Directors’ remuneration

The following table gives details of the fees for each Non-Executive Director and the Chairman.

	Board member		Remuneration Committee	Audit, Compliance & Risk Committee	Nomination Committee	Science & Technology Committee	Total 2011 fees	Total 2010 fees
	Fee 1	Travel allowance
Matthew Emmens	£382,037	£15,000	-	-	-	-	£397,037	£350,000
David Kappler	£98,845	£10,000	-	£20,000	£12,500	-	£141,345	£120,000
Dr Jeffrey Leiden	£88,662	£15,000	£7,500	-	£5,000	£15,000	£131,162	£100,000
William Burns 2	£80,672	£10,000	£7,500	-	£2,143	-	£100,315	£66,403
Dr David Ginsburg 3	£80,519	£15,000	-	-	-	£7,500	£103,019	£46,730
Susan Kilsby 4	£26,667	£10,000	-	£3,333	-	-	£40,000	-
Patrick Langlois 5	£75,372	£5,000	£6,481	£8,641	-	-	£95,494	£92,500
Anne Minto 6	£80,504	£10,000	£15,000	-	-	-	£105,504	£48,881
David Stout 7	£85,893	£10,000	£3,214	£10,000	-	-	£109,107	£90,000

1.	Fees include amounts paid resulting from the incorrect tax treatment of travel allowances in 2009 and 2010.
2.	Mr Burns was appointed as a Non-Executive Director and a member of the Remuneration Committee on March 15, 2010 and as a member of the Nomination Committee on July 27, 2011.
3.	Dr Ginsburg was appointed as a Non-Executive Director and a member of the Science & Technology Committee on June 16, 2010.
4.	Ms Kilsby was appointed as a Non-Executive Director and a member of the Audit, Compliance & Risk Committee on September 1, 2011.
5.	Mr Langlois stepped down from the Board and as a member of the Remuneration Committee and the Audit, Compliance & Risk Committee on November 10, 2011.
6.	Ms Minto was appointed as a Non-Executive Director and a member of the Remuneration Committee on June 16, 2010 and appointed as Chairman of the Remuneration Committee on July 27, 2010.
7.	Mr Stout was appointed as a member of the Remuneration Committee on July 27, 2011.

Directors’ interests under current long-term plans

PSA and SAR awards under the Portfolio Share Plan and deferred share awards under the Executive Annual Incentive Plan which were outstanding, awarded, lapsed or exercised during the year are set out in the table below.

Award type 1	Date of award	At Jan 1, 2011	Maximum shares awarded 2 3	Dividend shares 4	Lapsed	Exercised/ released	At Dec 31, 2011	Share price on award date / Exercise price 5	Share price on date of exercise / release	Normal exercise period / vesting date
Matthew Emmens 6
SAR (ADS)	Aug 17, 2006	125,562	-	-	-	125,562	-	$49.36	$91.56	Aug 17, 2009 to Aug 17, 2011
SAR (ADS)	Feb 27, 2007	78,825	-	-	-	78,825	-	$64.10	$102.53	Feb 27, 2010 to Feb 27, 2012
SAR (ADS)	Mar 28, 2008	35,126	-	-	4,216	30,910	-	$58.51	$102.53	Mar 28, 2011 to Mar 28, 2013
PSA (ADS)	Mar 28, 2008	26,345	-	498	3,162	23,681	-	$58.51	$91.56	Mar 28, 2011
EAIP (ADS)	Mar 31, 2008	12,881		-	-	12,881	-	$57.96	$87.10	Mar 31, 2011
EAIP (ADS)	Jul 31, 2008	6,471	-	-	-	6,471	-	$50.34	$102.53	Jul 31, 2011
Angus Russell
SAR	Feb 22, 2008	85,000	-	-	10,200	74,800	-	£9.97	£20.99	Feb 22, 2011 to Feb 22, 2013
SAR	Jun 18, 2008	123,547	-	-	14,826	-	108,721	£8.13	-	Jun 18, 2011 to Jun 18, 2013
PSA	Feb 22, 2008	60,000	-	1,135	7,200	53,935	-	£9.97	£18.67	Feb 22, 2011
PSA	Jun 18, 2008	96,410		1,543	11,570	86,383	-	£8.13	£18.36	Jun 18, 2011
EAIP	Mar 31, 2008	20,068	-	-	-	20,068	-	£9.735	£18.11	Mar 31, 2011
SAR	Feb 20, 2009	295,580	-	-	-	-	295,580	£8.83	-	Feb 20, 2012 to Feb 20, 2014
PSA	Feb 20, 2009	221,685	-	-	-	-	221,685	£8.83	-	Feb 20, 2012
EAIP	Mar 31, 2009	37,814	-	-	-	-	37,814	£8.63	-	Mar 31, 2012
SAR (ADS)	Mar 01, 2010	105,616	-	-	-	-	105,616	$64.91	-	Mar 01, 2013 to Mar 01, 2017
PSA (ADS)	Mar 01, 2010	73,948	-	-	-	-	73,948	$64.91	-	Mar 01, 2013
EAIP (ADS)	Mar 31, 2010	7,421	-	-	-	-	7,421	$65.96	-	Mar 31, 2013
SAR (ADS)	Feb 28, 2011	-	63,126	-	-	-	63,126	$83.79	-	Feb 28, 2014 to Feb 28, 2018
PSA (ADS)	Feb 28, 2011	-	47,344	-	-	-	47,344	$85.01	-	Feb 28, 2014
EAIP (ADS)	Mar 31, 2011	-	3,994	-	-	-	3,994	$87.10	-	Mar 31, 2014
Graham Hetherington
SAR	Aug 01, 2008	100,000	-	-	12,000	88,000	-	£8.675	£20.26	Aug 01, 2011 to Aug 01, 2013
PSA	Aug 01, 2008	75,000	-	1,200	9,000	67,200	-	£8.675	£20.26	Aug 01, 2011
SAR	Feb 20, 2009	100,000	-	-	-	-	100,000	£8.83	-	Feb 20, 2012 to Feb 20, 2014
PSA	Feb 20, 2009	75,000	-	-	-	-	75,000	£8.83	-	Feb 20, 2012
EAIP	Mar 31, 2009	9,007	-	-	-	-	9,007	£8.63	-	Mar 31, 2012
SAR	Mar 01, 2010	134,814	-	-	-	-	134,814	£14.43	-	Mar 01, 2013 to Mar 01, 2017
PSA	Mar 01, 2010	98,864	-	-	-	-	98,864	£14.43	-	Mar 01, 2013
EAIP	Mar 31, 2010	12,569	-	-	-	-	12,569	£14.54	-	Mar 31, 2013
SAR	Feb 28, 2011	-	82,873	-	-	-	82,873	£17.23	-	Feb 28, 2014 to Feb 28, 2018
PSA	Feb 28, 2011	-	60,769	-	-	-	60,769	£17.41	-	Feb 28, 2014
EAIP	Mar 31, 2011	-	6,504	-	-	-	6,504	£18.11	-	Mar 31, 2014

1.	Awards are over Ordinary Shares, except where the award type is marked as an ADS award. One ADS is equal to three Ordinary Shares.
2.	The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
3.	Performance conditions attached to SAR and PSA awards granted in 2010 and 2011 are Adjusted ROIC and Non-GAAP EBITDA. Further information can be found on page 89.
4.	In accordance with the plan rules, the vested PSA Awards have been increased to reflect the dividends paid by Shire in the period from the grant date to the vesting date.
5.
The exercise price for SAR awards granted in 2011 is equal to the three day average up to and including the date of award, of the closing mid-market price.  The exercise price for SAR awards granted prior to 2011 is the mid-market closing price on the date of award.

6.	Mr Emmens’ awards were granted to him whilst he held the position of Chief Executive Officer of the Company.
7.
The percentage of the awards granted in 2008 that vested, based on the performance conditions, was 88%. The remainder of these awards are shown in the table above as lapsed. The percentage of the awards granted in 2009 that vested, based on the performance conditions, was 100%.

The 2008 and 2009 awards include a market condition based on relative Total Shareholder Return (“TSR”) measured against two comparator groups. In determining the vesting percentage of a SAR Award or PSA Award granted to Executive Directors, 33% weighting depended upon the Company’s TSR performance relative to the performance of FTSE 100 constituents, excluding financial institutions, and 67% weighting depended upon the Company’s TSR performance relative to the performance of a group of international companies from the pharmaceutical sector. Vesting was determined as follows:

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

The comparator group set at the time of award for the 2008 awards was Allergan, Inc., Atlana Aktiengesellschaft, Biovail Corporation, Cephalon Inc., Forest Laboratories Inc., King Pharmaceuticals Inc., KOS Pharmaceuticals Inc., H. Lundbeck A/S, Medicis Pharmaceutical Corporation, Novo Nordisk A/S, Schering AG, Sepracor Inc., Merck Serono S.A., UCB S.A., Valeant Pharmeuticals International Inc. and Watson Pharmaceuticals Inc.

The comparator group set at the time of award for the 2009 awards was Actelion Pharmaceuticals Ltd., Amgen Inc., BioMarin Pharmaceutical Inc., Biogen Idec Inc., Biovail Corporation, Celgene Corporation, Cephalon Inc., Endo Pharmaceuticals Holdings Inc., Forest Laboratories Inc., Genzyme Corporation, Gilead Sciences Inc., Ipsen Ltd, King Pharmaceuticals Inc., H. Lundbeck A/S, Novo Nordisk A/S and UCB S.A.

Where a company delists during the performance period, the proceeds are treated as being reinvested in an index that tracks the TSR of the remaining companies.

TSR performance was measured using an averaging period of three months. In addition, the Committee had regard to the same calculation using an averaging period of six months as part of a fairness review to ensure that vesting properly reflected underlying performance.

8.
As previously disclosed, the Company moved to calculating the number of PSA and SAR Awards using an approach based on the average three-day share price at the time of grant for the awards made in 2010 and subsequently, rather than an average share price over the prior twelve month period which had historically been applied.

Directors’ interests under other long-term plans

Awards under other long-term plans which were outstanding, awarded, lapsed or exercised during the year are set out in the table below.

Award type	Date of award	At Jan 1, 2011	Awarded	Exercised	Lapsed	At Dec 31, 2011	Exercise price	Market price on exercise/release	Normal exercise period
Angus Russell
2000 Executive Scheme B	Jun 05, 2001	69,213	-	69,213	-	-	£12.57	£18.59	Jun 05, 2004 to Jun 04, 2011

Graham Hetherington
Sharesave 1	Dec 01, 2008	1,240	-	1,240	-	-	£7.74	£21.26	Dec 01, 2011 to May 31, 2012

1.	Options granted under the Sharesave scheme are granted with an exercise price equal to 80% of the mid-market price on the day before invitations are issued to employees.

The market price of the Company’s Ordinary Shares at December 31, 2011 was £22.43 and the range during the year was £15.61 to £22.43.  The market price of the Company’s ADSs at December 31, 2011 was $103.90 and the range during the year was $72.61 to $104.00.

Directors’ interests in the Company shares

Interests in the share capital of the Company are set out in the table below.

			As at December 31, 2011			As at February 21, 2012
		Beneficial	Conditional			Beneficial	Conditional
		Number of	PSP			Number of	PSP
	Security type	Shares	SAR Awards	PSA Awards	EAIP	Shares	SAR Awards	PSA Awards	EAIP
Matthew Emmens	ADS 1	6,264 2	-	-	-	6,264 2	-	-	-
	Ordinary Shares	92,874	-	-	-	92,874	-	-	-
Angus Russell	ADS 1	-	168,742	121,292	11,415	-	168,742	121,292	11,415
	Ordinary Shares	131,330	404,301	221,685	37,814	193,582	295,580	-	37,814
Graham Hetherington	Ordinary Shares	17,865	317,687	234,633	28,080	34,004	217,687	159,633	28,080
David Kappler	Ordinary Shares	10,000	-	-	-	10,000	-	-	-
Anne Minto	Ordinary Shares	2,228	-	-	-	2,228	-	-	-

1.	One ADS is equal to three Ordinary Shares.
2.	Mr Emmens’ beneficial interests include 415 ADSs held by his partner.
3.
Mr Burns, Dr Ginsburg, Ms Kilsby and Mr Stout hold no interests in the share capital of Shire plc. Dr. Leiden held no interests in the share capital of Shire plc up to the date he stepped down from the Board on January 31, 2012.

Approval
This report was approved by the Board of Directors on February 23, 2012 and signed on its behalf by:

Anne Minto
Chairman of the Remuneration Committee

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 21, 2012 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, (iii) certain of the Company’s named executive officers in 2011, where applicable, and (iv) all other current directors and executive officers as a group. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 21, 2012	Percent of ordinary shares (1)
Beneficial owner
FMR LLC - 82 Devonshire Street, Boston, Massachusetts 02109	56,677,893	10.1%
BlackRock Inc. - 40 East 52nd Street, New York NY 10022	38,390,805	6.18%
Jennison Associates LLC - 466 Lexington Ave, New York, NY 10017	32,657,900	5.8%

Management
Matthew Emmens	110,421	*
Angus Russell (2)	526,976	*
Graham Hetherington (3)	43,011	*
David Kappler	10,000	*
Susan Kilsby	-	-
William Burns	-	-
Dr David Ginsburg	-	-
Anne Minto	2,228	*
David Stout	-	-
Michael Cola (4)	148,587	*
Kevin Rakin	132,093	*
Sylvie Gregoire (5)	125,547	*
All Directors and Executive Officers of the Company (14 persons)	1,418,801	*

* Less than 1%

1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 21, 2012 (being 60 days after February 21, 2012) through the exercise of any vested stock options and the voting of restricted shares which have no voting rights prior to vesting.

2.	Includes 295,580 vested awards and 37,814 restricted shares.
3.	Includes 9,007 restricted shares.
4.	Includes 60,000 vested awards and 64,122 restricted shares.
5.	Includes 60,000 vested awards and 61,893 restricted shares.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2011, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	29,108,192	10.31	7,727,166

Equity compensation plans not approved by security holders	-	-	-
Total	29,108,192		7,727,166

(1)
This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Shire Employee Stock Purchase Plan.  In addition, certain of the Company’s plans provide for the award of options, SARs and PSAs without limitation of the number of shares that can be awarded.

ITEM 13: Certain relationships and related transactions

None.

ITEM 14: Principal accountant fees and services

The Audit, Compliance & Risk Committee reviews the scope and results of the audit and non-audit services, including tax advisory and compliance services, provided by the Company’s Independent Registered Public Accountants, Deloitte LLP, and the cost effectiveness and the independence and objectivity of the Registered Public Accountants. In recognition of the importance of maintaining the independence of Deloitte LLP, a process for pre-approval has been in place since July 1, 2002 and has continued through to the end of the period covered by this Annual Report.

The following table provides an analysis of the amount paid to the Company’s Independent Registered Public Accountants, Deloitte LLP, all fees having been pre-approved by the Audit, Compliance & Risk Committee.

Year to December 31,	2011	2010
	$’M	$’M
Audit fees (1)	3.3	3.4
Audit-related fees (2)	0.1	-
Tax fees (3)	-	0.1
Total fees	3.4	3.5

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance, planning and advice in various tax jurisdictions.

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

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit, Compliance & Risk Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit, Compliance & Risk Committee has delegated pre-approval authority to the Chairman of the Audit, Compliance & Risk Committee. The pre-approval policy is reviewed and updated periodically and was last updated in December 2011. The Chairman must report any pre-approval decisions to the Audit, Compliance & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2011 and 2010

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2011

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2011 and 2010

Statements of Income for each of the three years in the period ended December 31, 2011

Statements of Changes in Equity for each of the three years in the period ended December 31, 2011

Statements of Cash Flows for each of the three years in the period ended December 31, 2011

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit number	Description

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)
2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)
2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)
2.04	Heads of Agreement by and among Shire plc and Movetis NV relating to a friendly tender offer, dated August 3, 2010.(4)

2.05
Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc. (5)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (6)
3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (7)
4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(8)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (9)
4.03	Form of Ordinary Share Certificate of Shire Limited. (10)
4.04	Form of American Depositary Receipt Certificate of Shire Limited. (11)
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (12)
4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary and all holders from time to time of ADRs there under dated May 23, 2011. (13)
10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (14)
10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (15)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (16)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (17)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (18)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (19)
10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (20)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (21)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (22)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (23)
10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (24)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (25)
10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (26)
10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (27)
10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (28)
10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (29)
10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (30)
10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (31)
10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (32)
10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (33)
10.21	Form of Indemnity Agreement for Directors of Shire Limited. (34)
10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (35)
10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (36)
10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (37)
10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (38)
10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010. (39)
10.27	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (40)
10.28
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (41)

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire’s Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(7)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 29, 2011.

(8)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(9)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(13)	Incorporated by reference to Exhibit 4.06 to Shire’s Form F-6 filed on April 27, 2011.

(14)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(15)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(16)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(18)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(21)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(23)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(24)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.11 to Shire’s Form 10-K filed on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(30)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(31)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(33)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.22 to Shire’s Form 10-Q filed on November 10, 2008.

(36)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(38)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(39)	Incorporated by reference to Exhibit 10.26 to Shire’s Form 10-K filed on February 26, 2010.

(40)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(41)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE LLP

DELOITTE LLP

London, United Kingdom

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2011 of the Company and the Trust and our reports dated February 23, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE LLP

DELOITTE LLP

London, United Kingdom
February 23, 2012

SHIRE PLC

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2011	2010
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		620.0	550.6
Restricted cash		20.6	26.8
Accounts receivable, net	7	845.0	692.5
Inventories	8	340.1	260.0
Deferred tax asset	27	207.6	182.0
Prepaid expenses and other current assets	9	174.9	168.4
Total current assets		2,208.2	1,880.3

Non-current assets:
Investments	10	29.9	101.6
Property, plant and equipment, net	11	932.1	853.4
Goodwill	12	592.6	402.5
Other intangible assets, net	13	2,493.0	1,978.9
Deferred tax asset	27	50.7	110.4
Other non-current assets		73.7	60.5
Total assets		6,380.2	5,387.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	14	1,370.5	1,239.3
Convertible bonds	15	1,100.0	-
Deferred tax liability	27	-	4.4
Other current liabilities	16	63.8	49.6
Total current liabilities		2,534.3	1,293.3

Non-current liabilities:
Convertible bonds	15	-	1,100.0
Deferred tax liability	27	516.6	352.1
Other non-current liabilities	18	144.3	190.8
Total liabilities		3,195.2	2,936.2
Commitments and contingencies	19

SHIRE PLC
CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2011	2010
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2010: 1,000 million shares authorized; and 562.2 million shares issued and outstanding)	22	55.7	55.7
Additional paid-in capital		2,853.3	2,746.4
Treasury stock: 11.8 million shares (2010: 14.0 million shares)	22	(287.2)	(276.1)
Accumulated other comprehensive income		60.3	85.7
Retained earnings/(accumulated deficit)		502.9	(160.3)
Total equity		3,185.0	2,451.4
Total liabilities and equity		6,380.2	5,387.6

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME

		2011	2010	2009
Revenues:	Notes	$’M	$’M	$’M
Product sales		3,950.2	3,128.2	2,693.7
Royalties		283.5	328.1	292.5
Other revenues		29.7	14.8	21.5
Total revenues		4,263.4	3,471.1	3,007.7
Costs and expenses:
Cost of product sales (1)		588.1	463.4	388.0
Research and development (1)		770.7	661.5	639.9
Selling, general and administrative (1)		1,751.4	1,526.3	1,342.6
Loss/(gain) on sale of product rights	5	6.0	(16.5)	(6.3)
Reorganization costs	6	24.3	34.3	12.7
Integration and acquisition costs	3	13.7	8.0	10.6
Total operating expenses		3,154.2	2,677.0	2,387.5

Operating income		1,109.2	794.1	620.2

Interest income		1.9	2.4	1.9
Interest expense		(39.1)	(35.1)	(39.8)
Other income, net	25	18.1	7.9	60.7
Total other (expense)/income, net		(19.1)	(24.8)	22.8
Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		1,090.1	769.3	643.0
Income taxes	27	(227.6)	(182.7)	(138.5)
Equity in earnings/(losses) of equity method investees, net of taxes		2.5	1.4	(0.7)
Income from continuing operations, net of taxes		865.0	588.0	503.8
Loss from discontinued operations (net of income tax expense of $nil in all periods)		-	-	(12.4)
Net income		865.0	588.0	491.4
Add: Net loss attributable to the noncontrolling interest in subsidiaries		-	-	0.2
Net income attributable to Shire plc		865.0	588.0	491.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $1.7 million for the year to December 31, 2011 (2010: $1.7 million; 2009: $1.7 million). Research and development costs include intangible asset impairment charges of $16.0 million for the year to December 31, 2011 (2010: $nil; 2009: $nil). Selling, general and administrative costs include amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $165.0 million including impairment losses of $nil for the year to December 31, 2011 (2010: $176.2 million, including impairment losses of $42.7 million; 2009: $136.9 million, including impairment losses of $nil).

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	2011		2010		2009
Earnings per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders		156.9	c	107.7	c	93.2	c

Loss from discontinued operations attributable to Shire plc shareholders		-		-		(2.3c	)
Earnings per ordinary share - basic		156.9	c	107.7	c	90.9	c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders		150.9	c	105.3	c	91.9	c

Loss from discontinued operations attributable to Shire plc shareholders		-		-		(2.2c	)
Earnings per ordinary share - diluted		150.9	c	105.3	c	89.7	c

Weighted average number of shares (millions):
Basic	23	551.1		546.2		540.7
Diluted	23	595.4		590.3		548.0

	2011	2010	2009
	$’M	$’M	$’M
Amounts attributable to Shire plc

Income from continuing operations, net of taxes	865.0	588.0	504.0
Loss from discontinued operations, net of taxes	-	-	(12.4)
Net income attributable to Shire plc	865.0	588.0	491.6

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumu-lated other compre- hensive income $'M	Accumu-lated deficit $'M	Non controlling interest in subsidiaries $'M	Total equity $'M
As at January 1, 2009	55.5	560.2	2,594.6	(397.2)	97.0	(1,022.7)	0.3	1,327.5
Net income/(loss)	-	-	-	-	-	491.6	(0.2)	491.4
Foreign currency translation	-	-	-	-	35.2	-	-	35.2
Options exercised	0.1	1.3	0.5	-	-	-	-	0.6
Share-based compensation	-	-	65.7	-	-	-	-	65.7
Tax benefit associated with exercise of stock options	-	-	16.8	-	-	-	-	16.8
Shares purchased by the Employee Share Ownership Trust ("ESOT")	-	-	-	(1.0)	-	-	-	(1.0)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	50.8	-	(36.9)	-	13.9
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.1	-	-	16.1
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	0.8	-	-	0.8
Purchase of shares in Jerini AG ("Jerini") from noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Capital contribution attributable to noncontrolling interest in Jerini	-	-	-	-	-	-	0.3	0.3
Dividends	-	-	-	-	-	(54.4)	-	(54.4)
As at December 31, 2009	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	-	1,912.5

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2009 Shire plc paid a dividend of 9.91 US cents per ordinary share (equivalent to 29.72 US cents per ADS) totaling $54.4 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5
Net income	-	-	-	-	-	588.0	588.0
Foreign currency translation	-	-	-	-	(51.3)	-	(51.3)
Options exercised	0.1	0.7	2.0	-	-	-	2.1
Share-based compensation	-	-	62.2	-	-	-	62.2
Tax benefit associated with exercise of stock options	-	-	2.9	-	-	-	2.9
Shares issued/ (purchased) by ESOT	-	-	1.7	(1.7)	-	-	-
Shares released by ESOT to satisfy exercise of stock options	-	-	-	73.0	-	(63.9)	9.1
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(13.6)	-	(13.6)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	1.5	-	1.5
Dividends	-	-	-	-	-	(62.0)	(62.0)
As at December 31, 2010	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2010 Shire plc declared and paid dividends of 11.50 US cents per ordinary share (equivalent to 34.50 US cents per ADS) totalling $62.0 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings/ (accumulated deficit) $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	865.0	865.0
Foreign currency translation	-	-	-	-	(24.0)	-	(24.0)
Options exercised	-	0.3	0.7	-	-	-	0.7
Share-based compensation	-	-	76.8	-	-	-	76.8
Tax benefit associated with exercise of stock options	-	-	29.4	-	-	-	29.4
Shares purchased by ESOT	-	-	-	(151.8)	-	-	(151.8)
Shares released by ESOT to satisfy exercise of stock options	-	-	-	140.7	-	(128.0)	12.7
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.2	-	16.2
Realized gain on divestment of available-for-sale securities, net of taxes	-	-	-	-	(20.0)	-	(20.0)
Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
Dividends	-	-	-	-	-	(73.8)	(73.8)
As at December 31, 2011	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2011 Shire plc declared and paid dividends of 13.33 US cents per ordinary share (equivalent to 39.99 US cents per ADS) totalling $73.8 million.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2011	2010	2009
	$'M	$'M	$'M

Net income	865.0	588.0	491.4
Other comprehensive income:
Foreign currency translation adjustments	(24.0)	(51.3)	35.2
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.2 million, $nil and $2.6 million)	16.2	(13.6)	16.1
Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	2.4	1.5	0.8
Realized gain on divestment of available-for-sale securities (net of taxes of $3.5 million, $nil and $nil)	(20.0)	-	-
Comprehensive income	839.6	524.6	543.5
Add: net loss attributable to the noncontrolling interest in subsidiaries	-	-	0.2
Comprehensive income attributable to Shire plc	839.6	524.6	543.7

The components of accumulated other comprehensive income as at December 31, 2011 and December 31, 2010 are as follows:

	December 31,	December 31,
	2011	2010
	$’M	$’M
Foreign currency translation adjustments	61.4	85.4
Unrealized holding (loss)/ gain on available-for-sale securities, net of taxes	(1.1)	0.3
Accumulated other comprehensive income	60.3	85.7

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010	2009
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	865.0	588.0	491.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	-	12.4
Depreciation and amortization	294.8	255.5	250.2
Share based compensation	75.7	62.2	65.7
Impairment of intangible assets1	16.0	42.7	-
Gain on sale of non-current investments	(23.5)	(11.1)	(55.2)
Loss/(gain) on sale of product rights	6.0	(16.5)	(6.3)
Other	16.1	9.1	14.6
Movement in deferred taxes	(14.5)	(15.0)	(98.8)
Equity in (earnings)/losses of equity method investees	(2.5)	(1.4)	0.7

Changes in operating assets and liabilities:
Increase in accounts receivable	(134.0)	(114.4)	(212.3)
Increase in sales deduction accrual	80.5	222.6	134.7
Increase in inventory	(64.4)	(58.2)	(38.7)
(Increase)/decrease in prepayments and other assets	(36.8)	(40.3)	30.9
(Decrease)/increase in accounts payable and other liabilities	(10.0)	25.9	38.6
Returns on investment from joint venture	5.2	5.8	4.9
Cash flows used in discontinued operations	-	-	(5.9)
Net cash provided by operating activities (A)	1,073.6	954.9	626.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	6.2	6.3	(3.9)
Purchases of subsidiary undertakings, net of cash acquired	(725.0)	(449.6)	(83.3)
Payments on foreign exchange contracts related to Movetis NV ("Movetis") acquisition	-	(33.4)	-
Purchases of non-current investments	(10.7)	(2.9)	(0.9)
Purchases of property, plant and equipment ("PP&E")	(194.3)	(326.6)	(254.4)
Purchases of intangible assets	(5.2)	(2.7)	(7.0)
Proceeds from disposal of non-current investments and PP&E	106.0	2.3	20.2
Proceeds/deposits received on sales of product rights	12.0	2.0	-
Proceeds from disposal of subsidiary undertakings	-	-	6.7
Returns of equity investments and proceeds from short term investments	1.8	7.2	0.2
Net cash used in investing activities (B)	(809.2)	(797.4)	(322.4)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2011	2010	2009
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawing of revolving credit facility ("RCF")	30.0	-	-
Repayment of RCF	(30.0)	-	-
Repayment of debt acquired with ABH	(13.1)	-	-
Payment under building finance obligation	(1.5)	(2.4)	(4.7)
Extinguishment of building finance obligation	-	(43.1)	-
Excess tax benefit of stock based compensation	31.4	6.5	16.8
Proceeds from exercise of options	13.4	11.2	14.6
Payment of facility arrangement costs	-	(8.0)	-
Payment of dividend	(73.8)	(62.0)	(54.4)
Payments to acquire shares by ESOT	(151.8)	(1.7)	(1.0)
Net cash used in financing activities(C)	(195.4)	(99.5)	(28.7)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	0.4	(6.3)	4.9
Net increase in cash and cash equivalents (A+B+C+D)	69.4	51.7	280.7
Cash and cash equivalents at beginning of period	550.6	498.9	218.2
Cash and cash equivalents at end of period	620.0	550.6	498.9

Supplemental information associated with continuing
operations:

	2011	2010	2009
	$’M	$’M	$’M

Interest paid	(33.3)	(25.9)	(31.9)
Income taxes paid	(286.1)	(329.2)	(223.2)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment in Virochem Pharma, Inc. ("Virochem").	-	9.1	50.8
Building financing obligation	-	-	7.1

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

Shire’s strategic goal is to become the world’s leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (“ADHD”), gastrointestinal (“GI”) diseases, human genetic therapies (“HGT”) and regenerative medicine (“RM”) as well as opportunities in other therapeutic areas to the extent they arise through acquisitions. Shire’s in-licensing, merger and acquisition efforts are focused on products in specialist markets with strong intellectual property protection and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

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

Licensing revenues

Other revenue includes revenues derived from product out-licensing arrangements, which typically consist of an initial upfront payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out-licensing arrangements often require the Company to provide multiple deliverables to the licensee.

Initial license fees received in connection with product out-licensing agreements entered into prior to January 1, 2011 are deferred and recognized over the period in which the Company has continuing substantive performance obligations, typically the period over which the Company participates in the development of the out-licensed product, even where such fees are non-refundable and not creditable against future royalty payments.

For product out-licensing arrangements entered into, or subject to material modification, after January 1, 2011, consideration received is allocated between each of the separable elements in the arrangement using the relative selling price method. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

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

(h)           Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $122.5 million, $93.3 million and $81.3 million for the years to December 31, 2011, 2010 and 2009 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

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

(j)           Valuation and impairment of long-lived assets other than goodwill, indefinite lived intangible assets and investments

The Company evaluates the carrying value of long-lived assets other than goodwill, indefinite lived intangible assets and investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the relevant assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the use and ultimate disposition of these assets is compared to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is deemed not to be recoverable, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the relevant assets and recording an impairment loss for the amount by which the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

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

Foreign currency exchange transaction losses/gains included in consolidated net income in the years to December 31, 2011, 2010 and 2009 amounted to a loss of $2.1 million, a gain of $1.7 million and a gain of $2.3 million, respectively.

(m)           Income taxes

Uncertain tax positions are recognized in the consolidated financial statements for positions which are considered more likely than not of being sustained, based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the consolidated financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

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

(n)           Earnings per share

Basic earnings per share is based upon net income attributable to Shire plc divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to Shire plc adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (when the effect is dilutive) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

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

The Company’s share-based compensation plans are described more fully in Note 28.

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

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income/(expense), net (see Note 25). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included as interest income.

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

Goodwill is not amortized, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For the purpose of assessing the carrying value of goodwill for impairment, goodwill has been allocated to the Company’s three reporting units, being SP, HGT and RM. Events or changes in circumstances which could trigger an impairment review include: significant underperformance of a reporting unit relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and significant negative industry trends.

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

(ii)           Other intangible assets
Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, acquired product technology and IPR&D.  Intellectual property rights for currently marketed products and acquired product technology are recorded at cost and amortized over the estimated useful life of the related product, which ranges from 1 to 20 years (weighted average 16.5 years). IPR&D acquired through a business combination which completed subsequent to January 1, 2009 is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. IPR&D is reviewed for impairment using a “one-step” approach which compares the fair value of the IPR&D asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the IPR&D asset. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

(w)           Non-monetary transactions

The Company enters into certain non-monetary transactions that involve either the granting of a license over the Company’s patents or the disposal of an asset or group of assets in exchange for a non–monetary asset, usually equity. The Company accounts for these transactions at fair value if the Company is able to determine the fair value within reasonable limits. To the extent the Company concludes that it is unable to determine the fair value of a transaction that transaction is accounted for at the recorded amounts of the assets exchanged. Management is required to exercise its judgment in determining whether or not the fair value of the asset received or given up can be determined.

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

On January 1, 2011 the Company adopted new guidance issued by the FASB which clarifies the acquisition date that should be used for reporting pro forma financial information disclosures in a business combination when comparative financial statements are presented. The guidance specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The guidance is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company has historically presented proforma business combination disclosures in accordance with the guidance, and therefore the adoption of guidance did not impact the Company’s disclosures on business combinations.

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

In December 2011 the FASB amended the guidance issued in June 2011 on the presentation of comprehensive income. The amendments deferred the requirements to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

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

(y)           Statutory accounts

The consolidated financial statements as at December 31, 2011 and 2010, and for each of the three years in the period to December 31, 2011 do not comprise statutory accounts within the meaning of Section 434 of the UK Companies Act 2006 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2010 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2010 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2011 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2012. The Company further expects to file the consolidated accounts of the Company for the year to December 31, 2011, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2012.

3.           Business combinations

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

The acquisition of ABH adds the DERMAGRAFT product, a bio-engineered skin substitute, to Shire’s portfolio. DERMAGRAFT is marketed in the US for the treatment of DFU greater than six weeks in duration, and brings future growth prospects in other territories and indications. The acquisition combines ABH’s expertise and commercial capability in regenerative medicine with the Company’s strengths and expertise in human cell biological manufacturing.

The acquisition of ABH has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their preliminary fair values at the date of acquisition, being June 28, 2011. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the year to December 31, 2011 the Company included revenues of $105.3 million (2010: $nil; 2009: $nil) and pre tax losses of $15.3 million (2010: $nil; 2009: $nil) (after intangible asset amortization of $20.0 million (2010: $nil; 2009: $nil) for ABH within its Consolidated Statements of Income.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	14.6
Accounts receivable	30.1
Inventories	30.7
Deferred tax assets	51.1
Other current assets	7.9
Total current assets	134.4

Non-current assets:
Property, plant and equipment	16.6
Goodwill	197.0
Other intangible assets
- DERMAGRAFT product technology	710.0
- other intangible assets	1.5
Other non-current assets	0.2
Total assets	1,059.7
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	52.4

Non-current liabilities:
Long term debt, less current portion	9.1
Deferred tax liabilities	258.5
Other non-current liabilities	0.1
Total liabilities	320.1
Fair value of identifiable assets acquired and liabilities assumed	739.6

Consideration
Cash consideration payable	739.6

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Other intangible assets principally comprise $710.0 million relating to DERMAGRAFT product technology, the product brand name and related relationships. The fair value of this asset has been estimated using an income approach, using the excess earnings method. The estimated useful life of the technology is 18 years, and amortization expense will be recorded on a straight line basis.

Goodwill arising of $197.0 million, which is not deductible for tax purposes, has been assigned to the Regenerative Medicine (“RM”) operating segment. Goodwill includes the values of tax synergies, assembled workforce and future potential indications for DERMAGRAFT which at the time of acquisition did not meet the criteria for recognition as separate intangible assets.

In the year to December 31, 2011 the Company incurred integration and acquisition-related costs of $13.6 million (2010: $nil) in respect of the acquisition of ABH, which have been charged to Integration and acquisition costs in the Company’s income statement.

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

The acquisition significantly broadens Shire’s global GI portfolio and adds growing revenues from RESOLOR, a new chemical entity indicated for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Movetis has the rights to RESOLOR in the European Union (“EU”), Iceland, Lichtenstein, Norway and Switzerland (the “Movetis Territory”) and is entitled to royalties on sales of RESOLOR outside Europe and the US from Johnson & Johnson (“J&J”). The acquisition also brought to Shire world-class R&D talent and a promising GI pipeline. On January 10, 2012 Shire also acquired the rights to RESOLOR in the US from J&J.

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

Fair value
$’M

ASSETS
Current assets:
Cash and cash equivalents	109.0
Short term investment	7.0
Other current assets	8.6
Total current assets	124.6

Property, plant and equipment	1.1
Goodwill	27.9
Other intangible assets
- currently marketed product	317.0
- IPR&D	139.0
- other intangible assets	14.0
Other non-current assets	0.8
Deferred tax asset	40.4
Total assets	664.8
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	19.0

Non-current liabilities:
Deferred tax liability	53.8
Total liabilities	72.8

Fair value of identifiable assets acquired and liabilities assumed	592.0

Consideration
Cash consideration paid	592.0
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

Acquisition of EQUASYM IR and XL

On March 31, 2009 the Company acquired the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM IR and XL for the treatment of ADHD from UCB Pharma Limited (“UCB”) for cash consideration of $72.8 million. Included in the recognized purchase price for the acquisition is further consideration of $18.2 million, of which $12.0 million was paid to UCB in the year to December 31, 2010. The remaining contingent consideration was not paid in 2011 as the relevant sales target was not met. This acquisition broadened the scope of Shire’s ADHD portfolio and facilitated immediate access to the European ADHD market as well as providing Shire the opportunity to enter additional markets around the world.

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

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire, ABH and Movetis as if the acquisitions of ABH and Movetis had occurred at January 1, 2010 and 2009 respectively. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	2011		2010		2009
	$’M		$’M		$’M
Revenues	4,353.7		3,618.9		3,007.7

Net income from continuing operations	850.9		508.4		453.0
Net income attributable to Shire plc	850.9		508.4		440.6

Per share amounts:
Net income from continuing operations per share - basic	154.4	c	93.1	c	83.8	c
Net income per ordinary share attributable to Shire plc – basic	154.4	c	93.1	c	81.5	c

Net income from continuing operations per share - diluted	148.5	c	91.3	c	82.7	c
Net income per ordinary share attributable to Shire plc – diluted	148.5	c	91.3	c	80.4	c

     The unaudited pro forma financial information above reflects the following pro forma adjustments:

ABH:

(i)
an adjustment to net income of $49.9 million and $13.4 million for the year to December 31, 2011 and 2010 respectively, to eliminate the income statement effect of changes in the fair value of ABH’s preferred stock warrants (which were extinguished on acquisition of ABH);

(ii)
an adjustment to increase amortization expense by approximately $20.0 million and $40.0 million for the year to December 31, 2011 and 2010 respectively, to reflect amortization of intangible assets, principally for DERMAGRAFT product technology, over their estimated useful lives;

(iii)
an adjustment to decrease net income by $13.6 million for the year to December 31, 2010 to reflect acquisition and integration costs incurred by Shire, and increase net income by $30.6 million for the year to December 31, 2011 to eliminate the acquisition and integration costs incurred by ABH and Shire;

(iv)
an adjustment of $2.1 million and $2.7 million in the year to December 31, 2011 and December 31, 2010 respectively to reflect interest income foregone on the Company’s cash resources used to fund the acquisition of ABH and interest expense incurred as result of the partial funding of the acquisition of ABH through the Company’s revolving credit facility; and

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

In addition, in the years to December 31, 2010 and 2009 the calculations of pro-forma diluted earnings per share do not include the effect of the Company's convertible bond as it would be anti-dilutive on a pro-forma basis.

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

On February 24, 2009 Shire and Duramed amended this agreement such that it terminated on December 31, 2009. Pursuant to this amendment, Shire agreed to return to Duramed its rights under the agreement effective February 24, 2009. Shire also agreed to reimburse Duramed for incurred US development expenditures in 2009 up to a maximum of $30.0 million. Shire has no rights with respect to the products on which such development expenditures are incurred. In addition, Shire agreed to a one-time payment to Duramed of $10.0 million, (which was paid during the first quarter of 2009), and to forego royalties receivable from Barr Laboratories, Inc. (“Barr”) (a subsidiary of Teva) and cost of goods otherwise payable by Barr to Shire in 2009 under the License Agreement between the parties for the supply of authorized generic ADDERALL XR, up to a maximum of $25.0 million. During the year to December 31, 2009 the Company recorded a charge of $62.9 million to research and development, within the Specialty Pharmaceuticals operating segment, to reflect the cash payment made in the first quarter of 2009 and other termination related costs.

5.           Divestment of product rights

On October 1, 2010 the Company completed the divestment of DAYTRANA to Noven Pharmaceutical Inc. (“Noven”) (Noven developed and manufactures DAYTRANA, and Shire licensed DAYTRANA from Noven in 2003). No consideration was received at the time of divestment, however consideration is receivable from Noven dependent on DAYTRANA’s performance in the period subsequent to divestment. On divestment Shire recorded the fair value of contingent consideration receivable from Noven within current and non-current assets. During the year to December 31, 2011 the Company recognized a loss of $6.0 million (2010: gain of $10.4 million) due to changes in the fair value of this contingent consideration. At December 31, 2011 the Company has recorded a receivable based on the fair value of future contingent consideration totaling $42.6 million (2010: $65.3 million), split between current assets $13.7 million (2010: $21.6 million) and non-current assets $28.9 million (2010: $43.7 million).

In the year to December 31, 2011 the Company recognized a loss of $6.0 million (2010: gain of $16.5 million; 2009: gain of $6.3 million) in respect of DAYTRANA and other disposed product rights. All assets disposed of during 2011, 2010 and 2009 formed part of the SP operating segment.

6.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated plans to relocate certain R&D and commercial operations to Switzerland to support its HGT and SP businesses outside the US. In the year to December 31, 2011, the Company incurred reorganization costs totaling $12.5 million relating to employee involuntary termination benefits and other re-organization costs. The transition to the international commercial hub in Switzerland has been completed in 2011. The total reorganization costs incurred since March 2010 are $33.8 million.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. In 2011 the Company sold its Owings Mills facility and completed the transition of all products manufactured at this site to DSM Pharmaceuticals, Inc.. In the year to December 31, 2011 the Company incurred reorganization costs of $11.8 million which relate to employee involuntary termination benefits and other costs. The total reorganization costs incurred since March 2009 are $37.5 million.

As a result of the decision to transfer manufacturing from the Owings Mills site the Company revised the useful life of property, plant and equipment in the facility and in the year to December 31, 2011 incurred accelerated depreciation of $6.6 million, which has been charged to Cost of product sales. The reorganization costs and accelerated depreciation have been recorded within the SP operating segment.

The liability for reorganization costs arising on the establishment of the international commercial hub in Switzerland and transfer of manufacturing from Owings Mills at December 31, 2011 is as follows:

				Closing
	Opening liability	Amount		liability at
	at January 1,	charged to re-		December 31,
	2011	organization	Paid/Utilized	2011
	$'M	$'M	$'M	$'M

Involuntary termination benefits	10.1	12.8	(14.2)	8.7
Other reorganization costs	2.3	11.5	(13.7)	0.1
	12.4	24.3	(27.9)	8.8

At December 31, 2011 the closing liability for reorganization costs was recorded within accounts payable and accrued expenses.

7.           Accounts receivable, net

Accounts receivable at December 31, 2011 of $845.0 million (December 31, 2010: $692.5 million), are stated net of a provision for discounts and doubtful accounts of $31.1 million (December 31, 2010: $23.4 million; December 31, 2009: $20.8 million).

Provision for discounts and doubtful accounts:

	2011	2010	2009
	$’M	$’M	$’M
As at January 1,	23.4	20.8	20.2
Provision charged to operations	240.8	178.1	127.4
Provision utilization	(233.1)	(175.5)	(118.5)
Reclassification	-	-	(8.3)
As at December 31,	31.1	23.4	20.8

During the year to December 31, 2009 the Company reclassified its provision for Tricare Health Care Program rebates of $8.3 million at January 1, 2009 from provisions for discounts and doubtful accounts to accounts payable and accrued expenses.

At December 31, 2011 accounts receivable included $73.3 million (December 31, 2010: $75.8 million) related to royalty income.

8.           Inventories

Inventories are stated at the lower of cost or market value and comprise:

	December 31,	December 31,
	2011	2010
	$’M	$’M
Finished goods	99.9	91.9
Work-in-progress	162.6	113.9
Raw materials	77.6	54.2
	340.1	260.0

At December 31, 2011 inventories included $22.7 million (December 31, 2010: $4.1 million) of costs capitalized prior to regulatory approval of the related product or relevant manufacturing process. At December 31, 2011 pre-approval inventory relates solely to VPRIV manufactured at the Company’s new manufacturing facility at Lexington Technology Park (“LTP”).

9.           Prepaid expenses and other current assets

	December 31,	December 31,
	2011	2010
	$’M	$’M
Prepaid expenses	46.9	45.1
Income tax receivable	48.1	42.4
Value added taxes receivable	18.9	21.5
Other current assets	61.0	59.4
	174.9	168.4

10.           Investments

	December 31,	December 31,
	2011	2010
	$’M	$’M
Investments in private companies	12.8	5.9
Available-for-sale securities	7.4	83.9
Equity method investments	9.7	11.8
	29.9	101.6

Disposal of Vertex

In the year to December 31, 2011 the Company disposed of 1.8 million shares in Vertex (representing substantially all of the Company’s holding in Vertex) for a cash consideration of $94.7 million, realizing a gain of $23.5 million which has been included in Other income, net in 2011. The Company obtained its holding in Vertex on disposal of its investment in Virochem Pharma Inc (see below).

Disposal of Virochem Pharma Inc (“Virochem”)

On March 12, 2009 the Company completed the disposal of its investment in Virochem to Vertex in a cash and stock transaction. The disposal was part of a transaction entered into by all the shareholders of Virochem with Vertex. The carrying amount of the Company’s investment in Virochem on March 12, 2009 was $14.8 million. In 2009 Shire received consideration of $19.2 million in cash and 2 million Vertex shares (valued at $50.8 million) from the disposal, recognizing a gain of $55.2 million in other (expense)/ income, net in the year to December 31, 2009.

In the year to December 31, 2010 the Company received further consideration of $2.0 million in cash and 0.2 million Vertex shares (valued at $9.1 million) which had been held in escrow until certain substantive conditions expired in March 2010. The Company recognized an additional gain on disposal of $11.1 million in other (expense)/ income, net in the year to December 31, 2010.

11.           Property, plant and equipment, net

	December 31,	December 31,
	2011	2010
	$’M	$’M
Land and buildings	708.0	689.9
Office furniture, fittings and equipment	338.1	304.9
Warehouse, laboratory and manufacturing equipment	271.9	119.4
Assets under construction	81.7	167.7
	1,399.7	1,281.9
Less: Accumulated depreciation	(467.6)	(428.5)
	932.1	853.4

Depreciation expense for the years to December 31, 2011, 2010 and 2009 was $128.1 million, $119.2 million, and $105.0 million respectively.

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

12.           Goodwill

	December 31,	December 31,
	2011	2010
	$’M	$’M
Goodwill arising on businesses acquired	592.6	402.5

During the year to December 31, 2011 the Company completed its acquisition of ABH for cash consideration payable of $739.6 million, which resulted in goodwill with a preliminary value of $197.0 million (see Note 3). The goodwill has been assigned to the RM operating segment.

During the year to December 31, 2010 the Company acquired all the shares and warrants in Movetis for cash consideration of $592.0 million, which resulted in goodwill of $27.9 million (see Note 3). The goodwill has been assigned to the SP operating segment.

At December 31, 2011 goodwill of $243.5 million (December 31, 2010: $245.9 million) is held in the SP segment, $152.1 million (December 31, 2010: $156.6 million) in the HGT segment and $197.0 million (December 31, 2010: $nil) is held in the RM segment.

	2011	2010
	$’M	$’M
As at January 1,	402.5	384.7
Acquisitions	197.0	27.9
Foreign currency translation	(6.9)	(10.1)
As at December 31,	592.6	402.5

13.           Other intangible assets, net

	December 31,	December 31,
	2011	2010
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,500.7	2,516.4
Acquired product technology	710.0	-
Other intangible assets	23.2	22.0
	3,233.9	2,538.4
Unamortized intangible assets
Intellectual property rights acquired for In-process R&D (“IPR&D”)	119.8	139.7
	3,353.7	2,678.1

Less: Accumulated amortization	(860.7)	(699.2)
	2,493.0	1,978.9

At December 31, 2011 the net book value of intangible assets allocated to the SP segment was $1,348.3 million (December 31, 2010: $1,482.9 million), to the HGT segment was $453.2 million (December 31, 2010: $496.0 million) and to the RM segment was $691.5 million (December 31, 2010: $nil).

The change in the net book value of other intangible assets for the year to to December 31, 2011 and 2010 is shown in the table below:

	Other intangible assets
	2011	2010
	$’M	$’M
As at January 1,	1,978.9	1,790.7
Acquisitions	717.1	472.7
Amortization charged	(166.7)	(135.2)
Impairment charges	(16.0)	-
Impairment on re-measurement of DAYTRANA to fair value less costs to sell	-	(42.7)
Reclassification of DAYTRANA to assets held for sale	-	(56.0)
Foreign currency translation	(20.3)	(50.6)
As at December 31,	2,493.0	1,978.9
In the year to December 31, 2011 the Company acquired intangible assets totaling $717.1 million, principally relating to DERMAGRAFT product technology acquired with ABH (see Note 3 for further details). The weighted average amortization period of acquired amortizable intangible assets is 18 years.

In the year to December 31, 2011 the Company recorded impairment charges of $16.0 million (2010: $nil) in respect of certain IPR&D intangible assets. The impairment charge has been recorded within R&D in the SP operating segment.

In the year to December 31, 2010 the Company acquired intangible assets totaling $472.7 million, principally relating to the RESOLOR currently marketed product ($317.0 million) and IPR&D ($139.0 million) acquired through the Movetis business combination, see Note 3 for further details. The weighted average amortization period for acquired currently marketed products is 14 years.

In the year to December 31, 2010 the Company divested DAYTRANA to Noven. On approval of the divestment in the third quarter of 2010, the held for sale criteria were met, and the Company recognized an impairment loss of $42.7 million to record the DAYTRANA disposal group at the lower of its carrying amount or fair value less costs to sell. The impairment loss was recorded to selling, general and administrative expenses in the year to December 31, 2010. The DAYTRANA disposal group formed part of the SP operating segment.

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2011 will be approximately $190 million for each of the five years to December 31, 2016. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of the acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

14.           Accounts payable and accrued expenses

	December 31,	December 31,
	2011	2010
	$’M	$’M
Trade accounts payable and accrued purchases	259.6	234.7
Accrued rebates – Medicaid	409.8	379.6
Accrued rebates – Managed care	202.8	170.3
Sales return reserve	88.8	69.8
Accrued bonuses	103.0	91.6
Accrued employee compensation and benefits payable	59.3	48.1
R&D accruals	52.7	60.7
Marketing accruals	18.2	26.5
Other accrued expenses	176.3	158.0
	1,370.5	1,239.3

There are potentially different interpretations as to how shipments of authorized generic ADDERALL XR to Teva and Impax should be included in the Medicaid rebate calculation. Since authorized generic launch in 2009 the Company has recorded its accrual for Medicaid rebates based on its best estimate of the rebate payable, consistent with the Company’s interpretation of the Medicaid rebate legislation. Shire believes that its interpretation of the Medicaid rebate legislation is reasonable and correct. In addition, from October 1, 2010, provisions of the 2010 Affordable Care Act provide further clarity, in a manner consistent with the Company’s interpretation, as to how shipments of authorized generics from that date should be included in the Medicaid rebate calculation.

However, the CMS could disagree with Shire’s interpretation of the Medicaid rebate legislation for shipments of authorized generic products prior to October 1, 2010. CMS could require Shire to apply an alternative interpretation of the Medicaid rebate legislation and request that Shire pays up to $212 million above the recorded liability. However, Shire believes it has a strong legal basis supporting its interpretation of the Medicaid rebate legislation, and that there would be a strong basis to limit any additional payment to a level approximating the full, un-rebated cost to the States of ADDERALL XR (equivalent to approximately $134 million above the recorded liability), and to initiate litigation to recover any amount paid in excess of the recorded liability. The result of any such litigation cannot be predicted.

15.           Convertible Bonds

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds may also be redeemed at the option of the Bond holder at their principal amount including accrued but unpaid interest on May 9, 2012 (the “Put Option”), or following the occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and following exercise of the Put Option, by delivery of the underlying ordinary shares and a cash top-up amount. In accordance with US GAAP, as the exercise of the Put Option could require the Company to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a current liability at December 31, 2011.

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

Upon conversion, the Bond holder is entitled to receive ordinary shares at the conversion price of $32.83 per ordinary share, (subject to adjustment as outlined below).

The conversion price is subject to adjustment in respect of (i) any dividend or distribution by the Company, (ii) a change of control and (iii) customary anti-dilution adjustments for, inter alia, share consolidations, share splits, spin-off events, rights issues, bonus issues and reorganizations. The initial conversion price of $33.5879 was adjusted to $33.17 with effect from March 11, 2009 as a result of cumulative dividend payments during the period from October 2007 to April 2009 inclusive and to $32.83 with effect from March 11, 2011 as a result of cumulative dividend payments during the period April 2009 to April 2011 inclusive. The ordinary shares issued on conversion will be delivered credited as fully paid, and will rank pari passu in all respects with all fully paid ordinary shares in issue on the relevant conversion date.

16.           Other current liabilities

	December 31,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	27.7	16.2
Value added taxes	13.3	9.9
Other current liabilities	22.8	23.5
	63.8	49.6

17.           Long-term debt

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

Under the new RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the new RCF agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the new RCF agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets. These financial and operating covenants have not had, and are not expected to have, an effect on the Company’s financial position and liquidity.

On entering into the new RCF in November 2010 the Company paid arrangement costs of $8.0 million, which have been recorded as deferred charges and amortized over the contractual term of the new RCF.

The availability of loans under the new RCF is subject to customary conditions.

Other long term debt

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

In the year to December 31, 2009, on entering into certain of these leases Shire extended the term of the existing leases at Lexington Technology Park. This lease extension was accounted for as a substantial modification of the existing building finance obligation, whereby the existing liability was derecognized and a building financing obligation based on the fair value of the liability under the revised lease terms recorded in its place. The substantial modification resulted in a non-cash gain of $5.7 million in the year to December 31, 2009 which was recorded to other (expense)/income, net.

On June 30, 2010, as outlined in Note 11, Shire completed the purchase of certain properties on the Lexington Technology Park campus, including the properties held under building finance obligations. Accordingly Shire applied $43.1 million of the purchase price for the Lexington campus to extinguish the existing building finance obligations, recognizing a loss of $3.6 million within other (expense)/income, net in the year to December 31, 2010.

18.           Other non-current liabilities

	December 31,	December 31,
	2011	2010
	$’M	$’M
Income taxes payable	78.3	130.0
Deferred revenue	12.2	14.1
Deferred rent	14.0	12.8
Insurance provisions	14.5	13.5
Other non-current liabilities	25.3	20.4
	144.3	190.8

19.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at December 31, 2011 are presented below:
Operating
leases
$’M
2012	43.5
2013	33.5
2014	28.1
2015	21.3
2016	15.1
Thereafter	41.4
182.9

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021. Lease and rental expense amounted to $37.6 million, $33.3 million and $35.5 million for the year to to December 31, 2011, 2010 and 2009 respectively, which is predominately included in SG&A expenses in the Consolidated Statements of Income.

(b)           Letters of credit and guarantees

At December 31, 2011 the Company had irrevocable standby letters of credit and guarantees with various banks totaling $34.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

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

In the year to December 31, 2011 Shire’s share of R&D costs under this collaboration agreement were $10.1 million (2010: $2.7 million; 2009: $nil) which were expensed to R&D. Shire will pay Acceleron up to a further $165.0 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

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

In the year to December 31, 2011 Shire paid success milestones and other support costs of $2.5 million (2010: $4.0 million; 2009: $nil) and $5.3 million (2010: $2.3 million; 2009: $0.1 million) to Santaris respectively, which were expensed to R&D. Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $70.5 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(iii)           Collaboration and license agreement with Sangamo BioSciences, Inc (“Sangamo”) to develop therapeutics for hemophilia

On February 1, 2012 Shire and Sangamo announced that they have entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s ZFP technology. Shire will receive exclusive world-wide rights to ZFP Therapeutics designed to target four genes in hemophilia and will also receive the right to designate three additional gene targets. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the alliance. Shire will pay Sangamo an upfront fee followed by research, regulatory, development and commercial milestone payments, and royalties on product sales.

(iv)           JUVISTA

On June 19, 2007 Shire signed an agreement with Renovo Limited (“Renovo”) to develop and commercialize JUVISTA. On February 11, 2011, Renovo announced its Phase 3 trial for JUVISTA in scar revision surgery did not meet its primary or secondary endpoints. On March 2, 2011, Shire terminated its agreement with Renovo.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In certain of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $54.0 million. The receipt of these substantive milestones is uncertain and is contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the year to to December 31, 2011 Shire received milestone payments totaling $11.5 million (2010: $nil; 2009: $4.0 million). In the year to to December 31, 2011 Shire recognized milestone income of $17.5 million (2010: $8.4 million; 2009: $8.8 million) in other revenues and $65.2 million (2010: $51.1 million; 2009: $29.4 million) in product sales for shipment of product to the relevant licensee.

(i)           Collaboration with Shionogi & Co. Limited (“Shionogi “) for ADHD Medicines in Japan

On November 18, 2011 Shire announced that it had entered into an agreement with Shionogi to co-develop and co-commercialize certain of Shire’s ADHD medicines in Japan. Shionogi paid Shire an up front fee and will share costs with Shire in exchange for rights to jointly co-develop and co-commercialize the products upon approval for the Japanese market. Shionogi is a leading Japanese pharmaceutical company with an expertise in developing medicines for the central nervous system, among other therapeutic areas. Working together with the Shionogi team, Shire believes the path to regulatory approval, market development and commercialization for ADHD medicines will be more effective and efficient.

Co-promotion agreements - VYVANSE

Shire terminated its co-promotion agreement for VYVANSE with GSK in 2010. No termination payment or any other payments were made or are due to GSK. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. GSK is seeking compensation despite the failure to achieve the required sales thresholds. Shire believes that the lawsuit is frivolous and without merit, and Shire is vigorously defending itself.

(d)           Commitments

(i)           Clinical testing

At December 31, 2011 the Company had committed to pay approximately $358.6 million (December 31, 2010: $156.2 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At December 31, 2011 the Company had committed to pay approximately $86.4 million (December 31, 2010: $108.6 million) in respect of contract manufacturing. The Company expects to pay $86.4 million of these commitments in 2012.

(iii)           Other purchasing commitments

At December 31, 2011 the Company had committed to pay approximately $190.1 million (December 31, 2010: $104.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $184.8 million of these commitments in 2012.

(iv)           Investment commitments

At December 31, 2011 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $9.4 million (December 31, 2010: $5.7 million) which may all be payable in 2012, depending on the timing of capital calls.

(v)           Capital commitments

At December 31, 2011 the Company had committed to spend $25.4 million (December 31, 2010: $76.0 million) on capital projects.

(e)           Legal and other proceedings

General

The Company expenses legal costs as they are incurred. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Where the estimated loss lies within a range the Company records a loss contingency provision based on its best estimate of the probable loss. Where no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. These estimates are often developed substantially before the ultimate loss is known, so estimates are refined each accounting period, as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no litigation loss is recorded at that time. As information becomes known a loss provision is set up when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. Any outcome upon settlement that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2011 provisions for litigation losses, insurance claims and other disputes totaled $36.9 million (December 31, 2010: $33.8 million).

Specific

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases.  On January 5, 2012, the Watson case was transferred to the District Court of New Jersey and is presently a separate action.  The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new law suit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey.  No trial dates have been set.

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated.  A Markman hearing was held on February 14, 2012.  A trial is scheduled to begin on September 17, 2012.

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

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents.  In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA.  A Markman hearing has been scheduled for June 7, 2012. A trial is scheduled to start on September 16, 2013. Shire was subsequently advised that Mylan amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV and that Mylan is challenging one of Shire’s INTUNIV patents that was not challenged as part of the originally filed ANDA.  Within the requisite 45 day period, Shire filed another lawsuit against Mylan in the US District Court for the District of West Virginia.  The filing of the second lawsuit triggered a stay of approval of the ANDA for up to 30 months.

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  Shire was subsequently advised that Sandoz amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Sandoz in the US District Court for the District of Colorado.  The filing of the lawsuit triggered a stay of approval of the 1mg, 2mg and 3mg strengths for up to 30 months.  No trial date has been set.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010, and in Germany on April 20, 2010, alleging that Shire’s enzyme replacement therapy (“ERT”) for Fabry disease,

REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010.  Mt. Sinai sought injunctions against the use of REPLAGAL in these jurisdictions until expiration of the patent. Mt. Sinai has been granted Supplementary Protection Certificates (“SPC”) in respect of the patent in certain EU countries (including Sweden and Germany) which, where granted, extends the patent until August 2016. Where no SPC has been granted, the patent expires November 2013.

Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office (“EPO”) on July 23, 2010, and commenced invalidity proceedings in the UK on December 8, 2010. Mt. Sinai has counterclaimed alleging infringement in the UK proceedings.  A hearing date has not been set for the Swedish law suit.  The EPO opposition hearing was originally scheduled for March 2012 and has been re-scheduled for July 2012.  The UK invalidity and infringement hearing date is scheduled for May 2012.

On January 18, 2011, the German Court found that REPLAGAL infringes Mt. Sinai’s patent, and granted Mt Sinai’s request for an injunction. Shire has appealed this decision, but no hearing date has been set. As a result of the supply shortage for the only other ERT for Fabry Disease, Mt. Sinai had undertaken not to enforce the injunction in Germany prior to September 30, 2011. On June 30, 2011, Mt. Sinai extended its undertaking until December 31, 2011.  On October 4, 2011, Mt Sinai again extended its undertaking not to enforce the German injunction until March 31, 2012 and on December 30, 2011, Mt Sinai further extended this undertaking not to enforce the German injunction until June 30, 2012.

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan-Matrix”); and Natco Pharma Limited (“Natco”). In December 2010, Shire was notified that Alkem Laboratories Ltd. (“Alkem”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the Southern District of New York against each of Barr, Mylan-Matrix and Natco and in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents.  In April 2011, Shire and Barr reached a settlement which provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement. As a result of the settlement, the lawsuit against Barr was subsequently dismissed. The lawsuits against both Mylan-Matrix and Alkem have been dismissed, and consequently, each of Mylan-Matrix and Alkem may enter the market upon FDA approval of their respective versions of generic FOSRENOL.  No trial date has been set with respect to Natco and a stay of approval of up to 30 months remains in effect.

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

In February 2012, Shire received a Paragraph IV Notice Letter from Osmotica Pharmaceutical Corporation ("Osmotica") advising of the filing of an ANDA for a generic version of LIALDA.  Shire is currently reviewing the details of Osmotica's Paragraph IV Notice Letter. Under the Hatch-Waxman Act, Shire has 45 days from the receipt of the Notice Letter to determine if it will file a patent infringement suit. If Shire brings suit pursuant to the Hatch Waxman regulations, a stay of approval of up to 30-months will be imposed by the FDA on Osmotica's ANDA.

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

In February 2011, Shire was notified that Watson Laboratories, Inc. (“Watson Laboratories”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and

Watson Pharmaceuticals, Inc (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories to sell the products covered in Watson Laboratories’ new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. A Markman hearing is scheduled for June 7, 2012.  No trial date has been set.

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

20.           Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2011 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the year to December 31, 2011 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which require counterparties to have a long term credit rating of A- / A3 or better from the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2011 there were three customers in the US that accounted for 49% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on our financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In 2011 the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain, the “Relevant Countries”) has continued to deteriorate. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total and from government-owned or government-supported healthcare providers in the Relevant Countries are as follows:

	December 31, 2011	December 31, 2010
	$’M	$’M

Total accounts receivable, net in the Relevant Countries	184	144

Total Accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	22%	21%

Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	170	126

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $170 million (2010: $126 million) are split by country as follows: Greece $4 million (2010: $8 million); Ireland $1 million (2010: $1 million); Italy $81 million (2010: $60 million); Portugal $14 million (2010: $5 million) and Spain $70 million (2010: $52 million).

In 2011 the Company received $193 million in settlement of accounts receivable in the Relevant Countries - $11 million was from Greece (including $2.1 million in the form of Greek Government Bonds (“GGBs”)); $18 million from Ireland; $94 million from Italy; $5 million from Portugal and $65 million from Spain.

To date the Company has not incurred significant losses on the accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable.

Other than the GGBs (principal amount $2.1 million, carrying value $0.7 million as at December 31, 2011) and accounts receivable from government-owned or government-supported healthcare providers outlined above, the Company does not hold any other government debt from the Relevant Countries. Additionally the Company does not consider it is currently exposed to significant sovereign credit risk outside of the Relevant Countries.

The Company continues to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations.

Foreign exchange risk

The Company trades in numerous countries and as a consequence has transactional and translational foreign exchange exposures.

Transactional exposure arises where transactions occur in currencies different to the functional currency of the relevant subsidiary. The main trading currencies of the Company are the US dollar, Pounds Sterling, Swiss Franc and the Euro. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency.

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing, accruals for royalty receipts and specific external receivables. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2011 the Company had 20 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2011 the fair value of these contracts was a net asset of $3.0 million. Further details are included below:

		Fair value	Fair value
		December 31,	December 31,
		2011	2010
		$’M	$’M
Assets	Prepaid expenses and other current assets	3.4	3.7
Liabilities	Other current liabilities	0.4	2.7

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain recognized in income	Amount of net gain recognized in income
Year to		December 31,	December 31,
		2011	2010
		$’M	$’M
Foreign exchange contracts	Other income, net	21.3	24.8

These net foreign exchange gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

21.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

At December 31, 2011 and December 31, 2010 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At December 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	7.4	7.4	7.4	-	-
Contingent consideration receivable (2)	37.8	37.8	-	-	37.8
Foreign exchange contracts	3.4	3.4	-	3.4	-

Financial liabilities:
Foreign exchange contracts	0.4	0.4	-	0.4	-

		Total	Level 1	Level 2	Level 3
At December 31, 2010	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	83.9	83.9	83.9	-	-
Contingent consideration receivable (2)	61.0	61.0	-	-	61.0
Foreign exchange contracts	3.7	3.7	-	3.7	-

Financial liabilities:
Foreign exchange contracts	2.7	2.7	-	2.7	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration receivable
2011
$'M

Balance at January 1,	61.0
Loss recognized in the income statement due to change in fair value during the period	(6.0)
Reclassification of amounts due from Noven to Other receivables within Other current assets	(16.5)
Foreign exchange translation recorded to other comprehensive income	(0.7)

Balance at December 31,	37.8

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the year to December 31, 2011 the Company reviewed certain of its indefinite lived IPR&D intangible assets (“IPR&D assets”) for impairment and recognized an impairment charge of $16.0 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, inter alia, risk-adjusted forecast future cash flows to be generated by these IPR&D assets, contributory asset charges for other assets employed in these IPR&D projects and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $108.0 million.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at December 31, 2011 and December 31, 2010 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds	1,100.0	1,309.7	1,100.0	1,139.8
Building financing obligation	8.2	9.7	8.4	8.2

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses materially approximate to fair value because of the short-term maturity of these amounts.

22.           Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2011 was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2011 Shire plc’s distributable reserves were approximately $9.5 billion.

Treasury stock

The Company records the purchase of its own shares by the ESOT as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2011, the ESOT held 4.6 million ordinary shares (2010: 4.4 million; 2009: 5.8 million) and 2.4 million ADSs (2010: 3.2 million; 2009: 4.0 million). During the year to December 31, 2011 a total of 2.7 million (2010: 0.02 million; 2009: 0.1 million) ordinary shares and 0.8 million (2010: 0.02 million; 2009: 0.02 million) ADSs had been purchased for total consideration of $151.8 million (2010: $1.7 million; 2009: $1.0 million), including stamp duty and broker commission.

Income Access Share Arrangements (“IAS Trust”)
Shire has put into place income access arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire, a company resident for tax purposes in the Republic of Ireland, or from Shire Biopharmaceutical Holdings (“Old Shire”), a Shire group company resident for tax purposes in the UK.

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

In the year ended December 31, 2011 Old Shire paid dividends totaling $67.6 million (2010: $58.3 million; 2009: $45.9 million) on the income access share to the Trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

23.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	2011	2010	2009
	$’M	$’M	$’M
Amounts attributable to Shire plc shareholders

Income from continuing operations, net of taxes	865.0	588.0	503.8
Loss from discontinued operations	-	-	(12.4)
Net loss attributable to noncontrolling interest in subsidiaries	-	-	0.2
Numerator for basic earnings per share	865.0	588.0	491.6

Interest on convertible bonds, net of tax 1	33.6	33.5	-

Numerator for diluted earnings per share	898.6	621.5	491.6

Weighted average number of shares:
	Millions	Millions	Millions

Basic 2	551.1	546.2	540.7
Effect of dilutive shares:
Share based awards to employees 3	10.9	10.9	7.3
Convertible bonds 2.75% due 2014 4	33.4	33.2	-

Diluted	595.4	590.3	548.0

1.	For the year to December 31, 2009 interest on the convertible bonds has not been added back as the effect would be anti-dilutive.

2.	Excludes shares purchased by the ESOT and presented by the Company as treasury stock.

3.	Calculated using the treasury stock method.

4.	Calculated using the ‘if-converted’ method.

Year to December 31,	2011		2010		2009

Earnings per ordinary share - basic

Earnings from continuing operations attributable to Shire plc shareholders	156.9	c	107.7	c	93.2	c

Loss from discontinued operations attributable to Shire plc shareholders	-		-		(2.3c	)

Earnings per ordinary share attributable to Shire plc shareholders - basic	156.9	c	107.7	c	90.9	c

Earnings per ordinary share - diluted

Earnings from continuing operations attributable to Shire plc shareholders	150.9	c	105.3	c	91.9	c

Loss from discontinued operations attributable to Shire plc shareholders	-		-		(2.2c	)

Earnings per ordinary share attributable to Shire plc shareholders – diluted	150.9	c	105.3	c	89.7	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2011	2010	2009
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions

Share awards1	2.9	5.4	16.4
Convertible bonds 2.75% due 20142	-	-	33.2

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) satisfaction of the required performance/market conditions cannot be measured until the conclusion of the performance period.

2.
For the year to December 31, 2009 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, as the effect of their inclusion would be anti-dilutive.

24.           Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure. In the year to December 31, 2011, following the acquisition of ABH, an organizational realignment was carried out. Following this re-organization the Company now has three business units and three segments: SP, HGT and RM. The RM segment currently comprises the ABH business. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	SP	HGT	RM	All Other	Total
2011	$’M	$’M	$’M	$’M	$’M

Product sales	2,615.6	1,229.3	105.3	-	3,950.2
Royalties	199.6	-	-	83.9	283.5
Other revenues	24.5	1.2	-	4.0	29.7

Total revenues	2,839.7	1,230.5	105.3	87.9	4,263.4

Cost of product sales(1)	351.7	200.0	36.4	-	588.1
Research and development(1)	449.1	315.4	6.2	-	770.7
Selling, general and administrative(1)	1,131.3	340.6	64.4	215.1	1,751.4
Loss on sale of product rights	6.0	-	-	-	6.0
Reorganization costs	11.8	-	-	12.5	24.3
Integration and acquisition costs	0.1	-	13.6	-	13.7

Total operating expenses	1,950.0	856.0	120.6	227.6	3,154.2

Operating income/(loss)	889.7	374.5	(15.3)	(139.7)	1,109.2

Total assets	2,421.7	1,849.4	967.7	1,141.4	6,380.2
Long-lived assets(2)	126.8	720.8	22.9	63.2	933.7
Capital expenditure on long-lived assets(2)	54.4	129.4	1.5	18.9	204.2

(1)
Depreciation from manufacturing plants ($39.8 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($25.2 million) and impairment of IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation and amortization ($228.1 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
2010	$’M	$’M	$’M	$’M	$’M
Product sales	2,219.2	909.0	-	-	3,128.2
Royalties	173.3	-	-	154.8	328.1
Other revenues	7.1	2.6	-	5.1	14.8

Total revenues	2,399.6	911.6	-	159.9	3,471.1

Cost of product sales(1)	332.1	129.3	-	2.0	463.4
Research and development(1)	348.9	312.2	-	0.4	661.5
Selling, general and administrative(1)	1,035.8	297.7	-	192.8	1,526.3
Gain on sale of product rights	(16.5)	-	-	-	(16.5)
Reorganization costs	13.0	-	-	21.3	34.3
Integration and acquisition costs	8.0	-	-	-	8.0

Total operating expenses	1,721.3	739.2	-	216.5	2,677.0

Operating income/(loss)	678.3	172.4	-	(56.6)	794.1

Total assets	2,483.5	1,786.9	-	1,117.2	5,387.6
Long-lived assets(2)	154.7	655.4	-	47.3	857.4
Capital expenditure on long-lived assets(2)	21.8	281.1	-	12.9	315.8

(1)
Depreciation from manufacturing plants ($38.1 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($19.0 million) is included in Research and development; and all other depreciation, amortization and impairment ($238.3 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
2009	$’M	$’M	$’M	$’M	$’M

Product sales	2,138.2	555.5	-	-	2,693.7
Royalties	127.2	-	-	165.3	292.5
Other revenues	9.9	2.6	-	9.0	21.5

Total revenues	2,275.3	558.1	-	174.3	3,007.7

Cost of product sales(1)	299.3	88.7	-	-	388.0
Research and development(1)	375.0	258.8	-	6.1	639.9
Selling, general and administrative(1)	954.4	208.7	-	179.5	1,342.6
Gain on sale of product rights	(6.3)	-	-	-	(6.3)
Reorganization costs	12.7	-	-	-	12.7
Integration and acquisition costs	2.9	7.7	-	-	10.6

Total operating expenses	1,638.0	563.9	-	185.6	2,387.5

Operating income/(loss)	637.3	(5.8)	-	(11.3)	620.2

Total assets	2,067.1	1,576.1	-	974.3	4,617.5
Long-lived assets(2)	202.6	422.4	-	55.6	680.6
Capital expenditure on long-lived assets(2)	46.9	194.4	-	18.0	259.3

(1)
Depreciation from manufacturing plants ($21.8 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($15.5 million) is included in Research and development; and all other depreciation and amortization ($204.7 million) is included in Selling, general and administrative.

(2)	Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred tax assets, investments, income tax receivable and financial instruments).

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2011	2010	2009
Year to December 31,	$’M	$’M	$’M

Ireland	21.1	21.1	19.5
United Kingdom	219.9	203.9	163.9
North America	2,867.1	2,333.1	2,141.3
Rest of World	1,155.3	913.0	683.0

Total revenues	4,263.4	3,471.1	3,007.7

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2011	2010
Year to December 31,	$’M	$’M

Ireland	2.9	-
United Kingdom	73.7	70.9
North America	841.0	777.8
Rest of World	16.1	8.7

Total	933.7	857.4

Material customers

In the periods set out below, certain customers, all within the SP operating segment, accounted for greater than 10% of the Company’s product revenues:

	2011	2011	2010	2010	2009	2009
Year to December 31,	$’M	% revenue	$’M	% revenue	$’M	% revenue

Cardinal Health Inc.	923.9	23	791.2	25	797.0	27
McKesson Corp.	742.9	19	574.3	19	576.3	19

Amounts outstanding as at December 31, in respect of these material customers were as follows:

	2011	2010
December 31,	$’M	$’M

Cardinal Health Inc.	172.1	143.3
McKesson Corp.	101.4	93.0

Revenue by product

In the periods set out below, revenues by major product were as follows:

	2011	2010	2009
	$’M	$’M	$’M

Specialty Pharmaceuticals
VYVANSE	805.0	634.2	504.7
ADDERALL XR	532.8	360.8	626.5
INTUNIV	223.0	165.9	5.4
EQUASYM	19.9	22.0	22.8
DAYTRANA	-	49.4	71.0
LIALDA / MEZAVANT	372.1	293.4	235.9
PENTASA	251.4	235.9	214.8
RESOLOR	6.1	0.3	-
FOSRENOL	166.9	182.1	184.4
XAGRID	90.6	87.3	84.8
CARBATROL	52.3	82.3	82.4
Other	95.5	105.6	105.5

	2,615.6	2,219.2	2,138.2

Human Genetic Therapies
REPLAGAL	475.2	351.3	193.8
ELAPRASE	464.9	403.6	353.1
VPRIV	256.2	143.0	2.5
FIRAZYR	33.0	11.1	6.1

	1,229.3	909.0	555.5

Regenerative Medicine
DERMAGRAFT	105.3	-	-

	105.3	-	-

	3,950.2	3,128.2	2,693.7

25.           Other income/(expense), net

Year to December 31,	2011	2010	2009
	$’M	$’M	$’M

Gain on sale of non-current investments (see Note 10)	23.5	11.1	55.2
(Loss on extinguishment)/gain on substantial modification of building finance obligation (see Note 17)	-	(3.6)	5.7
Other	(5.4)	0.4	(0.2)

	18.1	7.9	60.7

26.           Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $44.4 million, $31.8 million and $27.9 million for the years to December 31, 2011, 2010 and 2009, respectively, and were charged to operations as they became payable.

27.           Taxation

The components of pre tax income from continuing operations are as follows:

	2011	2010	2009
Year to December 31,	$’M	$’M	$’M

Republic of Ireland	(65.9)	(170.0)	(232.3)
UK	45.3	35.4	62.8
US	747.6	745.5	552.2
Other jurisdictions	363.1	158.4	260.3

	1,090.1	769.3	643.0

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, 2011, 2010 and 2009 consisted of the following:

Year to December 31,
	2011	2010	2009
	$’M	$’M	$’M

Current income taxes:
Republic of Ireland	(1.8)	-	-
US federal tax	193.1	176.4	154.3
US state and local taxes	9.0	6.6	14.4
Other	40.0	25.9	16.8

Total current taxes	240.3	208.9	185.5

Deferred taxes:
Republic of Ireland	-	-	(1.0)
US federal tax	22.5	(6.0)	(24.5)
US state and local taxes	(4.6)	(9.8)	(32.2)
UK corporation tax	(1.0)	(0.1)	6.1
Other	(29.6)	(10.3)	4.6

Total deferred taxes	(12.7)	(26.2)	(47.0)

Total income taxes(1)	227.6	182.7	138.5

(1)	Total income taxes relate solely to continuing operations as there is no tax provision/(benefit) relating to discontinued operations for the years to December 31, 2011, 2010 or 2009.

The reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2011	2010	2009
	$’M	$’M	$’M

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	1,090.1	769.3	643.0

Statutory tax rate(1)	25.0%	25.0%	25.0%

Adjustments to derive effective rate:
Non-deductable items:
US R&D credit	(4.7%)	(5.7%)	(5.2%)
Effect of the convertible bond	0.8%	1.8%	2.0%
Intangible asset amortization(2)	-	-	0.1%
Intra-group items(3)	(7.7%)	(12.0%)	(11.8%)
Other permanent items	(0.4%)	0.8%	2.2%
Other items:
Change in valuation allowance	2.1%	5.1%	1.3%
Difference in taxation rates	4.5%	11.0%	8.5%
Change in provisions for uncertain tax positions	(1.3%)	2.2%	2.3%
Prior year adjustment	0.8%	(4.2%)	(2.7%)
Change in tax rates	1.4%	-	1.9%
Other	0.4%	(0.2%)	(2.1%)

Provision for income taxes on continuing operations	20.9%	23.8%	21.5%

(1)
In addition to being subject to the Irish Corporation tax rate of 25%, in 2011 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (16.5%); France (33.3%); Germany (15%); Italy (27.5%); Luxembourg (21.0%); Malta (35%); the Netherlands (25.5%); Belgium (33.99%); Spain (30%); Sweden (26.3%); Switzerland (8.5%); United Kingdom (26.3%) and the US (35%). The rates quoted represent the headline federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

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

(4)
Certain of our activities operate under a tax holiday which is effective through December 2021.  The impact of the tax holiday is to reduce the effective tax rate by 1.7% during 2011 (2010: increase in the effective tax rate by 0.2%; 2009: nil effect).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	$’M	$’M	$’M

Balance at January 1	290.8	254.0	228.7
Increases based on tax positions related to the current year	18.2	12.4	4.2
Decreases based on tax positions taken in the current year	(2.5)	(1.7)	(0.2)
Increases for tax positions taken in prior years	1.4	18.0	25.2
Decreases for tax positions taken in prior years	(12.0)	(3.2)	(19.4)
Decreases resulting from settlements with the taxing authorities	(25.7)	(6.5)	(16.1)
Decreases as a result of expiration of the statute of limitations	(0.5)	-	-
Foreign currency translation adjustments(1)	(4.2)	17.8	31.6

Balance at December 31(2)	265.5	290.8	254.0

(1)	Recognized within Other Comprehensive Income
(2)	The full amount of which would affect the effective rate if recognized

The Company considers it reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2011 will not materially decrease in the next twelve months as a result of the conclusion of audits currently being conducted by various tax authorities. While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however an estimate of such an increase cannot be made.

The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments have been offset against the income tax liability within the balance sheet but have not reduced the provision for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $4.0 million, $1.0 million and $21.3 million in interest and penalties and the Company had a liability of $114.5 million and $110.5 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2011	2010
	$’M	$’M

Deferred tax assets:
Deferred revenue	6.0	9.2
Inventory & warranty provisions	43.3	33.1
Losses carried forward (including tax credits)	384.8	314.3
Provisions for sales deductions and doubtful accounts	119.5	101.3
Restructuring	0.7	1.1
Intangible assets	44.0	14.7
Share-based compensation	34.8	42.5
Excess of tax value over book value of fixed assets	-	24.3
Other	34.1	28.6

Gross deferred tax assets	667.2	569.1
Less: valuation allowance	(211.8)	(200.0)

	455.4	369.1
Deferred tax liabilities:
Intangible assets	(691.5)	(433.2)
Excess of book value over tax value of assets	(22.2)	-

Net deferred tax liabilities	(258.3)	(64.1)

Balance sheet classifications:
Deferred tax assets - current	207.6	182.0
Deferred tax assets - non-current	50.7	110.4
Deferred tax liabilities - current	-	(4.4)
Deferred tax liabilities - non-current	(516.6)	(352.1)

	(258.3)	(64.1)
At December 31, 2011, the Company had a valuation allowance of $211.8 million (2010: $200.0 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2011: $68.5 million; 2010: $77.2 million); the US (2011: $33.9 million; 2010: $44.5 million); Germany (2011: $80.7 million; 2010: $49.0 million); and other foreign tax jurisdictions (2011: $28.7 million; 2010: $29.3 million).

The net increase in valuation allowances of $11.8 million is principally due to increases of losses and other temporary differences in European jurisdictions, as the Company’s management considers that there is insufficient future taxable income, taxable temporary differences and feasible tax-planning strategies to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full.

At December 31, 2011, based upon a consideration in combination of the profit history of the relevant affiliates, projections of future taxable income over the periods in which temporary differences are anticipated to reverse, any restrictions on uses of loss carry forwards and prudent and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2011	2010
	$’M	$’M

US federal tax NOLs	45.3	14.7
US state tax NOLs	19.8	16.6
UK NOLs	24.8	30.4
Republic of Ireland NOLs	58.0	66.0
Foreign tax jurisdictions	174.7	80.4
R&D tax credits	62.1	106.2

The approximate gross value of NOLs and capital losses at December 31, 2011 is $1,610.1 million (2010: $1,178.3 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2011
$’M

Within 1 year	0.1
Within 2 to 3 years	0.8
Within 3 to 4 years	1.1
Within 4 to 5 years	1.8
Within 5 to 6 years	3.3
After 6 years	115.4
Indefinitely	262.2

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration.  At 31 December 2011, that excess totalled $6.2 billion (2010: $5.8 billion).  The determination of the additional deferred taxes that have not been provided is not practicable.

28.           Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

	2011	2010	2009
	$’M	$’M	$’M

Cost of product sales	8.8	7.0	4.4
Research and development	21.8	16.8	20.1
Selling, general and administrative	45.1	38.4	41.2

Total	75.7	62.2	65.7
Less tax	(23.6)	(17.2)	(19.4)

	52.1	45.0	46.3

There were no capitalized share-based compensation costs at December 31, 2011 and 2010.

At December 31, 2011 $114.1 million (2010: $94.8 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2011 $100.0 million (2010: $73.1 million) of total unrecognized compensation cost relating to non-vested in the money awards (based on the average share price during the year) is expected to be recognized over a weighted average period of 1.8 years (2010: 1.8 years). The total fair value of in the money awards vested during the year to December 31, 2011 was $87.4 million (2010: $49.3 million).

Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (Parts A and B).  In 2010 the Company amended the rules of the Shire Portfolio Share Plan effective on a prospective basis for newly granted awards (the “Amendment”). After the Amendment SARs and PSAs granted under the Shire Portfolio Share Plan (Part A & B) to Executive Directors are exercisable subject to performance and service criteria.

The Amendments had the following principal effect on the terms and conditions of SARs and PSAs: (i) the contractual life of SARs has been extended from five to seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting rather than mandatory cliff vesting, and (iii) awards granted to Executive Directors contain performance conditions based on growth in adjusted return on invested capital (“Adjusted ROIC”) and earnings before interest, taxation, depreciation and amortization as defined in the Amendments (“Non-GAAP EBITDA”), rather than the previous market based condition of total shareholder return.

The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2011:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period

Portfolio Share Plan - Part A	SARs	21,600,470	5 - 7 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only
Sharesave Scheme	Stock options	328,746	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	793,706	On vesting date	1 to 5 years
Legacy Plans	Stock options	675,526	7 to 10 years	3-10 years, subject to market or performance criteria
Stock-settled SARs and stock options		23,398,448

Portfolio Share Plan - Part B	Performance share awards	5,709,744	3 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only
Performance share awards		5,709,744

*	Number of awards are stated in terms of ordinary share equivalents.

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

In respect of any award made to Executive Directors subsequent to Amendments performance criteria are based on Non-GAAP EBITDA and Adjusted ROIC targets. These performance measures provide increased alignment to the core activities and strategy of the Company.

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

(d)           Legacy plans – principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate.  At December 31, 2011 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2011 and of the related transactions during the period then ended is presented below:

Year to December 31, 2011	Weighted average exercise price	Number of shares*	Intrinsic Value
	£		£’ M

Outstanding as at beginning of period	10.36	29,545,584
Granted	17.84	7,551,373
Exercised	7.71	(12,459,335)
Expired	12.26	(1,239,174)

Outstanding as at end of period	12.83	23,398,448	224.7

Exercisable as at end of period	8.39	4,384,592	61.6

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2011 was £4.68.

SARs and stock options outstanding as at December 31, 2011 have the following characteristics:

Number of awards outstanding*	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

622,621	3.38-7.00	4.7	5.41	595,648	5.34
11,780,747	7.01-14.00	3.7	8.21	2,909,836	7.14
10,995,080	14.01-21.24	5.7	16.83	879,108	14.59

23,398,448				4,384,592

* Number of awards are stated in terms of ordinary share equivalents

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

In respect of any award granted to Executive Directors subsequent to the Amendments, the performance criteria are based on Non-GAAP EBITDA and Adjusted ROIC targets.

Awards granted to employees below Executive Director level are not subject to market or performance conditions, and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2011 and of the related transactions during the period then ended is presented below:

Performance share awards	Number of shares*	Aggregate intrinsic value £’M	Weighted average remaining life

Outstanding as at beginning of period	6,391,007
Granted	1,885,525
Exercised	(2,299,295)
Expired	(267,493)

Outstanding as at end of period	5,709,744	128.1	1.5

Exercisable as at end of period	-	N/A	N/A

* Number of awards are stated in terms of ordinary share equivalents

The weighted-average grant date fair value of performance share awards granted in the year to December 31, 2011 is £18.04.

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2011, 2010 and 2009 were $189.3 million, $70.3 million and $43.8 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2011, 2010 and 2009 was approximately $13.4 million, $11.2 million and $14.6 million, respectively. In connection with these exercises, the excess tax benefit credited to additional paid-in capital for the years to December 31, 2011, 2010 and 2009 was $29.4 million, $2.9 million and $16.8 million respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in the ESOT. The number of shares to be purchased by the ESOT during 2012 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2011 the ESOT held 4.6 million ordinary shares and 2.4 million ADSs.

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

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2011	2010	2009

Risk-free interest rate1	0.1-2.5%	0.5-3.0%	0.5-2.7%
Expected dividend yield	0-0.5%	0-0.6%	0-0.7%
Expected life	1-5 years	1-5 years	3-4 years
Volatility	19-33%	22-32%	31-33%
Forfeiture rate	5-7%	5-7%	5%

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

•	expected dividend yield – measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life – estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behaviour;

•	expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2011 and 2010:

2011	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	972.7		1,062.9		1,086.1		1,142.2
Operating income	266.5		283.3		255.4		304.0
Net income attributable to Shire plc	211.3		205.5		192.9		255.3

Earnings per share - basic	38.5	c	37.2	c	35.0	c	46.4	c
Earnings per share - diluted	37.0	c	35.9	c	33.9	c	44.4	c

2010	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	816.2		849.4		874.3		931.2
Operating income	217.8		224.4		155.8		196.1
Net income attributable to Shire plc	165.9		160.5		96.3		165.3

Earnings per share - basic	30.5	c	29.4	c	17.6	c	30.1	c
Earnings per share - diluted	29.7	c	28.6	c	17.3	c	29.4	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equiniti Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2011 and 2010 and the related statements of income, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

DELOITTE LLP
London, United Kingdom

February 23, 2012

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2011	December 31, 2010
		$’M	$’M

ASSETS

Total assets	1 -	-	-

LIABILITIES AND EQUITY

Total liabilities	1	-	-

Equity:

Total equity	1	-	-

Total liabilities and equity	1	-	-

The notes on pages F-73 to F-74 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

		Year to	Year to	Year to
	Notes	December 31, 2011	December 31, 2010	December 31, 2009
		$’M	$’M	$’M

Dividend income		67.6	58.3	45.9

Net income		67.6	58.3	45.9

The notes on page F-73 to F-74 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

		Capital account	Revenue account	Total equity
		$’M	$’M	$’M

At December 31, 2008	1	-	-	-

Net income for the year		-	45.9	45.9

Distributions made		-	(45.9)	(45.9)

As at December 31, 2009	1	-	-	-

Net income for the year		-	58.3	58.3

Distributions made		-	(58.3)	(58.3)

As at December 31, 2010	1	-	-	-

Net income for the year	1	-	67.6	67.6

Distributions made	1	-	(67.6)	(67.6)

As at December 31, 2011	1	-	-	-

The notes on page F-73 to F-74 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Year to	Year to	Year to
	Notes	December 31, 2011	December 31, 2010	December 31, 2009
		$’M	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:	1

Net income		67.6	58.3	45.9

Net cash provided from operating activities(A)		67.6	58.3	45.9

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities(B)		-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made		(67.6)	(58.3)	(45.9)

Net cash used in financing activities(C)		(67.6)	(58.3)	(45.9)

Net increase in cash and cash equivalents (A+B+C)	1	-	-	-
Cash and cash equivalents at beginning of period		-	-	-

Cash and cash equivalents at end of period		-	-	-

The notes on page F-73 to F-74 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

(a)           The Trust

The Shire Income Access Share Trust (the “Trust”) was established on August 29, 2008 by Shire Biopharmaceuticals Holdings (formerly Shire plc). The Trust is governed by the applicable laws of England and Wales and is resident in Jersey. The Trustee of the Trust is Equiniti Trust (Jersey) Limited, 26 New Street, St Helier, Jersey, JE4 3RA.

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

The results of operations, and the financial position and cash flows of the Trust are also consolidated in the Company’s financial statements, as contained on pages F-4 to F-13.

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

(e)           Distributions made

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2011. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by cheques. To the extent that cheques expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)           Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M

2011 :
Accrued rebates – Medicaid and HMOs	549.9	1,123.2	(1,060.5)	612.6
Sales returns reserve	69.8	51.2	(32.2)	88.8
Accrued coupons	5.2	60.5	(57.6)	8.1

	624.9	1,234.9	(1,150.3)	709.5

2010 :
Accrued rebates – Medicaid and HMOs	341.6	711.0	(502.7)	549.9
Sales returns reserve	62.7	30.8	(23.7)	69.8
Accrued coupons	3.8	1.6	(0.2)	5.2

	408.1	743.4	(526.6)	624.9

2009 :
Accrued rebates – Medicaid and HMOs	222.5	630.8	(511.7)	341.6
Sales returns reserve	47.1	41.4	(25.8)	62.7
Accrued coupons	4.0	38.6	(38.8)	3.8

	273.6	710.8	(576.3)	408.1

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

SHIRE PLC (the “Registrant”) Date: February 23, 2012 By: /s/ Angus Russell Angus Russell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Matthew Emmens MATTHEW EMMENS	Non-Executive Chairman	February 23, 2012
/s/ Angus Russell ANGUS RUSSELL	Chief Executive Officer	February 23, 2012
/s/ Graham Hetherington GRAHAM HETHERINGTON	Chief Financial Officer and Principal Accounting Officer	February 23, 2012
/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 23, 2012
/s/ William Burns WILLIAM BURNS	Non-Executive Director	February 23, 2012
/s/ David Stout DAVID STOUT	Non-Executive Director	February 23, 2012
/s/ Dr David Ginsburg DAVID GINSBURG	Non-Executive Director	February 23, 2012
/s/ Anne Minto ANNE MINTO	Non-Executive Director	February 23, 2012
/s/ Susan Kilsby SUSAN KILSBY	Non-Executive Director	February 23, 2012