Form 10-Q
period 2012-03-31
Shire plc
filed 2012-05-09
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2012

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

Yes [  ]                                No [X]

As at April 27, 2012 the number of outstanding ordinary shares of the Registrant was 562,532,330.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, the Company’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, risks associated with: the inherent uncertainty of research, development, approval, reimbursement, manufacturing and commercialization of the Company’s Specialty Pharmaceuticals (“SP”), Human Genetic Therapies (“HGT”) and Regenerative Medicine (“RM”) products, as well as the ability to secure new products for commercialization and/or development; government regulation of the Company’s products; the Company’s ability to manufacture its products in sufficient quantities to meet demand; the impact of competitive therapies on the Company’s products; the Company’s ability to register, maintain and enforce patents and other intellectual property rights relating to its products; the Company’s ability to obtain and maintain government and other third-party reimbursement for its products; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

ADDERALL XR® (mixed salts of a single entity amphetamine)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (Human Fibroblast-Derived Dermal Substitute)
ELAPRASE® (idursulfase)
EQUASYM® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Giuliani International Limited (“Guiliani”))
MEZAVANT® (trademark of Guiliani)
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
VASCUGEL® (human aortic endothelial cells on a porcine gelatin sponge)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2012

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2012	2011
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		879.4	620.0
Restricted cash		14.9	20.6
Accounts receivable, net	3	921.2	845.0
Inventories	4	368.7	340.1
Deferred tax asset		219.1	207.6
Prepaid expenses and other current assets	5	148.3	174.9
Total current assets		2,551.6	2,208.2

Non-current assets:
Investments		34.7	29.9
Property, plant and equipment, net		921.8	932.1
Goodwill		598.8	592.6
Other intangible assets, net	6	2,489.0	2,493.0
Deferred tax asset		46.2	50.7
Other non-current assets		76.2	73.7
Total assets		6,718.3	6,380.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	7	1,396.2	1,370.5
Convertible bonds	9	-	1,100.0
Other current liabilities	8	51.4	63.8
Total current liabilities		1,447.6	2,534.3

Non-current liabilities:
Convertible bonds	9	1,100.0	-
Deferred tax liability		502.8	516.6
Other non-current liabilities	10	147.3	144.3
Total liabilities		3,197.7	3,195.2
Commitments and contingencies	11

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		March 31,	December 31,
		2012	2011
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2011: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,910.2	2,853.3
Treasury stock: 6.2 million shares (2011: 11.8 million shares)		(159.8)	(287.2)
Accumulated other comprehensive income		99.8	60.3
Retained earnings		614.7	502.9
Total equity		3,520.6	3,185.0
Total liabilities and equity		6,718.3	6,380.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

3 months to March 31,		2012	2011
	Notes	$’M	$’M
Revenues:
Product sales		1,106.9	889.3
Royalties		56.3	73.6
Other revenues		8.6	9.3
Total revenues		1,171.8	972.2

Costs and expenses:
Cost of product sales (1)		158.4	124.5
Research and development		220.3	177.9
Selling, general and administrative ("SG&A")(1)		500.0	402.9
(Gain)/loss on sale of product rights		(7.2)	1.3
Reorganization costs		-	5.5
Integration and acquisition costs	2	5.3	(6.4)
Total operating expenses		876.8	705.7

Operating income		295.0	266.5

Interest income		0.8	0.6
Interest expense		(10.2)	(9.2)
Other income, net		1.9	0.3
Total other expense, net		(7.5)	(8.3)
Income from continuing operations before income taxes and equity in earnings of equity method investees		287.5	258.2
Income taxes		(50.0)	(48.1)
Equity in earnings of equity method investees, net of taxes		0.9	1.2
Net income		238.4	211.3

Earnings per ordinary share - basic		43.1	c	38.5	c

Earnings per ordinary share – diluted		41.4	c	37.0	c

Weighted average number of shares (millions):
Basic	15	553.5		549.5
Diluted	15	595.6		593.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.2 million for the three months to March 31, 2012 (2011: $0.4 million). SG&A costs include amortization of intangible assets relating to intellectual property rights acquired of $45.6 million for the three months to March 31, 2012 (2011: $36.1 million).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

3 months to March 31,	2012	2011
	$'M	$'M

Net income	238.4	211.3
Other comprehensive income:
Foreign currency translation adjustments	36.6	70.6
Unrealized holding gain on available-for-sale securities (net of taxes of $nil and $2.3 million)	2.9	10.1
Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	2.4
Comprehensive income	277.9	294.4

The components of accumulated other comprehensive income as at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	$’M	$’M
Foreign currency translation adjustments	98.0	61.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	1.8	(1.1)
Accumulated other comprehensive income	99.8	60.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2012	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0
Net income	-	-	-	-	-	238.4	238.4
Foreign currency translation	-	-	-	-	36.6	-	36.6
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	22.0	-	-	-	22.0

Tax benefit associated with exercise of stock options	-	-	34.8	-	-	-	34.8

Shares released by Employee Benefit Trust ("EBT") to satisfy exercise of stock options	-	-	-	127.4	-	(126.6)	0.8

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	2.9	-	2.9
As at March 31, 2012	55.7	562.5	2,910.2	(159.8)	99.8	614.7	3,520.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2012	2011
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	238.4	211.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.0	63.5
Share based compensation	22.0	15.7
Other	(5.9)	(5.5)
Movement in deferred taxes	(20.8)	42.2
Equity in earnings of equity method investees	(0.9)	(1.2)

Changes in operating assets and liabilities:
Increase in accounts receivable	(65.2)	(74.8)
Increase in sales deduction accrual	54.5	31.2
Increase in inventory	(25.0)	(12.7)
Decrease in prepayments and other assets	17.2	5.0
Decrease in accounts and notes payable and other liabilities	(30.3)	(72.8)
Net cash provided by operating activities (A)	257.0	201.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	5.7	(4.1)
Purchases of non-current investments	(4.1)	(2.5)
Purchases of property, plant and equipment ("PP&E")	(31.7)	(46.5)
Purchases of intangible assets	(22.0)	-
Proceeds received on sale of product rights	5.6	-
Proceeds from capital expenditure grants	8.4	-
Proceeds from disposal of non-current investments and PP&E	3.8	0.1
Returns from equity investments	0.1	1.1
Net cash used in investing activities (B)	(34.2)	(51.9)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

3 months to March 31,	2012	2011
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under building finance obligation	(0.3)	(0.2)
Proceeds from exercise of options	0.9	0.2
Excess tax benefit associated with exercise of stock options	34.8	9.0
Net cash provided by financing activities(C)	35.4	9.0
Effect of foreign exchange rate changes on cash and cash equivalents (D)	1.2	2.4
Net increase in cash and cash equivalents (A+B+C+D)	259.4	161.4
Cash and cash equivalents at beginning of period	620.0	550.6
Cash and cash equivalents at end of period	879.4	712.0

Supplemental information associated with continuing
operations:

3 months to March 31,	2012	2011
	$’M	$’M

Interest paid	(1.1)	(0.5)
Income taxes paid	(29.5)	(6.4)

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

The balance sheet as at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by US GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2011.

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

(c)     New accounting pronouncements

Adopted during the period

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)

On January 1, 2012 the Company adopted new guidance issued by the Financial Accounting Standard Board (“FASB”) on fair value measurement and disclosure. The guidance amends the existing requirements and improves the comparability of fair value measurement and disclosure between US GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance has been adopted prospectively from January 1, 2012. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Enhanced disclosure of fair value measurement as required by this guidance is included in Note 14.

Presentation of Comprehensive Income

On January 1, 2012 the Company adopted new guidance issued by FASB on the presentation of comprehensive income, which revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report components of comprehensive income in either: (i) a single, continuous statement of comprehensive income; or (ii) two separate but consecutive statements. The guidance does not change those items which must be reported in other comprehensive income, and does not change the definition of net income or the calculation of earnings per share. The requirement to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented has currently been deferred.

The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. The Company has elected to present the components of comprehensive income in two separate, but consecutive statements. Enhanced disclosure of the components of comprehensive income is included in Note 12.

Goodwill Impairment Testing

On January 1, 2012 the Company adopted new guidance issued by FASB on the testing of goodwill for impairment. The guidance permits an entity to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent period. The guidance has been adopted prospectively from January 1, 2012. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

2.      Business combinations

Acquisition of FerroKin BioSciences, Inc (“FerroKin”)

On April 2, 2012 Shire completed the acquisition of 100% of the outstanding share capital of FerroKin BioSciences, Inc. Cash consideration paid on closing amounted to $94.5 million. Further contingent cash consideration of up to $225 million may be payable by Shire in future periods, dependent upon the achievement of certain clinical development, regulatory and net sales milestones.

The acquisition of FerroKin adds a Phase 2 product FBS0701 (now referred to as SPD 602) with global rights to Shire’s SP pipeline. SPD 602 serves a chronic patient need for treatment of iron overload following numerous blood transfusions. Together with our collaboration with Sangamo Biosciences Inc. (“Sangamo”), this acquisition is a strategic step in building Shire’s hematology business, which already includes XAGRID and a growing development pipeline.

The acquisition of FerroKin will be accounted for as a purchase business combination. The assets acquired and the liabilities assumed from FerroKin will be recorded at the date of acquisition, at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results of FerroKin will be included in Shire’s consolidated income statement from, April 2, 2012.

In the three months to March 31, 2012 the Company expensed costs of $1.6 million relating to the FerroKin acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement. As the initial accounting for the business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company’s Form 10-Q for the three and six months ended June 30, 2012.

Acquisition of certain assets & liabilities of Pervasis Therapeutics Inc (“Pervasis”)

On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. Cash consideration paid on closing amounted to $2.5 million. Further contingent cash consideration of up to $169.5 million may be payable by Shire in future periods, dependent upon achievement of certain clinical development, regulatory and net sales milestones. This acquisition adds VASCUGEL to Shire’s Regenerative Medicine business. VASCUGEL is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.

The acquisition will be accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Pervasis will be recorded at the date of acquisition at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results will be included in Shire’s consolidated income statement from, April 19, 2012. As the initial accounting for this business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company’s Form 10-Q for the three and six months ended June 30, 2012.

Acquisition of Advanced BioHealing Inc (“ABH”)

On June 28, 2011 Shire completed its acquisition of 100% of the outstanding shares and other equity instruments of ABH. The fair value of cash consideration paid by the Company during 2011 was $739.6 million.

The acquisition of ABH was accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their preliminary fair values at the date of acquisition, being June 28, 2011. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the three months to March 31, 2012 the Company included revenues of $48.8 million (2011: $nil) and pre tax losses of $9.6 million (2011: $nil) (after intangible asset amortization of $9.8 million (2011: $nil)) for ABH within its consolidated income statements.

The Company’s allocation of the purchase price is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. In the three months to March 31, 2012 no changes have been made to the preliminary allocation of the purchase price as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The final determination of these fair values will be completed no later than June 28, 2012.

In the three months to March 31, 2012 the Company incurred integration costs of $3.7 million (2011: $nil) in respect of the post acquisition integration of ABH, which have been charged to Integration and acquisition costs in the Company’s consolidated income statement.

3.       Accounts receivable, net

Accounts receivable at March 31, 2012 of $921.2 million (December 31, 2011: $845.0 million), are stated net of a provision for discounts and doubtful accounts of $32.7 million (December 31, 2011: $31.1 million).

Provision for discounts and doubtful accounts:

	2012	2011
	$’M	$’M
As at January 1,	31.1	23.4
Provision charged to operations	65.4	50.4
Provision utilization	(63.8)	(54.3)
As at March 31,	32.7	19.5

At March 31, 2012 accounts receivable included $54.8 million (December 31, 2011: $73.3 million) related to royalty income.

4.      Inventories

Inventories are stated at the lower of cost or market and comprise:

	March 31,	December 31,
	2012	2011
	$’M	$’M
Finished goods	99.5	99.9
Work-in-progress	185.8	162.6
Raw materials	83.4	77.6
	368.7	340.1

At March 31, 2012 inventories included $7.2 million (December 31, 2011: $22.7 million) of costs capitalized prior to regulatory approval of the relevant manufacturing facilities.

5.      Prepaid expenses and other current assets

	March 31,	December 31,
	2012	2011
	$’M	$’M
Prepaid expenses	49.4	46.9
Income tax receivable	25.3	48.1
Value added taxes receivable	17.3	18.9
Other current assets	56.3	61.0
	148.3	174.9

6.      Other intangible assets, net

	March 31,	December 31,
	2012	2011
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,520.4	2,500.7
Acquired product technology	710.0	710.0
Other intangible assets	45.9	23.2
	3,276.3	3,233.9
Unamortized intangible assets
Intellectual property rights acquired for In-process R&D (“IPR&D”)	123.2	119.8
	3,399.5	3,353.7

Less: Accumulated amortization	(910.5)	(860.7)
	2,489.0	2,493.0

As at March 31, 2012 the net book value of intangible assets allocated to the SP segment was $1,357.8 million (December 31, 2011: $1,348.3 million), to the HGT segment was $449.6 million (December 31, 2011: $453.2 million) and to the RM segment was $681.6 million (December 31, 2011: $691.5 million).

The change in the net book value of other intangible assets for the three months to March 31, 2012 and 2011 is shown in the table below:

	Other intangible assets
	2012	2011
	$’M	$’M
As at January 1,	2,493.0	1,978.9
Acquisitions	22.0	-
Amortization charged	(45.8)	(36.1)
Foreign currency translation	19.8	43.0
As at March 31,	2,489.0	1,985.8

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2012 will be approximately $191 million for each of the five years to March 31, 2017. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

7.       Accounts payable and accrued expenses

	March 31,	December 31,
	2012	2011
	$’M	$’M
Trade accounts payable and accrued purchases	197.9	259.6
Accrued rebates – Medicaid	442.1	409.8
Accrued rebates – Managed care	228.1	202.8
Sales return reserve	86.1	88.8
Accrued bonuses	56.3	103.0
Accrued employee compensation and benefits payable	95.2	59.3
R&D accruals	53.6	52.7
Marketing accruals	20.0	18.2
Other accrued expenses	216.9	176.3
	1,396.2	1,370.5

8.      Other current liabilities

	March 31,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	12.9	27.7
Value added taxes	16.0	13.3
Other current liabilities	22.5	22.8
	51.4	63.8

9.       Long-term debt

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). The Bonds were issued at 100% of their principal amount, and will be redeemed on May 9, 2014 (the “Final Maturity Date”) unless purchased and cancelled, redeemed (for example on the occurrence of a change of control of Shire) or converted prior to that date, at their principal amount.

On April 9, 2012 the deadline for Bondholders to choose to exercise their Put Option on May 9, 2012 passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity Date, subject to the exceptions above.  As the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a non-current liability at March 31, 2012.

10.     Other non-current liabilities

	March 31,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	79.9	78.3
Deferred revenue	12.8	12.2
Deferred rent	14.1	14.0
Insurance provisions	14.2	14.5
Other non-current liabilities	26.3	25.3
	147.3	144.3

11.     Commitments and contingencies

(a)     Leases

Future minimum lease payments under operating leases at March 31, 2012 are presented below:

Operating
leases
$’M
2012	29.6
2013	32.2
2014	29.4
2015	24.0
2016	16.3
2017	12.2
Thereafter	31.8
175.5

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2024. Lease and rental expense amounted to $12.8 million and $8.7 million for the three months to March 31, 2012 and 2011 respectively, which is predominately included in SG&A expenses in the Consolidated Statements of Income.

(b)     Letters of credit and guarantees

At March 31, 2012 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $34.8 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments. The Company has restricted cash of $9.2 million, as required by these letters of credit.

(c)     Collaborative arrangements

Details of significant updates in collaborative arrangements in the three months to March 31, 2012 are included below:

In-licensing arrangements

(i)      Collaboration and license agreement with Sangamo

On February 1, 2012 Shire and Sangamo announced that they had entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the collaboration. Shire paid Sangamo an up-front fee of $13.0 million in the three months to March 31, 2012 (2011: $nil) and may be required to pay research, regulatory, development and commercial milestone payments, and royalties on product sales.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $55.4 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the three months to March 31, 2012 Shire received up-front and milestone payments totaling $6.0 million (2011: $5.0 million). In the three months to March 31, 2012 Shire recognized milestone income of $5.5 million (2011: $6.8 million) in other revenues and $19.1 million (2011: $10.7 million) in product sales for shipment of product to the relevant licensee.

(d)     Commitments

(i)      Clinical testing

At March 31, 2012 the Company had committed to pay approximately $399.7 million (December 31, 2011: $358.6 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)      Contract manufacturing

At March 31, 2012 the Company had committed to pay approximately $101.3 million (December 31, 2011: $86.4 million) in respect of contract manufacturing. The Company expects to pay $76.3 million of these commitments in 2012.

(iii)     Other purchasing commitments

At March 31, 2012 the Company had committed to pay approximately $225.9 million (December 31, 2011: $190.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $218.9 million of these commitments in 2012.

(iv)     Investment commitments

At March 31, 2012 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $7.3 million (December 31, 2011: $9.4 million) which may all be payable in 2012, depending on the timing of capital calls.

(v)      Capital commitments

At March 31, 2012 the Company had committed to spend $14.1 million (December 31, 2011: $25.4 million) on capital projects.

(e)     Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At March 31, 2012 provisions for litigation losses, insurance claims and other disputes totaled $76.5 million (December 31, 2011: $36.9 million).

The Company’s principal pending legal and other proceedings are disclosed below.  The outcomes of these proceedings are not always predictable and can be affected by various factors.  For those legal and other proceedings for which it is considered at least reasonably possible that a loss has been incurred, the Company discloses the possible loss or range of possible loss in excess of the recorded loss contingency provision, if any, provided that such excess is both material and estimable.

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases.  On January 5, 2012, the Watson case was transferred to the District Court of New Jersey.  The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new law suit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey.  No trial dates have been set.

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated. A Markman hearing was held on February 14, 2012, and a written Markman decision was given by the court on March 22, 2012.  A trial is scheduled to begin on September 17, 2012.

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

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc. submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents. In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA.  A Markman hearing has been scheduled for September 6, 2012. A trial is scheduled to start on December 2, 2013. Shire was subsequently advised that Mylan amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Mylan in the US District Court for the District of West Virginia.

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

On March 22, 2012, US Patent No. 5,854,290, one of the patents-in-suit, was dedicated to the public by the inventors. Two other patents relating to formulations of guanfacine remain in each of the lawsuits regarding INTUNIV. Those two patents expire on December 20, 2020 and July 4, 2022.

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

On May 9, 2012, Shire and Mt. Sinai agreed to settle all proceedings in connection with the validity and infringement by REPLAGAL of Mt. Sinai’s European Patent No. 1 942 189.  The parties agreed to discontinue all court and related proceedings in this dispute, and Mt. Sinai has granted Shire a non-exclusive license to the patent in connection with the on-going sales of REPLAGAL in the EU. Shire will make an up-front cash payment to Mt.Sinai, with additional cash payments based on REPLAGAL sales over the license term.

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

LIALDA

In May 2010 Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. The April 26, 2012 Markman hearing date has been postponed and a new date has not yet been set. A trial is scheduled for October 8, 2012.

In February 2012, Shire received a Paragraph IV Notice Letter from Osmotica Pharmaceutical Corporation ("Osmotica") advising of the filing of an ANDA for a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months.

In March 2012, Shire received a Paragraph IV Notice Letter from Watson Laboratories Inc.-Florida advising of the filing of an ANDA for a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months.

In April 2012, Shire received a Paragraph IV Notice Letter from Mylan Pharmaceuticals, Inc. advising of the filing of an ANDA for a generic version of LIALDA.  Shire is currently reviewing the details of Mylan Pharmaceuticals, Inc.’s Paragraph IV Notice Letter. Under the Hatch-Waxman Act, Shire has 45 days from the receipt of the Notice Letter to determine if it will file a patent infringement suit. If Shire brings suit pursuant to the Hatch-Waxman regulations, a stay of approval of up to 30 months will be imposed by the FDA on Mylan Pharmaceuticals, Inc.’s ANDA.

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire is in breach of its supply contract for the authorized generic version of ADDERALL XR.  Shire’s ability to supply this product is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Impax is seeking specific performance, equitable relief and damages. Shire has filed a counterclaim against Impax seeking damages and a declaratory judgment that Shire has satisfied its obligations under the supply contract. The April 10, 2012 trial date has been postponed and a new trial date has not yet been set.

In February 2011, Shire was notified that Watson Laboratories, Inc. –Florida submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories, Inc. to sell the products covered in Watson Laboratories, Inc. –Florida’s new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. A Markman hearing is scheduled for June 13, 2012.  No trial date has been set.

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

Investigation related to DERMAGRAFT

Shire understands that the Department of Justice, including the US Attorney’s Office for the Middle District of Florida, Tampa Division and the US Attorney’s Office for Washington, DC, is conducting civil and criminal investigations into the sales and marketing practices of ABH relating to DERMAGRAFT.  Shire is cooperating fully with these investigations. The parameters of the investigations are unknown, and Shire is not in a position at this time to predict the scope, duration or outcome of these investigations.

Civil Investigative Demand for ADDERALL XR, ADDERALL XR Authorized Generics and VYVANSE

On April 5, 2012 Shire received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) requesting that Shire provide it with certain information regarding the supply and reported shortages of ADDERALL XR and its authorized generics and the marketing and sale of ADDERALL XR, its authorized generics and VYVANSE. Shire believes the CID was triggered by reports of product shortages of ADDERALL XR and the authorized generic products in 2011. Shire is cooperating fully with the FTC. At this time, Shire is unable to predict the outcome or duration of this investigation. Separately, members of the US Congress are reviewing industry wide drug shortages which have been well publicized in the US media and Shire has responded to a specific inquiry relating to ADDERALL XR.

12.     Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the three months to March 31, 2012 are included below:

	Foreign currency translation adjustment	Un-realized holding gain/(loss) on available for sale securities	Accumulated other Comprehensive income
	$M	$M	$M

As at January 1, 2012	61.4	(1.1)	60.3
Current period change	36.6	2.9	39.5
As at March 31, 2012	98.0	1.8	99.8

13.     Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2012 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the three months to March 31, 2012 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has continued to deteriorate. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers.

To date the Company has not incurred significant losses on the accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012 the Company had 25 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At March 31, 2012 the fair value of these contracts was a net asset of $0.7 million. Further details are included below:

		Fair value	Fair value
		March 31,	December 31,
		2012	2011
		$’M	$’M
Assets	Prepaid expenses and other current assets	2.6	3.4
Liabilities	Other current liabilities	1.9	0.4

Net losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net loss recognized in income	Amount of net loss recognized in income
Year to		March 31,	March 31,
		2012	2011
		$’M	$’M
Foreign exchange contracts	Other income, net	(0.8)	(1.2)

These net foreign exchange losses are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

14.     Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at March 31, 2012 and December 31, 2011 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At March 31, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	11.2	11.2	11.2	-	-
Contingent consideration receivable (2)	40.2	40.2	-	-	40.2
Foreign exchange contracts	2.6	2.6	-	2.6	-

Financial liabilities:
Foreign exchange contracts	1.9	1.9	-	1.9	-

		Total	Level 1	Level 2	Level 3
At December 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	7.4	7.4	7.4	-	-
Contingent consideration receivable (2)	37.8	37.8	-	-	37.8
Foreign exchange contracts	3.4	3.4	-	3.4	-

Financial liabilities:
Foreign exchange contracts	0.4	0.4	-	0.4	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Available-for-sale securities – the fair values of available-for-sale securities are estimated based on quoted market prices for those investments.
•	Contingent consideration receivable – the fair value of the contingent consideration receivable has been estimated using the income approach (using a probability weighted discounted cash flow method).
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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Contingent consideration receivable

	2012	2011
	$'M	$'M

Balance at January 1,	37.8	61.0
Gain/(loss) recognized in the income statement due to change in fair value during the period	7.2	(1.3)
Reclassification of amounts to Other receivables within Other current assets	(5.6)	(5.1)
Foreign exchange translation recorded to other comprehensive income	0.8	3.4
Balance at March 31,	40.2	58.0

Quantitative Information about Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

	Fair Value at the Measurement Date

At March 31, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration receivable ("CCR")	40.2	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10-35% •$17 million to $163 million • 5.8 to 6.5%

The fair value of the Company’s CCR (relating to contingent consideration due to the Company following divestment of one of the Company's products) could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurement, principally the probability weightings applied to the different sales scenarios and the potential royalties payable under scenarios developed by the Company. The Company regularly reviews these assumptions, and makes adjustments as required by facts and circumstances.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at March 31, 2012 and December 31, 2011 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,314.2	1,100.0	1,309.7
Building financing obligation (Level 3)	8.4	8.5	8.2	9.7

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses materially approximate to their fair value because of the short-term maturity of these amounts.

15.     Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,	2012	2011
	$’M	$’M
Numerator for basic earnings per share	238.4	211.3

Interest on convertible bonds, net of tax	8.4	8.4
Numerator for diluted earnings per share	246.8	219.7

Weighted average number of shares:
	Millions	Millions
Basic 1	553.5	549.5
Effect of dilutive shares:
Share based awards to employees 2	8.6	10.9
Convertible bonds 2.75% due 2014 3	33.5	33.2
Diluted	595.6	593.6

1. Excludes shares purchased by the EBT and presented by the Company as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

3 months to March 31,	2012	2011
	No. of shares	No. of shares
	Millions	Millions
Share based awards to employees1	6.1	7.5

1. Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

.

16.    Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure. The Company has three business units and three reportable segments: SP, HGT and RM. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing projects for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	SP	HGT	RM	All Other	Total
3 months to March 31, 2012	$’M	$’M	$’M	$’M	$’M
Product sales	706.7	351.4	48.8	-	1,106.9
Royalties	42.4	-	-	13.9	56.3
Other revenues	8.3	0.3	-	-	8.6
Total revenues	757.4	351.7	48.8	13.9	1,171.8

Cost of product sales(1)	87.1	61.3	10.0	-	158.4
Research and development(1)	131.0	86.3	3.0	-	220.3
Selling, general and administrative(1)	300.1	104.4	41.7	53.8	500.0
Gain on sale of product rights	(7.2)	-	-	-	(7.2)
Integration and acquisition costs	1.6	-	3.7	-	5.3
Total operating expenses	512.6	252.0	58.4	53.8	876.8
Operating income/(loss)	244.8	99.7	(9.6)	(39.9)	295.0

Total assets	2,463.3	1,917.9	961.5	1,375.6	6,718.3
Long-lived assets(2)	126.3	712.1	23.2	61.7	923.3
Capital expenditure on long-lived assets(2)	2.1	13.0	0.1	2.3	17.5

(1)
Depreciation from manufacturing plants ($7.2 million) and amortization of favorable manufacturing contracts ($0.2 million) is included in Cost of product sales; depreciation of research and development assets ($6.4 million) in Research and development; and all other depreciation and amortization ($59.2 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
3 months to March 31, 2011	$’M	$’M	$’M	$’M	$’M
Product sales	616.1	273.2	-	-	889.3
Royalties	37.5	-	-	36.1	73.6
Other revenues	7.6	0.4	-	1.3	9.3
Total revenues	661.2	273.6	-	37.4	972.2

Cost of product sales(1)	81.8	42.7	-	-	124.5
Research and development(1)	102.7	75.2	-	-	177.9
Selling, general and administrative(1)	266.6	80.1	-	56.2	402.9
Loss on sale of product rights	1.3	-	-	-	1.3
Reorganization costs	2.3	-	-	3.2	5.5
Integration and acquisition costs	(6.4)	-	-	-	(6.4)
Total operating expenses	448.3	198.0	-	59.4	705.7
Operating income/(loss)	212.9	75.6	-	(22.0)	266.5

Total assets	2,548.0	1,836.7	-	1,288.1	5,672.8
Long-lived assets(2)	150.2	678.8	-	44.7	873.7
Capital expenditure on long-lived assets(2)	4.8	36.3	-	2.8	43.9

(1)
Depreciation from manufacturing plants ($7.7 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($4.7 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($50.7 million) is included in Selling, general and administrative.

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

Significant events in the three months to March 31, 2012 and recent developments

Products

VPRIV manufacturing update

•
On February 22, 2012 Shire announced that the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use had approved the production of VPRIV in its new biologics manufacturing facility in Lexington, Massachusetts and this decision was adopted by the European Commission on March 26, 2012. Shire now has two EMA approved facilities – Alewife in Cambridge, Massachusetts, as well as the new Lexington facility – in which to manufacture VPRIV drug substance.

Shire has received a Complete Response letter from the US Food and Drug Administration (“FDA”) regarding production of VPRIV drug substance at Lexington. Shire is working closely with the FDA to address their questions and resolve any outstanding issues to the satisfaction of the agency.

Notwithstanding the ongoing discussions with the FDA, Shire continues to supply VPRIV to US patients through its existing approved US manufacturing facility at Alewife and has the capacity to meet the anticipated demand for VPRIV from existing and new patients both in the US and globally, recognizing that US inventory levels will be below target levels until the Lexington facility is approved by the FDA.

VYVANSE – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On March 6, 2012 Shire announced that it is initiating two Phase 4 clinical trials to compare VYVANSE Capsules to CONCERTA Extended-Release Tablets. These prospectively designed head-to-head clinical trials will provide important information for physicians, patients, caregivers, and payors to make informed choices, and have been designed to explore differences in efficacy between VYVANSE and CONCERTA in adolescents aged 13 to 17 with ADHD. Together the two trials will enroll approximately 1,000 patients, and results are expected in the second half of 2013.

FOSRENOL – for the treatment of Hyperphosphatemia in end stage renal disease

•
On March 8, 2012 Shire announced that it has received approval through the European Decentralised Procedure for an oral powder formulation of FOSRENOL. The oral powder formulation was developed by Shire to give patients more choice in how they take their phosphate binder. Submissions for national marketing authorisations of FOSRENOL in oral powder form have been made to Sweden and the other 27 European markets, with the first national approvals anticipated in the second quarter of 2012.

Pipeline

REPLAGAL – for the treatment of Fabry disease

•
On March 14, 2012 Shire announced that it had withdrawn its Biologics License Application (“BLA”) for REPLAGAL with the FDA. In 2009, and again in 2011, the FDA encouraged Shire to submit an application for the approval of REPLAGAL in the US. These discussions led Shire to file a BLA in November 2011 in anticipation of a quick review process and eventual approval. Recent interactions with the FDA in the first quarter of 2012 led Shire to believe that the FDA would require additional controlled trials for approval. No concerns over the product’s safety profile were raised by the FDA. Shire has concluded that the likely additional studies would cause a significant delay, and an approval of REPLAGAL for US patients would only be possible in the distant future. Shire therefore decided to withdraw its BLA. Patients currently treated with REPLAGAL in the US under treatment access programs will be transitioned off REPLAGAL therapy by June 30, 2012.

SPD476, MMX mesalamine – for the treatment of diverticular disease

•
On March 30, 2012 Shire announced top-line results of the PREVENT2 trial, a Phase 3 investigational study of once-daily SPD476, MMX mesalamine in patients with a history of diverticulitis. The study did not meet the primary endpoint in reducing the rate of recurrence of diverticulitis over a two year treatment period. Shire will continue to analyze these data and those of the second study, PREVENT1, which was similar in design to PREVENT2 and will report later in the year. Although the results of the second trial are pending, the current intention is not to pursue a regulatory filing for this indication for MMX mesalamine.

Lisdexamfetamine dimesylate (“LDX”) (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Binge Eating Disorder (“BED”)

•
On April 26 2012, Shire announced Phase 2 results from an efficacy and safety clinical study of LDX for the treatment of BED. In this study treatment of adults with 50 and 70 mg doses of LDX resulted in a statistically significant reduction in binge eating behavior compared to placebo, the pre-defined primary end-point.  Additionally, treatment with 30, 50 and 70 mg doses of LDX resulted in a statistically significant increase in remission rates from binge eating compared to placebo. There is currently no approved pharmacologic treatment for patients struggling with BED, a serious and common eating disorder. The preliminary safety data suggests a profile generally consistent with the known profile of studies of VYVANSE in adults with ADHD.

FIRST QUARTER AND RECENT BUSINESS DEVELOPMENT ACTIVITY

Since the beginning of the year we have added to our pipeline through the following transactions:

Acquisition of FerroKin

•
On April 2, 2012 Shire completed the acquisition of FerroKin and with it SPD 602 (formally referred to as FBS0701), FerroKin’s iron chelator treatment in Phase 2 development. SPD 602 serves a chronic patient need for treatment of iron overload following numerous blood transfusions. Together with our collaboration with Sangamo, the acquisition of FerroKin represents a strategic step in building Shire’s hematology business, which already includes XAGRID and a growing development pipeline, including SPD 535. Cash consideration paid on closing amounted to $94.5 million. Further contingent cash consideration of up to $225 million may be payable by Shire in future periods, dependent upon the achievement of certain clinical development, regulatory and net sales milestones. For further details refer to Note 2 of PART I: ITEM 1 of this Form 10-Q.

Acquisition of certain assets of Pervasis

•
On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. This acquisition adds VASCUGEL to Shire’s Regenerative Medicine business. VASCUGEL is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease. For further details refer to Note 2 of PART I: ITEM 1 of this Form 10-Q.

Acquisition of the US rights to prucalopride (marketed in certain countries in Europe as RESOLOR) – for the symptomatic treatment of chronic constipation

•
On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride (marketed in certain countries in Europe as RESOLOR) in the US in an agreement with Janssen Pharmaceutica N.V., part of the Johnson & Johnson Group.

In addition to the above acquisitions, we have entered into the following collaboration and in-license arrangements in the first quarter of 2012:

•
On February 1, 2012 Shire announced it had entered a collaboration and license agreement with Sangamo to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology.

•
On February 3, 2012 Shire exercised its option to acquire a worldwide exclusive license from Heptares Therapeutics Ltd (“Heptares”) to certain novel adenosine A2a antagonist compounds. These compounds are currently in preclinical development and being considered as candidates for central nervous system (“CNS”) disorders.

•	On February 29, 2012 Shire entered into a collaboration agreement with arGEN-X B.V. to develop novel therapeutic antibody products for the treatment of rare diseases.

Research and development

Products in registration as at March 31, 2012

VYVANSE for the treatment of ADHD in the EU

In December 2011 Shire submitted a Marketing Authorization Application (“MAA”) seeking approval for VYVANSE (to be marketed as VENVANSE) for the treatment of ADHD in children aged 6 to 17. In January 2012 the EMA accepted this MAA for review.

INTUNIV for ADHD in Canada

In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. In December 2011, Health Canada accepted the NDS for screening.

DERMAGRAFT – for the treatment of Diabetic foot ulcers (“DFU”)

On March 21, 2011, prior to acquisition by the Company, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Products in clinical development as at March 31, 2012

Phase 3

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of inadequate response in major depressive disorder (“MDD”)

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

Prucalopride for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride (marketed in certain countries in Europe as RESOLOR) in the US in an agreement with Janssen Pharmaceutica N.V. This product is Phase 3-ready and definitive plans will be implemented following discussions with regulatory authorities.

DERMAGRAFT – for the treatment of Venous Leg Ulcers (“VLU”)

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

Phase 2

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Excessive Daytime Sleepiness (“EDS”)

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible EDS treatment option, Phase 3 studies could begin in 2012.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Negative Symptoms of Schizophrenia (“NSS”)

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible NSS treatment option, Phase 3 studies could begin in 2012.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of BED

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible BED treatment option, Phase 3 studies could begin in 2012.

SPD - 557 for the treatment of refractory gastroesophageal reflux disease (“rGERD”)

SPD 557 (M0003) is a selective 5-HT4 receptor agonist. An additional Phase 2b clinical trial has been initiated to assess the efficacy of SPD557 as an adjunctive therapy for treatment of rGERD in patients with persistent symptoms of regurgitation with or without heartburn while on proton-pump inhibitor (PPI) therapy.

HGT - 4510 for Duchenne Muscular Dystrophy (“DMD”)

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

SPD - 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients

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

HGT - 2310 for the treatment of Hunter syndrome with CNS symptoms, idursulfase-IT (intrathecal delivery)

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

Products in pre-clinical development as at March 31, 2012

HGT- 3010 for Sanfilippo B Syndrome (Mucopolysaccharidosis IIIB)

HGT-3010 is in preclinical development as an ERT delivered intrathecally for the treatment of Sanfilippo B Syndrome (Mucopolysaccharidosis IIIB).

HGT- 1110 - for the treatment of Metachromatic Leukodystrophy (“MLD”)

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

Development projects discontinued in the three months to March 31, 2012

The Company has discontinued the following SP development projects during the three months to March 31, 2012:

•	LIALDA/MEZAVANT for the treatment of diverticulitis

Results of operations for the three months to March 31, 2012 and 2011

Financial highlights for the three months to March 31, 2012 are as follows:

•
Product sales were up 24% to $1,107 million (2011: $889 million). The growth in product sales was driven particularly by VYVANSE (up 29% to $260 million), REPLAGAL (up 28% to $134 million), ELAPRASE (up 21% to $126 million), VPRIV (up 22% to $72 million), FIRAZYR (up 272% to $20 million) and INTUNIV (up 63% to $69 million). On a Non GAAP CER basis(1), product sales were up 26%.

First quarter product sales also included $49 million of DERMAGRAFT sales (2011: $nil). Excluding sales of DERMAGRAFT, which was acquired with ABH in the second quarter of 2011, product sales were up 19%.

•	Total revenues were up 21%, to $1,172 million (2011: $972 million), as the growth in product sales was partially offset, as expected, by a lower level of royalties and other revenues.

•
Operating income increased by 11% to $295 million (2011: $267 million). R&D expenditure in the first quarter of 2012 increased by 24%, and included the up-front payments to Sangamo and on acquisition of the US rights to prucalopride (marketed in certain countries in Europe as RESOLOR).  SG&A expenditure increased by 24% compared to the first quarter of 2011, as the first quarter of 2012 included $42 million of ABH’s SG&A which was not incurred in the first quarter of 2011, and SG&A in the first quarter of 2011 was lower than the level experienced in subsequent quarters in 2011.

•	Diluted earnings per ordinary share were up 12% to $0.41 (2011: $0.37), due to higher operating income and a lower effective tax rate of 17% (2011: 19%).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2012 product sales and revenues restated using 2011 average foreign exchange rates to 2011 actual product sales and revenues. Average exchange rates for the three months to March 31, 2012 were $1.57:£1.00 and $1.31:€1.00 (2011: $1.60:£1.00 and $1.37:€1.00).

Results of operations for the three months to March 31, 2012 and 2011

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2012	2011	change
	$'M	$'M	%
Product sales	1,106.9	889.3	+24
Royalties	56.3	73.6	-24
Other revenues	8.6	9.3	-8
Total	1,171.8	972.2	+21

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
ADHD
VYVANSE	260.0	202.3	+29	+29	+23		17
ADDERALL XR	111.4	111.2	-	-	+4		7
INTUNIV	68.5	41.9	+63	+63	+54		4
EQUASYM	7.2	4.6	+57	+62	n/a		n/a	3

Gastrointestinal ("GI")
LIALDA / MEZAVANT	90.0	87.1	+3	+4	+3		21
PENTASA	65.8	64.5	+2	+2	-6		14
RESOLOR	2.4	0.9	+167	+168	n/a	3	n/a	3

General Products
FOSRENOL	45.5	41.2	+10	+12	-23		5
XAGRID	23.2	22.7	+2	+6	n/a		n/a	2
Other product sales	32.7	39.7	-18	-17	n/a		n/a
	706.7	616.1	+15

HGT
REPLAGAL	134.4	105.4	+28	+31	n/a	3	n/a	3
ELAPRASE	125.6	103.5	+21	+24	n/a	2	n/a	2
VPRIV	71.7	59.0	+22	+23	n/a	2	n/a	2
FIRAZYR	19.7	5.3	+272	+280	n/a	2	n/a	2
	351.4	273.2	+29
RM
DERMAGRAFT	48.8	n/a	n/a	n/a	n/a	2	n/a	2
	48.8	-	n/a
Total product sales	1,106.9	889.3	+24

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended March 31, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first quarter of 2012.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in the first quarter of 2012 as a result of higher prescription demand, due to an increase in VYVANSE’s market share and growth in the US ADHD market and the effect of a price increase taken since the first quarter of 2011. These positive factors were partially offset by higher sales deductions as a percentage of gross product sales in the first quarter of 2012 compared to the first quarter of 2011.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales in the first quarter of 2012 remained constant compared with same period in 2011, as higher US prescription demand was offset by an increase in sales deductions in the first quarter of 2012.

For the full year ADDERALL XR’s sales deductions as a percentage of branded gross sales are expected to be between 60% and 65%.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales were up 63% compared to the first quarter of 2011, primarily driven by significant growth in US prescription demand compared to the first quarter of 2011 and growth in the US ADHD market, together with the effect of price increases taken since the first quarter of 2011. These positive factors were partially offset by higher sales deductions as a percentage of gross product sales in the first quarter of 2012 compared to the first quarter of 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

The growth in product sales for LIALDA/MEZAVANT in the first quarter of 2012 was driven primarily by increased US prescription demand and a price increase taken since the first quarter of 2011, offset by higher de-stocking in the first quarter of 2012 compared to the first quarter of 2011.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

FOSRENOL – Hyperphosphatemia

FOSRENOL product sales increased by 10% primarily due to modest stocking in the first quarter of 2012 and the impact of price increases taken since the first quarter of 2011 which partially offset lower US prescription demand. Product sales of FOSRENOL outside of the US remained constant as compared with the first quarter of 2011.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA continued to grow as the impact of price increases taken since the first quarter of 2011 offset lower US prescription demand.

Human Genetic Therapies

REPLAGAL – Fabry disease

REPLAGAL product sales growth was driven by the treatment of new patients, being both naïve patients and switches from FABRAZYME. Reported REPLAGAL sales were impacted by unfavourable foreign exchange, due to the stronger US dollar in the first quarter of 2012 compared to first quarter of 2011.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

Product sales for ELAPRASE increased as a result of increased patients on therapy across all regions in which ELAPRASE is sold and the benefit of the timing of certain large orders from markets which order less frequently. Reported ELAPRASE sales were also impacted by unfavourable foreign exchange.

VPRIV – Gaucher disease

VPRIV product sales growth was driven by the treatment of new patients, being both naïve patients and switches from CEREZYME. Reported VPRIV sales were also impacted by unfavourable foreign exchange.

FIRAZYR – Hereditary Angioedema

FIRAZYR sales growth was driven primarily by the impact of the US launch in the fourth quarter of 2011, where we continue to see both good growth in new patients starting treatment and promising levels of repeat usage by existing patients. The more established markets in Europe also continue to grow following the approval of self administration in the first quarter of 2011.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT continues to see good revenue growth in the US, up 10% compared to Q1 2011 (as reported by ABH(1)). The growth resulted from a combination of price increases taken since Q1 2011, market growth and an increase in DERMAGRAFT’s share of the market.

(1) Shire acquired DERMAGRAFT through its acquisition of ABH in Q2 2011.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2012	2011	Change
	$'M	$'M	%
ADDERALL XR	25.3	16.8	+51
3TC and ZEFFIX	13.6	35.5	-62
FOSRENOL	10.0	8.1	+23
Others	7.4	13.2	-44
Total	56.3	73.6	-24

Royalty income decreased as lower royalties from 3TC, ZEFFIX and other products more than offset higher royalty income from ADDERALL XR and FOSRENOL.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Also since Q2 2011 Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK and Shire about how the relevant royalty rates should be applied given the expiry dates of certain patents. GSK and Shire are holding discussions in order to seek to resolve the disagreement.

Cost of product sales

Cost of product sales increased to $158.4 million for the three months to March 31, 2012 (14% of product sales), up from $124.5 million in the corresponding period in 2011 (2011: 14% of product sales). For the three months to March 31, 2012 cost of product sales included depreciation of $7.2 million (2011: $7.7 million) and amortization of $0.2 million (2011: $0.4 million).

R&D

R&D expenditure increased by 24% to $220.3 million for the three months to March 31, 2012 (20% of product sales), compared to $177.9 million in the corresponding period in 2011 (20% of product sales). In the three months to March 31, 2012 R&D included up-front payments totaling $23.0 million made to Sangamo and on acquisition of the US rights for prucalopride. Excluding these up-front payments R&D increased by $19.4 million due to increased investment in a number of targeted R&D programs, including new uses for VYVANSE, HGT-2310 for the treatment of Hunter Syndrome with CNS symptoms, as well as our other development programs. R&D in the three months to March 31, 2012 also included ABH’s R&D expenditure ($3.0 million), which was not incurred by Shire in the first quarter of 2011.

R&D in the three months to March 31, 2012 also included depreciation of $6.4 million (2011: $4.7 million).

SG&A

SG&A expenditure increased by 24% to $500.0 million (45% of product sales) for the three months to March 31, 2012 from $402.9 million (45% of product sales) in the corresponding period in 2011 as the Company continues to support the growth of its existing products and stepped up expenditure on product launches and on international expansion. SG&A in the three months to March 31, 2012 also included ABH’s SG&A expenditure ($41.7 million), which was not incurred by Shire in the first quarter of 2011.

For the three months to March 31, 2012 SG&A included depreciation of $13.6 million (2011: $14.6 million) and amortization of $45.6 million (2011: $36.1 million).

(Gain)/loss on sale of product rights

For the three months to March 31, 2012 Shire recorded a gain on sale of product rights of $7.2 million (2011: loss of $1.3 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Integration and acquisition costs

For the three months to March 31, 2012 Shire recorded integration and acquisition costs of $5.3 million, relating to acquisition of Ferrokin and the integration of ABH. In Q1 2011 integration and acquisition costs ($6.4 million credit) comprised the integration costs for Movetis, which were more than offset by the release of the contingent consideration liability for EQUASYM.

Interest expense

For the three months to March 31, 2012 Shire incurred interest expense of $10.2 million (2011: $9.2 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the three months to March 31, 2012 the effective tax rate was 17% (2011: 19%). The effective tax rate in the first quarter of 2012 is lower than the same period in 2011 due primarily to favorable changes in profit mix.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the EBT of Shire shares in the market to satisfy option exercises; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $879.4 million of cash and cash equivalents at March 31, 2012. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). The Bonds were potentially redeemable at the option of Bondholders at their principal amount including accrued and unpaid interest on May 9, 2012 (the “Put Option”), and remain redeemable following the occurrence of a change of control of Shire. On April 9, 2012 the deadline for Bondholders to choose to exercise the Put Option passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity date. In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	$’M	$’M
Cash and cash equivalents1	879.4	620.0
Convertible debt	1,100.0	1,100.0
Building financing obligation	8.4	8.2
Total debt	1,108.4	1,108.2
Net debt	(229.0)	(488.2)

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

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2012 increased by 27% or $55.1 million to $257.0 million (2011: $201.9 million), as higher cash receipts from higher product sales more than offset higher operating expense payments, including the up-front payments in the first quarter of 2012 for in-licensed and acquired products, and higher cash tax payments in the first quarter of 2012 compared to the same period in 2011.

Net cash used in investing activities was $34.2 million in the three months to March 31, 2012, relating to the purchase of PP&E and intangible assets, partially offset by proceeds received on the sale of product rights and capital expenditure grants.

Net cash used in investing activities was $51.9 million in the three months to March 31, 2011, principally relating to expenditure on property, plant and equipment of $46.5 million. Capital expenditure on PP&E includes $36.3 million on construction work at LTP.

Net cash provided by financing activities was $35.4 million for the three months to March 31, 2012, principally due to the excess tax benefit associated with the exercise of stock options.

Net cash provided by financing activities was $9.0 million for the three months to March 31, 2011, principally the excess tax benefit associated with the exercise of stock options.

Obligations and commitments

During the three months to March 31, 2012 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 13 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at March 31, 2012 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 11 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)

2.04	Heads of Agreement by and among Shire plc and Movetis NV relating to a friendly tender offer, dated August 3, 2010. (4)

2.05
Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc. (5)

2.06
Agreement and Plan of Merger, dated as of March 14, 2012, by and among Shire Pharmaceuticals LLC, Pelegrina Corporation, FerroKin BioSciences, Inc. and Shareholder Representative Services LLC, solely for the limited purposes set forth therein. (6)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (7)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (8)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(9)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (10)

4.03	Form of Ordinary Share Certificate of Shire Limited. (11)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (12)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (13)

6.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011 (14)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (15)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (16)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (17)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (18)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup

Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (19)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (20)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (21)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (22)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (23)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (24)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (25)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (26)

10.13	Service Agreement between Shire plc and Mr Angus Russell, dated March 10, 2004. (27)

10.14	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (28)

10.15	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (29)

10.16	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (30)

10.17	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (31)

10.18	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (32)

10.19	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (33)

10.20	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (34)

10.21	Form of Indemnity Agreement for Directors of Shire Limited. (35)

10.22	Service Agreement between Shire Limited and Mr Angus Russell, dated July 2, 2008. (36)

10.23	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (37)

10.24	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (38)

10.25	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (39)

10.26	Amendment of the Service Agreement of A.C Russell dated January 15, 2010. (40)

10.27	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (41)

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

International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (42)

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Filed herewith.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit 4.06 to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.11 to Shire's Form 10-K filed on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(29)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(31)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(36)	Incorporated by reference to Exhibit 10.22 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(40)	Incorporated by reference to Exhibit 10.26 to Shire's Form 10-K filed on February 26, 2010.

(41)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(42)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2012	/s/ Angus Russell Angus Russell Chief Executive Officer

Date: May 9, 2012	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer