Form 10-Q/A
period 2012-03-31
Shire plc
filed 2012-05-23
CIK 936402

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2012 (the “Form 10-Q”), is to re-file Exhibit 2.06 to the Form 10-Q.  Exhibit 2.06 was originally filed with the SEC on May 9, 2012 as an exhibit to the Form 10-Q but as a result of an incorrect Electronic Data-Gathering, Analysis, and Retrieval system (“EDGAR”) submission tag assigned to it, Exhibit 2.06 was not publicly visible on the EDGAR website.

No other changes have been made to the Form 10-Q and this Amendment No.1 does not modify or update the disclosure in the Form 10-Q in any other way.

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

2.05
Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc. (5)

2.06*
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

31.1	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.(6)

31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.(6)

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. †

101.INS1	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

†	Filed with the SEC on May 9, 2012 as part of Shire’s Quarterly Report on Form 10-Q.

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Filed herewith.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit 4.06 to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.11 to Shire's Form 10-K filed on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(29)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(31)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(36)	Incorporated by reference to Exhibit 10.22 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(40)	Incorporated by reference to Exhibit 10.26 to Shire's Form 10-K filed on February 26, 2010.

(41)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(42)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2012	/s/ Angus Russell
Angus Russell Chief Executive Officer

Date: May 23, 2012	/s/ Graham Hetherington
Graham Hetherington Chief Financial Officer