Form 10-Q
period 2012-06-30
Shire plc
filed 2012-08-06
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2012

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

Yes [  ]                                No [X]

As at July 27, 2012 the number of outstanding ordinary shares of the Registrant was 562,535,922.

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

SHIRE PLC
Form 10-Q for the three months to June 30, 2012

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2012	2011
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,112.7	620.0
Restricted cash		14.4	20.6
Accounts receivable, net	3	815.4	845.0
Inventories	4	411.8	340.1
Deferred tax asset		214.1	207.6
Prepaid expenses and other current assets	5	135.1	174.9
Total current assets		2,703.5	2,208.2

Non-current assets:
Investments		34.6	29.9
Property, plant and equipment, net		925.7	932.1
Goodwill		636.0	592.6
Other intangible assets, net	6	2,625.6	2,493.0
Deferred tax asset		44.7	50.7
Other non-current assets		70.9	73.7
Total assets		7,041.0	6,380.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	7	1,415.3	1,370.5
Convertible bonds	9	-	1,100.0
Other current liabilities	8	105.5	63.8
Total current liabilities		1,520.8	2,534.3

Non-current liabilities:
Convertible bonds	9	1,100.0	-
Deferred tax liability		538.3	516.6
Other non-current liabilities	10	264.8	144.3
Total liabilities		3,423.9	3,195.2
Commitments and contingencies	11

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2012	2011
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2011: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,932.9	2,853.3
Treasury stock: 6.8 million shares (2011: 11.8 million shares)		(188.8)	(287.2)
Accumulated other comprehensive income		48.6	60.3
Retained earnings		768.7	502.9
Total equity		3,617.1	3,185.0
Total liabilities and equity		7,041.0	6,380.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2012	2011	2012	2011
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,147.7	993.3	2,254.6	1,882.6
Royalties		56.3	63.4	112.6	137.0
Other revenues		3.8	6.2	12.4	15.5
Total revenues		1,207.8	1,062.9	2,379.6	2,035.1

Costs and expenses:
Cost of product sales (1)		152.5	143.7	310.9	268.2
Research and development(1)		238.6	176.9	458.9	354.8
Selling, general and administrative ("SG&A")(1)		511.0	440.3	1,011.0	843.2
(Gain)/loss on sale of product rights		(3.6)	2.2	(10.8)	3.5
Reorganization costs		-	7.5	-	13.0
Integration and acquisition costs	2	7.1	9.0	12.4	2.6
Total operating expenses		905.6	779.6	1,782.4	1,485.3
Operating income		302.2	283.3	597.2	549.8

Interest income		0.6	0.6	1.4	1.2
Interest expense		(9.6)	(9.9)	(19.8)	(19.1)
Other (expense)/income, net		(1.8)	-	0.1	0.3
Total other expense, net		(10.8)	(9.3)	(18.3)	(17.6)
Income before income taxes and equity in (losses)/earnings of equity method investees		291.4	274.0	578.9	532.2
Income taxes		(53.0)	(69.7)	(103.0)	(117.8)
Equity in (losses)/earnings of equity method investees, net of taxes		(0.6)	1.2	0.3	2.4
Net income		237.8	205.5	476.2	416.8
Earnings per ordinary share - basic		42.7	c	37.2	c	85.8	c	75.7	c
Earnings per ordinary share - diluted		41.3	c	35.9	c	82.8	c	72.9	c

Weighted average number of shares (millions):
Basic	15	557.0		552.3		555.2		551.1
Diluted	15	594.9		595.1		594.8		594.8

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.5 million for the three months to June 30, 2012 (2011: $0.4 million) and $0.7 million for the six months to June 30, 2012 (2011: $0.9 million). Research and development costs includes intangible asset impairment charges of $27.0 million for the three and six months to June 30, 2012 (2011: $nil). SG&A costs includes amortization of intangible assets relating to intellectual property rights acquired of $51.0 million for the three months to June 30, 2012 (2011: $36.7 million) and $96.6 million for the six months to June 30, 2012 (2011: $72.7 million).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	$'M	$'M	$'M	$'M

Net income	237.8	205.5	476.2	416.8
Other comprehensive income:
Foreign currency translation adjustments	(54.3)	29.6	(17.7)	100.2
Unrealized holding gain on available-for-sale securities (net of taxes of $2.9 million, $1.1 million, $2.9 million and $3.4 million)	3.1	5.9	6.0	16.0
Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	-	-	2.4
Comprehensive income	186.6	241.0	464.5	535.4

The components of accumulated other comprehensive income as at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	$’M	$’M
Foreign currency translation adjustments	43.7	61.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	4.9	(1.1)
Accumulated other comprehensive income	48.6	60.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)
	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2012	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0
Net income	-	-	-	-	-	476.2	476.2
Foreign currency translation	-	-	-	-	(17.7)	-	(17.7)
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	44.3	-	-	-	44.3
Tax benefit associated with exercise of stock options	-	-	35.2	-	-	-	35.2
Shares purchased by Employee Benefit Trust ("EBT")	-	-	-	(41.7)	-	-	(41.7)
Shares released by EBT to satisfy exercise of stock options	-	-	-	140.1	-	(139.7)	0.4
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	6.0	-	6.0
Dividends	-	-	-	-	-	(70.7)	(70.7)
As at June 30, 2012	55.7	562.5	2,932.9	(188.8)	48.6	768.7	3,617.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2012 Shire plc declared and paid dividends of 12.59 US cents per ordinary share (equivalent to 37.77 US cents per ADS) totalling $70.7 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

6 months to June 30,	2012	2011
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	476.2	416.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152.4	132.3
Share based compensation	43.4	34.9
Impairment of intangible assets1	27.0	-
Other	(6.5)	(2.2)
Movement in deferred taxes	(24.1)	17.7
Equity in earnings of equity method investees	(0.3)	(2.4)

Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	22.4	(56.2)
Increase in sales deduction accrual	27.6	66.1
Increase in inventory	(67.0)	(30.6)
Decrease/(increase) in prepayments and other assets	32.1	(13.8)
Increase/(decrease) in accounts and notes payable and other liabilities	34.7	(77.1)
Returns on investment from joint venture	4.9	-
Net cash provided by operating activities (A)	722.8	485.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	6.2	4.8
Purchases of subsidiary undertakings and businesses, net of cash acquired	(97.0)	(719.7)
Purchases of non-current investments	(4.7)	(4.5)
Purchases of property, plant and equipment ("PP&E")	(64.4)	(95.0)
Purchases of intangible assets	(43.5)	-
Proceeds from disposal of non-current investments and PP&E	4.6	-
Proceeds from capital expenditure grants	8.4	-
Proceeds received on sale of product rights	10.4	6.9
Returns of equity investments and proceeds from short term investments	0.1	1.6
Net cash used in investing activities (B)	(179.9)	(805.9)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

6 months to June 30,	2012	2011
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawing of revolving credit facility ("RCF")	-	30.0
Repayment of debt acquired through business combinations	(3.0)	(13.1)
Excess tax benefit associated with exercise of stock options	35.2	18.8
Payment of dividend	(70.7)	(60.5)
Payments to acquire shares by EBT	(10.7)	(63.9)
Other	0.6	0.4
Net cash used in financing activities(C)	(48.6)	(88.3)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.6)	2.7
Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	492.7	(406.0)
Cash and cash equivalents at beginning of period	620.0	550.6
Cash and cash equivalents at end of period	1,112.7	144.6

Supplemental information associated with continuing
operations:

6 months to June 30,	2012	2011
	$’M	$’M

Interest paid	(17.3)	(16.2)
Income taxes paid	(68.3)	(147.7)

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

(b)           Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from product divestments and contingent consideration payable in respect of business combinations and asset purchases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

To be adopted in future periods

Indefinite-Lived Intangible Assets (Other than Goodwill) Impairment Testing

In July 2012 the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, performing the impairment test is unnecessary. The more-likely-than-not threshold is defined as a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the impairment test and may resume performing the qualitative assessment in any subsequent period. The guidance will be effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

2.           Business combinations

Acquisition of FerroKin BioSciences, Inc. (“FerroKin”)

On April 2, 2012 Shire completed the acquisition of 100% of the outstanding share capital of FerroKin. The acquisition-date fair value of consideration totalled $159.3 million, comprising cash consideration paid on closing of $94.5 million and the fair value of contingent consideration payable of $64.8 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $225.0 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon the achievement of certain clinical development, regulatory and net sales milestones.

The acquisition of FerroKin adds global rights to a Phase 2 product, SPD 602 (formerly referred to as FBS0701), to Shire’s SP pipeline. SPD 602 is intended to serve a chronic patient need for treatment of iron overload following numerous blood transfusions. Together with our collaboration with Sangamo Biosciences Inc. (“Sangamo”), this acquisition is a strategic step in building Shire’s hematology business, which already includes XAGRID and a growing development pipeline.

The acquisition of FerroKin has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from FerroKin have been recorded at their preliminary fair values at the date of acquisition, being April 2, 2012. The Company’s consolidated financial statements and results of operations include the results of FerroKin from April 2, 2012. In the three and six months to June 30, 2012 the Company included pre tax losses of $2.4 million (2011: $nil) and $2.4 million (2011: $nil), respectively for FerroKin within its consolidated income statement.

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated to acquired in-process research and development (“IPR&D”) in respect of SPD602 ($166.0 million), net current liabilities assumed ($6.6 million), net non-current liabilities assumed (including deferred tax liabilities) ($46.2 million) and goodwill ($46.1 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $46.1 million, which is not deductible for tax purposes, has been assigned to the SP operating segment.

In the three and six months to June 30, 2012 the Company expensed costs of $2.5 million (2011: $nil) and $4.1 million (2011: $nil) respectively relating to the FerroKin acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of certain assets & liabilities of Pervasis Therapeutics, Inc. (“Pervasis”)

On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. The acquisition date fair value of the consideration totaled $26.1 million, comprising cash consideration paid on closing of $2.5 million and the fair value of contingent consideration payable of $23.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is up to $169.5 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain clinical development, regulatory and net sales milestones. The acquisition adds VASCUGEL to Shire’s Regenerative Medicine business. VASCUGEL is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.

The acquisition has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Pervasis have been recorded at their preliminary fair values at the date of acquisition, being April 19, 2012. The Company’s consolidated financial statements and results of operations include the results of the assets acquired and the liabilities assumed from Pervasis from April 19, 2012. The purchase price has been allocated on a preliminary basis to acquired IPR&D (principally for VASCUGEL) ($24.3 million), current liabilities assumed ($0.2 million) and goodwill ($2.0 million). Goodwill, which is not deductible for tax purposes, has been assigned to the RM operating segment.

Acquisition of Advanced BioHealing, Inc. (“ABH”)

On June 28, 2011 Shire completed its acquisition of 100% of the outstanding shares and other equity instruments of ABH. The fair value of cash consideration paid by the Company during 2011 was $739.6 million.

The acquisition of ABH was accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their fair values at the date of acquisition, being June 28, 2011. The determination of final fair values was completed on June 28, 2012. The determination of final fair values did not result in any adjustments to the preliminary purchase price allocation which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the three months and six months to June 30, 2012 the Company included revenues for ABH of $52.4 million and $101.2 million (2011: $2.0 million and $2.0 million) and pre tax losses of $15.8 million and $25.3 million (2011: $6.0 million and $6.0 million) (after intangible asset amortization of $10.0 million and $19.8 million (2011: $0.2 million and $0.2 million)) respectively within its consolidated income statements.

In the three and six months to June 30, 2012 the Company incurred acquisition and integration costs of $4.3 million and $8.0 million (2011: $6.9 million and $6.9 million) respectively in respect of the acquisition and post-acquisition integration of ABH, which have been charged to Integration and acquisition costs in the Company’s consolidated income statement.

3.           Accounts receivable, net

Accounts receivable at June 30, 2012 of $815.4 million (December 31, 2011: $845.0 million), are stated net of a provision for discounts and doubtful accounts of $36.6 million (December 31, 2011: $31.1 million).

Provision for discounts and doubtful accounts:

	2012	2011
	$’M	$’M
As at January 1,	31.1	23.4
Provision charged to operations	135.0	114.8
Provision utilization	(129.5)	(109.4)
As at June 30,	36.6	28.8

At June 30, 2012 accounts receivable included $64.4 million (December 31, 2011: $73.3 million) related to royalty income.

4.           Inventories

Inventories are stated at the lower of cost or market and comprise:

	June 30,	December 31,
	2012	2011
	$’M	$’M
Finished goods	105.8	99.9
Work-in-progress	206.9	162.6
Raw materials	99.1	77.6
	411.8	340.1

At June 30, 2012 inventories included $nil (December 31, 2011: $22.7 million) of costs capitalized prior to regulatory approval of the relevant manufacturing facilities.

5.           Prepaid expenses and other current assets

	June 30,	December 31,
	2012	2011
	$’M	$’M
Prepaid expenses	45.3	46.9
Income tax receivable	17.9	48.1
Value added taxes receivable	17.5	18.9
Other current assets	54.4	61.0
	135.1	174.9

6.           Other intangible assets, net
	June 30,	December 31,
	2012	2011
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,548.1	2,500.7
Acquired product technology	710.0	710.0
Other intangible assets	45.1	23.2
	3,303.2	3,233.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	277.9	119.8
	3,581.1	3,353.7

Less: Accumulated amortization	(955.5)	(860.7)
	2,625.6	2,493.0

As at June 30, 2012 the net book value of intangible assets allocated to the SP segment was $1,444.7 million (December 31, 2011: $1,348.3 million), to the HGT segment was $484.5 million (December 31, 2011: $453.2 million) and to the RM segment was $696.4 million (December 31, 2011: $691.5 million).

The change in the net book value of other intangible assets for the six months to June 30, 2012 and 2011 is shown in the table below:

	Other intangible assets
	2012	2011
	$’M	$’M
As at January 1,	2,493.0	1,978.9
Acquisitions	272.5	711.5
Amortization charged	(97.3)	(73.6)
Impairment charges	(27.0)	-
Foreign currency translation	(15.6)	62.6
As at June 30,	2,625.6	2,679.4

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2012 will be approximately $202.6 million for each of the five years to June 30, 2017. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

7.           Accounts payable and accrued expenses

	June 30,	December 31,
	2012	2011
	$’M	$’M
Trade accounts payable and accrued purchases	254.5	259.6
Accrued rebates – Medicaid	392.3	409.8
Accrued rebates – Managed care	231.5	202.8
Sales return reserve	96.9	88.8
Accrued bonuses	83.0	103.0
Accrued employee compensation and benefits payable	69.6	59.3
R&D accruals	58.2	52.7
Other accrued expenses	229.3	194.5
	1,415.3	1,370.5

8.           Other current liabilities

	June 30,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	16.4	27.7
Value added taxes	18.8	13.3
Contingent consideration payable	11.6	-
Other current liabilities	58.7	22.8
	105.5	63.8

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

On April 9, 2012 the deadline for Bondholders to choose to exercise their Put Option on May 9, 2012 passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity Date, subject to the exceptions above.  As the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a non-current liability at June 30, 2012.

10.           Other non-current liabilities

	June 30,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	84.8	78.3
Deferred revenue	12.4	12.2
Deferred rent	12.0	14.0
Insurance provisions	13.8	14.5
Contingent consideration payable	115.6	-
Other non-current liabilities	26.2	25.3
	264.8	144.3

11.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at June 30, 2012 are presented below:
Operating
leases
$’M
2012	20.2
2013	37.4
2014	33.0
2015	26.8
2016	20.0
2017	16.5
Thereafter	95.1
249.0

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $21.5 million and $17.7 million for the six months to June 30, 2012 and 2011 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)           Letters of credit and guarantees

At June 30, 2012 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $35.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)           Collaborative arrangements

Details of significant updates in collaborative arrangements in the six months to June 30, 2012 are included below:

In-licensing arrangements

Collaboration and license agreement with Sangamo

On February 1, 2012 Shire and Sangamo announced that they had entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the collaboration. Shire paid Sangamo an up-front fee of $13.0 million in the six months to June 30, 2012 (2011: $nil) and may be required to pay research, regulatory, development and commercial milestone payments, and royalties on product sales.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $56.3 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the six months to June 30, 2012 Shire received up-front and milestone payments totaling $6.0 million (2011: $6.8 million). In the six months to June 30, 2012 Shire recognized milestone income of $6.0 million (2011: $8.6 million) in other revenues and $38.0 million (2011: $27.6 million) in product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

Shire terminated its co-promotion agreement for VYVANSE with GSK in 2010. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. On June 29, 2012 Shire and GSK settled this dispute. The terms of the settlement are confidential.

(d)           Commitments

(i)           Clinical testing

At June 30, 2012 the Company had committed to pay approximately $370.8 million (December 31, 2011: $358.6 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At June 30, 2012 the Company had committed to pay approximately $116.5 million (December 31, 2011: $86.4 million) in respect of contract manufacturing. The Company expects to pay $83.4 million of these commitments in 2012.

(iii)           Other purchasing commitments

At June 30, 2012 the Company had committed to pay approximately $171.2 million (December 31, 2011: $190.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $162.9 million of these commitments in 2012.

(iv)           Investment commitments

At June 30, 2012 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $14.5 million (December 31, 2011: $9.4 million) which may all be payable in 2012, depending on the timing of capital calls.

(v)           Capital commitments

At June 30, 2012 the Company had committed to spend $28.8 million (December 31, 2011: $25.4 million) on capital projects.

(e)           Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At June 30, 2012 provisions for litigation losses, insurance claims and other disputes totaled $85.0 million (December 31, 2011: $36.9 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases. On January 5, 2012, the Watson case was transferred to the District Court of New Jersey, but not consolidated with the other cases. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity, which will expire August 23, 2012. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey.  In May 2012, the Mylan case that was filed in the Eastern District of New York was transferred and consolidated with the Sandoz, Roxane, Amneal and Actavis cases in New Jersey. No trial dates have been set.

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

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc. (“Impax”). Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing was held on May 30, 2012, and a written Markman decision was given by the court on June 1, 2012. A trial is scheduled to begin on July 8, 2013.

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

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  Shire was subsequently advised that Sandoz amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Sandoz in the US District Court for the District of Colorado.  The filing of the lawsuit triggered a stay of approval of the 1mg, 2mg and 3mg strengths for up to 30 months.  A Markman hearing has been scheduled for August 10, 2012. No trial date has been set.

On March 22, 2012, US Patent No. 5,854,290, one of the patents-in-suit in all the INTUNIV litigations referenced above was dedicated to the public by the inventors. Two other patents relating to formulations of guanfacine remain in each of the lawsuits regarding INTUNIV. Those two patents expire on December 20, 2020 and July 4, 2022.

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

Shire filed an opposition against Mt. Sinai’s patent before the European Patent Office (“EPO”) on July 23, 2010, and commenced invalidity proceedings in the UK on December 8, 2010. Mt. Sinai counterclaimed alleging infringement in the UK proceedings.

On May 9, 2012, Shire and Mt. Sinai agreed to settle all proceedings in connection with the validity and infringement by REPLAGAL of Mt. Sinai’s European Patent No. 1 942 189.  The parties agreed to discontinue all court and related proceedings in this dispute, and Mt. Sinai has granted Shire a non-exclusive license to the patent in connection with the on-going sales of REPLAGAL in the EU and in certain other non-EU territories. Shire has made an up-front cash payment to Mt.Sinai and will make additional cash payments based on REPLAGAL sales over the license term.

FOSRENOL
In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan-Matrix”); and Natco Pharma Limited (“Natco”). In December 2010, Shire was notified that Alkem Laboratories Ltd. (“Alkem”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the Southern District of New York against each of Barr, Mylan-Matrix and Natco and in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents.  In April 2011, Shire and Barr reached a settlement which provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement. As a result of the settlement, the lawsuit against Barr was subsequently dismissed. The lawsuits against both Mylan-Matrix and Alkem have been dismissed, and consequently, each of Mylan-Matrix and Alkem may enter the market upon FDA approval of their respective versions of generic FOSRENOL.  In April 2012 the 30 month stay of approval with respect to Natco expired. No trial date has been set with respect to Natco.

LIALDA

In May 2010 Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. All scheduled dates in the lawsuit have been vacated, including the Markman hearing date originally scheduled for April 26, 2012 and the trial date originally scheduled for October 8, 2012. No dates have been rescheduled.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A trial is scheduled to begin on February 11, 2013.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months.

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

In February 2011, Shire was notified that Watson Laboratories, Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories, Inc.-Florida to sell the products covered in Watson Laboratories, Inc.-Florida’s new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. A Markman hearing was held on June 13, 2012 but a decision has not yet been given. On June 22, 2012, the FDA responded to Shire’s ADDERALL XR citizen petition and set forth more stringent bioequivalence standards that all ANDAs for ADDERALL XR must meet for approval. On July 30, 2012, Shire filed a request with the U.S. District Court for the Southern District of New York seeking a 90-day stay of these legal proceedings because Shire believes Watson Laboratories, Inc.-Florida’s ANDA fails to meet the FDA’s new bioequivalence standards and will not receive FDA approval. The judge has not yet ruled on the stay, and no trial date has been set.

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

12.           Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the six months to June 30, 2012 are included below:

	Foreign currency translation adjustment	Un-realized holding gain/(loss) on available for sale securities	Accumulated other Comprehensive income
	$M	$M	$M

As at January 1, 2012	61.4	(1.1)	60.3
Current period change	(17.7)	6.0	(11.7)
As at June 30, 2012	43.7	4.9	48.6

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2012 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the six months to June 30, 2012 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continues to receive remittances from government-owned or government-supported healthcare providers in the Relevant Countries, and in the six months to June 30, 2012 received $82.8 million and $52.2 million in respect of Spanish and Italian receivables, respectively.

To date the Company has not incurred significant losses on accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At June 30, 2012 the Company had 30 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At June 30, 2012 the fair value of these contracts was a net liability of $1.3 million. Further details are included below:

		Fair value	Fair value
		June 30,	December 31,
		2012	2011
		$’M	$’M
Assets	Prepaid expenses and other current assets	2.7	3.4
Liabilities	Other current liabilities	4.0	0.4

Net gains/losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain/(loss) recognized in income	Amount of net gain/(loss) recognized in income
Six months to		June 30,	June 30,
		2012	2011
		$’M	$’M
Foreign exchange contracts	Other income, net	6.9	(2.6)

These net foreign exchange losses are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

14.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at June 30, 2012 and December 31, 2011 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At June 30, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	20.3	20.3	20.3	-	-
Contingent consideration receivable (2)	37.9	37.9	-	-	37.9
Foreign exchange contracts	2.7	2.7	-	2.7	-

Financial liabilities:
Foreign exchange contracts	4.0	4.0	-	4.0	-
Contingent consideration payable(3)	127.2	127.2	-	-	127.2

		Total	Level 1	Level 2	Level 3
At December 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	7.4	7.4	7.4	-	-
Contingent consideration receivable (2)	37.8	37.8	-	-	37.8
Foreign exchange contracts	3.4	3.4	-	3.4	-

Financial liabilities:
Foreign exchange contracts	0.4	0.4	-	0.4	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

•	Contingent consideration payable – the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

	Contingent consideration receivable
	2012	2011
	$'M	$'M

Balance at January 1,	37.8	61.0
Gain/(loss) recognized in the income statement (within Gain/(loss) on sale of product rights) due to change in fair value during the period	10.8	(3.5)
Reclassification of amounts to Other receivables within Other current assets	(10.0)	(9.2)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(0.7)	4.8

Balance at June 30,	37.9	53.1

	Contingent consideration payable
	2012	2011
	$'M	$'M

Balance at January 1,1	-	-
Initial recognition of contingent consideration payable1	127.8
Loss recognized in the income statement (within Integration and acquisition costs) due to change in fair value during the period1	2.1	-
Reclassification of amounts to Other current liabilities1	(2.7)	-

Balance at June 30,1	127.2	-

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At June 30, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration receivable ("CCR")	37.9	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10-40% •$10 million to $143 million • 6.1%

Financial liabilities:	Fair Value at the Measurement Date

At June 30, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration payable	127.2	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products

				• 19 to 45% (Weighted average) •7.4 to 9.1% (Weighted average) • 2013 to 2028 •$2.7 to $3.4 million

The Company re-measures the CCR (relating to contingent consideration due to the Company following divestment of one of the Company’s products) at fair value at each balance sheet date, with the fair value measurement based on forecast cash flows, over a number of scenarios which vary depending on the expected performance outcome of the product following divestment. The forecast cash flows under each of these differing outcomes have been included in probability weighted estimates used by the Company in determining the fair value of the CCR.

Contingent consideration payable represents future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations (see Note 2) and the license acquired following settlement of proceedings with Mt. Sinai (see Note 11). The amount of contingent consideration which may ultimately be payable by Shire in relation to the FerroKin and Pervasis business combinations is dependent upon the achievement of specified future milestones, such as the achievement of certain future development, regulatory and sales milestones. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to the license acquired from Mt. Sinai is dependent upon future net sales of REPLAGAL in the relevant territories over the life of the license. The Company assesses the present value of forecast future net sales of REPLAGAL and re-measures the related contingent consideration to fair value each balance sheet date.

The fair value of the Company’s contingent consideration receivable and payables could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones are specific to the individual contingent consideration receivable or payable. The assumptions include, among other things, the probability and expected timing of certain milestones being achieved, the forecast future net sales of REPLAGAL and related future royalties payable, the probability weightings applied to different sales scenarios of one of the Company’s divested products and forecast future royalties receivable under scenarios developed by the Company, and the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the six months to June 30, 2012 the Company reviewed certain of its indefinite lived IPR&D intangible assets (“IPR&D assets”) for impairment and recognized an impairment charge of $27.0 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by these IPR&D assets, contributory asset charges for other assets employed in these IPR&D projects and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $77.0 million.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at June 30, 2012 and December 31, 2011 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,248.2	1,100.0	1,309.7
Building financing obligation (Level 3)	8.3	8.3	8.2	9.7

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

15.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	237.8	205.5	476.2	416.8

Interest on convertible bonds, net of tax	7.8	8.4	16.2	16.8
Numerator for diluted earnings per share	245.6	213.9	492.4	433.6

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic 1	557.0	552.3	555.2	551.1
Effect of dilutive shares:
Share based awards to employees 2	4.4	9.3	6.1	10.3
Convertible bonds 2.75% due 2014 3	33.5	33.5	33.5	33.4
Diluted	594.9	595.1	594.8	594.8

1. Excludes shares purchased by the EBT and presented by the Company as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share based awards to employees1	6.3	2.9	4.5	3.8

1. Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

16.           Segmental reporting

Shire’s internal financial reporting is in line with its business unit and management reporting structure. The Company has three business units and three reportable segments: SP, HGT and RM. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing products for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

	SP	HGT	RM	All Other	Total
3 months to June 30, 2012	$’M	$’M	$’M	$’M	$’M
Product sales	735.5	359.8	52.4	-	1,147.7
Royalties	45.4	-	-	10.9	56.3
Other revenues	3.6	0.2	-	-	3.8
Total revenues	784.5	360.0	52.4	10.9	1,207.8

Cost of product sales(1)	84.8	50.7	17.0	-	152.5
Research and development(1)	158.3	76.0	4.3	-	238.6
Selling, general and administrative(1)	311.5	95.9	42.6	61.0	511.0
Gain on sale of product rights	(3.6)	-	-	-	(3.6)
Integration and acquisition costs	2.8	-	4.3	-	7.1
Total operating expenses	553.8	222.6	68.2	61.0	905.6
Operating income/(loss)	230.7	137.4	(15.8)	(50.1)	302.2

Total assets	2,534.6	1,931.1	980.5	1,594.8	7,041.0
Long-lived assets(2)	130.1	707.9	25.0	64.2	927.2
Capital expenditure on long-lived assets(2)	12.1	18.3	0.1	5.8	36.3

(1)
Depreciation from manufacturing plants ($7.0 million) and amortization of favorable manufacturing contracts ($0.5 million) is included in Cost of product sales; depreciation of research and development assets ($6.4 million) and impairment of certain IPR&D intangible assets in the SP reporting segment ($27.0 million) is included in Research and development; and all other depreciation and amortization ($65.5 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
3 months to June 30, 2011	$’M	$’M	$’M	$’M	$’M
Product sales	674.7	316.6	2.0	-	993.3
Royalties	51.8	-	-	11.6	63.4
Other revenues	4.7	0.2	-	1.3	6.2
Total revenues	731.2	316.8	2.0	12.9	1,062.9

Cost of product sales(1)	93.8	49.6	0.3	-	143.7
Research and development(1)	105.0	71.8	0.1	-	176.9
Selling, general and administrative(1)	294.0	91.9	0.7	53.7	440.3
Loss on sale of product rights	2.2	-	-	-	2.2
Reorganization costs	2.7	-	-	4.8	7.5
Integration and acquisition costs	2.1	-	6.9	-	9.0
Total operating expenses	499.8	213.3	8.0	58.5	779.6
Operating income/(loss)	231.4	103.5	(6.0)	(45.6)	283.3

Total assets	2,513.9	1,875.9	1,041.4	734.4	6,165.6
Long-lived assets(2)	158.1	691.1	16.8	42.9	908.9
Capital expenditure on long-lived assets(2)	18.2	27.4	-	5.3	50.9

(1)
Depreciation from manufacturing plants ($10.5 million) and amortization of favorable manufacturing contracts ($0.4 million) is included in Cost of product sales; depreciation of research and development assets ($6.1 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($51.8 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
6 months to June 30, 2012	$’M	$’M	$’M	$’M	$’M
Product sales	1,442.2	711.2	101.2	-	2,254.6
Royalties	87.8	-	-	24.8	112.6
Other revenues	11.9	0.5	-	-	12.4
Total revenues	1,541.9	711.7	101.2	24.8	2,379.6

Cost of product sales(1)	171.9	112.0	27.0	-	310.9
Research and development(1)	289.3	162.3	7.3	-	458.9
Selling, general and administrative(1)	611.6	200.4	84.2	114.8	1,011.0
Gain on sale of product rights	(10.8)	-	-	-	(10.8)
Integration and acquisition costs	4.4	-	8.0	-	12.4
Total operating expenses	1,066.4	474.7	126.5	114.8	1,782.4
Operating income/(loss)	475.5	237.0	(25.3)	(90.0)	597.2

Total assets	2,534.6	1,931.1	980.5	1,594.8	7,041.0
Long-lived assets(2)	130.1	707.9	25.0	64.2	927.2
Capital expenditure on long-lived assets(2)	19.2	26.3	0.1	8.2	53.8

(1)
Depreciation from manufacturing plants ($14.2 million) and amortization of favorable manufacturing contracts ($0.7 million) is included in Cost of product sales; depreciation of research and development assets ($12.8 million) and impairment of IPR&D intangible assets in the SP reporting segment ($27.0 million) is included in Research and development; and all other depreciation and amortization ($124.7 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
6 months to June 30, 2011	$’M	$’M	$’M	$’M	$’M
Product sales	1,290.8	589.8	2.0	-	1,882.6
Royalties	89.3	-	-	47.7	137.0
Other revenues	12.3	0.5	-	2.7	15.5
Total revenues	1,392.4	590.3	2.0	50.4	2,035.1

Cost of product sales(1)	175.7	92.2	0.3	-	268.2
Research and development(1)	207.7	147.0	0.1	-	354.8
Selling, general and administrative(1)	560.6	172.0	0.7	109.9	843.2
Loss on sale of product rights	3.5	-	-	-	3.5
Reorganization costs	5.0	-	-	8.0	13.0
Integration and acquisition costs	(4.3)	-	6.9	-	2.6
Total operating expenses	948.2	411.2	8.0	117.9	1,485.3
Operating income/(loss)	444.2	179.1	(6.0)	(67.5)	549.8

Total assets	2,513.9	1,875.9	1,041.4	734.4	6,165.6
Long-lived assets(2)	158.1	691.1	16.8	42.9	908.9
Capital expenditure on long-lived assets(2)	23.1	63.8	-	7.9	94.8

(1)
Depreciation from manufacturing plants ($18.2 million) and amortization of favorable manufacturing contracts ($0.9 million) is included in Cost of product sales; depreciation of research and development assets ($10.8 million) is included in Research and development; and all other depreciation, amortization and impairment ($102.4 million) is included in Selling, general and administrative.

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

Significant events in the three months to June 30, 2012 and recent developments

Products

ADDERALL XR – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On June 22, 2012, the US Food and Drug Administration (“FDA”) responded to Shire’s ADDERALL XR citizen petition. The FDA’s response requires that all abbreviated new drug applications (“ANDAs”) must establish bioequivalence using partial area under the curve measurements at five hours and beyond five hours, for both d- and l- amphetamine.

The FDA also approved the ANDA for generic ADDERALL XR filed by Actavis Elizabeth LLC (“Actavis”). Shire is not aware of the FDA having approved any other ADDERALL XR ANDAs.

The approval of Actavis’ ANDA has resulted in a significant reduction to the royalty rate payable on sales of authorized generic ADDERALL XR by Impax Laboratories Inc. (“Impax”).  This reduction will be partially offset by a small royalty payable by Actavis, and Shire now expects lower ADDERALL XR royalty income in future periods. There are other variables which could also affect the future revenue stream from ADDERALL XR, including, but not limited to, the amount of finished product each party can manufacture (as determined by the US Drug Enforcement Agency), any increase or decrease in market share and / or product discounts on branded and non-branded versions of ADDERALL XR. Whilst there is one generic entrant Shire believes that it will remain competitive in the ADDERALL XR marketplace through the distribution of branded ADDERALL XR and through its two authorized generic partners, Teva Pharmaceuticals Industries Ltd and Impax.

VPRIV - for the treatment of Type 1 Gaucher disease

•
Shire has received a complete response letter from the FDA regarding production of VPRIV drug substance at Lexington. Shire continues to work closely with the FDA to address their questions and resolve any outstanding issues to their satisfaction.

Notwithstanding the ongoing discussions with the FDA, Shire continues to supply VPRIV to US patients through its existing approved US manufacturing facilities and has the capacity to meet the anticipated demand for VPRIV from existing and new patients both in the US and globally.

Pipeline

Lisdexamfetamine dimesylate (“LDX”) for the treatment of ADHD (currently marketed as VYVANSE in the US for the treatment of ADHD)

•
On May 23, 2012 Shire announced results of a Phase 3 study which demonstrated the long-term maintenance of efficacy of LDX in children and adolescents aged 6 to 17 years with ADHD. Results showed maintenance of efficacy in children and adolescents who continued to receive LDX, as demonstrated by a significantly lower proportion of ADHD treatment failures (15.8%) in this group, compared with placebo (67.5%).  The majority of placebo-treated subjects who met protocol-defined ADHD symptom relapse criteria did so within two weeks following randomisation. Long-term maintenance therapy plays an important role in the treatment of ADHD. There are however, few long-term controlled studies in children and adolescents assessing the maintenance of efficacy and long-term safety of stimulant medication versus placebo. The study is a central element to the EU submission package for LDX. A European Marketing Authorisation Application (“MAA”) for LDX was accepted for review in January 2012.

OTHER DEVELOPMENTS

Regenerative Medicine campus

•
On June 11, 2012 Shire announced that its Regenerative Medicine business had entered into a lease agreement with BioMed Realty Trust, Inc. for a new campus site in Sorrento Mesa, CA, which will provide increased capacity for DERMAGRAFT and additional space and infrastructure to manufacture new regenerative medicine products.  Shire expects to begin construction of the new campus in 2013, with initial occupancy targeted for 2014. Shire plans to maintain its current DERMAGRAFT manufacturing facility in La Jolla, CA.

LEGAL PROCEEDINGS

•	On June 29, 2012 Shire and GSK settled the litigation relating to Shire’s termination of the co-promotion agreement for VYVANSE. The terms of the settlement are confidential.

DIVIDEND

In respect of the six months ended June 30, 2012, the Board resolved to pay an interim dividend of 2.73 US cents per Ordinary Share (2011: 2.48 US cents per Ordinary share).

Dividend payments will be made in Pounds Sterling to ordinary shareholders and in US Dollars to holders of ADSs. A dividend of 1.74 pence per ordinary share (an increase of 14% compared to 2011: 1.52 pence) and 8.19 US cents per ADSs (an increase of 10% compared to 2011: 7.44 US cents) will be paid on October 4, 2012 to shareholders on the register as at the close of business on September 7, 2012.

Research and development

Products in registration as at June 30, 2012

LDX for the treatment of ADHD in the EU

In December 2011 Shire submitted a MAA seeking approval for LDX (marketed as VYVANSE in the US) for the treatment of ADHD in the EU in children aged 6 to 17. In January 2012 the European Medicines Agency (“EMA”) accepted this MAA for review.

INTUNIV for ADHD in Canada
In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. In December 2011, Health Canada accepted the NDS for screening.

DERMAGRAFT for the treatment of Diabetic Foot Ulcers (“DFU”)

On March 21, 2011, prior to acquisition by the Company, ABH filed a Class IV Medical Device Application to Health Canada to seek approval for DERMAGRAFT for the treatment of DFU.

Products in clinical development as at June 30, 2012

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

SPD - 555 (Prucalopride) for the treatment of chronic constipation in the US

On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride (marketed in certain countries in Europe as RESOLOR) in the US in an agreement with Janssen Pharmaceutica N.V. This product is Phase 3-ready and definitive plans will be implemented following discussions with regulatory authorities.

DERMAGRAFT for the treatment of Venous Leg Ulcers (“VLU”)

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

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Negative Symptoms of Schizophrenia (“NSS”)
Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible NSS treatment option, the next clinical study could begin in the first half of 2013.

LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Excessive Daytime Sleepiness (“EDS”)

This program has been de-prioritized as part of ongoing portfolio prioritization assessments and will not progress at this time.

SPD - 557 for the treatment of refractory gastroesophageal reflux disease (“rGERD”)

SPD - 557 (M0003) is a selective 5-HT4 receptor agonist. An additional Phase 2b clinical trial has been initiated to assess the efficacy of SPD - 557 as an adjunctive therapy for treatment of rGERD in patients with persistent symptoms of regurgitation with or without heartburn while on proton-pump inhibitor therapy.

SPD - 602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

SPD - 602 was acquired as part of the acquisition of Ferrokin.  A Phase 2 trial in adults and children with transfusional iron overload is ongoing. This product has received Orphan Drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

HGT - 4510 for Duchenne Muscular Dystrophy (“DMD”)

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

SRM - 003 (previously referred to as VASCUGEL) for improving hemodialysis access for patients with end-stage renal disease

SRM – 003, an endothelial cell-based technology, is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.  Since the acquisition of this asset as part of acquisition of certain assets and liabilities from Pervasis, planning has been underway to initiate a Phase 2 development program.  It is anticipated the first patient will be treated in this Phase 2 program in the first half of 2013.

Phase 1

SPD - 554 (selective α2A agonist) for the treatment of various CNS disorders

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

SPD - 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients

SPD - 535 is in development as a novel molecule with platelet lowering ability and without phosphodiesterase type III inhibition apparent at clinically relevant doses. Data from Phase 1 clinical trials demonstrated positive proof-of-principle. This program is Phase 2 ready; additional Phase 1 work is being completed prior to the initiation of a Phase 2 proof-of-concept program that will target prevention of thrombotic complications associated with arteriovenous access in hemodialysis patients.

HGT - 2310 for the treatment of Hunter syndrome with CNS symptoms, idursulfase-IT (intrathecal delivery)

HGT- 2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010. This trial is ongoing. This product has been granted orphan designation in the US.

HGT- 1410 for Sanfilippo A syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010. This trial is ongoing.

Products in pre-clinical development as at June 30, 2012

HGT- 1110 for the treatment of Metachromatic Leukodystrophy (“MLD”)

HGT-1110 is in pre-clinical development as an ERT delivered intrathecally for the treatment of Metachromatic Leukodystrophy. This product has been granted orphan drug designation in the US and the EU.

HGT- 3010 for Sanfilippo B syndrome (Mucopolysaccharidosis IIIB)

HGT- 3010 is in pre-clinical development as an ERT delivered intrathecally for the treatment of Sanfilippo B syndrome (Mucopolysaccharidosis IIIB).

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT areas.

Development projects discontinued in the six months to June 30, 2012

The Company has discontinued the following SP development projects during the six months to June 30, 2012:

•	LIALDA/MEZAVANT for the treatment of diverticulitis

Results of operations for the three months to June 30, 2012 and 2011

Financial highlights for the three months to June 30, 2012 are as follows:

•
Product sales were up 16% to $1,148 million (2011: $993 million). The growth in product sales was driven by VYVANSE (up 43% to $266 million), VPRIV (up 31% to $83 million), INTUNIV (up 16% to $69 million) and FIRAZYR (up to $32 million, from $6 million in the second quarter of 2011). On a Non GAAP CER1 basis, product sales were up 18%.

The second quarter of 2012 also included $52 million of DERMAGRAFT sales (2011: $2 million). Excluding sales of DERMAGRAFT, which was acquired with ABH late in the second quarter of 2011, product sales were up 11%.

•	Total revenues were up 14%, to $1,208 million (2011: $1,063 million), as the growth in product sales was partially offset by lower royalties and other revenues.

•
Operating income was up 7% to $302 million (2011: $283 million). Growth in operating income was lower than the growth in total revenues due to the increased investment in R&D, impairment charges for certain IPR&D assets and costs related to the settlement of litigation in the second quarter of 2012.

•	Diluted earnings per ordinary share were up 15% to $0.41 (2011: $0.36) due to higher operating income and a lower effective tax rate of 18% (2011: 25%).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2012 product sales and revenues restated using 2011 average foreign exchange rates to 2011 actual product sales and revenues. Average exchange rates for the three and six months to June 30, 2012 were $1.59:£1.00 and $1.30:€1.00 (2011: $1.63:£1.00 and $1.44:€1.00) and $1.58:£1.00 and $1.31:€1.00 (2011: $1.62:£1.00 and $1.40:€1.00).

Results of operations for the three months to June 30, 2012 and 2011

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2012	2011	change
	$'M	$'M	%
Product sales	1,147.7	993.3	+16
Royalties	56.3	63.4	-11
Other revenues	3.8	6.2	-39
Total	1,207.8	1,062.9	+14

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
Behavioral Health
VYVANSE	266.2	185.9	+43	+43	+19		16
ADDERALL XR	133.9	146.9	-9	-9	-13		6
INTUNIV	69.1	59.6	+16	+16	+39		5
EQUASYM	8.6	5.9	+46	+55	n/a		n/a	3

Gastrointestinal ("GI")
LIALDA / MEZAVANT	94.1	99.2	-5	-4	+6		22
PENTASA	63.9	65.8	-3	-3	-5		14
RESOLOR	3.1	1.6	+94	+114	n/a	3	n/a	3

General Products
FOSRENOL	43.2	45.3	-5	-1	-19		5
XAGRID	25.5	23.2	+10	+20	n/a		n/a	2
Other product sales	27.9	41.3	-32	-31	n/a		n/a
	735.5	674.7	+9

HGT
REPLAGAL	123.2	119.9	+3	+11	n/a	3	n/a	3
ELAPRASE	122.2	127.8	-4	+2	n/a	2	n/a	2
VPRIV	82.7	63.3	+31	+35	n/a	2	n/a	2
FIRAZYR	31.7	5.6	+466	+482	n/a	2	n/a	2
	359.8	316.6	+14
RM
DERMAGRAFT	52.4	2.0	n/a	n/a	n/a	2	n/a	2
	52.4	2.0	n/a
Total product sales	1,147.7	993.3	+16

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended June 30, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the second quarter of 2012.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in the second quarter of 2012, up 43% compared to the second quarter of 2011, as a result of higher prescription demand (up 19% compared to the second quarter of 2011) due to an increase in

VYVANSE’s market share and growth in the US ADHD market, the effect of a price increase taken since the second quarter of 2011 and lower sales deductions as a percentage of gross product sales in the second quarter of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased by 9% due to the effect of lower prescription demand and destocking in the second quarter of 2012 compared to stocking in the second quarter of 2011. These negative factors were partially offset by lower sales deductions as a percentage of gross product sales in the second quarter of 2012 compared to the second quarter of 2011.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales were up 16% compared to the second quarter of 2011, primarily driven by significant growth in US prescription demand, due to an increase in INTUNIV’s market share and growth in the US ADHD market, and the effect of a price increase taken since the second quarter of 2011. These positive factors were partially offset by higher sales deductions in the second quarter of 2012 and the effect of destocking in the second quarter of 2012 compared to stocking in the second quarter of 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT decreased in the second quarter of 2012 as the effects of higher US prescription demand and a price increase taken since the second quarter of 2011 were more than offset by destocking in the second quarter of 2012 compared to stocking in the US market in the second quarter of 2011, and the effect of lower priced imports into certain European markets.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA decreased as the benefit of price increases taken since the second quarter of 2011 was more than offset by lower US prescription demand in the second quarter of 2012 and the effect of destocking in the second quarter of 2012 compared to stocking in the second quarter of 2011.

FOSRENOL – Hyperphosphatemia

Product sales for FOSRENOL decreased by 5% as the benefits of a price increase taken since the second quarter of 2011 and lower sales deductions in the second quarter of 2012 were more than offset by lower US prescription demand. Product sales of FOSRENOL outside the US were lower than the second quarter of 2011 primarily due to the effect of unfavorable foreign exchange.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

REPLAGAL – Fabry disease

REPLAGAL product sales growth was driven by the treatment of new patients, being both naïve patients and switches from FABRAZYME. Reported REPLAGAL sales were impacted by unfavorable foreign exchange, due to the stronger US dollar in the second quarter of 2012 compared to the second quarter of 2011.

The reduction in REPLAGAL product sales between the first and second quarter of 2012 was driven by the timing of certain large orders from markets which order less frequently.

ELAPRASE – Hunter syndrome

Reported ELAPRASE sales in the second quarter of 2012 were impacted by unfavorable foreign exchange and also the timing of shipments, in the second quarter of 2011 and the first quarter of 2012, to markets which order less frequently. On a Non-GAAP CER basis ELAPRASE product sales increased and patients on therapy continue to grow across all regions in which ELAPRASE is sold.

VPRIV – Gaucher disease

VPRIV product sales growth was driven by the treatment of new patients, being both naïve patients and switches from CEREZYME. Reported VPRIV sales were also impacted by unfavorable foreign exchange.

FIRAZYR – Hereditary Angioedema

FIRAZYR sales growth was driven by the US market, following the launch in the fourth quarter of 2011, where the Company continues to see both good growth in new patients starting treatment and promising levels of repeat usage by existing patients. The more established markets in Europe also continue to grow following the approval of self administration in the first quarter of 2011.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT product sales were up 14% compared to the second quarter of 2011(1) due to the effect of price increases taken since the second quarter of 2011 and growth in the number of patients treated.  Product sales in the second quarter of 2012 were up 7% compared to the first quarter of 2012, a lower rate of growth than compared to the second quarter of 2011, due to the effect of an on-going restructuring of the sales and marketing organization. The restructuring is expected to position DERMAGRAFT for future sales growth.

(1) Shire acquired DERMAGRAFT through its acquisition of ABH on June 28, 2011 and reported revenues from DERMAGRAFT of $2 million relating to the post acquisition period in the second quarter of 2011.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2012	2011	Change
	$'M	$'M	%
ADDERALL XR	25.7	26.9	-5
FOSRENOL	13.0	12.4	+5
3TC and ZEFFIX	10.6	11.3	-6
Others	7.0	12.8	-45
Total	56.3	63.4	-11

Cost of product sales

Cost of product sales increased to $152.5 million for the three months to June 30, 2012 (13% of product sales), up from $143.7 million in the corresponding period in 2011 (2011: 14% of product sales). Cost of product sales as a percentage of product sales were lower in the second quarter of 2012 than the same period in 2011 as the effect of slightly higher gross margins from our behavioral health products were marginally diluted by the inclusion of lower margin DERMAGRAFT following the acquisition of ABH in the second quarter of 2011. For the three months to June 30, 2012 cost of product sales included depreciation of $7.0 million (2011: $10.5 million) and amortization of $0.5 million (2011: $0.4 million).

R&D

R&D expenditure increased by 35% to $238.6 million for the three months to June 30, 2012 (21% of product sales), compared to $176.9 million in the corresponding period in 2011 (18% of product sales). In the three months to June 30, 2012 R&D included impairment charges of $27.0 million relating to certain IPR&D intangible assets. Excluding these impairment charges R&D increased by 20% due to the Company’s continued investment in a number of targeted R&D programs, including the VYVANSE MDD program, new programs acquired with FerroKin and from Pervasis, and the inclusion a full quarter’s R&D costs for ABH. R&D expenditure also benefited from favorable foreign exchange by approximately $7.7 million in the second quarter of 2012 compared to the same period in 2011.

R&D in the three months to June 30, 2012 included depreciation of $6.4 million (2011: $6.1 million).

SG&A

SG&A expenditure increased by 16% to $511.0 million (45% of product sales) for the three months to June 30, 2012 from $440.3 million (44% of product sales) in the corresponding period in 2011. SG&A increased in the second quarter of 2012 compared to the same period in 2011 due to the inclusion of a full quarter of SG&A costs for ABH, costs of $35.9 million related to the settlement of litigation and external legal costs and higher intangible asset amortization.

For the three months to June 30, 2012 SG&A included depreciation of $14.5 million (2011: $15.1 million) and amortization of $51.0 million (2011: $36.7 million).

Interest expense

For the three months to June 30, 2012 Shire incurred interest expense of $9.6 million (2011: $9.9 million). Interest expense principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the three months to June 30, 2012 the effective tax rate was 18% (2011: 25%). The effective tax rate in the second quarter of 2012 is lower than the same period in 2011 due primarily to favorable changes in profit mix.

Results of operations for the six months to June 30, 2012 and 2011

Total revenues

The following table provides an analysis of the Company’s total revenues by source:
	6 months to	6 months to
	June 30,	June 30,
	2012	2011	change
	$'M	$'M	%
Product sales	2,254.6	1,882.6	+20
Royalties	112.6	137.0	-18
Other revenues	12.4	15.5	-20
Total	2,379.6	2,035.1	+17

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
Behavioral Health
VYVANSE	526.2	388.2	+36	+36	+21		16
ADDERALL XR	245.3	258.1	-5	-5	-5		6
INTUNIV	137.6	101.5	+36	+36	+46		5
EQUASYM	15.8	10.5	+50	+58	n/a		n/a	3

GI
LIALDA/MEZAVANT	184.1	186.3	-1	-1	+4		22
PENTASA	129.7	130.3	<1	-	-5		14
RESOLOR	5.5	2.5	+120	+134	n/a		n/a	3

General Products
FOSRENOL	88.7	86.5	+3	+5	-21		5
XAGRID	48.7	45.9	+6	+13	n/a		n/a	2
Other product sales	60.6	81.0	-25	-24	n/a		n/a
	1,442.2	1,290.8	+12

HGT
REPLAGAL	257.6	225.3	+14	+20	n/a	3	n/a	3
ELAPRASE	247.8	231.3	+7	+11	n/a	2	n/a	2
VPRIV	154.4	122.3	+26	+29	n/a	2	n/a	2
FIRAZYR	51.4	10.9	+372	+384	n/a	2	n/a	2
	711.2	589.8	+21
RM
DERMAGRAFT	101.2	2.0	n/a	n/a	n/a	2	n/a	2
	101.2	2.0	n/a
Total product sales	2,254.6	1,882.6	+20

(1)	Data provided by IMS NPA. Exit market share represents the average monthly US market share in the month ended June 30, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the six months to June 30, 2012.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in the first half of 2012, up 36% compared to the same period in 2011, as a result of higher prescription demand due to an increase in VYVANSE’s market share and growth in the US ADHD market, the effect of a price increase taken since the first half of 2011 and lower sales deductions as a percentage of gross product sales in the first half of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased by 5% due to the effect of lower prescription demand and lower stocking in the first half of 2012 compared to the same period in 2011. These negative factors were partially offset by lower sales deductions as a percentage of gross product sales in the first half of 2012 compared to the same period in 2011.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales grew strongly in the first half of 2012, primarily due to higher prescription demand due to an increase in INTUNIV’s market share and growth in US ADHD market, and  price increases taken since the first half of 2011. These positive factors were partially offset by higher sales deductions in the first half of 2012 and the effect of de-stocking in the first half of 2012 compared to stocking in the first half of 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales decreased slightly in the first half of 2012 compared to the same period in 2011, primarily as a result of de-stocking and higher sales deductions in the first half of 2012, offset by the effect of a price increase taken since the first half of 2011 and higher US prescription demand.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA slightly decreased as the benefit of price increases taken since the first half of 2011 was offset by lower US prescription demand in the first half of 2012 and the effect of destocking in the first half of 2012 compared to stocking in the first half of 2011.

FOSRENOL – Hyperphosphatemia

FOSRENOL product sales increased by 3% in the first half of 2012 compared to the same period in 2011, primarily due to the effects of a price increase taken since the first half of 2011 and lower sales deductions in the first half of 2012 which more than offset lower US prescription demand and slightly lower sales outside of the US.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients being both naïve patients and switches from FABRAZYME. Reported REPLAGAL sales were impacted by unfavorable foreign exchange, due to the stronger US dollar in the first six months of 2012 compared to first six months of 2011.

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was primarily driven by increased numbers of patients on therapy across all regions in which ELAPRASE is sold. Reported ELAPRASE sales were also impacted by unfavorable foreign exchange.

VPRIV – Gaucher disease

Growth in patients being treated with VPRIV continues, driven both by new naïve patients and those switching from CEREZYME. VPRIV sales were also impacted by unfavorable foreign exchange.

FIRAZYR – Hereditary Angioedema

The significant growth in FIRAZYR sales was driven primarily by the US market, following the launch in the fourth quarter of 2011, where the Company continues to see both good growth in new patients starting treatment and promising levels of repeat usage by existing patients. The more established markets in Europe also continue to grow following the approval of self administration in the first quarter of 2011.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT product sales were up 12% compared to the first half of 2011(1), due to the effect of price increases taken since the first half of 2011 and growth in the number of patients treated. Product sales in the second quarter of 2012 were up 7% compared to the first quarter of 2012, a lower rate of growth than compared to the second quarter of 2011, due to the effect of an on-going restructuring of the sales and marketing organization. The restructuring is expected to position DERMAGRAFT for future sales growth.

(1) Shire acquired DERMAGRAFT through its acquisition of ABH on June 28, 2011 and reported revenues from DERMAGRAFT of $2 million relating to the post acquisition period in the first six months of 2011.

Royalties

The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2012	2011	Change
	$'M	$'M	%
ADDERALL XR	51.0	43.7	+17
3TC and ZEFFIX	24.2	46.8	-48
FOSRENOL	23.0	20.5	+12
Other	14.4	26.0	-45
Total	112.6	137.0	-18

Royalty income decreased as lower royalties from 3TC, ZEFFIX and other products more than offset higher royalties from ADDERALL XR and FOSRENOL.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Also since the second quarter of 2011 Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK and Shire about how the relevant royalty rates should be applied given the expiry dates of certain patents. GSK and Shire are holding discussions in order to seek to resolve the disagreement.

Cost of product sales

Cost of product sales increased to $310.9 million for the six months to June 30, 2012 (14% of product sales), up from $268.2 million in the corresponding period in 2011 (2011: 14% of product sales). The cost of product sales as a percentage of product sales remained constant in the six months to June 30, 2012 compared to the same period in 2011 as slightly higher gross margins for the Company’s behavioral health products were marginally diluted by the inclusion of lower margin DERMAGRAFT following the acquisition of ABH.

For the six months to June 30, 2012 cost of product sales included depreciation of $14.2 million (2011: $18.2 million) and amortization of $0.7 million (2011: $0.9 million).

R&D

R&D expenditure increased to $458.9 million for the six months to June 30, 2012 (20% of product sales), compared to $354.8 million in the corresponding period in 2011 (19% of product sales). In the six months to June 30, 2012 R&D included up-front payments totaling $23.0 million made to Sangamo and on acquisition of the US rights for prucalopride, and impairment charges of $27.0 million relating to certain IPR&D intangible assets. Excluding these costs R&D increased by $54.1 million or 15% in the six months to June 30, 2012 against the corresponding period in 2011 due to our continued investment in a number of targeted R&D programs, including the VYVANSE MDD program, new programs acquired with FerroKin and from Pervasis, and the inclusion of six months of R&D costs for ABH. R&D expenditure was also benefited from favorable foreign exchange of approximately $8.7 million in the first half of 2012 compared to the same period in 2011.

R&D in the six months to June 30, 2012 included depreciation of $12.8 million (2011: $10.8 million), and an impairment charge in respect of certain IPR&D intangible assets of $27.0 million (2011: $nil).

SG&A

SG&A expenditure increased to $1,011.0 million (45% of product sales) for the six months to June 30, 2012 from $843.2 million (45% of product sales) in the corresponding period in 2011. SG&A increased in the first six months of 2012 as the Company continued to support the growth of its existing products and increased expenditure on product launches and on international expansion. SG&A in the period also included a full six months SG&A costs for ABH, costs of $35.9 million related to the settlement of litigation and external legal costs, and higher intangible amortization expense than the same period in 2011.

For the six months to June 30, 2012 SG&A included depreciation of $28.1 million (2011: $29.7 million) and amortization of $96.6 million (2011: $72.7 million).

(Gain)/loss on sale of product rights

For the six months to June 30, 2012 Shire recorded a gain on sale of product rights of $10.8 million (2011: loss of $3.5 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Integration and acquisition costs

For the six months to June 30, 2012 Shire recorded integration and acquisition costs of $12.4 million (2011: $2.6 million). In the six months to June 30, 2012 integration and acquisitions costs included costs relating to acquisition of Ferrokin, certain assets and liabilities for Pervasis and the integration of ABH and changes to the fair value of contingent consideration payable for the Ferrokin and Pervasis acquisitions. In the six months to June 30, 2011 integration and acquisition costs comprised the integration costs for ABH and Movetis, offset by the release of the contingent consideration liability for EQUASYM.

Interest expense

For the six months to June 30, 2012 the Company incurred interest expense of $19.8 million (2011: $19.1 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the six months to June 30, 2012 the effective tax rate was 18% (2011: 22%).

The effective rate of tax in the six months to June 30, 2012 was lower than the six months to June 30, 2011  due primarily to favorable changes in profit mix.

Financial condition at June 30, 2012 and December 31, 2011

Cash and cash equivalents

Cash and cash equivalents increased by $492.7 million to $1,112.7 million (December 31, 2011: $620.0 million). Cash generated by operating activities of $722.8 million more than offset the cost of acquiring FerroKin, other capital expenditure, the dividend payment and the purchase of shares by the EBT.

Accounts receivable, net

Accounts receivable, net decreased by $29.6 million to $815.4 million (December 31, 2011: $845.0 million) and days sales outstanding reduced by one day to 49 days (December 31, 2011: 50 days). The decrease in accounts receivable, net, principally resulted from the significant cash receipts from government-supported healthcare providers in Spain in the second quarter of 2012.

Inventories

Inventories increased by $71.7 million to $411.8 million (December 31, 2011: $340.1 million), due to higher inventory levels for a number of the Company’s products, particularly in the HGT operating segment.

Goodwill

Goodwill increased by $43.4 million to $636.0 million (December 31, 2011: $592.6 million), principally due to goodwill arising on the acquisition of FerroKin.

Other intangible assets, net

Other intangible assets increased by $132.6 million to $2,625.6 million (December 31, 2011: $2,493.0 million), due to IPR&D assets acquired with FerroKin and from Pervasis, additions in respect of other intellectual property rights acquired in the period, offset by intangible asset amortization and IPR&D impairment charges.

Other non-current liabilities

Other non-current liabilities increased by $120.5 million to $264.8 million (December 31, 2011: $144.3 million) due to the recognition of non-current contingent consideration payable which the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations and the license agreement with Mt. Sinai.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the EBT of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $1,112.7 million of cash and cash equivalents at June 30, 2012. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). The Bonds were potentially redeemable at the option of Bondholders at their principal amount including accrued and unpaid interest on May 9, 2012 (the “Put Option”), and remain redeemable following the occurrence of a change of control of Shire. On April 9, 2012 the deadline for Bondholders to choose to exercise the Put Option passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity date. In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	$’M	$’M
Cash and cash equivalents1	1,112.7	620.0
Convertible bonds	1,100.0	1,100.0
Other	9.5	8.2
Total debt	1,109.5	1,108.2
Net cash/(debt)	3.2	(488.2)

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

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2012 increased by 49% or $237.3 million to $722.8 million (2011: $485.5 million), as higher cash receipts from product sales, including significant cash receipts from government-supported healthcare providers in Spain in the second quarter of 2012, and lower cash tax payments in the first six months of 2012 more than offset higher operating expense payments, including the up-front payments for in-licensed and acquired products made in the first half of 2012.

Net cash used in investing activities was $179.9 million in the six months to June 30, 2012, relating to the payment of $97.0 million to acquire Ferrokin and certain assets and liabilities from Pervasis, $43.5 million for the purchase of intangible assets, and $64.4 million on the purchase of PP&E.

Net cash used in investing activities was $805.9 million in the six months to June 30, 2011, principally relating to the payment of $719.7 million to acquire ABH and expenditure on property, plant and equipment of $95.0 million. Capital expenditure on property, plant and equipment includes $55.7 million on construction work at Lexington Technology Park.

Net cash used in financing activities was $48.6 million for the six months to June 30, 2012, principally the dividend payment and the purchase of shares by the EBT, which more than offset the excess tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $88.3 million for the six months to June 30, 2011, principally the dividend payment, the purchase of shares by the EBT and the repayment of debt acquired with ABH, offset by the drawing of the RCF and the tax benefit associated with the exercise of stock options.

Obligations and commitments

During the six months to June 30, 2012 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, the valuation of equity investments, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from product divestments and contingent consideration payable for business combinations and asset purchases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate. Critical accounting estimates are included in Shire’s Annual Report on Form 10-K for the year to December 31, 2011 and material updates to those estimates are included below:

Contingent Consideration Payable

Contingent consideration payable represents the fair value of future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations and the license acquired from Mt Sinai. The amount of consideration ultimately payable under these arrangements is dependent on the achievement of certain future development, regulatory and sales milestones or the level of future royalties payable for the relevant licensed product. The fair value of the Company’s contingent consideration payable at June 30, 2012 was $127.2 million (December 31, 2011: $nil).

The Company re-measures its contingent consideration payables to fair value each reporting period. Any changes to the fair value of contingent consideration payables in respect of the FerroKin and Pervasis business combinations are recorded to integration and acquisition costs in the Company’s consolidated income statement. Any changes to the fair value of contingent consideration payables in respect of the license acquired from Mt Sinai is recorded as an increase / (decrease) to the associated intangible asset, with a prospective adjustment to intangible asset amortization in periods subsequent to any such change.

The Company estimates the fair value of contingent consideration payable using the income approach, using a discounted cash flow method. The discounted cash flow method uses significant unobservable Level 3 inputs (as defined under US GAAP), including: the probability of, and period in which, the relevant milestone event is expected to be achieved; the discount rate to be applied in calculating the present value of the relevant milestone or royalty; and the amount of royalties payable based on forecast net sales of the relevant product. Significant judgment is employed by the Company in developing these fair values estimates. If actual events differ from management’s estimates or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be materially affected in the period of any such change of estimate.

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

As at June 30, 2012 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Date: August 6, 2012	/s/ Angus Russell Angus Russell Chief Executive Officer

Date: August 6, 2012	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer