Form 10-Q
period 2012-09-30
Shire plc
filed 2012-11-02
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2012

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

Yes [  ]                                No [X]

As at October 26, 2012 the number of outstanding ordinary shares of the Registrant was 562,537,604.

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
VYVANSE® (lisdexamfetamine dimesylate (“LDX”))
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2012

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2012	2011
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,321.9	620.0
Restricted cash		18.9	20.6
Accounts receivable, net	3	863.6	845.0
Inventories	4	427.5	340.1
Deferred tax asset		209.9	207.6
Prepaid expenses and other current assets	5	143.5	174.9
Total current assets		2,985.3	2,208.2

Non-current assets:
Investments		44.6	29.9
Property, plant and equipment, net		931.9	932.1
Goodwill		639.2	592.6
Other intangible assets, net	6	2,593.6	2,493.0
Deferred tax asset		42.4	50.7
Other non-current assets		79.5	73.7
Total assets		7,316.5	6,380.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	7	1,446.9	1,370.5
Convertible bonds	9	-	1,100.0
Other current liabilities	8	93.7	63.8
Total current liabilities		1,540.6	2,534.3

Non-current liabilities:
Convertible bonds	9	1,100.0	-
Deferred tax liability		526.4	516.6
Other non-current liabilities	10	271.5	144.3
Total liabilities		3,438.5	3,195.2

Commitments and contingencies	11

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30,	December 31,
		2012	2011
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2011: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		2,956.2	2,853.3
Treasury stock: 6.6 million shares (2011: 11.8 million shares)		(188.2)	(287.2)
Accumulated other comprehensive income		72.5	60.3
Retained earnings		981.8	502.9
Total equity		3,878.0	3,185.0
Total liabilities and equity		7,316.5	6,380.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2012	2011	2012	2011
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,054.5	1,018.4	3,309.1	2,901.0
Royalties		41.8	62.8	154.4	199.8
Other revenues		4.1	4.9	16.5	20.4
Total revenues		1,100.4	1,086.1	3,480.0	3,121.2

Costs and expenses:
Cost of product sales(1)		167.9	166.5	478.8	434.7
Research and development(1)		224.7	201.5	683.6	556.3
Selling, general and administrative(1)		437.4	452.1	1,448.4	1,295.3
(Gain)/loss on sale of product rights		(5.7)	0.3	(16.5)	3.8
Reorganization costs		-	5.0	-	18.0
Integration and acquisition costs	2	2.7	5.3	15.1	7.9
Total operating expenses		827.0	830.7	2,609.4	2,316.0

Operating income		273.4	255.4	870.6	805.2
Interest income		0.9	0.3	2.3	1.5
Interest expense		(9.2)	(9.7)	(29.0)	(28.8)
Other income, net		3.5	15.6	3.6	15.9
Total other (expense)/income, net		(4.8)	6.2	(23.1)	(11.4)

Income before income taxes and equity in earnings of equity method investees		268.6	261.6	847.5	793.8
Income taxes		(41.6)	(69.5)	(144.6)	(187.3)
Equity in earnings of equity method investees, net of taxes		0.2	0.8	0.5	3.2
Net income		227.2	192.9	703.4	609.7

Earnings per ordinary share - basic		40.9	c	35.0	c	126.6	c	110.6	c
Earnings per ordinary share - diluted		39.6	c	33.9	c	122.4	c	106.7	c
Weighted average number of shares (millions):
Basic	15	555.9		551.3		555.5		551.2
Diluted	15	593.1		593.8		594.0		595.0

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $nil for the three months to September 30, 2012 (2011: $0.5 million) and $0.7 million for the nine months to September 30, 2012 (2011: $1.4 million). Research and development costs include intangible asset impairment charges of $nil (2011: $16.0 million) for the three months to September 30, 2012 and $27.0 million for the nine months to September 30, 2012 (2011: $16.0 million). SG&A costs includes amortization of intangible assets relating to intellectual property rights acquired of $50.0 million for the three months to September 30, 2012 (2011: $46.4 million) and $146.6 million for the nine months to September 30, 2012 (2011: $119.1 million.)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2012	2011	2012	2011
		$'M	$'M	$'M	$'M

Net income		227.2	192.9	703.4	609.7
Other comprehensive income:
	Foreign currency translation adjustments	22.7	(95.6)	5.0	4.6
	Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.8 million, $0.3 million, $3.7 million and $0.2 million)	1.2	(0.2)	7.2	15.8
	Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	-	-	2.4
1	Realized gain on divestment of available-for-sale securities (net of taxes of $nil, $3.5 million, $nil and $3.5 million)	-	(20.0)	-	(20.0)
Comprehensive income		251.1	77.1	715.6	612.5

The components of accumulated other comprehensive income as at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	$’M	$’M
Foreign currency translation adjustments	66.4	61.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	6.1	(1.1)
Accumulated other comprehensive income	72.5	60.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)
	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2012	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0
Net income	-	-	-	-	-	703.4	703.4
Foreign currency translation	-	-	-	-	5.0	-	5.0
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	65.9	-	-	-	65.9

Tax benefit associated with exercise of stock options	-	-	36.9	-	-	-	36.9
Shares purchased by Employee Benefit Trust ("EBT")	-	-	-	(55.2)	-	-	(55.2)

Shares released by EBT to satisfy exercise of stock options	-	-	-	154.2	-	(153.8)	0.4

Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	7.2	-	7.2
Dividends	-	-	-	-	-	(70.7)	(70.7)
As at September 30, 2012	55.7	562.5	2,956.2	(188.2)	72.5	981.8	3,878.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2012 Shire plc declared and paid dividends of 12.59 US cents per ordinary share (equivalent to 37.77 US cents per ADS) totalling $70.7 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

9 months to September 30,	2012	2011
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	703.4	609.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231.5	212.3
Share based compensation	65.0	54.7
Impairment of intangible assets1	27.0	16.0
Gain on sale of non-current investments	-	(23.5)
(Gain)/ loss on sale of product rights	(16.5)	3.8
Other	5.1	5.9
Movement in deferred taxes	(30.4)	(13.2)
Equity in earnings of equity method investees	(0.5)	(3.2)

Changes in operating assets and liabilities:
Increase in accounts receivable	(23.0)	(122.8)
Increase in sales deduction accrual	36.1	46.2
Increase in inventory	(81.9)	(42.8)
Decrease in prepayments and other assets	17.8	17.3
Increase/(decrease) in accounts and notes payable and other liabilities	72.7	(101.4)
Returns on investment from joint venture	4.9	5.2
Net cash provided by operating activities (A)	1,011.2	664.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	1.7	5.7
Purchases of subsidiary undertakings and businesses, net of cash acquired	(97.0)	(723.5)
Purchases of non-current investments	(12.1)	(8.3)
Purchases of property, plant and equipment ("PP&E")	(91.6)	(135.9)
Purchases of intangible assets	(43.5)	(5.2)
Proceeds from disposal of non-current investments and PP&E	4.6	94.7
Proceeds from capital expenditure grants	8.4	-
Proceeds received on sale of product rights	13.7	8.8
Returns of equity investments and proceeds from short term investments	0.2	1.7
Net cash used in investing activities (B)	(215.6)	(762.0)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

9 months to September 30,	2012	2011
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawing of revolving credit facility ("RCF")	-	30.0
Repayment of RCF	-	(30.0)
Repayment of debt acquired through business combinations	(3.0)	(13.1)
Excess tax benefit associated with exercise of stock options	38.6	23.7
Payment of dividend	(70.7)	(60.5)
Payments to acquire shares by EBT	(50.9)	(126.8)
Other	(2.6)	(0.1)
Net cash used in financing activities(C)	(88.6)	(176.8)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(5.1)	0.4
Net increase/(decrease) in cash and cash equivalents (A+B+C+D)	701.9	(274.2)
Cash and cash equivalents at beginning of period	620.0	550.6
Cash and cash equivalents at end of period	1,321.9	276.4

Supplemental information associated with continuing
operations:

9 months to September 30,	2012	2011
	$’M	$’M

Interest paid	(18.6)	(16.9)
Income taxes paid	(134.6)	(264.5)

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

The acquisition of FerroKin has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from FerroKin have been recorded at their preliminary fair values at the date of acquisition, being April 2, 2012. The Company’s consolidated financial statements and results of operations include the results of FerroKin from April 2, 2012. In the three and nine months to September 30, 2012 the Company included pre-tax losses of $0.4 million (2011: $nil) and $2.8 million (2011: $nil), respectively for FerroKin within its consolidated income statement.

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

In the three and nine months to September 30, 2012 the Company expensed costs of $0.4 million (2011: $nil) and $2.8 million (2011: $nil) respectively relating to the FerroKin acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

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

The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. In the three months and nine months to September 30, 2012 the Company included revenues for ABH of $33.7 million and $134.9 million (2011: $50.0 million and $52.0 million) and pre-tax losses of $27.6 million and $53.2 million (2011: $5.4 million and $12.0 million) (after intangible asset amortization of $10.5 million and $30.3 million (2011: $9.8 million and $10.0 million)) respectively within its consolidated income statements.

In the three and nine months to September 30, 2012 the Company incurred costs of $1.1 million and $9.0 million (2011: $3.6 million and $10.5 million) respectively in respect of the acquisition and post-acquisition integration of ABH, which have been charged to Integration and acquisition costs in the Company’s consolidated income statement.

3.     Accounts receivable, net

Accounts receivable at September 30, 2012 of $863.6 million (December 31, 2011: $845.0 million), are stated net of a provision for discounts and doubtful accounts of $49.5 million (December 31, 2011: $31.1 million).

Provision for discounts and doubtful accounts:

	2012	2011
	$’M	$’M
As at January 1,	31.1	23.4
Provision charged to operations	214.9	172.5
Provision utilization	(196.5)	(169.0)
As at September 30,	49.5	26.9

At September 30, 2012 accounts receivable included $41.1 million (December 31, 2011: $73.3 million) related to royalty income.

Since the second quarter of 2011 the Company has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK, ViiV Healthcare (“ViiV”) and the Company about how the relevant royalty rate should be applied given the expiry dates of certain patents. In October 2012 the Company, GSK and ViiV settled this disagreement and in the fourth quarter of 2012 the Company will recognize royalty income in respect of prior periods of $38.0 million as a result. No amounts in respect of the settlement have been recorded as at September 30, 2012.

4.      Inventories

Inventories are stated at the lower of cost or market and comprise:

	September 30,	December 31,
	2012	2011
	$’M	$’M
Finished goods	141.5	99.9
Work-in-progress	190.1	162.6
Raw materials	95.9	77.6
	427.5	340.1

At September 30, 2012 inventories included $nil (December 31, 2011: $22.7 million) of costs capitalized prior to regulatory approval of the relevant manufacturing facilities.

5.      Prepaid expenses and other current assets

	September 30,	December 31,
	2012	2011
	$’M	$’M
Prepaid expenses	40.2	46.9
Income tax receivable	46.1	48.1
Value added taxes receivable	16.2	18.9
Other current assets	41.0	61.0
	143.5	174.9

6.      Other intangible assets, net

	September 30,	December 31,
	2012	2011
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,573.2	2,500.7
Acquired product technology	710.0	710.0
Other intangible assets	44.3	23.2
	3,327.5	3,233.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	273.8	119.8
	3,601.3	3,353.7

Less: Accumulated amortization	(1,007.7)	(860.7)
	2,593.6	2,493.0

As at September 30, 2012 the net book value of intangible assets allocated to the SP segment was $1,425.1 million (December 31, 2011: $1,348.3 million), to the HGT segment was $482.6 million (December 31, 2011: $453.2 million) and to the RM segment was $685.9 million (December 31, 2011: $691.5 million).

The change in the net book value of other intangible assets for the nine months to September 30, 2012 and 2011 is shown in the table below:

	Other intangible assets
	2012	2011
	$’M	$’M
As at January 1,	2,493.0	1,978.9
Acquisitions	281.5	717.1
Amortization charged	(147.3)	(120.5)
Impairment charges	(27.0)	(16.0)
Foreign currency translation	(6.6)	2.2
As at September 30,	2,593.6	2,561.7

In the nine months to September 30, 2012 the Company acquired intangible assets totaling $281.5 million, principally relating to intangible assets acquired with FerroKin and from Pervasis (see Note 2) and the license acquired from Mt. Sinai School of Medicine of New York University (see Note 11). The weighted average amortization period of acquired amortizable intangible assets is 7 years.

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the second quarter of 2012, the Company recorded an impairment charge of $27.0 million to write-down its RESOLOR IPR&D assets to their fair value. In the three months to September 30, 2012, the Company reviewed the recoverability of its RESOLOR intangible assets (comprising IPR&D assets with a carrying value of $81.6 million and an amortizing intangible asset for the RESOLOR currently marketed product with a carrying value of $252.4 million). Based on estimates and circumstances at September 30, 2012 the Company determined that its RESOLOR intangible assets remained recoverable. However, it is reasonably possible that changes to circumstances, estimates or intentions existing at September 30, 2012 could result in the recognition of a further impairment loss in respect of the Company’s RESOLOR intangible assets in future periods.

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2012 will be approximately $202 million for each of the five years to September 30, 2017. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

7.     Accounts payable and accrued expenses

	September 30,	December 31,
	2012	2011
	$’M	$’M
Trade accounts payable and accrued purchases	271.1	259.6
Accrued rebates – Medicaid	438.6	409.8
Accrued rebates – Managed care	185.2	202.8
Sales return reserve	106.3	88.8
Accrued bonuses	101.2	103.0
Accrued employee compensation and benefits payable	78.8	59.3
R&D accruals	60.5	52.7
Other accrued expenses	205.2	194.5
	1,446.9	1,370.5

8.     Other current liabilities

	September 30,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	26.5	27.7
Value added taxes	20.9	13.3
Contingent consideration payable	16.0	-
Other current liabilities	30.3	22.8
	93.7	63.8

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

On April 9, 2012 the deadline for Bondholders to choose to exercise their Put Option on May 9, 2012 passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity Date, subject to the exceptions above.  As the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a non-current liability at September 30, 2012.

10.     Other non-current liabilities

	September 30,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	88.9	78.3
Deferred revenue	11.9	12.2
Deferred rent	12.2	14.0
Insurance provisions	13.8	14.5
Contingent consideration payable	117.4	-
Other non-current liabilities	27.3	25.3
	271.5	144.3

11.     Commitments and contingencies

(a)      Leases

Future minimum lease payments under operating leases at September 30, 2012 are presented below:
Operating
leases
$’M
2012	10.3
2013	39.0
2014	33.1
2015	27.5
2016	20.5
2017	17.0
Thereafter	96.2
243.6

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $31.4 million and $27.3 million for the nine months to September 30, 2012 and 2011 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)     Letters of credit and guarantees

At September 30, 2012 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $39.3 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)     Collaborative arrangements

Details of significant updates in collaborative arrangements in the nine months to September 30, 2012 are included below:

In-licensing arrangements

Collaboration and license agreement with Sangamo

On February 1, 2012 Shire and Sangamo announced that they had entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein

(“ZFP”) technology. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the collaboration. Shire paid Sangamo an up-front fee of $13.0 million in the nine months to September 30, 2012 (2011: $nil) and may be required to pay research, regulatory, development and commercial milestone payments, and royalties on product sales.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $79.0 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the nine months to September 30, 2012 Shire received up-front and milestone payments totaling $6.0 million (2011: $6.8 million). In the nine months to September 30, 2012 Shire recognized milestone income of $6.7 million (2011: $10.1 million) in other revenues and $57.6 million (2011: $46.2 million) in product sales for shipment of product to the relevant licensee.

Co-promotion agreements - VYVANSE

Shire terminated its co-promotion agreement for VYVANSE with GSK in 2010. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. On June 29, 2012 Shire and GSK settled this dispute. The terms of the settlement are confidential.

(d)     Commitments

(i)     Clinical testing

At September 30, 2012 the Company had committed to pay approximately $419.3 million (December 31, 2011: $358.6 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)    Contract manufacturing

At September 30, 2012 the Company had committed to pay approximately $104.8 million (December 31, 2011: $86.4 million) in respect of contract manufacturing. The Company expects to pay $60.2 million of these commitments in 2012.

(iii)   Other purchasing commitments

At September 30, 2012 the Company had committed to pay approximately $130.0 million (December 31, 2011: $190.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $115.9 million of these commitments in 2012.

(iv)   Investment commitments

At September 30, 2012 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $17.9 million (December 31, 2011: $9.4 million) which may all be payable in 2012, depending on the timing of capital calls.

(v)    Capital commitments

At September 30, 2012 the Company had committed to spend $24.6 million (December 31, 2011: $25.4 million) on capital projects.

(e)     Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At September 30, 2012 provisions for litigation losses, insurance claims and other disputes totaled $63.8 million (December 31, 2011: $36.9 million).

The Company’s principal pending legal and other proceedings are disclosed below. The outcomes of these proceedings are not always predictable and can be affected by various factors. For those legal and other proceedings for which it is considered at least reasonably possible that a loss has been incurred, the Company discloses the possible loss or range of possible loss in excess of the recorded loss contingency provision, if any, where such excess is both material and estimable.

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases. On January 5, 2012, the Watson case was transferred to the District Court of New Jersey, but not consolidated with the other cases. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity, which will expire on August 23, 2014. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey.  In May 2012, the Mylan case that was filed in the Eastern District of New York was transferred and consolidated with the Sandoz, Roxane, Amneal and Actavis cases in New Jersey. No trial dates have been set.

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated. A Markman hearing was held on February 14, 2012, and a written Markman decision was given by the court on March 22, 2012. The Anchen lawsuit was settled in September 2012. This settlement provides TWi Pharmaceuticals, Inc. (“TWi”), the acquirer of Anchen’s ANDA, with a license to make, and Anchen a license to market, TWi’s generic versions of INTUNIV in the United States on July 1, 2016, or earlier in certain circumstances.  Such sales will require the payment of a royalty to Shire, except in certain circumstances.  Also as part of the settlement, under certain circumstances Shire may authorize Anchen to sell authorized generic versions of INTUNIV supplied by Shire, on which Shire will receive a significant royalty.   A bench trial against Actavis and Teva was held from September 17, 2012 through September 20, 2012 and post trial briefing is scheduled to conclude on November 8, 2012.  A decision has not yet been given.

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

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc. submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents. In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA.  Shire was subsequently advised that Mylan amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Mylan in the US District Court for the District of West Virginia.  A Markman hearing was held on September 6, 2012, although a written decision has not yet been given. A trial is scheduled to start on December 2, 2013.

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  Shire was subsequently advised that Sandoz amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Sandoz in the US District Court for the District of Colorado.  The filing of the lawsuit triggered a stay of approval of the 1mg, 2mg and 3mg strengths for up to 30 months.  A Markman hearing was held on August 10, 2012, although a written decision has not yet been given.  No trial date has been set.

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

FOSRENOL
In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan-Matrix”); and Natco Pharma Limited (“Natco”). In December 2010, Shire was notified that Alkem Laboratories Ltd. (“Alkem”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the Southern District of New York against each of Barr, Mylan-Matrix and Natco and in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents.  In April 2011, Shire and Barr reached a settlement which provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement. As a result of the settlement, the lawsuit against

Barr was subsequently dismissed. The lawsuits against both Mylan-Matrix and Alkem have been dismissed, and consequently, each of Mylan-Matrix and Alkem may enter the market upon US Food and Drug Administration (“FDA”) approval of their respective versions of generic FOSRENOL.  In April 2012 the 30 month stay of approval with respect to Natco expired. No trial date has been set with respect to Natco.

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

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. A Markman hearing is scheduled for February 2013, although no specific date has been set.  No trial date has been set.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. No date for a Markman hearing has been set.  A trial is scheduled to begin on February 11, 2013.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. No date for a Markman hearing has been set.  A trial is scheduled to begin on June 2, 2014.

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

In February 2011, Shire was notified that Watson Laboratories, Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories, Inc.-Florida to sell the products covered in Watson Laboratories, Inc.-Florida’s new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. A Markman hearing was held on June 13, 2012 but a decision has not yet been given. On June 22, 2012, the FDA responded to Shire’s ADDERALL XR citizen petition and set forth more stringent bioequivalence standards that all ANDAs for ADDERALL XR must meet for approval. On July 30, 2012, Shire filed a request with the U.S. District Court for the Southern District of New York seeking a 90-day stay of these legal proceedings because Shire believes Watson Laboratories, Inc.-Florida’s ANDA fails to meet the FDA’s new bioequivalence standards and will not receive FDA approval. The judge granted the 90-day stay on August 3, 2012. No trial date has been set.

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

12.     Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the nine months to September 30, 2012 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for- sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2012	61.4	(1.1)	60.3
Current period change	5.0	7.2	12.2
As at September 30, 2012	66.4	6.1	72.5

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2012 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the nine months to September 30, 2012 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries, and in the nine months to September 30, 2012 received $99.1 million and $87.8 million in respect of Spanish and Italian receivables, respectively.

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

At September 30, 2012 the Company had 19 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At September 30, 2012 the fair value of these contracts was a net asset of $0.3 million. Further details are included below:

		Fair value	Fair value
		September 30,	December 31,
		2012	2011
		$’M	$’M
Assets	Prepaid expenses and other current assets	1.1	3.4
Liabilities	Other current liabilities	0.8	0.4

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain recognized in income	Amount of net gain recognized in income
Nine months to		September 30,	September 30,
		2012	2011
		$’M	$’M
Foreign exchange contracts	Other income, net	9.5	10.5

These net foreign exchange gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

14.     Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at September 30, 2012 and December 31, 2011 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At September 30, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	22.4	22.4	22.4	-	-
Contingent consideration receivable (2)	41.0	41.0	-	-	41.0
Foreign exchange contracts	1.1	1.1	-	1.1	-

Financial liabilities:
Foreign exchange contracts	0.8	0.8	-	0.8	-
Contingent consideration payable(3)	133.4	133.4	-	-	133.4

		Total	Level 1	Level 2	Level 3
At December 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	7.4	7.4	7.4	-	-
Contingent consideration receivable (2)	37.8	37.8	-	-	37.8
Foreign exchange contracts	3.4	3.4	-	3.4	-

Financial liabilities:
Foreign exchange contracts	0.4	0.4	-	0.4	-

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable	9 months to September 30,
	2012	2011
	$'M	$'M

Balance at beginning of period	37.8	61.0
Gain/(loss) recognized in the income statement (within Gain/(loss) on sale of product rights) due to change in fair value during the period	16.5	(3.8)
Reclassification of amounts to Other receivables within Other current assets	(13.7)	(12.0)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	0.4	0.6

Balance at end of period	41.0	45.8

Contingent consideration payable	9 months to September 30,
	2012	2011
	$'M	$'M

Balance at beginning of period	-	-
Initial recognition of contingent consideration payable1	127.8	-
Loss recognized in the income statement (within Integration and acquisition costs) due to change in fair value during the period1	3.3	-
Reclassification of amounts to Other current liabilities1	(6.7)	-
Change in fair value during the period with corresponding adjustment to the associated intangible asset1	9.0	-

Balance at end of period	133.4	-

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At September 30, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration receivable ("CCR")	41.0	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 5-45% •$5 million to $183 million • 5.6%

Financial liabilities:	Fair Value at the Measurement Date

At September 30, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration payable	133.4	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 19 to 45% (Weighted average)

			• Assumed market participant discount rate	•7.4 to 9.1% (Weighted average)

			• Periods in which milestones are expected to be achieved	• 2013 to 2028

			• Forecast quarterly royalties payable on net sales of relevant products	•$2.9 to $4.4 million

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

Contingent consideration payable represents future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations (see Note 2) and the license acquired from Mt. Sinai (see Note 11). The amount of contingent consideration which may ultimately be payable by Shire in relation to the FerroKin and Pervasis business combinations is dependent upon the achievement of specified future milestones, such as the achievement of certain future development, regulatory and sales milestones. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to the license acquired from Mt. Sinai is dependent upon future net sales of REPLAGAL in the relevant territories over the life of the license. The Company assesses the present value of forecast future net sales of REPLAGAL and re-measures the related contingent consideration to fair value each balance sheet date.

The fair value of the Company’s contingent consideration receivable and payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones are specific to the individual contingent consideration receivable or payable. The assumptions include, among other things, the probability and expected timing of certain milestones being achieved, the forecast future net sales of REPLAGAL and related future royalties payable, the probability weightings applied to different sales scenarios of one of the Company’s divested products and forecast future royalties receivable under scenarios developed by the Company, and the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the second quarter of 2012 the Company reviewed its RESOLOR indefinite lived IPR&D intangible assets (“IPR&D assets”) for impairment and recognized an impairment charge of $27.0 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by these IPR&D assets, contributory asset charges for other assets employed in these IPR&D projects and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $77.0 million.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at September 30, 2012 and December 31, 2011 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,221.1	1,100.0	1,309.7
Building financing obligation (Level 3)	8.2	10.3	8.2	9.7

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

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short-term maturity of these amounts.

15.     Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	227.2	192.9	703.4	609.7

Interest on convertible bonds, net of tax	7.5	8.4	23.7	25.2
Numerator for diluted earnings per share	234.7	201.3	727.1	634.9

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic 1	555.9	551.3	555.5	551.2
Effect of dilutive shares:
Share based awards to employees 2	3.7	9.0	5.0	10.4
Convertible bonds 2.75% due 2014 3	33.5	33.5	33.5	33.4
Diluted	593.1	593.8	594.0	595.0

1. Excludes shares purchased by the EBT and presented by the Company as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share based awards to employees1	6.6	3.2	4.9	3.9

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

	SP	HGT	RM	All Other	Total
3 months to September 30, 2012	$’M	$’M	$’M	$’M	$’M
Product sales	683.4	337.4	33.7	-	1,054.5
Royalties	31.0	-	-	10.8	41.8
Other revenues	3.7	0.4	-	-	4.1
Total revenues	718.1	337.8	33.7	10.8	1,100.4

Cost of product sales(1)	85.7	66.2	16.0	-	167.9
Research and development(1)	137.8	80.8	6.1	-	224.7
Selling, general and administrative(1)	256.6	87.4	37.9	55.5	437.4
Gain on sale of product rights	(5.7)	-	-	-	(5.7)
Integration and acquisition costs	1.4	-	1.3	-	2.7
Total operating expenses	475.8	234.4	61.3	55.5	827.0
Operating income/(loss)	242.3	103.4	(27.6)	(44.7)	273.4

Total assets	2,565.0	1,938.5	963.0	1,850.0	7,316.5
Long-lived assets(2)	136.0	697.8	28.7	71.0	933.5
Capital expenditure on long-lived assets(2)	16.1	5.8	5.0	8.4	35.3

(1)
Depreciation from manufacturing plants ($9.4 million) is included in Cost of product sales; depreciation of research and development assets ($5.5 million) is included in Research and development; and all other depreciation and amortization ($64.2 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($10.8 million) and amortization of favorable manufacturing contracts ($0.5 million) is included in Cost of product sales; depreciation of research and development assets ($5.6 million) and impairment of certain IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($63.1 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
9 months to September 30, 2012	$’M	$’M	$’M	$’M	$’M
Product sales	2,125.6	1,048.6	134.9	-	3,309.1
Royalties	118.8	-	-	35.6	154.4
Other revenues	15.6	0.9	-	-	16.5
Total revenues	2,260.0	1,049.5	134.9	35.6	3,480.0

Cost of product sales(1)	257.6	178.2	43.0	-	478.8
Research and development(1)	427.1	243.1	13.4	-	683.6
Selling, general and administrative(1)	868.3	296.7	122.1	161.3	1,448.4
Gain on sale of product rights	(16.5)	-	-	-	(16.5)
Integration and acquisition costs	5.5	-	9.6	-	15.1
Total operating expenses	1,542.0	718.0	188.1	161.3	2,609.4
Operating income/(loss)	718.0	331.5	(53.2)	(125.7)	870.6

Total assets	2,565.0	1,938.5	963.0	1,850.0	7,316.5
Long-lived assets(2)	136.0	697.8	28.7	71.0	933.5
Capital expenditure on long-lived assets(2)	37.7	25.2	9.7	16.5	89.1

(1)
Depreciation from manufacturing plants ($23.6 million) and amortization of favorable manufacturing contracts ($0.7 million) is included in Cost of product sales; depreciation of research and development assets ($18.3 million) and impairment of IPR&D intangible assets in the SP reporting segment ($27.0 million) is included in Research and development; and all other depreciation and amortization ($188.9 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($29.0 million) and amortization of favorable manufacturing contracts ($1.4 million) is included in Cost of product sales; depreciation of research and development assets ($16.4 million) and impairment of IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation, amortization and impairment ($165.5 million) is included in Selling, general and administrative.

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

Significant events in the three months to September 30, 2012 and recent developments

Products

VPRIV - for the treatment of Type 1 Gaucher disease

•
In October 2012 Shire submitted its response to the matters raised by the FDA in respect of production of VPRIV drug substance at Lexington, and continues to work closely with the FDA towards a satisfactory resolution.

Notwithstanding the ongoing discussions with the FDA, Shire continues to supply VPRIV to US patients through its existing approved US manufacturing facilities and has the capacity to meet the anticipated demand for VPRIV from current and new patients both in the US and globally.

DERMAGRAFT – for the treatment of Diabetic Foot Ulcers (“DFU”) in Canada

•
On September 5, 2012 Shire announced that DERMAGRAFT had received regulatory approval from Health Canada as a class IV medical device for the treatment of DFU. Shire intends to make DERMAGRAFT available in Canada in the first quarter of 2013. This approval is an important first step for Shire Regenerative Medicine as it continues to develop its international expansion strategy.

VYVANSE for the treatment of ADHD

•
On September 12, 2012 Shire announced that the FDA has accepted the filing for review of a supplemental New Drug Application for VYVANSE. Shire is seeking approval of VYVANSE as a maintenance treatment in children and adolescents aged 6 to 17 years with ADHD. There are currently no stimulants approved for maintenance treatment in children and adolescents aged 6 to 17 years with ADHD. The FDA has issued a Prescription Drug User Fee Act action date of April 29, 2013.

Pipeline

LDX – for the treatment of Major Depressive Disorder (“MDD”)

•	The Phase 3 program is ongoing with headline data expected in the second half of 2013.

SPD 602 – for the treatment of chronic iron overload requiring chelation therapy

•	A Phase 2 trial has been initiated to evaluate the safety and efficacy of SPD 602 in adult patients with tranfusional iron overload and whose primary diagnosis is hereditary or congenital anemia.

HGT-1110 for the treatment of Metachromatic Leukodystrophy (“MLD”)

•
In the third quarter of 2012, Shire initiated a Phase 1/2 clinical trial for the treatment of MLD with HGT-1110, an enzyme replacement therapy which is delivered intrathecally. This product has been granted orphan designation in the US and the EU. There is no currently available therapy for MLD.

FIRAZYR – for the treatment of ACE inhibitor-induced angioedema

•
An investigator sponsored trial into the use of FIRAZYR for the treatment of ACE inhibitor-induced angioedema was recently completed in the EU. The results of the investigator sponsored trial were positive and the investigator is preparing an article for publication. ACE inhibitor-induced angioedema is a rare and potentially life-threatening side effect of ACE inhibitor therapy, with approximately 130,000 cases per year in the US and the 160,000 in the EU and no currently approved therapy. The Company is reviewing the necessary steps likely to be required to extend FIRAZYR’s label to include this indication in each of the US and EU.

DERMAGRAFT – for the treatment of Epidermolysis Bullosa (“EB”)

•	Shire expects Phase 3 clinical trials to commence towards the end of 2012. EB is a rare genetic disorder for which there is no approved therapy.

Other Developments

Telethon Institute of Genetics and Medicine (“TIGEM”) collaboration

•
On October 24, 2012 Shire announced that it had entered into a long-term, broad based, multi-indication research collaboration in rare diseases with Fondazione Telethon, a major Italian biomedical charitable foundation, for several research projects carried out at TIGEM that collectively research 13 undisclosed rare disease indications that have the potential to add multiple novel therapeutic candidates to the early stage pipeline.

License agreement with IGAN Biosciences, Inc. (“IGAN”)

•
On October 24, 2012, Shire acquired a worldwide exclusive license from IGAN to develop and commercialize protease-based therapeutics for the treatment of IgA nephropathy, a rare kidney disease. This pre-clinical opportunity is an appealing strategic fit for Shire’s rare disease portfolio.

Legal Proceedings

INTUNIV patent litigation

•
On September 6, 2012 Shire announced that it had settled all pending litigation with Anchen Pharmaceuticals, Inc. (“Anchen”) and TWi in connection with TWi’s ANDA for a generic version of INTUNIV. As part of the settlement, Anchen was given a license to make and sell its generic version of INTUNIV from July 1, 2016, or earlier in certain circumstances. Also, Shire may authorize Anchen to sell authorized generic versions of INTUNIV supplied by Shire. This settlement had no effect on the ongoing lawsuit against Actavis and Teva, in connection with their attempts to market generic versions of Shire’s INTUNIV. A bench trial against Actavis and Teva was held in the US District Court for the District of Delaware from September 17 to September 20, 2012 and post trial briefing is scheduled to conclude on November 8, 2012. No decision has yet been given.

Board and Committee Changes

•
On October 25, 2012 the Board of Directors announced the retirement in 2013 of Chief Executive Angus Russell after 13 years with the Company and 32 years in the pharmaceutical industry. Flemming Ornskov MD, MBA, MPH has been appointed to succeed Angus and will join the Shire Board as Chief Executive Designate on January 2, 2013, from Bayer. A handover period of several months after Flemming joins the Board will see Angus and Flemming working together to ensure a smooth transition before Flemming becomes CEO on April 30, 2013, the date of the Shire Annual General Meeting.

•
Dr. Steven Gillis, Ph.D. has joined the Board of Directors on October 1, 2012. Dr. Gillis has also been appointed as a member of the Science & Technology Committee and Remuneration Committee with effect from October 1, 2012.

Research and development

Products in registration as at September 30, 2012

LDX1 for the treatment of ADHD in the EU

In December 2011 Shire submitted a Marketing Authorization Application (“MAA”) seeking approval for LDX (marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of ADHD in the EU in children aged 6 to 17. In January 2012 the European Medicines Agency (“EMA”) accepted this MAA for review.

(1)	LDX, currently marketed as VYVANSE in the US for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”).

INTUNIV for ADHD in Canada
In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. In December 2011, Health Canada accepted the NDS for screening.

Products in clinical development as at September 30, 2012

Phase 3

LDX for the treatment of inadequate response in MDD

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD was initiated in the fourth quarter of 2011 and is ongoing with headline data expected in the second half of 2013.

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

Phase 2

LDX for the treatment of Binge Eating Disorder (“BED”)

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible BED treatment option, Phase 3 studies could begin in 2012.

LDX for the treatment of Negative Symptoms of Schizophrenia (“NSS”)

Based on discussions with regulatory agencies regarding potential development pathways for LDX as a possible NSS treatment option, the next clinical study could begin either in the fourth quarter of 2012 or in the first half of 2013 following completion of final discussions with regulatory authorities.

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

SPD - 602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

SPD - 602 was acquired as part of the acquisition of Ferrokin.  A Phase 2 trial in pediatric patients with transfusional iron overload is ongoing and a second study in adults has been initiated. This product has received Orphan Drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

HGT - 4510 for Duchenne Muscular Dystrophy (“DMD”)

HGT- 4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron Pharma Inc. The lead ActRIIB drug candidate, HGT- 4510 is in development for the treatment of patients with DMD. The Phase 2a trial is on hold.  Additional preclinical toxicology work is being conducted in 2012. This product has been granted orphan designation in the US and the EU.

SRM - 003 (previously referred to as VASCUGEL) for improving hemodialysis access for patients with end-stage renal disease

SRM – 003, an endothelial cell-based technology, is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.  Since the acquisition of this asset as part of the acquisition of certain assets and liabilities from Pervasis, planning has been underway to initiate a Phase 2 development program.  It is anticipated the first patient will be treated in this Phase 2 program in the first half of 2013.

DERMAGRAFT for the treatment of EB

Shire expects Phase 3 clinical trials to commence towards the end of 2012.  EB is a rare genetic disorder for which there is no approved therapy.

Phase 1

SPD - 554 (selective α2A agonist) for the treatment of various CNS disorders

The completed Phase 1 program will be supportive of potentially three different CNS-related indications: ADHD, hyperactivity (and potentially other domains where the mechanism may show benefit) in Autism Spectrum Disorder and Pediatric Anxiety.

HGT - 2310 for the treatment of Hunter syndrome with CNS symptoms, idursulfase-IT (intrathecal delivery)

HGT- 2310 is in development as an ERT delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010. This product has been granted orphan designation in the US. This trial is ongoing.

HGT- 1410 for Sanfilippo A syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A syndrome (Mucopolysaccharidosis IIIA), a lysosomal storage disorder. The product has been granted orphan drug designation in the US and in the EU. The Company initiated a Phase 1/2 clinical trial in August 2010. This trial is ongoing.

HGT- 1110 for the treatment of Metachromatic Leukodystrophy (“MLD”)

HGT-1110 is in development as an ERT delivered intrathecally for the treatment of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Products in pre-clinical development as at September 30, 2012

HGT- 3010 for Sanfilippo B syndrome (Mucopolysaccharidosis IIIB)

HGT- 3010 is in pre-clinical development as an ERT delivered intrathecally for the treatment of Sanfilippo B syndrome (Mucopolysaccharidosis IIIB).

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT areas.

Development projects discontinued or de-prioritized in the nine months to September 30, 2012

The Company has discontinued or de-prioritized the following development projects during the nine months to September 30, 2012:

•	LIALDA/MEZAVANT for the treatment of diverticulitis.

•	LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Excessive Daytime Sleepiness (“EDS”).

•	SPD - 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients.

Results of operations for the three months to September 30, 2012 and 2011

Financial highlights for the three months to September 30, 2012 are as follows:

•
Product sales were up 4% to $1,055 million (2011: $1,018 million). On a CER1 basis product sales were up 6%. This quarter, sales were affected by $28 million of unfavorable foreign exchange, primarily in our HGT business (up 9% on a reported basis, up 16% on a CER basis) particularly due to weaker European currencies.

Product sales excluding ADDERALL XR were up 10% (13% on a CER basis), as we saw strong growth from VYVANSE (up 24% to $247 million), VPRIV (up 16% to $75 million), INTUNIV (up 23% to $69 million) and FIRAZYR (up to $30 million from $7 million in the third quarter of 2011). Product sales growth was held back by DERMAGRAFT (down 33% to $34 million), due to the ongoing restructuring of the Regenerative Medicine sales and marketing organization.

ADDERALL XR product sales were down 32% to $102 million due to lower prescription volumes and significantly higher sales deductions (the third quarter of 2011 benefited from significantly lower sales deductions following a lowering of the estimate of inventory in the US retail pipeline). A generic version of ADDERALL XR was approved late in the second quarter of 2012.

•
Total revenues were up 1% (up 4% on a CER basis) as the growth in product sales was offset, as expected, by lower royalties, particularly ADDERALL XR royalties received from Impax following the launch of Actavis’ generic product.

•
Operating income was up 7% to $273 million (2011: $255 million), due to higher revenues and slightly lower total operating expenses, even after the Company’s increased investment in R&D which was up 12% in the third quarter of 2012. SG&A was down 3%, reflecting our continuing focus on effective cost management and some favorable foreign exchange impact. Additionally, the third quarter of 2011 included IPR&D impairment charges and higher costs related to acquisition and integration activities.

•	Diluted earnings per ordinary share increased by 17% to $0.40 (2011: $0.34) due to higher operating income and a lower effective tax rate of 15% (2011: 27%).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2012 product sales and revenues restated using 2011 average foreign exchange rates to 2011 actual product sales and revenues. Average exchange rates for the three and nine months to September 30, 2012 were $1.58:£1.00 and $1.25:€1.00 (2011: $1.61:£1.00 and $1.41:€1.00) and $1.58:£1.00 and $1.29:€1.00 (2011: $1.61:£1.00 and $1.41:€1.00).

Results of operations for the three months to September 30, 2012 and 2011

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2012	2011	change
	$'M	$'M	%
Product sales	1,054.5	1,018.4	+4
Royalties	41.8	62.8	-33
Other revenues	4.1	4.9	-16
Total	1,100.4	1,086.1	+1

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
Behavioral Health
VYVANSE	247.1	199.7	+24	+24	+16		17
ADDERALL XR	102.2	149.9	-32	-32	-17		5
INTUNIV	69.0	56.1	+23	+23	+27		4
EQUASYM	5.5	5.1	+8	+13	n/a	3	n/a	3

Gastrointestinal ("GI")
LIALDA / MEZAVANT	104.4	89.7	+16	+17	+6		22
PENTASA	67.0	55.9	+20	+20	-4		14
RESOLOR	2.8	1.5	+87	+102	n/a	3	n/a	3

General Products
FOSRENOL	38.1	40.5	-6	-1	-19		5
XAGRID	22.0	23.3	-6	+3	n/a		n/a	2
Other product sales	25.3	36.3	-30	-28	n/a		n/a
	683.4	658.0	+4

HGT
REPLAGAL	121.7	129.0	-6	+2	n/a	3	n/a	3
ELAPRASE	110.5	109.6	+1	+8	n/a	2	n/a	2
VPRIV	74.9	64.6	+16	+21	n/a	2	n/a	2
FIRAZYR	30.3	7.2	+321	+331	n/a	2	n/a	2
	337.4	310.4	+9
RM
DERMAGRAFT	33.7	50.0	-33	-33	n/a	2	n/a	2
	33.7	50.0	-33
Total product sales	1,054.5	1,018.4	+4

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended September 30, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the third quarter of 2012.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales showed strong growth in the third quarter of 2012, up 24% compared to the third quarter of 2011, as a result of higher prescription demand (up 16% compared to the third quarter of 2011) and the effect of a price increase taken since the third quarter of 2011. These positive factors were partially offset by destocking in the third quarter of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the third quarter of 2012 as a result of lower US prescription demand following the introduction of a new generic competitor, higher sales deductions and the effect of higher destocking in the third quarter of 2012 compared to the third quarter of 2011. These negative factors were partially offset by the benefit of a price increase taken since the third quarter of 2011.

Sales deductions in the third quarter of 2012 (63% of gross product sales) were significantly higher than the third quarter of 2011 (47% of gross product sales) as the third quarter of 2011 benefited from a lowering of the estimate of inventory in the US retail pipeline and the related sales deduction reserve.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales were up 23% in the third quarter of 2012, primarily driven by strong growth in US prescription demand (up 27% compared to the third quarter of 2011), and the effect of price increases taken since the third quarter of 2011. These positive factors were partially offset by higher sales deductions in the third quarter of 2012 compared to the third quarter of 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT increased in the third quarter of 2012 as a result of higher US prescription demand and the effect of a price increase taken since the third quarter of 2011. These positive factors were partially offset by the effect of higher US sales deductions and the effect of lower priced imports into certain European markets.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

PENTASA product sales benefited from price increases taken since the third quarter of 2011 and the effect of destocking in the third quarter of 2011 which was not repeated in the third quarter of 2012. These positive factors were partially offset by higher sales deductions in the third quarter of 2012 as compared to the third quarter of 2011.

FOSRENOL – Hyperphosphatemia

Product sales for FOSRENOL decreased by 6% as lower US prescription demand and higher sales deductions in the third quarter of 2012 offset the effect of a price increase taken since the third quarter of 2011. Product sales of FOSRENOL outside the US were lower than the third quarter of 2011 primarily due to the effect of unfavorable foreign exchange.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

REPLAGAL – Fabry disease

Reported REPLAGAL sales were impacted by unfavorable foreign exchange (amounting to approximately $10 million), primarily due to weaker European currencies in the third quarter of 2012 compared to the third quarter of 2011 and the second quarter of 2012. On a CER basis, sales continued to grow through the treatment of both naïve patients and those switching from FABRAZYME.

ELAPRASE – Hunter syndrome

Reported ELAPRASE sales in the third quarter of 2012 were affected by weaker European currencies (affecting reported product sales by approximately $8 million) and the timing of shipments to markets with large, infrequent orders.  This includes Brazil where a large shipment was delayed in the third quarter of 2012 and will now occur in the fourth quarter of 2012. On a CER basis, ELAPRASE product sales increased and patients on therapy continue to grow across all regions in which ELAPRASE is sold.

VPRIV – Gaucher disease

VPRIV product sales growth was driven by the treatment of new patients, being both naïve patients and switches from CEREZYME. Reported VPRIV sales were also impacted by unfavorable foreign exchange (approximately $3 million).

FIRAZYR – Hereditary Angioedema (“HAE”)

FIRAZYR sales continue to grow worldwide primarily driven by the strong launch in the US market. The Company continues to see new patients starting treatment and high levels of repeat usage by existing patients. The number of new patients and the irregular nature of HAE attacks affects the rate of reorder and explains the variability in results quarter over quarter as seen between the third and the second quarter of 2012.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT product sales were down 33% compared to the third quarter of 2011, reflecting the impact of an expected re-engineering of key areas of the Regenerative Medicine business including an ongoing restructuring of the sales and marketing organization and the implementation of a new commercial model, all of which is expected to position DERMAGRAFT for future sales growth.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2012	2011	Change
	$'M	$'M	%
FOSRENOL	14.0	10.9	+28
ADDERALL XR	11.2	22.9	-51
3TC and ZEFFIX	10.6	17.3	-39
Others	6.0	11.7	-49
Total royalties	41.8	62.8	-33

Royalties from ADDERALL XR in the third quarter of 2012 were significantly impacted by a lower royalty rate payable on sales of authorized generic ADDERALL XR by Impax, following the launch of Actavis’ generic version.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products and the expiry of patents in certain territories. Also, since the second quarter of 2011 Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK, ViiV and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. In October 2012 Shire, GSK and ViiV settled this disagreement and in the fourth quarter of 2012 Shire will recognize one-time royalty income in respect of prior periods of $38 million as a result.

Cost of product sales

Cost of product sales slightly increased to $167.9 million for the three months to September 30, 2012 (16% of product sales), from $166.5 million in the corresponding period in 2011 (2011: 16% of product sales). Cost of product sales as a percentage of product sales remained constant as lower gross margins in the third quarter of 2012 from DERMAGRAFT and ADDERALL XR compared to same period in 2011 were offset by the fair value adjustment for DERMAGRAFT inventories and costs incurred on the transfer of manufacturing from Owings Mills in the third quarter of 2011 which were not repeated in the third quarter of 2012. For the three months to September 30, 2012 cost of product sales included depreciation of $9.4 million (2011: $10.8 million) and amortization of $nil (2011: $0.5 million).

R&D

R&D expenditure increased by 12% to $224.7 million for the three months to September 30, 2012 (21% of product sales), compared to $201.5 million in the corresponding period in 2011 (20% of product sales). In the three months to September 30, 2011 R&D included IPR&D impairment charges of $16.0 million. Excluding these impairment charges R&D increased by 21% due to the Company’s continued investment in a number of targeted R&D programs, including new uses for LDX and SPD602 acquired with FerroKin. R&D expenditure in the third quarter of 2012 also benefited from favorable foreign exchange.

R&D in the three months to September 30, 2012 included depreciation of $5.5 million (2011: $5.6 million).

SG&A

SG&A expenditure decreased by 3% to $437.4 million (41% of product sales) for the three months to September 30, 2012 from $452.1 million (44% of product sales) in the corresponding period in 2011. SG&A decreased in the third quarter of 2012 compared to the same period in 2011 due to the Company’s continuing focus on effective cost management and favorable foreign exchange from the stronger dollar in the quarter.

For the three months to September 30, 2012 SG&A included depreciation of $14.2 million (2011: $16.7 million) and amortization of $50.0 million (2011: $46.4 million).

Interest expense

For the three months to September 30, 2012 Shire incurred interest expense of $9.2 million (2011: $9.7 million). Interest expense in the third quarter of 2012 principally relates to the coupon on the Company’s $1,100 million 2.75% convertible bonds due 2014.

Other income/(expense), net

For the three months to September 30, 2012 Other income/(expense), net was $3.5 million (2011: $15.6 million). In the three months to September 30, 2012 Other income/(expense), net principally included foreign exchange gains. In the three months to September 30, 2011 Other income/(expense), net included a gain of $23.5 million on disposal of the Company’s investment in Vertex Pharmaceuticals Inc (“Vertex”), and foreign exchange losses.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized.  In the three months to September 30, 2012 the effective tax rate was 15% (2011: 27%). The effective tax rate in the third quarter of 2012 is lower than the same period in 2011 due primarily to favorable changes in profit mix.

Results of operations for the nine months to September 30, 2012 and 2011

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2012	2011	change
	$'M	$'M	%
Product sales	3,309.1	2,901.0	+14
Royalties	154.4	199.8	-23
Other revenues	16.5	20.4	-19
Total	3,480.0	3,121.2	+11

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
SP
Behavioral Health
VYVANSE	773.3	587.9	+32	+32	+19		17
ADDERALL XR	347.5	408.0	-15	-15	-9		5
INTUNIV	206.6	157.6	+31	+31	+39		4
EQUASYM	21.3	15.6	+37	+43	n/a	3	n/a	3

GI
LIALDA/MEZAVANT	288.5	276.0	+5	+5	+5		22
PENTASA	196.7	186.2	+6	+6	-5		14
RESOLOR	8.3	4.0	+108	+122	n/a		n/a	3

General Products
FOSRENOL	126.8	127.0	-	+3	-20		5
XAGRID	70.7	69.2	+2	+10	n/a		n/a	2
Other product sales	85.9	117.3	-27	-26	n/a		n/a
	2,125.6	1,948.8	+9

HGT
REPLAGAL	379.3	354.3	+7	+14	n/a	3	n/a	3
ELAPRASE	358.3	340.9	+5	+10	n/a	2	n/a	2
VPRIV	229.3	186.9	+23	+27	n/a	2	n/a	2
FIRAZYR	81.7	18.1	+351	+363	n/a	2	n/a	2
	1,048.6	900.2	+16
RM
DERMAGRAFT	134.9	52.0	+159	+159	n/a	2	n/a	2
	134.9	52.0	+159
Total product sales	3,309.1	2,901.0	+14

(1)	Data provided by IMS NPA. Exit market share represents the average monthly US market share in the month ended September 30, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the nine months to September 30, 2012.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in the nine months to September 30, 2012, as a result of higher prescription demand due to an increase in VYVANSE’s US market share and growth in the US ADHD market, and the effect of a price increase taken since 2011. These positive factors were partially offset by higher destocking in the nine months to September 30, 2012 compared to the same period in 2011.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the nine months to September 30, 2012 compared to the same period in 2011, as a result of lower US prescription demand following the introduction of a new generic competitor late in the second quarter of 2012, and the effects of destocking in the nine months to September 30, 2012 compared to stocking in 2011. These negative factors were partially offset by the benefit of a price increase taken since 2011.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

INTUNIV product sales grew strongly in the nine months to September 30, 2012, primarily driven by strong growth in US prescription demand due to an increase in INTUNIV’s US market share and growth in the US ADHD market, together with price increases taken since 2011. These positive factors were partially offset by higher sales deductions and the effects of de-stocking in the nine months to September 30, 2012 compared to stocking in the same period in 2011.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

LIALDA/MEZAVANT product sales increased in the nine months to September 30, 2012, primarily as a result of higher US prescription demand and the effect of a price increase taken since 2011. These positive factors were partially offset by the effect of higher US sales deductions and destocking, together with lower priced imports into certain European markets in the nine months to September 30, 2012.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

Product sales of PENTASA increased in the nine months to September 30, 2012, primarily due to the benefit of price increases taken since 2011. This positive factor was offset by lower US prescription demand and higher sales deductions in the nine months to September 30, 2012 compared to the same period in 2011.

FOSRENOL – Hyperphosphatemia

FOSRENOL product sales decreased slightly in the nine months to September 30, 2012, as lower US prescription demand offset the effect of price increases taken since 2011, stocking in the nine months to September 30, 2012 compared to destocking in 2011, and lower sales deductions in 2012. Product sales of FOSRENOL outside the US were lower primarily due to the effect of unfavorable foreign exchange.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

Human Genetic Therapies

REPLAGAL – Fabry disease

The growth in REPLAGAL product sales was driven by the treatment of new patients being both naïve patients and switches from FABRAZYME. Reported REPLAGAL sales in 2012 were impacted by unfavorable foreign exchange, due to weaker European currencies in the nine months to September 30, 2012 compared to the same period in 2011.

ELAPRASE – Hunter syndrome

The growth in sales of ELAPRASE was primarily driven by increased numbers of patients on therapy across all regions in which ELAPRASE is sold. Reported ELAPRASE sales were also impacted by unfavorable foreign exchange and the timing of shipments to markets with large, infrequent orders.

VPRIV – Gaucher disease

Growth in patients being treated with VPRIV continues, driven both by new naïve patients and those switching from CEREZYME. VPRIV sales were also impacted by unfavorable foreign exchange.

FIRAZYR – Hereditary Angioedema

The significant growth in FIRAZYR sales was driven primarily by the US market, following the launch in the fourth quarter of 2011, where the Company continues to see both good growth in new patients starting treatment and promising levels of repeat usage by existing patients. The more established markets in Europe also continue to grow following the approval of self administration in the first quarter of 2011. FIRAZYR sales were also impacted by unfavorable foreign exchange.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT product sales increased to $134.9 million in the nine months to September 30, 2012 compared to $52.0 million in 2011(1). DERMAGRAFT product sales in the second and third quarter of 2012 reflected the impact of an expected re-engineering of key areas of the Regenerative Medicine business including an ongoing restructuring of the sales and marketing organization and the implementation of a new commercial model, all of which is expected to position DERMAGRAFT for future sales growth.

(1) Shire acquired DERMAGRAFT through its acquisition of ABH on June 28, 2011. DERMAGRAFT product sales of $52.0 million in the nine months to September 30, 2011 solely relate to the post acquisition period.

Royalties

The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2012	2011	Change
	$'M	$'M	%
ADDERALL XR	62.2	66.6	-7
FOSRENOL	37.0	31.4	+18
3TC and ZEFFIX	34.8	64.1	-46
Other	20.4	37.7	-46
Total royalties	154.4	199.8	-23

Royalty income decreased as lower royalties from ADDERALL XR, 3TC and ZEFFIX and other products more than offset higher royalties from FOSRENOL.

Royalty income from ADDERALL XR was impacted by a lower royalty rate payable on sales of authorized generic ADDERALL XR by Impax, following launch of Actavis’ generic version in the second quarter of 2012.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products and the expiry of patents in certain territories. Also, since the second quarter of 2011 Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK, ViiV and Shire about how the relevant royalty rate should be applied given the expiry dates of certain patents. In October 2012 Shire, GSK and ViiV settled this disagreement and in the fourth quarter of 2012 Shire will recognize one-time royalty income in respect of prior periods of $38 million as a result.

Cost of product sales

Cost of product sales increased to $478.8 million for the nine months to September 30, 2012 (14% of product sales), up from $434.7 million in the corresponding period in 2011 (2011: 15% of product sales). The cost of product sales as a percentage of product sales slightly decreased in the nine months to September 30, 2012 as the fair value adjustment for DERMAGRAFT inventories and costs incurred on the transfer of manufacturing from Owings Mills in 2011 were not repeated in 2012.

For the nine months to September 30, 2012 cost of product sales included depreciation of $23.6 million (2011: $29.0 million) and amortization of $0.7 million (2011: $1.4 million).

R&D

R&D expenditure increased to $683.6 million for the nine months to September 30, 2012 (21% of product sales), compared to $556.3 million in the corresponding period in 2011 (19% of product sales). In the nine months to September 30, 2012 R&D included up-front payments totaling $23.0 million (2011: $nil) made to Sangamo and on acquisition of the US rights for prucalopride, and IPR&D impairment charges of $27.0 million (2011: $16.0 million). Excluding these costs R&D increased by $93.3 million or 17% in the nine months to September 30, 2012 due to the Company’s continued investment in a number of targeted R&D programs, including new uses of LDX, SPD602 acquired with FerroKin and VASCUGEL from Pervasis. R&D in 2012 also included a full nine months of ABH’s R&D costs (ABH was acquired in late June 2011). R&D expenditure in 2012 compared to 2011 also benefited from favorable foreign exchange.

R&D in the nine months to September 30, 2012 included depreciation of $18.3 million (2011: $16.4 million), and impairment charges in respect of the Company’s RESOLOR IPR&D intangible assets of $27.0 million (2011: $16.0 million).

SG&A

SG&A expenditure increased to $1,448.4 million (44% of product sales) for the nine months to September 30, 2012 from $1,295.3 million (45% of product sales) in the corresponding period in 2011. SG&A as a percentage of product sales decreased in 2012 compared to 2011 reflecting the Company’s continuing focus on effective cost management, and some favorable foreign exchange. SG&A in 2012 also included a full nine months of ABH’s SG&A costs (ABH was acquired in late June 2011), costs of $40.4 million related to the settlement of litigation and external legal costs, and higher intangible amortization expense than the same period in 2011.

For the nine months to September 30, 2012 SG&A included depreciation of $42.3 million (2011: $46.4 million) and amortization of $146.6 million (2011: $119.1 million).

(Gain)/loss on sale of product rights

For the nine months to September 30, 2012 Shire recorded a gain on sale of product rights of $16.5 million (2011: loss of $3.8 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Integration and acquisition costs

For the nine months to September 30, 2012 Shire recorded integration and acquisition costs of $15.1 million (2011: $7.9 million). In the nine months to September 30, 2012 integration and acquisition costs included costs relating to the acquisition of Ferrokin and certain assets and liabilities for Pervasis, the integration of ABH and changes to the fair value of contingent consideration payable for the Ferrokin and Pervasis acquisitions. In the nine months to September 30, 2011 integration and acquisition costs comprised integration costs for ABH and Movetis, offset by the release of the contingent consideration liability for EQUASYM.

Interest expense

For the nine months to September 30, 2012 the Company incurred interest expense of $29.0 million (2011: $28.8 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Other income/(expense), net

For the nine months to September 30, 2012 other income/(expense), net was $3.6 million (2011: $15.9 million). In the nine months to September 30, 2011 other income/(expense), net included a gain of $23.5 million on disposal of the Company’s investment in Vertex, and foreign exchange losses.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognised.  In the nine months to September 30, 2012 the effective tax rate was 17% (2011: 24%). The effective rate of tax in the nine months to September 30, 2012 was lower than the nine months to September 30, 2011 due primarily to favorable changes in profit mix.

Financial condition at September 30, 2012 and December 31, 2011

Cash and cash equivalents

Cash and cash equivalents increased by $701.9 million to $1,321.9 million (December 31, 2011: $620.0 million). Cash generated by operating activities of $1,011.2 million more than offset the cost of acquiring FerroKin, other capital expenditure, the dividend payment and the purchase of shares by the EBT.

Inventories

Inventories increased by $87.4 million to $427.5 million (December 31, 2011: $340.1 million), due to higher inventory levels for a number of the Company’s products, particularly in the HGT operating segment.

Goodwill

Goodwill increased by $46.6 million to $639.2 million (December 31, 2011: $592.6 million), principally due to goodwill arising on the acquisition of FerroKin.

Other intangible assets, net

Other intangible assets increased by $100.6 million to $2,593.6 million (December 31, 2011: $2,493.0 million), due to IPR&D assets acquired with FerroKin and from Pervasis, and additions in respect of other intellectual property rights acquired in the period, offset by intangible asset amortization and IPR&D impairment charges.

Other non-current liabilities

Other non-current liabilities increased by $127.2 million to $271.5 million (December 31, 2011: $144.3 million) due to the recognition of non-current contingent consideration payable related to the FerroKin and Pervasis business combinations and the license agreement with Mt. Sinai.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the EBT of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; the timing and quantum of purchases of Shire shares under the share buy-back program; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $1,321.9 million of cash and cash equivalents at September 30, 2012. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). The Bonds were potentially redeemable at the option of Bondholders at their principal amount including accrued and unpaid interest on May 9, 2012 (the “Put Option”), and remain redeemable following the occurrence of a change of control of Shire. On April 9, 2012 the deadline for Bondholders to choose to exercise the Put Option passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity date. In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash/ debt position (excluding restricted cash), as at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	$ ’M	$ ’M
Cash and cash equivalents1	1,321.9	620.0
Convertible bonds	1,100.0	1,100.0
Other	9.4	8.2
Total debt	1,109.4	1,108.2
Net cash/(debt)	212.5	(488.2)

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

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2012 increased by 52% or $347.0 million to $1,011.2 million (2011: $664.2 million), principally due to higher cash receipts from higher product sales, which include significant cash receipts from government-supported healthcare providers in Spain in the second quarter of 2012, and lower cash tax payments.

Net cash used in investing activities was $215.6 million in the nine months to September 30, 2012, relating to the payment of $97.0 million to acquire Ferrokin and certain assets and liabilities from Pervasis, $43.5 million for the purchase of intangible assets, and $91.6 million on the purchase of PP&E.

Net cash used in investing activities was $762.0 million in the nine months to September 30, 2011, principally relating to the payment of $723.5 million to acquire ABH and expenditure on property, plant and equipment of $135.9 million, offset by proceeds of $94.7 million received on the disposal of substantially all of Shire’s holding in Vertex. Capital expenditure on property, plant and equipment includes $78.0 million on construction work at HGT’s facility at Lexington Technology Park.

Net cash used in financing activities was $88.6 million for the nine months to September 30, 2012, principally the dividend payment and the purchase of shares by the EBT, which more than offset the excess tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $176.8 million for the nine months to September 30, 2011, principally due to the dividend payment, the purchase of shares by the EBT and the repayment of debt acquired with ABH, offset by the tax benefit associated with the exercise of stock options.

Obligations and commitments

During the nine months to September 30, 2012 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Share buy-back program

On October 25, 2012 the Company announced that it was initiating a share buy-back program of up to $500 million. This buy-back program will not constrain the Company’s ability to execute its strategy of generating shareholder value through organic growth and acquisitions which further enhance the quality and growth potential of the business. The buy-back program is within the terms of the authority granted by shareholders at the 2012 Annual General Meeting.

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

Contingent Consideration Payable

Contingent consideration payable represents the fair value of future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations and the license acquired from Mt Sinai. The amount of consideration ultimately payable under these arrangements is dependent on the achievement of certain future development, regulatory and sales milestones or the level of future royalties payable for the relevant licensed product. The fair value of the Company’s contingent consideration payable at September 30, 2012 was $133.4 million (December 31, 2011: $nil).

The Company re-measures its contingent consideration payables to fair value each reporting period. Any changes to the fair value of contingent consideration payables in respect of the FerroKin and Pervasis business combinations are recorded to integration and acquisition costs in the Company’s consolidated income statement. Any changes to the fair value of contingent consideration payables in respect of the license acquired from Mt Sinai are recorded as an increase / (decrease) to the associated intangible asset, with a prospective adjustment to intangible asset amortization in periods subsequent to any such change.

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

As at September 30, 2012 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit 4.06 to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.11 to Shire's Form 10-K filed on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(29)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(31)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(36)	Incorporated by reference to Exhibit 10.22 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(40)	Incorporated by reference to Exhibit 10.26 to Shire's Form 10-K filed on February 26, 2010.

(41)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(42)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2012	/s/ Angus Russell Angus Russell Chief Executive Officer

Date: November 2, 2012	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer