Form 10-K
period 2012-12-31
Shire plc
filed 2013-02-25
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  [X]    No    [  ]

As at June 30, 2012, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $16 billion. This was computed using the average bid and asked price at the above date.

As at February 15, 2013, the number of outstanding ordinary shares of the Registrant was 562,561,878.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, that:

•	Shire’s products may not be a commercial success;

•	revenues from ADDERALL XR are subject to generic erosion;

•	the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payors in a timely manner for Shire's products may impact future revenues and earnings;

•
Shire relies on a single source for manufacture of certain of its products and a disruption to the supply chain for those products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis;

•
Shire uses third party manufacturers to manufacture many of its products and is reliant upon third party contractors for certain goods and services, and any inability of these third party manufacturers to manufacture products, or any failure of these third party contractors to provide these goods and services, in each case in accordance with its respective contractual obligations, could adversely affect Shire’s ability to manage its manufacturing processes or to operate its business;

•
the development, approval and manufacturing of Shire’s products is subject to extensive oversight by various regulatory agencies and regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

•
the actions of certain customers could affect Shire 's ability to sell or market products profitably and fluctuations in buying or distribution patterns by such customers could adversely impact Shire’s revenues, financial conditions or results of operations;

•
investigations or enforcement action by regulatory authorities or law enforcement agencies relating to Shire’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines;

•
adverse outcomes in legal matters and other disputes, including Shire’s ability to obtain, maintain, enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on Shire’s revenues, financial condition or results of operations;

and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including those risks outlined in “Item 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the years ended December 31, 2012 and 2011.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-K:

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
APLIGRAF® (trademark of Organogenesis, Inc. (“Organogenesis”))
APRISO® (trademark of Salix Pharmaceuticals, Ltd. (“Salix”))
ASACOL® (trademark of Medeva Pharma Suisse AG (used under license by Warner Chilcott Company, LLC (“Warner Chilcott”)))
ATRIPLA® (trademark of Bristol Myers Squibb Company and Gilead Sciences, Inc. (“Gilead”))
BERINERT P® (trademark of Aventis Behring GmbH)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CINRYZE® (trademark of Viropharma Biologics, Inc.)
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
COMBIVIR® (trademark of GlaxoSmithKline (“GSK”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (human fibroblast-derived dermal substitute)
DYNEPO® (trademark of Sanofi-Aventis)
ELAPRASE® (idursulfase)
ELELYSO® (trademark of Pfizer Inc.)
ELVANSE® (lisdexamfetamine dimesylate)
EPIFIX® (trademark of Surgical Biologics, LLC)
EPIVIR® (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM) (trademark of GSK)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOCALIN® (trademark of Novartis AG)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
INTUNIV® (guanfacine extended release)
KALBITOR® (trademark of Dyax Corporation)
KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))
KIVEXA® (trademark of Viiv Healthcare UK Ltd)
LIALDA® (trademark of Nogra International Limited
MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))
METADATE CD® (trademark of UCB Pharma, S.A.)
MEZAVANT® (trademark of Giuliani International Limited)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))
MOVICOL® (trademark of Edra AG, S.A.)
OASIS® (trademark of Healthpoint, Ltd. (“Healthpoint”))
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
QUILLIVANT (trademark of Next Wave Pharmaceuticals, Inc.)
REGRANEX® (trademark of Healthpoint)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of Johnson & Johnson (“J&J”), excluding UK and Republic of Ireland)
REMINYL XL™ (galantamine hydrobromide) (UK and Republic of Ireland) (trademark of J&J, excluding UK and Republic of Ireland)
RENASYS® (trademark of Smith & Nephew Plc (“Smith & Nephew”))
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
RITALIN LA® (trademark of Novartis AG)
RUCONEST® (trademark of Pharming Intellectual Property B.V.)
SALOFALK® (trademark of Dr Falk Pharma)
STRATTERA® (trademark of Eli Lilly and Company)
THERASKIN® (trademark of Soluble Systems, LLC)

TRIZIVIR® (trademark of GSK)
TRUVADA® (trademark of Gilead)
TYVENSE® (lisdexamfetamine dimesylate)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2012 Form 10-K Annual Report
Table of contents

PART I
ITEM 1. BUSINESS
General	7
Strategy	7
2012 highlights	7
Financial information about operating segments	8
Sales and marketing	8
Manufacturing and distribution	21
Intellectual property	23
Competition	26
Government regulation	28
Third party reimbursement	29
Responsibility	30
Employees	30
Available information	31

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.

The Company has grown through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to evaluate companies, products and pipeline opportunities that offer a good strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders: patients, physicians, policy makers, payors, investors and employees.

Strategy

The Company’s vision is to imagine and lead the future of healthcare for people with life-altering conditions, creating value for society. The Company’s strategy for achieving its vision is to focus on treatments and services for symptomatic conditions in areas of high medical need, so patients experience a noticeable and ongoing improvement in their lives. Through deep understanding of patients’ needs, the Company develops and provides healthcare in the areas of:

•	Behavioral Health and Gastro Intestinal conditions;
•	Rare Genetic Diseases; and
•	Regenerative Medicine;

as well as other symptomatic conditions treated by specialist physicians. To serve different patient groups, the Company operates in three distinct business units: Specialty Pharmaceuticals (“SP”), Human Genetic Therapies (“HGT”) and Regenerative Medicine (“RM”). The Company’s businesses each have their own commercial infrastructures, dedicated research and development (“R&D”) and supply chain management and appropriate global reach.

2012 Highlights

See “Currently marketed products” and “Products under development” below for a full discussion of 2012 Product, pipeline and business highlights, including:

Pipeline development:

•	the approval through the European Decentralised Procedure for an oral powder formulation of FOSRENOL;

•
the initiation of Phase 3 clinical trials for lisdexamfetamine dimesylate (“LDX”) (marketed as VYVANSE in the US for the treatment of attention deficit and hyperactivity disorder (“ADHD”)) for the treatment of negative symptoms of schizophrenia (“NSS”) and binge eating disorder (“BED”);

•	the completion of the Phase 1/2 clinical trials for HGT 2310 for the treatment of Hunter syndrome with CNS symptoms and HGT 1410 for Sanfilippo A syndrome;

•	the initiation of Phase 3 clinical trials for ABH001 for the treatment of Epidermolysis Bullosa (“EB”);

Geographical expansion:

•	the approval of DERMAGRAFT in Canada for the treatment of diabetic foot ulcers (“DFU”);

•	positive outcome from the European Decentralised Procedure (“DCP”) for ELVANSE (marketed as VYVANSE in the US and to be known as TYVENSE in Ireland);

•	Shionogi co-development and co-commercialization agreement for VYVANSE and INTUNIV in Japan.

Business development:

•	the acquisition of the US rights to prucalopride (marketed in certain countries in Europe as RESOLOR);

•
the acquisition of FerroKin BioSciences, Inc. (“FerroKin”) which added global rights to a Phase 2 product, SPD 602 (formerly referred to as FBS0701), for the treatment of iron overload to Shire’s SP pipeline;

•	the acquisition of substantially all of the assets and certain liabilities of Pervasis Therapeutics, Inc. (“Pervasis”), which added SRM-003 (formerly VASCUGEL) to Shire’s RM business;

Collaboration and in-licensing:

•
the initiation of a collaboration and license agreement with Sangamo Biosciences Inc. (“Sangamo”) to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology.

Financial information about operating segments

Shire’s internal financial reporting is consistent with its business unit and management reporting structure. The Company has three business units and three reporting segments: SP, HGT and RM. Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within SP and HGT and of medical devices within RM. The Company also earns royalties and milestone payments (where Shire has out-licensed certain product rights to third parties) which are recorded as revenues. Segment revenues, profits or losses and assets for 2012, 2011 and 2010 are presented in Note 23 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2012 the Company employed 2,207 (2011: 2,395) sales and marketing staff to service its operations throughout the world, including its major markets in the US and Europe.

Currently marketed products

The table below lists the Company’s material marketed products at December 31, 2012 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

SP

Products	Disease area	Owner/licensor	Key territories

Treatments for ADHD

VYVANSE/VENVANSE (lisdexamfetamine dimesylate)	ADHD	Shire	US, Europe, Canada and Brazil (1)

ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

INTUNIV (extended release guanfacine)	ADHD	Shire	US

EQUASYM (methylphenidate hydrochloride) modified release (XL)	ADHD	Shire	Europe and Latin America(2)

Treatments for gastrointestinal (“GI”) diseases

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative colitis	Nogra SpA	US, Canada and Europe (2,3)

PENTASA (mesalamine)	Ulcerative colitis	Shire	US

RESOLOR (prucalopride)	Chronic constipation in women	Shire	Europe

Treatments for diseases in other therapeutic areas
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 4)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (2)

HGT

Products	Disease area	Owner/licensor	Key territories

REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(5)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	US, Europe, Latin America and Asia Pacific(6)

VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Shire	US, Europe and Latin America

FIRAZYR (icatibant)	Hereditary Angioedema (“HAE”)	Shire	US, Europe and Latin America

RM

Products	Disease area	Owner/licensor	Key territories

DERMAGRAFT (human fibroblast-derived dermal substitute)	Diabetic Foot Ulcers (“DFU”)	Shire	US and Canada

(1) The product is marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVENSE.
(2) Marketed by distributors in certain markets.
(3) Marketed in US as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
(4) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”).
(5) Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”).
(6) Marketed in Asia Pacific under license by Genzyme.

Specialty Pharmaceuticals

Treatments for ADHD

ADHD is a chronic neurobehavioral disorder that manifests as a persistent pattern of inattention and/or hyperactivity-impulsivity that is more frequent and severe than is typically observed in individuals at a comparable level of development. Although there is no cure for ADHD, there are accepted treatments that have been demonstrated to improve symptoms. Standard treatments include educational approaches, psychological therapies that may include behavior modification, and/or medication.

The worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, approximately 9.5% of all school-aged children (4-17 years old) have been diagnosed with ADHD at some point in their lives. However, only two-thirds (66.3%) of those with a current ADHD diagnosis were taking medication (CDC, 2010). Over 50% of children may have symptoms that persist into adulthood. According to the results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is estimated to affect 4.4% of US adults aged 18 to 44. The international ADHD market was $0.97 billion in 2011 (moving annual total (“MAT”) Q3 2011) and grew 13.7% to reach $1.1 billion in the same period in 2012.

According to IMS Health National Prescription Audit (“IMS NPA”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US market for ADHD treatments was valued at approximately $8.4 billion for the twelve months ending December 31, 2012, an increase of 15% from the twelve months ending December 31, 2011.

VYVANSE/ VENVANSE/ ELVANSE/ TYVENSE

VYVANSE is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolized in the body.

The US Food and Drug Administration (“FDA”) approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008, for adolescents aged 13 to 17 in November 2010 and for maintenance treatment in adults with ADHD in January 2012, the first product in its class with this indication. VYVANSE is available in the US in six dosage strengths: 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

VYVANSE had New Chemical Entity (“NCE”) exclusivity through to February 23, 2012 and is also covered by US patents of which the last to expire remain in effect until June 29, 2023.

VYVANSE was approved by Health Canada for the treatment of ADHD in paediatric patients aged 6 to 12 in February 2009, for adolescents and adults in November 2010, and was launched in Canada in February 2011.

VENVANSE was granted marketing authorization by ANVISA, the Brazilian health authority, for the treatment of ADHD in children aged 6-12, and launched in April 2011.

ELVANSE/TYVENSE received a positive outcome from the European Decentralised Procedure in December 2012. ELVANSE is indicated as part of a comprehensive treatment program for ADHD in children aged 6 years of age and over when response to previous methylphenidate treatment is considered clinically inadequate. Product labelling has been agreed by eight countries (UK, Germany, Sweden, Spain, Norway, Finland, Denmark, and Ireland). Marketing Authorization approvals have been granted by the UK and Ireland and launches are planned in the first half of 2013.  Marketing Authorizations approvals in the remaining countries are expected throughout the first half of 2013.

Litigation proceedings relating to the Company’s VYVANSE patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD, which uses MICROTROL drug delivery technology and is designed to provide once-daily dosing. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules.

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

In October 2005 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference ADDERALL XR before they can be approved. In June 2012 Shire received a ruling from the FDA on the Citizen Petition.  In its response, the FDA stated that it will require that all abbreviated new drug applications (“ANDAs”) will have to establish bioequivalence using partial area under the curve measurements at multiple time points post-dosing and for both d- and l-amphetamine. The FDA response is consistent with recent decisions on other long-acting ADHD products.

Litigation proceedings relating to ADDERALL XR are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV

INTUNIV is the first in a new class of approved ADHD medications, a selective alpha-2A receptor agonist indicated for the treatment of ADHD. Alpha-2A-adrenoceptors strengthen working memory networks by inhibiting cAMP-HCN channel signalling in the prefrontal cortex (Cell. 2007;129:397-410). INTUNIV is non-scheduled and has no known potential for abuse or dependence.

The FDA approved INTUNIV as a once-daily monotherapy treatment of ADHD in children and adolescents aged 6 to 17 and as adjunctive therapy to stimulants in February 2011. It is available in 1mg, 2 mg, 3 mg and 4 mg tablets.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding the US, Canada and Barbados) to EQUASYM immediate release and modified release (XL) preparations for the treatment of ADHD in children and adolescents aged 6 to 17.  Shire is focusing exclusively on the XL form. At December 31, 2012 EQUASYM XL was commercially available in 10 countries in 10mg, 20mg and 30mg strengths. EQUASYM XL is marketed in Mexico and South Korea under the trade name METADATE CD.

Treatments for GI diseases - Ulcerative Colitis (“UC”)

Ulcerative Colitis was estimated to affect approximately 1.2 million patients in major markets (US and EU5) in 2010 according to Ulcerative Colitis: Decision Resources’ Market Forecast and Opportunity Analysis (May, 2012). Ulcerative colitis is a serious chronic inflammatory disease of the colon in which part or all of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for inflammatory bowel disease is mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

LIALDA/MEZAVANT

LIALDA is indicated in the US and Canada for the induction of remission in patients with mild to moderately active UC and for the maintenance of remission of UC. The addition of the indication for maintenance of remission of ulcerative colitis was approved by Health Canada in February 2011 and by the FDA in July 2011.  LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine indicated for the induction and maintenance of remission.  LIALDA contains the highest commercially available mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. In 2012, the FDA issued draft bioequivalency guidance for orally-delivered delayed or extended-release mesalamine-based drugs (including LIALDA and PENTASA; see PENTASA section below).

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in 2007 in the EU and Canada, at December 31, 2012 LIALDA/MEZAVANT (this product is marketed outside the US as MEZAVANT) was commercially available in 19 countries either directly or through distributor arrangements.

Litigation proceedings relating to the patents protecting LIALDA are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA

PENTASA controlled release capsules are marketed by Shire in the US and are indicated for the induction of remission and for the treatment of patients with mild to moderately active UC.

PENTASA is an ethylcellulose-coated, controlled release capsule formulation designed to release therapeutic quantities of mesalamine throughout the gastrointestinal tract. PENTASA is available in the US in 250mg and 500mg capsules.

In September 2008 the Company filed a Citizen Petition with the FDA requesting that the FDA require more rigorous bioequivalence testing for generic or follow-on drug products that reference PENTASA before they can be approved. On August 24, 2010 Shire received a ruling from the FDA on the Citizen Petition. The ruling granted Shire’s request with regard to the requirement that bioequivalence to PENTASA be shown by dissolution testing and further imposed a requirement for rigorous pharmacokinetic data. The ruling denied the request that studies with clinical endpoints should also be required because the FDA concluded that comparative clinical endpoint studies would be less sensitive, accurate and reproducible than pharmacokinetic studies. In September 2012, the FDA issued draft bioequivalency guidance for orally-delivered delayed or extended-release mesalamine-based drugs (including LIALDA and PENTASA).  These guidelines lay out a three-study approach for generic approval which includes fed and fasting studies with rigorous pharmacokinetic analyses and an in vitro dissolution study covering a range of pH values.  These recommendations are consistent with the FDA’s August 2010 response to the ASACOL and PENTASA Citizen Petitions.

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

RESOLOR

RESOLOR is the first of a new generation of selective, high-affinity 5-HT4 receptor agonists that stimulates gastrointestinal motility and acts primarily on different parts of the lower gastrointestinal tract (prokinetic).

In October 2009 RESOLOR was approved by the EMA throughout the EU as a once daily oral treatment for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. In July 2010, Swissmedic granted RESOLOR marketing authorization in Switzerland for the treatment of idiopathic chronic constipation in adults for whom the currently available treatment options involving dietary measures and laxatives do not provide sufficient effect. RESOLOR is available in 1mg and 2mg dose strengths, both for once-daily dosing. As of December 31, 2012 RESOLOR was available in 17 EU countries.

On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride in the US pursuant to an agreement with Janssen Pharmaceutica N.V., part of the J&J Group.

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in end-stage renal disease (stage 5) receiving dialysis and, from October 2009, is also indicated in the EU for the treatment of adult patients with CKD who are not on dialysis with serum phosphate > 1.78 mmol/L (5.5 mg/dL) in which a low phosphate diet alone is insufficient to control serum phosphate levels. It is estimated that there are approximately 2 million patients worldwide with end-stage renal disease on dialysis (Nephrol Dial Transplant, 2005). In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the blood phosphate levels can become elevated (hyperphosphatemia). The Kidney Disease Improving Global Outcomes (KDIGO) guidelines recommend that serum phosphate levels in CKD patients should be managed towards normal (Kidney International, 2009). FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased.

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and the 750mg and 1,000 mg dosage strengths were approved in 2005. In March 2009 FOSRENOL was launched in Japan. An oral powder formulation was approved and made available in certain European countries in 2012.

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

XAGRID is marketed in Europe for the reduction of elevated platelet counts in at-risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has been granted orphan drug status in the EU, providing it with up to ten years market exclusivity from November 2004.

In the US, anagrelide hydrochloride is sold by the Company under the trade name AGRYLIN for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN have been available in the US market since expiration of marketing exclusivity in 2005.

Human Genetic Therapies

REPLAGAL

REPLAGAL is currently the global market leader for the treatment of Fabry disease. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function which often progresses to kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 27,000 people (Spada et al, 2006).

REPLAGAL is a fully human alpha-galactosidase A protein made in human cells that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization in the EU. At December 31, 2012 REPLAGAL was approved in 46 countries excluding the US.

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

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the EMA in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to 7 and 10 years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization. ELAPRASE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Affordable Care Act.

ELAPRASE received approval from the Ministry of Health, Labour and Welfare in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2012 ELAPRASE was approved in 51 countries.

VPRIV

VPRIV is a treatment for Type 1 Gaucher disease. Gaucher disease is a rare, inherited genetic disorder which results in a deficiency of the lysosomal enzyme beta-glucocerebrosidase. This enzymatic deficiency causes an accumulation of glucocerebroside, primarily in macrophages called Gaucher cells in the liver, spleen, bone marrow, and other organs. The accumulation of glucocerebrosidase in Gaucher cells in the liver and spleen leads to organomegaly. Presence of Gaucher cells in the bone marrow and spleen leads to clinically significant anemia and thrombocytopenia. The disease is estimated to affect 1 in 40,000 individuals, with a higher incidence in the Ashkenazi Jewish population (Sidransky et al, 2010, and National Gaucher Foundation).

VPRIV was approved by the FDA in February 2010 for the long-term treatment of patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV in August 2010. VPRIV was authorized as an orphan medicine through the Centralised Procedure in Europe with up to ten years market exclusivity from August 2010. VPRIV also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Affordable Care Act.

At December 31, 2012 VPRIV was approved in 40 countries.

FIRAZYR

FIRAZYR is a first-in-class peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE. HAE is a debilitating and potentially life-threatening genetic disease characterized by unpredictable recurring swelling attacks in the hands, feet, face, larynx, or abdomen. The disease is estimated to affect approximately 1 in 50,000 individuals (Bowen et al, 2008).

In July 2008 the EMA granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE, and in May 2011 approved FIRAZYR for self-administration after training in subcutaneous injection technique by a healthcare professional. In August 2011 the FDA granted marketing approval for FIRAZYR in the US for treatment of acute attacks of HAE in adults aged 18 and older and, after injection training, patients may self-administer FIRAZYR. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to 7 and 10 years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

At December 31, 2012 FIRAZYR was approved in 38 countries.

Regenerative Medicine

DERMAGRAFT

DERMAGRAFT is a bio-engineered skin substitute that assists in restoring damaged tissue.

DERMAGRAFT is indicated for use in the treatment of full-thickness DFUs greater than six weeks in duration, which extend through the dermis, but without tendon, muscle, joint capsule, or bone exposure.  DFUs are open sores or ulcers on the feet that can occur in people with diabetes as a result of peripheral neuropathy, or damage to the nerves, and can severely compromise a patient’s quality of life. It is estimated that approximately 2 million people annually in the US are diagnosed with a DFU, of which an estimated 30% are eligible for treatment with DERMAGRAFT, based on its approved indication (Snyder et al. 2010).

DERMAGRAFT was approved by the FDA in 2001 as a Class III medical device for the treatment of DFUs and was approved by Health Canada as a Class IV medical device for the treatment of DFUs in September 2012.  DERMAGRAFT is also approved for the treatment of DFUs in Israel, Mexico and Malaysia and the Company is exploring commercialization opportunities for those countries.

Royalties received from other products

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. Royalty terms expired in most territories outside of the US during 2012. In the US, royalty terms expire between 2014 and 2018.

ADHD

ADDERALL XR

Shire receives royalties from Impax’s sales of its authorized generic version of ADDERALL XR. From the third quarter of 2012 Shire also started receiving royalties from Actavis’ sales of their generic version of ADDERALL XR.

Hyperphosphatemia

FOSRENOL

The Company licensed the rights to FOSRENOL in Japan to Bayer in December 2003. Bayer launched FOSRENOL in Japan in March 2009.  Shire receives royalties from Bayer’s sales of FOSRENOL in Japan. The Company has also received milestone payments from Bayer based on the achievement of certain sales thresholds and may receive further milestone payments in the future if certain sales thresholds are achieved.

Other royalties

The Company has licensed the rights to certain other products to third parties and receives royalties on third party sales.

Products under development

The Company focuses its development resources on projects within its core therapeutic areas of behavioral health, GI, HGT and RM, as well as early development projects in additional therapeutic areas. Total R&D expenditures of $965.5 million, $770.7 million and $661.5 million were incurred in the years ended December 31, 2012, 2011 and 2010 respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2012 by disease areas indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on pages 23-25 of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status at December 31, 2012	The Company’s territorial rights
SP

Treatments for Behavioral Health
INTUNIV (extended release guanfacine)	ADHD	Registration in Canada (Regulatory submission in Q4 2011)	Global

VYVANSE (lisdexamfetamine dimesylate)	ADHD maintenance treatment in children and adolescents	Registration in US (Regulatory submission in Q2 2012)	Global

INTUNIV	ADHD in children and adolescents	Phase 3 in EU (entered Phase 3 in Q2 2010)	Global

LDX (lisdexamfetamine dimesylate)	Adjunctive therapy in MDD	Phase 3 in US (entered Phase 3 in Q4 2011)	Global

LDX (lisdexamfetamine dimesylate)	BED in adults	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

LDX (lisdexamfetamine dimesylate)	NSS	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

LDX (lisdexamfetamine dimesylate)	ADHD in children and adolescents	Phase 2-ready in Japan	Global(1)

INTUNIV	ADHD in children and adolescents	Phase 3-ready in Japan	Global(1)

SPD554	Various central nervous system (“CNS”) disorders	Phase 2-ready	Global

Treatments for GI diseases

RESOLOR (prucalopride)	Chronic Constipation (Males)	Phase 3 in EU (entered Phase 3 in Q4 2010)	Europe

SPD 555 (prucalopride)	Chronic Constipation	Phase 3-ready in US	US (2)

SPD 557	Refractory gastroesophageal reflux disease (“rGERD”)	Phase 2	Europe and North America

Treatments for diseases in other therapeutic areas

XAGRID	Essential thrombocythaemia	Phase 3 in Japan (entered Phase 3 in Q4 2010)	Global

SPD 602 (FBS 0701)	Chronic Iron-overload	Phase 2	Global

HGT

FIRAZYR	ACE inhibitor-induced Angioedema	Registration in Europe Phase 3 ready in US	Global

HGT- 4510	Duchenne Muscular Dystrophy (“DMD”)	Phase 2a (currently on clinical hold)	Global

HGT- 2310	Hunter Syndrome with CNS symptoms	Phase 1/ 2	Global (3)

HGT- 1410	Sanfilippo A Syndrome (MPS IIIA)	Phase 1/ 2	Global(3)

HGT- 1110	Metachromatic Leukodystrophy (“MLD”)	Phase 1/ 2	Global

RM

ABH 001	EB	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

SRM - 003	Arteriovenous (“AV”) access in hemodialysis patients	Phase 2	Global

(1)	Under co-development with Shionogi as a result of a license and collaboration agreement.
(2)	US rights were acquired from J&J in January 2012.
(3)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.

SPECIALTY PHARMACEUTICALS

Treatments for Behavioral Health

INTUNIV for the treatment of ADHD in Canada
In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. Health Canada accepted the NDS for screening in December 2011.

VYVANSE for the treatment of ADHD in the US

In September 2012, the FDA accepted the filing for review of a supplemental New Drug Application (“sNDA”) for VYVANSE (lisdexamfetamine dimesylate) Capsules, (scheduled as CII) seeking approval as a maintenance treatment in children and adolescents ages 6 to 17 years with ADHD. There are currently no stimulants approved for maintenance treatment in children and adolescents ages 6 to 17 years with ADHD. The FDA has issued a Prescription Drug User Fee Act (“PDUFA”) action date of April 29, 2013.

INTUNIV for the treatment of ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU is in Phase 3 development.

LDX1 for the treatment of inadequate response in MDD

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD is ongoing with headline data expected in the second half of 2013.

(1)   LDX, currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

LDX for the treatment of BED

A Phase 3 clinical program to evaluate the efficacy and safety of LDX in adults with BED was initiated in the fourth quarter of 2012.

LDX for the treatment of NSS
A Phase 3 clinical program to evaluate the efficacy and safety of LDX as adjunctive treatment to antipsychotic medications on negative symptoms in adults who have persistent predominant NSS was initiated in the fourth quarter of 2012.

LDX for the treatment of ADHD in Japan
Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. The LDX program is Phase 2-ready.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including INTUNIV. The INTUNIV program is Phase 3-ready.

SPD - 554 (selective α2A agonist) for the treatment of various CNS disorders

The completed Phase 1 program supports planned progression in two different CNS-related indications: hyperactivity in Autism Spectrum Disorder (and potentially other domains where the mechanism may show benefit) and Pediatric Anxiety Disorder. This program is Phase 2-ready. Progression of a program in ADHD has been discontinued.

Treatments for GI diseases

RESOLOR for the treatment of chronic constipation in males

A Phase 3 European clinical trial to further assess the efficacy of RESOLOR for the treatment of chronic constipation in males was initiated in 2010 and is ongoing.

SPD - 555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V.  This product is Phase 3-ready and definitive plans will be implemented following discussions with regulatory authorities.

SPD - 557 for the treatment of rGERD

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

Treatments for diseases in other therapeutic areas

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program has been initiated in Japan to assess the safety and efficacy of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

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

Projects in pre-clinical development

A number of additional projects are underway in various stages of pre-clinical development for the SP business.

Development projects discontinued or de-prioritized in the year to December 31, 2012

The Company has discontinued or de-prioritized the following development projects during the year to December 31, 2012:

•	LIALDA/MEZAVANT for the treatment of diverticulitis.

•	LDX (currently marketed as VYVANSE in the US for the treatment of ADHD) for the treatment of Excessive Daytime Sleepiness (“EDS”).

•	SPD - 535 for the treatment of improvement in potency of arteriovenous access in hemodialysis patients.

•	SPD - 554 for the treatment of ADHD.

HUMAN GENETIC THERAPIES

FIRAZYR for the treatment for Acute Angiotensin Converting Enzyme Inhibitor-Induced Angioedema ( ACE-I AE)

In December 2012, Shire submitted a supplemental Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”) seeking approval for FIRAZYR for the treatment of ACE-I AE in Europe. Depending upon the outcome of discussions with the FDA about appropriate development pathways for FIRAZYR as a possible ACE-I AE treatment option, Phase 3 studies for the US market could begin in 2013.

HGT- 4510 for DMD

HGT- 4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the activin receptor type IIB (“ActRIIB”) class of molecules being developed by Acceleron. The lead ActRIIB drug candidate, HGT-4510 is in development for the treatment of patients with DMD. The Phase 2a trial is on clinical hold.  This product has been granted orphan designation in the US and the EU.

HGT- 2310 for the treatment of Hunter syndrome with CNS symptoms

HGT- 2310 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010 which has now completed. The top line results of this trial indicate that HGT- 2310 appears to be well tolerated at all three doses studied during the timeframe of the trial. Furthermore, dose-dependent drug activity in vivo was evidenced by a decline in glycosaminoglycan (“GAG”) levels in cerebrospinal fluid following treatment, a biomarker of metabolic activity. Full results from this trial will be presented at the American College of Medical Genetics (“ACMG”) meeting in March 2013. Shire is currently planning a pivotal clinical trial which is expected to initiate in the second half of 2013, subject to customary regulatory interactions with the FDA and EMA. This product has been granted orphan designation in the US.

HGT- 1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT- 1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome, a LSD. The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. The top line results of this trial indicate that HGT- 1410 appears to be safe and well tolerated at all three doses studied during the timeframe of the trial. Furthermore, dose-dependent drug activity in vivo was evidenced by a decline in GAG levels in cerebrospinal fluid following treatment. Full results from this trial will be presented at the ACMG meeting in March 2013. Shire is currently planning the next clinical trial for HGT- 1410, designed to measure a clinical response, which is expected to initiate in the second half of 2013, subject to customary regulatory interactions with the FDA and EMA. The product has been granted orphan drug designation in the US and in the EU.

HGT- 1110 for the treatment of Metachromatic Leukodystrophy

HGT-1110 is in development as an ERT delivered intrathecally for the treatment of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Projects in pre-clinical development and research

A number of additional pre-clinical and early stage research projects are also underway for the HGT business, including projects in Sanfilippo B syndrome and IgA nephropathy.

REGENERATIVE MEDICINE

ABH001– for the treatment of Epidermolysis Bullosa

ABH001 is in development for the treatment of EB, a rare genetic skin disease that causes the skin to be so fragile that the slightest friction results in painful blisters and open wounds. The company initiated a phase 3 study in the fourth quarter of 2012.  The FDA has granted Fast Track designation for this program.

SRM - 003 (formerly referred to as VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SRM - 003 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”).  This product has been granted orphan drug designation in the US and the EU. The Company has commenced work on two Phase 2 clinical trials and is targeting recruitment to begin in 2013.

Development projects discontinued or de-prioritized in the year to December 31, 2012

DERMAGRAFT – for the treatment of Venous Leg Ulcers

On August 24, 2011 Shire announced its preliminary analysis of the top-line results from the Phase 3 pivotal trial of DERMAGRAFT in subjects with VLU conducted by Advanced BioHealing, Inc. (“ABH”). The international pivotal trial was designed as a prospective, multicenter, randomized, controlled clinical study to assess the product’s safety and efficacy in the promotion of healing VLU. The preliminary analysis of the data was that the trial did not meet the primary endpoint mutually agreed with the FDA and EMA and a subsequent detailed analysis of the data set has confirmed this finding. Shire has discontinued this trial and has made no decision as to whether to conduct further studies in VLU for DERMAGRAFT.

Manufacturing and distribution

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its SP products and its HGT product FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plants in Cambridge and Lexington, Massachusetts, US for its HGT products, REPLAGAL, ELAPRASE and VPRIV, respectively and manufacturing capability for its RM product DERMAGRAFT at its manufacturing facility in La Jolla, California, US.

The Company currently has dual sources of API for VYVANSE, ADDERALL XR, LIALDA and PENTASA and is developing a second source for INTUNIV. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

In order to support the rapid growth of VPRIV and REPLAGAL, as well as to support clinical development, additional manufacturing capacity has been added in Lexington, Massachusetts, US. The facility has been approved for the purification of REPLAGAL API, and in November 2011 the Company submitted regulatory filings with both the EMA and the FDA for the production of VPRIV API at the new facility. On February 21, 2012 the EMA’s Committee for Medicinal Products for Human Use approved the production of VPRIV in this facility and this decision was adopted by the European Commission on March 26, 2012.

In first quarter of 2012, Shire received a Complete Response letter from the FDA regarding production of VPRIV drug substance at Lexington. In October 2012 Shire submitted its response to the matters raised in the Complete Response Letter, and continues to work closely with the FDA towards a satisfactory resolution.

Notwithstanding the ongoing discussions with the FDA, Shire continues to supply VPRIV to US patients through its existing approved US manufacturing facilities and has the capacity to meet the anticipated demand for VPRIV from current and new patients both in the US and globally.

DERMAGRAFT is grown from a cryopreserved master cell bank that was procured from a single neonatal foreskin sourced in 1990. The cell line has been qualified by the FDA and the Company performs extensive testing to help ensure the safety of the fibroblast cells in the master cell bank. In the second quarter of 2012, the Company announced plans to develop a Regenerative Medicine campus in San Diego, which will provide flexibility and increased capacity to develop and manufacture new regenerative medicine therapies.

Finished Product Manufacturing

The Company sources all of its SP products from third party contract manufacturers. HGT finished products are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for finished product manufacturing for ELAPRASE, REPLAGAL, VPRIV (in most markets) and VYVANSE and is developing a second source for the finished product manufacturing of LIALDA. The Company sources finished product for ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, PENTASA, RESOLOR and VPRIV (in some markets) from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

The Company currently utilizes numerous third-party suppliers for the raw materials used in the manufacturing of DERMAGRAFT. The Company currently obtains certain serum reagents, the mesh framework and the manifold used in the manufacture of DERMAGRAFT from single suppliers. The Company manages the risks associated with reliance on single sources by carrying additional inventories and, where appropriate, entering into contractual supply agreements with a bulk order provision.

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

Material customers

The Company’s three largest trade customers are Cardinal Health, Inc., McKesson Corp, and AmerisourceBergen which are based in the US. In 2012, these wholesale customers accounted for approximately 24%, 19% and 7% of product sales, respectively.

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

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements.

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

	Granted US and EP Patents	Expiration Date

ADDERALL XR	US 6,322,819 US RE 41148 US 6,605,300 US RE 42096 US 6,913,768 EP 1123087 EP 1542660	October 21, 2018 October 18, 2018 October 18, 2018 October 21, 2018 May 24, 2023 October 21, 2019 September 24, 2023
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211	March 17, 2015 August 25, 2015 September 3, 2019
FIRAZYR	US 5,648,333	July 15, 2014

FOSRENOL	US 5,968,976 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 August 26, 2024 August 26, 2024 March 19, 2016
INTUNIV	US 6,287,599 US 6,811,794	December 20, 2020 July 4, 2022
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 5,733,761 US 6,083,725 US 6,395,884 US 6,458,574 EP 0935651 EP 2186902	March 31, 2015 September 12, 2017 September 12, 2017 September 12, 2017 September 12, 2017 March 9, 2020
RESOLOR	EP 807110	November 16, 2015
VPRIV	US 5,641,670 US 5,733,761 US 6,270,989 US 6,566,099 US 7,138,262 US 7,833,766 EP 0672160 EP 1986612	June 24, 2014 June 24, 2014 June 24, 2014 September 12, 2017 August 18, 2020 February 6, 2027 December 2, 2013 February 7, 2027

VYVANSE
US 7,105,486
US 7,223,735
US 7,655,630
US 7,659,253
US 7,659,254
US 7,662,787
US 7,671,030
US 7,671,031
US 7,674,774
US 7,678,770
US 7,678,771
US 7,687,466
US 7,687,467
US 7,700,561
US 7,718,619
US 7,723,305
US 7,662,788
US 7,713,936
EP 1644019

February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 28, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
June 1, 2024

LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639 RE 39155	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018 January 2, 2014

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures than Shire have a greater ability to acquire assets as well as fund the research and clinical trials necessary for regulatory applications, and consequently may have a better chance of obtaining approval of drugs that would then compete with Shire’s products. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products. The market share data provided below is sourced from IMS Health.

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including authorized generic versions of CONCERTA and RITALIN LA, authorized generic and generic ADDERALL XR, KAPVAY (twice daily, clonidine extended release) and in late 2012 the FDA approval of QUILLIVANT, a liquid methylphindate from Next Wave Pharmaceuticals, Inc., now part of Pfizer, Inc. Shire’s share of the US ADHD prescription market in December 2012 was 26.6% (compared to 27.9% in December 2011). Overall the US ADHD prescription market grew by 9.0% in the year to December 31, 2012 (compared to 10.4% in the same period in 2011).

Shire’s key ADHD market is the US, with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products in Canada, Brazil, Mexico, South Korea and selected EU markets and further geographic expansion plans are underway, including a collaboration agreement with Shionogi to co-develop and sell ADHD products in Japan.

Key branded competitors in the US are stimulants CONCERTA and FOCALIN XR, and non-stimulants STRATTERA and KAPVAY. Generic immediate release stimulants which constitute 29.8% of the ADHD market (IMS NPA, December 2012) are showing strong growth in the US ADHD market, growing 20.2% in the year from December 31, 2011 to December 31, 2012.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Eli Lilly), depending upon the country.  In European countries where Shire expects to launch ELVANSE in 2013 (known as TYVENSE in Ireland), the ADHD market size was $363 million (MAT Q3 2012), with annual growth of over 8% compared to the same period in 2011.

The Company is also aware of several clinical development programs underway by other pharmaceutical companies. Eli Lilly and Company Limited, Targacept, Otsuka Pharmaceutical Co., Ltd., Purdue, Alcobra (in collaboration with Teva), Theravance, Euthymics, Neuroderm, Durect Pharma and Supernus are seeking to develop additional treatment options for ADHD.

GI

Ulcerative Colitis (UC) market

UC is a type of inflammatory bowel disease. The first-line treatments for patients with mild to moderate UC are formulations containing mesalamine (also known as 5-ASA). Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

Competitors vary across markets.  Principal competitors in major markets include ASACOL and ASACOL HD/ASACOL 800 (Warner Chilcott, Tillots, various other licensees), APRISO (Salix), PENTASA (Ferring Pharmaceuticals, outside of the US only), SALOFALK (Dr. Falk) and CLAVERSAL (Faes Farma, Recordati S.p.A).

 5-ASA products are generally protected by formulation patents only. In December 2007, several generic versions of Salix’s COLAZAL (balsalazide) entered the US market, but no other generic versions of products in the 5-ASA competitive set have been introduced to the US market since that time.  Generic mesalamine products are available in several European markets, but are not significant competitors in those markets. UCERIS (budesonide) was approved by the FDA in January 2013 and represents an alternative to 5-ASA products for acute treatment (up to 8 weeks) of mild to moderate UC.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for UC.

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

Guanylate cyclase-C agonist, CONSTELLA (Almirall S.A., Ironwood Pharmaceuticals Inc.), was approved by the EMA for the treatment of moderate to severe irritable bowel syndrome with constipation (IBS-C) in November 2012.  AMITIZA

(Sucampo Pharmaceuticals, Inc.), a chloride channel antagonist, received United Kingdom approval for the treatment of chronic idiopathic constipation in September 2012.

The Company is aware of other therapies for the treatment of chronic constipation and IBS-C being developed.

Markets for the treatment of rare genetic diseases

REPLAGAL competes with Genzyme’s FABRAZYME in markets outside the US. Shire is aware of the early stage development of certain compounds to treat Fabry disease by Genzyme, Protalix, JCR Pharmaceuticals Co. Ltd, and Isu-Abxis.

VPRIV competes with Genzyme’s CEREZYME, Actelion’s ZAVESCA and Protalix’s ELELYSO (which was refused registration in the EU and is marketed by Pfizer outside of Israel). Genzyme also has a small molecule therapy in Phase 3 development for the treatment of Gaucher disease. Shire is also aware of four companies that have early stage biosimilar development programs for Gaucher disease: JCR; Isu-Abxis; Harvest Moon; and Dong A Pharmaceuticals.

ELAPRASE is the only product licensed to treat Hunter syndrome in all the markets in which it is registered except South Korea. In 2012, Korean Green Cross Corporation was granted approval in South Korea for HUNTERASE, an ERT to treat Hunter Syndrome.  Shire is also aware that JCR is in early stage development of an ERT for the treatment of Hunter syndrome.

FIRAZYR competes in Europe with CSL Behring’s BERINERT P, Pharming Group N.V.’s RUCONEST and ViroPharma’s CINRYZE. FIRAZYR competes in the US with BERINERT and with Dyax Corporation’s KALBITOR. ViroPharma’s CINRYZE is approved in the US only for prophylaxis of HAE attacks.

Regenerative Medicine

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Competition in the RM industry is particularly intense, due largely to the fact that RM products currently compete with both traditional and advanced products, as well as bio-engineered products. DERMAGRAFT competes with other products based on efficacy, price, reimbursement, ease of use and healthcare provider education.

DERMAGRAFT competes in the US against numerous other products, such as Organogenesis’s APLIGRAF, Smith and Nephew’s REGRANEX, MiMedx’s EPIFIX, Smith and Nephew’s OASIS Matrix products, Soluble System’s THERASKIN, KCI’s GRAFT JACKET, ACeLL’s MATRISTEM and Integra Life Science’s INTEGRA. In addition, DERMAGRAFT competes against advanced mechanical technologies, and advanced wound care products such as collagen-based dressings like Systagenix’s PROMOGRAN PRISMA, negative pressure wound therapy and hyperbaric oxygen. Negative pressure wound therapy uses a vacuum to remove excess fluid and cellular waste that create inflammation and hinder ulcer healing. Current competitors include KCI’s V.A.C. therapy and Smith & Nephew’s RENASYS.

HIV Market

The HIV competitive landscape is becoming more crowded and complicated as treatment trends evolve. The Company’s 3TC/lamivudine/EPIVIR products (all licensed to GSK) are part of the Nucleoside/Nucleotide Reverse Transcriptase Inhibitors (“NRTI”) market. TRIZIVIR, COMBIVIR and EPZICOM/KIVEXA (combination products including 3TC and other drugs) are part of the combined NRTI market. TRUVADA (tenofovir/emtricitabine), sold by Gilead, is the market leader in combination NRTI. In addition to the two NRTI HIV markets in which lamivudine is sold, there is competition from NRTIs, PIs and entry inhibitors.

TRUVADA and ATRIPLA (efavirenz/emtricitabine/tenofovir), a cross-class fixed dose combination also sold by Gilead, both represent the most direct competition to lamivudine.

Several generic drug companies have filed ANDAs, seeking approval for generic versions of EPIVIR, COMBIVIR, and EPZICOM in the US and several tentative approvals of generic lamivudine have been issued by the FDA. In December 2011, the FDA approved generic versions of EPIVIR that are manufactured by Aurobindo and Apotex.

Government regulation

The clinical development, manufacturing and marketing of Shire’s products is subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA.

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

As a condition of approval, the regulatory agency will require that the product continues to meet regulatory requirements as to quality, safety and efficacy and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labeling (for example, application of a “black box” warning). Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by an agency and discussion with the Company.

Some jurisdictions, including the EU and the US, may designate products for disease treatment within a relatively small patient population as “orphan drugs”. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in the EU and for up to seven years in the US. These laws are particularly pertinent to Shire’s HGT business unit.

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Once the applicable exclusivity period for the brand-name drug has expired (which may range from 3-5 years), generic manufacturers may file with the FDA for approval to manufacture and market generic versions of the brand-name drug. Approval is sought by filing an ANDA. As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All medicinal products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit.

In the US, the DEA also regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s stimulant ADHD products (VYVANSE and EQUASYM) are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and its willingness to update those quotas to meet any shortage of drugs.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a Company failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing an FDA Form 483 notice of inspectional observations, a warning letter, an untitled letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can also require a Company to repair, replace or refund the cost of products that the Company manufactured or distributed. Outside the US, regulatory agencies may exert a range of similar powers.

The Department of Health and Human Services (“HHS”) administers the Medicare and Medicaid programs, major government payors for the elderly and poor in the US, respectively.  Shire is subject to various mandated discounts and rebates, as well as compliance requirements, in order to participate in these programs.  HHS will be interpreting, implementing and enforcing manufacturers’ compliance with rebate payments, discounts and mandated price reporting changes under the Patient Protection and Affordable Care Act (“PPACA” or “ACA”).

Regulatory Developments

In the US various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes and increases in required rebates or discounts. Similar issues exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities.

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

Third party reimbursement and pricing

•
General.  The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations, reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments.  These third party payors are increasingly challenging the pricing of drugs and medical devices through tougher contracting and, seeking increased pharmaco-economic data in order to justify the pricing of products.

•
Commercial Managed Care. Commercial payors negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms.  Exclusion from a formulary, or a disfavored formulary position, can reduce product usage in the payor’s patient population. Overall drug usage could increase due to the expansion of covered lives under the PPACA albeit with greater rebate liability.

•
Medicaid.  Many of the Company’s products are reimbursed by Medicaid, a joint federal and state health insurance plan for the poor in the US.  Medicaid mandates federal rebates from manufacturers for participation in the program.  Many states outsource management of Medicaid benefits to third parties (“Managed Medicaid” or “MMC”), leaving it to them to negotiate commercial rebates and formulary position with manufacturers.  Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list.

•
The PPACA has expanded eligibility for Medicaid and that is predicted to increase membership in the program by approximately 16 to 18 million new lives. However, it is not possible to predict the overall increases in Medicaid and Managed Medicaid business and the cost for Shire specifically. The US Supreme Court has left it up to the individual choice of each state, as to whether to adopt the ACA’s Medicaid expansion or not.

•
“Dual-eligibles” are those individuals that qualify for both Medicare and Medicaid.  Although Centers for Medicare and Medicaid Services’ (“CMS”) has recently placed dual-eligibles under the coverage of Medicare Part D, there are several initiatives aimed at moving these individuals back under Medicaid, where their drug utilization would again be subjected to full Medicaid rebates.

The industry awaits finalization of the CMS proposed interpretation of Medicaid rebate increases related to product line extensions under the ACA.  Depending on the guidelines, Shire’s Medicaid rebates could increase.  CMS’ issuance of new Average Manufacturer’s Price (“AMP”) rules could also increase Medicaid rebate costs.  CMS’ proposed expansion of the Medicaid rebate program to US Territories (including Puerto Rico, US Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate costs.  CMS’ publication of its own pricing compendium, (“NADAC”), could affect reimbursement to pharmacists for drugs, depending on the rate of each state’s adoption. The tax revenue aspects of the fiscal cliff in the Budget Control Act were partially resolved via the Taxpayers Relief Act of 2012; however, the spending cuts to government programs like Medicare, Medicaid and others have not been finalized, and could affect government payor utilization of Shire’s products.

In the EU, price controls and non-reimbursement for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities, but assess the patient relative benefit of new drugs within three months of commercialization, in order to inform subsequent price negotiations. Prices of drugs bringing added value will qualify for price negotiation, while those with no added value will be subject to reference pricing (where price is determined by taking the lowest and/or average price of similar medicines in other countries). Criteria required to prove a drug’s benefit include "additional patient-related outcomes".  Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries have delayed and, occasionally, prevented launches of a Company’s products. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed.  The novelty of ADHD and behavioral drugs in the EU and other markets will require strong education and promotion efforts in order to gain acceptance and an appropriate reimbursement profile.

Responsibility

Corporate responsibility (“Responsibility”) is embedded at Shire and is a clear expectation of all employees.  Individual performance reviews include an evaluation of how goals were achieved, not just that they were achieved. Responsibility is also reflected in how Shire operates as a “corporate citizen.” This commitment to responsibility is supported by our Board of Directors, championed by the Chief Executive and driven forward by Shire’s senior leaders.

During 2012 Shire reviewed its governance approach.  In consultation with external stakeholders, the Company identified the importance of two primary areas of Responsibility – Access to Medicines and Disease Awareness.  As a result, Shire established dedicated working groups in both these areas formed of senior leaders from across its three businesses.  In addition, Shire has a dozen senior manager “sponsors” who champion focus areas such as the environment, health and safety, compliance and risk management, our people and the community.  These sponsors are responsible for setting goals which support Shire’s overall strategy, and for ensuring progress is made against these goals. Responsibility objectives are reviewed quarterly, and Sponsors meet as a group at least once a year to discuss and monitor progress. This year Shire established a new Responsibility Steering and Communications Group which facilitates the working groups, sponsors and communications.

Shire communicates regularly to employees about Responsibility.  The Company also communicates to external stakeholders with a bi-annual publication (Responsibility Matters) and has a section on its website dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate Shire’s commitment to Responsibility.

Employees

In the pharmaceutical industry, the Company’s employees are vital to its success. At December 31, 2012 the Company had 5,367 employees (2011: 5,251 employees).

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

ITEM 1A:  Risk Factors

The Company has adopted a risk management strategy designed to identify, assess and manage the significant risks that it faces. While the Company aims to identify and manage such risks, no risk management strategy can provide absolute assurance against any losses.

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

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

The Company’s products may not be a commercial success

The commercial success of the Company’s marketed products and other new products that the Company may launch in the future, will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the receipt of marketing approvals in different countries and the time taken to obtain them, the scope of marketing approvals as reflected in the product’s label, approval of reimbursement at commercially sustainable prices in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company’s revenues, financial condition or results of operations may be adversely affected if any or all of the following occur:

•	if the Company’s products, or competitive products, are genericized;

•	if the prices of the Company’s products suffer forced reductions or if prices of competitor products are reduced significantly;

•
if there are unanticipated adverse events experienced with the Company’s products or those of a competitor’s product not seen in clinical trials that impact the physician’s willingness to prescribe the Company’s products;

•
if issues arise from clinical trials being conducted for post marketing purposes or for registration in another country or if regulatory agencies in one country act in a way that raises concerns for regulatory agencies or for prescribers or patients in another country;

•	if patients, payors or physicians favor other treatments over the Company’s products;

•	if the Company’s products are subject to more stringent government regulation than competitor products;

•
loss of patent protection or other forms of exclusivity, or the ability of competitors to challenge or circumvent patents or other forms of exclusivity (See ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current litigation);

•	if planned geographical expansion into new markets is not successful;

•	if the sizes of the patient populations for the Company’s products are less than expected; or

•	if there are lawsuits filed against Shire, including but not limited to, product liability claims, consumer law claims, and payor or reimbursement litigation.

If the Company is unable to commercialize its products successfully, there may be a material adverse effect on the Company’s revenues, financial condition or results of operations.

Revenues from ADDERALL XR are subject to generic erosion

During 2012 the FDA clarified the regulatory pathway required for approval of generic versions of ADDERALL XR. Consequently in June 2012 and February 2013, Actavis and Teva, respectively, received approval to launch their own generic versions of ADDERALL XR. Shire currently sells authorized generic versions of ADDERALL XR to Teva and Impax and also continues to sell the branded version of ADDERALL XR.

Revenues from ADDERALL XR have declined as a result of these developments and could decline further if:

•	generic or authorized generic versions of ADDERALL XR capture more of Shire’s branded market share;

•	the FDA approves additional ANDAs for generic versions of ADDERALL XR which could further reduce branded market share;

•	the production of ADDERALL XR is disrupted by difficulties in obtaining a sufficient supply of amphetamine salts including, but not limited to, an inability to obtain sufficient quota from the DEA;

•	there are changes in reimbursement policies of third-party payors; or

•	there are changes to the level of sales deductions for ADDERALL XR for private or public payors.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payors in a timely manner for the Company's products may impact future revenues and earnings

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for its products. Changes to governmental policy or practices could adversely affect the Company's revenues, financial condition and results of operations. In addition, the reimbursement of treatments by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations is under downward pressure and this, in turn, could adversely impact the prices at which the Company can sell its products.

The market for the Company’s products could be significantly influenced by the following, which could result in lower prices for the Company's products and/or a reduced demand for the Company's products:

•	higher levels of controls on the use of the Company’s products and/or requirements for additional price concessions by managed health care organizations or government authorities;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; or

•	price controls, unsuccessful government tenders, or non-reimbursement of new medicines or new indications for which the health economic (i.e. cost/benefit) rationales are not well established.

The cost of treatment for some of the Company's products is high, in particular REPLAGAL, ELAPRASE and VPRIV which are used for the treatment of certain rare genetic diseases. The Company may encounter difficulty in obtaining or maintaining satisfactory pricing and reimbursement for such products. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for its products may adversely affect the Company’s revenues, financial condition or results of operations.

The Company relies on a single source for manufacture of certain of its products. A disruption to the supply chain for these products may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis

The Company sources some products from third party contract manufacturers, and for certain products has its own manufacturing capability. Although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, LIALDA, PENTASA, RESOLOR and VPRIV (in the US), relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, INTUNIV, REPLAGAL, RESOLOR and VPRIV (in the US) and relies on a single source for certain serum reagents, the mesh framework and the manifold used in the manufacture of DERMAGRAFT.

The Company uses third party manufacturers to manufacture many of its products and is reliant upon third party contractors for certain goods and services. Any inability of these third party manufacturers to manufacture products, or any failure of these third party contractors to provide these goods and services, in each case in accordance with its respective contractual obligations, could adversely affect the Company’s ability to manage its manufacturing processes or to operate its business

The Company may experience supply failures or delays beyond its control if any of its third party manufacturers do not supply the Company on time with the required volumes, or supply products that do not meet regulatory requirements. Any such third party supply failures could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities, or the delay of new product launches, all of which could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

The Company has also entered into many agreements with third parties for the provision of goods and services to enable it to operate its business. If the third party does not provide the goods or services on the agreed basis and within the specified timeframe, the Company may not be able to continue the development or commercialization of its products as planned or on a commercial basis.

The development, approval and manufacturing of the Company’s products is subject to extensive oversight by various regulatory agencies

Pharmaceutical and device manufacturing sites must be inspected and approved by regulatory agencies such as the FDA. Active ingredients, excipients and packaging materials used in the manufacturing process must be obtained from sources approved by regulatory agencies.

The development and approval of the Company's products depends on the ability to procure ingredients and packaging materials from approved sources and for the manufacturing process to be conducted at approved sites. Changes of manufacturer or changes of source of ingredients or packaging materials must generally be approved by the regulatory agencies, which will involve testing and additional inspections to ensure compliance with the applicable regulatory agency’s regulations and standards. The need to qualify a new manufacturer or source of ingredients or packaging materials can take a significant amount of time.  Should it become necessary to change a manufacturer or supplier of ingredients or packaging materials, or to qualify an additional supplier, the Company may not be able do so quickly which could delay the manufacturing process.

US-based manufacturers must be registered with the DEA and similar regulatory authorities if they handle controlled substances. Certain of the Company’s products, including ADDERALL XR and VYVANSE, contain ingredients which are controlled substances subject to quotas managed by the DEA.  As a result, the Company’s procurement and production quotas may not be sufficient to meet commercial demand.

The Company manufactures VPRIV, ELAPRASE, REPLAGAL, and DERMAGRAFT using complex biological processes. The complexity of the manufacturing results in a number of risks, including the risk of viral or other contamination.

Regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities, or the delay of new product launches, all of which could have a material adverse effect on the Company’s revenues, financial condition and results of operations.

The actions of certain customers could affect the Company's ability to sell or market products profitably.  Fluctuations in buying or distribution patterns by such customers can adversely impact the Company’s revenues, financial conditions or results of operations

A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the US and Europe. In 2012, for example, 50% of the Company's product sales were attributable to three customers in the US: McKesson Corp., Cardinal Health, Inc and AmerisourceBergen Corp. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations could also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated with a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition or results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in the distraction of senior management, significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products and medical devices in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products and medical devices is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the US Department of HHS, the FDA, the US Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the US have broad authority to investigate market participants for potential violations of federal laws relating to the marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such conduct.  Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is subject to certain ongoing investigations by governmental agencies. For further information, see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Adverse outcomes in legal matters and other disputes could have a material adverse effect on the Company’s revenues, financial condition or results of operations

During the ordinary course of its business the Company may be involved in claims, disputes and litigation with third parties, employees, regulatory agencies, governmental authorities and other parties.  The range of matters of a legal nature that might arise is extremely broad but could include, without limitation, employment claims and disputes, intellectual property claims and disputes, contract claims and disputes, product liability claims and disputes, regulatory litigation and tax audits and disputes.

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the profitability of existing products, subject the Company to significant defence costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future.  Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations.  (For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

GENERAL RISK FACTORS RELATED TO THE COMPANY AND TO THE HEALTHCARE INDUSTRY

The actions of governments, industry regulators and the economic environments in which the Company operates may adversely affect its ability to develop and profitably market its products

The healthcare industry is heavily regulated.  Changes to laws or regulations impacting the healthcare industry, in any country in which the Company conducts its business, may adversely impact the Company's revenues, financial condition or results of operations. For example, changes to the regulations relating to the exclusivity periods available for the Company’s products may allow for the earlier entry of generic or biosimilar competitor products.

A slowdown of global economic growth, or continued instability of the Eurozone, could have negative consequences for the Company’s business and increase the risk of non-payment by the Company’s customers

Growth of the global pharmaceutical market has become increasingly tied to global economic growth. Accordingly a substantial and lasting slowdown of the global economy or major national economies could negatively affect growth in the markets in which the Company operates. Such a slowdown, or any resultant austerity measures adopted by governments in response to a slowdown, could also reduce the level of reimbursement that governments are willing and able to provide to the Company for its products and, as a result, adversely affect the Company’s revenues, financial condition or results of operations.

Any slowing economic environment may also lead to financial difficulties for some of the Company’s significant customers. In such situations, the Company could experience delays in payment or non-payment of amounts owed which may result in a rising level of contractual defaults by its contractual counterparties.

The Company does business, both directly (with government hospitals, clinics, pharmacies and other agencies) and indirectly (through wholesalers and distributors), with a number of Eurozone governments, including the governments of Greece, Ireland, Italy, Portugal and Spain.  These and other countries have experienced, and may continue to experience, declines in their creditworthiness.  These events could in turn result in these countries making significant cuts to their public spending, including national healthcare budgets, in an attempt to manage their budget deficits, or could result in a greater risk of default or non-payment of outstanding payment obligations, any of which could adversely affect the Company’s revenues, financial condition or results of operations.

In addition, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely effect the Company’s revenues, financial condition or results of operations. (For further information see ITEM 7A: Quantitative and qualitative disclosures about market risk, concentration of credit risk set forth in this Annual Report on Form 10-K).

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

The pharmaceutical, biotechnology and device industries are also characterized by continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomic, through the development of new products, new methods of treatment, or technological advances in manufacturing or production by its competitors which may impact future revenues.

The successful development of products is highly uncertain and requires significant expenditures and time

Products that appear promising in research or development may be delayed or fail to reach later stages of development as:

•	preclinical or clinical tests may show the product to lack safety or efficacy;

•
delays may be caused by slow enrolment in clinical studies; regulatory requirements for clinical trial drug supplies; extended length of time to achieve study endpoints; additional time requirements for data analysis or dossier preparation; time required for discussions with regulatory agencies, including regulatory agency requests for additional preclinical or clinical data; delays at regulatory agencies due to staffing or resource limitations; analysis of or changes to study design; unexpected safety, efficacy, or manufacturing issues; delays may arise from shared control with collaborative partners in the planning and execution of the product development, scaling of the manufacturing process, or getting approval for manufacturing;

•	manufacturing issues, pricing or reimbursement issues, or other factors may render the product economically unviable;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	the product may fail to receive necessary regulatory approvals.

Success in preclinical and early clinical trials does not ensure that late stage clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product.

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

The failure of a strategic partner to develop and commercialize products could result in delays in development, approval or loss of revenue

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

The failure to secure new products or compounds for development, either through in-licensing, acquisition or internal research and development efforts, or the failure to realize expected benefits from acquisitions of businesses or products, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to develop, in-license or acquire new products or compounds, or to acquire other businesses. The expected benefits from acquired products, compounds or businesses may not be realized or may require significantly greater resources and expenditure than originally anticipated. The failure to realize expected benefits from acquisitions of businesses or products, or the failure to develop, in-license or acquire new products or compounds on a commercially viable basis, could have a material adverse effect on the Company's revenues, financial condition or results of operations.

The Company may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business

The Company's success depends upon its ability and the ability of its partners and licensors to protect their intellectual property rights. Where possible, the Company's strategy is to register intellectual property rights, such as patents and trademarks. The Company also relies on various trade secrets, unpatented know-how and technological innovations and contractual arrangements with third parties to maintain its competitive position.  The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to make competing products or impact the Company’s ability to develop, manufacture and market its own products on a commercially viable basis, or at all, which could have a material adverse effect on the Company's revenues, financial condition or results of operations.

The Company intends to enforce its patent rights vigorously and believes that its commercial partners, licensors and third party manufacturers intend to enforce vigorously those patent rights they have licensed to the Company. However, the Company’s patent rights, and patent rights that the Company has licensed, may not provide valid patent protection sufficiently broad to prevent any third party from developing, using or commercializing products that are similar or functionally equivalent to the Company's products or technologies.  These patent rights may be challenged, revoked, invalidated, infringed or circumvented by third parties. Laws relating to such rights may in future also be changed or withdrawn.

Additionally, the Company's products, or the technologies or processes used to formulate or manufacture those products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of the Company's products. The Company may need to obtain licenses for intellectual property rights from others and may not be able to obtain these licenses on commercially reasonable terms, if at all.

The Company also relies on trade secrets and other un-patented proprietary information, which it generally seeks to protect by confidentiality and nondisclosure agreements with its employees, consultants, advisors and partners. These agreements may not effectively prevent disclosure of confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure. In addition, if the Company's employees, scientific consultants or partners develop inventions or processes that may be applicable to the Company's products under development, such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers.

The Company has filed applications to register various trademarks for use in connection with its products in various countries and also, with respect to certain products, relies on the trademarks of third parties. These trademarks may not afford adequate protection or the Company or the third parties may not have the financial resources to enforce their rights under these trademarks which may enable others to use the trademarks and dilute their value.

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation).

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company's reputation, the withdrawal of the product and legal action against the Company

Unanticipated side effects or unfavorable publicity from complaints concerning any of the Company's products, or those of its competitors, could have an adverse effect on the Company's ability to obtain or maintain regulatory approvals or successfully market its products. The testing, manufacturing, marketing and sales of pharmaceutical products and medical devices entails a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. If, in the absence of adequate insurance coverage, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance when available, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will be available. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about the Company's products and business and inhibit or prevent commercialization of other products.

Loss of highly qualified personnel could cause the Company subsequent financial loss

The Company faces competition for highly qualified personnel from other companies, academic institutions, government entities and other organizations. It may not be able to successfully attract and retain such personnel. The Company has agreements with a number of its key personnel for periods of one year or less. The loss of such personnel, or the inability to attract and retain the additional, highly skilled employees required for its activities could have an adverse effect on the Company's business.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2012:

Location	Use	Approximate Square Footage	Owned or Leased
Dublin, Ireland	Office accommodation	21,500	Leased

Basingstoke, UK	Office accommodation	134,000	Owned and Leased

Wayne, Pennsylvania, US	Office accommodation	420,000	Leased

Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased

Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	750,115	Owned

Cambridge, Massachusetts, US	Manufacturing facility/Warehouse	30,072	Leased

Cambridge, Massachusetts, US	Office accommodation	36,779	Leased

North Reading, Massachusetts, US	Warehousing facility	91,676	Leased

Belmont, Massachusetts, US	Warehousing facility	16,000	Leased

La Jolla, California, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	74,500	Leased

San Diego, California, US	Office accommodation and warehousing	47,000	Leased

Sao Paulo, Brazil	Office accommodation	19,200	Leased
	Laboratory	7,000	Leased

Berlin, Germany	Office accommodation	25,810	Leased

Nyon, Switzerland	Office accommodation	81,300	Leased

Madrid, Spain	Office accommodation	16,400	Leased

The Company also has other smaller locations in some of the countries listed above and in several other countries around the world. At December 31, 2012 all of the above sites were utilized by the Company.  Shire also has a small amount of Lexington laboratory space that it owns but sub-leases.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

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

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2012
1st Quarter	23.00	20.20
2nd Quarter	20.48	17.43
3rd Quarter	20.18	17.95
4th Quarter	19.56	17.27

Year to December 31, 2011
1st Quarter	18.32	15.61
2nd Quarter	19.61	17.91
3rd Quarter	21.36	18.18
4th Quarter	22.43	18.83

The total number of record holders of ordinary shares of Shire on February 15, 2013 was 5,067. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 15, 2013 the proportion of ordinary shares represented by ADRs was 20.37% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2012
1st Quarter	108.20	94.75
2nd Quarter	99.15	82.65
3rd Quarter	95.05	84.24
4th Quarter	94.19	82.45

Year to December 31, 2011
1st Quarter	89.23	72.61
2nd Quarter	96.32	87.92
3rd Quarter	104.00	87.43
4th Quarter	103.90	88.04

The number of record holders of ADSs on February 15, 2012 was 1,528. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Share Buy-back Program

In the year to December 31, 2012 the Company, has commenced a share buy-back program of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying ADRs. The purchases have been made through independent third parties who make trading decisions independently of, and uninfluenced by, the Company. The independence of the third parties enables the Company to continue to purchase ordinary shares (including ordinary shares underlying ADRs) during close periods and other prohibited periods, should they arise. There can be no assurance as to the amount, timing or prices of purchases, which may vary based on market conditions and other factors. The instructions provided to the independent third parties can be cancelled at any time, other than when the Company is in a financial close or other prohibited period. The shares purchased to date are held as treasury shares.

During the year ending December 31, 2012, the Company made on-market repurchases totaling 3,631,571 Ordinary shares at a cost of $106.4 million (excluding transaction costs). This represents 0.65% of the issued share capital of the Company as at the year end. Ordinary Shares purchased may be cancelled or be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”) on April 24, 2012, when the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority will expire at the 2013 AGM and in accordance with usual practice a resolution to renew it for another year will be proposed.

The following table provides information about purchases by the Company during the year to December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of ordinary shares Purchased	Average Price Paid Per ordinary share (£)	Total Number of ordinary shares underlying ADRs Purchased	Average Price Paid Per ordinary share underlying ADRs ($)	Approximate Dollar Value of ordinary shares that May Yet Be Purchased Under the Share Buy-back Program
October 2012	346,099	17.504	-	-	$490 million
November 2012	1,561,379	17.610	88,500	28.686	$444 million
December 2012	1,169,957	19.061	465,636	30.693	$394 million

Dividend policy

A first interim dividend for the six months to June 30, 2012 of 2.73 US cents (1.74 pence) per ordinary share, equivalent to 8.19 US cents per ADS, was paid in October 2012. The Board has resolved to pay a second interim dividend of 14.60 US cents (9.39 pence) per ordinary share equivalent to 43.80 US cents per ADS for the six months to December 31, 2012.

A first interim dividend for the six months to June 30, 2011 of 2.48 US cents (1.52 pence) per ordinary share, equivalent to 7.44 US cents per ADS, was paid in October 2011. A second interim dividend for the six months to December 31, 2011 of 12.59 US cents (7.96 pence) per ordinary share equivalent to 37.77 US cents per ADS was paid in April 2012.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share.  Typically, the first interim payment each year will be higher than the previous year’s first interim USD dividend.  Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined.

Income Access Share Arrangements

Pursuant to the Scheme of Arrangement (the “Scheme”) that became effective on May 23, 2008 Shire plc became the holding company of the former holding company of the Shire group, Shire Biopharmaceuticals Holdings (“Old Shire”). As a result of the Scheme, Shire has put in place income access arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to choose whether they receive their dividends from Shire, a company tax resident in the Republic of Ireland, or from Old Shire, a Shire group company tax resident in the UK.

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

In the year ended December 31, 2012 Old Shire paid dividends totalling $81.5 million (2011: $67.6 million; 2010: $58.3 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

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

Performance Graph

For a graph comparing the cumulative total return to the Company’s stockholders during the five years ending December 31, 2012 to that of the London Stock Exchange 100 Index, please refer to ITEM 11: Executive Compensation – Directors’ Remuneration Report.

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2012 and 2011 and for the years to December 31, 2012, 2011 and 2010 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2010, 2009 and 2008 and for the years to December 31, 2009 and 2008 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2012		2011		2010		2009		2008
	$’M		$’M		$’M		$’M		$’M
Statements of Operations:
Total revenues	4,681.2		4,263.4		3,471.1		3,007.7		3,022.2
In-process R&D	-		-		-		(1.6)		(263.1)
Gain/(loss) on sale of product rights	18.1		(6.0)		16.5		6.3		20.7
Other operating expenses(1)	(3,750.1)		(3,148.2)		(2,693.5)		(2,392.2)		(2,367.8)
Operating income	949.2		1,109.2		794.1		620.2		412.0
Total other (expense)/income, net(2)	(37.8)		(19.1)		(24.8)		22.8		(146.4)
Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	911.4		1,090.1		769.3		643.0		265.6
Income taxes	(167.0)		(227.6)		(182.7)		(138.5)		(98.0)
Equity in earnings/(losses) of equity method investees, net of taxes	1.0		2.5		1.4		(0.7)		2.4

Income from continuing operations, net of taxes	745.4		865.0		588.0		503.8		170.0
Loss from discontinued operations, net of tax	-		-		-		(12.4)		(17.6)
Net income	745.4		865.0		588.0		491.4		152.4

Add: net loss attributable to the noncontrolling interest in subsidiaries	-		-		-		0.2		3.6
Net income attributable to Shire plc	745.4		865.0		588.0		491.6		156.0

Earnings per share – basic
Income from continuing operations	134.2	c	156.9	c	107.7	c	93.2	c	32.1	c
Loss from discontinued operations	-		-		-		(2.3c	)	(3.3c	)
Earnings per ordinary share - basic	134.2	c	156.9	c	107.7	c	90.9	c	28.8	c
Earnings per share – diluted
Income from continuing operations	130.9	c	150.9	c	105.3	c	91.9	c	31.8	c
Loss from discontinued operations	-		-		-		(2.2c	)	(3.2c	)
Earnings per ordinary share - diluted	130.9	c	150.9	c	105.3	c	89.7	c	28.6	c

(1)	The following significant items are included within Other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $13 million, $nil, $45.0 million, $43.4 million and $nil in the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively;

•	Costs of $62.9 million associated with the termination of the Women’s Health development agreement with Duramed Pharmaceuticals, Inc. (“Duramed”) in the year to December 31, 2009; and

•
Impairment loss of $197.9 million in respect of RESOLOR intangible assets (finite lived intangible assets ($126.7 million) and in-process research and development (“IPR&D”) assets ($71.2 million)) in the year to December 31, 2012; Impairment loss of $16.0 million in respect of RESOLOR IPR&D assets in the year to December 31, 2011; impairment loss of $42.7 million following the decision to divest DAYTRANA to Noven in the year to December 31, 2010; and costs of $149.9 million on the cessation of commercialization of DYNEPO in the year to December 31, 2008.

(2)	The following items are included within Total other (expense)/ income, net:

•	Gains on sale of non-current investments of $18.1 million, $23.5 million, $11.1 million, $55.2 million and $9.4 million in the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively;

•
Other than temporary impairment charges for available-for-sale investments of $nil, $2.4 million, $1.5 million, $0.8 million and $58.0 million in the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively; and

•
Interest expense in respect of the Transkaryotic Therapies, Inc. (“TKT”) appraisal rights litigation of $nil, $nil, $nil, $nil and $87.3 million in the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of
shares (millions):	2012		2011		2010		2009		2008
Basic	555.4		551.1		546.2		540.7		541.6
Diluted	593.5		595.4		590.3		548.0		545.4
Cash dividends declared and paid per ordinary share	15.320	c	13.330	c	11.500	c	9.908	c	8.616	c

December 31,
	2012	2011	2010	2009	2008
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	3,212.1	2,208.2	1,880.3	1,570.2	1,044.4
Total assets	7,317.2	6,380.2	5,387.6	4,617.5	3,933.7
Total current liabilities	1,645.6	2,534.3	1,293.3	1,020.0	823.8
Long term obligations	1,341.6	144.3	1,290.8	1,390.7	1,434.4
Total liabilities	3,508.0	3,195.2	2,936.2	2,705.0	2,606.2
Total equity	3,809.2	3,185.0	2,451.4	1,912.5	1,327.5

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV in this Annual Report on Form 10-K.

Overview

Shire plc is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician. The Company has grown through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to evaluate companies, products and pipeline opportunities that offer a good strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders: patients, physicians, policy makers, payors, investors and employees.

Shire’s vision is to imagine and lead the future of healthcare for people with life-altering conditions, creating value for society. The Company will execute on its vision through its strategy and business model. For further details of Shire’s strategy refer to Part I ITEM 1: Business of this Annual Report on Form 10-K.

Shire focuses on treatments and services for symptomatic conditions in areas of high medical need, so patients experience a noticeable and ongoing improvement in their lives. Through deep understanding of patients’ needs, the Company develops and provides healthcare in the areas of:

•	Behavioral Health and Gastro Intestinal conditions;
•	Rare Genetic Diseases; and
•	Regenerative Medicine;

as well as other symptomatic conditions treated by specialist physicians. Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within three reportable segments: SP, HGT and RM. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	94% (2011: 93%) of total revenues are derived from product sales, of which 64% (2011: 66%) are within SP, 32% (2011: 31%) are within HGT and 4% (2011: 3%) are within RM; and

•	5% of total revenues are derived from royalties (2011: 6%).

The markets in which the Company conducts its business are highly competitive and highly regulated.

There is increasing legislation both in the US and the rest of the world which is placing downward pressure on the net pricing of pharmaceutical products and medical devices. For example the US government passed healthcare reform legislation in 2010 which included an increase in Medicaid rebate rates and extended Medicaid rebates to those products provided through Medicaid managed care organizations. The legislation also imposed excise fees to be paid by both pharmaceutical manufacturers (from 2011) and medical device companies (from 2013). The impact of these recent changes to US healthcare legislation, and other healthcare reforms in the rest of the world, has not to date had a material impact on the Company’s results of operations.

The health-care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•
increasing challenges from third party payors for products to have demonstrable clinical benefit, with pricing and reimbursement approval becoming increasingly linked to a product’s clinical effectiveness and impact on overall costs of patient care;

•	increased R&D costs, because development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	governments and healthcare systems favoring earlier entry of low cost generic drugs; and

•	higher marketing costs, due to increased competition for market share.

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Historically, Shire’s portfolio of approved products has been heavily weighted towards the North American market. The acquisition in 2005 of TKT and the consequent establishment of the Company’s HGT business, together with the acquisitions of New River Pharmaceuticals in 2007 (which brought full rights to ADHD product VYVANSE), Jerini AG ("Jerini") in 2008 (which brought the HAE product FIRAZYR), EQUASYM in 2009 (which facilitated Shire’s immediate access to the European ADHD market) and Movetis NV ("Movetis") in 2010 (which brought EU rights to RESOLOR). The acquisition of ABH in 2011 (which subsequently became RM), and FerroKin Biosciences in 2012 (which brought a new hematology drug to the SP portfolio) provided Shire with platforms to increase its presence in Europe and the rest of the world (“RoW”), thereby working towards diversifying the risk associated with reliance on one geographic market. In 2012 the SP and HGT businesses derived 15% and 75%, respectively, of their product sales from outside of the US. Currently all RM product sales are generated in the US. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	continued launch of VYVANSE in Brazil (marketed as VENVANSE) and the potential approval and launch of VYVANSE in Mexico;

•	approval of ELVANSE/TYVENSE in certain countries in the EU for treatment of ADHD in children;

•	filing in 2012 of an application to expand the label of FIRAZYR in the EU to include the treatment of attacks of ACE-inhibitor induced Angioedema;

•	filing in 2012 of an application in Europe for the VPRIV label to be updated with data regarding the impact of VPRIV on certain parameters of bone disease in Type 1 Gaucher patients;

•	INTUNIV Phase 3 clinical program to support submission of an MAA in the EU; and

•	continued roll-out of DFU in Canada and RESOLOR in the EU.

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

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last five years. In this time several products have received regulatory approval including: in the US, INTUNIV in 2009, VPRIV in 2010, and FIRAZYR in 2011; in the EU, VPRIV in 2010 and ELVANSE/TYVENSE in 2012; in Canada, VYVANSE in 2010 and DERMAGRAFT in 2012.

Shire’s strategy is focused on the development of product candidates that have a lower risk profile. As Shire further expanded its earlier phase pipeline, R&D costs in 2012 included expenditure on several pre-clinical to Phase 3 studies for products in development as well as Phase 3(b) and Phase 4 studies to support recently launched products in the SP and HGT businesses, together with the development of new projects in the SP, HGT and RM businesses. For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations, as generic products may enter the market. Companies selling generic products often do not need to complete extensive clinical studies when they seek registration of a generic or biosimilar product and accordingly, they are generally able to sell the Company’s products at a much lower price.

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR, which led to lower sales of branded ADDERALL XR compared to the period prior to the authorized generic launch. As discussed in ITEM 1: Business, in June 2012 the FDA reached a decision on the Citizen Petition for ADDERALL XR which was filed in October 2005. The FDA also approved an ANDA for a generic version of ADDERALL XR. Sales of AXR decreased in 2012 due to the launch of a new generic product.

In 2011 authorized generic and generic versions of the Company’s CARBATROL and REMINYL products respectively were launched, which led to lower sales of these branded products compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE, INTUNIV, FOSRENOL, LIALDA and ADDERALL XR patents. For more detail of current patent litigation, see ITEM 3: Legal

Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Business Development

Shire seeks to focus its business development activity on the acquisition and in-licensing of products which offer a good strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Recent mergers or acquisitions

In 2012 Shire acquired FerroKin Biosciences Inc. which added SPD 602 to the SP business unit (SDP 602 is in Phase 2 for treatment of iron overload following numerous blood transfusions).

Through the acquisition of ABH in 2011 Shire obtained DERMAGRAFT, which is currently marketed in the US for the treatment of DFU, and established the RM business unit.  In 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis Therapeutics Inc., which added VASCUGEL (now SRM-003) to the RM business unit (SRM-003 is in Phase 2 development for acute vascular repair).

Through the acquisition of Movetis in 2010, Shire obtained RESOLOR, which is approved for the treatment of chronic constipation in women in the EU and Switzerland. In addition, in 2012 Shire acquired the rights to market RESOLOR in the US.

Collaboration and licensing activity

Shire has also entered into a number of collaboration and license agreements, including:

•	A collaboration and license agreement with Sangamo to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s ZFP technology in 2012;

•
An exclusive license in markets outside of North America for the ActRIIB class of molecules being developed by Acceleron in 2010. The collaboration with Acceleron will initially focus on further developing HGT-4510 (also called ACE-031) for the treatment of patients with DMD.

•	A worldwide exclusive license from IGAN Biosciences, Inc. (“IGAN”) to develop and commercialize protease-based therapeutics for the treatment of IgA nephropathy, a rare kidney disease.

•	Shionogi co-development and co-commercialization agreement for VYVANSE and INTUNIV in Japan.

Organization and Structure

Shire’s internal financial reporting is in line with its business unit and management reporting structure. The Company has three business units and three reporting segments: SP, HGT and RM. During 2010, to support the Company’s geographical expansion and diversification, Shire established an international commercial hub in Switzerland.

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision follows the conclusion of an information and consultation process. Shire will continue to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. The collective dismissal and business closure of the Turnhout site is not expected to have a material impact on the Company’s consolidated financial position and results of operations in future periods.

Results of operations for the years to December 31, 2012 and 2011

Financial highlights for the year to December 31, 2012 are as follows:

•	Product sales in 2012 were up 12% to $4,407 million (2011: $3,950 million). On a Constant Exchange Rate (“CER”) 1 basis, which is a Non GAAP measure, product sales were up 13%.

Product sales excluding ADDERALL XR grew strongly and were up 16% particularly driven by growth from VYVANSE (up 28% to $1,030 million), VPRIV (up 20% to $307 million), INTUNIV (up 29% to $288 million) and FIRAZYR (up 252% to $116 million).

ADDERALL XR product sales were down 19% to $429 million primarily due to lower prescription volumes following the approval of a new generic version of ADDERALL XR in the second quarter of 2012. Reported product sales were also impacted by the accounting for the settlement of the Impax Laboratories, Inc. (“Impax”) litigation (see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for further details).

•
Total revenues increased by 10% (up 12% on a Non GAAP CER basis) as the growth in product sales was partially offset by lower royalties and other revenues (down 12%), primarily ADDERALL XR royalties following the launch of a new generic competitor in the second quarter of 2012. The decline in ADDERALL XR royalties was partially offset by the recognition of one-time royalty income of $38 million following resolution of a disagreement with GSK and ViiV relating to royalty payments for 3TC and ZEFFIX.

•
Operating income in 2012 was down 14% to $949 million (2011: $1,109 million) primarily resulting from charges to impair intangible assets for RESOLOR in the EU ($198 million). The impairments were due to lower actual and projected performance for the product given the increasingly challenging European reimbursement environment. Operating income in 2012 was also impacted by a charge of $58 million in relation to the agreement in principle with the US Government to resolve a previously disclosed civil investigation. Further information about litigation proceedings can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. Excluding these charges operating income in 2012 was up by 9%.

•	Diluted earnings per ordinary share decreased by 13% to $1.31 (2011: $1.51) primarily due to the lower operating income, partially offset by a lower effective tax rate of 18% (2011: 21%).

1.
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2012 product sales and revenues restated using 2011 average foreign exchange rates to 2011 actual product sales and revenues. This Non-GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average exchange rates for the year to December 31, 2012 were $1.59:£1.00 and $1.29:€1.00 (2011: $1.60:£1.00 and $1.39:€1.00).

 Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2012	2011	Change
	$'M	$'M	%
Product sales	4,406.7	3,950.2	+12%
Royalties	241.6	283.5	-15%
Other revenues	32.9	29.7	+11%
Total	4,681.2	4,263.4	+10%

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER		US prescription		Exit market
	2012	2011	growth	growth		growth1		share1
	$'M	$'M	%	%		%		%
SP
Behavioral Health
VYVANSE	1,029.8	805.0	+28	+28		+17		17
ADDERALL XR	429.0	532.8	-19	-19		-11		5
INTUNIV	287.8	223.0	+29	+29		+34		5
EQUASYM	29.2	19.9	+47	+53		n/a	2	n/a	2

GI
LIALDA / MEZAVANT	399.9	372.1	+7	+8		+5		22
PENTASA	265.8	251.4	+6	+6		-5		14
RESOLOR	11.8	6.1	+93	n/a		n/a	3	n/a	3

General Products
FOSRENOL	172.0	166.9	+3	+6		-19		4
XAGRID	97.2	90.6	+7	+14		n/a	2	n/a	2
Other product sales	112.4	147.8	-24	-23		n/a		n/a
	2,834.9	2,615.6	+8
HGT
ELAPRASE	497.6	464.9	+7	+11		n/a	3	n/a	3
REPLAGAL	497.5	475.2	+5	+10		n/a	2	n/a	2
VPRIV	306.6	256.2	+20	+23		n/a	2	n/a	2
FIRAZYR	116.3	33.0	+252	+258		n/a	2	n/a	2
	1,418.0	1,229.3	+15

RM
DERMAGRAFT	153.8	105.3	+46	+46	4	n/a	2	n/a	2
Total RM product sales	153.8	105.3	+46
Total product sales	4,406.7	3,950.2	+12

(1)	Data provided by IMS. Exit market share represents the average US market share in the month ended December 31, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2012.
(4)	DERMAGRAFT was acquired by Shire on June 28, 2011 (sales growth above reflects full year 2012 sales compared to post acquisition sales for 2011).

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly (28%) in 2012 as a result of higher prescription demand, due to growth in US ADHD market (+9%) and VYVANSE’s share of that market, and as a result of a price increase taken in 2012. These positive factors, together with lower sales deductions in 2012, more than offset the effect of higher retailer destocking in 2012 compared to 2011 and some shipment slippage at the end of the fourth quarter.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (-19%) in 2012 as a result of lower US prescription demand following the introduction of a new generic competitor and the impact of the accounting for the legal settlement with Impax, which reduced reported product sales by $42 million in 2012, in addition to the effect of product destocking in 2012 compared to stocking in 2011 and, higher sales deductions. These negative factors were partially offset by the benefit of a price increase taken during 2012.

On February 7, 2013 Shire and Impax settled all litigation relating to Shire’s contract to supply Impax with authorized generic ADDERALL XR. Under the terms of the settlement Shire will make a one-time cash payment to Impax of $48 million, which has been recorded as a liability at December 31, 2012.  In accordance with US GAAP, as this represents a payment to a customer, the amount has been recorded in the Income Statement as a reduction in reported ADDERALL XR product sales and royalties ($42 million and $6 million respectively) in 2012.

Further information about litigation proceedings regarding ADDERALL XR, and the Impax settlement, can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV – ADHD

INTUNIV product sales were up 29% compared to 2011, primarily driven by strong growth in US prescription demand (up 34% compared to 2011), together with price increases taken during 2012. These positive factors were partially offset by lower stocking in 2012 and higher sales deductions in 2012 compared to 2011.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative colitis

The growth in product sales for LIALDA/MEZAVANT (7%) in 2012 was primarily driven by higher market share in the US and a price increase taken since the fourth quarter of 2011, the effects of which were partially offset by product destocking in 2012 compared to a small amount of product stocking in 2011 and higher sales deductions in 2012. Growth in US net product sales was partially offset by the impact of lower priced imports into certain European markets.

Litigation proceedings regarding LIALDA/MEZAVANT are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative colitis

PENTASA product sales were up 6% as the benefit of price increases was partially offset by lower prescription demand, a small amount of destocking in 2012 and higher sales deductions as compared to 2011.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the US increased (3%) due to the effect of price increases in 2012 and lower sales deductions compared to 2011, which more than offset the decline in prescription demand. Product sales of FOSRENOL outside the US decreased marginally primarily because of the impact of unfavorable foreign exchange.

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Reported ELAPRASE sales growth (7%) was driven by an increase in the number of patients on therapy. On a Non GAAP CER basis, ELAPRASE sales grew by 11% as reported sales were held back by unfavorable foreign exchange (amounting to approximately $20 million) primarily due to weaker European currencies in 2012 compared to 2011. The increase in ELAPRASE sales between the third quarter and fourth quarter of 2012 was partly driven by the timing of certain large orders from markets which order less frequently.

REPLAGAL – Fabry disease

Reported REPLAGAL sales growth (5%) was driven by an increase in the number of patients on therapy. On a Non GAAP CER basis, REPLAGAL sales grew by 10%, as reported sales were impacted by unfavorable foreign exchange (amounting to approximately $26 million), primarily due to weaker European currencies in 2012 compared to 2011. The reduction in REPLAGAL sales between the third and fourth quarter of 2012 was partly driven by the timing of certain large orders from markets which order less frequently.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

VPRIV – Gaucher disease

Reported VPRIV sales growth (20%) was driven by an increase in the number of patients on therapy. On a Non GAAP CER basis, VPRIV sales increased by 23% as reported sales were also held back by unfavorable foreign exchange (amounting to approximately $8 million).

FIRAZYR – HAE

Reported FIRAZYR sales growth (252%) was driven largely by the first full year of sales in the US market, following launch of FIRAZYR in the market in fourth quarter of 2011.

Regenerative Medicine

DERMAGRAFT – DFU

DERMAGRAFT product sales were up 46%(1) compared to sales reported by Shire subsequent to acquisition in 2011. On a full year basis, sales for DERMAGRAFT were down 21% reflecting the impact of an ongoing restructuring of the RM sales and marketing organization and the implementation of a new commercial model, all of which is expected to position DERMAGRAFT for future sales growth.

1.	Shire acquired DERMAGRAFT through its acquisition of ABH on June 28, 2011 and reported revenues from DERMAGRAFT of $105.3m relating to the post acquisition period in 2011.

Royalties

	Year to	Year to
	December 31,	December 31,
	2012	2011	Change
	$'M	$'M	%
3TC and ZEFFIX	91.6	82.7	+11%
ADDERALL XR	70.3	107.1	-34%
FOSRENOL	53.3	46.5	+15%
Other	26.4	47.2	-44%
Total	241.6	283.5	-15%

Royalties from 3TC and ZEFFIX include one-time royalty income of $38 million in respect of prior periods due to resolution of the disagreement between Shire, GSK and ViiV as to how the royalty rate for these products should be applied. This one-time income more than offset the underlying decline in 3TC and ZEFFIX royalties as a result of increased competition and the expiry of patents in certain territories in 2012.

Royalties from ADDERALL XR in 2012 were significantly impacted by the lower royalty rate payable on sales of authorized generic ADDERALL XR by Impax, following the launch of a new generic version of ADDERALL XR in late second quarter of 2012.

FOSRENOL royalties increased primarily due to higher royalties received on sales in Japan.

Other royalties decreased primarily due to increased generic competition.

Cost of product sales

Cost of product sales increased to $645.4 million for the year to December 31, 2012 (15% of product sales), up from $588.1 million in the corresponding period in 2011 (2011: 15% of product sales). The costs of product sales as a percentage of product sales remained constant as the impact of lower gross margins in 2012 was offset by the fair value adjustment relating to DERMAGRAFT inventories and costs incurred on the transfer of manufacturing from Owings Mills in 2011 which were not repeated in 2012.

For the year to December 31, 2012 cost of product sales included depreciation of $31.5 million (2011: $39.8 million) and amortization of $0.7 million (2011: $1.7 million).

R&D

R&D expenditure increased to $965.5 million for the year to December 31, 2012 (22% of product sales), compared to $770.7 million in the corresponding period in 2011 (20% of product sales). In the year to December 31, 2012 R&D included up-front payment of $13.0 million to Sangamo, $10.0 million to acquire the US rights for prucalopride (marketed in certain countries in Europe as RESOLOR) and IPR&D impairment charges in respect of RESOLOR of $71.2 million (2011: $16.0 million). Excluding these costs R&D increased by $100.6 million or 20% in the year to December 31, 2012 due to the Company’s continued investment in a number of targeted R&D programs, particularly new uses of LDX and recently acquired assets including SPD602 for iron overload (acquired with FerroKin). R&D in 2012 also included a full year of ABH’s R&D costs (ABH was acquired in late June 2011).

R&D in the year to December 31, 2012 included depreciation of $22.5 million (2011: $25.2 million).

SG&A

SG&A expenditure increased to $2,114.0 million (48% of product sales) for the year to December 31, 2012 from $1,751.4 million (44% of product sales) in the corresponding period in 2011. In the year to December 31, 2012 SG&A increased by $362.6 million, or 21%, as 2012 included higher intangible asset amortization, the impact of impairment charges and higher legal and litigation costs, which included a charge of $57.5 million in relation to the agreement in principle with the US Government and settling the litigation related to the termination of co-promotion agreement for VYVANSE.

Impairment charges of $126.7 million relate to RESOLOR intangible assets as the actual and projected performance for RESOLOR has been adversely affected by the challenging European reimbursement environment. Shire has evaluated alternative sales and marketing strategies for RESOLOR in response to these challenges but has judged that projected profitability levels will continue to be below the level forecast at the time of the acquisition of Movetis.

For the year to December 31, 2012 SG&A included depreciation of $59.8 million (2011: $63.1 million) and amortization of $194.1 million (2011: $165.0 million).

(Gain)/loss on sale of product rights

For the year to December 31, 2012 Shire recorded a gain on sale of product rights of $18.1 million (2011: loss of $6.0 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Integration and acquisition costs

For the year to December 31, 2012 Shire recorded integration and acquisition costs of $25.2 million (2011: $13.7 million), primarily associated with the acquisition of FerroKin and the integration of ABH. In 2011 integration and acquisition costs primarily related to the acquisition of ABH.

Interest expense

For the year to December 31, 2012 Shire incurred interest expense of $38.2 million (2011: $39.1 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

The effective rate of tax in 2012 was 18% (2011: 21%). The effective tax rate in 2012 is lower than 2011 due to favorable changes in profit mix in 2012 and the benefit of the recognition of foreign tax credits.

Results of operations for the years to December 31, 2011 and 2010

Financial highlights for the year to December 31, 2011 are as follows:

•	Product sales in 2011 were up 26% to $3,950 million (2010: $3,128 million). On a CER1 basis, product sales were up 24%.

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

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2011	2010	Change
	$'M	$'M	%
Product sales	3,950.2	3,128.2	+26
Royalties	283.5	328.1	-14
Other revenues	29.7	14.8	+101
Total	4,263.4	3,471.1	+23

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales		Non-GAAP CER		US prescription		Exit market
	2011	2010	growth		growth		growth1		share1
	$'M	$'M	%		%		%		%
SP
ADHD
VYVANSE	805.0	634.2	+27		+27		+21		17
ADDERALL XR	532.8	360.8	+48		+47		+11		7
INTUNIV	223.0	165.9	+34		+34		+78		4
EQUASYM	19.9	22.0	-10		-14		n/a	2	n/a	2
DAYTRANA	-	49.4	n/a	4	n/a	4	n/a	4	n/a

GI
LIALDA / MEZAVANT	372.1	293.4	+27		+26		+9		21
PENTASA	251.4	235.9	+7		+7		-2		14
RESOLOR	6.1	0.3	n/a		n/a		n/a	3	n/a	3

General Products
FOSRENOL	166.9	182.1	-8		-11		-16		5
XAGRID	90.6	87.3	+4		-1		n/a		n/a	2
CARBATROL	52.3	82.3	-36		-36		-30		10
Other product sales	95.5	105.6	-10		-13		n/a		n/a
	2,615.6	2,219.2	+18
HGT
REPLAGAL	475.2	351.3	+35		+30		n/a	3	n/a	3
ELAPRASE	464.9	403.6	+15		+12		n/a	2	n/a	2
VPRIV	256.2	143.0	+79%		+76		n/a	2	n/a	2
FIRAZYR	33.0	11.1	+197		+188		n/a	2	n/a	2
	1,229.3	909.0	+35

RM
DERMAGRAFT	105.3	-	n/a
	105.3	-	n/a
Total product sales	3,950.2	3,128.2	+26
(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average US market share in the month ended December 31, 2011.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2011.
(4) The Company divested DAYTRANA to Noven effective October 1, 2010.
(5)	DERMAGRAFT was acquired by Shire on June 28, 2011.

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales grew strongly in 2011 as a result of higher prescription demand, due to an increase in VYVANSE’s market share and growth in US ADHD market (10%), and the effect of a price increase taken in 2011. These factors more than offset the effect of de-stocking and higher sales deductions in 2011 compared to 2010.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K

ADDERALL XR – ADHD

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

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV – ADHD

INTUNIV product sales were up 34% compared to 2010, primarily driven by significant growth in US prescription demand together with a price increase taken during 2011. These positive factors were offset by lower stocking and higher sales deductions in 2011 compared to 2010, and the effect of the inclusion of launch stocking shipments within reported 2010 product sales.

Litigation proceedings relating to the Company’s INTUNIV patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative colitis

The growth in product sales for LIALDA/MEZAVANT in 2011 was primarily driven by higher US prescription demand following increases in US market share, a price increase taken since the fourth quarter of 2010 and the effect of stocking in 2011 compared to de-stocking in 2010.

Litigation proceedings regarding LIALDA/MEZAVANT are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Litigation proceedings regarding Shire’s FOSRENOL patents are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Human Genetic Therapies

REPLAGAL – Fabry disease

The 35% growth (30% on a Non GAAP CER basis) in REPLAGAL product sales was driven by the treatment of new patients, being both naïve patients and switches from patients being treated with FABRAZYME. Reported REPLAGAL sales also benefited from favorable foreign exchange, due to the weaker US dollar over the course of 2011 compared to 2010.

Litigation proceedings regarding REPLAGAL are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Regenerative Medicine

DERMAGRAFT – DFU

DERMAGRAFT saw strong revenue growth in the US, up 33% for the full year 2011 compared to the full year 2010(1). The growth resulted from a combination of an expanding US diabetic population, continued adoption of DERMAGRAFT as a treatment for DFU, and the continued investment in marketing programs and additional sales representatives to market the product.

 (1) Shire acquired DERMAGRAFT through its acquisition of ABH in June 2011.

Royalties

Year to December 31,	2011	2010	Change
	$'M	$'M	%
ADDERALL XR	107.1	100.3	+7
3TC and ZEFFIX	82.7	154.0	-46
FOSRENOL	46.5	26.8	+74
Others	47.2	47.0	<1
Total	283.5	328.1	-14

Royalty income decreased in 2011 compared to 2010 as lower royalties from 3TC and ZEFFIX more than offset higher royalty income from ADDERALL XR and FOSRENOL.

Royalty income from 3TC and ZEFFIX continues to be adversely impacted by increased competition from other products. Additionally, with effect from the second quarter of 2011, Shire has not recognized royalty income for 3TC and ZEFFIX for certain territories due to a disagreement between GSK and Shire about how the relevant royalty rates should be applied given the expiry dates of certain patents. This dispute was resolved in 2012. See the 2012 royalty discussion above for further details.

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

Other income/(expense), net

For the year to December 31, 2011 the Company recognized other income, net of $18.1 million (2010: $7.9 million). Other income in the year to December 31, 2011 included a gain of $23.5 million arising on the disposal of substantially all of

Shire’s holding in Vertex Pharmaceuticals, Inc. (“Vertex”) (Shire received these shares as partial consideration for its investment in Virochem Pharma, Inc. ("Virochem") following ViroChem being acquired by Vertex). Other income in the year to December 31, 2010 included a gain of $11.1 million arising on the disposal of Shire’s investment in Virochem.

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

Financial condition at December 31, 2012 and 2011

Cash & cash equivalents

Cash and cash equivalents increased by $862.2 million to $1,482.2 million (December 31, 2011: $620.0 million). Cash generated by operating activities of $1,382.9 million was offset by the cost of acquiring FerroKin, other capital expenditure, the purchase of shares (both by the employee benefit trust (“EBT”) and under the share buy-back program) and dividend payments.

Other intangible assets, net

Other intangible assets have decreased by $104.9 million to $2,388.1 million (December 31, 2011: $2,493.0 million). Additions in the year of $281.6 million, principally relating to intangible assets acquired with FerroKin and from Pervasis and the license acquired from Mt. Sinai School of Medicine of New York University, were offset by intangible asset amortization and impairment charges of $194.8 million and $197.9 million respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses have increased by $131.0 million to $1,501.5 million (December 31, 2011: $1,370.5 million) mainly due to the recognition of liabilities in relation to the settlement of litigation with Impax Laboratories Inc. and the agreement in principle reached with the US Government regarding the investigation into the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE.

Convertible bonds

Convertible bonds – current liabilities have decreased by $1,100 million due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds due 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”) from current to non-current liabilities in 2012 as the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date (see “Liquidity and Capital Resources”, below in this ITEM 7).

Other non-current liabilities

Other non-current liabilities increased by $97.3 million to $241.6 million (December 31, 2011: $144.3 million) due primarily to the recognition of non-current contingent consideration payable totaling $120.4 million related to the FerroKin and Pervasis business combinations and the license agreement with Mt. Sinai.

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

Shire’s balance sheet includes $1,482.2 million of cash and cash equivalents at December 31, 2012. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). The Bonds were potentially redeemable at the option of Bondholders at their principal amount including accrued and unpaid interest on May 9, 2012 (the “Put Option”), and remain redeemable following the occurrence of a change of control of Shire. On April 9, 2012 the deadline for Bondholders to choose to exercise the Put Option passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity date. In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date or any change of control Shire, by delivery of the underlying ordinary shares and a cash top-up amount.

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

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, share buy-back program, capital expenditures, tax and interest payments, lease obligations and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from existing cash resources, the RCF and possibly through new borrowings and the issue of new equity if necessary.

Share buy-back program

Shire has a strong balance sheet and continued robust cash generation, and considers efficient use of capital on behalf of shareholders an important objective. Therefore, during the year to December 31, 2012 the Company commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying ADRs.

During the year ending December 31, 2012 the Company made on-market repurchases totaling 3,631,571 Ordinary Shares at a cost of $106.4 million (excluding transaction costs). This represents 0.65% of the issued share capital of the Company as at the year end. The program covers purchases of Ordinary Shares for cancellation or to be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s AGM on April 24, 2012 when the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority will expire at the 2013 AGM and in accordance with usual practice a resolution to renew it for another year will be proposed.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt (excluding restricted cash), as at December 31, 2012 and 2011:

	2012	2011
December 31,	$’M	$’M
Cash and cash equivalents1	1,482.2	620.0
Shire 2.75% Convertible bonds	1,100.0	1,100.0
Other debt	9.3	8.2
Total debt	1,109.3	1,108.2
Net cash/(debt)	372.9	(488.2)

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

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2012 increased by $309.3 million or 29% to $1,382.9 million (2011: $1,073.6 million) as higher cash receipts from gross product sales and improved cash collections for aged European receivables more than offset higher operating expenses and sales deduction payments in the year.

Net cash provided by operating activities for the year to December 31, 2011 increased by $118.7 million or 12% to $1,073.6 million (2010: $954.9 million). Higher cash receipts from gross product sales and lower cash tax payments were offset by the timing and quantum of both sales deduction and operating expenditure payments, and lower royalty receipts in 2011 compared to 2010.

Net cash used in investing activities was $271.0 million in the year to December 31, 2012, principally relating to the expenditure on property, plant and equipment of $149.6 million and the cash paid (net of cash acquired) of $97.0 million for the acquisition of FerroKin ($94.5 million) and Pervasis ($2.5 million). Capital expenditure on property, plant and equipment primarily includes expenditure of $65.0 million on computer software and hardware due to SAP upgrade and construction and leasehold improvements at different Company sites of $45.2 million.

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

Net cash used in financing activities was $244.3 million for the year to December 31, 2012, principally due to the purchase of shares by the EBT, the purchase of shares under the share buy-back program and dividend payments, offset by the tax benefit associated with the exercise of stock options.

Net cash used in financing activities was $195.4 million for the year to December 31, 2011, principally due to dividend payments, the purchase of shares by the EBT and the repayment of debt acquired with ABH, offset by the tax benefit associated with the exercise of stock options.

Outstanding Letters of credit

At December 31, 2012, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $38.2 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

At December 31, 2012 the Company’s cash requirements for long-term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Convertible bonds(i)	1,145.4	30.3	1,115.1	-	-
Operating leases obligation (ii)	244.3	49.6	61.0	40.8	92.9
Purchase obligations (iii)	806.8	670.1	127.7	4.4	4.6
Other long-term liabilities reflected on the Balance Sheet (iv)	230.2	-	159.3	37.8	33.1
Total	2,426.7	750.0	1,463.1	83.0	130.6

(i)
Shire’s $1,100 million principal amount of 2.75% convertible bonds due 2014 and the interest on the Bonds has been included based on their contractual payment dates. The principal amount of $1,100 million has been included within payments due in one to three years based on the Final Maturity Date of the Bonds. On April 9, 2012 the deadline for Bondholders to choose to exercise their Put Option on May 9, 2012 passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity Date, subject to the certain exceptions. As the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a non-current liability at December 31, 2012. Further details are included within Liquidity and capital resources: Shire 2.75% Convertible Bonds due 2014 above.

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

(iv)	Unrecognized tax benefits and associated interest and penalties of $58.9 million are included within payments due in one to three years.

The contractual obligations table above does not include certain milestones and other contractual commitments where payment is contingent upon the occurrence of events which are yet to occur (and therefore payment is not yet due). At December 31, 2012 the most significant of the Company’s milestone and contractual commitments which are contingent on the occurrence of future events are as follows:

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

In the year to December 31, 2012 Shire’s share of R&D costs under this collaboration agreement was $4.5 million (2011: $10.1 million; 2010: $2.7 million) which were expensed to R&D. Shire will pay Acceleron up to a further $165.0 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

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

In the year to December 31, 2012 Shire paid success milestones and other support costs of $3.0 million (2011: $2.5 million; 2010: $4.0 million) and $8.1 million (2011: $5.3 million; 2010: $2.3 million) to Santaris respectively, which were expensed to R&D. Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $69.0 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(iii)     Collaboration and license agreement with Sangamo to develop therapeutics for hemophilia

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

In the year to December 31, 2012 Shire made an upfront payment to Sangamo of $13.0 million, for technology access and R&D funding, which was expensed to R&D.

In the year to December 31, 2012 Shire’s share of R&D costs under this collaboration agreement was $8.9 million (2011: $nil; 2010: $nil) which were expensed to R&D. Shire may be required to pay research, regulatory, development and commercial milestone payments up to a maximum of $213.5 million and to pay royalties on net sales of the product.

(iv)     Acquisition of FerroKin

On April 2, 2012 Shire completed the acquisition of 100% of the outstanding share capital of FerroKin. The acquisition-date fair value of consideration totaled $159.3 million, comprising cash consideration paid on closing of $94.5 million and the fair value of contingent consideration payable of $64.8 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $225.0 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon the achievement of certain clinical development, regulatory and net sales milestones. For further details refer to Part IV ITEM 15: Exhibits and Financial Statement Schedules, Note 3 of this Annual Report on Form 10-K.

(v)      Acquisition of certain assets & liabilities of Pervasis

On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. The acquisition date fair value of the consideration totaled $26.1 million, comprising cash consideration paid on closing of $2.5 million and the fair value of contingent consideration payable of $23.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $169.5 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain clinical development, regulatory and net sales milestones. For further details refer to Part IV ITEM 15: Exhibits and Financial Statement Schedules, Note 3 of this Annual Report on Form 10-K.

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

The accumulated foreign currency translation differences at December 31, 2012 of $85.1 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange losses for the year to December 31, 2012 of $3.5 million are reported in the consolidated statements of income.

At December 31, 2012, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions and specific external receivables. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. At December 31, 2012 the fair value of these contracts was a net liability of $1.7 million.

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which vary according to ratings assigned to the counterparties by the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2012 there were three customers in the US that accounted for 50% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the year to December 31, 2012, including receipts of $118.7 million and $142.3 million in respect of Spanish and Italian receivables, respectively.

To date the Company has not incurred significant losses on accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from product divestments and contingent consideration payable in respect of business combinations and asset purchases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(i)	Valuation of intangible assets

In accordance with US GAAP the Company classifies intangible assets into three categories: (1) finite lived intangible assets, which are amortized over their estimated useful lives; (2) intangible assets with indefinite lives, which are not subject to amortization; and (3) goodwill.

At December 31, 2012 the carrying value of the Company’s finite lived intangible assets was $2,157.1 million (2011: $2,373.2 million; 2010: $1,839.2 million), the carrying value of the Company’s indefinite lived intangible assets was $231.0 million (2011: $119.8 million; 2010: $139.7 million), and the carrying value of the Company’s goodwill was $644.5 million (2011: $592.6 million; 2010: $402.5 million). The Company’s indefinite lived intangible assets relate solely to IPR&D assets acquired through business combinations.

a)	Initial valuation of intangible assets acquired through business combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the fair value of consideration given and the fair value of any noncontrolling interest over the fair values of the identifiable assets and liabilities acquired is recorded as goodwill. The determination of estimated fair values of acquired intangible assets, as well as the useful economic life ascribed to finite lived intangible assets, requires the use of significant judgement. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of acquired intangible assets, which could have a material effect on the Company’s results of operations.

Initial valuation of finite lived intangible assets

At December 31, 2012 the carrying value of the Company’s finite lived intangible assets was $2,157.1 million (2011: $2,373.2 million; 2010: $1,839.2 million), primarily representing the following products: VYVANSE ($770.2 million), DERMAGRAFT product technology ($650.9 million), REPLAGAL ($263.5 million), FIRAZYR ($209.1 million) and RESOLOR ($126.8 million).

The fair values of all finite lived identifiable intangible assets, for commercialized products and developed product technologies, acquired through business combinations have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. The multi-period excess earnings method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships, product technologies and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted). The forecast of future cash flows requires various assumptions to be made. These valuations are based on information at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such valuations will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows, and dependent on the outcome of future events or circumstances impairment losses (as outlined below) may result. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of finite lived intangible assets. However, as the valuation process for intangible assets involves a number of inter-relating assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of intangible assets to changes in any individual assumption.

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

For those business combinations which closed subsequent to January 1, 2009 IPR&D has been recorded as indefinite lived intangible assets. At the time of each initial acquisition, the Company recorded indefinite lived IPR&D assets of $166 million and $25 million on the acquisition of FerroKin and the acquisition of certain assets and liabilities from Pervasis, respectively in 2012, and recorded IPR&D assets of $139 million on the acquisition of Movetis in 2010.

The fair value of IPR&D assets is determined using the income approach on a project-by-project basis using the multi-period excess earnings method. The fair value of the acquired IPR&D assets has been based on the present value of probability adjusted incremental cash flows which a market participant would expect to be generated by the IPR&D projects after the deduction of contributory asset charges for other assets employed in these projects. This method incorporates an evaluation of the probability of success of each development project, and applying an appropriate market participant discount rate commensurate with the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

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

The valuation of IPR&D has been based on information that existed at the time of the acquisition of the relevant development project, and utilized expectations and assumptions that (i) have been deemed reasonable by the Company’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or estimates associated with the valuation of IPR&D will occur as projected. If certain of the IPR&D projects fail during development, are abandoned, or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the R&D investment made subsequent to acquisition of the relevant project. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

b)	Subsequent measurement of intangible assets

Finite lived intangible assets – estimation of amortization charges and impairment losses

Management’s estimate of the useful life of its finite lived intangible assets considers, amongst other things, the following factors:

(i)	the expected use of the finite lived intangible asset by the Company;

(ii)	any legal, regulatory, or contractual provisions that may limit or extend the useful life;

(iii)	the effects of demand and competition, including the launch of generic products; and

(iv)
other general economic and/or industry specific factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels).

The Company reviews the useful life of its intangible assets subject to amortization at each reporting period, and revises its estimate of the useful life if warranted by events or circumstances. Any future changes to the useful life of the Company’s finite lived intangible assets could result in higher or lower amortization charges in future periods, which could materially affect the Company’s results from operations.

The Company reviews its finite lived intangible assets for impairment using a “two-step” approach, whenever events or circumstances suggest that the carrying value of its finite lived intangible assets may not be recoverable. Under step one, if the undiscounted cash flows resulting from the use and ultimate disposition of the finite lived intangible asset (based on entity specific assumptions) are less than its carrying value, the intangible asset is considered not to be recoverable. The impairment loss is determined under step two as the amount by which the carrying value of the intangible asset exceeds its fair value (based on market participant assumptions).

Events or circumstances that could suggest that the Company’s finite lived intangible assets may not be recoverable, and which would lead to an evaluation of the recoverability of the relevant asset, include but are not limited to, the following:

(i)	changes to a product’s commercialization strategy;

(ii)	the loss of patent protection, regulatory exclusivity or challenge or circumvention by competitors of the Company’s regulatory exclusivity patents;

(iii)	the development and marketing of competitive products, including generic entrants into the marketplace;

(iv)	changes to the product labels, or other regulatory intervention;

(v)	sustained government pressure on prices and, specifically, competitive pricing;

(vi)	the occurrence of significant adverse events in respect to the Company’s products;

(vii)	a significant deterioration in a product’s operating performance compared to expectations; and

(viii)	an expectation that the intangible asset will be divested before the end of its previously estimated useful life.

The occurrence of any such events or circumstances could adversely affect the Company’s estimates of the future net cash flows generated by its finite lived intangible assets. The Company has recognized impairment losses of $126.7 million, to write-down its RESOLOR finite lived intangible assets to their fair value in the year to December 31, 2012 (2011: $nil; 2010: $42.7 million, which related to the DAYTRANA intangible asset as a result of divestment to Noven) (See ITEM 15 of PART IV: Exhibits And Financial Statement Schedules and Note 12, “Other intangible assets, net” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details). Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its finite lived intangible assets.

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

Events or circumstances that could suggest that the Company’s IPR&D assets may not be recoverable, and which would lead to an evaluation of the relevant asset for impairment, include those factors considered for finite lived intangible assets (outlined above) as well as any adverse changes to the technological or commercial viability of the IPR&D projects, which could include abandonment or declines in the estimated commercial potential of the relevant IPR&D project. The occurrence of any such events or circumstances could adversely affect the Company’s estimates of the future net cash flows generated by, and the fair value of, its indefinite lived intangible assets.

After the identification of any such events or circumstances, and the resultant impairment reviews, the Company recognized impairment losses of $71.2 million in the year to December 31, 2012 (2011:$16.0 million; 2010: $nil) to write-down its RESOLOR IPR&D assets to their fair value (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 12, “Other intangible assets, net” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details). Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its indefinite lived intangible assets.

Goodwill – estimation of impairment losses

The Company reviews goodwill for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is reviewed for impairment at the reporting unit level, which for the Company is at the same level as its operating segments of SP, HGT and RM

At December 31, 2012 goodwill of $291.1 million (December 31, 2011: $243.5 million) is held in the SP segment, $154.5 million (December 31, 2011: $152.1 million) in the HGT segment and $198.9 million (December 31, 2011: $197.0 million) is held in the RM segment.

The Company reviews goodwill for impairment using a “two step” approach. Step one requires a comparison of the fair value of each of the Company’s reporting units with its carrying value, including goodwill. If the carrying value of each individual reporting unit exceeds its estimated fair value, goodwill included within that reporting unit is considered impaired, in which case Step two is performed. Under Step two, if the carrying amount of a reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company determines the fair value of its reporting units (and if required in any Step two evaluation, the fair value of its goodwill) through a present value technique, principally using the income approach. The determination of fair value of the Company’s reporting units requires the use of significant judgment and assumptions, which include, amongst other things, the estimation of future forecast cash flows and an appropriate discount rate used to determine the fair value of each of the Company’s reporting units.

The Company’s annual goodwill impairment review performed as at October 1, 2012, 2011 and 2010 indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying values. Goodwill was, therefore, not considered impaired. However, dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by any future impairment losses relating to its goodwill.

(ii)	Sales Deductions

Sales deductions consist of statutory rebates to State Medicaid and other government agencies, contractual rebates with Managed Care Organizations (“MCOs”), product returns, sales discounts (including trade discounts), wholesaler chargebacks, and allowances for coupon and patient assistance programs. These deductions are recorded as reductions to revenue in the same period as the related sales. Estimates of future obligations are derived from historical experience adjusted to reflect known changes in the factors that impact such reserves. On the balance sheet the Company records wholesaler chargebacks and trade discounts as a reserve against accounts receivable, whereas all other sales deductions are recorded within current liabilities.

The Company has the following significant categories of sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and require the Company to use information from external sources:

Medicaid and Managed Care Rebates

Statutory rebates to State Medicaid agencies and contractual rebates to MCOs under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than inflation.).

As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total rebates to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products.

The amount of these reserves is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, projected product returns and the levels of inventory in the distribution channel.  Adjustments are made for known changes in these factors.

Shire’s estimates of the level of inventory in the distribution channel are derived from product-by-product inventory data provided by wholesalers and results of independently commissioned retail inventory surveys.

Revisions or clarification of guidelines from the CMS related to State Medicaid and other government program reimbursement practices with retroactive application can result in changes to management’s estimates of the rebates reported in prior periods.

The accrual estimation process for Medicaid and managed care rebates involves in each case a number of interrelating assumptions, which vary for each combination of product and Medicaid agency or MCO. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty.  However, Shire does not believe that the effect of these uncertainties, taken as a whole, significantly impacts the Company’s financial condition or results of operations.

Aggregate accruals for Medicaid and MCO rebates at December 31, 2012, 2011 and 2010 were $640.5 million, $612.6 million and $549.9 million, or 15%, 16% and 18%, respectively of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

Product Returns

The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life; (b) product damaged while in the possession of Shire; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Returns are generally accepted up to one year after expiration date of the relevant product. The Company typically refunds the sales price paid by the customer by issuance of a credit, rather than cash refund or exchanges from inventory, and the returned product is destroyed.

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

(i)	past product returns activity;

(ii)	the duration of time taken for products to be returned;

(iii)	the estimated level of inventory in the distribution channel;

(iv)	product recalls and discontinuances;

(v)	the shelf life of products;

(vi)	the launch of new drugs or new formulations; and

(vii)	the loss of patent protection or new competition.

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers and results of independently commissioned third party retail inventory surveys.

Returns reserves for new products and for those products with generic competition generally require a higher level of estimation than those for established products without generic competition.

For shipments made to support the commercial launch of a new product (which can include guaranteed sales), the Company’s policy is to defer recognition of the sales revenue until there is evidence of end-patient acceptance of the new product (primarily through third-party prescription data). For shipments after launch under standard terms (i.e. not guaranteed sales), the Company’s initial estimates of sales return accruals are primarily based on the historical sales returns experience of similar products shortly after launch. Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.

The Company estimates returns reserves for products with generic competition based on historical sales, product utilization and rebate data, which are modified through the use of management judgment to take into account many factors, including, but not limited to, current market dynamics, changes in contract terms, changes in sales trends and product pricing.

The accrual estimation process for product returns involves, in each case, a number of interrelating assumptions, which vary for each combination of product and customer. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, Shire does not believe that the effect of uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

At December 31, 2012, 2011 and 2010, provisions for product returns were $90.5 million, $88.8 million, and $69.8 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

(iii)	Income Taxes

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2012 the Company released certain provisions for uncertain tax positions totaling $14.2 million, primarily following the conclusion of prior year audits: these releases were partially offset by the recognition of additional provisions for uncertain tax positions of $20.9 million in relation to ongoing compliance management for current and prior years.

Any outcome upon settlement that differs from the recorded provision for uncertain tax positions may result in a materially higher or lower tax expense in future periods, which could significantly impact the Company’s results of operations or financial condition. However, the Company does not believe it is possible to reasonably estimate the potential impact of any such change in assumptions, estimates or judgments and the resultant change, if any, in the Company’s provision for uncertain tax positions, as any such change is dependent on factors such as future changes in tax law or administrative practice, the amount and nature of additional taxes which may be asserted by the taxation authorities, and the willingness of the relevant tax authorities to negotiate a settlement for any such position.

At December 31, 2012 the Company recognized a liability of $278.8 million for total unrecognized tax benefits (2011: $265.5 million) and had accrued $119.6 million (2011: $114.5 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are either offset against the income tax liability or establish an income tax receivable but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”), tax credits (from Research and Development and Investment Tax Credits) principally in the Republic of Ireland, the US, Belgium, Germany and the UK. At December 31, 2012 the Company had deferred tax liabilities of $740 million (2011: $714 million; 2010: $433 million) and gross deferred tax assets of $764 million (2011: $667 million; 2010: $569 million), against which the Company had recorded valuation allowances of $269 million (2011: $212 million; 2010: $200 million).

The realization of these assets is not assured and is dependent on the generation of sufficient taxable income in future periods. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets. Where there is an expectation that on the balance of probabilities there will not be sufficient taxable profits to utilize these tax attributes a valuation allowance is held against these deferred tax assets. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

(iv)	Litigation and legal proceedings

The Company has a number of lawsuits pending. The Company’s principal pending legal and other proceedings are disclosed in ITEM 3: Legal Proceedings and Note 19, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined during each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2012 provisions for litigation losses, insurance claims and other disputes totaled $130.5 million (December 31, 2011: $36.9 million; 2010: $33.8 million).

The outcomes of these proceedings are not always predictable and can be affected by various factors. For those legal and other proceedings for which it is considered at least reasonably possible that a loss has been incurred, the Company discloses the possible loss or range of possible loss in excess of the recorded loss contingency provision, if any, where such excess is both material and estimable. The estimation of the likelihood, amount and range of any loss arising from these proceedings requires significant judgment. Any revisions in the Company’s estimates, or outcomes upon settlement that deviate from the Company’s best estimate may result in an additional or lesser expense in a future accounting period, which could materially impact the Company’s financial condition or results of operations.

(v)	Contingent consideration receivable from product divestments

Consideration receivable by the Company on the divestment of product rights typically includes up-front receipts and/or milestones and royalties which are contingent on the outcome of future events (with such milestones and royalties being, for example, based upon the future sales performance of the divested product). Contingent consideration occasionally represents a significant proportion of the economic value receivable by the Company for a divested product. In these situations the Company initially recognizes this contingent consideration as an asset at its divestment date fair value, with re-measurement of this asset to its then current fair value at subsequent balance sheet dates.

At December 31, 2012 the Company has contingent consideration assets of $38.3 million (2011: $37.8 million; 2010: $61.0 million), related to the divestment of DAYTRANA to Noven in October 2010. The fair value of this contingent consideration receivable has been estimated using the income approach (using a discounted cash flow method). This discounted cash flow approach uses significant unobservable Level 3 inputs (as defined in US GAAP) including: forecast future relevant sales of the divested product; the number of years over which such sales will be generated; the relevant contractual royalty rates associated with such sales; an appropriate discount rate to be applied in calculating the present value of forecast future cash inflows; and assumed weightings applied to differing revenue scenarios used to derive a probability weighted fair value. Significant judgment has been employed by the Company in developing these estimates and assumptions, both at the date of divestment and in developing assumptions in subsequent periods. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be affected in the period of any such change of estimate.

(vi)	Contingent consideration payable

Contingent consideration payable represents the fair value of future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations and the license acquired from Mt Sinai. The amount of consideration ultimately payable under these arrangements is dependent on the achievement of certain future development, regulatory and sales milestones and/or the level of future royalties payable for the relevant licensed product. The fair value of the Company’s contingent consideration payable at December 31, 2012 was $136.4 million (December 31, 2011: $nil).

The Company re-measures its contingent consideration payable to fair value each accounting period. Any changes to the fair value of contingent consideration payables in respect of the FerroKin and Pervasis business combinations is recorded to integration and acquisition costs in the Company’s consolidated income statement. Any changes to the fair value of contingent consideration payable in respect of the license acquired from Mt Sinai is recorded as an increase / (decrease) to the associated intangible asset, with a prospective adjustment to intangible asset amortization in periods subsequent to any such change.

The Company estimates the fair value of contingent consideration payable using the income approach, based on a discounted cash flow method. The discounted cash flow method uses significant unobservable Level 3 inputs (as defined under US GAAP), including: the probability of, and period in which, the relevant milestone event is expected to be achieved; the discount rate to be applied in calculating the present value of the relevant milestone or royalty; and the amount of royalties payable based on forecast net sales of the relevant product. Significant judgment is employed by the Company in developing these fair values estimates. If actual events differ from management’s estimates or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be materially affected in the period of any such change of estimate.

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

For the year to December 31, 2012 the IAS Trust recorded income before tax of $81.5 million (2011: $67.6 million; 2010: $58.3 million). This income reflected dividends received on the Income Access Share.

At December 31, 2012 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2012: $81.5 million, 2011: $67.6 million; 2010: $58.3 million), and distributions made on behalf of Shire to shareholders (2012: $81.5 million, 2011: $67.6 million; 2010: $58.3 million).

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2012 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the year to December 31, 2012 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and specific external receivables. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2012 the Company had 19 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2012 the fair value of these contracts was a net liability of $1.7 million. Further details are included below.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarises the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound Sterling and Swiss Franc against the US Dollar, (assuming a hypothetical 10% strengthening of the US Dollar against each of the aforementioned currencies in the year to December 31, 2012):

	Increase/(reduction) in revenues	Increase/(reduction) in net income
	$M	$M
Euro	(76)	(42)
Pound Sterling	(22)	(2)
Swiss Franc	-	30

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

December 31, 2012	Principal
	Value of	Weighted
	Amount	Average	Fair
	Receivable	Exchange Rate	Value
	$’M		$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	213.7	1.30	(2.8)
Receive GBP/Pay USD	117.5	1.61	1.1
Receive USD/Pay CAD	7.8	1.01	0.1
Receive USD/Pay SEK	9.0	0.15	(0.2)
Receive USD/Pay AUD	2.5	1.04	-
Receive USD/Pay MXN	3.6	0.08	0.1

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which vary according to ratings assigned to the counterparties by the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2012 there were three customers in the US that accounted for 50% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.

In recent years the creditworthiness and general economic condition of the Relevant Countries has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total from government-owned or government-supported healthcare providers in the Relevant Countries are as follows:

	December 31, 2012 $’M	December 31, 2011 $’M

Total accounts receivable, net in the Relevant Countries	137	184

Total accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	17%	22%

Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	130	170

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $130 million (2011: $170 million) are split by country as follows: Greece $6 million (2011: $4 million); Ireland $1 million (2011: $1 million); Italy $62 million (2011: $81 million); Portugal $13 million (2011: $14 million) and Spain $48 million (2011: $70 million).

The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries and in the year to December 31, 2012 received $280.2 million in settlement of accounts receivable in the Relevant Countries - $4 million was from Greece; $142.3 million from Italy; $15.2 million from Portugal and $118.7 million from Spain.

To date the Company has not incurred significant losses on the accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable.

Other than the accounts receivable from government-owned or supported healthcare providers outlined above, the Company does not hold any other government debt from the Relevant Countries. Additionally the Company does not consider it is currently exposed to significant sovereign credit risk outside of the Relevant Countries.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as at December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2012 and 2011. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Matthew Emmens	61	Non-executive Chairman
Angus Russell	57	Chief Executive Officer (“CEO”)
Dr Flemming Ornskov1	55	CEO Designate
Graham Hetherington	54	Chief Financial Officer (“CFO”)
David Kappler	65	Deputy Chairman and Senior Independent Non-Executive Director
William Burns	65	Non-Executive Director
Dr Steven Gillis2	49	Non-Executive Director
Dr David Ginsburg	60	Non-Executive Director
Anne Minto	59	Non-Executive Director
David Stout	58	Non-Executive Director
Susan Kilsby	54	Non-Executive Director

(1)Dr Flemming Ornskov was appointed CEO Designate with effect from January 2, 2013.
(2) Dr Steven Gillis was appointed as a Non-Executive Director with effect from October 1, 2012.

Executive Officers of the Company

Name	Age	Position
Angus Russell	57	CEO
Dr Flemming Ornskov	55	CEO Designate
Graham Hetherington	54	CFO
Dr Sylvie Grégoire1	51	President of Human Genetic Therapies
Tatjana May	47	General Counsel and Company Secretary
Dr Jeffrey Jonas2	59	President of Regenerative Medicine
Ann Judge3	47	Chief Human Resources Officer

(1)	Sylvie Gregoire will be stepping down on March 31, 2013.
(2)	Dr Jeffrey Jonas was appointed on November 15, 2012.
(3)	Ann Judge joined the Company as Head of Human Resources in November 2009 and joined the Leadership Team in May 2012. She will be stepping down on March 2, 2013.

For the purposes of the NASDAQ corporate governance rules, the independent directors are William Burns, Dr Steven Gillis, Dr David Ginsburg, David Kappler, Anne Minto, David Stout and Susan Kilsby. There is no family relationship between or among any of the directors or executive officers.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. In addition, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting Council in June 2010 (the “UK Governance Code”),  the Company’s Directors, including Non-Executive Directors, are subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Matthew Emmens	June 17, 2014
David Kappler	April 4, 2014
William Burns	March 14, 2014
Dr Steven Gillis	September 30, 2014
Dr David Ginsburg	June 15, 2014
Anne Minto	June 15, 2014
David Stout	October 30, 2013
Susan Kilsby	August 31, 2013

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Matthew Emmens
Chairman

Mr. Emmens was appointed Chairman on June 18, 2008 and has been a member of the Board since March 12, 2003. He is also a member of the Nomination Committee. He was the Company’s Chief Executive Officer from March 2003 to June 2008. Mr. Emmens brings to the Board his operational knowledge of Shire and his wealth of international sales, marketing, integration and operational experience in the pharmaceutical sector. Mr. Emmens is a Director of Vertex Pharmaceuticals Inc. He served as Chairman, CEO and President of Vertex Pharmaceuticals Inc. from 2009 until early 2012 and is a former Director of Incyte Corporation.

Mr. Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992, he helped to establish Astra Merck Inc., a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999, he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceutical business. He later served as President of Merck KGaA’s global prescription pharmaceuticals business in Germany.  Mr. Emmens holds a degree in Business Management.

Angus Russell
Chief Executive Officer

Mr. Russell was appointed Chief Executive Officer on June 18, 2008 and has been a member of the Board since December 13, 1999.  He is also Chairman of the Company’s Leadership Team and was the Company’s Chief Financial Officer from December 1999 to June 2008. Mr. Russell retires on April 30, 2013.

Mr. Russell brings to his position his operational knowledge of Shire and his extensive finance, risk management, strategic and operational experience in the pharmaceutical sector. He is a Non-Executive Director of InterMune, Inc. and is a former Non-Executive Director of the City of London Investment Trust plc. Between 1980 and 1999, he held a number of positions of increasing responsibility at ICI, Zeneca and AstraZeneca PLC, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers.

Dr. Flemming Ornskov
Chief Executive Officer Designate

Dr. Ornskov was appointed Chief Executive Officer Designate and a member of the Board on January 2, 2013.  He is also a member of the Company’s Leadership Team and will assume the role of Chief Executive Officer from April 30, 2013.

Dr. Ornskov brings to his position his operational and medical knowledge and his extensive international, strategic and operational experience in the pharmaceutical sector. He is Non-Executive Chairman of Evotec AG and is a former Non-Executive Director of PCI Biotech Holding ASA.

Dr. Ornskov held the position of Chief Marketing Officer and Global Head, Strategic Marketing for General and Specialty Medicine at Bayer from 2010 to 2012. Prior to joining Bayer, Dr. Ornskov served as Global President, Pharmaceuticals and OTC at Bausch & Lomb, Inc., from 2008 to 2010. He also served as Chairman and later as President and Chief Executive Officer of Life-Cycle Pharma A/S from 2006 to 2008, and President and Chief Executive Officer of Ikaria, Inc., from 2005 to 2006. Earlier in his pharmaceutical career he had roles of increasing responsibility at Merck & Co. Inc. and Novartis AG, following a distinguished period in hospital and academic medicine. Dr. Ornskov received his MD from the University of Copenhagen, MBA from INSEAD, and Master of Public Health from Harvard University.

Graham Hetherington
Chief Financial Officer

Mr. Hetherington has been the Chief Financial Officer and a member of the Board since July 1, 2008. He is also a member of the Leadership Team.

Mr. Hetherington brings to his position a broad range of international finance management and planning, audit, risk management and M&A experience. He was Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999 to 2005. Mr. Hetherington is a Fellow of the Chartered Institute of Management Accountants.

David Kappler
Deputy Chairman and Senior Independent Non-Executive Director

Mr. Kappler has been a member of the Board since April 5, 2004. He was appointed Senior Independent Non-Executive Director in July 2007 and Deputy Chairman in June 2008.  He is also Chairman of the Nomination Committee and of the Audit, Compliance & Risk Committee.

Mr. Kappler brings to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He is a Non-Executive Director of InterContinental Hotels Group plc.

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

William Burns
Non-Executive Director

Mr. Burns was appointed to the Board on March 15, 2010 and is a member of the Remuneration Committee, the Nomination Committee and of the Science & Technology Committee.

Mr. Burns brings to the Board extensive experience in international sales, marketing, integration and operational experience in the pharmaceutical sector. He is a Director of Biotie Therapies Corp., Roche Holdings Ltd, Chugai Pharmaceutical Co., Ltd and Genentech, Inc. and is a former Director of Crucell N.V.

Mr. Burns worked for many years for Roche, holding the position of CEO of their pharmaceuticals division from 2005 to 2009 and was a member of the Roche Group Corporate Executive Committee. Mr. Burns holds a BA (Hons).

Dr. Steven Gills
Non-Executive Director

Dr. Gills was appointed to the Board on October 1, 2012 and is a member of the Science & Technology Committee and the Remuneration Committee.

He brings to the Board his extensive technical and scientific knowledge and commercial experience.  Dr. Gillis is currently a Managing Director at ARCH Venture Partners, a provider of venture capital for technology firms, where he is focused on the evaluation of new life science technologies and the development and growth of ARCH’s biotechnology portfolio companies.  Prior to this, Dr. Gillis was a founder and director of Corixa Corporation, acquired by GlaxoSmithKline in 2005. Prior to starting Corixa, he was a founder and director of Immunex Corporation.

An immunologist by training, Dr. Gillis has authored more than 300 peer-reviewed publications in the areas of molecular and tumor immunology. He is credited as being a pioneer in the field of cytokines and cytokine receptors, directing the development of multiple marketed products including Leukine, (GM-CSF), Prokine (IL-2) and Enbrel (soluble TNF receptor-Fc fusion protein) as well as the regulatory approval of Bexxar (radiolabeled anti-CD20) and the novel vaccine adjuvant, MPL.

Dr. Gillis received his BA from Williams College and his Ph.D. from Dartmouth College.

Dr. David Ginsburg
Non-Executive Director

Dr. Ginsburg was appointed to the Board on June 16, 2010 and is a member of the Science & Technology Committee.

Dr. Ginsburg brings to the Board his clinical medical background in Internal Medicine, Hematology-Oncology, and Medical Genetics, as well as his extensive basic biomedical laboratory research expertise. He is currently James V. Neel Distinguished University Professor of Internal Medicine Human Genetics, and Pediatrics at the University of Michigan and a Howard Hughes Medical Institute Investigator. Dr. Ginsburg obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School, before joining the faculty at the University of

Michigan. Dr. Ginsburg is the recipient of numerous honors and awards, including election to membership in the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences.

Susan Kilsby
Non-Executive Director

Ms. Kilsby was appointed to the Board on September 1, 2011 and is a member of the Audit, Compliance & Risk Committee.

Ms. Kilsby brings to the Board extensive M&A and finance experience. She is a Non-Executive Director of BBA Aviation plc and was a Director of Hong Kong listed global skin care company, L’Occitane International S.A until December 2012. Ms. Kilsby has had a distinguished global career in investment banking having held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009 and continues in a part-time senior advisory capacity.  Ms. Kilsby holds a BA in Economics and a MBA.

Anne Minto OBE
Non-Executive Director

Ms. Minto was appointed to the Board on June 16, 2010 and is Chairman of the Remuneration Committee and a member of the Nomination Committee.

Ms. Minto brings to the Board her extensive legal, commercial and remuneration experience.  She is a Non-Executive Director of Tate & Lyle PLC and is a former Director of Northumbrian Water plc and SITA UK.

Ms. Minto held the position of Group Director, Human Resources at Centrica plc from October 2002 to 30 June 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. Following her law degree at Aberdeen University and a post graduate diploma in Human Resources she qualified as a lawyer. Ms. Minto is a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland. She is a trustee of the University of Aberdeen Development Trust and is Patron of the University of Aberdeen Alumni Fund.

David Stout
Non-Executive Director

Mr. Stout was appointed to the Board on October 31, 2009 and is a member of the Audit, Compliance & Risk Committee and of the Remuneration Committee.

Mr. Stout brings to the Board extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. He is a Director of Jabil Circuit, Inc. and Airgas Inc. and is a former Director of Allos Therapeutics, Inc.

Mr. Stout was President, Pharmaceutical Operations at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations, from January 2003 to February 2008.  Prior to that, he was President of GlaxoSmithKline’s US Pharmaceuticals Business and before that SmithKline Beecham’s North American Pharmaceuticals Business. Before joining SmithKline Beecham, Mr. Stout worked for many years at Schering-Plough. Mr. Stout holds a BA in biology.

Executive officers

Dr. Sylvie Grégoire joined Shire in September 2007. She is President of Human Genetic Therapies and a member of Shire’s Leadership Team. Dr. Gregoire has over 20 years of pharmaceutical and biotechnology experience. She most recently served as Executive Chairwoman of the Board of IDM Pharma, a biotechnology company in California. Prior to this she was Chief Executive Officer of GlycoFi, and has also held numerous leadership positions at Biogen Inc., in the United States and France. She also worked for Merck & Co. in various positions in clinical research and in European regulatory affairs, both in the US and abroad. She received her Doctor of Pharmacy degree from the State University of New York at Buffalo, and her pharmacy degree from Université Laval, Québec City, Canada.

Tatjana May has been with Shire since May 2001. She is General Counsel and Company Secretary and a member of Shire’s Leadership Team. Ms May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc. Prior to that she worked at the law firm Slaughter and May.

Dr. Jeffrey Jonas joined Shire in July 2008.  Dr. Jonas is the President of Shire’s Regenerative Medicine business and a member of the Shire Leadership Team, since November 2012. On joining Shire, Dr. Jonas led the SP Research & Development team and was a member of the SP leadership team. Prior to joining Shire, he was Executive Vice President at Isis Pharmaceuticals. Previously, Dr. Jonas served as the Chief Medical Officer and Executive Vice President at Forest Laboratories. He began his career at Upjohn Laboratories. Dr. Jonas has also been a successful entrepreneur having founded cell therapy company AVAX Technologies, and co-founded biotech company, SCEPTOR Industries. Dr. Jonas received his MD from Harvard Medical School.

Ann Judge leads Shire’s global Human Resources team and is a member of the Leadership Team.  In her role, Ms Judge drives organizational effectiveness in support of Shire’s vision and strategy. Ms Judge has over 20 years of global HR experience in the Pharmaceutical, Chemical, and Oil and Gas industries. Ms Judge spent thirteen years at The Dow Chemical Company in a variety of HR positions of increasing scope and responsibility.  She was based in Leipzig, Germany and Horgen, Switzerland, where she also supported the commercial Asia Pacific Region, before relocating to Philadelphia in late 2003. Prior to joining Shire Pharmaceuticals Ms Judge was with Wyeth for six years, most recently as the Corporate HR Vice President for Wyeth’s Pharmaceutical Division. Ms Judge joined to lead the global HR team at Shire in late 2010. Ms Judge is certified as a Sr. Professional in Human Resources (SPHR).  She earned a BS degree from Iowa State University and a Masters degree in Industrial Relations from the University of Minnesota, Minneapolis.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2012 were Mr. Kappler, Mr. Stout and Ms Kilsby.

The Board has determined that Mr. Kappler is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr. Kappler’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s internet website at www.shire.com.

NASDAQ Corporate Governance Exemption

As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” corporate governance practices in lieu of the provisions of the NASDAQ Stock Market’s Marketplace Rule 5600 series that apply to the constitution of a quorum for any meeting of shareholders.

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

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2012, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $22.7 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.0 million. During 2012, members of the group were granted awards over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 27 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

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

Dear Shareholder

On behalf of the Board, I am pleased to present the Remuneration Committee’s Report for 2012 for which we will be seeking approval from shareholders at our AGM in April 2013.  This report, which has been prepared in compliance with the UK Companies Act 2006 and related regulations, is designed to provide helpful context and explanation of the Company’s remuneration policies and how the Committee discharged its responsibilities in 2012.

During 2012 a number of events, both internal and external to Shire, influenced the Committee’s agenda. These provided opportunities to review certain remuneration policies, to confirm that our remuneration packages are able to attract top international talent, and to ensure that the link of remuneration decisions to business results was transparent to shareholders. These events included another year of strong results for the Company, despite some challenges across the pharmaceutical industry, the announcement that our CEO Angus Russell will retire in 2013 and that Dr Flemming Ornskov will succeed him.  In addition, the Committee monitored the continued public debate on executive pay and in particular the UK Government’s proposals on improved remuneration reporting. We have participated actively in the consultations managed over the past 18 months by the UK Department for Business, Innovation and Skills and welcome proposals for increased transparency.

The Committee’s overall approach remains unchanged. We aim to strike a balance between remuneration that is appropriate in a competitive global market and the need for remuneration to be aligned with governance best practice and performance. Shire’s early adoption of some new disclosure rules allowed us to reinforce the Company’s strong link of pay to performance over the past several years. The trajectory of executive pay is aligned with Company results and the growth of the share price, thus ensuring that there is a fair distribution of rewards between shareholders and executives.

Context to the Committee’s decisions

In making its decisions, the Committee considers Shire’s overall performance, including both financial and non-financial results, in the light of long-term strategic goals. Shire enjoyed another strong year with industry leading growth and the advancement of our pipeline, creating significant opportunities for growth in the future. Particular highlights of Shire’s financial performance during 2012 include:

●	Product sales up 12% to $4.4 billion;
●	Non GAAP EBITDA1 up 7% to $1.6 billion; and
●	Growth in adjusted return on invested capital (ROIC) of 110 basis points over 2011 to 13.8%.

Other key accomplishments included the successful completion of a broad range of acquisitions, licenses and collaborations for various target diseases and technology platforms, which have contributed to the expansion and diversification of Shire’s development pipeline, as well as the definition and application of the critical leadership capabilities required to fuel the Company’s growth and innovation, thus positioning Shire to select and develop the most capable leaders. We also spent considerable time in 2012 on CEO succession activities to ensure an orderly transition. These accomplishments are described in further detail later in this report.

Individual performance and market practice are also included in the Committee’s assessment. Consistent with the approach across the organisation, Executive Directors’ performance and behaviours in support of Shire’s culture are assessed as part of the performance assessment framework. Remuneration practice is considered in the context of the markets in which we compete for talent, both in terms of the geographies in which we operate (with around two thirds of employees as well as the majority of the Leadership Team based in the US) and the pharmaceutical and biotechnology sectors.

1See “Non GAAP measures used in the Directors’ Remuneration Report” on page 105 for further discussion of this Non GAAP measure

Key Committee decisions

The Committee is confident that our pay decisions reflect performance but also demonstrate responsibility. Current arrangements continue to appropriately reward our high performing international management team for delivering strong, sustainable performance and long-term shareholder value. The key decisions for 2012 are highlighted below:

•	Continued moderation in 2012 salary increases for Executive Directors, aligned with the broader employee budget of 3%;
•	Annual and long-term incentive awards for the Chief Financial Officer slightly below target against the backdrop of continued strong performance;
•
Remuneration decisions in relation to the current Chief Executive Officer’s retirement from the Board in 2013 in line with his contract and performance during his period of service. No salary increase or long-term incentive award will be made in 2013 in the light of his scheduled retirement; and

•
Replacement awards for forfeited annual and long-term incentives needed to successfully recruit the incoming Chief Executive Officer Designate will be delivered predominantly in Shire shares, with the timing of awards aligned with when they would have been received from his former employer.

The Committee will continue to monitor the current arrangements to ensure they remain aligned with Shire's strategic goals and shareholders’ interests.

Finally, I would like to thank my fellow Committee members and the members of management who support the Committee for their commitment and hard work over the past year. I would also like to welcome Dr. Steven Gillis who joined the Committee in October 2012 and brings with him extensive technical and scientific knowledge and commercial experience.

On behalf of the Board

Anne Minto
Chairman of the Remuneration Committee

Part A: Remuneration policy

1.	Executive Director remuneration – policy table for 2013 and future years

Purpose and link to strategy	Opportunity & Operation
Fixed remuneration – Base salary
Base salary recognises the market value of the role, an individual’s skills, experience and performance, as well as their contribution to leadership and Company strategy.

Base salary is targeted at around median of a Mid-Atlantic peer group which comprises a blend of US and UK companies, taking into account scale and international complexity. UK market data is based on other companies within the FTSE 100 index excluding financial services, utilities and mining companies. The greater number of comparable US companies allows further refinement of US market data to only include companies in the pharmaceutical, biotechnology, and related sectors.  The exact positioning depends on a variety of factors such as individual experience and performance, salary increases across the Company and shareholder views.

Any significant salary increases, such as in case of Executive Directors new in role, changes in responsibilities or significant variance to the market, will be appropriately explained.

Base salary is paid in cash and is pensionable, and any increases typically take effect on 1 January each year.

Fixed remuneration – Pension and other benefits
The Company’s policy is to ensure that benefits are competitive in the markets in which it operates.

Mr Russell participates in the 401(k) Plan and the Supplemental Executive Retirement Plan (SERP) in the US. The SERP is an unfunded defined contribution scheme; the benefits are payable as lump sums on leaving the Company’s employment or in the event of death or disability. The Company contributes a total of 30% of Mr Russell’s annual salary to these plans in total.

Mr Hetherington participates in a UK HMRC registered defined contribution plan, which the Company operates for UK employees. Mr Hetherington receives a total contribution of 25% of annual salary to a combination of this plan and/or by way of a cash allowance at his election.

Other core benefits include a car allowance and private fuel, long-term disability and private medical insurance, and personal financial planning assistance. These benefits are not pensionable.

Short-term variable remuneration – Executive Annual Incentive Plan

The Executive Annual Incentive Plan (EAIP) rewards individuals with an award based on achievement of pre-defined, Committee-approved corporate objectives and the individual’s contributions toward achieving those objectives.

Key performance measures are set by the Committee both in the context of annual performance as well as to ensure progress towards longer-term, strategic goals.

90% and 80% of base salary is payable for target performance for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) respectively and up to 180% and 160% for maximum performance. These levels are consistent with the Mid-Atlantic peer group described earlier in this report.

75% is payable in cash (non-pensionable) and 25% is deferred into shares. The cash element is paid in the first quarter of the year following the performance year, and the deferred shares element is deferred and released after a period of three years, subject to the participant’s employment not being terminated for cause. The release of deferred shares awarded from 2011 onwards includes dividend shares representing accumulated dividends.

Long-term variable remuneration – Portfolio Share Plan

The performance measures for the Portfolio Share Plan (PSP) awards are Non-GAAP EBITDA and Adjusted ROIC. They were selected by the Committee as it believes that growth in Non-GAAP EBITDA and achievement of Adjusted ROIC above the weighted average cost of capital are key drivers of value creation.

The combination of these two measures in a performance matrix is designed to reward the Executive Directors for delivering balanced growth.

The Committee reviews annually whether the performance matrix structure and performance targets remain appropriate and challenging taking into account analysts’ forecasts, the industry's outlook, long-range plans, strategic objectives and shareholder interests.

PSP grants for the Executive Directors comprise two types of award:

•      SAR Awards. A Stock Appreciation Right (SAR) is the right to receive ordinary shares or American Depositary Shares (ADS) linked to the increase in value of ordinary shares or ADSs from grant to exercise.
•      PSA Awards. A Performance Share Award (PSA) is the right to receive a specified number of ordinary shares or ADSs.

SAR and PSA awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of performance conditions. SAR awards can be exercised up to the seventh anniversary of the date of grant. These two types of award are made to ensure a balance between the emphasis on share price growth that the SAR awards provide and the retentive properties of the PSA awards.

Long-term incentive awards are commonly expressed in terms of the face value of the underlying shares.  The maximum face value of awards for any participant under the PSP Rules, which were approved by shareholders in 2008, is 600% of base salary for SAR awards and 400% of base salary for PSA awards, using the value of Shire’s shares at the time of award.

Within these maximum plan limits, the Committee has established the following target levels of award in face value terms: For the CEO, 400% of base salary for SAR awards and 300% of base salary for PSA awards; and, for the CFO, 300% of base salary for SAR awards and 220% of base salary for PSA awards. These levels are consistent with the Mid-Atlantic peer group described earlier in this report.

Each year, the Committee will make awards to Executive Directors of between 80% to 120% of these target levels, depending on performance and appropriate benchmarks.  In doing so, the Committee gives consideration to the expected value of the award, which enables comparison to other Shire employees (whose long-term variable remuneration is determined in expected value terms) as well as to the external market.

Expected value is determined by taking into account the share price at the time of award, applicable performance conditions and, for SAR awards, a valuation calculated using the Black-Scholes model, a widely accepted method of calculating the option value of these types of award.

For new hires, additional cash and/or share awards are made, where necessary, to reflect awards forfeited on departure from previous employment. The Committee seeks to ensure that, overall, these are no more generous in terms of quantum or vesting period than the awards due to be forfeited with particular reference to the performance conditions. It also seeks to ensure that the proportion of share awards made is at least as great as in relation to the awards forfeited.

Performance metrics	Planned changes
Fixed remuneration – Base salary
Individual and corporate performances are factors considered during the annual base salary review process.	Following the annual review, the Committee made the following base salary decisions.

	2012 base salary	2013 base salary	% change
Angus Russell	$1,290,000	$1,290,000	0%
Graham Hetherington	£465,000	£480,000	3.2%

The Committee determined that no 2013 base salary increase would be appropriate for Mr Russell given his scheduled retirement. For Mr Hetherington, the Committee took into account a range of factors including market positioning, individual performance, the delivery of continued strong financial performance and the broader employee budget of 3%.

Fixed remuneration – Pension and other benefits
Benefits are, by their nature, not performance-linked.	There will be no private fuel provision from 2013 onwards.
Short-term variable remuneration – Executive Annual Incentive Plan
Key performance measures are established each year in the context of strategic and operational priorities. In determining EAIP awards for the Executive Directors, the Committee considers performance against each of these key performance measures, taking into account the impact on the Company’s performance of strategic actions, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year, together with performance against personal objectives.

Clawback arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

The 2013 EAIP will continue to use a scorecard approach with key performance measures supporting Shire’s vision of ‘Imagining and Leading the Future of Healthcare for People with Life-Altering Conditions, Creating Value for Society’. Executive Directors’ 2013 performance will be assessed relative to both the financial targets and the strategic priorities of strengthening the commercial portfolio, expanding the development pipeline, and enhancing organizational effectiveness.

The annual bonus funding for the organization, including the EAIP, will be determined by financial performance, as assessed against specific targets for product sales, operating income, and Adjusted ROIC.

Long-term variable remuneration – Portfolio Share Plan
Vesting of awards requires the achievement of Non-GAAP EBITDA and Adjusted ROIC targets within a performance matrix. In addition, awards only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

For 2013 the face value of PSP awards will be as set out in the table below. The base award is one quarter of the total award made (1.0x vesting under the matrix) and is payable for threshold performance.  There is nil vesting below this performance level. Up to four times the base award (4.0x vesting under the matrix) is payable for maximum performance, which would result in the total award vesting. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

For the purposes of the matrix, EBITDA  growth is defined as the compound annual growth rate (CAGR) of Non-GAAP EBITDA, as derived from the Group’s Non-GAAP financial results included in its full year earnings releases, over the three year vesting period.  Adjusted ROIC reflects the definition used by the Company in its Corporate Scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from the Company’s Non-GAAP financial results including:

•      Adding back to Non-GAAP operating income all R&D expenses and operating lease costs incurred in the period;
•      Capitalizing on the Group’s balance sheet historical, cumulative R&D, in-process R&D, intangible asset impairment charges and operating lease costs which previously have been expensed;
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
	Award type	Face value of base award / threshold vesting (% of 2013 salary) (1.0x vesting under performance matrix)	Face value of total award / maximum vesting (% of 2013 salary) (4.0x vesting under performance matrix)	Face value of total award / maximum vesting (£'000) (4.0x vesting under performance matrix)
Graham Hetherington	SAR	73%	290%	£1,393
	PSA	53%	213%	£1,022

The Committee reserves the right to make adjustments to the matrix to reflect significant one time items which occur during the vesting period. The Committee will make full and clear disclosure of any such adjustments in the Directors’ Remuneration Report, together with the ROIC performance, at the end of the performance period.

Clawback arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

Note: The face value allocation between SARs and PSAs is estimated as it is determined on an expected value basis upon grant.

The Committee reviewed the performance matrix and determined that the structure and performance measures will be retained in their current form for 2013.  The performance targets have been adjusted to maintain appropriate alignment with the Company’s current long-range plans and strategy, the Company’s weighted average cost of capital and recent broker forecasts.

The performance range for EBITDA growth has been adjusted from between 8% to 16% to between 10% and 18% and the performance range for Adjusted ROIC increase has been adjusted from between 60 - 160 basis points per annum to 100 - 200 basis points per annum. The resulting 2013 performance matrix is set out below.

Adjusted ROIC	EBITDA growth (CAGR 2012-2015)
Increase bp p.a.	10%	12%	14%	16%	18%
100	1.0x	1.3x	1.7x	2.1x	2.5x
120	1.3x	1.6x	2.0x	2.4x	2.8x
140	1.6x	1.9x	2.4x	2.7x	3.1x
160	1.9x	2.3x	2.6x	3.1x	3.5x
180	2.2x	2.6x	3.1x	3.6x	4.0x
200	2.5x	3.0x	3.5x	4.0x	4.0x

For EBITDA growth, the Non GAAP EBITDA in the final performance year (2015) is compared to the Non GAAP EBITDA in the reference year (2012).  A compound annual growth rate of EBITDA is then calculated.   For Adjusted ROIC growth, the Adjusted ROIC in the final performance year is compared to the  Adjusted ROIC in the reference year.  The difference between these two numbers is then divided by three and expressed in basis points (one-hundredth of a percentage point) to give an average per annum change in ROIC basis points.

Remuneration of other employees

The remuneration policy is made up of the guiding principles set out below. These act as a framework for remuneration decisions across the Company.

i.	Simple and understandable
●	Employees understand their impact on business performance and how they will be rewarded accordingly.
●	Arrangements are practical and easily communicated.

ii.	Competitive
●	Packages enable the Company to attract and retain employees with the ability to deliver the strategy for the benefit of shareholders and other key stakeholders including patients.
●	Overall remuneration is both cost-effective and appropriate.

iii.	Strategically and culturally aligned
●	Arrangements are designed to support shareholder value creation by the delivery of sustainable performance consistent with the strategy and appropriate risk management.
●	Behavior consistent with the Company’s Brave culture is expected. This culture is based around the following values:

a)	Act with the highest ethical standards, integrity and respect for others’ views and the world we live in. Always be mindful we work in a business where patients’ lives are at stake.
b)	Have the courage of your convictions; challenge the status quo with a sense of urgency for great ideas and new solutions, because in the lives of patients and their families, every day matters.
c)	Exemplify trust and openness through collaboration and teamwork; recognize that being Brave is a collective and individual endeavor; hold yourself accountable for what you do, and what you don’t do.

iv.	Performance oriented
●	Plans allow for differentiation based on individual performance.
●	Plans are linked to performance at the corporate, business and individual level, as appropriate.
●	Remuneration arrangements provide for an appropriate balance between short and long-term performance.
●	The exercise of informed discretion plays an important role in remuneration decisions to help avoid perverse outcomes.

v.	Valued by employees
●	Each element of the package is valued by employees and cost effective.

The exact structure and quantum of individual remuneration packages varies by business, geography, role and level of responsibility within the Company. In general, the proportion of variable remuneration in the total remuneration package increases with level of responsibility within the Company.

All employees’ base salaries are benchmarked against the appropriate market and in light of similar factors as described for the Executive Directors. Consistent with the Executive Directors, the rest of the Leadership Team is benchmarked against a similar blend of US and UK companies taking into account scale and international complexity. This recognises the global mobility of the senior talent pool in the pharmaceutical industry and the fact that a significant majority of the Leadership Team are either US persons or based in the US. Retirement and other benefit arrangements are provided to employees with appropriate consideration of market practice and geographical differences.

Assessment against a balanced scorecard of key performance measures drives annual incentive outcomes for the Executive Directors. As described earlier in the Executive Director policy table, this scorecard is built around Shire’s vision of ‘Imagining and Leading the Future of Healthcare for People with Life-Altering Conditions, Creating Value for Society’. This same scorecard is cascaded to each business and corporate function to ensure alignment with corporate goals. Scorecard targets are further cascaded to each employee through their performance objectives, with annual incentive awards strongly differentiated based on individual performance through linkages with the performance management system. A proportion of the annual incentive (one quarter of any EAIP award) for the Leadership Team is deferred into shares for a three-year period.

Discretionary annual equity awards are dependent on an employee’s level of responsibility within the Company and individual performance. Phased vesting occurs over a period of three years with the majority vesting at the end of the three-year period, except for the Leadership Team where all of the awards vest after a three-year period.

2.	Stakeholder considerations

The Committee aims to strike a balance between remuneration that is appropriate in a competitive global market and the need for remuneration to be aligned with governance best practice and performance. In striking this balance, the Committee takes into account a variety of stakeholder considerations and some of the key ones are detailed below.

•
The Committee is committed to ongoing dialogue with the Company’s shareholder base, which has a significant transatlantic element. This can take a variety of forms including meetings with major shareholders to consider significant potential changes to policy or specific issues of interest to particular shareholder groups, other dialogue to update shareholders and take their feedback on planned refinements to arrangements, or the annual advisory vote itself on the Directors’ Remuneration Report.

•
Shire aims to ensure that maintaining a culture of compliance is central to everything it does. It seeks to comply with all applicable regulations and, from a remuneration reporting perspective, continues to prepare this report in compliance with the UK Companies Act provisions that would apply were the Company incorporated in the United Kingdom. In addition, by way of commitment to emerging best practice, the Committee has updated the structure and content of this report in anticipation of the UK Government’s draft proposals on remuneration reporting that are due to become effective for financial years ending after October 2013.

•
When making remuneration decisions for the Executive Directors, the Committee is sensitive to pay and employment conditions across the Company, in particular in relation to base salary decisions where the Committee considers the broader employee salary increase budget. In addition, annual performance for the Executive Directors is measured against the backdrop of the same organization-wide corporate scorecard that is cascaded across the organization. Finally, the Company carries out a biennial employee engagement survey which provides employees the opportunity to feedback their views on a variety of employment matters, including remuneration.

Key stakeholder considerations:
•	commitment to ongoing dialogue with shareholders
•	maintaining a culture of compliance
•	being sensitive to pay and employment conditions across the Company

3.	Remuneration scenarios

The remuneration package for the Executive Directors is designed to provide an appropriate balance between fixed and variable, performance-related components, with a significant element of long-term variable pay given the long-term nature of the business. In terms of total remuneration, the Company’s policy is to target at around median of the relevant market and to allow for higher pay levels to recognize superior performance. The Committee is satisfied that the composition and structure of the remuneration package is appropriate and does not incentivize undue risk taking. As previously disclosed, in light of best practice, clawback provisions have been introduced in respect of incentive awards to cover situations where results are materially misstated or in the event of serious misconduct.

The composition and value of the Executive Directors’ remuneration packages in a range of performance scenarios are set out in the charts below. These show that the proportion of the package delivered through long-term performance is in line with the long-term nature of the business and changes significantly across the performance scenarios. As a result, the package promotes the achievement of superior long-term performance and aligns the interests of the Executive Directors with those of shareholders. A brief description of each remuneration element is set out below the charts.

Performance below threshold results in no variable remuneration being payable. A nil payout is shown under the Executive Annual Incentive Plan (EAIP) for the threshold scenario, target award level for the target scenario and the maximum award level for the stretch scenario. Portfolio Share Plan (PSP) values reflect threshold vesting of the target award for the threshold scenario, the expected value of the target award for the target scenario and full vesting for the stretch scenario. SAR awards are valued with the same Black-Scholes model that is used to determine the share-based compensation cost included in the Company’s consolidated statements of income.

 The Executive Directors’ remuneration package promotes the achievement of superior long-term performance and aligns the interests of the Executive Directors with those of other shareholders

4.	Changes in key metrics over the year

The table shows how staff remuneration costs compare with other key financial metrics.

The Non GAAP measures are used by Shire's management to make operating decisions as they facilitate internal comparisons of Shire's performance to historical results and to competitors’ results.  They exclude the effect of certain cash and non-cash items that are included in the US GAAP Net Income figure (also shown in the table), including certain asset impairment charges and legal and litigation costs.  The dividend figure reflects an increase in declared and paid dividends from 13.33 US cents per Ordinary Share in 2011 to 15.32 US cents per Ordinary Share for 2012. The increase in staff remuneration costs is primarily driven by the first full year of staff costs in respect of Advanced BioHealing being included in 2012 as well as an increased proportion of staff in senior positions and a small increase in headcount.

The Company considers employee remuneration costs in the context of the general financial performance and position of the Company, including when determining the annual salary increase budget, the annual equity grant budget and annual bonus funding for the organization which, for 2013, will be determined purely on the basis of financial performance to underpin the relationship with business affordability.

5.	Service contracts and termination arrangements

The Company’s policy on service contracts and termination arrangements is set out below. As an overriding principle, it is the Company's policy that there should be no element of reward for failure. The Committee’s approach when considering payments in the event of termination is to take account of the individual circumstances including the reason for termination, contractual obligations of both parties as well as share plan and pension scheme rules.

Notice period
•      The Company’s policy is that Executive Directors’ service contracts should provide for a notice period of 12 months from the Company and the Executive Director.

•      The Committee believes this policy provides an appropriate balance between the need to retain the services of key individuals for the benefit of the business and the need to limit the potential liabilities of the Company in the event of termination.

Contractual payments
•      Executive Directors’ contracts allow for termination with contractual notice from the Company or termination by way of payment in lieu of notice, at the Company’s discretion. Neither notice nor a payment in lieu of notice will be given in the event of gross misconduct.

•      Payments in lieu of notice could potentially include up to 12 months’ base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive in respect of the notice period – any award is at the Committee’s absolute discretion, performance-related and capped at the contractual target level.

•      Payment in lieu of notice would be made where circumstances dictate that the Executive Directors’ services are not required for the full 12 months of their notice period. Contracts also allow for phased payments on termination, which allows for further reduction in payments if the individual finds alternative employment outside of the Company during the notice period.

Short-term incentives
•      Where an Executive Director’s employment is terminated or an Executive Director is under notice of termination for any reason after the end of a performance year but before the payment is made, the executive may be eligible under the relevant plan rules for an annual incentive award for that performance year subject to an assessment based on performance achieved over the period. No award will be made in the event of gross misconduct.

•      Where an Executive Director’s employment is terminated during a performance year, a pro-rata annual incentive award for the period worked in that performance year may be payable subject to an assessment based on performance achieved over the period.

•      As a matter of policy, the Committee would not expect to award an annual incentive for any period not worked / where services are not provided to the Company by the executive.

Long-term incentives
•      The treatment of unvested long-term incentive awards is governed by the rules of the relevant incentive plan, as approved by shareholders.

•      Where an individual’s employment terminates, the current Portfolio Share Plan (PSP) rules provide for unvested long-term incentive awards to lapse except as set out below.

•      Under the current PSP rules, where an individual is determined to be a “good” leaver, unvested long-term incentive awards vest upon termination subject to performance against applicable performance conditions and, unless the Committee determines otherwise, pro-rating for time.
1.     Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill-health, injury or disability, and redundancy or in other circumstances that the Committee determines.
2.     Pro-rating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed (or would have been employed had the executive remained in employment throughout the notice period) as a proportion of the number of complete weeks in the relevant period.

•      Where an Executive Director’s employment is terminated or an Executive Director is under notice of termination for any reason at the date of award of any long-term incentive awards, no long-term incentive awards will be made.

Pension	• Normal treatment to apply as governed by the rules of the relevant pension plan; no enhancement for leavers will be made.
Change in control
•      In relation to unvested long-term incentive awards, the current PSP rules provide that unvested awards will normally only vest on a change of control to the extent that any performance condition has been satisfied, unless the Committee determines otherwise, and would be reduced where less than 2 years have elapsed from the relevant grant date.

•      In the case of the contracts for Mr Russell and Mr Hetherington only, if employment terminates within 12 months of a change of control, the individual will be entitled to a contractual payment of 12 months’ base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive in respect of termination following a change of control – any award is at the Committee’s absolute discretion, performance-related and capped at the contractual maximum level.

•      The Company’s policy is that future contracts of employment (including that for Dr Ornskov) should not provide additional compensation on severance as a result of change of control.

The contracts for both Angus Russell and Graham Hetherington are dated July 2, 2008 and provide for a notice period of 12 months from the Company and the Executive Director.

Angus Russell is a Non-Executive Director of Intermune, Inc.  In respect of this position, he will retain fees payable to him for his services during 2012 which amounted to $55,000. He was also awarded 6,000 options and 2,500 restricted share awards over shares in Intermune, Inc. in respect of this position. Any other external appointments held by the Executive Directors do not attract fees.

6.	Share ownership policy

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

The CEO, CFO and other members of the Leadership Team are encouraged to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five-year period following their Leadership Team appointment.  All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below.

	Security type 1	Total shares at December 31, 2012	Total shares at December 31, 2012 (% of 2012 salary)	Shareholding guideline (% of 2012 salary)	Shares at December 31, 2012			SARs/Options at December 31, 2012
					Beneficial	Conditional		Vested	Conditional
						Subject to performance conditions	Subject to deferral only		Subject to performance conditions	Subject to deferral only

						PSA Awards	EAIP Awards		SAR Awards	-
Matthew Emmens 2	ADS	6,290	-	-	6,290	-	-	-	-	-
	Ordinary Shares	92,874			92,874	-	-	-	-	-
Angus Russell	ADS	14,322	736%	200%	-	157,188	14,322	-	216,603	-
	Ordinary Shares	261,991			261,991	-	-	-	-	-
Graham Hetherington	Ordinary Shares	61,977	262%	150%	38,352	200,373	23,625	-	273,241	-
David Kappler	Ordinary Shares	10,000	-	-	10,000	-	-	-	-	-
Anne Minto	Ordinary Shares	2,228	-	-	2,228	-	-	-	-	-

1.	One ADS is equal to three Ordinary Shares.
2.	Mr Emmens’ beneficial interests include 417 ADSs held by his partner.
3.	Mr Burns, Dr Gillis, Dr Ginsburg, Ms Kilsby and Mr Stout hold no interests in the share capital of Shire plc.
4.	There were no changes in shareholdings in the period from December 31, 2012 and February 15, 2013

The Company also operates broad-based share plans (Sharesave plan in the UK and an Employee Stock Purchase Plan in the US and other countries) to encourage wider share ownership among the Company’s employees.

Awards under the Company’s long-term incentive plans and broad-based share plans are satisfied either by market purchased shares which are held in an employee benefit trust or the issue of new shares within the limits agreed by shareholders when the plans were approved. These limits comply with the Association of British Insurers’ guidelines which require that no more than 10% of a company’s issued share capital may be used for employee share plans in any 10-year period. Within the 10% limit, up to 5% may be used for discretionary employee share plans under these guidelines

 Employee share ownership is an important means to support alignment of employee interests with those of shareholders

7.	Non-Executive Directors and the Chairman

Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter, annual re-election by shareholders.  Non-Executive Directors are not entitled to compensation for loss of office.

Details of the letters of appointment and length of service for each Non-Executive Director are as follows:

Director 1	Date of current letter of appointment	Expiry of current term
Matthew Emmens	June 18, 2012	June 17, 2014
David Kappler	April 5, 2012	April 4, 2014
William Burns	March 15, 2012	March 14, 2014
Dr. Steven Gillis	October 1, 2012	September 30, 2014
Dr. David Ginsburg	June 16, 2012	June 15, 2014
Susan Kilsby	September 1, 2011	August 31, 2013
Dr. Jeffrey Leiden 2	January 1, 2012	N/A
Anne Minto	June 16, 2012	June 15, 2014
David Stout	October 31, 2011	October 30, 2013

1.	All Non-Executive Directors are subject to a three-month notice period.
2.	Dr. Jeffrey Leiden stepped down from the Board on January 31, 2012.

The Non-Executive Directors are not eligible to join the Group’s pension scheme.  Non-Executive Directors do not participate in any of the Group share plans or other employee benefit schemes (with the exception of the Chairman who is provided with private family medical coverage to which both he and the Company contribute) and no options have been granted to Non-Executive Directors in their capacity as Non-Executive Directors of Shire plc. The fees paid to the Chairman and Non-Executive Directors are not performance-related.

Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee. Fees are benchmarked against Chairman and Non-Executive Director fees of a blend of US and UK companies, similar to those used for benchmarking the Executive Directors.

Each Non-Executive Director is paid a fee for serving as a Non-Executive Director, additional fees for membership or chairmanship of the Audit, Compliance & Risk, Remuneration, Nomination and Science & Technology Committees. The Chairman receives an inclusive fee. Travel allowances are made for transatlantic trips made for Board meetings.

Details of fees levels for 2012 and 2013 are set out in the table below. Taking into account market movements based on independent data provided by PricewaterhouseCoopers LLP and the need to be able to attract high quality, appropriately qualified people, it was agreed to increase the fee levels as set out below. In addition, it was decided that the Non-Executive Directors will, from January 1, 2013, receive 25% of their total fees in the form of shares.  Given his significant shareholding in Shire, the Chairman will continue to receive his fee in the form of cash only.

Annual Fees 1	2012 Fees	2013 Fees
Board membership
Chairman of the Board (inclusive of all committees)	£370,000	£390,000
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	£92,500	£98,000
Non-Executive Director	£80,000	£86,400
Committee membership
Audit, Compliance & Risk Committee Chairman	£20,000	£20,000
Remuneration Committee Chairman	£15,000	£18,000
Science & Technology Committee Chairman	£15,000	£15,000
Nomination Committee Chairman	£12,500	£12,500
Audit, Compliance & Risk Committee member	£10,000	£10,000
Remuneration Committee member	£7,500	£9,000
Science & Technology Committee member	£7,500	£7,500
Nomination Committee member	£5,000	£5,750

1.	Non-Executive Directors receive a £5,000 travel allowance for each transatlantic trip made for Board meetings.

Details of the fees received during 2012 are set out in the table below.

	Board member		Remuneration Committee	Audit, Compliance & Risk Committee	Nomination Committee	Science & Technology Committee	Total 2012 fees	Total 2011 fees 1
	Fee	Travel allowance
Matthew Emmens 2	£380,135	£15,000	-	-	-	-	£395,135	£405,543
David Kappler	£92,500	£10,000	-	£20,000	£12,500	-	£135,000	£141,345
William Burns 3	£80,000	£10,000	£7,500	-	£5,000	£6,712	£109,212	£100,315
Dr. Steven Gillis 4	£20,000	£5,000	£1,875	-	-	£1,875	£28,750	-
Dr. David Ginsburg	£80,000	£15,000	-	-	-	£7,500	£102,500	£103,019
Susan Kilsby 5	£80,000	£10,000	-	£10,000	-	-	£100,000	£40,000
Dr. Jeffery Leiden 6	£6,667	-	£625	-	£417	£1,250	£8,958	£131,162
Anne Minto 7	£80,000	£10,000	£15,000	-	£4,474	-	£109,474	£105,504
David Stout 8	£80,000	£15,000	£7,500	£10,000	-	-	£112,500	£109,107

1.	Fees paid in 2011 include amounts paid resulting from the incorrect tax treatment of travel allowances in 2009 and 2010.
2.	Mr Emmen’s 2011 and 2012 fees include private medical insurance.
3.	Mr Burns was appointed as a member of the Nomination Committee on July 27, 2011 and as a member of the Science & Technology Committee on February 8, 2012.
4.	Dr Gillis was appointed as a Non-Executive Director and as a member of the Remuneration Committee and the Science and Technology Committee on October 1, 2012.
5.	Ms Kilsby was appointed as a Non-executive Director and a member of the Audit, Compliance & Risk Committee on September 1, 2011.
6.	Dr Leiden stepped down from the Board and as a member of the Remuneration Committee, the Nomination Committee and as Chairman of the Science & Technology Committee on January 31, 2012.
7.	Ms Minto was appointed as a member of the Nomination Committee on February 8, 2012.
8.	Mr Stout was appointed as a member of the Remuneration Committee on July 27, 2011.

Part B: Remuneration implementation

8.	Remuneration Committee

Terms of reference

To ensure reward arrangements support the Company’s pay-for-performance philosophy, strategy and culture, the Committee reviews compensation and benefit plans for the Executive Directors, senior leadership (i.e., Leadership Team members), and the broader employee population.  In December 2012, the Committee reviewed its terms of reference and confirmed that they remain appropriate.  The annual performance evaluation of the Board and its Committees was externally facilitated in 2012 and concluded that the Board and all its Committees were functioning strongly in accordance with good corporate governance.  The terms of reference are available on the Company’s website. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership

The Board considers all members of the Committee to be independent. The Directors in the table below served as members of the Committee during the year.

Committee member	Member throughout 2012	Number of meetings attended1
Anne Minto (Chairman)	Yes	8
William Burns	Yes	8
Dr. Steven Gillis2	From October 1, 2012	3
Dr. Jeffrey Leiden	To January 31, 2012	N/A
David Stout	Yes	8

1.	The Committee met on eight occasions during 2012, three of which were unscheduled meetings.
2.	Dr. Gillis attended all the meetings he was eligible to attend.

The Chairman and the CEO attend meetings of the Committee by invitation, but neither is present in any discussions relating to their own remuneration.

Advisors

In discharging its responsibilities in 2012, the Committee was materially assisted by JoAnn Verderese, Vice President, Total Rewards and Ann Judge, Chief Human Resources Officer.

The Committee has access to external advice as required. Following a formal review of their appointment in early 2012, PricewaterhouseCoopers LLP was reappointed by the Committee as the independent external advisor to the Committee. PricewaterhouseCoopers LLP also provided global consultancy services to the Company in 2012, primarily in respect of tax matters. PricewaterhouseCoopers LLP is a member of the Remuneration Consultants’ Group which operates a code of conduct in relation to executive remuneration consulting in the UK.

2012 Remuneration Committee activities

In 2012, the Committee discussed the key agenda items set out in the following table.

Key agenda items
• Assessment of Company performance against the 2011 annual bonus funding scorecard;
• Approval of 2011 performance and remuneration decisions for the CEO, CFO and oversight of the rest of the Leadership Team;
• Determination of the vesting percentage of the 2009 awards granted under the PSP for Executive Directors;
• Approval of the 2012 annual bonus funding scorecard objectives and key performance indicators;
• Approval of the 2012 Performance Matrix for PSP awards to Executive Directors;
• Approval of the 2011 Directors’ Remuneration Report;
• Consideration of trends in executive remuneration and corporate governance developments; • Consideration of proposals from the UK Government’s Department for Business, Innovation and Skills;
• Review of shareholder and proxy advisory firm feedback on the 2011 Directors’ Remuneration Report;
• Approval of annual offerings of Sharesave and Employee Stock Purchase Plans (ESPP) awards; • Approval of retirement and joining arrangements for the outgoing CEO and incoming CEO Designate;
• Review of the 2012 year-end compensation process and budgets for all employees;
• Preliminary discussion of 2012 performance and remuneration decisions for the CEO, CFO and the rest of the Leadership Team, including peer group review;
• Preliminary review of the 2013 Performance Matrix for PSP awards to Executive Directors;
• Preliminary review of the 2013 annual bonus funding scorecard;
• Review of the Chairman’s fees;
• Review of CEO, CFO and the rest of the Leadership Team’s shareholdings; and • Review of the Committee’s terms of reference.

98% of shareholder votes cast at last year’s AGM were in support of the 2011 Directors’ Remuneration Report

Shareholder context for the Committee’s activities

The table below shows how shareholders voted on the advisory vote in relation to the 2011 Directors’ Remuneration Report at the 2012 AGM as a percentage of votes cast, together with the percentage of the shareholder base that abstained. This endorsement of the current remuneration approach informed the Committee’s activities and decision-making in 2012.

	For (as % of votes validly cast)	Against (as % of votes validly cast)	Abstentions (as % of issued share capital)
Votes	98.39%	1.61%	0.32%

Abstentions are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

9.	2012 remuneration for the Executive Directors

Summary of 2012 remuneration

	Base salary	Pension contributions	Other benefits	EAIP - cash element	EAIP - deferred share element	Subtotal	PSP - vesting value	2012 Total	2011 Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000
Angus Russell	1,290	387	88	845	281	2,891	9,033	11,924	17,332
	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000
Graham Hetherington	465	116	21	270	90	962	2,341	3,303	4,060

In both 2011 and 2012, performance-based remuneration constituted the significant majority of total remuneration

Mr Russell’s remuneration, which is paid through the US payroll, is reported in Dollars.

Base salary: Base salary corresponds to the amounts received during the year.

Pension contributions: Mr Russell receives a contribution of 30% of base salary into Company plans and Mr Hetherington receives a contribution of 25% of base salary into Company plans and/or by way of a cash allowance. In 2012 Mr Hetherington received his total pension contribution as a cash allowance.

Other benefits: Other benefits include car allowance and private fuel, personal financial planning assistance, long-term disability and life cover, and private medical insurance. The 2011 figure for Mr. Russell has been restated to include payments in relation to personal financial planning assistance and life cover, which should have been disclosed in 2011.

EAIP: As a result of corporate and individual performance, the Committee approved an EAIP award of 87% of base salary (of 180% maximum) for Mr Russell and an EAIP award of 77% of base salary (of 160% maximum) for Mr Hetherington. 25% of each of these awards is deferred in shares for a further three years.

PSP: The value reflects maximum vesting under the 2010 performance matrix that was set on grant. This, in turn, reflects the Company having achieved compound annual EBITDA growth of 16.4% and an increase in ROIC of 193 basis points per annum (from 8.7% to 14.5%) over the performance period, together with a 26% increase in the share price and a 35% increase in the ADS price since the grant date. The vesting values were calculated using the average share price over the last quarter of 2012.

Total: In both 2011 and 2012, the totals were significantly impacted by share price growth between the PSP grant and vesting dates. This alignment with shareholders and the significant role that long-term variable remuneration plays in the overall remuneration package is consistent with our remuneration policy and the long-term nature of our business.

In relation to 2012, stock price growth on the 2010 PSP awards from $64.91 to $87.95 (the average ADS price over the last quarter of 2012) and from £14.43 to £18.23 (the average ordinary share price over the last quarter of 2012) accounts for 35% of the total remuneration figure for Mr Russell and 27% of the total for Mr Hetherington.

The 2011 total reflects full vesting under the two relative TSR performance targets that were set on grant for the 2009 PSP awards (the Company having achieved a ranking of 8th among the FTSE 100 (excluding financial institutions) and 3rd among its international pharmaceutical group), together with a 155% increase in the share price since the grant date. This share price growth from £8.83 to £22.52 accounts for 65% of the 2011 total remuneration figure for Mr Russell and 59% of the total for Mr Hetherington. The vesting values were calculated using the closing mid-market share price on the date of vesting, February 20, 2012. Mr Russell’s 2009 Award was granted over ordinary shares.  The Pound Sterling vesting value was translated into Dollars at the closing exchange rate on the vesting date (£1:$1.5851).

2012 Executive Annual Incentive Plan

For 2012, corporate objectives were established in a scorecard format with key performance measures grouped under Financial (50% weighting) and Non-Financial (50% weighting) dimensions. These objectives and key performance measures are directly aligned with the strategy and the targets were set by the Committee both in the context of annual performance as well as to ensure progress towards longer-term goals.

Financial (50%)	Non-Financial (50%)
• Achieving net product sales targets; • Achieving Non-GAAP EBITDA targets; and • Achieving Adjusted ROIC targets.
Key performance measures designed to focus on each of the following:

•    Strengthening the commercial portfolio over 2012-2015;
•    Expanding the development pipeline portfolio; and
•    Enhancing the leadership capabilities in the organization.

For 2012, the Company’s key achievements included the following:

•	Revenues from net product sales in 2012 were up 12% to $4.4 billion driven by strong growth from the Group’s product sales including VYVANSE (up 28% to $1,030 million), VPRIV (up 20% to $307 million), INTUNIV (up 29% to $288 million) and FIRAZYR (up 252% to $116 million).
•	Non GAAP EBITDA increased by 7% during 2012 as we invested in our promising pipeline leading to total operating expenses increasing at a slightly higher rate than total revenues. Research and Development expenditure was up 16% particularly due to investment in new uses for lisdexamfetamine dimesylate and SPD602 for Iron Overload. The effect of higher Research and Development expenditure was moderated by a lower rate of increase in Selling, General and Administrative expenditure (up 7%).
•	Adjusted ROIC grew by 110 basis points in 2012 over 2011 due to higher product sales (up 12%), an improved tax rate and continued operating leverage.
•	The Company’s operating model emphasizes growth being achieved both organically and through acquisitions to enhance the diversity of future growth sources. Measures of performance in 2012 include:
•	Approval by the FDA of VYVANSE for the maintenance treatment of ADHD in adults;
•	A positive outcome from the European Decentralised Procedure for ELVANSE (marketed as VYVANSE in the US);
•	Approval of DERMAGRAFT in Canada for the treatment of diabetic foot ulcers;
•	Approval of FOSRENOL through the European Decentralised Procedure for an oral powder formulation of FOSRENOL.

•	The Company has successfully completed a range of acquisitions, licenses and collaborations for various target assets and technology platforms, which have contributed to the expansion and diversification Shire’s development pipeline. Transactions completed in 2012 include:
• Acquisitions: Ferrokin Biosciences, Inc. (iron & acitinide chelation) and substantially all the assets of Pervasis Therapeutics, Inc. (arteriovenous access).
•
Licenses: US rights to prucalopride (marketed in certain countries in Europe as RESOLOR for the symptomatic treatment of chronic constipation), certain novel adenosine A2a antagonist compounds from Heptares Therapeutics Ltd (being considered as candidates for central nervous system disorders) and protease-based therapies from IGAN Biosciences, Inc (IgA nethropathy).

•
Collaborations: Sangamo Biosciences Inc (zinc finger DNA-binding protein technology), arGEN-X B.V. (therapeutic antibody treatments), TIGEM (gene therapy research) and Boston Children’s Hospital (research in rare diseases).

•	In 2012, Shire defined the critical leadership capabilities required to fuel the Company’s growth and innovation while differentiating Shire leaders from their competitors. With this foundation, leaders from across the organization were assessed against the capabilities and individualized development plans were executed. Shire continued to strengthen the leadership pipeline by incorporating the assessment of leadership capabilities into selection and promotion practices across the Company. By comparing potential hires against common criteria, the Company is better positioned to ensure the most capable leaders are selected.
In determining 2012 EAIP awards for the Executive Directors, the Committee considered performance against the key performance measures, including the achievements set out above, as well as performance against personal objectives. The Committee approved the awards set out in the following table.

2012 EAIP award	Amount	% of 2012 base salary	% of target opportunity	% of maximum opportunity
Angus Russell	$1,126,000	87%	97%	48%
Graham Hetherington	£360,000	77%	95%	48%

Long-term incentive awards vesting in 2013

The performance period for the 2010 PSP awards to the Executive Directors ended on December 31, 2012 with vesting in March 2013.

As previously disclosed, the Committee reserves the right to make adjustments to the performance conditions to reflect significant one-off items which occur during the performance period. Recognising the need to exercise discretion in an informed and prudent manner, the Committee has committed to make full and clear disclosure of any such adjustments, together with the ROIC performance achieved, at the end of each performance period.

In respect of the 2010 PSP awards, the Committee carried out a comprehensive review of potential adjusting events against the following guidelines which were agreed in advance of the start of the performance period:

•
The event results from a strategic action that has a short-term impact on ROIC or EBITDA growth, but is in the long-term interest of shareholders or the event was external and results in a significant change to the Company’s operating environment;

•	The event is a one-off (as opposed to recurring) in nature;
•	The event is “significant” which is defined by reference to its impact on EBITDA relative to a materiality threshold; and
•	The event was not taken into account when the performance matrix was set.

In light of the above, the Committee determined that two adjustments would be appropriate:

1.
To exclude the impact of the acquisition of Advanced BioHealing which had a short-term negative impact on EBITDA and ROIC performance in 2012. This strategic acquisition has led to the creation of the new Regenerative Medicine business unit. The ABH business provides a platform based on tissue generation using cell-based therapies that complements Shire’s specialty focus and biologics manufacturing capabilities. In addition, ABH’s marketed product, DERMAGRAFT, treats a symptomatic condition in a growing and under-penetrated market, served by specialist physicians, fitting well with Shire’s product portfolio; and

2.
To exclude the impact of the Japanese tsunami on Fosrenol sales in that market which benefited Shire’s EBITDA and ROIC performance in 2012: The Company’s royalty and licensing revenue for Fosrenol benefited from increased sales made by the Company’s partner in Japan, following the Tsunami which disrupted a key competitor’s supply chain.

The Committee considered these adjustments appropriate following a full review. The Committee noted that these adjustments did not in fact result in a change in the vesting outcome under the performance conditions applicable to the 2010 PSP awards, either individually or taken together.

The table below sets out a summary of the performance conditions, performance against these conditions as well as an estimate of the resulting gross vesting value. This estimate is on the basis of an average share price over the last quarter of the financial year given the 2010 PSP awards (2010-2013 performance period) vest following the date of this report. It is these estimated values that are included in the 2012 summary remuneration table opposite. This approach is in accordance with the UK Government’s draft Remuneration Reporting Regulations issued in 2012.

2010 PSP awards	Performance conditions	Performance outcome	Resulting vesting ('000)
Angus Russell	Performance matrix - details set out below	4.0x vesting multiplier based on: - 16.4% CAGR in EBITDA; and - 193 bp p.a. increase in ROIC (from 8.7% to 14.5%),	$9,033
Graham Hetherington		between 2009 and 2012.	£2,341

Adjusted ROIC	EBITDA growth (CAGR 2009-2012)
Increase bp p.a.	8%	10%	12%	14%	16%
10	1.0x	1.3x	1.7x	2.1x	2.5x
20	1.3x	1.6x	2.0x	2.4x	2.8x
40	1.6x	1.9x	2.4x	2.7x	3.1x
60	1.9x	2.3x	2.6x	3.1x	3.5x
80	2.2x	2.6x	3.1x	3.6x	4.0x
100	2.5x	3.0x	3.5x	4.0x	4.0x

The performance matrix for the 2010 PSP awards was based on achievement of stretching ROIC and EBITDA targets set in 2009/10. In respect of the full vesting of the award made (4.0x vesting under the matrix), the Committee noted not only the very strong ROIC and EBITDA performance against these targets, but also Shire’s ordinary share price growth of 26% and ADS price growth of 35% from the grant date.

10.	Pay for performance linkage

The chart below shows the correlation between CEO pay and performance over time.

The Company’s TSR performance over the period is calculated as the change (indexed) between the fourth quarter TSR in the relevant year and the base year. This includes a share price increase of 59% in the ordinary shares and 72% in the ADSs over the 2008-2012 period (the difference being primarily due to exchange rate movements).

Total remuneration is calculated on the same basis as the 2012 remuneration summary in the previous section. In particular, this includes the value of long-term incentives that vest following the end of each financial year, including accrued dividends. These are valued using the share price at the date of vesting or, for the 2012 figures only, using an average share price over the last quarter of the financial year given the 2010 PSP awards (2010-2013 performance period) vest following the date of this report. These calculations are based on the methodology outlined in the UK Government’s draft Remuneration Reporting Regulations issued in 2012.

The reduction in CEO pay from 2011 is largely driven by a decrease in the long-term incentive vesting value, reflecting the share price decrease between the 2011 and 2012 long-term incentive vesting dates. This is consistent with the remuneration policy which ensures that a significant proportion of the remuneration package is made up of long-term variable pay delivered in equity. The pay for performance linkage and shareholder alignment is further enhanced by the operation of the Company’s share ownership guidelines (see the share ownership section earlier in this report for details of these shareholdings).

11.	Other remuneration decisions

Retirement arrangements for Angus Russell

As announced on October 25, 2012, Mr Russell is due to relinquish his responsibilities as Chief Executive Officer and retire from the Board of the Company on April 30, 2013, after 13 years of service. While full disclosure surrounding Mr Russell’s retirement arrangements is not required before departure, in line with the Committee’s policy of transparency with shareholders, it was felt appropriate to disclose the terms in this report.

On leaving the Company, Mr Russell will receive a contractual payment of approximately $880,000 in lieu of the remainder of the contractual notice period, representing approximately 6 months’ base pay, pension and other contractual benefits. Mr Russell will be entitled to a pro-rated bonus subject to the assessment of performance in respect of that part of 2013 during which he is Chief Executive Officer. The Committee also determined that there should be no bonus award relating to the contractual notice period beyond April 30, 2013, being the date on which Mr Russell will cease employment with Shire.

Under the rules of the Performance Share Plan approved by shareholders in respect of a retiree, unvested share awards vest on retirement on a pro rata basis and subject to the assessment of performance against the relevant performance conditions as measured up to date of retirement. This treatment will be applied to Mr Russell’s outstanding grants.  The rules relating to retirement will also be applied in respect of all unexercised SAR awards previously granted to Mr Russell under the PSP, which require the options to be exercised within 12 months of retirement.

Those elements of Mr Russell’s annual bonus from previous years that were compulsorily deferred into shares under the EAIP will vest in accordance with the plan rules at the end of the relevant three-year vesting periods.

The retirement arrangements are consistent with our policy on termination arrangements

In terms of Mr Russell’s retirement benefits, he will be entitled to a distribution or rollover of his vested Shire U.S. 401(k) Plan account balance and a distribution of his SERP account balance, and will be eligible to withdraw funds from his deferred UK pension due to his early retirement. These distribution options are in accordance with the rules of the relevant plan without any form of enhancement being made.

These arrangements are consistent with our policy on termination arrangements set out earlier in this report. In addition, the Committee determined that no 2013 base salary increase or 2013 PSP grant would be appropriate given Mr Russell’s scheduled retirement.

Remuneration arrangements for Flemming Ornskov

The Committee considered in detail the remuneration arrangements for Dr Ornskov to ensure that they were in the best interests of the Company and its shareholders, and appropriate to secure his appointment to Shire.

On appointment to Chief Executive, Dr Ornskov’s remuneration will comprise an annual base salary of $1,200,000. This is below the current incumbent’s salary and the median for comparable roles within the identified Mid-Atlantic peer group.  In line with our remuneration policy, his salary will be moved towards the median for comparable roles over time, subject to satisfactory performance. The annual bonus opportunity for the 2013 performance year will be 180% of base salary at maximum and 90% of base salary at target, in line with the current Chief Executive Officer level. The PSP award to be made in 2013 will be consistent with the policy for the Chief Executive Officer in respect of both quantum and performance conditions. Dr Ornskov will also be expected to build up a significant shareholding, in line with Shire’s remuneration policy for Executive Directors, and will also be eligible for retirement and other benefits consistent with his role.

Dr Ornskov joined the Board and the Company on January 2, 2013. There will be a handover period until the AGM in April to ensure a smooth transition prior to Mr Russell’s retirement. During this period, Dr Ornskov will be subject to transitional remuneration arrangements before formally taking over the role of Chief Executive, and will receive an annual salary of $900,000.

The Committee sought to structure these replacement awards such that overall they were no more generous in terms of quantum or vesting period than the long-term incentives due to be forfeited

Dr Ornskov will be entitled to the following cash and equity grants to reflect the awards forfeited by him on his departure from his previous employment. In determining quantum and structure of these commitments, the Committee sought to replicate the fair values and timing of the compensation foregone in line with best practice. To replace cash payments foregone, he will receive an award of $450,000 in cash (payable in April 2013) and an award of restricted stock of $1,400,000 released after two years (subject to continued employment). Despite the corresponding payments being due to be paid in cash in 2013 by his previous employer, the Committee considered it would be appropriate to deliver the significant majority of the value in Shire deferred shares which would not be released for two years (together with shares representing accumulated dividends) and will be subject to continued employment for this time. This will also support Dr Ornskov building up a significant shareholding to align his interests with those of other shareholders. In addition, Dr Ornskov will be eligible to receive PSP awards with an aggregate expected value of $925,000 to replace equity awards foregone which will vest on the third anniversary of grant, subject to the 2013 performance matrix as set out earlier in this report and his continued employment with Shire.

The Committee considered these arrangements in detail and sought to structure these replacement awards such that overall they were no more generous in terms of quantum or vesting period than the long-term incentives due to be forfeited with particular reference to the performance conditions applied to the award. The Committee aimed to ensure that they were in the best interests of shareholders and appropriate to secure Dr Ornskov’s appointment to Shire.

Dr Ornskov will also be eligible for certain temporary living expenses in advance of his permanent relocation to the United States at which point he will be eligible for relocation assistance in line with the same policy applicable to senior executives across the organization.

12.	Outstanding long-term incentive awards

The interests of each Director under the PSP and EAIP are set out on page 103. Further detail in relation to awards made in 2012 and vesting in 2012 are set out below.

Long-term incentive awards made in 2012

For 2012, as previously disclosed, the face value of PSP awards were as set out in the table below. The base award is one quarter of the total award made (1.0x vesting under the matrix) and is payable for threshold performance, with nil vesting below this performance level. Up to four times the base award (4.0x vesting under the matrix) is payable for maximum performance, which would result in the total award vesting. In addition, awards only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

2012 PSP awards	Award type	Face value of base award / threshold vesting (% of 2012 salary) (1.0x vesting under performance matrix)	Face value of total award / maximum vesting (% of 2012 salary) (4.0x vesting under performance matrix)	Face value of total award / maximum vesting ('000) (4.0x vesting under performance matrix)
Angus Russell	SAR	98%	391%	$5,044
	PSA	74%	294%	$3,783
Graham Hetherington	SAR	66%	265%	£1,231
	PSA	49%	195%	£903

As previously disclosed, the 2012 performance matrix is set out below. The same definitions and measurement approach applies as set out in the earlier policy section of this report.

Adjusted ROIC	EBITDA growth (CAGR 2011-2014)
Increase bp p.a.	8%	10%	12%	14%	16%
60	1.0x	1.3x	1.7x	2.1x	2.5x
80	1.3x	1.6x	2.0x	2.4x	2.8x
100	1.6x	1.9x	2.4x	2.7x	3.1x
120	1.9x	2.3x	2.6x	3.1x	3.5x
140	2.2x	2.6x	3.1x	3.6x	4.0x
160	2.5x	3.0x	3.5x	4.0x	4.0x

Long-term incentive awards vesting in 2012

The 2009 PSP awards to the Executive Directors vested in February 2012. The table below sets out a summary of the performance conditions, performance against these conditions as well as the resulting gross vesting value using the share price on the vesting date.

2009 PSP awards	Performance conditions	Performance outcome	Resulting vesting ('000)
Angus Russell	Relative Total Shareholder Return (“TSR”) measured against two comparator groups, namely FTSE 100 constituents (excluding financial institutions) and a group of international companies from the pharmaceutical sector	The Company’s TSR was 139.6% for the three-month averaging period, which placed it 8th among the FTSE 100 (excluding financial institutions) and 3rd among its international pharmaceutical comparator group.	£9,127
Graham Hetherington		As previously disclosed, this resulted in a vesting of 100% of the award, reflecting the strong share price performance of the Company over the period (from £8.83 to £22.52).	£3,088

13.	Supplemental information

Performance graph
The graph opposite sets out the Company’s TSR performance for five years ending December 31, 2012, comparing the TSR performance of a hypothetical £100 holding of Shire plc’s shares with that of a holding of shares in the FTSE 100 Index.

The Company is a member of the FTSE 100 Index and consequently, for the purpose of the graph set out below, the FTSE 100 Index has been selected as the appropriate index.
Five-year historical TSR performance Change in value of a hypothetical £100 holding over five years

Directors’ interests under long-term plans for Executive Directors

PSA and SAR awards under the Portfolio Share Plan and deferred share awards under the Executive Annual Incentive Plan which were outstanding, awarded, lapsed or exercised during the year are set out in the table below.

Award type 1	Date of award	At Jan 1, 2012	Maximum shares awarded 2,3	Dividend shares 4	Lapsed	Exercised/ released	At Dec 31, 2012	Share price on award date / Exercise price 5	Share price on date of exercise/ release	Normal exercise period/ vesting date
Angus Russell 7
SAR	Jun 18, 2008	108,721	-	-	-	108,721	-	£8.13	£22.52	Jun 18, 2011 to Jun 18, 2013
SAR	Feb 20, 2009	295,580	-	-	-	295,580	-	£8.83	£19.46	Feb 20, 2012 to Feb 20, 2014
PSA	Feb 20, 2009	221,685	-	3,897	-	225,582	-	£8.83	£22.52	Feb 20, 2012
EAIP	Mar 31, 2009	37,814	-	-	-	37,814	-	£8.63	£20.39	Mar 31, 2012
SAR (ADS)	Mar 01, 2010	105,616	-	-	-	-	105,616	$64.91	-	Mar 01, 2013 to Mar 01, 2017
PSA (ADS)	Mar 01, 2010	73,948	-	-	-	-	73,948	$64.91	-	Mar 01, 2013
EAIP (ADS)	Mar 31, 2010	7,421	-	-	-	-	7,421	$66.01	-	Mar 31, 2013
SAR (ADS)	Feb 28, 2011	63,126	-	-	-	-	63,126	$83.79	-	Feb 28, 2014 to Feb 28, 2018
PSA (ADS)	Feb 28, 2011	47,344	-	-	-	-	47,344	$85.01	-	Feb 28, 2014
EAIP (ADS)	Mar 31, 2011	3,994	-	-	-	-	3,994	$87.03	-	Mar 31, 2014
SAR (ADS)	Feb 28, 2012	-	47,861	-	-	-	47,861	$105.50	-	Feb 28, 2015 to Feb 28, 2019
PSA (ADS)	Feb 28, 2012	-	35,896	-	-	-	35,896	$105.53	-	Feb 28, 2015
EAIP (ADS)	Mar 30, 2012	-	2,907	-	-	-	2,907	$94.75	-	Mar 30, 2015
Graham Hetherington
SAR	Feb 20, 2009	100,000	-	-	-	100,000	-	£8.83	£22.52	Feb 20, 2012 to Feb 20, 2014
PSA	Feb 20, 2009	75,000	-	1,318	-	76,318	-	£8.83	£22.52	Feb 20, 2012
EAIP	Mar 31, 2009	9,007	-	-	-	9,007	-	£8.63	£20.39	Mar 31, 2012
SAR	Mar 01, 2010	134,814	-	-	-	-	134,814	£14.43	-	Mar 01, 2013 to Mar 01, 2017
PSA	Mar 01, 2010	98,864	-	-	-	-	98,864	£14.43	-	Mar 01, 2013
EAIP	Mar 31, 2010	12,569	-	-	-	-	12,569	£14.54	-	Mar 31, 2013
SAR	Feb 28, 2011	82,873	-	-	-	-	82,873	£17.23	-	Feb 28, 2014 to Feb 28, 2018
PSA	Feb 28, 2011	60,769	-	-	-	-	60,769	£17.41	-	Feb 28, 2014
EAIP	Mar 31, 2011	6,504	-	-	-	-	6,504	£18.11	-	Mar 31, 2014
SAR	Feb 28, 2012	-	55,554	-	-	-	55,554	£22.22	-	Feb 28, 2015 to Feb 28, 2019
PSA	Feb 28, 2012	-	40,740	-	-	-	40,740	£22.16	-	Feb 28, 2015
EAIP	Mar 30, 2012	-	4,552	-	-	-	4,552	£20.20	-	Mar 30, 2015

1.	Awards are over Ordinary Shares, except where the award type is marked as an ADS award. One ADS is equal to three Ordinary Shares.
2.	The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
3.
Performance conditions attached to SAR and PSA awards granted in 2010, 2011 and 2012 are Adjusted ROIC and Non-GAAP EBITDA. Further information on the 2010 and 2012 performance matrices can be found on pages 99 and 102 respectively; the same performance matrix operated for both 2010 and 2011 SAR and PSA awards.

4.	In accordance with the plan rules, the vested PSA awards have been increased to reflect the dividends paid by Shire in the period from the grant date to the vesting date.
5.
The exercise price for SAR awards granted in 2012 is equal to the three day average up to and including the date of award, of the closing mid-market share price.  The exercise price for SAR awards granted prior to 2011 is the closing mid-market share price on the date of award.

6.
As previously disclosed, the Company moved to calculating the number of PSA and SAR awards using an approach based on the average three-day closing mid-market share price at the time of grant for the awards made in 2010 and subsequently, rather than an average closing mid-market share price over the prior twelve month period which had historically been applied.

7.
On November 1, 2012, Mr Russell was granted an option over ADSs pursuant to the Shire Employee Stock Purchase Plan. Mr Russell elected to save $480.76 per fortnight. The option price is the lower of 85% of the fair market value of an ADS on November 1, 2012 and 85% of the fair market value of an ADS on the exercise date, October 31, 2013.

The market price of the Company’s Ordinary Shares at December 31, 2012 was £18.87 and the range during the year was £17.27 to £23.00.  The market price of the Company’s ADSs at December 31, 2012 was $92.18 and the range during the year was $82.45 to $108.20.

Approval
This report was approved by the Board of Directors on February 25, 2013 and signed on its behalf by:

Anne Minto
Chairman of the Remuneration Committee

Non GAAP measures used in the Directors’ Remuneration Report

The Directors’ Remuneration Report contains financial measures not prepared in accordance with US GAAP. These measures are referred to as “Non GAAP” measures and include “Non GAAP EBITDA” and “EBITDA Growth”. Non GAAP measures exclude the effect of certain cash and non-cash items, which Shire's management believes are not related to the core performance of Shire’s business. Shire’s Remuneration Committee uses these Non GAAP measures when assessing the performance and compensation of employees, including Shire’s Executive Directors. The most directly comparable measure under US GAAP for Non GAAP EBITDA is US GAAP Net Income.

The following table reconciles US GAAP Net Income to Non GAAP EBITDA:

	For the Year Ended December 31,	For the Year Ended December 31,	Growth %
	(US$ in millions)
	2012	2011
US GAAP Net Income	745.4	865.0	(14%)
(Deduct) / add back:
Equity in earnings of equity method investees, net of taxes	(1.0)	(2.5)
Income taxes	167.0	227.6
Other expense/ (income), net	2.7	(18.1)
Interest expense	38.2	39.1
Interest income	(3.1)	(1.9)
US GAAP Operating Income	949.2	1,109.2
Amortization	194.1	165.0
Depreciation	113.8	121.5
Asset impairments	197.9	16.0
Integration and acquisition costs	48.2	24.7
Divestments, reorganizations and discontinued operations	(18.1)	41.6
Legal and litigation costs	102.6	-
Non GAAP EBITDA	1,587.7	1,478.0	7%

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 15, 2013 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group.  As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this annual report on Form 10-K and is not required thereunder to identify any “named executive officers”. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 15, 2013	Percent of ordinary shares (1)
Beneficial owner
BlackRock Inc. - 55 East 52nd Street, New York NY 10055	55,964,533	9.95%

Management
Matthew Emmens	110,493	*
Angus Russell (2)	607,969	*
Dr. Flemming Ornskov	-	-
Graham Hetherington (3)	190,163	*
David Kappler	10,000	-
William Burns	-	-
Dr. Steven Gillis	-	-
Dr David Ginsburg	-	-
Susan Kilsby	-	-
Anne Minto	2,228	*
David Stout	-	-
All Directors and Executive Officers of the Company (11 persons)	920,853	*

* Less than 1%
1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 15, 2013 (being 60 days after February 15, 2013) through the release of restricted shares and the exercise of any vested stock options and awards.

2.
Includes 244,107 restricted shares and 101,871 shares that could be acquired upon the exercise of vested but unexercised Stock Appreciation Right awards, assuming a share price of $95.67, the closing price on February 15, 2013.

3.
Includes 111,433 restricted shares and 40,378 shares that could be acquired upon the exercise of vested but unexercised Stock Appreciation Right awards, assuming a share price of £20.60, the closing price on February 15, 2013.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2012, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	22,055,085	14.00	7,078,324

Equity compensation plans not approved by security holders	-	-	-
Total	22,055,085		7,078,324

(1) This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Shire Employee Stock Purchase Plan.  In addition, certain of the Company’s plans provide for the award of options, share appreciation rights (“SARs”) and performance shares awards (“PSAs”) without limitation of the number of shares that can be awarded.

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

Year to December 31,	2012	2011
	$’M	$’M
Audit fees (1)	3.0	3.3
Audit related fees(2)	0.1	0.1
Tax fees(3)	0.1	-
All other fees(4)	0.4	-
Total fees	3.6	3.4

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit-related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.
(4)	All other fees relate to advisory services provided to the Company’s Human Resources and Sales functions.

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

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit, Compliance & Risk Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit, Compliance & Risk Committee has delegated pre-approval authority to the Chairman of the Audit, Compliance & Risk Committee. The pre-approval policy is reviewed and updated periodically and was last updated in December 2012. The Chairman must report any pre-approval decisions to the Audit, Compliance & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2012 and 2011

Consolidated Statements of Income for each of the three years in the period ended December 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2012

Consolidated Statements of Changes in Equity for each of the three years in the period ended
December 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2012 and 2011

Statements of Income for each of the three years in the period ended December 31, 2012

Statements of Changes in Equity for each of the three years in the period ended December 31, 2012

Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2012.

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

10.29	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012.

21	List of Subsidiaries

23.1	Consent of Deloitte LLP

23.2	Consent of Deloitte LLP

31.1	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.11 to Shire's Form 10-K filed on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(29)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(30)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(31)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(36)	Incorporated by reference to Exhibit 10.22 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(40)	Incorporated by reference to Exhibit 10.26 to Shire's Form 10-K filed on February 26, 2010.

(41)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(42)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2012 of the Company and the Trust and our reports dated February 25, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom
February 25, 2013

SHIRE PLC

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2012	2011
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,482.2	620.0
Restricted cash		17.1	20.6
Accounts receivable, net	6	824.2	845.0
Inventories	7	436.9	340.1
Deferred tax asset	26	229.9	207.6
Prepaid expenses and other current assets	8	221.8	174.9
Total current assets		3,212.1	2,208.2

Non-current assets:
Investments	9	38.7	29.9
Property, plant and equipment, net	10	955.8	932.1
Goodwill	11	644.5	592.6
Other intangible assets, net	12	2,388.1	2,493.0
Deferred tax asset	26	46.5	50.7
Other non-current assets		31.5	73.7
Total assets		7,317.2	6,380.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	13	1,501.5	1,370.5
Convertible bonds	15	-	1,100.0
Other current liabilities	14	144.1	63.8
Total current liabilities		1,645.6	2,534.3

Non-current liabilities:
Convertible bonds	15	1,100.0	-
Deferred tax liability	26	520.8	516.6
Other non-current liabilities	16	241.6	144.3
Total liabilities		3,508.0	3,195.2
Commitments and contingencies	17	-	-

SHIRE PLC
CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2012	2011
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.5 million shares issued and outstanding (2011: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)	21	55.7	55.7
Additional paid-in capital		2,981.5	2,853.3
Treasury stock: 10.7 million shares (2011: 11.8 million shares)	21	(310.4)	(287.2)
Accumulated other comprehensive income	18	86.9	60.3
Retained earnings		995.5	502.9
Total equity		3,809.2	3,185.0
Total liabilities and equity		7,317.2	6,380.2

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME

		2012	2011	2010
Revenues:	Notes	$’M	$’M	$’M
Product sales		4,406.7	3,950.2	3,128.2
Royalties		241.6	283.5	328.1
Other revenues		32.9	29.7	14.8
Total revenues		4,681.2	4,263.4	3,471.1
Costs and expenses:
Cost of product sales(1)		645.4	588.1	463.4
Research and development(1)		965.5	770.7	661.5
Selling, general and administrative ("SG&A")(1)		2,114.0	1,751.4	1,526.3
(Gain)/loss on sale of product rights	4	(18.1)	6.0	(16.5)
Reorganization costs	5	-	24.3	34.3
Integration and acquisition costs	3	25.2	13.7	8.0
Total operating expenses		3,732.0	3,154.2	2,677.0

Operating income		949.2	1,109.2	794.1

Interest income		3.1	1.9	2.4
Interest expense		(38.2)	(39.1)	(35.1)
Other (expense)/ income, net	24	(2.7)	18.1	7.9
Total other expense, net		(37.8)	(19.1)	(24.8)
Income before income taxes and equity in earnings of equity method investees		911.4	1,090.1	769.3
Income taxes	26	(167.0)	(227.6)	(182.7)
Equity in earnings of equity method investees, net of taxes		1.0	2.5	1.4
Net income		745.4	865.0	588.0

Earnings per ordinary share - basic		134.2	c	156.9	c	107.7	c
Earnings per ordinary share - diluted		130.9	c	150.9	c	105.3	c
Weighted average number of shares (millions):
Basic	22	555.4		551.1		546.2
Diluted	22	593.5		595.4		590.3

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $0.7 million for the year to December 31, 2012 (2011: $1.7 million, 2010: $1.7 million). Research and development costs include intangible asset impairment charges of $71.2 million for the year to December 31, 2012 (2011: $16.0 million, 2010: $nil). SG&A costs includes amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $320.8 million including impairment losses of $126.7 million for the year to December 31, 2012 (2011: $165.0 million including impairment losses of $nil, 2010: $176.2 million including impairment losses of $42.7 million).

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		2012	2011	2010
		$'M	$'M	$'M

Net income		745.4	865.0	588.0
Other comprehensive income:
	Foreign currency translation adjustments	23.7	(24.0)	(51.3)
	Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $2.5 million, $0.2 million, and $nil)	2.9	16.2	(13.6)
	Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	2.4	1.5
1	Realized gain on divestment of available-for-sale securities (net of taxes of $nil, $3.5 million and $nil)	-	(20.0)	-
Comprehensive income		772.0	839.6	524.6

The components of accumulated other comprehensive income as at December 31, 2012 and December 31, 2011 are as follows:

	December 31,	December 31,
	2012	2011
	$’M	$’M
Foreign currency translation adjustments	85.1	61.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	1.8	(1.1)
Accumulated other comprehensive income	86.9	60.3

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2010	55.6	561.5	2,677.6	(347.4)	149.1	(622.4)	1,912.5
Net income	-	-	-	-	-	588.0	588.0
Foreign currency translation	-	-	-	-	(51.3)	-	(51.3)
Options exercised	0.1	0.7	2.0	-	-	-	2.1
Share-based compensation	-	-	62.2	-	-	-	62.2
Tax benefit associated with exercise of stock options	-	-	2.9	-	-	-	2.9
Shares issued/ (purchased) by EBT	-	-	1.7	(1.7)	-	-	-
Shares released by EBT to satisfy exercise of stock options	-	-	-	73.0	-	(63.9)	9.1
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(13.6)	-	(13.6)
Other than temporary impairment of available-for-sale securities, net of taxes	-	-	-	-	1.5	-	1.5
Dividends	-	-	-	-	-	(62.0)	(62.0)
As at December 31, 2010	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2010 Shire plc declared and paid dividends of 11.50 US cents per ordinary share (equivalent to 34.50 US cents per ADS) totaling $62.0 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2011	55.7	562.2	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	865.0	865.0
Foreign currency translation	-	-	-	-	(24.0)	-	(24.0)
Options exercised	-	0.3	0.7	-	-	-	0.7
Share-based compensation	-	-	76.8	-	-	-	76.8
Tax benefit associated with exercise of stock options	-	-	29.4	-	-	-	29.4
Shares purchased by EBT	-	-	-	(151.8)	-	-	(151.8)
Shares released by EBT to satisfy exercise of stock options	-	-	-	140.7	-	(128.0)	12.7
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	16.2	-	16.2
Realized gain on divestment of available-for-sale securities, net of taxes	-	-	-	-	(20.0)	-	(20.0)
Other than temporary impairment of available-for-sale securities	-	-	-	-	2.4	-	2.4
Dividends	-	-	-	-	-	(73.8)	(73.8)
As at December 31, 2011	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2011 Shire plc declared and paid dividends of 13.33 US cents per ordinary share (equivalent to 39.99 US cents per ADS) totaling $73.8 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2012	55.7	562.5	2,853.3	(287.2)	60.3	502.9	3,185.0
Net income	-	-	-	-	-	745.4	745.4
Foreign currency translation	-	-	-	-	23.7	-	23.7
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	88.0	-	-	-	88.0
Tax benefit associated with exercise of stock options	-	-	40.1	-	-	-	40.1
Shares purchased by EBT	-	-	-	(99.3)	-	-	(99.3)
Shares purchased under share buy-back program	-	-	-	(106.5)	-	-	(106.5)
Shares released by EBT to satisfy exercise of stock options	-	-	-	182.6	-	(166.5)	16.1
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	2.9	-	2.9
Dividends	-	-	-	-	-	(86.3)	(86.3)
As at December 31, 2012	55.7	562.5	2,981.5	(310.4)	86.9	995.5	3,809.2

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2012 Shire plc declared and paid dividends of 15.32 US cents per ordinary share (equivalent to 45.96 US cents per ADS) totaling $86.3 million.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011	2010
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	745.4	865.0	588.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308.6	294.8	255.5
Share based compensation	87.1	75.7	62.2
Impairment of intangible assets1	197.9	16.0	42.7
Gain on sale of non-current investments	(0.5)	(23.5)	(11.1)
(Gain)/ loss on sale of product rights	(18.1)	6.0	(16.5)
Other	18.0	16.1	9.1
Movement in deferred taxes	(58.3)	(14.5)	(15.0)
Equity in earnings of equity method investees	(1.0)	(2.5)	(1.4)

Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	22.2	(134.0)	(114.4)
Increase in sales deduction accrual	42.7	80.5	222.6
Increase in inventory	(88.2)	(64.4)	(58.2)
Increase in prepayments and other assets	(14.5)	(36.8)	(40.3)
Increase/(decrease) in accounts and notes payable and other liabilities	136.7	(10.0)	25.9
Returns on investment from joint venture	4.9	5.2	5.8
Net cash provided by operating activities (A)	1,382.9	1,073.6	954.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	3.5	6.2	6.3
Purchases of subsidiary undertakings and businesses, net of cash acquired	(97.0)	(725.0)	(449.6)
Payments on foreign exchange contracts related to Movetis NV ("Movetis") acquisition	-	-	(33.4)
Purchases of non-current investments	(18.0)	(10.7)	(2.9)
Purchases of property, plant and equipment ("PP&E")	(149.6)	(194.3)	(326.6)
Purchases of intangible assets	(43.5)	(5.2)	(2.7)
Proceeds from disposal of non-current investments and PP&E	7.2	106.0	2.3
Proceeds from capital expenditure grants	8.4	-	-
Proceeds received on sale of product rights	17.8	12.0	2.0
Returns of equity investments and proceeds from short term investments	0.2	1.8	7.2
Net cash used in investing activities (B)	(271.0)	(809.2)	(797.4)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2012	2011	2010
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from drawing of revolving credit facility ("RCF")	-	30.0	-
Repayment of RCF	-	(30.0)	-
Repayment of debt acquired through business combinations	(3.0)	(13.1)	-
Extinguishment of building finance obligation	-	-	(43.1)
Excess tax benefit associated with exercise of stock options	40.7	31.4	6.5
Payments to acquire shares under share buy-back program	(106.5)	-	-
Payments to acquire shares by the Employee Benefit Trust ("EBT")	(99.3)	(151.8)	(1.7)
Proceeds from exercise of options	16.2	13.4	11.2
Payment of facility arrangement costs	-	-	(8.0)
Deferred contingent consideration payments	(5.8)	-	-
Payment of dividend	(86.3)	(73.8)	(62.0)
Other	(0.3)	(1.5)	(2.4)
Net cash used in financing activities(C)	(244.3)	(195.4)	(99.5)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(5.4)	0.4	(6.3)
Net increase in cash and cash equivalents (A+B+C+D)	862.2	69.4	51.7
Cash and cash equivalents at beginning of period	620.0	550.6	498.9
Cash and cash equivalents at end of period	1,482.2	620.0	550.6

Supplemental information associated with continuing
operations:

	2012	2011	2010
	$’M	$’M	$’M

Interest paid	(34.6)	(33.3)	(25.9)
Income taxes paid	(199.2)	(286.1)	(329.2)

Non cash investing and financing activities:
Equity in Vertex Pharmaceuticals, Inc. (“Vertex”) received as part consideration for disposal of non-current investment in Virochem Pharma, Inc. ("Virochem").	-	-	9.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.           Description of operations

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading specialty biopharmaceutical company that focuses on meeting the needs of the specialist physician.

The Company has grown through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to evaluate companies, products and pipeline opportunities that offer a good strategic fit and have the potential to deliver demonstrable value to all our stakeholders: patients, physicians, policy makers, payors, investors and employees.

2.           Summary of significant accounting policies

(a)           Basis of preparation

The accompanying consolidated financial statements include the accounts of Shire plc, all of its subsidiary undertakings and the Income Access Share trust, after elimination of inter-company accounts and transactions. They have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and US Securities and Exchange Commission (“SEC”) regulations for annual reporting.

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

(c)           Revenue recognition

The Company recognizes revenue when all of the following conditions are met:

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

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Product sales

Revenue for the sale of products is recognized when delivery has occurred and substantially all the risks and rewards of ownership have been transferred to the customer. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The provisions made at the time of revenue recognition are based on historical experience and updated for changes in facts and circumstances including the impact of new legislation. The provisions are recognized as a reduction to revenues.

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

(h)           Advertising expense

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $85.8 million, $122.5 million and $93.3 million for the years to December 31, 2012, 2011 and 2010 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

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

(l)           Foreign currency

Monetary assets and liabilities in foreign currencies are translated into the functional currency of the relevant subsidiary in which they arise at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange ruling at the date of the transaction. Transaction gains and losses, other than those related to current and deferred tax assets and liabilities, are recognized in arriving at income from operations before income taxes and equity in earnings of equity method investees. Transaction gains and losses arising on foreign currency denominated current and deferred tax assets and liabilities are included within income taxes in the consolidated statements of income.

The results of operations for subsidiaries, whose functional currency is not the US dollar, are translated into the US dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of Other comprehensive income.

Foreign currency exchange transaction losses/gains included in consolidated statements of income in the years to December 31, 2012, 2011 and 2010 amounted to a loss of $3.5 million, a loss of $2.1 million and a gain of $1.7 million, respectively.

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

(n)           Earnings per share

Basic earnings per share is based upon net income attributable to Shire plc divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to Shire plc adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (when the effect is dilutive) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares equivalents that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

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

The Company’s share-based compensation plans are described more fully in Note 27.

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

(r)           Inventories

Inventories are stated at the lower of cost or market. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs.

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

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors such as representation on the investee’s Board of Directors and the nature of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than-temporary impairments in value under equity in earnings of equity method investees in the consolidated statements of income.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income, net (see Note 24). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included as interest income.

(u)           Property, plant and equipment

Property, plant and equipment is shown at cost reduced for impairment losses, net of accumulated depreciation. The cost of significant assets includes capitalized interest incurred during the construction period. Depreciation is recorded on a straight-line basis at rates calculated to write off the cost less estimated residual value of each asset over its estimated useful life as follows:

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

(v)           Goodwill and other intangible assets

(i)           Goodwill
In business combinations completed subsequent to January 1, 2009, goodwill represents the excess of the fair value of the consideration given and the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable assets and liabilities acquired. For business combinations completed prior to January 1, 2009 goodwill represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired.

Goodwill is not amortized, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For the purpose of assessing the carrying value of goodwill for impairment, goodwill has been allocated to the Company’s three reporting units, being SP, HGT and RM. Events or changes in circumstances which could trigger an impairment review include but are not limited to: significant underperformance of a reporting unit relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and significant negative industry trends.

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

(ii)           Other intangible assets
Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, acquired product technology and IPR&D.  Intellectual property rights for currently marketed products and acquired product technology are recorded at fair value and amortized over the estimated useful life of the related product, which ranges from 1 to 20 years (weighted average 15.5 years). IPR&D acquired through a business combination which completed subsequent to January 1, 2009 is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. IPR&D is reviewed for impairment using a “one-step” approach which compares the fair value of the IPR&D asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the IPR&D asset. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

The following factors, where applicable, are considered in estimating the useful lives of Other intangible assets:

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

(x)           New accounting pronouncements

Adopted during the period

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)

On January 1, 2012 the Company adopted new guidance issued by the Financial Accounting Standard Board (“FASB”) on fair value measurement and disclosure. The guidance amends the existing requirements and improves the comparability of fair value measurement and disclosure between US GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance has been adopted prospectively from January 1, 2012. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Enhanced disclosure of fair value measurement as required by this guidance is included in Note 20.

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

The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. The Company has elected to present the components of comprehensive income in two separate, but consecutive statements. Enhanced disclosure of the components of comprehensive income is included in Note 18.

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

To be adopted in future periods

Indefinite-Lived Intangible Assets (Other than Goodwill) Impairment Testing

In July 2012 the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, performing the impairment test is unnecessary. The more-likely-than-not threshold is defined as a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the impairment test and may resume performing the qualitative assessment in any subsequent period. The guidance will be effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations or cash flows.

Disclosure about offsetting assets and liabilities

In December 2011 the FASB issued guidance on disclosures about offsetting assets and liabilities. In January 2013 FASB amended the previous guidance to clarify the scope of guidance issued in December 2011. The amended guidance requires entities to disclose both gross and net information about derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB guidance on topics “Balance Sheet” and “Derivatives and Hedging” or subject to an enforceable master netting arrangement or similar agreement; to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The guidance is required to be applied retrospectively and will be effective for interim and annual fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations or cash flows.

Amounts reclassified out of Comprehensive Income

In February 2013 the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires entities to provide information about the amount reclassified out of comprehensive income by component and presents either on the face of the financial statements or in the notes, significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The new guidance is effective for interim and annual fiscal years beginning on or after January, 1 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations or cash flows.

(y)           Statutory accounts

The consolidated financial statements as at December 31, 2012 and 2011, and for each of the three years in the period to December 31, 2012 do not comprise statutory accounts within the meaning of Section 434 of the UK Companies Act 2006 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2011 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2011 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2012 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2013. The Company further expects to file the consolidated accounts of the Company for the year to December 31, 2012, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2013.

3.           Business combinations

Acquisition of Lotus Tissue Repair, Inc (“Lotus”)

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus, a privately held biotechnology company based in Cambridge, MA. Cash consideration paid on closing by the Company was $49.3 million. Further contingent cash consideration of up to $275.0 million may be payable by the Company in future periods, dependent upon the achievement of certain safety and development milestones.

Lotus is developing a proprietary recombinant form of human collagen Type VII as the first and only intravenous protein replacement therapy currently being investigated for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).  DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. The acquisition adds a late stage pre-clinical product for the treatment of DEB with global rights to Shire’s HGT pipeline. This acquisition is complementary to Shire’s existing investment in developing ABH001, which is currently being investigated as a dermal substitute therapy for the treatment of non-healing wounds in patients with EB.

The acquisition of Lotus will be accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Lotus will be recorded at the date of acquisition, at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results of Lotus will be included in Shire’s consolidated statement of income from, February 12, 2013. As the initial accounting for the business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company’s Form 10-Q for the three months ended March 31, 2013.

In the year to December 31, 2012 the Company expensed costs of $0.5 million relating to the Lotus acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

The acquisition of FerroKin has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from FerroKin have been recorded at their fair values at the date of acquisition, being April 2,

2012. The Company’s consolidated financial statements and results of operations include the results of FerroKin from April 2, 2012. In the year to December 31, 2012 the Company included pre-tax losses of $19.1 million, for FerroKin within its consolidated statement of income.

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

In the year to December 31, 2012 the Company expensed costs of $12.1 million (2011: $nil) relating to the FerroKin acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

Acquisition of certain assets & liabilities of Pervasis Therapeutics, Inc. (“Pervasis”)

On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. The acquisition date fair value of the consideration totaled $26.1 million, comprising cash consideration paid on closing of $2.5 million and the fair value of contingent consideration payable of $23.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is up to $169.5 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain clinical development, regulatory and net sales milestones. The acquisition adds SRM-003 (formerly VASCUGEL) to Shire’s Regenerative Medicine business. SRM-003 is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.

The acquisition has been accounted for as a purchase business combination. The assets acquired and the liabilities assumed from Pervasis have been recorded at their fair values at the date of acquisition, being April 19, 2012. The Company’s consolidated financial statements and results of operations include the results of the assets acquired and the liabilities assumed from Pervasis from April 19, 2012. The purchase price has been allocated to acquired IPR&D (principally for VASCUGEL) ($24.3 million), current liabilities assumed ($0.2 million) and goodwill ($2.0 million). Goodwill, which is not deductible for tax purposes, has been assigned to the RM operating segment.

Acquisition of Advanced BioHealing, Inc. (“ABH”)

On June 28, 2011 Shire completed its acquisition of 100% of the outstanding shares and other equity instruments of ABH. The fair value of cash consideration paid by the Company during 2011 was $739.6 million.

The acquisition of ABH adds the DERMAGRAFT product, a bio-engineered skin substitute, to Shire’s portfolio.

The acquisition of ABH was accounted for as a purchase business combination. The assets acquired and the liabilities assumed from ABH have been recorded at their fair values at the date of acquisition, being June 28, 2011. The determination of final fair values was completed on June 28, 2012. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. The amount of ABH’s revenues and pre-tax losses included in the Company’s consolidated statement of income for the year ended December 31, 2011 were $105.3 million and $15.3 million (after intangible asset amortization of $20.0 million) respectively.

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Fair value
$’M

ASSETS
Current assets:
Cash and cash equivalents	14.6
Accounts receivable	30.1
Inventories	30.7
Deferred tax assets	51.1
Other current assets	7.9
Total current assets	134.4

Non-current assets:
Property, plant and equipment	16.6
Goodwill	197.0
Other intangible assets
- DERMAGRAFT product technology	710.0
- other intangible assets	1.5
Other non-current assets	0.2
Total assets	1,059.7
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	52.4

Non-current liabilities:
Long term debt, less current portion	9.1
Deferred tax liabilities	258.5
Other non-current liabilities	0.1
Total liabilities	320.1

Fair value of identifiable assets acquired and liabilities assumed	739.6
Consideration
Cash consideration paid	739.6

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

In the year to December 31, 2012 the Company incurred costs of $12.6 million (2011: $13.6 million) in respect of the acquisition and post-acquisition integration of ABH, which have been charged to Integration and acquisition costs in the Company’s consolidated statement of income.

Acquisition of Movetis

On September 6, 2010 the Company launched a voluntary public takeover offer for all the shares and warrants in Movetis, a Belgium-based specialty GI company, at a price of €19 per share in cash. On October 12, 2010 the Company acquired 99.21% of the shares of Movetis as a result of the successful tender offer. By November 8, 2010, following a statutory squeeze-out of the remaining shares and warrants not tendered in the offer, the Company had acquired 100% of the shares and warrants in Movetis for a total cash consideration of $592.0 million.

The acquisition added RESOLOR to Shire’s global GI portfolio. On January 10, 2012 Shire also acquired the rights to RESOLOR in the US from J&J.

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

$’M
ASSETS
Current assets:
Cash and cash equivalents	109.0
Short-term investments	7.0
Other current assets	8.6
Total current assets	124.6

Property, plant and equipment, net	1.1
Goodwill	27.9
Other intangible assets, net
- currently marketed product	317.0
- IPR&D	139.0
- other intangible assets	14.0
Other non-current assets	0.8
Deferred tax asset	40.4
Total assets	664.8
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	19.0

Non-current liabilities:
Deferred tax liability	53.8
Total liabilities	72.8
Fair value of identifiable assets acquired and liabilities assumed	592.0

Other intangible assets include $317.0 million relating to intellectual property rights for Movetis’ currently marketed product, RESOLOR, for the treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. The fair value of RESOLOR has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to the asset after deduction of contributory asset charges. The estimated useful life of the

RESOLOR currently marketed product intangible asset is 14 years, with amortization being recorded on a straight line basis.

IPR&D principally relates to Movetis’ RESOLOR product for the treatment of chronic constipation in men ($93 million) and children ($42 million). The fair value of these IPR&D assets have been estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by these development projects after the deduction of contributory asset charges for other assets employed in these projects. The estimated cash flows have been probability adjusted to take into account their stage of completion and the remaining risks and uncertainties surrounding their future development and commercialization. The estimated, probability adjusted after tax cash flows have been discounted at rates between 12-14% to determine a present, or fair, value.

In the year to December 31, 2012 the Company recorded impairment charges totaling $197.9 million in respect of these intangible assets. See note 12 for further details.

Goodwill arising of $27.9 million, which is not deductible for tax purposes, has been assigned to the Specialty Pharmaceuticals operating segment.

In the year to December 31, 2010 the Company expensed transaction costs of $6.9 million relating to the Movetis acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated statements of income.

The amount of Movetis's revenues and pre-tax losses included in the Company’s consolidated statements of income for the year ended December 31, 2010 were $0.3 million and $17.5 million respectively.

Supplemental disclosure of pro forma information

The unaudited pro forma financial information to present the combined results of the operations of Shire, FerroKin and Pervasis are not provided as the impacts of these acquisitions were not material to the Company’s results of operations for any period presented.

4.           Divestment of product rights

On October 1, 2010 the Company completed the divestment of DAYTRANA to Noven (Noven developed and manufactures DAYTRANA, and Shire licensed DAYTRANA from Noven in 2003). No consideration was received at the time of divestment, however consideration is receivable from Noven dependent on DAYTRANA’s performance in the period subsequent to divestment. On divestment Shire recorded the fair value of contingent consideration receivable from Noven within current and non-current assets. During the year to December 31, 2012 the Company recognized a gain of $18.1 million (2011: loss of $6.0 million, 2010: gain of $10.4 million) due to changes in the fair value of this contingent consideration. At December 31, 2012 the Company has recorded a receivable based on the fair value of future contingent consideration totaling $39.2 million (2011: $42.6 million), split between current assets $11.6 million (2011: $13.7 million) and non-current assets $27.6 million (2011: $28.9 million).

In the year to December 31, 2012 the Company recognized a gain of $18.1 million (2011: loss of $6.0 million, 2010: gain of $16.5 million) in respect of DAYTRANA and other disposed product rights. All assets disposed of during 2012, 2011 and 2010 formed part of the SP operating segment.

5.           Reorganization costs

Establishment of an International Commercial Hub in Switzerland

In March 2010 the Company initiated operations in Switzerland to support its HGT and SP businesses outside the US. The transition to the international commercial hub in Switzerland was completed in 2011, and resulted in total reorganization costs of $33.8 million incurred since March 2010. In the year to December 31, 2011 the Company incurred reorganization costs totaling $12.5 million (2010: $21.3 million) relating to employee involuntary termination benefits and other re-organization costs.

Owings Mills

In March 2009 the Company initiated plans to phase out operations and close its SP manufacturing facility at Owings Mills, Maryland. In 2011 the Company sold its Owings Mills facility and completed the transition of all products manufactured at this site to DSM Pharmaceuticals, Inc., resulting in total reorganization costs of $37.5 million incurred since March 2009. In the year ended December 31, 2011 the Company incurred reorganization costs of $11.8 million (2010: $13.0 million) which relate to employee involuntary termination benefits and other costs.

6.           Accounts receivable, net

Accounts receivable at December 31, 2012 of $824.2 million (December 31, 2011: $845.0 million), are stated net of a provision for discounts and doubtful accounts of $41.7 million (December 31, 2011: $31.1 million, December 31, 2010: $23.4 million).

Provision for discounts and doubtful accounts:

	2012	2011	2010
	$’M	$’M	$’M
As at January 1,	31.1	23.4	20.8
Provision charged to operations	283.3	240.8	178.1
Provision utilization	(272.7)	(233.1)	(175.5)
As at December 31,	41.7	31.1	23.4

At December 31, 2012 accounts receivable included $38.5 million (December 31, 2011: $73.3 million) related to royalty income.

7.           Inventories

Inventories are stated at the lower of cost or market and comprise:

	December 31,	December 31,
	2012	2011
	$’M	$’M
Finished goods	124.4	99.9
Work-in-progress	220.6	162.6
Raw materials	91.9	77.6
	436.9	340.1

At December 31, 2012 inventories included $nil (December 31, 2011: $22.7 million) of costs capitalized prior to regulatory approval of the relevant manufacturing facilities.

8.           Prepaid expenses and other current assets

	December 31,	December 31,
	2012	2011
	$’M	$’M
Prepaid expenses	31.7	46.9
Income tax receivable	130.6	48.1
Value added taxes receivable	20.9	18.9
Other current assets	38.6	61.0
	221.8	174.9

9.           Investments

	December 31,	December 31,
	2012	2011
	$’M	$’M
Investments in private companies	18.4	12.8
Available-for-sale securities	14.2	7.4
Equity method investments	6.1	9.7
	38.7	29.9

10.           Property, plant and equipment, net

	December 31,	December 31,
	2012	2011
	$’M	$’M
Land and buildings	701.2	708.0
Office furniture, fittings and equipment	383.8	338.1
Warehouse, laboratory and manufacturing equipment	287.2	271.9
Assets under construction	93.8	81.7
	1,466.0	1,399.7
Less: Accumulated depreciation	(510.2)	(467.6)
	955.8	932.1

Depreciation expense for the years to December 31, 2012, 2011 and 2010 was $113.8 million, $128.1 million, and $119.2 million respectively.

11.           Goodwill

	December 31,	December 31,
	2012	2011
	$’M	$’M
Goodwill arising on businesses acquired	644.5	592.6

In 2012 the Company completed its acquisition of FerroKin. The fair value of consideration payable totaled $159.3 million, which resulted in goodwill with a value of $46.1 million (see Note 3). The goodwill has been assigned to the SP operating segment.

During the year to December 31, 2011 the Company completed its acquisition of ABH for cash consideration of $739.6 million, which resulted in goodwill of $197.0 million (see Note 3). The goodwill has been assigned to the RM operating segment.

At December 31, 2012 goodwill of $291.1 million (December 31, 2011: $243.5 million) is held in the SP segment, $154.5 million (December 31, 2011: $152.1 million) in the HGT segment and $198.9 million (December 31, 2011: $197 million) is held in the RM segment.

	2012	2011
	$’M	$’M
As at January 1,	592.6	402.5
Acquisitions	48.1	197.0
Foreign currency translation	3.8	(6.9)
As at December 31,	644.5	592.6

12.           Other intangible assets, net

	December 31,	December 31,
	2012	2011
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,462.0	2,500.7
Acquired product technology	710.0	710.0
Other intangible assets	44.5	23.2
	3,216.5	3,233.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	231.0	119.8
	3,447.5	3,353.7

Less: Accumulated amortization	(1,059.4)	(860.7)
	2,388.1	2,493.0

As at December 31, 2012 the net book value of intangible assets allocated to the SP segment was $1,238.0 million (December 31, 2011: $1,348.3 million), to the HGT segment was $474.6 million (December 31, 2011: $453.2 million) and to the RM segment was $675.5 million (December 31, 2011: $691.5 million).

The change in the net book value of other intangible assets for the year to December 31, 2012 and 2011 is shown in the table below:

	Other intangible assets
	2012	2011
	$’M	$’M
As at January 1,	2,493.0	1,978.9
Acquisitions	281.6	717.1
Amortization charged	(194.8)	(166.7)
Impairment charges	(197.9)	(16.0)
Foreign currency translation	6.2	(20.3)
As at December 31,	2,388.1	2,493.0

In the year to December 31, 2012 the Company acquired intangible assets totaling $281.6 million, principally relating to intangible assets acquired with FerroKin and from Pervasis (see Note 3 for further details) and the license acquired from Mt. Sinai School of Medicine of New York University (see Note 17 for further details). The weighted average amortization period of acquired amortizable intangible assets is 7 years.

In the year to December 31, 2012 the Company identified indicators of impairment in respect of its RESOLOR intangible assets. These indicators included the increasing challenges in the European reimbursement environment subsequent to the acquisition of Movetis and the results of an evaluation of alternative sales and marketing strategies for RESOLOR in the EU which have led to lower actual and projected revenue and profitability levels than those initially forecast at the time of the acquisition.

The Company therefore reviewed the recoverability of both its RESOLOR IPR&D assets (with a carrying value of $111.9 million) and its amortizing intangible asset for the RESOLOR currently marketed product (with a carrying value of $253.5 million).

Subsequently the Company recorded pre-tax non-cash impairment charges in the consolidated statement of income to write down these assets to their fair value. $126.7 million was recorded within SG&A expenses in the fourth quarter of 2012 in respect of the amortizing intangible asset for the RESOLOR currently marketed product and $71.2 million was recorded within R&D expenses in respect of the RESOLOR IPR&D assets. These impairment charges have been recorded in the SP operating segment. The fair values of these assets were determined using the income approach, which used significant unobservable (Level 3) inputs (see Note 20 for further details).

After these impairment charges the carrying value of the amortizing intangible asset for the RESOLOR currently marketed product is $126.8 million and the RESOLOR IPR&D assets is $40.7 million as at December 31, 2012.

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2012 will be approximately $200 million for each of the five years to December 31, 2017. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

13.           Accounts payable and accrued expenses

	December 31,	December 31,
	2012	2011
	$’M	$’M
Trade accounts payable and accrued purchases	208.1	259.6
Accrued rebates – Medicaid	455.6	409.8
Accrued rebates – Managed care	184.9	202.8
Sales return reserve	90.5	88.8
Accrued bonuses	109.0	103.0
Accrued employee compensation and benefits payable	64.5	59.3
R&D accruals	73.5	52.7
Provisions for litigation losses and other claims	118.2	22.4
Other accrued expenses	197.2	172.1
	1,501.5	1,370.5

14.           Other current liabilities

	December 31,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	78.4	27.7
Value added taxes	23.6	13.3
Contingent consideration payable	16.0	-
Other current liabilities	26.1	22.8
	144.1	63.8

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued. The bonds may also be redeemed at the option of the bond holder at their principal amount including accrued and unpaid interest on May 9, 2012 (the “Put Option”), or following occurrence of a change of control of Shire. The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling, or in the case of the Final Maturity Date and or any change of control Shire, by delivery of the underlying ordinary shares and a cash top-up amount. On April 9, 2012 the deadline for Bondholders to choose to exercise their Put Option on May 9, 2012 passed. No elections from the Bondholders were received by this date and the Bonds are now due on the Final Maturity Date, subject to the exceptions above. As the Company is no longer required to redeem the Bonds within twelve months of the balance sheet date, the Bonds have been presented as a non-current liability at December 31, 2012.

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

16.           Other non-current liabilities

	December 31,	December 31,
	2012	2011
	$’M	$’M
Income taxes payable	58.9	78.3
Deferred revenue	11.4	12.2
Deferred rent	11.9	14.0
Insurance provisions	12.3	14.5
Contingent consideration payable	120.4	-
Other non-current liabilities	26.7	25.3
	241.6	144.3

17.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at December 31, 2012 are presented below:
Operating
leases
$’M
2013	49.6
2014	32.6
2015	28.4
2016	22.2
2017	18.6
Thereafter	92.9
244.3

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $43.2 million, $37.6 million and $33.3 million for the years to December 31, 2012,

2011 and 2010 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)           Letters of credit and guarantees

At December 31, 2012 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $38.2 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

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

In the year to December 31, 2012 Shire’s share of R&D costs under this collaboration agreement were $4.5 million (2011: $10.1 million; 2010: $2.7 million) which were expensed to R&D. Shire will pay Acceleron up to a further $165.0 million, subject to certain development, regulatory and sales milestones being met for HGT-4510 in DMD, up to an additional $288 million for successful commercialization of other indications and molecules, and royalties on product sales.

Shire and Acceleron are conducting the collaboration through a joint steering committee, with subcommittees including a joint manufacture committee, and a joint patent committee to monitor the development of HGT-4510 and other compounds.

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

In the year to December 31, 2012 Shire paid success milestones of $3.0 million (2011: $2.5 million; 2010: $4.0 million) and other support costs of $8.1 million (2011: $5.3 million; 2010: $2.3 million) to Santaris, which were expensed to R&D. Shire has remaining obligations to pay Santaris $13.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $69 million for each indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(iii)           Collaboration and license agreement with Sangamo

On February 1, 2012 Shire and Sangamo announced that they had entered into a collaboration and license agreement to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology. Sangamo is responsible for all activities through submission of Investigational New Drug Applications and European Clinical Trial Applications for each product and Shire will reimburse Sangamo for its internal and external research program-related costs. Shire is responsible for clinical development and commercialization of products arising from the collaboration. Shire paid Sangamo an up-front fee of $13.0 million in the year to December 31, 2012 (2011: $nil) and may be required to pay research, regulatory, development and commercial milestone payments, and royalties on product sales.

In the year to December 31, 2012 Shire paid costs of $8.9 million (2011: $nil; 2010: $nil) to Sangamo, which were expensed to R&D. Shire has remaining obligations to pay Sangamo $33.5 million subject to certain success criteria, and development and sales milestones up to a maximum of $180 million for each indication.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $67.0 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the year to December 31, 2012 Shire received up-front and milestone payments totaling $18.3 million (2011: $11.5 million, 2010: $nil). In the year to December 31, 2012 Shire recognized milestone income of $19.4 million (2011: $17.5 million, 2010: $8.4 million) in other revenues and $83.8 million (2011: $65.2 million, 2010: $51.1 million) in product sales for shipment of product to the relevant licensee.

(i)           Collaboration with Shionogi & Co. Limited (“Shionogi”) for ADHD Medicines in Japan

On November 18, 2011 Shire announced that it had entered into an agreement with Shionogi to co-develop and co-commercialize certain of Shire’s ADHD medicines in Japan. Shionogi paid Shire an up-front fee and will share costs with Shire in exchange for rights to jointly co-develop and co-commercialize the products upon approval for the Japanese market. Shionogi is a leading Japanese pharmaceutical company with an expertise in developing medicines for the central nervous system, among other therapeutic areas. Working together with the Shionogi team, Shire believes the path to regulatory approval, market development and commercialization for ADHD medicines will be more effective and efficient.

In the year to December 31, 2012 Shire’s share of R&D costs under this collaboration agreement were $3.2 million (2011: $nil; 2010: $nil million) which were expensed to R&D.

Co-promotion agreements - VYVANSE

Shire terminated its co-promotion agreement for VYVANSE with GSK in 2010. Following Shire’s termination, GSK filed a lawsuit against Shire in the Philadelphia Court of Common Pleas relating to the co-promotion agreement. On June 29, 2012 Shire and GSK settled this dispute. The terms of the settlement are confidential.

(d)           Commitments

(i)           Clinical testing

At December 31, 2012 the Company had committed to pay approximately $424.7 million (December 31, 2011: $358.6 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At December 31, 2012 the Company had committed to pay approximately $125.2 million (December 31, 2011: $86.4 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in 2013.

(iii)           Other purchasing commitments

At December 31, 2012 the Company had committed to pay approximately $144.7 million (December 31, 2011: $190.1 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $141.5 million of these commitments in 2013.

(iv)           Investment commitments

At December 31, 2012 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $15.2 million (December 31, 2011: $9.4 million) which may all be payable in 2013, depending on the timing of capital calls.

(v)           Capital commitments

At December 31, 2012 the Company had committed to spend $97.0 million (December 31, 2011: $25.4 million) on capital projects.

(e)           Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2012 provisions for litigation losses, insurance claims and other disputes totaled $130.5 million (December 31, 2011: $36.9 million).

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

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated. A Markman hearing was held on February 14, 2012, and a written Markman decision was given by the court on March 22, 2012. The Anchen lawsuit was settled in September 2012. This settlement provides TWi Pharmaceuticals, Inc. (“TWi”), the acquirer of Anchen’s ANDA, with a license to make, and Anchen a license to market, TWi’s generic versions of INTUNIV in the United States on July 1, 2016, or earlier in certain circumstances.  Such sales will require the payment of a royalty to Shire, except in certain circumstances.  Also as part of the settlement, under certain circumstances Shire may authorize Anchen to sell authorized generic versions of INTUNIV supplied by Shire, on which Shire will receive a significant royalty.   A bench trial against Actavis and Teva was held from September 17, 2012 through September 20, 2012.  A decision has not yet been given.

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc. (“Impax”). Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing was held on May 30, 2012, and a written Markman decision was given by the court on June 1, 2012. A trial is scheduled to begin on February 10, 2014.

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc. submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents. In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. The filing of the lawsuit in West Virginia did not trigger a stay of approval of this ANDA.  Shire was subsequently advised that Mylan amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Mylan in the US District Court for the District of West Virginia.  A Markman hearing was held on September 6, 2012 and a written Markman decision was given by the court on January 14, 2013. A trial is scheduled to start on December 2, 2013.

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  Shire was subsequently advised that Sandoz amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Sandoz in the US District Court for the District of Colorado.  The filing of the lawsuit triggered a stay of approval of the 1mg, 2mg and 3mg strengths for up to 30 months.  A Markman hearing was held on August 10, 2012 and a written Markman decision was given by the court on November 13, 2012.  A trial is scheduled to begin on November 8, 2013.

On March 22, 2012, US Patent No. 5,854,290, one of the patents-in-suit in all the INTUNIV litigations referenced above was dedicated to the public by the inventors. Two other patents relating to formulations of guanfacine remain in each of the lawsuits regarding INTUNIV. Those two patents expire on December 20, 2020 and July 4, 2022.

REPLAGAL

Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) initiated lawsuits against Shire in Sweden on April 14, 2010, and in Germany on April 20, 2010, alleging that Shire’s enzyme replacement therapy (“ERT”) for Fabry disease, REPLAGAL, infringes Mt. Sinai’s European Patent No. 1 942 189, granted April 14, 2010.  Mt. Sinai sought injunctions against the use of REPLAGAL in these jurisdictions until expiration of the patent. Mt. Sinai has been granted Supplementary Protection Certificates (“SPC”) in respect of the patent in certain EU countries (including Sweden and Germany) which, where granted, extends the patent until August 2016. Where no SPC has been granted, the patent expires in November 2013.

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

In January 2013 Shire was notified that Mylan Pharmaceuticals ULC. had submitted an abbreviated new drug submission seeking permission to market generic versions of all approved strengths of FOSRENOL in Canada. Shire is currently reviewing the details of the notification and has 45 days from its receipt to determine if it will file an action under the Canadian Patented Medicines (Notice of Compliance) Regulations. If Shire brings an action, a stay of approval of up to 24-months will be imposed by Health Canada on Mylan Pharmaceuticals ULC's submission.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial is scheduled to occur during the two week period beginning on April 8, 2013.

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

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire was in breach of its supply contract for the authorized generic version of ADDERALL XR. Shire’s ability to supply this product is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Impax sought specific performance, equitable relief and damages. Shire filed a counterclaim against Impax seeking damages and a declaratory judgment that Shire had satisfied its obligations under the supply contract.

On February 7, 2013 Shire and Impax settled this dispute and agreed to discontinue all court and related proceedings. Under the terms of the settlement Shire will make a one-time cash payment to Impax of $48.0 million. Also as part of the settlement, the parties have entered into an amended supply agreement which will govern the supply of authorized generic ADDERALL XR from Shire to Impax until the end of the supply term on September 30, 2014.

In February 2011, Shire was notified that Watson Laboratories, Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. This new ANDA is not covered under the existing settlement agreements entered into in November 2007 between Shire and Watson Pharmaceuticals, Inc. (the “Settlement Agreements”). The Settlement Agreements cover a different ANDA and do not provide any license for Watson Laboratories, Inc.-Florida to sell the products covered in Watson Laboratories, Inc.-Florida’s new ANDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharm, Inc., Andrx Corporation, and Andrx Pharmaceuticals, L.L.C. for infringement of certain of Shire’s ADDERALL XR patents and also for breach of contract in connection with the Settlement Agreements. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months. A Markman hearing was held on June 13, 2012 but no decision has been rendered. On June 22, 2012, the FDA responded to Shire’s ADDERALL XR citizen petition and set forth more stringent bioequivalence standards that all ANDAs for ADDERALL XR must meet for approval. On July 30, 2012, Shire filed a request with the U.S. District Court for the Southern District of New York seeking a 90-day stay of these legal proceedings because Shire believes Watson Laboratories, Inc.-Florida’s ANDA fails to meet the FDA’s new bioequivalence standards and will not receive FDA approval. The judge granted the 90-day stay on August 3, 2012. On January 18, 2013, Shire, in conjunction with Watson and Par Pharmaceutical, Inc. (the successor-in-interest to Watson’s ANDA for ADDERALL XR), filed a Stipulation and Order of Dismissal for all claims, counterclaims and defenses.  Shire agreed to dismiss the pending proceedings without prejudice because Par has withdrawn its ANDA for ADDERALL XR and therefore Shire has no reason to continue with the litigation.  The Stipulation and Order of Dismissal was ordered by the Judge on January 23, 2013, and the litigation has been dismissed.

DERMAGRAFT

On January 4, 2013 Shire was notified that the Massachusetts Institute of Technology (“MIT”) filed a lawsuit against Shire in the US District Court for the District of Massachusetts, alleging that Shire’s manufacture, use and sale of DERMAGRAFT infringes patents owned by MIT.  The three US patents asserted by MIT are US Patent Nos. 5,759,830, 5,770,417 and 5,770,193.  Shire has not yet been served with a Complaint and no trial date has been set.

Subpoena related to ADDERALL XR, DAYTRANA and VYVANSE

On September 23, 2009 the Company received a civil subpoena from the US Department of Health and Human Services Office of Inspector General in coordination with the US Attorney for the Eastern District of Pennsylvania seeking production of documents related to the sales and marketing of ADDERALL XR, DAYTRANA and VYVANSE. The investigation covered whether Shire engaged in off-label promotion and other conduct that may implicate the civil False Claims Act.

On February 1, 2013 the Company announced it had reached an agreement in principle to resolve this matter.  The agreement also addresses sales and marketing practices relating to LIALDA and PENTASA pursuant to a subsequent voluntary disclosure made by the Company. Shire cooperated with the US Government throughout the process that led to this agreement in principle.

The Company has recorded a $57.5 million charge comprised of the agreement in principle amount, interest and costs, which has been charged to SG&A in the fourth quarter of 2012.  The agreement in principle is subject to change until this matter is finally resolved.  Discussions between the Company and the US Government are ongoing to establish a final resolution to the investigation.

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

18.           Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the year to December 31, 2012 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2012	61.4	(1.1)	60.3
Current period change	23.7	2.9	26.6
As at December 31, 2012	85.1	1.8	86.9

19.           Financial instruments

Treasury policies and organization
The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily related to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2012 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the year to December 31, 2012 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

The Company is exposed to the credit risk of the counterparties with which it enters into derivative instruments. The Company limits this exposure through a system of internal credit limits which vary according to ratings assigned to the counterparties by the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2012 there were three customers in the US that accounted for 50% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the year to December 31, 2012, including receipts of $118.7 million and $142.3 million in respect of Spanish and Italian receivables, respectively.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing and specific external receivables. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2012 the Company had 19 swap and forward foreign exchange contracts outstanding to manage currency risk. The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. At December 31, 2012 the fair value of these contracts was a net liabilities of $1.7 million. Further details are included below:

		Fair value	Fair value
		December 31,	December 31,
		2012	2011
		$’M	$’M
Assets	Prepaid expenses and other current assets	1.3	3.4
Liabilities	Other current liabilities	3.0	0.4

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gain recognized in income	Amount of net gain recognized in income
Year to		December 31,	December 31,
		2012	2011
		$’M	$’M
Foreign exchange contracts	Other income, net	6.2	21.3

These net foreign exchange gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

20.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at December 31, 2012 and December 31, 2011 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At December 31, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	14.2	14.2	14.2	-	-
Contingent consideration receivable (2)	38.3	38.3	-	-	38.3
Foreign exchange contracts	1.3	1.3	-	1.3	-

Financial liabilities:
Foreign exchange contracts	3.0	3.0	-	3.0	-
Contingent consideration payable(3)	136.4	136.4	-	-	136.4

		Total	Level 1	Level 2	Level 3
At December 31, 2011	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	7.4	7.4	7.4	-	-
Contingent consideration receivable (2)	37.8	37.8	-	-	37.8
Foreign exchange contracts	3.4	3.4	-	3.4	-

Financial liabilities:
Foreign exchange contracts	0.4	0.4	-	0.4	-
Contingent consideration payable(3)	-	-	-	-	-

(1)        Available-for-sale securities are included within Investments in the consolidated balance sheet.

(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2012	2011
	$'M	$'M

Balance at beginning of period	37.8	61.0
Gain/(loss) recognized in the income statement (within Gain/(loss) on sale of product rights) due to change in fair value during the period	18.1	(6.0)
Reclassification of amounts to Other receivables within Other current assets	(18.7)	(16.5)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	1.1	(0.7)

Balance at end of period	38.3	37.8
Contingent consideration payable
	2012	2011
	$'M	$'M

Balance at beginning of period 1	-	-
Initial recognition of contingent consideration payable	127.8	-
Loss recognized in the income statement (within Integration and acquisition costs) due to change in fair value during the period	9.2	-
Reclassification of amounts to Other current liabilities	(8.8)	-
Change in fair value during the period with corresponding adjustment to the associated intangible asset	8.2	-

Balance at end of period	136.4	-

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At December 31, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration receivable ("CCR")	38.3	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10 to 50% • $19 million to $181 million • 5.4%

Financial liabilities:	Fair Value at the Measurement Date

At December 31, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration payable	136.4	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products

				• 19 to 45% (Weighted average) • 5.9 to 8.7% (Weighted average) • 2013 to 2028 • $2.9 to $3.4 million

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

Contingent consideration payable represents future amounts the Company may be required to pay in conjunction with the FerroKin and Pervasis business combinations (see Note 3) and the license acquired from Mt. Sinai (see Note 17). The amount of contingent consideration which may ultimately be payable by Shire in relation to the FerroKin and Pervasis business combinations is dependent upon the achievement of specified future milestones, such as the achievement of certain future development, regulatory and sales milestones. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to the license acquired from Mt. Sinai is dependent upon future net sales of REPLAGAL in the relevant territories over the life of the license. The Company assesses the present value of forecast future net sales of REPLAGAL and re-measures the related contingent consideration to fair value each balance sheet date.

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

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the year to December 31, 2012 the Company recognized impairment charges totaling $197.9 million to write-down its RESOLOR intangible assets to their fair values (see Note 12 for details).

The fair values of these intangible assets were determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, forecast future RESOLOR revenues in light of the continuing challenges in the European reimbursement environment and the results of an evaluation of alternative sales and marketing strategies for RESOLOR in the EU, and the determination of appropriate market participant discount rates and tax rates to be applied in calculating the present value of forecast future cash flows arising from these intangible assets.

Quantitative information about these non-recurring Level 3 fair value measurements is included below:

	Fair Value at the Measurement Date

At December 31, 2012	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
RESOLOR Intangibles	167.5	Income approach (discounted cash flow)	• Decline in forecast peak sales following results of an evaluation of alternative selling strategies • Assumed market participant discount rate • Assumed market participant effective tax rate	• 41% • 7.7% to 8.7% • 15%

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at December 31, 2012 and December 31, 2011 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2012		December 31, 2011
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,228.2	1,100.0	1,309.7
Building financing obligation (Level 3)	8.0	10.3	8.2	9.7

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

21.           Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2012 was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2012 Shire plc’s distributable reserves were approximately $9.5 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2012, the EBT held 3.8 million ordinary shares (2011: 4.6 million; 2010: 4.4 million) and 1.1 million ADSs (2011: 2.4 million; 2010: 3.2 million) and shares held under share buy-back program were 2.7 million ordinary shares (2011: nil; 2010: nil) and 0.3 million ADSs (2011: nil; 2010: nil). During the year to December 31, 2012 a total of 4.5 million (2011: 2.7 million; 2010: 0.02 million) ordinary shares and 0.9 million (2011: 0.8 million; 2009: 0.02 million) ADSs had been purchased for total consideration of $205.8 million (2011: $151.8 million; 2010: $1.7 million), including stamp duty and broker commission.

Share buy-back Program

During the year the Company has commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying American Depositary Receipts (“ADRs”). The purchases have been made through independent third parties who make their trading decisions independently of, and uninfluenced by the Company. The independence of the third parties enables the Company to continue to purchase ordinary shares (including ordinary shares underlying ADRs) during close periods and other prohibited periods, should they arise.

During the year ending December 31, 2012 the Company made on-market repurchases totaling 3,631,571 Ordinary shares at a cost of $106.5 million (including transaction costs). This represents 0.65% of the issued share capital of the Company as at the year end. The program covers purchases of Ordinary Shares for cancellation or to be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”) on April 24, 2012, when the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority will expire at the 2013 AGM and in accordance with usual practice a resolution to renew it for another year will be proposed. The shares purchased to date are held as treasury shares.

Income Access Share Arrangements (“IAS Trust”)

Shire has put into place income access arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire, a company tax resident in the Republic of Ireland, or from Shire Biopharmaceutical Holdings (“Old Shire”), a Shire group company tax resident in the UK.

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

In the year ended December 31, 2012 Old Shire paid dividends totaling $81.5 million (2011: $67.6 million; 2010: $58.3 million) on the income access share to the Trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

22.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	2012	2011	2010
	$’M	$’M	$’M
Numerator for basic earnings per share	745.4	865.0	588.0

Interest on convertible bonds, net of tax	31.3	33.6	33.5
Numerator for diluted earnings per share	776.7	898.6	621.5

Weighted average number of shares:
	Millions	Millions	Millions
Basic 1	555.4	551.1	546.2
Effect of dilutive shares:
Share based awards to employees 2	4.6	10.9	10.9
Convertible bonds 2.75% due 2014 3	33.5	33.4	33.2
Diluted	593.5	595.4	590.3

1. Excludes shares purchased by the EBT and under the share buy-back program and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the ‘if-converted’ method.

Year to December 31,	2012		2011		2010
Earnings per ordinary share - basic

Earnings per ordinary share attributable to Shire plc shareholders - basic	134.2	c	156.9	c	107.7	c

Earnings per ordinary share - diluted

Earnings per ordinary share attributable to Shire plc shareholders – diluted	130.9	c	150.9	c	105.3	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2012	2011	2010
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions
Share based awards to employees1	6.7	2.9	5.4

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

	SP	HGT	RM	All Other	Total
2012	$’M	$’M	$’M	$’M	$’M
Product sales	2,834.9	1,418.0	153.8	-	4,406.7
Royalties	148.8	-	-	92.8	241.6
Other revenues	31.7	1.2	-	-	32.9
Total revenues	3,015.4	1,419.2	153.8	92.8	4,681.2

Cost of product sales(1)	345.4	240.4	59.6	-	645.4
Research and development(1)	617.4	329.1	19.0	-	965.5
Selling, general and administrative(1)	1,354.1	384.4	161.8	213.7	2,114.0
Gain on sale of product rights	(18.1)	-	-	-	(18.1)
Integration and acquisition costs	12.1	0.5	12.6	-	25.2
Total operating expenses	2,310.9	954.4	253.0	213.7	3,732.0
Operating income/(loss)	704.5	464.8	(99.2)	(120.9)	949.2

Total assets	2,370.8	1,941.6	945.8	2,059.0	7,317.2
Long-lived assets(2)	138.8	698.2	36.2	83.9	957.2
Capital expenditure on long-lived assets(2)	64.5	42.1	9.7	29.5	146.2

(1) Depreciation from manufacturing plants ($31.5 million) and amortization of favorable manufacturing contracts ($0.7 million) is included in Cost of product sales; depreciation of research and development assets ($22.5 million) and impairment of IPR&D intangible assets in the SP reporting segment ($71.2 million) is included in Research and development; and all other depreciation, amortization and impairment of ($380.6 million) is included in Selling, general and administrative.

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

(1) Depreciation from manufacturing plants ($39.8 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($25.2 million) and impairment of IPR&D intangible assets in the SP reporting segment ($16.0 million) is included in Research and development; and all other depreciation, amortization and impairment ($228.1 million) is included in Selling, general and administrative.

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

(1) Depreciation from manufacturing plants ($38.1 million) and amortization of favorable manufacturing contracts ($1.7 million) is included in Cost of product sales; depreciation of research and development assets ($19.0 million) is included in Research and development; and all other depreciation and amortization ($238.3 million) is included in Selling, general and administrative.

(2) Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2012	2011	2010
Year to December 31,	$’M	$’M	$’M
Ireland	20.6	21.1	21.1
United Kingdom	207.0	219.9	203.9
North America	3,159.9	2,867.1	2,333.1
Rest of World	1,293.7	1,155.3	913.0
Total revenues	4,681.2	4,263.4	3,471.1

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2012	2011
Year to December 31,	$’M	$’M
Ireland	5.2	2.9
United Kingdom	72.2	73.7
North America	861.0	841.0
Rest of World	18.8	16.1
Total	957.2	933.7

Material customers

In the periods set out below, certain customers, all within the SP operating segment, accounted for greater than 10% of the Company’s product revenues:

	2012	2012	2011	2011	2010	2010
Year to December 31,	$’M	% product revenue	$’M	% product revenue	$’M	% product revenue
Cardinal Health Inc.	1,035.7	24	923.9	23	791.2	25
McKesson Corp.	835.9	19	742.9	19	574.3	19

Amounts outstanding as at December 31, in respect of these material customers were as follows:

					2012	2011
December 31,					$’M	$’M
Cardinal Health Inc.					166.1	172.1
McKesson Corp.					127.4	101.4

Revenue by product

In the periods set out below, revenues by major product were as follows:

	2012	2011	2010
	$’M	$’M	$’M

Specialty Pharmaceuticals
VYVANSE	1,029.8	805.0	634.2
ADDERALL XR	429.0	532.8	360.8
INTUNIV	287.8	223.0	165.9
EQUASYM	29.2	19.9	22.0
DAYTRANA	-	-	49.4
LIALDA / MEZAVANT	399.9	372.1	293.4
PENTASA	265.8	251.4	235.9
RESOLOR	11.8	6.1	0.3
FOSRENOL	172.0	166.9	182.1
XAGRID	97.2	90.6	87.3
Other	112.4	147.8	187.9
	2,834.9	2,615.6	2,219.2

Human Genetic Therapies
REPLAGAL	497.5	475.2	351.3
ELAPRASE	497.6	464.9	403.6
VPRIV	306.6	256.2	143.0
FIRAZYR	116.3	33.0	11.1
	1,418.0	1,229.3	909.0

Regenerative Medicine
DERMAGRAFT	153.8	105.3	-
	153.8	105.3	-

	4,406.7	3,950.2	3,128.2

24.           Other income/(expense), net

Year to December 31,	2012	2011	2010
	$’M	$’M	$’M

Gain on sale of non-current investments	-	23.5	11.1
Other	(2.7)	(5.4)	(3.2)

	(2.7)	18.1	7.9

In the year to December 31, 2011 the Company disposed of 1.8 million shares in Vertex (representing substantially the Company’s entire holding in Vertex) for cash consideration of $94.7 million, realizing a gain of $23.5 million which has been included in Other income, net in 2011. The Company obtained its holding in Vertex on disposal of its investment in Virochem Pharma Inc. (as a result of which the Company recorded a gain on disposal of $11.1 million in 2010).

25.           Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $46.4 million, $44.4 million and $31.8 million for the years to December 31, 2012, 2011 and 2010, respectively, and were charged to operations as they became payable.

26.           Taxation

The components of pre tax income from continuing operations are as follows:

	2012	2011	2010
Year to December 31,	$’M	$’M	$’M
Republic of Ireland	(74.7)	(65.9)	(170.0)
UK	30.7	45.3	35.4
US	587.4	747.6	745.5
Other jurisdictions	368.0	363.1	158.4
	911.4	1,090.1	769.3

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, 2012, 2011 and 2010 consisted of the following:

Year to December 31,
	2012	2011	2010
	$’M	$’M	$’M
Current income taxes:
Republic of Ireland	-	(1.8)	-
US federal tax	186.5	193.1	176.4
US state and local taxes	11.0	9.0	6.6
Other	29.0	40.0	25.9
Total current taxes	226.5	240.3	208.9

Deferred taxes:
US federal tax	(53.0)	22.5	(6.0)
US state and local taxes	(9.5)	(4.6)	(9.8)
UK corporation tax	13.0	(1.0)	(0.1)
Other	(10.0)	(29.6)	(10.3)
Total deferred taxes	(59.5)	(12.7)	(26.2)
Total income taxes	167.0	227.6	182.7

The reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2012	2011	2010
	$’M	$’M	$’M
Income from continuing operations before income taxes and equity in earnings of equity method investees	911.4	1090.1	769.3
Statutory tax rate(1)	25.0%	25.0%	25.0%

Adjustments to derive effective rate:
Non-deductable items:
US R&D credit	(2.8%)	(4.7%)	(5.7%)
Effect of the convertible bond	0.9%	0.8%	1.8%
Intra-group items(2)	(17.7%)	(7.7%)	(12.0%)
Recognition of foreign tax credits	(7.3%)	-	-
Other permanent items	0.6%	(0.4%)	0.8%
Other items:
Change in valuation allowance	3.8%	2.1%	5.1%
Impact of RESOLOR impairment	5.4%	-	-
Difference in taxation rates (3)	7.3%	4.5%	11.0%
Change in provisions for uncertain tax positions	1.2%	(1.3%)	2.2%
Prior year adjustment	0.9%	0.8%	(4.2%)
Change in tax rates	0.8%	1.4%	-
Other	0.2%	0.4%	(0.2%)
Provision for income taxes on continuing operations	18.3%	20.9%	23.8%

(1) In addition to being subject to the Irish Corporation tax rate of 25%, in 2012 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15%); France (33.3%); Germany (15%); Italy (27.5%); Luxembourg (21.0%); Malta (35%); the Netherlands (25.5%); Belgium (33.99%); Spain (30%); Sweden (26.3%); Switzerland (8.5%); United Kingdom (24.5%) and the US (35%). The rates quoted represent the headline federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

 (2) Intra-group items principally relate to the effect of inter-company dividends, capital receipts (either taxable or non-taxable) and other intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees.

(3) Certain of our activities operate under a tax holiday which is effective through December 2021.  The impact of the tax holiday is to increase the effective tax rate by 0.3% during 2012 (2011: decrease in the effective tax rate by 1.7%; 2010: increase in the effective tax rate by 0.2%).

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

While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however, an estimate of such increase cannot be made.

The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of tax assessments. These payments have been offset against the income tax liability within the balance sheet but have not reduced the provision for unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	$’M	$’M	$’M
Balance at January 1	265.5	290.8	254.0
Increases based on tax positions related to the current year	20.5	18.2	12.4
Decreases based on tax positions taken in the current year	-	(2.5)	(1.7)
Increases for tax positions taken in prior years	0.4	1.4	18.0
Decreases for tax positions taken in prior years	(3.3)	(12.0)	(3.2)
Decreases resulting from settlements with the taxing authorities	(10.5)	(25.7)	(6.5)
Decreases as a result of expiration of the statute of limitations	(0.3)	(0.5)	-
Foreign currency translation adjustments(1)	6.5	(4.2)	17.8
Balance at December 31(2)	278.8	265.5	290.8

(1) Recognized within Other Comprehensive Income
(2) The full amount of which would affect the effective rate if recognized

The Company considers it reasonably possible that certain audits currently being conducted will be concluded in the next twelve months, and as a result the total amount of unrecognized tax benefits recorded at December 31, 2012 could decrease by up to approximately $200 million.  The Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits, and does not expect there to be a material impact, either favorable or unfavorable, on the financial results of the Company on settlement.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $5.1 million, $4.0 million and $1.0 million in interest and penalties and the Company had a liability of $119.6 million and $114.5 million for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2012	2011
	$’M	$’M
Deferred tax assets:
Deferred revenue	5.5	6.0
Inventory & warranty provisions	52.5	43.3
Losses carried forward (including tax credits)	425.7	384.8
Provisions for sales deductions and doubtful accounts	144.9	119.5
Restructuring	0.8	0.7
Intangible assets	36.9	44.0
Share-based compensation	32.7	34.8
Other	64.7	34.1
Gross deferred tax assets	763.7	667.2
Less: valuation allowance	(268.6)	(211.8)
	495.1	455.4
Deferred tax liabilities:
Intangible assets	(702.7)	(691.5)
Excess of book value over tax value of assets	(36.8)	(22.2)
Net deferred tax liabilities	(244.4)	(258.3)

Balance sheet classifications:
Deferred tax assets - current	229.9	207.6
Deferred tax assets - non-current	46.5	50.7
Deferred tax liabilities - non-current	(520.8)	(516.6)
	(244.4)	(258.3)

At December 31, 2012, the Company had a valuation allowance of $268.6 million (2011: $211.8 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2012: $73.9 million; 2011: $68.5 million); the US (2012: $37.2 million; 2011: $33.9 million); Germany (2012: $96.9 million; 2011: $80.7 million); and other foreign tax jurisdictions (2012: $60.6 million; 2011: $28.7 million).

The net increase in valuation allowances of $56.8 million is principally due to increases of losses and other temporary differences in European jurisdictions, as the Company’s management considers that there is insufficient future taxable income, taxable temporary differences and feasible tax-planning strategies to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full.

At December 31, 2012, based upon a consideration in combination of the profit history of the relevant affiliates, projections of future taxable income over the periods in which temporary differences are anticipated to reverse, any restrictions on uses of loss carry forwards and prudent and feasible tax-planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2012	2011
	$’M	$’M
US federal tax NOLs	26.1	45.3
US state tax NOLs	31.4	19.8
UK NOLs	20.7	24.8
Republic of Ireland NOLs	72.6	58.0
Foreign tax jurisdictions	208.8	174.7
R&D and other tax credits	66.2	62.1

The approximate gross value of NOLs and capital losses at December 31, 2012 is $1,783.5 million (2011: $1,610.1 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2012
$’M
Within 1 to 2 years	0.8
Within 2 to 3 years	1.0
Within 3 to 4 years	0.8
Within 4 to 5 years	3.2
Within 5 to 6 years	2.4
After 6 years	117.9
Indefinitely	299.7

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration.  At December 31, 2012, that excess totalled approximately $7.8 billion. The determination of additional deferred taxes is not practicable and is not provided.

27.           Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

	2012	2011	2010
	$’M	$’M	$’M
Cost of product sales	6.3	8.8	7.0
Research and development	25.8	21.8	16.8
Selling, general and administrative	55.0	45.1	38.4
Total	87.1	75.7	62.2
Less tax	(23.8)	(23.6)	(17.2)
	63.3	52.1	45.0

There were no capitalized share-based compensation costs at December 31, 2012 and 2011.

At December 31, 2012 $102.3 million (2011: $114.1 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2012 $74.6 million (2011: $100.0 million) of total unrecognized compensation cost relating to non-vested in the money awards (based on the average share price during the year) is expected to be recognized over a weighted average period of 1.7 years (2011: 1.8 years). The total fair value of in the money awards vested during the year to December 31, 2012 was $113.9 million (2011: $87.4 million).

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

The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2012:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period
Portfolio Share Plan - Part A	SARs	17,140,161	5 - 7 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only
Sharesave Scheme	Stock options	348,891	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	784,074	On vesting date	1 to 5 years
Legacy Plans	Stock options	263,821	7 to 10 years	3-10 years, subject to market or performance criteria

Stock-settled SARs and stock options		18,536,947
Portfolio Share Plan - Part B	Performance share awards	3,518,138	3 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only
Performance share awards		3,518,138

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

Awards granted to employees below Executive Director level are not subject to market or performance conditions and are only subject to service conditions.

Once awards have vested, participants will have until the fifth anniversary (for awards granted prior to the Amendments) or seventh anniversary (for awards granted subsequent to the Amendments) of the date of grant to exercise their awards.

(b)           Shire Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five-year savings contracts. No performance conditions apply.

(c)           Shire Employee Stock Purchase Plan (Stock Purchase Plan)

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. Employees agree to save for a period up to 12 months. No performance conditions apply.

(d)           Legacy plans – principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate.  At December 31, 2012 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2012 and of the related transactions during the period then ended is presented below:

Year to December 31, 2012	Weighted average exercise price £	Number of	Intrinsic Value
		shares*	£’ M
Outstanding as at beginning of period	12.83	23,398,448
Granted	20.76	6,132,677
Exercised	20.21	(9,087,112)
Forfeited	16.96	(1,907,066)
Outstanding as at end of period	16.66	18,536,947	41.0
Exercisable as at end of period	12.91	4,755,505	28.3

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2012 was £4.35.

SARs and stock options outstanding as at December 31, 2012 have the following characteristics:

Number of awards outstanding*	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

230,823	3.38-7.00	1.8	5.32	230,823	5.32
4,282,514	7.01-14.00	3.7	11.67	2,433,176	10.32
14,023,610	14.01-23.00	5.0	17.14	2,091,506	16.76
18,536,947				4,755,505

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

Awards granted to employees below Executive Director level are not subject to market or performance conditions and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2012 and of the related transactions during the period then ended is presented below:

Performance share awards	Number of shares*	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	5,709,744
Granted	1,485,169
Exercised	(3,136,714)
Forfeited	(540,061)
Outstanding as at end of period	3,518,138	66.4	5.3
Exercisable as at end of period	-	N/A	N/A

* Number of awards are stated in terms of ordinary share equivalents

The weighted-average grant date fair value of performance share awards granted in the year to December 31, 2012 is £21.56.

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2012, 2011 and 2010 were $224.1 million, $189.3 million and $70.3 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2012, 2011 and 2010 was approximately $16.2 million, $13.4 million and $11.2 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years to December 31, 2012, 2011 and 2010 was $40.1 million, $29.4 million and $2.9 million respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in the EBT. The number of shares to be purchased by the EBT during 2013 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2012 the EBT held 3.8 million ordinary shares and 1.1 million ADSs.

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

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2012	2011	2010
Risk-free interest rate1	0.2-1%	0.1-2.5%	0.5-3.0%
Expected dividend yield	0-0.6%	0-0.5%	0-0.6%
Expected life	1-4 years	1-5 years	1-5 years
Volatility	24-32%	19-33%	22-32%
Forfeiture rate	5-7%	5-7%	5-7%
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

•	expected dividend yield – measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life – estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behaviour;

•	expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

Quarterly results of operations (Unaudited)
The following table presents summarized unaudited quarterly results for the years to December 31, 2012 and 2011:

2012	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	1171.8		1,207.8		1,100.4		1,201.2
Operating income	295		302.2		273.4		78.6
Net income attributable to Shire plc	238.4		237.8		227.2		42

Earnings per share - basic	43.1		42.7		40.9		7.5
Earnings per share - diluted	41.4		41.3		39.6		7.4

2011	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	972.7		1,062.9		1,086.1		1,142.2
Operating income	266.5		283.3		255.4		304.0
Net income attributable to Shire plc	211.3		205.5		192.9		255.3

Earnings per share - basic	38.5	c	37.2	c	35.0	c	46.4	c
Earnings per share - diluted	37.0	c	35.9	c	33.9	c	44.4	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equinity Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2012 and 2011 and the related statements of income, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2012 and 2011, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

DELOITTE LLP
London, United Kingdom

February 25, 2013

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2012	December 31, 2011
		$’M	$’M
ASSETS

Total assets	1	-	-
LIABILITIES AND EQUITY

Total liabilities	1	-	-
Equity:
Total equity	1	-	-
Total liabilities and equity	1	-	-

The notes on pages F-70 to F-71 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

		Year to	Year to	Year to
	Notes	December 31, 2012	December 31, 2011	December 31, 2010
		$’M	$’M	$’M
Dividend income		81.5	67.6	58.3
Net income		81.5	67.6	58.3

The notes on page F-77 to F-78 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

	Capital account	Revenue account	Total equity
	$’M	$’M	$’M
At December 31, 2009	-	-	-

Net income for the year	-	58.3	58.3

Distributions made	-	(58.3)	(58.3)
As at December 31, 2010	-	-	-

Net income for the year	-	67.6	67.6

Distributions made	-	(67.6)	(67.6)
As at December 31, 2011	-	-	-

Net income for the year	-	81.5	81.5
Distributions made	-	(81.5)	(81.5)
As at December 31, 2012	-	-	-

The notes on page F-70 to F-71 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Year to	Year to	Year to
	Notes	December 31, 2012	December 31, 2011	December 31, 2010
		$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:	1

Net income		81.5	67.6	58.3
Net cash provided from operating activities(A)		81.5	67.6	58.3
CASH FLOWS FROM INVESTING ACTIVITIES:	1
Net cash provided by investing activities(B)	1	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:	1
Distributions made		(81.5)	(67.6)	(58.3)
Net cash used in financing activities(C)		(81.5)	(67.6)	(58.3)
Net increase in cash and cash equivalents (A+B+C)	1	-	-	-
Cash and cash equivalents at beginning of period	1	-	-	-
Cash and cash equivalents at end of period	1	-	-	-

The notes on page F-70 to F-71 are an integral part of these financial statements.

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

The Trust was established as part of the Income Access Share mechanism, as outlined in Note 21 in this Annual Report on Form 10-K of Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”).

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

The results of operations, and the financial position and cash flows of the Trust are also consolidated in the Company’s financial statements, as contained on pages F-1 to F-64.

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

(e)           Distributions made

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2012. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)           Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2012 :
Accrued rebates – Medicaid and HMOs	612.6	1,228.0	(1,201.0)	639.6
Sales returns reserve	88.8	37.7	(39.1)	87.4
Accrued coupons	8.1	71.7	(71.8)	8.0
	709.5	1,337.4	(1,311.9)	735.0

2011 :
Accrued rebates – Medicaid and HMOs	549.9	1,123.2	(1,060.5)	612.6
Sales returns reserve	69.8	51.2	(32.2)	88.8
Accrued coupons	5.2	60.5	(57.6)	8.1
	624.9	1,234.9	(1,150.3)	709.5

2010 :
Accrued rebates – Medicaid and HMOs	341.6	711	(502.7)	549.9
Sales returns reserve	62.7	30.8	(23.7)	69.8
Accrued coupons	3.8	1.6	(0.2)	5.2
	408.1	743.4	(526.6)	624.9

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

SHIRE PLC (the “Registrant”) Date: February 25, 2013 By: /s/ Angus Russell Angus Russell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Matthew Emmens MATTHEW EMMENS	Non-Executive Chairman	February 25, 2013
/s/ Angus Russell ANGUS RUSSELL	Chief Executive Officer	February 25, 2013
/s/ Flemming Ornskov FLEMMING ORNSKOV	Chief Executive Officer Designate	February 25, 2013
/s/ Graham Hetherington GRAHAM HETHERINGTON	Chief Financial Officer and Principal Accounting Officer	February 25, 2013
/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 25, 2013
/s/ William Burns WILLIAM BURNS	Non-Executive Director	February 25, 2013
/s/ Steven Gillis STEVEN GILLIS	Non-Executive Director	February 25, 2013
/s/ Dr. David Ginsburg DAVID GINSBURG	Non-Executive Director	February 25, 2013
/s/ Anne Minto ANNE MINTO	Non-Executive Director	February 25, 2013
/s/ David Stout DAVID STOUT	Non-Executive Director	February 25, 2013
/s/ Susan Kilsby SUSAN KILSBY	Non-Executive Director	February 25, 2013