Form 10-Q
period 2013-03-31
Shire plc
filed 2013-05-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2013

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

Yes [  ]         No [X]

As at April 29, 2013 the number of outstanding ordinary shares of the Registrant was 562,826,237.

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

•
the actions of certain customers could affect Shire's ability to sell or market products profitably and fluctuations in buying or distribution patterns by such customers could adversely impact Shire’s revenues, financial conditions or results of operations;

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

and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including those risks outlined in “Item 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

ADDERALL XR® (mixed salts of a single entity amphetamine)
DAYTRANA® (trademark of Noven Pharmaceutical Inc.)
DERMAGRAFT® (human fibroblast-derived dermal substitute)
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Nogra Pharma Limited (“Nogra”))
MEZAVANT® (trademark of Nogra)
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
PREMIPLEX® (IGF-I/IGFBP-3)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2013

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2013	2012
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,450.7	1,482.2
Restricted cash		19.3	17.1
Accounts receivable, net	4	884.4	824.2
Inventories	5	471.4	436.9
Deferred tax asset		224.3	229.9
Prepaid expenses and other current assets	6	283.2	221.8
Total current assets		3,333.3	3,212.1

Non-current assets:
Investments		39.3	38.7
Property, plant and equipment, net		951.0	955.8
Goodwill	7	522.8	644.5
Other intangible assets, net	8	2,657.2	2,388.1
Deferred tax asset		47.3	46.5
Other non-current assets		34.7	31.5
Total assets		7,585.6	7,317.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	1,477.2	1,501.5
Other current liabilities	10	142.5	144.1
Total current liabilities		1,619.7	1,645.6

Non-current liabilities:
Convertible bonds		1,100.0	1,100.0
Deferred tax liability		607.3	520.8
Other non-current liabilities	11	476.5	241.6
Total liabilities		3,803.5	3,508.0
Commitments and contingencies	12	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		March 31,	December 31,
		2013	2012
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.8 million shares issued and outstanding (2012: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.7	55.7
Additional paid-in capital		3,002.1	2,981.5
Treasury stock: 11.3 million shares (2012: 10.7 million shares)		(341.6)	(310.4)
Accumulated other comprehensive income	13	49.1	86.9
Retained earnings		1,016.8	995.5
Total equity		3,782.1	3,809.2
Total liabilities and equity		7,585.6	7,317.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

3 months to March 31,		2013	2012
	Notes	$’M	$’M
Revenues:
Product sales		1,116.7	1,106.9
Royalties		38.5	56.3
Other revenues		6.7	8.6
Total revenues		1,161.9	1,171.8

Costs and expenses:
Cost of product sales(1)		155.9	158.4
Research and development(1)		224.2	220.3
Selling, general and administrative ("SG&A")(1)		438.7	500.0
Goodwill impairment charge	7	198.9	-
Gain on sale of product rights		(6.5)	(7.2)
Reorganization costs	3	17.5	-
Integration and acquisition costs		4.1	5.3
Total operating expenses		1,032.8	876.8

Operating income		129.1	295.0

Interest income		0.7	0.8
Interest expense		(9.1)	(10.2)
Other (expense)/ income, net		(1.1)	1.9
Total other expense, net		(9.5)	(7.5)
Income before income taxes and equity in earnings of equity method investees		119.6	287.5
Income taxes		(55.2)	(50.0)
Equity in earnings of equity method investees, net of taxes		0.4	0.9
Net income		64.8	238.4

Earnings per ordinary share - basic	11.7	c	43.1	c

Earnings per ordinary share - diluted	11.7	c	41.4	c

Weighted average number of shares (millions):
Basic	551.5		553.5
Diluted	555.3		595.6

(1)
Cost of product sales includes amortization of intangible assets relating to favorable manufacturing contracts of $nil for the three months to March 31, 2013 (2012: $0.2 million). SG&A costs includes amortization of intangible assets relating to intellectual property rights acquired of $45.9 million for the three months to March 31, 2013 (2012: $45.6 million).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

3 months to March 31,	2013	2012
	$'M	$'M

Net income	64.8	238.4
Other comprehensive income:
Foreign currency translation adjustments	(36.1)	36.6
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.2 million and $nil)	(1.7)	2.9
Comprehensive income	27.0	277.9

The components of accumulated other comprehensive income as at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
	$’M	$’M
Foreign currency translation adjustments	49.0	85.1
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	0.1	1.8
Accumulated other comprehensive income	49.1	86.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock $'M	Common stock Number of shares M's	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2013	55.7	562.5	2,981.5	(310.4)	86.9	995.5	3,809.2
Net income	-	-	-	-	-	64.8	64.8
Foreign currency translation	-	-	-	-	(36.1)	-	(36.1)
Options exercised	-	0.3	-	-	-	-	-
Share-based compensation	-	-	16.6	-	-	-	16.6
Tax benefit associated with exercise of stock options	-	-	4.0	-	-	-	4.0
Shares purchased under share buy-back program	-	-	-	(75.0)	-	-	(75.0)
Shares released by employee benefit trust (“EBT”) to satisfy exercise of stock options	-	-	-	43.8	-	(43.5)	0.3
Unrealized holding gain on available-for-sale securities, net of taxes	-	-	-	-	(1.7)	-	(1.7)
As at March 31, 2013	55.7	562.8	3,002.1	(341.6)	49.1	1,016.8	3,782.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2013	2012
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	64.8	238.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.0	73.0
Share based compensation	16.6	22.0
Goodwill impairment charge1	198.9	-
Other	(4.6)	(5.9)
Movement in deferred taxes	1.4	(20.8)
Equity in earnings of equity method investees	(0.4)	(0.9)

Changes in operating assets and liabilities:
Increase in accounts receivable	(51.3)	(65.2)
Increase in sales deduction accrual	44.4	54.5
Increase in inventory	(29.1)	(25.0)
(Increase)/decrease in prepayments and other assets	(61.8)	17.2
Decrease in accounts and notes payable and other liabilities	(93.5)	(30.3)
Net cash provided by operating activities (A)	160.4	257.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(2.2)	5.7
Purchases of subsidiary undertakings and businesses, net of cash acquired	(77.2)	-
Purchases of non-current investments	(2.8)	(4.1)
Purchases of property, plant and equipment ("PP&E")	(47.3)	(31.7)
Purchases of intangible assets	-	(22.0)
Proceeds received on sale of product rights	4.8	5.6
Proceeds from capital expenditure grants	2.7	8.4
Proceeds from disposal of non-current investments and PP&E	0.7	3.8
Returns from equity investments	-	0.1
Net cash used in investing activities (B)	(121.3)	(34.2)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2013	2012
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire shares under share buy-back program	(70.6)	-
Deferred contingent consideration payments	(6.0)	-
Excess tax benefit associated with exercise of stock options	4.4	34.8
Other	(0.7)	0.6
Net cash (used in)/provided by financing activities(C)	(72.9)	35.4
Effect of foreign exchange rate changes on cash and cash equivalents (D)	2.3	1.2
Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(31.5)	259.4
Cash and cash equivalents at beginning of period	1,482.2	620.0
Cash and cash equivalents at end of period	1,450.7	879.4

Supplemental information associated with continuing
operations:

	2013	2012
	$’M	$’M

Interest paid	(1.0)	(1.1)
Income taxes paid	(96.1)	(29.5)

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

The balance sheet as at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by US GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2012.

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

Adopted during the period

Indefinite-Lived Intangible Assets (Other than Goodwill) Impairment Testing

In July 2012 the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, performing the impairment test is unnecessary. The more-likely-than-not threshold is defined as a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the impairment test and may resume performing the qualitative assessment in any subsequent period. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Disclosure about offsetting assets and liabilities

In December 2011 the FASB issued guidance on disclosures about offsetting assets and liabilities. In January 2013 FASB amended the previous guidance to clarify the scope of guidance issued in December 2011. The amended guidance requires entities to disclose both gross and net information about derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB guidance on topics “Balance Sheet” and “Derivatives and Hedging” or subject to an enforceable master netting arrangement or similar agreement; to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Enhanced disclosure of balance sheet offsetting as required by this guidance is included in Note 14.

Amounts reclassified out of Comprehensive Income

In February 2013 the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires entities to provide information about the amount reclassified out of comprehensive income by component and presents either on the face of the financial statements or in the notes, significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

2.	Business combinations

Acquisition of SARcode Bioscience Inc. (“SARcode”)

On April 17, 2013 Shire completed the acquisition of 100% of the outstanding share capital of SARcode, a privately held biopharmaceutical company based in Brisbane, California. After customary closing adjustments, cash consideration paid on closing amounted to $150 million. Further contingent cash consideration of up to $525 million may be payable by Shire in future periods, dependent upon achievement of certain clinical, regulatory, and net sales milestones.

This acquisition brings the new Phase 3 compound, Lifitegrast, currently under development for the signs and symptoms of dry eye disease, into Shire’s portfolio. Shire anticipates launching Lifitegrast in the United States as early as 2016 pending a positive outcome of the Phase 3 clinical development program and regulatory approvals. Shire is acquiring the global rights to Lifitegrast and will evaluate an appropriate regulatory filing strategy for markets outside of the United States.

The acquisition of SARcode will be accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from SARcode will be recorded at the date of acquisition, at their fair value. The results of SARcode will be included in Shire’s consolidated income statement from April 17, 2013.

In the three months to March 31, 2013 the Company expensed costs of $0.2 million relating to the SARcode acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement. As the initial accounting for this business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company’s Form 10-Q for the three and six months ended June 30, 2013.

Acquisition of Premacure AB (“Premacure”)

On March 8, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Premacure. The acquisition date fair value of the consideration totaled $140.2 million, comprising cash consideration paid on closing of $30.6 million, and the fair value of contingent consideration payable of $109.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods, dependent upon the successful completion of certain development and commercial milestones, is $169 million. Shire will also pay royalties on relevant net sales.

Premacure is developing a protein replacement therapy (“PREMIPLEX”), currently in Phase 2 development, for the prevention of Retinopathy of Prematurity (“ROP”). ROP is a rare and potentially blinding eye disorder that primarily affects premature infants and is one of the most common causes of visual loss in childhood. Together, the acquisitions of SARcode and Premacure build Shire’s presence in the ophthalmology therapeutic area.

The acquisition of Premacure has been accounted for as a business combination using the acquisition method. The assets and the liabilities assumed from Premacure have been recorded at their preliminary fair values at the date of acquisition, being March 8, 2013. The Company’s consolidated financial statements and results of operations include the results of Premacure from March 8, 2013.

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired in process research and development (“IPR&D”) in respect of PREMIPLEX ($151.8 million), net current liabilities assumed ($11.7 million), net non-current liabilities assumed (including deferred tax liabilities) ($29.5 million) and goodwill ($29.6 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $29.6 million, which is not deductible for tax purposes, has been assigned to the HGT operating segment.

In the three months to March 31, 2013 the Company expensed costs of $0.3 million (2012: nil) relating to the Premacure acquisition, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of Lotus Tissue Repair, Inc (“Lotus”)

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus. The acquisition date fair value of consideration totaled $174.2 million, comprising cash consideration paid on closing of $49.4 million, and the fair value of contingent consideration payable of $124.8 million.  The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $275.0 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain pre-clinical and clinical development milestones.

Lotus is developing a proprietary recombinant form of human collagen Type VII (“rC7”) as the first and only intravenous protein replacement therapy currently being investigated for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).  DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. The acquisition adds to Shire’s pipeline a late stage pre-clinical product for the treatment of DEB with global rights. This acquisition is complementary to Shire’s existing investment in developing ABH001, which is currently being investigated as a dermal substitute therapy for the treatment of non-healing wounds in patients with Epidermolysis Bullosa (“EB”).

The acquisition of Lotus has been accounted for as a business combination using the acquisition method. The assets and the liabilities assumed from Lotus have been recorded at their preliminary fair values at the date of acquisition, being February 12, 2013. The Company’s consolidated financial statements and results of operations include the results of Lotus from February 12, 2013.

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D in respect of rC7 ($176.7 million), net current assets assumed ($6.8 million), net non-current liabilities assumed (including deferred tax liabilities) ($63.4 million) and goodwill ($54.1 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $54.1 million, which is not deductible for tax purposes, has been assigned to the HGT operating segment.

In the three months to March 31, 2013 the Company expensed costs of $1.0 million (2012: $nil) relating to the Lotus acquisition, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Supplemental disclosure of pro forma information

The unaudited pro forma financial information to present the combined results of the operations of Shire, Premacure and Lotus are not provided as the collective impacts of these acquisitions were not material to the Company’s results of operations for any period presented.

3.	Reorganization costs

Turnhout, Belgium Site Closure

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision follows the conclusion of an information and consultation process. Shire will continue to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. In the three months to March 31, 2013, the Company incurred reorganization costs totaling $17.5 million relating to employee involuntary termination benefits and other re-organization costs. The closure of the Turnhout site is expected to be completed by the end of 2013.

At March 31, 2013 a liability of $16.3 million for reorganization costs was recorded within accounts payable and accrued expenses.

4.	Accounts receivable, net

Accounts receivable at March 31, 2013 of $884.4 million (December 31, 2012: $824.2 million), are stated net of a provision for discounts and doubtful accounts of $44.7 million (December 31, 2012: $41.7 million).

Provision for discounts and doubtful accounts:

	2013	2012
	$’M	$’M
As at January 1,	41.7	31.1
Provision charged to operations	76.3	65.4
Provision utilization	(73.3)	(63.8)
As at March 31,	44.7	32.7

At March 31, 2013 accounts receivable included $33.2 million (December 31, 2012: $38.5 million) related to royalty income.

5.	Inventories

Inventories are stated at the lower of cost or market and comprise:

	March 31,	December 31,
	2013	2012
	$ ’M	$ ’M
Finished goods	140.9	124.4
Work-in-progress	236.0	220.6
Raw materials	94.5	91.9
	471.4	436.9

6.	Prepaid expenses and other current assets

	March 31,	December 31,
	2013	2012
	$ ’M	$ ’M
Prepaid expenses	61.0	31.7
Income tax receivable	164.8	130.6
Value added taxes receivable	17.7	20.9
Other current assets	39.7	38.6
	283.2	221.8

7.	Goodwill

	March 31,	December 31,
	2013	2012
	$’M	$’M
Goodwill arising on businesses acquired	522.8	644.5

In the three months to March 31, 2013 the Company completed the acquisitions of Premacure and Lotus, which resulted in goodwill with a value of $29.6 million and $54.1 million, respectively (see Note 2). The goodwill arising from these acquisitions has been assigned to the HGT operating segment.

During the year to December 31, 2012 the Company completed the acquisition of FerroKin BioSciences, Inc (“FerroKin”) and acquired substantially all the assets and certain liabilities of Pervasis Therapeutics, Inc. (“Pervasis”), which resulted in goodwill of $46.1 million and $2.0 million, respectively. The goodwill of FerroKin has been assigned to the SP operating segment and the goodwill of Pervasis has been assigned to the RM operating segment.

At March 31, 2013 goodwill of $288.9 million (December 31, 2012: $291.1 million) is held in the SP segment, $233.9 million (December 31, 2012: $154.5 million) in the HGT segment and $nil (December 31, 2012: $198.9 million) is held in the RM segment.

	2013	2012
	$’M	$’M
As at January 1,	644.5	592.6
Acquisitions	83.7	-
Goodwill impairment charge	(198.9)	-
Foreign currency translation	(6.5)	6.2
As at March 31,	522.8	598.8

Goodwill is tested for impairment at least annually as at October 1 each year. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired.

As at October 1, 2012 the Company determined that the fair value of all reporting units exceeded their book value, indicating that the goodwill allocated to each reporting unit was not impaired. The key assumptions used to determine the fair values of the Company’s reporting units as at October 1, 2012 included expected cash flows for the period from October 1, 2012 to December 31, 2022 and associated discount rates ranging from 13.0% to 14.7%, which were derived from management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

Subsequent to filing the Annual Report on Form 10-K for the year ended December 31, 2012 the Company identified circumstances which indicated that the carrying value of goodwill in the RM reporting unit may not be recoverable, which triggered an impairment test in advance of the annual testing date.

These circumstances include the results of an independent market research study of the DERMAGRAFT sales potential, commissioned by the Company, which was finalized late in the first quarter of 2013. In addition, whilst the Company still expects DERMAGRAFT to return to growth over coming quarters, the ongoing restructuring of the RM sales and marketing organization and the implementation of a new commercial model (as disclosed in the prior three quarters) are taking longer and having a more pronounced impact on the RM reporting unit than previously expected. As a result of these and other factors forecast future sales are now lower than at the time of acquisition.

The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit. The RM goodwill impairment charge is not deductible for tax purposes. This is the primary reason that the effective rate of tax in the first quarter of 2013 (46%) is higher than the same period in 2012 (17%). Accumulated goodwill impairment as at March 31, 2013 was $198.9 million (December 31, 2012: $nil).

Key assumptions used to determine the fair value of the RM reporting unit as at March 31, 2013 included expected cash flows for the period from March 31, 2013 to December 31, 2023 and the associated discount rate of 15.1%, which was derived from management’s best estimate of the after-tax weighted average cost of capital for the RM reporting unit.

The Company determined the estimated fair value of the RM reporting unit using discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization, and terminal values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value.

8.	Other intangible assets, net

	March 31,	December 31,
	2013	2012
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,446.7	2,462.0
Acquired product technology	710.0	710.0
Other intangible assets	44.4	44.5
	3,201.1	3,216.5
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	557.0	231.0
	3,758.1	3,447.5

Less: Accumulated amortization	(1,100.9)	(1,059.4)
	2,657.2	2,388.1

As at March 31, 2013 the net book value of intangible assets allocated to the SP segment was $1,209.5 million (December 31, 2012: $1,238.0 million), to the HGT segment was $782.4 million (December 31, 2012: $474.6 million) and to the RM segment was $665.3 million (December 31, 2012: $675.5 million).

The change in the net book value of other intangible assets for the three months to March 31, 2013 and 2012 is shown in the table below:

	Other intangible assets
	2013	2012
	$’M	$’M
As at January 1,	2,388.1	2,493.0
Acquisitions	328.5	22.0
Amortization charged	(45.9)	(45.8)
Foreign currency translation	(13.5)	19.8
As at March 31,	2,657.2	2,489.0

In the three months to March 31, 2013 the Company acquired intangible assets totaling $328.5 million, relating to intangible assets acquired with Premacure and Lotus (see Note 2 for further details).

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2013 will be approximately $198 million for each of the five years to March 31, 2018. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.	Accounts payable and accrued expenses

	March 31,	December 31,
	2013	2012
	$’M	$’M
Trade accounts payable and accrued purchases	232.0	208.1
Accrued rebates – Medicaid	477.4	455.6
Accrued rebates – Managed care	209.9	184.9
Sales return reserve	87.8	90.5
Accrued bonuses	38.0	109.0
Accrued employee compensation and benefits payable	101.1	64.5
R&D accruals	78.6	73.5
Provisions for litigation losses and other claims	65.5	118.2
Other accrued expenses	186.9	197.2
	1,477.2	1,501.5

10.	Other current liabilities

	March 31,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	63.6	78.4
Value added taxes	17.7	23.6
Contingent consideration payable	17.2	16.0
Other current liabilities	44.0	26.1
	142.5	144.1

11.	Other non-current liabilities

	March 31,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	60.9	58.9
Deferred revenue	11.1	11.4
Deferred rent	11.6	11.9
Insurance provisions	14.8	12.3
Contingent consideration payable	349.6	120.4
Other non-current liabilities	28.5	26.7
	476.5	241.6

12.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at March 31, 2013 are presented below:
Operating
leases
$’M
2013	31.5
2014	36.6
2015	29.4
2016	21.2
2017	17.7
2018	12.2
Thereafter	83.4
232.0

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $17.8 million and $12.8 million for the three months to March 31, 2013 and 2012 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At March 31, 2013 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $42.6 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative arrangements

Details of significant updates in collaborative arrangements are included below:

In-licensing arrangements

Collaboration with Acceleron Pharma Inc. (“Acceleron”) for activin receptor type IIB class of molecules

In April 2013, following the results of toxicology studies, Shire discontinued development of HGT4510 and returned Shire’s rights in the asset to Acceleron. The development of HGT4510 was placed on clinical hold in February 2011, subject to the completion of the toxicology studies.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $67.0 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the three months to March 31, 2013 Shire received up-front and milestone payments totaling $nil (2012: $6.0 million). In the three months to March 31, 2013 Shire recognized milestone income of $0.5 million (2012: $5.5 million) in other revenues and $14.5 million (2012: $19.1 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At March 31, 2013 the Company had committed to pay approximately $451.7 million (December 31, 2012: $424.7 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At March 31, 2013 the Company had committed to pay approximately $101.3 million (December 31, 2012: $125.2 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in 2013.

(iii)	Other purchasing commitments

At March 31, 2013 the Company had committed to pay approximately $136.5 million (December 31, 2012: $144.7 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $133.6 million of these commitments in 2013.

(iv)	Investment commitments

At March 31, 2013 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $12.5 million (December 31, 2012: $15.2 million) which may all be payable in 2013, depending on the timing of capital calls.

(v)	Capital commitments

At March 31, 2013 the Company had committed to spend $142.5 million (December 31, 2012: $97.0 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses are often developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At March 31, 2013 provisions for litigation losses, insurance claims and other disputes totaled $80.3 million (December 31, 2012: $130.5 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the

US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases. On January 5, 2012, the Watson case was transferred to the District Court of New Jersey, but not consolidated with the other cases. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity, which will expire on August 23, 2014. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey.  In December 2012, the parties completed a Markman briefing. No date for the Markman hearing has been set, nor has any ruling been rendered. No trial dates have been set. In February 2013, Shire withdrew its lawsuit against Watson following Watson’s withdrawal of its ANDA.

INTUNIV

In March and April 2010, Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The notices were from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”); Actavis; and Anchen Pharmaceuticals, Inc. and Anchen, Inc. (collectively, "Anchen"). Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the District of Delaware against each of Teva, Actavis and Anchen for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuits triggered a stay of approval of these ANDAs for up to 30 months. These lawsuits have been consolidated. A Markman hearing was held on February 14, 2012, and a written Markman decision was given by the court on March 22, 2012. The Anchen lawsuit was settled in September 2012. This settlement provides TWi Pharmaceuticals, Inc. (“TWi”), the acquirer of Anchen’s ANDA, with a license to make, and Anchen a license to market, TWi’s generic versions of INTUNIV in the United States 181 days after Actavis’s launch of generic INTUNIV, or earlier in certain circumstances.  Such sales will require the payment of a royalty to Shire, except in certain circumstances.  Also as part of the settlement, under certain circumstances Shire may authorize Anchen to sell authorized generic versions of INTUNIV supplied by Shire, on which Shire will receive a significant royalty.   A bench trial against Actavis and Teva was held from September 17, 2012 through September 20, 2012.  A decision has not yet been given. The lawsuit against Actavis was settled in April 2013.  This settlement provides Actavis with a license to make and market Actavis’s generic versions of INTUNIV in the United States on December 1, 2014, or earlier in certain circumstances.  Such sales will require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’s exclusivity.

In October 2010, Shire was notified that two separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of the 4mg strength of INTUNIV. The notices were from Watson Pharmaceuticals, Inc. and from Impax Laboratories, Inc. (“Impax”). Shire was subsequently advised that Impax amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of California against each of Watson Pharmaceuticals, Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc., ANDA, Inc. (collectively “Watson”) and Impax for infringement of certain of Shire’s INTUNIV patents.  The filing of the lawsuit triggered a stay of approval of these ANDAs for up to 30 months. A Markman hearing was held on May 30, 2012, and a written Markman decision was given by the court on June 1, 2012. A trial is scheduled to begin on February 10, 2014. The lawsuit against Watson was settled in April 2013.  This settlement provides Watson with a license to make and market Watson’s generic versions of INTUNIV in the United States, 181 days after Actavis’s launch of generic INTUNIV, or earlier in certain circumstances.

In February 2011, Shire was notified that Mylan Pharmaceuticals, Inc. submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.   Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of New York against Mylan for infringement of certain of Shire’s INTUNIV patents. In April 2011, Shire filed a lawsuit against Mylan in the US District Court for the District of West Virginia for infringement of certain of Shire’s INTUNIV patents and dismissed the lawsuit in the Southern District of New York. Shire was subsequently advised that Mylan amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Mylan in the US District Court for the District of West Virginia.  The Mylan lawsuit was settled in March 2013.  This settlement provides Mylan with a license to make and market Mylan’s generic versions of INTUNIV in the United States 181 days after Actavis’s launch of generic INTUNIV, or earlier in certain circumstances.  Such sales will require the payment of a royalty to Shire, except in certain circumstances.

In March 2011, Shire was notified that Sandoz had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of the 4mg strength of INTUNIV.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Colorado against Sandoz for infringement of certain of Shire’s INTUNIV patents. The filing of the lawsuit triggered a stay of approval of this ANDA for up to 30 months.  Shire was subsequently advised that Sandoz amended its ANDA to include the 1mg, 2mg and 3mg strengths of INTUNIV.  Within the requisite 45 day period, Shire filed another lawsuit against Sandoz in the US District Court for the District of Colorado.  The filing of the lawsuit triggered a stay of approval of the 1mg, 2mg and 3mg strengths for up to 30 months.   The Sandoz lawsuit was settled in

April 2013. This settlement provides Sandoz with a license to make and market Sandoz’s generic versions of INTUNIV in the United States 181 days after Actavis’ launch of generic INTUNIV, or earlier in certain circumstances.   Such sales will require the payment of a royalty to Shire, except in certain circumstances.

On March 22, 2012, US Patent No. 5,854,290, one of the patents-in-suit in all the INTUNIV litigations referenced above was dedicated to the public by the inventors. Two other patents relating to formulations of guanfacine remain in each of the lawsuits regarding INTUNIV. Those two patents expire on December 20, 2020 and July 4, 2022.

FOSRENOL

In February 2009 Shire was notified that three separate ANDAs were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The notices were received from Barr Laboratories, Inc. (“Barr”); Mylan, Inc., Mylan Pharmaceuticals, Inc. and Matrix Laboratories, Inc. (collectively, “Mylan-Matrix”); and Natco Pharma Limited (“Natco”). In December 2010, Shire was notified that Alkem Laboratories Ltd. (“Alkem”) submitted an ANDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. Within the requisite 45 day period, Shire filed lawsuits in the US District Court for the Southern District of New York against each of Barr, Mylan-Matrix and Natco and in both the US District Court for the Southern District of New York and the US District Court for the Northern District of Illinois against Alkem for infringement of certain of Shire’s FOSRENOL patents.  In April 2011, Shire and Barr reached a settlement which provides Barr with a license to market its own generic version of FOSRENOL in the US but only after October 1, 2021, or earlier under certain circumstances. No payments to Barr are involved with the settlement. As a result of the settlement, the lawsuit against Barr was subsequently dismissed. The lawsuits against both Mylan-Matrix and Alkem have been dismissed, and consequently, each of Mylan-Matrix and Alkem may enter the market upon US Food and Drug Administration (“FDA”) approval of their respective versions of generic FOSRENOL.  In April 2012 the 30 month stay of approval with respect to Natco expired. In April 2013 Shire dismissed its lawsuit against Natco, and consequently Natco may enter the market upon FDA approval of its version of generic FOSRENOL.

In January 2013 Shire was notified that Mylan Pharmaceuticals ULC. had submitted an abbreviated new drug submission seeking permission to market generic versions of all approved strengths of FOSRENOL in Canada. In March 2013, Shire commenced proceedings under the Canadian Patented Medicines (Notice of Compliance) Regulations. A stay of approval of up to 24 months has been imposed by Health Canada on Mylan Pharmaceuticals ULC's submission.

LIALDA

In May 2010 Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. As of February 22, 2013, the case has been administratively closed.  No further activity will take place until after one of the parties files a motion to reopen the case.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. The court has appointed a special master to assist with a Markman hearing and to preside over any discovery pursuits.  No Markman hearing date has been set.  No trial date has been set.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial took place on April 8, 2013 through April 12, 2013. Closing arguments took place on April 26, 2013. No decision has been rendered.

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

ADDERALL XR

On November 1, 2010 Impax filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire was in breach of its supply contract for the authorized generic version of ADDERALL XR. Shire’s ability to supply this product is limited by quota restrictions that the US Drug Enforcement Administration places on amphetamine, which is the product’s active ingredient. Impax sought specific performance, equitable relief and damages. Shire filed a counterclaim against Impax seeking damages and a declaratory judgment that Shire had satisfied its obligations under the supply contract. On February 7, 2013 Shire and Impax settled this dispute and agreed to discontinue all court and related proceedings. Under the terms of the settlement Shire made a one-time cash payment to Impax of $48.0 million in the first quarter of 2013. Also as part of the settlement, the parties have entered into an amended supply agreement which will govern the supply of authorized generic ADDERALL XR from Shire to Impax until the end of the supply term on September 30, 2014.

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

In February 2013, Shire was notified that Neos Therapeutics, Inc. had submitted a New Drug Application under section 505(b)(2) of the Hatch Waxman Act (“505(b)(2) Application”). The 505(b)(2) Application was submitted with a paragraph IV certification for the patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a lawsuit in the Northern District of Texas against Neos Therapeutics, Inc. for infringement of certain of Shire’s ADDERALL XR patents. The filing of the lawsuit triggered a stay of final approval of the 505(b)(2) Application for 30 months.  No trial date has been set.

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

13.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the three months to March 31, 2013 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2013	85.1	1.8	86.9
Current period change	(36.1)	(1.7)	(37.8)
As at March 31, 2013	49.0	0.1	49.1

14.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily related to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2013 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the three months to March 31, 2013 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the three months to March 31, 2013, including receipts of $21.8 million and $21.0 million in respect of Spanish and Italian receivables, respectively.

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

At March 31, 2013 the Company had 22 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at March 31,

2013  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.2 million, resulting in net derivative assets and derivative liabilities of $4.7 million and $0.7 million, respectively. Further details are included below:

		Fair value	Fair value
		March 31,	December 31,
		2013	2012
		$’M	$’M
Assets	Prepaid expenses and other current assets	4.9	1.3
Liabilities	Other current liabilities	0.9	3.0

Net losses (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net loss recognized in income	Amount of net loss recognized in income
In the three months to		March 31,	March 31,
		2013	2012
		$’M	$’M
Foreign exchange contracts	Other income, net	(1.6)	(0.8)

These net foreign exchange losses are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

15.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at March 31, 2013 and December 31, 2012 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At March 31, 2013	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	12.0	12.0	12.0	-	-
Contingent consideration receivable (2)	37.7	37.7	-	-	37.7
Foreign exchange contracts	4.9	4.9	-	4.9	-

Financial liabilities:
Foreign exchange contracts	0.9	0.9	-	0.9	-
Contingent consideration payable(3)	366.2	366.2	-	-	366.2

		Total	Level 1	Level 2	Level 3
At December 31, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	14.2	14.2	14.2	-	-
Contingent consideration receivable (2)	38.3	38.3	-	-	38.3
Foreign exchange contracts	1.3	1.3	-	1.3	-

Financial liabilities:
Foreign exchange contracts	3.0	3.0	-	3.0	-
Contingent consideration payable(3)	136.4	136.4	-	-	136.4

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable

	2013	2012
	$'M	$'M

Balance at January 1,	38.3	37.8
Gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	5.4	7.2
Reclassification of amounts to Other receivables within Other current assets	(5.0)	(5.6)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(1.0)	0.8

Balance at March 31,	37.7	40.2

Contingent consideration payable
	2013	2012
	$'M	$'M

Balance at January 1,1	136.4	-
Initial recognition of contingent consideration payable	233.8	-
Loss recognized in the income statement (within Integration and acquisition costs) due to change in fair value during the period	1.8	-
Reclassification of amounts to Other current liabilities	(5.8)	-
Balance at March 31,	366.2	-

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At March 31, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration receivable ("CCR")	37.7	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10 to 35% • $14 million to $176 million • 5.7%

Financial liabilities:	Fair Value at the Measurement Date

At March 31, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration payable	366.2	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products
				• 18 to 57% (Weighted average) • 2.3 to 8.7% (Weighted average) • 2013 to 2028 • $1.7 to $7.6 million

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

Contingent consideration payable represents future milestones the Company may be required to pay in conjunction with various business combinations (see Note 2) and future royalties payable as a result of certain business combinations and license acquisitions. The amount of contingent consideration which may ultimately be payable by Shire in relation to business combinations is dependent upon the achievement of specified future milestones, such as the achievement of certain future development, regulatory and sales milestones. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to future royalties is dependent upon future net sales of the relevant products over the life of the royalty term. The Company assesses the present value of forecast future net sales of the relevant products and re-measures the related contingent consideration to fair value each balance sheet date.

The fair value of the Company’s contingent consideration receivable and payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones are specific to the individual contingent consideration receivable or payable. The assumptions include, among other things, the probability and expected timing of certain milestones being achieved, the forecast future net sales of the relevant products and related future royalties payable, the probability weightings applied to different sales scenarios of one of the Company’s divested products and forecast future royalties receivable under scenarios developed by the Company, and the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at March 31, 2013 and December 31, 2012 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,201.2	1,100.0	1,228.2
Building financing obligation (Level 3)	7.9	11.2	8.0	10.3

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

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

3 months to March 31,	2013	2012
	$’M	$’M
Numerator for basic earnings per share	64.8	238.4
Interest on convertible bonds, net of tax 1	-	8.4
Numerator for diluted earnings per share	64.8	246.8

Weighted average number of shares:
	Millions	Millions
Basic 2	551.5	553.5
Effect of dilutive shares:
Share based awards to employees 3	3.8	8.6
Convertible bonds 2.75% due 2014 4	-	33.5
Diluted	555.3	595.6

1. For the three months ended March 31, 2013 interest on convertible bonds has not been added back as the effect would be anti-dilutive.
2. Excludes shares purchased by the EBT and under the share buy-back program and presented by Shire as treasury stock.
3. Calculated using the treasury stock method.
4. Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2013	2012
	No. of shares	No. of shares
	Millions	Millions
Share based awards to employees1	5.6	6.1
Convertible bonds 2.75% due 20142	33.6	-

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

2.
For the three months period to March 31, 2013 the ordinary shares underlying the convertible bonds have not been included in the calculation of the diluted weighted average number of shares, as the effect of their inclusion would be anti-dilutive.

17.	Segmental reporting

For the three months ended March 31, 2013 Shire’s internal financial reporting is in line with its existing business unit and management reporting structure. The Company has three business units and three reportable segments: SP, HGT and RM. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing products for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

On May 2, 2013 Flemming Ornskov, Chief Executive Officer, announced that there would be a re-alignment of the Company’s business structure to drive future growth and innovation. The Company is continuing to evaluate the timing and impact that this re-alignment will have on its reportable segments.

	SP	HGT	RM	All Other	Total
3 months to March 31, 2013	$’M	$’M	$’M	$’M	$’M
Product sales	746.6	351.6	18.5	-	1,116.7
Royalties	25.5	-	-	13.0	38.5
Other revenues	6.5	0.2	-	-	6.7
Total revenues	778.6	351.8	18.5	13.0	1,161.9

Cost of product sales(1)	85.8	61.6	8.5	-	155.9
Research and development(1)	147.4	69.6	7.2	-	224.2
Selling, general and administrative(1)	257.7	105.6	47.8	27.6	438.7
Goodwill impairment charge	-	-	198.9		198.9
Gain on sale of product rights	(6.5)	-	-	-	(6.5)
Reorganization costs	-	-	-	17.5	17.5
Integration and acquisition costs	2.0	1.3	0.8	-	4.1
Total operating expenses	486.4	238.1	263.2	45.1	1,032.8
Operating income/(loss)	292.2	113.7	(244.7)	(32.1)	129.1

Total assets	2,388.7	2,200.7	946.9	2,049.3	7,585.6
Long-lived assets(2)	125.8	691.0	44.3	92.8	953.9
Capital expenditure on long-lived assets(2)	12.6	9.3	9.3	6.9	38.1

(1)
Depreciation from manufacturing plants ($7.8 million) is included in Cost of product sales; depreciation of research and development assets ($4.6 million) is included in Research and development; and all other depreciation and amortization ($62.6 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($7.2 million) and amortization of favorable manufacturing contracts ($0.2 million) is included in Cost of product sales; depreciation of research and development assets ($6.4 million) is included in Research and development; and all other depreciation, amortization and impairment charges ($59.2 million) is included in Selling, general and administrative.

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

Significant events in the three months to March 31, 2013 and recent developments

Shire strategy

On May 2, 2013 Flemming Ornskov, Chief Executive Officer (CEO) set out his strategy for Shire’s future and outlined that there would be a re-alignment of the Company’s business structure to drive future growth and innovation. Shire will continue to grow through focusing on its core strengths of developing and marketing innovative specialist medicines to meet significant unmet patient needs.

Shire’s strategy will be delivered through a sharpened focus on two priorities:

•	Commercial Excellence - driving optimum performance of currently marketed products
•	Pipeline Innovation - building the pipeline of specialty medicines to deliver future value through both Research & Development (R&D) and Business Development (BD)

These priorities will be underpinned by a simplification of the business structure in order to drive commercial excellence and pipeline innovation.  Shire will have an “In-Line” marketed product group and a “Pipeline” group, supported by a single technical operations group and simplified, centralized corporate functions.

Delivering the strategy

The newly established “In-Line” marketed products group will consist of five business units (“BU”s) focused exclusively on commercial delivery; Rare Diseases, Neuroscience (formerly Behavioral Health), Gastrointestinal (“GI”), Regenerative Medicine (“RM”) and Internal Medicine (to focus on the commercial delivery of some of Shire’s more mature assets, such as ADDERALL XR, FOSRENOL and XAGRID). More BUs will be formed when significant assets are either acquired or reach the appropriate stage of development.

The Pipeline group, consisting of R&D and BD, will prioritize its activities towards late stage development programs. Pre-clinical development focus will be primarily in Rare Diseases. As part of the delivery of this strategy, Shire's R&D will be led by a single R&D organization. BD will continue to be a key activity for Shire, focused on identifying later stage development programs and in market products in target specialist areas.

In addition to chairing a newly formed Executive Committee, Flemming Ornskov will also chair the “In-Line” and “Pipeline” groups, which will be the engines accountable for driving the profitable growth.

The Company is currently evaluating the impact that this re-alignment will have on its reportable segments.

Geographic expansion

Shire will work to increase the profitability of its existing international business while also investing in Asia and Latin America.  Plans are underway for more focused growth in Japan where Shire recently announced the establishment of a new office, and in Brazil.  China has also been identified as a priority and Shire is evaluating options for expanding more of the business into this dynamic market.

Products

VYVANSE – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On May 1, 2013 Shire announced that the US Food and Drug Administration (“FDA”) approved VYVANSE as a maintenance treatment in children and adolescents with ADHD. With this new approval, VYVANSE is currently the only stimulant approved for maintenance treatment in children and adolescents aged 6 to 17 years with ADHD, as well as in adults with ADHD.

DERMAGRAFT – for the treatment of Diabetic Foot Ulcers (“DFU”) in Canada

•
On March 25, 2013 Shire announced that DERMAGRAFT is now available in Canada for the treatment of DFU, following its approval by Health Canada as a class IV medical device for the treatment of DFU in September 2012.

VPRIV – for the treatment of Gaucher disease (Type 1)

•
On March 21, 2013 the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion regarding an update to the clinical efficacy and safety section of the VPRIV Summary of Product Characteristics to include information on long term clinical data relating to efficacy and safety in skeletal pathology from the TKT025 extension study in Type 1 Gaucher patients.

Pipeline

Lisdexamfetamine dimesylate (“LDX”)¹ – for the treatment of negative symptoms of schizophrenia (“NSS”)

•
Shire has cancelled Phase 3 of the NSS program after a review and prioritization of Shire’s development portfolio and taking into account investment requirements for recent acquisitions. No patients had been dosed in the studies and this decision was not due to any safety issues with LDX in any patient population. Shire remains committed to continuing Phase 3 trials for MDD and BED and these are enrolling as expected.

¹ Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

HGT-4510 – for Duchenne Muscular Dystrophy (“DMD”)

•
In April 2013, following the results of toxicology studies, Shire discontinued development of HGT-4510 and returned Shire’s rights in the asset to Acceleron. The development of HGT-4510 was placed on clinical hold in February 2011, subject to the completion of the toxicology studies.

VASCUGEL – for the treatment of end-stage renal disease

•	In March 2013, Shire enrolled the first patient in its Phase 2 clinical program for VASCUGEL.

OTHER DEVELOPMENTS

Legal Proceedings

INTUNIV patent litigation

•
On April 25, 2013, Shire settled all pending litigation with Actavis, Inc., Actavis LLC, and Actavis Elizabeth LLC (collectively “Actavis”) and Watson Laboratories, Inc.-Florida, Watson Pharma, Inc. and ANDA, Inc. (collectively “Watson”) in connection with Actavis’s and Watson’s Abbreviated New Drug Applications (“ANDAs”) for generic versions of INTUNIV for the treatment of ADHD.

The settlement provides Actavis with a license to make and market Actavis’s generic versions of INTUNIV in the United States on December 1, 2014, or earlier in certain limited circumstances. Such sales will require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’s exclusivity. The settlement also provides Watson with a license to make and market Watson’s generic versions of INTUNIV in the United States, 181 days after Actavis’s launch of generic INTUNIV, or earlier in certain limited circumstances.

Acquisition of SARcode

•
On April 17, 2013 Shire completed the acquisition of SARcode, a privately held biopharmaceutical company based in Brisbane, California. This acquisition brings a new Phase 3 compound, Lifitegrast, currently under development for the signs and symptoms of dry eye disease, into Shire’s portfolio. Shire anticipates launching Lifitegrast in the United States as early as 2016 pending a positive outcome of the Phase 3 clinical development program and regulatory approvals. Shire is acquiring the global rights to Lifitegrast and will evaluate an appropriate regulatory filing strategy for markets outside of the United States. Shire purchased SARcode for an up-front payment, following customary closing adjustments, of $150 million with further potential contingent payments upon achievement of certain clinical, regulatory and commercial milestones.

Acquisition of Premacure

•
On March 8, 2013 Shire completed the acquisition of Premacure, a privately held biotechnology company based in Uppsala, Sweden, developing PREMIPLEX, a protein replacement therapy in Phase 2 for the prevention of retinopathy of prematurity (“ROP”). Shire purchased Premacure for an up-front payment of $31 million with further potential contingent payments based on the achievement of pre-specified development and commercial milestones.

Shire will continue the ongoing Phase 2 study, the primary goal of which is to compare the severity of ROP among patients treated with PREMIPLEX, versus an untreated control population matched for gestational age.

The acquisition of SARcode and Premacure will provide Shire with the foundation to build a potential new business unit in Opthalmology – a growing market with many unmet patient needs.

Acquisition of Lotus Tissue Repair, Inc.

•
On February 12, 2013 Shire completed the acquisition of Lotus, a privately held biotechnology company based in Cambridge, MA, with a protein replacement therapy in pre-clinical development currently being investigated for the treatment of dystrophic epidermolysis bullosa (“DEB”). DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. Shire purchased the company for an upfront cash payment of $49 million and further contingent cash payments may be payable in future periods, depending on the achievement of certain safety and development milestones.

Share buy-back program

•
In the fourth quarter of 2012 Shire commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million, through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying American Depositary Receipts. As of April 30, 2013 Shire had made on-market repurchases totaling 7,374,182 ordinary shares at a cost of $222.7 million (excluding transaction costs).

Board and Committee Changes

•
On May 2, 2013 Shire announced that Susan Kilsby, Non Executive Director of Shire became the Chairman of Shire’s Audit, Compliance & Risk Committee with immediate effect. Susan has been a member of this Committee since September 2011 when she joined the Board. She takes over the Chairmanship from David Kappler who remains a member of the Committee.

•
On May 2, 2013 Shire also announced that Dr David Ginsburg became Chairman of Shire’s Science & Technology Committee with immediate effect. Dr David Ginsburg has been a member of the Committee and the Board since June 2010 and he has more recently been the acting Chairman of the Science & Technology Committee.

Research and development

Products in registration as at March 31, 2013

VYVANSE for the treatment of ADHD in the US

On April 26, 2013, Shire announced that the FDA had approved VYVANSE as a maintenance treatment in children and adolescents with ADHD. With this new approval, VYVANSE is currently the only stimulant approved for maintenance treatment in children and adolescents ages 6 to 17 years with ADHD, as well as in adults with ADHD.

INTUNIV for the treatment of ADHD in Canada

In October 2011 Shire submitted a New Drug Submission (“NDS”) seeking the approval in Canada for INTUNIV for the treatment of ADHD in children and adolescents aged 6 to 17. Health Canada accepted the NDS for screening in December 2011.

Products in clinical development as at March 31, 2013

Phase 3

LDX for the treatment of inadequate response in major depressive disorder (“MDD”)

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD was initiated in the fourth quarter of 2011 and is ongoing.

LDX for the treatment of binge eating disorder (“BED”)

A Phase 3 clinical program to evaluate the efficacy and safety of LDX in adults with BED was initiated in the fourth quarter of 2012 and is ongoing.

LDX for the treatment of negative symptoms of schizophrenia (“NSS”)

The Phase 3 program has been cancelled following re-prioritization of portfolio programs.

INTUNIV for the treatment of ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU was initiated in the fourth quarter of 2011 and is ongoing.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including INTUNIV. The INTUNIV program is Phase 3-ready.

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program in Japan was initiated in the fourth quarter of 2010 to assess the safety and efficacy of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level. The program is ongoing.

RESOLOR for the treatment of chronic constipation in males

A Phase 3 European clinical trial to further assess the efficacy of RESOLOR for the treatment of chronic constipation in males was initiated in 2010 and is ongoing.

SPD-555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. This product is Phase 3-ready and definitive plans will be implemented following discussions with regulatory authorities.

FIRAZYR for the treatment for Acute Angiotensin Converting Enzyme Inhibitor-Induced Angioedema ( ACE-I AE)

In December 2012, Shire submitted a supplemental Marketing Authorization Application (“MAA”), to the EMA seeking approval for FIRAZYR for the treatment of ACE-I AE in Europe. Depending upon the outcome of discussions with the FDA about appropriate development pathways for FIRAZYR as a possible ACE-I AE treatment option, Phase 3 studies for the US market could begin in 2013.

ABH-001 for the treatment of EB

ABH-001 is in development for the treatment of EB, a rare genetic skin disease that causes the skin to be so fragile that the slightest friction results in painful blisters and open wounds. The company initiated a Phase 3 study in the fourth quarter of 2012 and enrolled the first patient in January 2013.  The FDA has granted Fast Track designation for this program.

Phase 2

LDX for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. The LDX program is Phase 2-ready.

SPD-554 (selective α2A agonist) for the treatment of various central nervous system (“CNS”) disorders

The completed Phase 1 program supports planned progression in hyperactivity in Autism Spectrum Disorder (and potentially other domains where the mechanism may show benefit). This program is Phase 2-ready.

SPD-557 for the treatment of refractory gastroesophageal reflux desease (“rGERD”)

SPD-557 is a selective 5-HT4 receptor agonist. An additional Phase 2b clinical trial has been initiated to assess the efficacy of SPD-557 as an adjunctive therapy for treatment of rGERD in patients with persistent symptoms of regurgitation with or without heartburn while on proton-pump inhibitor therapy.

SPD-602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

A Phase 2 trial in pediatric and adult patients with transfusional iron overload is ongoing. This product has received orphan drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

HGT-4510 for DMD

HGT-4510 (also referred to as ACE-031) was added to the Shire HGT portfolio in 2010 through an exclusive license in markets outside of North America for the activin receptor type IIB (“ActRIIB”) class of molecules being developed by Acceleron. In April 2013, following the results of toxicology studies, Shire discontinued development of HGT-4510 and returned Shire’s rights in the asset to Acceleron.

HGT-2310 for the treatment of Hunter syndrome with CNS symptoms

HGT-2310 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010 which has now completed. Shire is currently planning a pivotal clinical trial which is expected to initiate in the second half of 2013, subject to customary regulatory interactions with the FDA and EMA. This product has been granted orphan designation in the US.

HGT-1410 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

HGT-1410 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome, a Lysosomal Storage Disorder (“LSD”). The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire is currently planning the next clinical trial for HGT-1410, designed to measure a clinical response, which is expected to initiate in the second half of 2013, subject to customary regulatory interactions with the FDA and EMA. The product has been granted orphan drug designation in the US and in the EU.

SRM-003 (formerly referred to as VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SRM-003 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”).  This product has been granted orphan drug designation in the US and the EU. In March 2013, Shire enrolled the first patients in its two Phase 2 studies designed to evaluate the efficacy and safety of SRM003 (VASCUGEL) in improving Arteriovenous Fistula (AVF) maturation and AV Graft (AVG) patency to facilitate hemodialysis in patients with End Stage Renal Disease (ESRD).

Phase 1

HGT-1110 for the treatment of Metachromatic Leukodystrophy (“MLD”)

HGT-1110 is in development as an ERT delivered intrathecally for the treatment of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development for the SP and HGT businesses.

Results of operations for the three months to March 31, 2013 and 2012

Financial highlights for the three months to March 31, 2013 are as follows:

•	Product sales in the first quarter of 2013 were to $1,117 million up 1% when compared against a strong set of comparatives in the first quarter of 2012.

Five of the Company’s top ten products delivered double digit growth: VYVANSE (up 15% to $298 million), LIALDA/MEZAVANT (up 12% to $101 million), VPRIV (up 14% to $82 million), INTUNIV (up 13% to $78 million) and FIRAZYR (up 112% to $42 million).

Total product sales were held back this quarter by DERMAGRAFT (down 62% to $19 million), resulting from the ongoing restructuring of the RM commercial organization; REPLAGAL (down 15% to $114 million) due to some shipment timings and as increased competition outweighed the continued growth in new naïve patients; and ELAPRASE (down 9% to $114 million) due to uneven ordering patterns in Latin America.

The rate of growth in total product sales (First quarter of 2013: +1%) is expected to improve to mid to high single digit growth for the full year as Shire's portfolio continues to deliver growth and the Company benefits from easing comparatives over the second half of the year.

•
Total revenues decreased 1% to $1,162 million (2012: $1,172 million) as growth in product sales was offset, as expected, by lower royalties, particularly ADDERALL XR royalties received from Impax Laboratories Inc. (“Impax”) due to both lower volumes and a lower royalty rate payable since the launch of a new generic product.

•
Operating income was down 56% to $129 million (2012: $295 million) primarily due to an impairment charge for goodwill ($199 million) relating to Shire’s RM business. Following a review of future forecasts for the RM business unit, management determined in the first quarter of 2013 that future sales are now expected to be lower than anticipated at the time of acquisition and consequently in accordance with US GAAP it has been determined that the goodwill attributable to the RM business unit is impaired.

•
Diluted earnings per ordinary share decreased 72% to $0.12 (2012: $0.41), due to lower operating income and a higher effective tax rate of 46% (2012: 17%) both of which reflect the impact of the impairment of RM goodwill.

Results of operations for the three months to March 31, 2013 and 2012

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2013	2012	change
	$'M	$'M	%
Product sales	1,116.7	1,106.9	+1
Royalties	38.5	56.3	-32
Other revenues	6.7	8.6	-22
Total	1,161.9	1,171.8	-1

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2013	2012	growth	growth4	growth1		share1
	$'M	$'M	%	%	%		%
SP
Behavioral Health
VYVANSE	298.4	260.0	+15	+15	+6		17
ADDERALL XR	99.8	111.4	-10	-10	-20		5
INTUNIV	77.7	68.5	+13	+13	+12		4
EQUASYM	6.7	7.2	-7	-7	n/a	3	n/a	3

Gastrointestinal ("GI")
LIALDA / MEZAVANT	100.5	90.0	+12	+12	+9		23
PENTASA	71.0	65.8	+8	+8	-3		14
RESOLOR	3.2	2.4	+33	+31	n/a	3	n/a	3

General Products
FOSRENOL	42.3	45.5	-7	-7	-17		4
XAGRID	23.4	23.2	+1	-1	n/a	2	n/a	2
Other product sales	23.6	32.7	-28	-28	n/a		n/a
	746.6	706.7	+6

HGT
ELAPRASE	114.3	125.6	-9	-9	n/a	2	n/a	2
REPLAGAL	114.0	134.4	-15	-15	n/a	3	n/a	3
VPRIV	81.6	71.7	+14	+14	n/a	2	n/a	2
FIRAZYR	41.7	19.7	+112	+111	n/a	2	n/a	2
	351.6	351.4	-
RM
DERMAGRAFT	18.5	48.8	-62	-62	n/a	2	n/a	2
	18.5	48.8	-62
Total product sales	1,116.7	1,106.9	+1

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average monthly US market share in the month ended March 31, 2013.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first quarter of 2013.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2013 product sales and revenues restated using 2012 average foreign exchange rates to 2012 actual product sales and revenues. Average exchange rates for the three months to March 31, 2013 were $1.58:£1.00 and $1.33:€1.00 (2012: $1.57:£1.00 and $1.31:€1.00).

Specialty Pharmaceuticals

VYVANSE – ADHD

VYVANSE product sales showed strong growth (up 15%) in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of higher prescription demand (up 6%) and the effect of a price increase taken since the first quarter of 2012. Shire also experienced further destocking in the retail channel which was offset by the positive impact of some shipment slippage from the fourth quarter of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 10%) in the first quarter of 2013 primarily as a result of lower US prescription demand (down 20%) following the introduction of a new generic competitor in the second quarter of 2012 and to a lesser extent the effect of higher sales deductions as a percentage of sales in the first quarter of 2013 compared to the first quarter of 2012. These negative factors were partially offset by the benefit of a price increase taken since the first quarter of 2012.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The strong growth in INTUNIV product sales (up 13%) in the first quarter of 2013 was driven by growth in US prescription demand (up 12%) and the effect of price increases taken since the first quarter of 2012. These positive factors were partially offset by the effect of destocking in the first quarter of 2013 as compared to slight stocking in the first quarter of 2012.

Litigation proceedings regarding Shire’s INTUNIV patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT increased (up 12%) in the first quarter of 2013 primarily due to higher market share in the US and the effect of a price increase taken since the first quarter of 2012. These positive factors were to a lesser extent offset by the effect of higher US sales deductions and higher destocking at the retail level.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative colitis

PENTASA product sales (up 8%) benefited from price increases taken since the first quarter of 2012 the impact of which was moderated by a small amount of retail pipeline destocking in the first quarter of 2013.

Human Genetic Therapies

ELAPRASE – Hunter syndrome

Product sales from ELAPRASE in the first quarter of 2013 were down 9% compared to the first quarter of 2012 due to the impact of timing of large orders to certain markets which order less frequently. The underlying number of patients being treated with ELAPRASE continues to grow.

REPLAGAL – Fabry disease

REPLAGAL sales for the quarter were down 15% primarily due to the impact of ordering patterns in Latin America and lower volumes in Europe, where the impact of increased competition outweighed the continued growth in new naïve patients. On a global basis, total patient numbers continue to show good long term growth.

VPRIV – Gaucher disease

Growth in VPRIV product sales in the first quarter of 2013 was driven by the continued growth in the number of patients on therapy.

FIRAZYR – Hereditary Angioedema (“HAE”)

The significant growth in FIRAZYR sales (up 112%) reflects the continued success of the product in the US market.

Regenerative Medicine

DERMAGRAFT –DFU

DERMAGRAFT product sales were down 62%, reflecting the impact of an ongoing restructuring of the RM sales and marketing organization and the implementation of a new commercial model. Whilst future expectations for long term growth of DERMAGRAFT have been revised downwards, the Company still expects the product to return to growth over coming quarters.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2013	2012	Change
	$'M	$'M	%
3TC and ZEFFIX	12.5	13.6	-8
FOSRENOL	9.0	10.0	-10
ADDERALL XR	8.1	25.3	-68
Others	8.9	7.4	+20
Total royalties	38.5	56.3	-32

As expected, royalty income from 3TC and ZEFFIX continued to decline due to increased competition from other products and the expiry of patents in certain territories.

Royalties from ADDERALL XR in the first quarter of 2013 were significantly impacted by reduced sales volume as well as a lower royalty rate payable on sales of authorized generic ADDERALL XR by Impax, since the launch of a new generic version in the second quarter of 2012.

Cost of product sales

Cost of product sales decreased slightly to $155.9 million for the three months to March 31, 2013 (14% of product sales), from $158.4 million in the corresponding period in 2012 (2012: 14% of product sales). Cost of product sales as a percentage of product sales remained constant due to improved margins in the ADHD portfolio which were only partially offset by lower margins on other products. For the three months to March 31, 2013 cost of product sales included depreciation of $7.8 million (2012: $7.2 million) and amortization of $nil (2012: $0.2 million).

R&D

R&D expenditure increased by 2% to $224.2 million for the three months to March 31, 2013 (20% of product sales), compared to $220.3 million in the corresponding period in 2012 (20% of product sales). In the three months to March 31, 2012 R&D included a payment in respect of in-licensed and acquired products of $23.0 million. Excluding this payment R&D increased by 14% due to increased investment in a number of targeted R&D programs including non-ADHD programs for LDX, and spend on SPD602 for Iron Overload and SRM003 for Acute Vascular Repair, acquired since the first quarter of 2012.

R&D in the three months to March 31, 2013 included depreciation of $4.6 million (2012: $6.4 million).

SG&A

SG&A expenditure decreased by 12% to $438.7 million (39% of product sales) for the three months to March 31, 2013 from $500.0 million (45% of product sales) in the corresponding period in 2012. The rate of decline in SG&A in the first quarter of 2013 was accentuated by the high level of SG&A in the first quarter of 2012 relative to the level of spend in subsequent quarters in 2012. Further, the decrease in SG&A benefited from actions taken during last year and careful management of the Company’s cost base.

For the three months to March 31, 2013 SG&A included depreciation of $16.7 million (2012: $13.6 million) and amortization of $45.9 million (2012: $45.6 million).

Goodwill impairment charges

For the three months to March 31, 2013 Shire recorded an impairment charge for goodwill of $198.9 million (2012: $nil) relating to Shire’s RM business. Following a review of future forecasts for the RM business unit, management determined in the first quarter of 2013 that future sales are now expected to be lower than anticipated at the time of acquisition and consequently in accordance with US GAAP, it has been determined that the goodwill attributable to the RM business unit is impaired. Whilst our future expectations for long term growth of DERMAGRAFT have been revised downwards, the Company still expects the product to return to growth over coming quarters.

Gain on sale of product rights

For the three months to March 31, 2013 Shire recorded a gain on sale of product rights of $6.5 million (2012: $7.2 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the three months to March 31, 2013 Shire recorded reorganization costs of $17.5 million (2012: $nil) relating to the collective dismissal and business closure at Turnhout, Belgium.

Integration and acquisition costs

For the three months to March 31, 2013 Shire recorded integration and acquisition costs of $4.1 million primarily associated with the acquisition of Lotus and integration of FerroKin, in addition to charges related to the change in fair value of contingent consideration. In the first quarter of 2012 integration and acquisition costs ($5.3 million) primarily related to the integration of Advanced BioHealing Inc. (“ABH”).

Interest expense

For the three months to March 31, 2013 Shire incurred interest expense of $9.1 million (2012: $10.2 million). Interest expense in the first quarter of 2013 principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

The effective rate of tax in the first quarter of 2013 was 46% (2012: 17%). The effective rate of tax in the first quarter of 2013 is higher than the same period in 2012 primarily due to the impact of the RM goodwill impairment charge (which is not deductible for tax purposes), an increase in unrecognised tax losses and adverse changes in profit mix. These factors were partially offset by the recognition of the 2012 US R&D credit in the first quarter of 2013. The US R&D credit was recognized in the first quarter of 2013 following the enactment of legislation on January 2, 2013, approving the extension of the regular R&D credit retrospectively.

Financial condition at March 31, 2013 and December 31, 2012

Accounts receivable, net

Accounts receivable, net increased by $60.2 million to $884.4 million (December 31, 2012: $824.2 million), primarily due to the timing of customer receipts. Days sales outstanding increased slightly by two days to 52 days (December 31, 2012: 50 days).

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased by $61.4 million to $283.2 million (December 31, 2012: $221.8 million), primarily due to the timing of payments to tax authorities and third party service providers.

Goodwill

Goodwill decreased by $121.7 million to $522.8 million (December 31, 2012: $644.5 million), principally due to the $198.9 million impairment of RM goodwill, offset by the goodwill arising on the acquisitions of Premacure and Lotus of $83.7 million.

Other intangible assets, net

Other intangible assets increased by $269.1 million to $2,657.2 million (December 31, 2012: $2,388.1 million), due to the IPR&D assets acquired with Premacure and Lotus, offset by intangible asset amortization and foreign exchange movements.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $86.5 million to $607.3 million (December 31, 2012: $520.8 million), primarily due to deferred tax liabilities arising on the IPR&D assets acquired with Premacure and Lotus.

Other non-current liabilities

Other non-current liabilities increased by $234.9 million to $476.5 million (December 31, 2012: $241.6 million) primarily due to the recognition of non-current contingent consideration payable related to the Premacure and Lotus business combinations.

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

Shire’s balance sheet includes $1,450.7 million of cash and cash equivalents at March 31, 2013. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

At March 31, 2013 the Company had made on-market repurchases totaling 6,007,188 Ordinary shares at a cost of $181.4 million (excluding transaction costs). This represents 0.65% of the issued share capital of the Company as at the end of the quarter. Ordinary Shares purchased may be cancelled or be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”).  At its AGM on April 24, 2012 the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority expired at the AGM held on April 30, 2013 and was renewed.  Under the new authority, which expires at the 2014 AGM, the Company was authorized to make market purchases of up to 55,741,587 of its own Ordinary Shares.

The following table provides information about purchases by the Company at March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of ordinary shares Purchased	Average Price Paid Per ordinary share (£)	Total Number of ordinary shares underlying ADRs Purchased	Average Price Paid Per ordinary share underlying ADRs ($)	Approximate Dollar Value of ordinary shares that May Yet Be Purchased Under the Share Buy-back Program
January 2013	715,203	19.934	336,300	32.360	$360 million
February 2013	448,896	20.748	164,100	31.954	$340 million
March 2013	466,918	20.110	244,200	30.518	$318 million

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash/ debt position (excluding restricted cash), as at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	$’M	$’M
Cash and cash equivalents1	1,450.7	1,482.2
Convertible bonds	1,100.0	1,100.0
Other	8.8	9.3
Total debt	1,108.8	1,109.3
Net cash	341.9	372.9

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

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2013 decreased by 38% or $96.6 million to $160.4 million (2012: $257.0 million), as higher cash receipts from gross product sales and lower operating expenditure payments were more than offset by the payment to settle the litigation with Impax ($48 million), lower royalty receipts and higher sales deduction and cash tax payments.

Net cash used in investing activities was $121.3 million in the three months to March 31, 2013, principally relating to the cash paid (net of cash acquired) of $77.2 million for the acquisition of Premacure and Lotus and $47.3 million on the purchase of PP&E.

Net cash used in investing activities was $34.2 million in the three months to March 31, 2012, relating to the purchase of PP&E and intangible assets, partially offset by proceeds received on the sale of product rights and capital expenditure grants.

Net cash used in financing activities was $72.9 million for the three months to March 31, 2013, principally due to the purchase of shares under the share buy-back program.

Net cash provided by financing activities was $35.4 million for the three months to March 31, 2012, principally due to the excess tax benefit associated with the exercise of stock options.

Obligations and commitments

During the three months to March 31, 2013 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 14 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at March 31, 2013 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 12 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2012.

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

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (24)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (25)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (26)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (27)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (28)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (29)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (30)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (31)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (32)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (33)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (34)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (35)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (36)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (37)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (38)

10.25
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (39)

10.26	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012.

31.1	Certification of Angus Russell pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Angus Russell and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(30)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(31)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(33)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(36)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(38)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(39)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2013	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: May 7, 2013	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer